Form 10-Q
period 1996-06-30
ELECTRONICS FOR IMAGING INC
filed 1996-08-13
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-18805


                          ELECTRONICS FOR IMAGING, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                      94-3086355
 (State or other jurisdiction of                       (I.R.S.  Employer
  incorporation or organization)                       Identification No.)

                     2855 Campus Drive, San Mateo, CA 94403
          (Address of principal executive offices, including zip code)


                                 (415) 286-8600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [  ]


The number of shares of Common Stock outstanding as of June 30, 1996 was 25,369,025.


An Exhibit Index can be found on Page 12.

                          ELECTRONICS FOR IMAGING, INC.

                                      INDEX



                                                                        Page No.

PART I - Financial Information

Item 1.      Condensed Consolidated Financial Statements

                 Condensed Consolidated Statements of Income
                      Three Months Ended June 30, 1996 and 1995, and
                      Six Months Ended June 30, 1996 and 1995 ..............3

                 Condensed Consolidated Balance Sheets
                      June 30, 1996 and December 31, 1995 ..................4

                 Condensed Consolidated Statements of Cash Flows
                      Six Months Ended June 30, 1996 and 1995 ..............5

                 Notes to Condensed Consolidated Financial Statements ......6


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...........................7


PART II - Other Information

Items 1 - 3. Not Applicable ...............................................12

Item 4.      Submission of Matters to a Vote of Security Holders ..........12

Item 5.      Not Applicable ...............................................12

Item 6.      Exhibits and Reports on Form 8-K .............................12


Signatures ................................................................14

PART I            FINANCIAL INFORMATION

     ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               ELECTRONICS FOR IMAGING, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (In thousands, except per share amounts)
                                        (Unaudited)


                                    Three Months Ended                Six Months Ended
                                  ----------------------          ----------------------
                                  June 30,      June 30,           June 30,     June 30,
                                    1996          1995              1996         1995
                                  ---------    ---------          ---------    ---------

Revenue                           $  69,046    $  44,798          $ 132,695    $  85,162
Cost of revenue                      34,555       22,393             67,798       42,789
                                  ---------    ---------          ---------    ---------

                                     34,491       22,405             64,897       42,373
                                  ---------    ---------          ---------    ---------

Operating expenses:
   Research and development           5,091        2,931              9,246        5,740
   Sales and marketing                6,983        5,970             12,843       11,505
   General and administrative         2,387        1,769              4,753        3,361
                                  ---------    ---------          ---------    ---------

                                     14,461       10,670             26,842       20,606
                                  ---------    ---------          ---------    ---------

     Income from operations          20,030       11,735             38,055       21,767

Other income, net                     1,690        1,213              3,349        2,389
                                  ---------    ---------          ---------    ---------

     Income before income taxes      21,720       12,948             41,404       24,156

Provision for income taxes           (7,819)      (4,661)           (14,906)      (8,696)
                                  ---------    ---------          ---------    ---------

     Net income                   $  13,901    $   8,287          $  26,498    $  15,460
                                  =========    =========          =========    =========


Net income per share              $    0.51    $    0.31          $    0.97    $    0.59
                                  =========    =========          =========    =========


Shares used in computing
   net income per share              27,413       26,358             27,242       26,274
                                  =========    =========          =========    =========


          See accompanying notes to condensed consolidated financial statements.

                          ELECTRONICS FOR IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                           June 30, December 31,
                                                            1996        1995
                                                         ----------- -----------
                                                         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                $ 26,503   $ 46,006
   Short-term investments                                    137,112     98,012
   Accounts receivable                                        39,581     27,588
   Inventories                                                 9,372      7,809
   Other current assets                                       11,847      8,173
                                                            --------   --------
     Total current assets                                    224,415    187,588

Property and equipment, net                                    8,776      5,469
Other assets                                                   1,529      1,412
                                                            --------   --------
     Total assets                                           $234,720   $194,469
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $ 18,146   $ 10,630
   Accrued and other liabilities                              13,558     12,023
   Income taxes payable                                        9,766      7,876
                                                            --------   --------
     Total current liabilities                                41,470     30,529
                                                            --------   --------
Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000,000 shares
     authorized; none issued and outstanding                    --         --
   Common Stock, $.01 par value, 150,000,000 shares
      authorized; 25,369,025 and 24,971,350 shares issued
      and outstanding, respectively                              254        250
   Additional paid-in capital                                 92,487     89,679
   Retained earnings                                         100,509     74,011
                                                            --------   --------
     Total stockholders' equity                              193,250    163,940
                                                            --------   --------
     Total liabilities and stockholders' equity             $234,720   $194,469
                                                            ========   =========


     See accompanying notes to condensed consolidated financial statements.


                                       ELECTRONICS FOR IMAGING, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                (Unaudited)

                                                                              Six Months Ended
                                                                  ----------------------------------------
                                                                     June 30,                  June 30,
                                                                       1996                      1995
                                                                  --------------             -------------
Cash flows from operating activities:
   Net income                                                       $     26,498             $      15,460
   Adjustments  to  reconcile  net  income  to net
     cash  provided  by  operating activities:
       Depreciation and amortization                                       1,647                     1,278
       Changes in operating assets and liabilities:
         Accounts receivable                                             (11,993)                   (5,694)
         Inventories                                                      (1,563)                   (4,596)
         Other current assets                                             (3,674)                     (990)
         Accounts payable and accrued liabilities                          9,051                     4,467
         Income taxes payable                                              1,890                     4,495
                                                                  --------------             -------------
           Net cash provided by operating activities                      21,856                    14,420
                                                                  --------------             -------------
Cash flows from investing activities:
   Purchase of short-term investments                                   (124,159)                  (69,314)
   Sales and maturities of short-term investments                         85,059                    59,193
   Purchases of property and equipment, net                               (4,954)                   (2,081)
   Other assets                                                             (117)                       (5)
                                                                  --------------             -------------
           Net cash used for investing activities                        (44,171)                  (12,207)
                                                                  --------------             -------------
Cash flows from financing activities:
   Issuance of common stock related to stock plans                         2,812                     1,419
                                                                  --------------             -------------
           Net cash provided by financing activities                       2,812                     1,419
                                                                  --------------             -------------
Net change in cash and cash equivalents                                  (19,053)                    3,632
Cash and cash equivalents at beginning of period                          46,006                    30,219
                                                                  --------------             -------------
Cash and cash equivalents at end of period                          $     26,503              $     33,851
                                                                  ==============             =============
Supplemental disclosure - cash paid for income taxes                $     12,794              $      4,085
                                                                  ==============             =============

                  See accompanying notes to condensed consolidated financial statements.

                          ELECTRONICS FOR IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)



1.       Basis of Presentation

         The interim condensed consolidated financial statements of Electronics for Imaging, Inc. (the Company) as of and for the interim periods ended June 30, 1996 have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1995, contained in the Company's Annual Report to Stockholders, and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto referred to above.

         The preparation of the interim condensed consolidated financial statements in conformity with generally accepted accounting principles for such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

         The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended June 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or the full year.


2.       Stock Split

         The Company effected on November 30, 1995, a two-for-one stock split in the form of a stock dividend payable to stockholders of record as of November 20, 1995. All references in the condensed consolidated financial statements to weighted average numbers of shares outstanding and per share amounts have been restated to reflect the stock split.


3.       Inventory Composition
                                     June 30,                December 31,
                                       1996                      1995
                                  --------------            --------------
                                    (unaudited)

         Raw materials            $        2,401            $        3,971
         Work-in-process                   6,091                     3,734
         Finished goods                      880                       104
                                  --------------            --------------
                                  $        9,372            $        7,809
                                  ==============            ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in the Company's 1995 Annual Report to Stockholders. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company's results, please see the section entitled "Factors that Could Adversely Affect Performance" below and the section entitled "Risk Factors" in the Company's 1995 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company periodically reviews such factors to ensure their appropriateness.

Revenue

The Company's revenue was $69.0 million in the second quarter of 1996, compared to $44.8 million in the corresponding quarter of 1995. Revenue for the six months ended June 30, 1996 was $132.7 million, compared to $85.2 million in the corresponding period of 1995. The substantial majority of the Company's revenue to date is attributable to the sale of Fiery and Fiery XJ Color Servers. The increase in revenue reflects increased market acceptance of the Company's Fiery XJ Color Servers, the introduction of the Fiery XJe Controller, the expansion of the Company's sales and marketing organizations and increased revenue from the Company's OEM sales channels due to the above-mentioned market acceptance and an increase in the number of the Company's OEM partners. Substantially all of the Company's sales in the second quarter of 1996 and 1995 were to its OEM partners. No assurance can be given that the Company's relationships with its current OEM partners will continue; in the event that any of such relationships is discontinued or scaled back, the Company could experience a significant negative impact on its consolidated financial position and results of operations.

The Company completed in the fourth quarter of 1995 an agreement with Canon Inc. for the purchase of Fiery XJ Color Servers. The agreement provides Canon exclusive distribution rights for Fiery XJ Color Servers designed for Canon's proprietary color copiers. The Canon agreement effectively replaced the Company's existing distribution channel through the Canon dealer and distributor network beginning in April 1995 with shipments to Canon under the terms of a letter of intent preceding the agreement. This arrangement has resulted to some extent in lower associated selling and marketing costs. The Company sells Fiery XJ Color Server products to each of its significant OEM partners under similar agreements.

The Company completed agreements in the first quarter of 1996 with Canon and Digital Equipment Corporation, and in the second quarter of 1996 with IBM Corporation, under which these companies are developing desktop color laser printers using the Company's Fiery XJe Controller. The Fiery XJe Controller is an embedded controller that, when combined with a specified color laser engine, results in a desktop color laser printer with superior speed and output quality.

International revenue continued to grow in the second quarter of 1996, and was affected by sales mix and certain OEM product requirements. Direct sales into Japan accounted for approximately 31% and 12% of revenue in the second quarter of 1996 and 1995, respectively, a result of increasing sales of Fiery XJe product to Canon in Japan, where final assembly of the associated color laser printers is performed prior to sales by Canon to Europe and Japan, and also due to the timing of certain OEM product orders. Sales into Japan were 23% and 16% of revenue for the six months ended June 30, 1996 and 1995, respectively. Sales into Europe accounted for approximately 21% and 32% of revenue in the second quarter of 1996 and 1995, respectively, reflecting the timing of certain OEM product orders in preparation of the anticipated introduction of the Fiery XJ+ product line. Sales into Europe were 22% and 29% of revenue for the six months ended June 30, 1996 and 1995, respectively. Further, shipments to some of the Company's OEM customers are made to centralized purchasing and manufacturing locations which in turn sell through to foreign locations. As a result of these factors, the Company believes that sales of Fiery XJ and Fiery XJe products into Europe and Japan may actually be higher, though accurate data is difficult to obtain. The Company expects that international revenue will continue to represent a significant portion of its total revenue.

Cost of Revenue

The substantial majority of the Company's cost of revenue to date has been attributable to the sale of Fiery and Fiery XJ Color Servers. Fiery XJ Color Servers are manufactured by third-party manufacturers who purchase most of the necessary components. The Company sources directly the PostScript interpreter software, which it in turn licenses from Adobe, other software licensed from various sources, and proprietary memory and CPU subsystems. The Company's gross margin was 50.0% in the second quarter of 1996, unchanged from 50.0% in the corresponding quarter of 1995. Overall gross margin in the second quarter of 1996 was favorably impacted by low market prices for DRAM components used in the Company's products, offset by increased shipments of Fiery XJe Controllers at margins lower than those of the Company's other products. The Company's gross margin was 48.9% for the six months ended June 30, 1996, down from 49.8% in the corresponding period of 1995, primarily reflecting the change in mix of the Company's sales.

The Company's gross margin depends in part on prices it is able to attain on Fiery XJ Color Servers, Fiery XJe Controllers and future products. The lower manufacturing costs of the Fiery XJ Color Server models have given the Company flexibility to offer products with a broad range of prices. In addition, as the Company continues to introduce new Fiery XJ products, it may continue to lower prices on existing products. The Fiery XJe Controller will continue to have lower margins than the Company's other products, reflecting the different distribution and marketing practices employed for desktop color laser printers. Accordingly, if the Fiery XJe Controller continues to increase as a percentage of revenue, the Company's overall gross margin is expected to continue to decline. In addition, gross margin will continue to be impacted by a variety of factors including, among others, the availability and pricing of key components (including DRAMs and PostScript interpreter software), product, channel and geographic mix, the success of the Company's product transitions and new products, competition, and general economic conditions.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting services, costs of prototype materials and depreciation. Research and development expenses were $5.1 million or 7.4% of revenue in the second quarter of 1996, compared to $2.9 million or 6.5% of revenue in the corresponding quarter of 1995, and $9.2 million or 7.0% for the six months ended June 30, 1996, compared to $5.7 million or 6.7% in the corresponding period of 1995. Research and development expenses increased primarily due to costs related to increases in the number of engineers employed and associated expenditures. The Company believes that the development of new products and enhancement of existing products is essential to its continued success, and management intends to continue to devote substantial resources to research and new product development. Accordingly, the Company expects that its research and development expenses may increase in absolute dollars and possibly also as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses include personnel expenses, tradeshows and other promotional expenses, sales commissions, travel, public relations, and depreciation and facility costs associated with sales offices in the United States, Europe and Japan. Sales and marketing expenses were $7.0 million or 10.1% of revenue in the second quarter of 1996, compared to $6.0 million or 13.3% of revenue in the corresponding quarter of 1995, and $12.8 million or 9.7% for the six months ended June 30, 1996, compared to $11.5 million or 13.5% in the corresponding period of 1995. While sales and marketing expenses decreased as a percentage of total revenue, such expenses have increased in absolute dollars due primarily to increases in employee headcount and costs required for the promotion and support of Fiery XJ products. The decrease in sales and marketing expenses as a percentage of revenue is due to the Company's increased sales to its OEM partners, certain cost reductions resulting from the Company's December 1995 agreement with Canon, and continuing cost control measures, including the consolidation of certain duplicative European sales facilities. The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, launch new Fiery XJ and other products, and continue to build its worldwide sales and marketing organization.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, professional fees, expenses required of a public company, and depreciation and facility costs. General and administrative expenses were $2.4 million or 3.5% of revenue in the second quarter of 1996, compared to $1.8 million or 3.9% of revenue in the corresponding quarter of 1995, and $4.8 million or 3.6% for the six months ended June 30, 1996, compared to $3.4 million or 3.9% in the corresponding period of 1995. While general and administrative expenses decreased as a percentage of total revenue, these expenses have increased in absolute dollars primarily due to the addition of personnel to support the Company's operations. The Company expects that its general and administrative expenses may increase in absolute dollars and possibly also as a percentage of revenue in order to support any growth in operations.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for all periods presented. The Company's effective tax rate was 36.0% for the second quarter of 1996 and 1995. In each period the Company benefited from increased tax-exempt interest income, increases in foreign sales and to a lesser extent the utilization of research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective taxing authorities. The Company anticipates that these benefits will continue to have a favorable impact on the Company's consolidated effective tax rate.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $163.6 million as of June 30, 1996, up from $144.0 million as of December 31, 1995. Working capital increased to $183.0 million as of June 30, 1996, up from $157.1 million as of December 31, 1995. Net cash provided by operating activities was $21.9 million and $14.4 million for the six month periods ended June 30, 1996 and 1995, respectively, primarily as a result of profitable operations in both periods. The Company purchased approximately $5.0 million of capital equipment and furniture during the six month period ended June 30, 1996, compared to purchases of $2.1 million in the corresponding period of 1995.

The Company believes that its existing capital resources together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 1997.

Factors That Could Adversely Affect Performance

The following may impact the Company's future performance and financial results:

New Product Introductions. Delays in the launch or availability of new products could have an adverse effect on the Company's financial results. New product introductions also carry the risk that customers will delay or cancel orders for existing products pending shipments of new products. If the Company is not able to successfully manage future product transitions, its results of operations could be adversely affected.

Competition. The Company has seen competition in the market from companies and products that provide similar functionality and believes that such competition will continue and may intensify. There can be no assurance that the Company will be able to successfully launch new products or compete successfully against other companies' product offerings.

Fiery XJe. The Company is currently selling the Fiery XJe Controller to Canon, IBM and Digital under OEM agreements. No assurance can be given that the Company will continue to recognize significant revenue from such sales or that the Company will be successful in further marketing this product to other OEM partners or other parties.

Reliance on OEM Partners. No assurance can be given that the Company will continue to supply products to each of its current OEM partners. In the event that an OEM partner discontinues or reduces its level of purchases of Fiery XJ Color Servers, the Company would experience a significant negative impact on its consolidated financial position and results of operations.

Fluctuations in Operating Results. Operating results may fluctuate due to factors such as demand for the Company's products, success and timing of the introduction of new products, price reductions by the Company and its competitors, delay, cancellation or rescheduling of orders, product performance, seasonal purchasing patterns of its OEMs, performance of third-party manufacturers, product inventory levels, availability of key components for the Company's products, the Company's relationships with, among others, Adobe Systems Inc. and the OEM partners that distribute the Fiery XJ Color Server, the Company's ability to develop and market new products, the timing and amount of sales and marketing expenditures, and the general demand for color copiers and color laser printers.

Limited Backlog. The Company typically does not obtain long-term volume purchase contracts from its customers, and a substantial portion of the Company's backlog is scheduled for delivery within 90 days or less. Customers may cancel orders and change volume levels or delivery times without penalty. Quarterly sales and operating results therefore depend on the volume and timing of the backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall.

Volatility of Stock Price. Due to various factors, including those noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. The Company participates in a highly dynamic industry, which often results in significant volatility for the Company's common stock price.

PART II           OTHER INFORMATION


     ITEMS 1 - 3.

There is no applicable information to report under Part II, Items 1 - 3 during the period covered by this report.


     ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to the stockholders of the Company at the Company's Annual Meeting of Stockholders held May 2, 1996. Each of these matters was approved by a majority of shares represented at the meeting.

     (a) The election of six directors to serve a one-year term until their successors are duly elected and qualified. The following is a summary of the votes cast for and the votes withheld for each individual.
                                             Votes For          Votes Withheld
                                            ----------          --------------
                  Efraim Arazi              19,528,177             289,626
                  Dan Avida                 19,521,167             296,636
                  Gill Cogan                19,781,959              35,844
                  Jean-Louis Gassee         19,776,327              41,476
                  Dan Maydan                19,781,724              36,079
                  Thomas Unterberg          19,774,825              42,978

     (b) The approval of an amendment to the 1990 Stock Plan to increase the number of shares reserved for issuance thereunder by an additional 950,000 shares. Results of the voting included 13,030,196 votes for, 6,678,189 votes against and 109,418 shares abstained or not voted.

     (c) The ratification of the appointment of Price Waterhouse LLP as the independent accountants of the Company for the fiscal year ended December 31, 1996. Results of the voting included 19,797,480 votes for, 4,507 votes against and 15,816 shares abstained.


     ITEM 5.

There is no applicable information to report under Part II, Item 5 during the period covered by this report.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits
              11.1     Statement re Computation of Per Share Earnings   Page 13.


       (b)    Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the three-month period ended June 30, 1996.