Form 10-Q
period 1996-09-30
ELECTRONICS FOR IMAGING INC
filed 1996-11-12
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of Common Stock outstanding as of September 30, 1996 was 25,507,352.


An Exhibit Index can be found on Page 12.

                          ELECTRONICS FOR IMAGING, INC.

                                      INDEX



                                                                        Page No.

PART I - Financial Information

Item 1.  Condensed Consolidated Financial Statements

             Condensed Consolidated Statements of Income
                  Three Months Ended September 30, 1996 and 1995, and
                  Nine Months Ended September 30, 1996 and 1995 ...............3

             Condensed Consolidated Balance Sheets
                  September 30, 1996 and December 31, 1995 ....................4

             Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995 ...............5

             Notes to Condensed Consolidated Financial Statements .............6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..................................7


PART II - Other Information

Items 1 - 5. Not Applicable ..................................................12

Item 6.      Exhibits and Reports on Form 8-K ................................12


Signatures ...................................................................14

PART I            FINANCIAL INFORMATION

     ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          ELECTRONICS FOR IMAGING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                   Three Months Ended       Nine Months Ended
                                       September 30,          September 30,
                                 --------------------     ----------------------
                                   1996         1995         1996         1995
                                --------     --------    ---------     ---------
Revenue                         $ 75,121     $ 48,502    $ 207,816     $133,664
Cost of revenue                   36,422       24,269      104,220       67,058
                                --------     --------    ---------     ---------
                                  38,699       24,233      103,596       66,606
                                --------     --------    ---------     ---------
Operating expenses:
   Research and development        5,806        3,243       15,052        8,983
   Sales and marketing             7,695        5,425       20,538       16,930
   General and administrative      2,634        1,839        7,387        5,200
                                --------     --------    ---------     ---------
                                  16,135       10,507       42,977       31,113
                                --------     --------    ---------     ---------
     Income from operations       22,564       13,726       60,619       35,493

Other income, net                  1,738        1,463        5,087        3,853
                                --------     --------    ---------     ---------
     Income before income taxes   24,302       15,189       65,706       39,346

Provision for income taxes         8,749        5,468       23,655       14,164
                                --------     --------    ---------     ---------
     Net income                 $ 15,553     $  9,721     $ 42,051     $ 25,182
                                ========     ========     ========     =========

Net income per share            $   0.57     $   0.36     $   1.54     $   0.95
                                ========     ========     ========     =========

Shares used in computing
   net income per share           27,514       26,662       27,324       26,386
                                ========     ========     ========     =========

See accompanying notes to condensed consolidated financial statements.

                          ELECTRONICS FOR IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)



                                                     September 30,  December 31,
                                                         1996            1995
                                                        -------        ---------
ASSETS
Current assets:
   Cash and cash equivalents                            $ 39,328        $ 46,006
   Short-term investments                                141,483          98,012
   Accounts receivable                                    39,602          27,588
   Inventories                                            13,446           7,809
   Other current assets                                   16,452           8,173
                                                        --------        --------
     Total current assets                                250,311         187,588

Property and equipment, net                               10,238           5,469
Other assets                                               1,617           1,412
                                                        --------        --------
     Total assets                                       $262,166        $194,469
                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $ 14,448        $ 10,630
   Accrued and other liabilities                          19,980          12,023
   Income taxes payable                                   17,088           7,876
                                                        --------        --------
     Total current liabilities                            51,516          30,529
                                                        --------        --------
Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000,000 shares
     authorized; none issued and outstanding                --              --
   Common Stock, $.01 par value, 150,000,000 shares
      authorized; 25,507,352 and 24,971,350 shares
      issued and outstanding, respectively                   255             250
   Additional paid-in capital                             94,333          89,679
   Retained earnings                                     116,062          74,011
                                                        --------        --------
     Total stockholders' equity                          210,650         163,940
                                                        --------        --------
     Total liabilities and stockholders' equity         $262,166        $194,469
                                                        ========        ========

See accompanying notes to condensed consolidated financial statements.

                          ELECTRONICS FOR IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                         1996            1995
                                                      --------         ---------
Cash flows from operating activities:
   Net income                                         $ 42,051         $ 25,182

   Adjustments to  reconcile net  income  to net
    cash  provided  by  operating activities:
       Depreciation and amortization                    2,702              1,992
       Changes in operating assets and liabilities:
         Accounts receivable                          (12,014)          (15,023)
         Inventories                                   (5,637)            1,893
         Other current assets                          (8,279)             (790)
         Accounts payable and accrued liabilities      11,775               759
         Income taxes payable                           9,212             4,461
                                                      --------         ---------

           Net cash provided by operating activities   39,810            18,474
                                                      --------         ---------
Cash flows from investing activities:
   Purchase of short-term investments                (160,392)          (99,715)
   Sales and maturities of short-term investments     116,921            83,047
   Purchases of property and equipment, net            (7,471)           (2,990)
   Other assets                                          (205)               36
                                                      --------         ---------
           Net cash used for investing activities     (51,147)          (19,622)
                                                      --------         ---------
Cash flows from financing activities:
   Issuance of common stock related to stock plans      4,659             4,710
                                                      --------         ---------
           Net cash provided by financing activities    4,659             4,710
                                                      --------         ---------
Net change in cash and cash equivalents                (6,678)            3,562

Cash and cash equivalents at beginning of period       46,006            30,219
                                                      --------         ---------
Cash and cash equivalents at end of period           $ 39,328          $ 33,781
                                                     =========         =========
Supplemental disclosure - cash paid
 for income taxes                                    $ 14,286          $  9,619
                                                     =========         =========

See accompanying notes to condensed consolidated financial statements.

                          ELECTRONICS FOR IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)



1.       Basis of Presentation

         The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc. (the Company) as of and for the interim periods ended September 30, 1996 have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1995, contained in the Company's Annual Report to Stockholders, and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto referred to above.

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

         The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended September 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or the full year.


2.       Stock Split

         The Company effected on November 30, 1995, a two-for-one stock split in the form of a stock dividend payable to stockholders of record as of November 20, 1995. All references in the condensed consolidated financial statements to weighted average numbers of shares outstanding and per share amounts have been restated to reflect the stock split.


3.       Inventory Composition
                                          September 30,             December 31,
                                             1996                      1995
                                           -----------              ------------
         Raw materials                     $  6,504                  $ 3,971
         Work-in-process                      5,932                    3,734
         Finished goods                       1,010                      104
                                           --------                  -------

                                           $ 13,446                  $ 7,809
                                           ========                  =======

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the audited consolidated financial statements of Electronics for Imaging, Inc. (the Company) and related notes thereto contained in the Company's 1995 Annual Report to Stockholders. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company's results, please see the section entitled "Factors that Could Adversely Affect Performance" below and the section entitled "Risk Factors" in the Company's 1995 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company periodically reviews such factors to ensure their appropriateness.

Results of Operations

Revenue

The Company's revenue was $75.1 million in the third quarter of 1996, compared to $48.5 million in the corresponding quarter of 1995. Revenue for the nine months ended September 30, 1996 was $207.8 million, compared to $133.7 million in the corresponding period of 1995. The substantial majority of the Company's revenue to date is attributable to the sale of Fiery and Fiery XJ Color Servers. The increase in revenue reflects continued market acceptance of the Company's Fiery XJ Color Server and Fiery XJe Controller products, the expansion of the Company's sales and marketing organizations, and increased revenue from the Company's OEM sales channels due to the above-mentioned market acceptance and an increase in the number of the Company's OEM partners. Substantially all of the Company's sales in the third quarter of 1996 and 1995 were to its OEM partners. No assurance can be given that the Company's relationships with these OEM partners will continue; in the event that any of such relationships is discontinued or scaled back, the Company could experience a significant negative impact on its consolidated financial position and results of operations.

The Company completed in the fourth quarter of 1995 an agreement with Canon Inc. for the purchase of Fiery XJ Color Servers. The agreement provides Canon exclusive distribution rights for Fiery XJ Color Servers designed for Canon's proprietary color copiers. The agreement effectively replaced the Company's existing distribution channel through the Canon dealer and distributor network beginning in April 1995 with shipments to Canon under the terms of a letter of intent preceding the agreement. This arrangement has resulted to some extent in lower associated selling and marketing costs. The Company sells Fiery XJ Color Server products to each of its significant OEM partners under similar agreements.

The Company completed agreements in the first quarter of 1996 with Canon and Digital Equipment Corporation, and in the second quarter of 1996 with IBM Corporation, under which these companies are producing desktop color laser printers using the Company's Fiery XJe Controller. The Fiery XJe Controller is an embedded controller which, when combined with a specified color laser engine, results in a desktop color laser printer with superior speed and output quality.

International revenue continued to grow in the third quarter of 1996, and was affected by sales mix and certain OEM product requirements. Direct sales into Japan accounted for approximately 23% and 13% of revenue in the third quarter of 1996 and 1995, respectively. This increase is partly due to a greater level of purchases by the Company's OEM partners of Fiery XJ products and is also a result of sales of Fiery XJe product to Canon in Japan. Sales into Japan were 23% and 15% of revenue for the nine months ended September 30, 1996 and 1995, respectively. Sales into Europe accounted for approximately 28% and 29% of revenue in the third quarter of 1996 and 1995, respectively, and 24% and 29% of revenue for the nine months ended September 30, 1996 and 1995, respectively. Further, shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations which in turn sell through to foreign locations. As a result of these factors, the Company believes that sales of its products into Europe and Japan may actually be higher, though accurate data is difficult to obtain. The Company expects that international revenue will continue to represent a significant portion of its total revenue.

Cost of Revenue

The substantial majority of the Company's cost of revenue to date has been attributable to the sale of Fiery and Fiery XJ Color Servers. Fiery XJ Color Servers are manufactured by third-party manufacturers who purchase most of the necessary components. The Company sources directly proprietary memory and CPU subsystems, and software licensed from various sources, including PostScript interpreter software, which the Company licenses from Adobe Systems, Inc. The Company's gross margin was 51.5% in the third quarter of 1996, up from 50.0% in the corresponding quarter of 1995. Overall gross margin in the third quarter of 1996 continued to be supported by low market prices for DRAM components used in the Company's products. Further, gross margin was favorably impacted by the mix of products sold. The Company's gross margin was 49.8% for the nine months ended September 30, 1996, unchanged from the corresponding period of 1995.

The Company's gross margin depends in part on prices it is able to attain on Fiery XJ Color Servers, Fiery XJe Controllers and future products. The lower manufacturing costs of the Fiery XJ Color Server models have given the Company flexibility to offer products with a broad range of prices. In addition, as the Company continues to introduce new Fiery XJ products, it may continue to lower prices on existing products. The Fiery XJe Controller will continue to have lower margins than the Company's other products, reflecting the different distribution and marketing practices employed for desktop color laser printers. Accordingly, if the Fiery XJe Controller increases as a percentage of revenue, the Company's overall gross margin is expected to decline, all other things being equal. In general, gross margin will continue to be impacted by a variety of factors including, among others, the availability and pricing of key components (including DRAMs and PostScript interpreter software), product, channel and geographic mix, the success of the Company's product transitions and new products, competition, and general economic conditions.

Operating Expenses

Research and Development. Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting services, costs of prototype materials and technology, and depreciation. Research and development expenses were $5.8 million or 7.7% of revenue in the third quarter of 1996, compared to $3.2 million or 6.7% of revenue in the corresponding quarter of 1995, and $15.1 million or 7.2% for the nine months ended September 30, 1996, compared to $9.0 million or 6.7% in the corresponding period of 1995. Research and development expenses increased primarily due to purchases of certain technology rights and incremental costs related to the number of engineers employed. The Company believes that the development of new products and enhancement of existing products is essential to its continued success, and management intends to continue to devote substantial resources to research and new product development. Accordingly, the Company expects that its research and development expenses may increase in absolute dollars and possibly also as a percentage of revenue.

Sales and Marketing. Such expenses include personnel expenses, tradeshows and other promotional expenses, sales commissions, travel, public relations, and depreciation and facility costs associated with sales offices in the United States, Europe and Japan. Sales and marketing expenses were $7.7 million or 10.2% of revenue in the third quarter of 1996, compared to $5.4 million or 11.2% of revenue in the corresponding quarter of 1995, and $20.5 million or 9.9% for the nine months ended September 30, 1996, compared to $16.9 million or 12.7% in the corresponding period of 1995. While sales and marketing expenses decreased as a percentage of total revenue, such expenses have increased in absolute dollars due primarily to increases in employee headcount and costs required for the promotion and support of the Company's products. The decrease in sales and marketing expenses as a percentage of revenue is due to the Company's increased sales to its OEM partners, certain cost reductions resulting from the Company's December 1995 agreement with Canon, and continuing cost control measures, including the consolidation of certain duplicative European sales facilities. The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, launch new Fiery XJ models and other products, and continue to build its worldwide sales and marketing organization.

General and Administrative. Such expenses consist primarily of personnel expenses and, to a lesser extent, professional fees, expenses required of a public company, and depreciation and facility costs. General and administrative expenses were $2.6 million or 3.5% of revenue in the third quarter of 1996, compared to $1.8 million or 3.8% of revenue in the corresponding quarter of 1995, and $7.4 million or 3.6% for the nine months ended September 30, 1996, compared to $5.2 million or 3.9% in the corresponding period of 1995. General and administrative expenses increased primarily due to the addition of personnel to support the Company's operations and certain nonrecurring costs. The Company expects that its general and administrative expenses may increase in absolute dollars and possibly also as a percentage of revenue in order to support any growth in operations.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for all periods presented. The Company's effective tax rate was 36.0% for the third quarter of 1996 and 1995. In each period the Company benefited from increased tax-exempt interest income, increases in foreign sales and to a lesser extent the utilization of research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective taxing authorities. The Company anticipates that these benefits will continue to have a favorable impact on the Company's consolidated effective tax rate.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $180.8 million as of September 30, 1996, up from $144.0 million as of December 31, 1995. Working capital increased to $198.8 million as of September 30, 1996, up from $157.1 million as of December 31, 1995. Net cash provided by operating activities was $39.8 million and $18.5 million for the nine-month periods ended September 30, 1996 and 1995, respectively, primarily as a result of profitable operations in both periods. The Company purchased approximately $7.5 million of capital equipment and furniture during the nine month period ended September 30, 1996, compared to purchases of $3.0 million in the corresponding period of 1995.

The Company believes that its existing capital resources together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 1997.

Factors That Could Adversely Affect Performance

The following may impact the Company's future performance and financial results:

Product Transitions. Delays in the launch or availability of new product models could have an adverse effect on the Company's financial results. Product transitions also carry the risk that customers will delay or cancel orders for existing models pending shipments of new models. If the Company is not able to successfully manage future product transitions or cannot guarantee the availability of products, its results of operations could be adversely affected.

New Product Introductions. The Company continues to look at opportunities to develop product lines distinct from the Fiery XJ Color Server. Such new products may require the investment of capital for the development of new distribution and marketing channels, at an unknown cost to the Company. There can be no guarantee that the Company would be successful the development of such channels or that any new products will gain market acceptance. Further, new products may directly impact the sales of the Company's Fiery XJ products. If the Company is not able to successfully manage the introduction of new products, its results of operations could be adversely affected.

Competition. The Company has seen competition in the market from companies and products that provide similar functionality and believes that such competition will continue and may intensify. There can be no assurance that the Company will be able to continue to successfully compete against other companies' product offerings.

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

Fluctuations in Operating Results. Operating results may fluctuate due to factors such as demand for the Company's products, success and timing of the introduction of new products, price reductions by the Company and its competitors, delay, cancellation or rescheduling of orders, product performance, seasonal purchasing patterns of its OEM partners, performance of third-party manufacturers, product inventory levels, availability of key components for the Company's products, the status of the Company's relationships with its OEM partners and Adobe, among others, the Company's ability to develop and market new products, the timing and amount of sales and marketing expenditures, and the general demand for color copiers and color laser printers.

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

PART II           OTHER INFORMATION


     ITEMS 1 - 5.

There is no applicable information to report under Part II, Items 1 - 5 during the period covered by this report.


     ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)          Exhibits
                      Exhibits and Reports on Form 8-K ................. Page 13

         (b)          Reports on Form 8-K
                      No reports on Form 8-K were filed by the Company during the three-month period ended September 30, 1996.

                                                                    EXHIBIT 11.1

                          ELECTRONICS FOR IMAGING, INC.
               STATEMENT RE COMPUTATION OF PER SHARE EARNINGS(1)
                      (In thousands, except per share data)
                                   (Unaudited)


                                                        Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                  -------------------------------  ---------------------------------
                                                       1996            1995              1996            1995
                                                  -------------   ---------------  ---------------  ----------------


Net income for purposes of computing
     net income per share                         $      15,553   $        9,721     $      42,051   $       25,182
                                                  =============   ==============     =============   ==============


Weighted average common shares outstanding               25,434           24,816            25,256           24,491


Weighted common equivalent shares
     from options(3)                                      2,080            1,846             2,068            1,895
                                                  -------------   --------------     -------------   --------------


         Weighted average common shares
         and equivalents                                 27,514           26,662            27,324           26,386
                                                  =============   ==============     =============   ==============


Net income per share                              $        0.57   $         0.36     $        1.54   $         0.95
                                                  =============   ==============     =============   ==============


(1) This Exhibit should be read in conjunction with "Summary of Significant Accounting Policies - Net Income per Share" in Note 1 of Notes to Consolidated Financial Statements, contained in the Company's 1995 Annual Report to Stockholders.


(2) All per share data and shares used in computing net income per share have been restated to reflect the Company's two-for-one stock split. See Note 2 of Notes to Condensed Consolidated Financial Statements.


(3) Computed using the treasury stock method. The difference between primary net income per share and fully diluted net income per share is not significant.

                                       13.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ELECTRONICS FOR IMAGING, INC.

Date:  November 8, 1996


                                          By /s/  Dan Avida
                                          -------------------------------------
                                          Dan Avida
                                          President and Chief Executive Officer
                                          and Acting Principal Financial Officer



                                          By /s/  Eric Saltzman
                                          -------------------------------------
                                          Eric Saltzman
                                          Vice President, Strategic Relations
                                          and Duly Authorized Officer