Form 10-K
period 1996-12-31
ELECTRONICS FOR IMAGING INC
filed 1997-03-31
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996     Commission File Number:  0-18805

[ ] TRANSITION  REPORT   PURSUANT  TO  SECTION  13 OR  15(d) OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

                          ELECTRONICS FOR IMAGING, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   94-3086355
     (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                 Identification No.)

     2855 Campus Drive, San Mateo, CA                          94403
 (Address of principal executive offices)                   (Zip Code)

                                 (415) 286-8600
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:            None.

Securities registered pursuant to Section 12(g) of the Act:        Common Stock,
                                                                  $.01 Par Value
                                                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -    -

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1997.
             Common Stock, $.01 par value:  $38.00

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 24, 1997.
             Common Stock, $.01 par value:  51,772,802

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions  of  the  definitive   Proxy  Statement  to  be  delivered  to
stockholders in connection with the Annual Meeting of Stockholders to be held on May 1, 1997 are incorporated by reference into Part III.

               A list of all exhibits to this Form 10-K is located
                            on pages 37 through 40.

PART I


Item 1: Business.

         The Company was founded to develop innovative solutions to enable color desktop publishing in the same manner that laser printers and PostScript(TM) software enabled black-and-white desktop publishing in the mid-1980s. In pursuit of this goal, the Company developed the Fiery(R) line of color servers (the "Fiery Color Servers") to enable short-production run color printing in an office environment, together with application and system software to facilitate color correction and device-independent color. The Company has focused the majority of its efforts on its Fiery Color Servers and the development of new models of Fiery products designed to control digital printing on a wide range of devices including digital color copiers, desktop color laser printers and wide-format color inkjet printers. Substantially all of the Company's revenue to date has resulted from the sale of Fiery Color Servers and Fiery Color Controllers (collectively, "Fiery Products").


Background

         Prior to the mid-1980s, to obtain quality black-and-white, typeset documents, a manuscript was typically sent to a specialized trade shop where craftsmen labored on typesetting and photo composition machines. This process was expensive and frequently involved delays and numerous proofing cycles. As a result, only a limited number of documents were typeset, typically books or periodicals printed in thousands or millions of copies. However, the advent of desktop publishing in the mid-1980s enabled users to create the professional look of typeset documents in an office environment. As a result, desktop publishing systems offered users, without specialized training, increased control over the black-and-white document creation process and enabled documents to be produced more quickly without relying on special trade shops and outside services. A single copy of a letter, a hundred copies of a memo, or a thousand copies of a newsletter could be produced with a personal computer, a laser printer and a black-and-white copier. These systems became increasingly popular with users of low volume printing, such as small businesses, large corporations, government agencies, educational institutions, graphic artists and business professionals.

         However, users were still limited in their ability to use desktop systems to produce color documents for short-run printing at a reasonable cost. In the late 1970s, color images were typically prepared on an electronic color pre-press system developed by companies such as Scitex. These pre-press systems were expensive, ran proprietary software, were not compatible with other systems, and required highly-trained operators to properly edit and render color. Users routinely endured a lengthy pre-press process, including the review of numerous interim proofs, before final printing. While suitable for high volume printing applications such as catalogs or magazines, pre-press equipment and commercial printing presses were of limited value to users who wished to design and proof material in-house and produce a limited number of color copies quickly and cost-effectively.

         The consumer preference for color is clearly evidenced by the migration of photographs, motion pictures and television from black-and-white to color. In the personal computer field, this preference is seen by the almost exclusive use of color monitors with color-oriented graphical user interfaces, application software and Internet content. In each of these cases, once the enabling technology developed sufficiently, consumer adoption quickly followed. The Company believes that consumers prefer color in documents created through desktop publishing, but until recently the technology was not available to do this in a quick and cost-effective manner. Accurate color reproduction is far more complex than black-and-white reproduction. In black-and-white printing, the principal variable is the amount of black ink printed on the page. In contrast, producing color on a page requires a combination of four inks (cyan, magenta, yellow and black) applied in differing percentages to create varying colors. In addition, the human eye is extremely sensitive to variations in color images. Minor inconsistencies in the way various input, display and output devices display color, even small differences in ambient lighting conditions, can result in significant variations in the way a color image is printed and perceived.

The Electronics for Imaging Solution

         The Company is the industry pioneer and market leader in developing products that enable high-quality color printing in short production runs. The Company's product line solves the limitations described above by permitting users to produce color documents easily, quickly and cost-effectively in the office on a range of peripheral devices. Fiery Color Servers incorporate hardware and software technologies that transform digital color copiers from all leading copier manufacturers into fast, high-quality networked color printers. Further, Fiery Color Server products are fully scalable to meet the needs of both the high and low ends of the color printing market. Additionally, the Company has developed and manufactures variations of the Fiery Color Servers for wide-format inkjet printers and Fiery Color Controllers, which are an embedded solution to enable color printing on desktop color laser printers. Printing solutions that integrate the Fiery Products are marketed with the "Fiery Driven" logo.


Strategy

         The Company's overall objective is to establish Fiery Products as the solution of choice to enable short-run digital color printing on a variety of peripheral printing devices. With respect to its current products, the Company's goal is to provide a broad range of color processing and printing solutions that address broad sections of the color printing market. The Company's strategy to accomplish these objectives consists of three key elements.

         Proliferate and Expand the Fiery Product Line

         Traditionally, the Company has sold products that support five to nine page-per-minute ("ppm") color laser copiers. While the market for color laser copiers is expanding, the Company has expanded its technology to an even broader market for color printing devices. For example, in 1996, the Company expanded its line of color servers, the Fiery XJ family, to drive a wide range of output devices including desktop color laser printers and wide-format color inkjet printers with poster-size output and announced plans to further develop products to support high speed black-and-white printing systems. By utilizing the advantages of the Fiery XJ design, the Company intends to continue to develop new Fiery Products that are scalable and offer a broad range of features and performance.

         Develop Additional Relationships with Key Industry Participants

         The Company has established relationships with Canon, Xerox, Kodak, Minolta, Ricoh, Oce, IBM and Digital Equipment Corporation (collectively, "the OEMs") and is seeking relationships with other digital copier and printer companies for the distribution of Fiery Products with their copiers and printers. See "Significant Relationships." As the Company addresses a broader range of color printing markets, it will continue to seek to develop additional relationships with companies that offer digital copy and/or print devices.

         Leverage Color Expertise

         The Company has assembled an experienced team of technical personnel with backgrounds in color reproduction, electronic pre-press, image processing and software and hardware engineering. By applying its expertise in color imaging the Company expects to continue to expand the scope and sophistication of its products and gain access to new markets.


Products and Technology

         Shipments of the first generation Fiery Color Server began in August 1991. In 1995, the Company introduced the third-generation platform, the Fiery XJ. During 1996, the Company migrated the majority of its product line to the XJ platform and later refined these products through migration to a variation of the XJ platform known as the Fiery XJ+, which included shifting from a 100Mhz to 133Mhz CPU, an improvement in bus speed from 50Mhz to 66Mhz and an improvement in the application-specific integrated circuit ("ASIC") chip sets incorporated into the Servers. To date, the Company has sold over 50,000 Fiery Color Servers and Fiery Color Controllers. The Fiery Color Servers enable a color laser copier to perform as a high performance, plain-paper color printer with the ability to produce full color pages at up to 400 dots-per-inch ("dpi") resolution for copiers and 600 dpi resolution for printers in continuous tone or halftone. Fiery Color Servers are capable of connecting color laser copiers with networked desktop computers such as Windows-based PCs, Apple Macintosh computers and UNIX workstations. In addition, Fiery Color Servers provide the scanning capabilities of certain color laser copiers providing full color scanning capability to the network. The Fiery Color Server is designed to provide a solution for short production runs and on-demand color proofing for the desktop environment. Fiery Color Servers are currently used with all full color copiers supplied by Canon, Xerox, Kodak, Minolta, Ricoh and Oce. With the exception of Canon, the Fiery Color Server is sold under the Fiery trademark.

         In 1996, the Company began shipping Fiery XJ printer Controllers (marketed under the name Fiery XJe) to IBM, Canon and Digital. The Fiery XJe is embedded in desktop color laser printers sold by those companies. In 1996, the Company also released a version of the Fiery XJe which is embedded in the Ricoh Aficio 2000 series color copier. The Company is currently developing relationships with other color laser printer manufacturers in an effort to develop Fiery XJ embedded controllers for those companies' desktop color laser printers as well. During 1996, the Company also released the Fiery SI (see "Fiery SI" below) and announced an agreement to develop a controller for Oce's high-speed black-and-white print system.

         Fiery XJ Technology

         In 1996, the Company focused its product line on its new generation of the XJ architecture, the Fiery XJ+. The Fiery XJ+ architecture and product family allowed the Company's OEMs to provide the fastest document processing time available in the short-run color printing industry. The streamlined design of the Fiery XJ architecture is a key component in increasing speed and reducing the cost of Fiery Color Servers and Fiery embedded controllers, thereby making this technology available to a wider range of consumers. Fiery XJ+ architecture delivers double the performance at substantially lower costs than earlier models. The Company designed specialized RipChips(TM) that accompany the MIPS R4600/R4700 100 Mhz/133 Mhz RISC microprocessors and accelerate color PostScript(TM) processing. Through the use of these ASICs, the Company has minimized the chip count and reduced the key technology of the color server to a single board. Additional cost reductions result from the Company's Memory Multiplier(TM) technology, which allows for full-resolution continuous-tone output with half the memory previously required. The Fiery XJ architecture also incorporates a new software technology, Rip-While-Print(TM), which enables one page to be printed while subsequent pages are simultaneously processed, thus eliminating the delay caused by the cycling down of the copier or printer. As with previous Fiery products, the Fiery XJ+ incorporates PostScript(TM) Level 2 interpreter software from Adobe Systems, related system software and the Company's proprietary software utilities for use on the user's networked personal computer. The Company has designed the Fiery XJ+ for use with Canon, Xerox, Kodak, Minolta, Ricoh and Oce color copiers and is pursuing relationships with other manufacturers of color copiers.

         The Fiery XJ for color copiers is currently sold in four configurations which, except for those sold to Canon, are marketed under the name Fiery XJ+ and offer a wider range of price/performance capabilities than the Company's previous products. Initial shipments began in April 1996 of the Fiery XJ+ 170, Fiery XJ+ 250 and Fiery XJ+ 300, and in June 1996 for the Fiery XJ+ 500. Estimated street prices for those products are $16,000, $22,000, $28,000 and $45,000, respectively. Actual street prices are set by the Company's OEMs and may vary by dealer and specific product configuration.

         Fiery XJe - Desktop Color Laser Printers

         In 1996, the Company continued to offer manufacturers of color laser printers proven Fiery XJ technology embodied in the Fiery XJe Controller.

         The Fiery XJe Controller enables a new class of desktop color laser printers to print at faster speeds than the current market-leading desktop printers, while maintaining superior output quality. With unrivaled performance and output, these printers are designed to fit in a wide range of environments, including desktop publishing, pre-press and graphic environments. Speed, output quality, networkability, and remote management software make color printing with Fiery Driven printers both affordable and easy. Most jobs that once required a service bureau can now be done in-house, saving time and money for end users.

         Fiery XJe Controllers are based on the proven technology and scalable architecture developed for the Company's Fiery XJ Color Servers. The single-board design of the Fiery XJ and Fiery XJ+ allow the Fiery XJe to be installed inside a color laser printer or color copier. The Fiery XJe employs both a RISC-based CPU and ASICs for the industry's fastest raster image processing (RIP). These specially-designed Fiery XJ Rip Chips speed up the output of color documents by off loading all data movement functions from the Controller's main CPU, which is then free for PostScript processing. The Company's Rip-While-Print technology further speeds printing by enabling one page to be printed while subsequent pages are concurrently processed. With Continuous Print, Fiery XJe Controllers eliminate the delay caused when printers "cycle down" between printing pages or jobs. Fiery XJe Controllers also provide enhanced print quality, generating near photographic-quality, 600 dpi, continuous-tone output on all prints. Fiery Driven printers deliver consistently high output quality even when printing large and complex color documents.

         With a built-in Ethernet interface and support for simultaneous Novell IPX, TCP/IP and EtherTalk network protocols, Fiery Driven printers are compatible with all popular networks. Fiery Driven printers come with a suite of software tools that offer complete remote management of print output from a PC, Macintosh or UNIX desktop. The tools provide users with complete control over print queue operations, print options and print order. Fiery Driven printers also include a print calibrator, enabling accurate calibration of color output.

         The Company began shipping Fiery XJe Controllers to IBM in the third quarter of 1996, in addition to the Fiery XJe Controllers it began shipping to Canon and Digital in 1995. Furthermore, the Company began shipping an XJe embedded controller for the Ricoh Aficio 2000 series digital color copier in the 4th quarter of 1996. The Fiery XJe for the Ricoh Aficio 2000 is the Company's first embedded controller for a color laser copier.

         Fiery XJ-W - Wide-format Inkjet Printers

         In October 1996, the Company further broadened its Fiery XJ product offerings by announcing the Fiery XJ-W, a controller for wide-format color printers. Based on the Fiery XJ architecture, the Fiery XJ-W drives wide-format color inkjet printers at their maximum-rated speed. By December 1996, the Company was shipping the Fiery XJ-W for the ENCAD NovaJet Pro and in January 1997 the Company began shipping the Fiery XJ-W for the Hewlett Packard DesignJet 750C printer. The Company is currently selling the Fiery XJ-W through distributors and wide-format color inkjet printer dealers. The Fiery XJ-W has a list price of $7,995.

         The Company's Fiery XJ-W product faces competition from wide-format printer manufacturers that develop their own controllers and other companies that develop controllers for wide-format printers. These companies include Lasermaster, Onyx, Visual Edge, Cactus, Pisa Systems and Hewlett-Packard. Future versions of these and other companies' controllers for wide-format printers developed by these companies and new companies who develop products for this market may compete with the Fiery XJ-W Controllers.

         Fiery SI

         In December 1996, the Company released the first Fiery SI. The Fiery SI is a standalone color server that combines Fiery qualities to print business documents. Based on the proven Fiery XJ architecture, the Fiery SI is optimized for printing in the business office environment. The Fiery SI currently supports color copiers and printers manufactured by Canon, Xerox, Minolta, Fuji Xerox and Oce, and has a list price of $9,995.

         Fiery For High Speed Black-and-White Printers

         In September 1996, the Company announced that it had entered into an agreement with Oce Printing Systems for the Company to develop a Fiery Server designed to drive Oce's high speed black-and-white printing systems.

Distribution and Marketing

         Distribution

         Sales of Fiery XJ Color Servers designed for Canon, Xerox, Kodak, Minolta, Ricoh and Oce copiers have been made through these copier companies acting as systems integrators for distribution of these products worldwide. Sales of Fiery XJe Controllers designed for Digital, Canon, IBM and Ricoh are made through these companies which integrate the Controllers into their products. See "Significant Relationships." There is no assurance that future operations will be successful, nor that the risks of doing a significant amount of business with few OEM customers, will not negatively impact the Company in the future. See "Risk Factors - Reliance On OEM Resellers; Risks Associated With Significant OEM Group Concentration."

         The Company is currently selling the Fiery XJ-W through distributors and wide-format color inkjet printer dealers. There is no assurance that future sales of the Fiery XJ-W will be successful, nor that the risks of selling the Fiery XJ-W through distributors and printer dealers will not negatively impact the Company in the future. See "Risk Factors - XJ-W Sales Channels."

         Marketing

         The Company promotes its products through public relations, direct mail, advertising, promotional material, trade shows and ongoing customer communication programs.


Training, Technical Support and Warranties

         The Company offers its OEM partners training in the sale and servicing of the Fiery XJ and SI Color Server and the Fiery XJe Controller. The Company offers its VARs and the various dealers training in the sale and servicing of Fiery XJ-W controllers for wide-format printers. The Company's training programs include sales training, marketing support and systems engineering to ensure that Fiery products are effectively sold, integrated into computing environments and properly installed and maintained. The Company endeavors to provide responsive service and support to its OEM partners and dealers that sell Fiery products, who in turn have responsibility for support and service to end users. See "Distribution and Marketing."

         The Company warrants its products against defects in materials and workmanship on its hardware and software products. To date, the Company has not experienced significant claims under such warranties.


Research and Development

         Research and development costs for 1996, 1995, and 1994 were $22.4 million, $12.9 million, and $10.4 million, respectively. As of December 31, 1996, 164 of the Company's 354 full time employees were involved in research and development, quality assurance and documentation. The Company believes that development of new products and enhancement of existing products are essential to its continued success, and management intends to continue to devote substantial resources to research and new product development. The Company expects to make significant expenditures to support its research and development programs.

         The Company is developing Fiery products to support additional color and black-and-white printing devices including desktop printers high-end color copiers, black-and-white copiers and multi-function devices. The ongoing development work includes multiprocessor architecture for high-end systems and lower-cost designs for desktop color laser printers. The Company is also developing several options that it expects to make available to users of Fiery XJ, Fiery SI, Fiery XJe and Fiery XJ-W products. To remain competitive, the Company is continuing to research improved compression and calibration techniques that would be released with future revisions of the Fiery XJ, Fiery SI, Fiery XJe and Fiery XJ-W. The Company will continue to conduct research and development to reduce the cost of manufacturing its products, as well as update and expand its Fiery product line. Substantial additional work will be required to complete the development of these projects. See "Risks Factors - New Product Introductions."


Manufacturing

         Having successfully produced the Fiery XJ controllers, the Company has extended its product line into newer controller products, the Fiery XJ+ Color Servers, the Fiery XJe Controllers, the Fiery XJ-W Controllers and the Fiery SI Color Servers. The Company made a smooth transition from the Fiery XJ lines to the Fiery XJ+ product line during the second quarter of 1996. All of the Fiery XJ-related products are assembled at Solectron Corporation, SMTC Center, KBM Electronics and at Micron Technology. All subcontractors purchase a significant quantity of the components included in the Fiery XJ Products. The Fiery XJ design enables the Company to reduce the number of component suppliers. All the boards used in the Fiery XJ servers are built at ISIS Surface Mounting. These subcontractors provide turnkey manufacturing which minimizes the inventory carrying costs for the Company. This strategy has allowed the Company to continue to maximize additional quality improvements and cost reduction. The only part consigned at the assembly subcontractors are dynamic random access memory ("DRAM"), components. The Company continues to seek and to qualify additional second-source suppliers for all components of the Fiery XJ series to protect against potential supply shortages. (See "Risk Factors - Dependence on Component Availability and Cost.")

         Throughout 1996, the Company's focus on cost reductions and product quality, combined with price decreases in certain memory components, resulted in improved gross margins for the company, and greater in process manufacturing yield rates. In 1996, the Company continued to use a manufacturing/accounting software package that is shared by the Company's subcontractors to display real time quality control and inventory information. The Company's multiple sourcing plan, participation in the quality control process and the use of the manufacturing/accounting software package should allow the Company to further improve product quality. The Company provides a warranty accrual at the time of sale that approximates projected expenses to be incurred over the warranty period which, for the Fiery XJ products, ranges from ninety days to fifteen months from the date of delivery. There can be no assurance that the Company's estimates regarding these matters will be accurate.

         The Company's strategy includes an investment in critical component inventory to ensure the timely delivery of Fiery Products and in spare components to maintain the installed base of Fiery Products. The Company attempts to minimize finished goods on hand. The Company had inventory on-hand of approximately $11.0 million and $7.8 million as of December 31, 1996 and 1995, respectively. Significant fluctuations in the amount of inventory could adversely affect the Company's operating results. No assurance can be given that the Company will continue to be successful in implementing its strategy or achieving its objectives.


Human Resources

         As of December 31, 1996, the Company employed 354 employees, with approximately 273 full time employees located primarily in its San Mateo headquarters and a new Foster City facility which the Company subleased beginning in August 1996 (see "Item 2 - Properties"), and also 81 in its other worldwide sales offices. Of this total, 164 employees were engaged primarily in research and development, quality assurance and documentation, 125 employees were engaged primarily in sales and marketing and technical support, 48 employees were engaged primarily in corporate management and administration and 17 employees were engaged in manufacturing support. Of the total number of employees, the Company had 13 employees located in the United Kingdom, 5 employees in the Netherlands, 11 employees in Germany, 11 employees in Japan, 12 employees in France, 2 employees in Italy and 1 employee in Finland. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.

         The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, all of whom are in great demand. To date, in the highly competitive Silicon Valley job market, the Company has been successful in attracting and retaining required personnel. However, there can be no assurance that the Company will continue to be successful in its recruiting efforts, and the inability to recruit, or the loss of certain personnel in positions of substantial responsibility could materially adversely affect the Company's business, operating results and financial condition.


Significant Relationships

         The Company has established relationships with a number of companies in order to benefit from their products, distribution channels or marketing resources. The following is a discussion of the Company's significant relationships with other companies.

         Adobe Systems

         Each Fiery Color Server requires page description language software in order to operate. Adobe's PostScript(TM) software is widely used to manage the geometry, shape and topography of hard copy documents. In March 1991, the Company entered into a Custom PostScript(TM) Interpreter (CPSI) License
Agreement under which the Company received a non-exclusive license to such software. For each copy of PostScript(TM) utilized in a Fiery Color Server or controller, the Company is required to pay Adobe a royalty determined by a percentage of the aggregate list price of the Fiery Color Server and the print device with which it is used. In September 1995, the Company entered into a PostScript(TM) Support Source and Object Code Distribution License Agreement with Adobe. With this Agreement, the Company has access to support source code that will enable customization of that code to create and enhance new feature developed by the Company.

         Canon

         In 1996, the Company continued its relationship with Canon under the terms of the OEM Purchase Agreement entered into between the Company in December 1995. The Company's OEM Purchase Agreement with Canon provides for the sale and distribution of Fiery XJ Color Servers designed for Canon's CLC 700 and CLC 800 color copiers and Fiery SI Color Servers designed for Canon's CLC 320 color copier under the Canon brand name "ColorPASS." The Agreement provides Canon exclusive, worldwide distribution rights to distribute the Fiery XJ Color Servers that support all functions and features of the Canon color copiers. The OEM Purchase Agreement has an initial term of two years and may be renewed for successive terms of one year by mutual agreement of the parties. Under the Agreement, Canon has committed to certain minimum purchase requirements over the two-year term. Either the Company or Canon may terminate the Agreement upon the expiration of sixty days notice of material breach of the agreement by the other party, provided such breach is not cured within such sixty day period.

         During 1996, the Company shipped product based on the Fiery XJ technology to Canon Inc. for the CLC family of copiers. Fiery Color Servers are now sold through Canon Inc. to approximately 1,000 Canon dealers and distributors worldwide. The substantial majority of these dealers are independently owned and the remainder are owned by Canon.

         To date, neither the Company nor its competitors offer full feature set support for the CLC 700 and CLC 800 copiers. The Company expects to offer full feature set support for the CLC 700 and CLC 800 in version 3.1 software, available in early April 1997.

         If Canon or a third party offers a controller that supports the full feature set of the CLC 700 and CLC 800 copiers before the Company offers such a controller, sales of the Company's products to support the CLC 700 and CLC 800 could be adversely affected.

         In addition, Canon currently markets its own PS-IPU3 and ColorPass 1000 controllers that compete with the Fiery Color Server. These controllers are also compatible with Kodak and Agfa copiers. Wide market acceptance of Canon's color servers could adversely affect sales of the Company's Fiery Color Server.

         In March 1996, the Company entered into a Purchase Agreement with Canon for the sale and distribution by the Company of Fiery XJe embedded controllers to Canon for use in Canon's LBP line of desktop color laser printers. The Company began shipping these controllers to Canon in December 1995.

         Xerox

         In September 1991, the Company entered into an agreement with Xerox for the sale and distribution of Fiery Color Servers designed for Xerox color copiers. In September 1996, the Company began shipping its Fiery XJ family of network color server products with support for the DocuColor 4040 - the fastest color copier from Xerox. During 1996, the Company also shipped product to Xerox based on the Fiery XJ technology for the Xerox Regan and MajestiK Color copiers. Fiery Color Servers are sold through the Xerox worldwide direct and indirect sales organization under the Fiery trademark.

          The Company's agreement with Xerox had an initial term of three years, but is automatically extended in one year increments if neither party provides written notice of termination. Either the Company or Xerox may terminate the agreement upon the expiration of forty-five days notice of material breach of the agreement by the other party, provided such breach is not cured within such forty-five day period.

         Kodak/Danka

         In November 1991, the Company entered into an agreement with Kodak for the sale and distribution of Fiery Color Servers designed for Kodak color copiers. In 1996, Danka Business Systems PLC ("Danka") acquired the sales, marketing and equipment service operations of Kodak's office imaging business and the Company agreed to assign Kodak's rights under its Agreement with Kodak to Danka. During 1996, the Company shipped products to Kodak/Danka based on the Fiery XJ technology for the Color Edge family of color copiers, which includes the ColorEdge 1525+, ColorEdge 1550+, ColorEdge 1560, and ColorEdge 1565 copiers. Fiery Color Servers are sold through the Kodak/Danka worldwide direct and indirect sales organization under the Fiery trademark.

         The Company's agreement with Kodak/Danka automatically renews in December of each year for successive one year terms unless terminated by the Company in writing at least thirty days prior to the renewal date. However, Kodak may terminate the agreement at any time on thirty days' notice to the Company. Either the Company or Kodak may terminate the agreement upon the expiration of thirty days notice of a material breach of the agreement by the other party, provided such breach is not cured within such thirty day period.

         The PS-IPU3 and ColorPass 1000 currently marketed by Canon are compatible with Kodak's copiers, which are functionally equivalent to and include the same interface as the Canon CLC 300, CLC 500, CLC 700 and CLC 800 series of color copiers. At present, neither the Company nor its competitors offers full feature set support for the ColorEdge 1565 and ColorEdge 1560 copiers. If Kodak or a third party offers a controller that supports the full feature set of the ColorEdge 1565 and ColorEdge 1560 copiers before the Company offers such a controller, sales of the Company's products to support the ColorEdge 1565 and ColorEdge 1560 could be adversely affected.

         Minolta

         In October 1993, the Company entered into an agreement with Minolta for the sale and distribution of Fiery Color Servers designed for Minolta color copiers. During 1996, the Company shipped product to Minolta based on the Fiery XJ technology for the Minolta CF80 and CF900 color copier. Fiery Color Servers are sold through the Minolta worldwide direct and indirect sales organization under the Fiery trademark.

         The Company's agreement with Minolta had an initial term of three years ending in October 1996, and automatically continues from year to year thereafter unless terminated on ninety days written notice by either party. The Agreement was not terminated by either party in 1996 and has therefore been automatically extended pursuant to its terms. Either the Company or Minolta may terminate the agreement upon the expiration of forty-five days notice of material breach of the agreement by the other party, provided such breach is not cured within such forty-five day period.

         In July 1996, the Company began shipping color server products for Minolta's newly introduced CF900 digital color copier/printer.

         Ricoh

         The Company entered into an agreement with Ricoh effective September 1994 for the sale and distribution of a version of the Fiery Color Server for Ricoh's NC5006 color copier. This Agreement was renewed for an additional two-year term in September 1996. During 1996, the Company shipped product to Ricoh based on the technology for Ricoh's Aficio 5000 Series, NC5006 and NC8115, Preter 300, 500 and 600 color copiers. In September 1996, the Company began shipping the Fiery XJe Controller to Ricoh for use in Ricoh's Aficio 2000 series digital copiers. Fiery Color Servers are sold through the Ricoh worldwide direct and indirect sales organization under the Fiery trademark.

         The Company's agreement with Ricoh has an initial term of two years ending in September 1998, but may be renewed for additional one year terms by mutual agreement of the parties. Either the Company or Ricoh may terminate the agreement upon the expiration of sixty days notice of material breach of the agreement by the other party, provided such breach is not cured within such sixty day period.

         Oce

         During 1996, the Company shipped product to Oce based on the Fiery XJ technology for Oce's 3107C and 3108C color copiers and entered into an agreement with Oce to develop controllers for the Oce 3125c color copier. In September 1996, the Company and Oce announced that the Company would develop a Fiery Controller for the high-speed black-and-white printing system developed by Oce. Fiery Color Servers are sold through the Oce worldwide distribution channel under the Fiery trademark.

         The PS-IPU3 and ColorPass 1000 currently marketed by Canon are compatible with Oce copiers, which are functionally equivalent to, and include the same interface as the Canon CLC 300, CLC 500, CLC 700 and CLC 800 series of color copiers. At present, neither the Company nor its competitors offers full feature set support for Oce's 3107C and 3108C copiers. If Oce or a third party offers a Controller that supports the full feature set of Oce's 3107C and 3108C copiers before the Company offers such a controller, sales of the Company's products to support the Oce's 3107C and 3108C copiers could be adversely affected.

         Fuji Xerox

         In March 1996, the Company entered into a Purchase Agreement with Fuji Xerox Co. Ltd. ("Fuji Xerox"), pursuant to which Fuji Xerox is entitled to purchase Fiery Products from the Company.

         Digital

         In March 1996, the Company and Digital entered into an Order Agreement for the sale and distribution by the Company of Fiery XJe embedded controllers to digital for use in the Digital Colorwriter LSR 2000+ color laser printer. The Company began shipping the Fiery XJe embedded controllers to Digital in December 1995.

         IBM

         In May 1996, the Company entered into a Product Purchase Agreement with IBM for the sale and distribution by the Company of Fiery XJe embedded controllers to IBM for use in the IBM Network Color Printer, a desktop color laser printer. The Company began shipping Fiery XJe embedded controllers to IBM in the third quarter of 1996 pursuant to the terms of the Product Purchase Agreement.

Risk Factors

         In addition to the above information, the following factors may impact the Company's future performance and financial results:

         Product Transitions

         The Company plans to introduce new Fiery and other products in 1997. Delays in the launch or availability of these new products could have an adverse effect on the Company's financial results. Product transitions also carry the risk that customers will delay or cancel orders for existing models pending shipments of new models. If the Company is not able to successfully manage future product transitions or cannot guarantee the availability of products, its results of operations could be adversely affected.

         New Product Introductions

         The Company continues to look at opportunities to develop product lines distinct from the Fiery line. Such new products may require the investment of capital for the development of new distribution and marketing channels at an unknown cost to the Company. There can be no guarantee that the Company would be successful in the development of such channels or that any new products will gain market acceptance. Further, new products may directly impact the sales of the Company's Fiery Products. If the Company is not able to successfully manage the introduction of new products, its results of operations could be adversely affected.

         Competition

         The Company has seen competition in the marketplace from companies and products that provide similar functionality and believes that such competition will continue and may intensify. There can be no assurance that the Company will be able to continue to successfully compete against other companies' product offerings.

         Fiery XJe

         The Company is currently selling the Fiery XJe Controller to Canon, IBM and Digital under OEM agreements. No assurance can be given that the Company will continue to recognize significant revenue from such sales or that the Company will be successful in further marketing this product to other OEM partners or other parties.

         Reliance on OEM Partners

         No assurance can be given that the Company will continue to supply products to each of its current OEM partners. In the event that an OEM partner discontinues or reduces its level of purchases of Fiery Products, the Company would experience a significant negative impact on its consolidated financial position and results of operations.

         Fluctuations in Operating Results

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

         Limited Backlog

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

         Currency Fluctuations

         The Company realized approximately 51% of its revenue in 1996 from sales outside the United States, including 21% from Japan. As such, the Company faces a continuing risk in that the strengthening of the U.S. dollar versus the Japanese yen and major European currencies could adversely impact the Company's revenues and gross margin through lower unit demand and the necessity to lower average selling prices to compensate for the reduced strength of local currencies.

         Volatility of Stock Price

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

         Reliance on OEM Resellers; Risks Associated With Significant OEM Group Concentration

         In fiscal 1996, approximately 92% of the Company's net sales were accounted for by sales to Canon, Xerox, Ricoh and Minolta. As of December 31, 1996, these four customers accounted for approximately 84% of the Company's accounts receivable balance.

         The Company's strategy of selling principally to OEMs anticipates that the Company will be relying on high sales volumes to a relatively small number of customers. Although there can be no assurance that the major customers will continue to utilize the Company's products at current levels, if at all, the Company expects to continue to depend upon such customers for a significant percentage of its revenues. A decline in demand for color copiers or color laser printers, or other factors affecting the computer industry in general, or major customers in particular, could have a material adverse effect on the Company's results of operations.

         The Company relies upon the ability of its OEM's to develop new products, applications and product enhancements on a timely and cost-effective basis. The ability of these OEMs to meet changing customer needs and respond to emerging industry standards and other technological changes is essential to the Company's continued success. There is no assurance that the Company's OEMs will effectively meet these technological challenges. These OEMs are not within the control of the Company, may incorporate into their products the technologies of other companies in addition to those of the Company, and, with the exception of certain minimum purchase obligations, are not obligated to purchase products from the Company. There can be no assurance that any OEM will continue to carry the Company's products, and the loss of important OEMs, or an inability to recruit additional OEMs, could materially adversely affect the Company's business, operating results and financial condition.

         The Company's sales have been and will continue to be heavily influenced by order quantities and timing of delivery to its OEMs. No assurance can be given that the Company will be able to successfully maintain sales of the Fiery Products in any OEM channel. The Company's sales could be adversely affected if an OEM introduces or supports additional products that compete with Fiery Color Servers, fails to effectively market the

Fiery Color Server, modifies its color copiers or printers such that the Fiery Color Server is no longer compatible, or introduces new color copiers or printers that are incompatible with the Fiery Color Server or does not allow the Fiery Color Server to support all of the features available on its new copiers or printers.

         Although the Company is pursuing, and will continue to pursue, the business of additional color and black-and-white copier and color and black-and-white laser printer OEMs, customer concentration will continue to be a risk due to the limited number of OEMs producing color and black-and-white copiers and color and black-and-white laser printers in sufficient volume to be attractive to the Company.

         International Operations

         Approximately 51% of the Company's product revenue for 1996 was attributable to international sales, primarily in Europe and Japan. The Company expects that international sales will continue to represent a significant portion of its total revenue. The Company is subject to certain risks associated with international operations, including tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies, which may on occasion be delayed or difficult to obtain.

         Proprietary Information

         The Company relies on a combination of copyright, patent and trade secret protection, nondisclosure agreements, and licensing and cross-licensing arrangements to establish and protect its proprietary rights. In addition, the Company owns eleven issued U.S. patents and has six U.S. patent applications pending, as well as some counterparts to these patents in other countries. The Company intends to file additional patent applications as appropriate. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents that may be issued to the Company, or which the Company may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company. Although the Company continues to implement protective measures and intends to defend its proprietary rights, policing unauthorized use of the Company's technology or products is difficult and there can be no assurance that these measures will be successful. The Company has also entered into licensing or cross-licensing agreements with several companies, including an agreement with the Massachusetts Institute of Technology granting the Company an exclusive license to two U.S. patents. There can be no assurance that such agreements will not be terminated or that the Company will be able to enter into similar arrangements on favorable terms, if required, in the future. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

         Infringement and Potential Litigation

         The Company may receive in the future communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties. There can be no assurance that any of these claims will not result in protracted and costly litigation. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms, or at all.

         Reliance on Adobe Systems

         Under the Adobe License Agreement, a separate license must be granted for each type of copier or printer used with a Fiery Server or Controller. To date, the Company has successfully obtained licenses to use Adobe's PostScript(TM) software for all Fiery Servers and Controllers that it offers. However, the Company is required to seek Adobe's approval to expand the terms of the Adobe License Agreement to use Adobe's PostScript(TM) in new products and in certain new versions of the Company's existing products. Adobe is not required to grant any such approval. Although the Company has been able to obtain licenses for Adobe's PostScript(TM) software as requested to date, no assurance can be given that Adobe will continue to grant future licenses to PostScript(TM) software as required by the Company on reasonable terms, in a timely manner, or at all.

         The Company is required under the Adobe License Agreement to participate in Adobe's quality assurance program and receive approval each time it integrates a new version of Adobe's PostScript(TM) software with its products or develops a new product or significantly changes an existing product that incorporates Adobe's PostScript(TM) software. Obtaining such approval is not within the Company's control and may be a lengthy process. Although in the past the Company has received approval for its products from Adobe on a timely basis and has not been required to delay product development efforts, no assurance can be given that future approvals will be granted in a timely manner, or at all. If the Company is unable to obtain approval of a product from Adobe, product introduction will be delayed because the Company would be required to seek alternative page description language software from another supplier.

         If the Adobe  License  Agreement  is  terminated  for any reason or the
Company's   relationship  with  Adobe  is  otherwise  impaired,   the  Company's
operations could be adversely affected. Although the Company believes that it would be able to incorporate alternative page description language software in its products, such a change could limit the marketability of its products. The Adobe License Agreement expired in March 1996, and was extended for a one-year period at the Company's option. The Company may continue to extend the license at its option, subject to certain limitations, for successive periods subject to Adobe's consent which may not be unreasonably withheld. The Adobe License Agreement may be canceled by either Adobe or the Company after the expiration of thirty days written notice of a material breach of the agreement by the other party, provided such breach is not cured within such thirty-day period.

         XJ-W Sales Channels

         The Company is currently selling the Fiery XJ-W through distributors and wide-format color inkjet dealers. There are certain risks associated with selling through this channel. These risks include the risk of default on payments by the distributors and dealers and, because the dealers and distributors generally do not make volume purchase commitments, the risk that the Company may accumulate unsold units of the Fiery XJ-W in inventory.

Item 2: Properties.

         The Company's principal facility, located in San Mateo, California, consists of approximately 50,000 square feet of office space leased pursuant to an agreement that terminates on June 30, 1999. On March 8, 1996 the Company entered into a sublease for an additional 28,000 square feet of office space in a building adjacent to its principal facility pursuant to an agreement that terminates on January 6, 1998. This space is used for research and development, quality assurance, sales, marketing and administration. On August 1 1996, the Company entered into a sublease for an additional 21,000 square feet of office space in a building located in Foster City, California, pursuant to an Agreement that terminates on August 1, 1997. The office space in Foster City is used primarily for the Company's support and manufacturing operations.

         In September 1996, the Company's entered into a master operating lease for land and a building to be constructed in Foster City, California. The facility is to be used as a corporate headquarters for the Company. The Company expects to vacate its existing rental facilities in San Mateo and Foster City upon completion of the new corporate headquarters.

         The Company also leases sales offices in: Newport Beach, California; Arlington, Texas; Chicago, Illinois; Rockland, Massachusetts; Iselin, New Jersey; Aventura, Florida; Arlington, Virginia; Denver, Colorado and Clayton, Ohio. Additionally, the Company leases office space in the following cities outside the United States: Ontario, Canada; Middlesex, United Kingdom; Cedex, France; Munich, Germany; Dusseldorf, Germany; Amsterdam, The Netherlands; Milan, Italy; and Tokyo, Japan.


Item 3: Legal Proceedings.

         The Company is involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's business or financial position. See "Risk Factors - Infringement and Potential Litigation."


Item 4:    Submission of Matters to a Vote of Security Holders.

         None.


PART  II


Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's common stock was first traded on the NASDAQ National Market under the symbol EFII on October 2, 1992. The table below lists the high and low closing quotation during each quarter the stock was traded in 1996 and 1995, and reflects the effect of the Company's two-for-one stock split (See Note 8 of Notes to Consolidated Financial Statements). As of December 31, 1996, there were approximately 252 stockholders of record. The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for business, and does not anticipate paying any cash dividends in the foreseeable future.

                                           1996
                      ---------------------------------------------
                        Q1           Q2           Q3           Q4
                      ---------------------------------------------
High                  $22.88       $42.69       $38.50       $42.75
Low                    15.38        22.25        25.63        33.75

                                           1995
                      ---------------------------------------------
                        Q1           Q2           Q3           Q4
                      ---------------------------------------------
High                  $14.00       $14.31       $17.94       $25.06
Low                     6.00         9.44        12.63        15.13

Item 6:  Selected Financial Data.

         The following tables summarize selected consolidated financial data as of and for the five years ended December 31, 1996. This information should be read in conjunction with the audited consolidated financial statements and related notes thereto.

(In thousands, except per share amounts)
                                                                          As of and for the years ended December 31,
                                                             ----------------------------------------------------------------------
                                                              1996            1995            1994           1993            1992
                                                             ----------------------------------------------------------------------
     Operations
Revenue                                                     $298,013        $190,451        $130,381        $ 89,526        $ 53,690
Gross profit                                                 152,614          95,000          66,048          49,603          32,178
Income before taxes                                           97,164          58,593          33,301          20,551           8,763
Net income                                                    62,184          37,500          21,306          12,751           6,588
Net income per share(1)                                     $   1.13        $   0.71        $   0.43        $   0.26        $   0.18
Shares used in computing net income per
     share(1)                                                 54,828          53,100          49,836          49,156          35,788

     Financial Position
Cash and short-term investments                             $212,100        $144,018        $106,974        $ 79,491        $ 45,193
Working capital                                              237,366         157,059         108,071          82,745          43,625
Total assets                                                 298,953         194,469         135,461         104,044          58,533
Stockholders' equity                                         249,370         163,940         113,529          88,307          47,374

     Ratios and Benchmarks
Current ratio                                                    5.8             6.1             5.9             6.3             4.9
Inventory turns                                                 15.5            11.8             9.9             9.1             8.2
Full-time employees                                              354             222             192             173             129

(1) All per share data and shares used in computing  net income per share have been  restated to reflect the  Company's  two-for-one stock split effective February 20, 1997. See Notes 1 and 8 of Notes to Consolidated Financial Statements.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a complete discussion of the factors that could impact the Company's results, please see the section below entitled "Factors that Could Adversely Affect Performance" and the section entitled "Risk Factors" above.

Results of Operations

         The following tables set forth items in the Company's consolidated statements of income as a percentage of total revenue for 1996, 1995 and 1994, and the year-to-year percentage change for certain items in 1996 and 1995. These operating results are not necessarily indicative of results for any future period.

                                                     Years ended December 31,
                                                 1996         1995         1994
                                                --------------------------------
     Revenue                                     100%         100%        100.0%
                                                -------      -------      ------
Gross profit                                     51.2%        49.9%        50.7%
Research and development                          7.5%         6.8%         8.0%
Sales and marketing                              10.1%        11.5%        14.3%
General and administrative                        3.4%         3.7%         5.1%
                                                -------      -------      ------
Income from operations                           30.2%        27.9%        23.3%
Other income                                      2.5%         2.9%         2.2%
                                                -------      -------      ------
Income before taxes                              32.7%        30.8%        25.5%
Provision for taxes                              11.8%        11.1%         9.2%
                                                -------      -------      ------
Net income                                       20.9%        19.7%        16.3%
                                                =======      =======      ======

                                        Years ended December 31,
                        --------------------------------------------------------
                             1996        Change    1995         Change    1994
                        --------------------------------------------------------
Total revenue             $298,013         56%   $190,451         46%   $130,381
Gross profit               152,614         61%     95,000         44%     66,048
Operating expenses          62,768         50%     41,883         17%     35,678
Net income                  62,184         66%     37,500         76%     21,306
Net income per share      $   1.13         59%   $   0.71         64%   $   0.43

Revenue

     The Company's revenue was $298.0 million in 1996, compared to $190.5 million and $130.4 million in 1995 and 1994, respectively, and is generally attributable to the sale of Fiery Products during these periods. Substantially all of the Company's sales in 1996 were to its OEM partners, reflecting the Company's new OEM partnerships with IBM and Digital and its continuing relationships with Canon, Xerox, Ricoh, Kodak, Minolta and Oce (see Note 7 of Notes to Consolidated Financial Statements). The increase in revenue reflects continued market acceptance of the Company's Fiery XJ and Fiery XJe products, the expansion of the Company's sales and marketing organizations, and increased revenue from the Company's OEM sales channels due to the above-mentioned market acceptance and an increase in the number of the Company's OEM partners.

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

     International revenue continued to grow, from 41% of revenue in 1995 to 51% in 1996. Direct sales into Europe increased $23.9 million to $75.3 million and accounted for approximately 25% of revenue in 1996, compared to 27% in 1995 and 1994, respectively. Direct sales into Japan increased $37.7 million to $63.7 million and accounted for approximately 21% of revenue in 1996, compared with 14% and 15% in 1995 and 1994, respectively. Increased international revenue in each year was due primarily to the continued development of distribution channels, new agreements with certain OEM partners and the Company's continued investment in its international sales organizations. Further, shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations, which in turn sell through to foreign locations. As a result of these factors, the Company believes that sales of its products into Europe and Japan may actually be higher, though accurate data is difficult to obtain. The Company expects that international revenue will continue to represent a significant portion of its total revenue.

     During 1996, the Company introduced new generations of its Fiery XJ platform, including the Fiery XJ+ series of color servers, and broadened its product lines, including a Fiery XJ+ 500 series of high-speed servers for 40 page-per-minute color copiers, the Fiery XJ-W, a server for wide-format printers, and a low-end Fiery SI series for the under-$10,000 market. These product offerings were introduced in the latter half of 1996 and, while the initial response has been favorable, it is too soon to assess the extent of market acceptance. The Company continues to work on the development of products utilizing the Fiery XJ architecture and other products and intends to continue to introduce new generations of Fiery Products and other new product lines in 1997.

Cost of Revenue

         The substantial majority of the Company's cost of revenue to date has been attributable to the sale of Fiery Products. Such products are manufactured by third-party manufacturers who purchase most of the necessary components. The Company sources directly proprietary memory and certain ASIC components, and software licensed from various sources, including PostScript interpreter software, which the Company licenses from Adobe Systems, Inc.

         The Company's gross margin was 51.2%, 49.9% and 50.7% of revenue in 1996, 1995, and 1994, respectively. Overall gross margins in 1996 were favorably affected, beginning in the second quarter, by broad declines in market prices for DRAM and certain other components used in the Company's products, combined with shipments late in the year of higher-margin Fiery XJ+ 500 units. Offsetting this favorable impact were the effect of certain reductions in average selling prices for selected Fiery products and a change in the mix of sales as shipments of Fiery XJe Controllers, sold at margins substantially lower than those of the Company's other products, became a more noticeable portion of total revenue. Gross margins in 1995 were unfavorably impacted by the initial shipments in the fourth quarter of Fiery XJe Controllers and by the reduction of shipments to independent Canon dealers and distributors, pursuant to the Company's 1995 agreement with Canon, which were at higher margins than those achieved through the Company's OEM sales.

         The Company's gross margin depends in part on prices it is able to attain on its Fiery Products, Fiery XJe Controllers and future products. The lower manufacturing costs of the Fiery models have given the Company the flexibility to offer products with a broad range of prices. In addition, as the Company continues to introduce new Fiery Products, it may continue to lower prices on existing products. The Fiery XJe Controller will continue to have lower margins than the Company's other products, reflecting the different distribution and marketing practices employed for desktop color laser printers. Accordingly, if the Fiery XJe Controller continues to increase as a percentage of revenue, the Company's overall gross margin is expected to decline, all other things being equal. In general, gross margin will continue to be impacted by a variety of factors including, among others, the availability and pricing of key components (including DRAM and PostScript interpreter software), product, channel and geographic mix, the success of the Company's product transitions and new products, competition, and general economic conditions. The Company expects to continue to take further steps to reduce product costs, expand product offerings and control operating expenses; however, no assurance can be given that these efforts will be successful.

Research and Development

         Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting and nonrecurring engineering services, depreciation, and costs of prototype materials. Research and development expenses were $22.4 million or 7.5% of revenue in 1996, compared to $12.9 million (6.8% of revenue) and $10.4 million (8.0% of revenue) in 1995 and 1994, respectively. Research and development expenses rose due primarily to costs associated with an 80% growth in engineering headcount and increased depreciation, prototype and nonrecurring engineering expenses related to the development of Fiery Products. The Company believes that the development of new products and enhancement of existing products are essential to its continued success, and management intends to continue to devote substantial resources to research and new product development. Accordingly, the Company expects that its research and development expenses may continue to increase in absolute dollars and possibly also as a percentage of revenue.

Sales and Marketing

         Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe and Japan. Sales and marketing expenses for 1996 were $30.2 million or 10.1% of revenue, compared to $21.9 million (11.5% of revenue) and $18.6 million (14.3% of revenue) in 1995 and 1994, respectively. While sales and marketing expenses decreased as a percentage of total revenue in both 1996 and 1995, these expenses have increased in absolute dollars. The increase in 1996 was due to a 40% increase in headcount, primarily in the United States, and costs required for the introduction, promotion and support of Fiery XJ+ products. The increase in 1995 was due to increases in headcount, also primarily in the United States, and costs related to the introduction, promotion and support of Fiery XJ products, including the Fiery XJe Controller line.

         Decreases in sales and marketing expenses as a percentage of revenue are due to the Company's increased sales to its OEM partners and continuing cost control measures, including the consolidation in 1995 of certain duplicative European sales facilities. The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, launch new Fiery and other products, and build its sales and marketing organization, particularly in Europe and Japan.

General and Administrative

         General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and certain costs associated with public companies. General and administrative expenses were $10.1 million or 3.4% of revenue in 1996, compared to $7.0 million (3.7% of revenue) and $6.7 million (5.1% of revenue) in 1995 and 1994, respectively. While general and administrative expenses decreased as a percentage of total revenue in both 1996 and 1995, these expenses have increased in absolute dollars. The increases in 1996 and 1995 were primarily due to the addition of personnel to support the Company's operations. The Company expects that its general and administrative expenses may continue to increase in absolute dollars and possibly also as a percentage of revenue in order to support any growth in operations.

Income Taxes

         The Company's effective tax rate was 36.0% in 1996, 1995 and 1994. In each year the Company benefited from increased tax-exempt income, increases in foreign sales and the utilization of research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective taxing authorities. The Company anticipates that these benefits will continue to have a favorable impact on the Company's consolidated effective tax rate.

Liquidity and Capital Resources

         Cash, cash equivalents and short-term investments increased to $212.1 million as of December 31, 1996, up from $144.0 million as of December 31, 1995. Working capital increased to $237.4 million as of December 31, 1996, up from $157.1 million as of December 31, 1995. These increases are primarily the result of profitable operations and stock-related financing activities.

         Net cash provided by operating activities was $55.7 million, $28.6 million and $26.4 million in 1996, 1995 and 1994, respectively. Cash provided by operating activities was offset by an increased investment in inventory and accounts receivable due to growth in the Company's business and by an increase in other current assets primarily related to consigned inventory sales to third-party subcontractors.

         The Company's capital expenditures to date have generally consisted of investments in computers and related peripheral equipment for use in the Company's operations and research and development, and office furniture. The Company purchased approximately $10.7 million, $4.5 million and $2.8 million of such equipment and furniture during 1996, 1995 and 1994, respectively.

         The Company is working with the City of Foster City to develop a corporate campus on a 35-acre parcel of land in Foster City. The anticipated purchase price of this parcel is approximately $24.5 million. The Company anticipates funding this purchase during the year ending December 31, 1997.

         Net cash provided by financing activities of $23.2 million, $12.9 million and $3.9 million in 1996, 1995 and 1994, respectively, were the result of exercises of common stock options and the related tax benefits.

         The Company's inventory consists primarily of memory subsystems which are consigned to third-party contract manufacturers responsible for substantially all of the Company's products. Should the Company decide to purchase components and do its own manufacturing, or should it become necessary for the Company to purchase and consign components other than the ASIC or memory subsystems for its contract manufacturers, inventory balances would increase significantly, thereby reducing the Company's available cash resources. Further, these contract manufacturers produce substantially all of the Company's products. The Company believes that, should the services of any of these contract manufacturers become unavailable, a significant negative impact on the Company's consolidated financial position and results of operations could result. The Company is also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on its consolidated financial position and results of operations if such supply was reduced or not available.

         In January 1997, the Company's Board of Directors authorized a two-for-one stock split in the form of a stock dividend payable on February 20, 1997, to stockholders of record as of February 10, 1997. All references in the consolidated financial statements to average numbers of shares outstanding and related prices, per share amounts and stock option plan data have been restated to reflect the stock split.

         The Company believes that its existing capital resources together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 1997.

Factors That Could Adversely Affect Performance

     The following may impact the Company's future performance and financial results:

     Product Transitions. The Company plans to introduce new Fiery and other products in 1997. Delays in the launch or availability of these new products could have an adverse effect on the Company's financial results. Product transitions also carry the risk that customers will delay or cancel orders for existing models pending shipments of new models. If the Company is not able to successfully manage future product transitions or cannot guarantee the availability of products, its results of operations could be adversely affected.

     New Product Introductions. The Company continues to look at opportunities to develop product lines distinct from the Fiery line. Such new products may require the investment of capital for the development of new distribution and marketing channels at an unknown cost to the Company. There can be no guarantee that the Company would be successful in the development of such channels or that any new products will gain market acceptance. Further, new products may directly impact the sales of the Company's Fiery products. If the Company is not able to successfully manage the introduction of new products, its results of operations could be adversely affected.

     Competition. The Company has seen competition in the marketplace from companies and products that provide similar functionality and believes that such competition will continue and may intensify. There can be no assurance that the Company will be able to continue to successfully compete against other companies' product offerings.

     Fiery XJe. The Company is currently selling the Fiery XJe Controller to Canon, IBM and Digital under OEM agreements. No assurance can be given that the Company will continue to recognize significant revenue from such sales or that the Company will be successful in further marketing this product to other OEM partners or other parties.

     Reliance on OEM Partners. No assurance can be given that the Company will continue to supply products to each of its current OEM partners. In the event that an OEM partner discontinues or reduces its level of purchases of Fiery Products, the Company would experience a significant negative impact on its consolidated financial position and results of operations.

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

     Currency Fluctuations. The Company realized approximately 51% of its revenue in 1996 from sales outside the United States, including 21% from Japan. As such, the Company faces a continuing risk in that the strengthening of the U.S. dollar versus the Japanese yen and major European currencies could adversely impact the Company's revenues and gross margin through lower unit demand and the necessity to lower average selling prices to compensate for the reduced strength of local currencies.

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



Item 8:  Financial Statements and Supplementary Data.

Information with respect to this item may be found as referenced in the table below.

     Consolidated Balance Sheets..............................................23
     Consolidated Statements of Income........................................24
     Consolidated Statements of Stockholders' Equity..........................25
     Consolidated Statements of Cash Flows....................................26
     Notes to Consolidated Financial Statements...............................27
     Report of Independent Accountants........................................33
     Quarterly Consolidated Financial Information (Unaudited).................34

                          Electronics for Imaging, Inc.
                           Consolidated Balance Sheets


                                                                 December 31,
                                                             -------------------
(In thousands, except share and per share amounts)             1996        1995
                                                             -------------------


Assets

Current assets:
Cash and cash equivalents                                    $ 71,946   $ 46,006
Short-term investments                                        140,154     98,012
Accounts receivable                                            40,875     27,588
Inventories                                                    11,004      7,809
Other current assets                                           22,970      8,173
                                                             --------   --------

         Total current assets                                 286,949    187,588

Property and equipment, net                                    10,640      5,469
Other assets                                                    1,364      1,412
                                                             --------   --------

                  Total assets                               $298,953   $194,469
                                                             ========   ========


Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                             $ 16,355   $ 10,630
Accrued and other liabilities                                  25,980     12,023
Income taxes payable                                            7,248      7,876
                                                             --------   --------

         Total current liabilities                             49,583     30,529
                                                             --------   --------

Commitments

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000
     shares authorized; none issued and
     outstanding                                                 --         --
Common stock, $.01 par value; 150,000,000
     shares authorized; 51,503,314 and
     24,971,350 shares issued and outstanding,
     respectively                                                 515        250
Additional paid-in capital                                    112,660     89,679
Retained earnings                                             136,195     74,011
                                                             --------   --------

         Total stockholders' equity                           249,370    163,940
                                                             --------   --------

              Total liabilities and stockholders' equity     $298,953   $194,469
                                                             ========   ========

See accompanying notes to consolidated financial statements.

                          Electronics for Imaging, Inc.
                        Consolidated Statements of Income



                                                     Years ended December 31
                                                -----------------------------------
 (In thousands, except per share amounts)         1996         1995          1994
                                                ---------    ---------    ---------
Revenue                                         $ 298,013    $ 190,451    $ 130,381

Cost of revenue                                   145,399       95,451       64,333
                                                ---------    ---------    ---------

                                                  152,614       95,000       66,048

Operating expenses:

Research and development                           22,440       12,922       10,387

Sales and marketing                                30,221       21,938       18,601

General and administrative                         10,107        7,023        6,690
                                                ---------    ---------    ---------

                                                   62,768       41,883       35,678
                                                ---------    ---------    ---------

Income from operations                             89,846       53,117       30,370

Other income                                        7,318        5,476        2,931
                                                ---------    ---------    ---------


Income before income taxes                         97,164       58,593       33,301

Provision for income taxes                        (34,980)     (21,093)     (11,995)
                                                ---------    ---------    ---------


Net income                                      $  62,184    $  37,500    $  21,306
                                                =========    =========    =========


Net income per share                            $    1.13    $    0.71    $    0.43
                                                =========    =========    =========


Shares used in computing net income per share      54,828       53,100       49,836
                                                =========    =========    =========


See accompanying notes to consolidated financial statements.


                                                    Electronics for Imaging, Inc.
                                           Consolidated Statements of Stockholders' Equity





                                                                          Common Stock          Additional
                                                                     -----------------------     Paid-in       Retained
(In thousands)                                                        Shares        Amount       Capital       Earnings      Total
                                                                     ---------     ---------    ---------     ---------    ---------
Balances as of December 31, 1993                                        11,596           116       72,986        15,205       88,307


Exercise of common stock options                                           393             4        1,188          --          1,192

Tax benefit related to stock plans                                        --            --          2,724          --          2,724

Net income for the year ended
     December 31, 1994                                                    --            --           --          21,306       21,306
                                                                     ---------     ---------    ---------     ---------    ---------

Balances as of December 31, 1994                                        11,989           120       76,898        36,511      113,529

Exercise of common stock options                                           994            10        5,465          --          5,475

Tax benefit related to stock plans                                        --            --          7,436          --          7,436

Effect of two-for-one stock split                                       11,988           120         (120)         --

Net income for the year ended December 31, 1995                           --            --           --          37,500       37,500
                                                                     ---------     ---------    ---------     ---------    ---------

Balances as of December 31, 1995                                        24,971           250       89,679        74,011      163,940

Exercise of common stock options                                           780             8        7,691          --          7,699

Tax benefit related to stock plans                                        --            --         15,547          --         15,547

Effect of two-for-one stock split (see Note 8)                          25,752           257         (257)         --           --

Net income for the year ended December 31, 1996                           --            --           --          62,184       62,184
                                                                     ---------     ---------    ---------     ---------    ---------

Balances as of December 31, 1996                                        51,503     $     515    $ 112,660     $ 136,195    $ 249,370
                                                                     =========     =========    =========     =========    =========

See accompanying notes to consolidated financial statements.

                                                    Electronics for Imaging, Inc.
                                                Consolidated Statements of Cash Flows

                                                                                               Years ended December 31,
                                                                                      ---------------------------------------------
 (In thousands)                                                                         1996              1995              1994
                                                                                      ---------         ---------         ---------

Cash flows from operating activities:
Net income                                                                            $  62,184         $  37,500         $  21,306
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                                        5,484             3,414             3,140
     Deferred taxes                                                                      (4,135)           (1,313)           (1,465)
     Changes in operating assets and liabilities:
         Accounts receivable                                                            (13,287)          (18,849)            2,311
         Inventories                                                                     (3,195)              614            (4,035)
         Other current assets                                                           (10,378)           (1,362)           (1,092)
         Accounts payable and accrued liabilities                                        19,682             6,549             2,616
         Income taxes payable                                                              (628)            2,048             3,579
                                                                                      ---------         ---------         ---------

     Net cash provided by operating activities                                           55,727            28,601            26,360
                                                                                      ---------         ---------         ---------

Cash flows from investing activities:
Purchases of short-term investments                                                    (213,919)         (168,556)         (103,759)
Sales/maturities of short-term investments                                              171,777           147,299            76,934
Investment in property and equipment, net                                               (10,655)           (4,528)           (2,844)
Other assets                                                                               (236)               60                51
                                                                                      ---------         ---------         ---------

     Net cash used for investing activities                                             (53,033)          (25,725)          (29,618)
                                                                                      ---------         ---------         ---------

Cash flows from financing activities - Issuance of common stock,
     including tax benefit related to stock plans                                        23,246            12,911             3,916
                                                                                      ---------         ---------         ---------
Increase in cash and cash equivalents                                                    25,940            15,787               658
Cash and cash equivalents at beginning of year                                           46,006            30,219            29,561
                                                                                      ---------         ---------         ---------

Cash and cash equivalents at end of year                                              $  71,946         $  46,006         $  30,219
                                                                                      =========         =========         =========

Supplemental disclosure - cash paid for income taxes                                  $  23,715         $  12,463         $   6,998
                                                                                      =========         =========         =========

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements

Note 1:  The Company and Its Significant Accounting Policies

The Company and Its Business

     Electronics for Imaging, Inc. (the "Company"), a Delaware corporation, designs and markets products that enable high-quality color printing in short production runs. Its Fiery products incorporate hardware and software technologies that transform digital color copiers from all leading copier manufacturers into fast, high-quality networked color printers. Fiery XJe Controllers leverage these technologies to increase the output speed and improve the print quality of desktop color laser printers. The Company operates in one industry and sells its products primarily to original equipment manufacturers in North America, Europe and Japan. Substantially all of the Company's revenue to date has resulted from the sale of Fiery products.

Summary of Significant Accounting Policies

     Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

     Revenue Recognition. Revenue is recognized when the product is shipped, provided no significant obligations remain and collectibility is probable. Provisions for estimated warranty costs and potential sales returns are recorded when revenue is recognized.

     Cash, Cash Equivalents and Short-Term Investments. The Company generally invests its excess cash in deposits with major banks, money market securities, and municipal and U.S. government securities. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded on the consolidated balance sheet.

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified its investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Such unrealized gains and losses have historically not been material.

     Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. As of December 31, 1996, the Company had approximately $150.2 million of available-for-sale securities, of which approximately $10.1 million were classified as cash equivalents and approximately $68.7 million had stated maturities greater than one year. As of December 31, 1995, the Company had approximately $100.9 million of available-for-sale securities, of which approximately $2.9 million were classified as cash equivalents and approximately $51.2 million had stated maturities greater than one year. None of the Company's available-for-sale securities had maturities greater than two years as of December 31, 1996 or 1995.

     Concentration of Credit Risk. The Company asexposed to credit risk in the event of default by any of its customers to the extent of amounts recorded on the consolidated balance sheet. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for estimated credit losses; such actual losses have been within management's expectations.

     Inventories. Inventories are stated at standard costs which approximate the lower of actual cost using a first-in, first-out method, or market. The Company periodically reviews its inventories for potential slow-moving or obsolete items and writes down specific items to net realizable value as appropriate.

     Property and Equipment. Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the lease term, if shorter.

     Income Taxes. The Company uses the asset and liability method to calculate deferred income taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. No provision has been made for the undistributed earnings of the Company's foreign subsidiaries, as it is the Company's intention to indefinitely reinvest these earnings in the respective subsidiaries.

     Foreign Currency Translation. Subsidiaries with accounts denominated in foreign currencies have been translated in accordance with SFAS No. 52, Foreign Currency Translation, using the U.S. dollar as the functional currency. Foreign currency translation and transaction gains and losses have not been significant in any period.

     Stock Compensation. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock Compensation. SFAS No. 123 establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. The Company has elected to retain its current application of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted, as required, the disclosure provisions of SFAS No. 123.

     Stock Split. The Company effected on February 20, 1997, a two-for-one stock split in the form of a stock dividend payable to stockholders of record as of February 10, 1997 (see Note 8). All references in the consolidated financial statements to weighted average numbers of shares outstanding and related prices, per share amounts and stock option plan data have been restated to reflect the stock split.

     Net Income per Share. Net income per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise, using the treasury stock method, of outstanding common stock options having a dilutive effect.

Note 2:   Balance Sheet Components
                                                             December 31,
                                                        ------------------------
(in thousands)                                            1996           1995
                                                        -----------------------

Short-term investments:

Municipal securities                                    $ 137,315     $  93,479
U.S. government securities                                  2,839         4,533
                                                        ---------     ---------

                                                        $ 140,154     $  98,012
                                                        =========     =========

Accounts receivable:

Accounts receivable                                     $  42,787     $  29,158
Less allowances for doubtful accounts
      and sales-related reserves                           (1,912)       (1,570)
                                                        ---------     ---------

                                                        $  40,875     $  27,588
                                                        =========     =========

Inventories:

Raw materials                                           $   6,696     $   3,971
Work in process                                             3,374         3,734
Finished goods                                                934           104
                                                        ---------     ---------

                                                        $  11,004     $   7,809
                                                        =========     =========


Property and equipment:

Equipment and purchased software                        $  21,901     $  12,805

Furniture and leasehold improvements                        3,907         2,348
                                                        ---------     ---------
                                                           25,808        15,153
Less accumulated depreciation and amortization            (15,168)       (9,684)
                                                        ---------     ---------

                                                        $  10,640     $   5,469
                                                        =========     =========

Accrued and other liabilities:

Accrued product-related obligations                     $  13,588     $   5,788
Accrued compensation and benefits                           2,261         1,344
Other accrued liabilities                                  10,131         4,891
                                                        ---------     ---------

                                                        $  25,980     $  12,023
                                                        =========     =========


Note 3:   Commitments

     The Company leases its principal operating facility under a noncancelable operating lease expiring in June 1997. Future minimum lease commitments under noncancelable operating leases for facilities and certain equipment as of December 31, 1996 are approximately $1,629,000, $799,000 and $436,000 in 1997,
1998 and 1999, respectively. Rent expense was approximately $2,062,000, $1,895,000 and $1,850,000 in 1996, 1995 and 1994, respectively.

Note 4:   Income Taxes

     The provision for income taxes is summarized as follows:

                                                   Years ended December 31,
                                               --------------------------------
(in thousands)                                   1996        1995        1994
                                               --------------------------------

Current:
U.S. federal                                   $ 32,309    $ 18,372    $ 10,295
State                                             6,186       3,673       2,778
Foreign                                             620         361         387
                                               --------    --------    --------

     Total current                               39,115      22,406      13,460

Deferred:
U.S. federal                                     (3,203)     (1,079)     (1,222)
State                                              (932)       (234)       (243)
Foreign                                            --          --           --
     Total deferred                              (4,135)     (1,313)     (1,465)
                                               --------    --------    --------

         Total provision for income taxes      $ 34,980    $ 21,093    $ 11,995
                                               ========    ========    ========


     The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                                December 31,
                                                           ---------------------
(in thousands)                                              1996           1995
                                                           ---------------------

Depreciation                                               $  669         $  837
Reserves and accruals                                       7,457          3,368
State taxes payable                                         1,188            775
Other                                                         277            476
                                                           ------         ------

     Total deferred tax assets                             $9,591         $5,456
                                                           ======         ======


     A reconciliation between the income tax provision computed at the federal statutory rate and the actual tax provision is as follows:

                                                    Years ended December 31,
                                               --------------------------------
(in thousands)                                   1996        1995        1994
                                               --------------------------------


Tax expense at federal statutory rate          $ 34,007    $ 20,509    $ 11,658
State income taxes, net of federal benefit        3,415       2,235       1,648
Tax-exempt interest income                       (2,099)     (1,488)       (853)
Other                                              (344)       (163)       (458)
                                               --------    --------    --------

                                               $ 34,979    $ 21,093    $ 11,995
                                               ========    ========    ========


Note 5:   Common Stock

     In October 1995, the Company's Board of Directors authorized a two-for-one stock split in the form of a stock dividend payable on November 30, 1995, to stockholders of record as of November 20, 1995. On

November 1, 1995, the stockholders of the Company approved an amendment to the articles of incorporation to increase the number of shares of common stock authorized for issuance to 150,000,000.

Note 6:   Stock Compensation Plans

As of December 31, 1996, the Company has two stock-based compensation plans, described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for options granted in 1996 and 1995 under the Company's option plans been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the Company's net income and pro forma net income per share would have been as follows:

                                                         December 31,
                                                ----------------------------
(in thousands, except per share amounts)              1996            1995
                                                ----------------------------

Net income                 As reported           $    62,184    $     37,500
                           Pro forma             $    58,304    $     36,057

Earnings per share         As reported           $      1.13    $       0.71
                           Pro forma             $      1.06    $       0.68


         Under the Company's 1989 and 1990 Stock Plans (the Plans), the Company may grant options to employees, directors and consultants for up to 19.5 million shares of common stock. Under the Plans the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are granted periodically throughout the year and vest ratably over four years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the applicable period: dividend yield of 0.0% for both periods, expected volatility of 48%, risk-free interest rates of 5.68% to 6.71% for options granted, and a weighted average expected option term of 4.3 years for both periods.

         A summary of the status of the Company's fixed stock option plans as of December 31, 1996 and 1995, and changes during the years then ended is presented below:

                                                                Weighted Average
                                                    Shares       Exercise Price
                                                  -----------      -----------
Outstanding as of December 31, 1994                7,159,632        $    3.76

Granted                                            2,400,800            13.08
Exercised                                         (1,988,812)            2.69
Forfeited                                         (1,233,568)            5.31
                                                  -----------

Outstanding as of December 31, 1995                6,338,052             7.34

Granted                                            1,949,900            25.80
Exercised                                         (1,557,614)            4.89
Forfeited                                           (644,900)           13.86
                                                  -----------

Outstanding as of December 31, 1996                6,085,438            13.19
                                                  ===========


     The weighted average fair value of options granted was $9.42 and $4.78 per share for the years ended December 31, 1996 and 1995, respectively.

     The following table summarizes  information about stock options outstanding at December 31, 1996:
                                          Options Outstanding                        Options Exercisable
                         ---------------------------------------------------      -----------------------------
     Range of                Number         Weighted Avg.      Weighted Avg.         Number          Weighted Avg.
  Exercise Prices         Outstanding     Remaining Life      Exercise Price      Exercisable       Exercise Price
  ----------------       -------------    --------------      --------------       ----------       --------------
   $0.01 to  $4.31            827,402           5.55             $ 2.04              591,114          $ 1.24
   $4.44 to  $5.00          1,277,064           7.49               4.97              652,591            4.97
   $5.56 to  $8.94            570,000           7.86               6.14              304,149            5.69
   $9.28 to $12.81          1,356,922           8.50              12.62              238,522           12.75
  $13.25 to $23.69            461,950           8.96              17.51               44,700           16.68
  $25.63 to $25.63          1,171,400           9.54              25.63                 -                 -
  $27.31 to $42.13            420,700           9.59              32.10                2,500           35.13
                           ----------                                             ----------

  $0.01 to $42.13           6,085,438           8.14              13.19            1,833,576            5.23
                           ==========                                             ==========

Note 7:  Export Sales and Significant Customers

Export sales by geographic area consisted of the following:

                                               Years ended December 31,
                                      ------------------------------------------
                                        1996             1995             1994
                                      ------------------------------------------
Europe                                $ 75,266         $ 51,338         $ 35,826
Japan                                   63,670           25,930           19,210
Canada                                   6,990            3,004            2,013
Other                                    5,409            1,504            2,407
                                      --------         --------         --------

     Total                            $151,335         $ 81,776         $ 59,456
                                      ========         ========         ========

Shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations, which in turn sell through to foreign locations. As a result of these factors, the Company believes that sales of its products into Europe and Japan may actually be higher, though accurate data is difficult to obtain.

     Three customers accounted for approximately 47%, 23% and 12% of revenue in 1996. These customers represented 56%, 22% and 12%, and 36%, 22% and 6% of revenue in 1995 and 1994, respectively. These customers accounted for 26%, 26% and 18%, and 32%, 33% and 14% of accounts receivable as of December 31, 1996 and 1995, respectively. A fourth customer accounted for approximately 14% and 4% of accounts receivable as of December 31, 1996 and 1995, respectively.

Note 8:   Subsequent Event

     On January 21, 1997, the Company's Board of Directors authorized a two-for-one stock split in the form of a stock dividend payable on February 20, 1997, to stockholders of record as of February 10, 1997. All references in the consolidated financial statements to weighted average numbers of shares outstanding and related prices, per share amounts and stock option plan data have been restated to reflect the stock split.

                        Report of Independent Accountants



The Board of Directors and Stockholders
Electronics for Imaging, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Electronics for Imaging, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


San Jose, California
January 14, 1997, except for Note 8,
 which is as of January 21, 1997

                  Quarterly Consolidated Financial Information

(Unaudited)
(in thousands, except per share data)

The following table presents the Company's operating results for each of the eight quarters in the two-year period ended December 31, 1996. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the notes thereto appearing in this Annual Report. These operating results are not necessarily indicative of the results for any future period. Per share amounts have been restated to reflect the effect of the Company's two-for-one stock split.

1996:                                     Q1          Q2          Q3          Q4
                                 -----------------------------------------------
Revenue                              $63,649     $69,046     $75,121     $90,197
Gross profit                          30,406      34,491      38,699      49,018
Income from operations                18,025      20,030      22,564      29,227
Net income                            12,597      13,901      15,553      20,133
Net income per share                 $  0.23     $  0.25     $  0.28     $  0.36

1995:                                     Q1          Q2          Q3          Q4
                                 -----------------------------------------------
Revenue                              $40,364     $44,798     $48,502     $56,787
Gross profit                          19,968      22,405      24,233      28,394
Income from operations                10,032      11,735      13,726      17,624
Net income                             7,173       8,287       9,721      12,319
Net income per share                 $  0.14     $  0.16     $  0.18     $  0.23



Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

PART III

Item 10:  Directors and Executive Officers of the Registrant.

         Information with respect to Directors and Executive Officers may be found in the sections entitled "Election of Directors" and "Executive Officers," respectively, appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 1, 1997. Such information is incorporated herein by reference.


Item 11:  Executive Compensation.

         Information with respect to this item may be found in the sections entitled "Executive Compensation" and "Employee Benefit Plans" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 1, 1997. Such information is incorporated herein by reference.


Item 12:  Security Ownership of Certain Beneficial Owners and Management.

         Information with respect to this item may be found in the section entitled "Security Ownership," appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 1, 1997. Such information is incorporated herein by reference.


Item 13:  Certain Relationships and Related Transactions.

         Not Applicable.

                                     PART IV


Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Documents Filed as Part of Form 10-K

                                                                  Page in this
                                                                  Annual Report
                                                                  on Form 10-K
                                                                  -------------
1.  Consolidated Financial Statement Schedule

    Schedule  II -  Valuation  and  Qualifying  Accounts               41

    (All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.)

         2.  Listing of Exhibits

                                INDEX TO EXHIBITS
Exhibit
No.        Description
---        -----------
3.1        Amended and Restated Certificate of Incorporation.(2)

3.2        Bylaws as amended.(1)

4.1        See Exhibit 3.1

4.2        Specimen Common Stock certificate of the Company.(1)

10.1 Agreement of Lease dated as of July 30, 1992, by and between the Company and The Joseph and Eda Pell Revocable Trust for the Company's new executive office in San Mateo, California.(1)

10.2 First Addendum to Lease dated as of July 30, 1992, by and between the Company and The Joseph and Eda Pell Revocable Trust.(1)

10.3+ License Agreement, dated as of February 9, 1990, between the Company and the Massachusetts Institute of Technology.(1)

10.4 Amendment to License Agreement dated December 31, 1990, between the Company and the Massachusetts Institute of Technology.(1)

10.5 Amendment to License Agreement dated May 29, 1991 and March 19, 1991, by and between the Company and the Massachusetts Institute of Technology.(1)

10.6+ Third Amendment to License Agreement dated June 1, 1992, by and between the Company and the Massachusetts Institute of Technology.(1)

10.7+ Research and Development Agreement, dated September 1, 1989, between the Company and Toyo Ink Mfg. Co., Ltd.(1)

10.8 Cooperation Agreement, dated as of March 7, 1990, between the Company and Toyo Ink Mfg. Co., Ltd.(1)

10.9+ Patent Sublicense Agreement, dated March 7, 1990, between the Company and Toyo Ink Mfg. Co., Ltd.(1)

10.10+ Know-How License Agreement, dated March 7, 1990, between the Company and Toyo Ink Mfg. Co., Ltd.(1)

10.11+ License Agreement, dated as of January 11, 1991, by and between the Company and Eastman Kodak Company, as amended March 10, 1992.(1)

10.12+ Authorized VAR Agreement dated as of November 26, 1991, by and between the Company and Eastman Kodak Company.(1)

10.13+ License Agreement, dated March 1, 1991, by and between the Company and Adobe Systems Incorporated, as amended May 22, 1991.(1)

10.14+ Custom PostScript(TM) Interpreter OEM License Agreement, dated as of March 1, 1991, by and between the Company and Adobe Systems Incorporated.(1)

10.15+ Agreement dated September 6, 1991, by and between the Company and Xerox Corporation.(1)

Exhibit
No.        Description
---        -----------

10.16+ Patent License Agreement dated December 12, 1991, by and between the Company and Xerox Corporation.(1)

10.17 Formal Agreement for Distribution of Fiery, dated June 27, 1991, by and between the Company and Toyo Ink Mfg. Co., Ltd.(1)

10.18+ Patent License Agreement dated January 29, 1992, by and between the Company and Minolta Camera Co., Ltd.(1)

10.19 License Agreement dated December 3, 1991, by and between the Company and Scitex Corporation Ltd.(1)

10.20+ Development Agreement dated May 28, 1991, by and between the Company and Canon Inc.(1)

10.21 Fiery Approval Agreement dated May 28, 1991, by and between the Company and Canon Inc.(1)

10.22 Letter Agreement dated May 28, 1991, by and between the Company and Canon, Inc.(1)

10.23+ Parts Purchase Agreement dated June 30, 1991, by and between the Company and Canon Inc.(1)

10.24+ Patent License Agreement dated June 11, 1992, by and between the Company and Victor Company of Japan.(1)

10.25+ OEM License Agreement dated July 20, 1992, by and between the Company and QMS, Inc.(1)

10.26+ License Agreement dated May 2, 1991, by and between the Company and Pantone, Inc.(1)

10.27+ Software Distribution License Agreement dated January 30, 1992, by and between the Company and Storm Technology, Inc.(1)

10.28+ Agreement for OEM Software Acquisition dated April 7, 1992, by and between the Company and Cooperative Printing Solutions, Inc.(1)

10.29+ License Agreement dated May 18, 1992, by and between the Company and Microsoft Corporation.(1)

10.30+ Cooperation and Project Funding Agreement dated August 6, 1992, by and among the Company, Electronics for Imaging (Israel) Ltd. and the BIRD Foundation.(1)

10.31 Advisory Agreement, dated May 25, 1989, between the Company and William F. Schreiber.(1)

10.32      1989 Stock Plan of the Company.(1)

10.33      1990 Stock Plan of the Company.(1)

10.34 Convertible Subordinated Note Purchase Agreement, dated as of June 1, 1990, between the Company and Frederick R. Adler, and related Convertible Note.(1)

10.35 Convertible Subordinated Note Purchase Agreement, dated June 1, 1990, between the Company and Hesperus XVI N.V., and related Convertible Note.(1)

10.36 Convertible Subordinated Note Purchase Agreement, dated as of June 1, 1990, between the Company and Athena Venture Partners L.P., and related Convertible Note.(1)

Exhibit
No.        Description
---        -----------

10.37 Convertible Subordinated Note Purchase Agreement, dated as of June 1, 1990, between the Company and Thomas I. Unterberg, and related Convertible Note.(1)

10.38 Convertible Subordinated Note, dated June 1, 1990, for principal amount of $17,500 transferred from Athena Venture Partners L.P. to Dan Tolkowsky pursuant to Letter Agreement dated May 31, 1991.(1)

10.39 Convertible Subordinated Note, dated June 1, 1990, for principal amount of $6,000 transferred from Athena Venture Partners L.P. to Yadin Kaufman pursuant to Letter Agreement dated May 31, 1991.(1)

10.40 Stock Purchase Agreement, dated as of March 1, 1991, by and between the Company and Adobe Systems Incorporated.(1)

10.41 Convertible Note Purchase Agreement dated as of March 1, 1992, by and between the Company, Electronics for Imaging (Ireland) Limited and European Financial Investors Holdings S.A.(1)

10.42 Series B Preferred Stock Purchase Agreement dated as of March 12, 1992, by and among the Company, funds affiliated with Weiss, Peck & Greer Venture Partners II, L.P. and other persons and entities.(1)

10.43 Registration Rights Agreement dated as of March 12, 1992, by and among the Company, funds affiliated with Weiss, Peck & Greer Venture Partners II., L.P. and other persons and entities.(1)

10.44 First Addendum to Series B Stock Purchase Agreement dated as of August 5, 1992 (the "Addendum"), by and among the Company, and the persons listed on Schedule A to the Addendum.(1)

10.45 First Amendment to Registration Rights Agreement dated as of August 5, 1992 (the "First Amendment"), by and among the Company, and the persons listed on Exhibit A to the First Amendment.(1)

10.46      Form of Indemnification Agreement.(1)

10.47+ Patent License Agreement dated May 28, 1991, by and between the Company and Canon Inc.(1)

10.48 Software Publishing Agreement dated August 17, 1992, by and between the Company and Quark, Inc.(1)

10.49 Employment Agreement dated August 1, 1992 by and between Efraim Arazi and the Company.(1)

10.50+ Supplement to Formal Agreement for Distribution of Fiery dated August 25, 1992, by and between the Company and Toyo Ink Mfg. Co., Ltd.(1)

10.51+ OEM Software License Agreement dated August 14, 1992, by and between the Company and RSA Data Security, Inc.(1)

10.52 Employment Agreement dated July 13, 1995, by and between Efraim Arazi and the Company.(3)

10.53 Employment Agreement dated July 17, 1995, by and between Dan Avida and the Company.(3)

10.54 Employment Agreement dated July 17, 1995, by and between Jeff Lenches and the Company.(3)

10.55 Employment Agreement dated July 17, 1995, by and between Fred Rosenzweig and the Company.(3)

10.56 Employment Agreement dated October 15, 1995, by and between Eric Saltzman and the Company.(3)

11.1       Statement regarding computation of the Company's per share earnings.

21.1       List of Subsidiaries.(1)

23.1       Consent of Price Waterhouse LLP.

24.1       Power of Attorney.

------------------------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-18805) and incorporated herein by reference.

+ The Company has received confidential treatment with respect to portions of these documents.

(b)      Reports on Form 8-K

         None filed during the quarter ended December 31, 1996.

(c)      List of Exhibits

         See Item 14(a)3.


(d) Consolidated Financial Statement Schedule II for the years ended December 31, 1994, 1995 and 1996, respectively.

         See Page 41 of this Annual Report on Form 10-K.

                                                     ELECTRONICS FOR IMAGING, INC.

                                                             Schedule II

                                                  Valuation and Qualifying Accounts



                                            Balance at      Charged to     Charged to                     Balance at
                                            beginning       costs and        other                          end of
              Description                   of period        expenses       accounts      Deductions        period
           ------------------              -------------   -------------  -------------  -------------   -------------
Year Ended December 31, 1996
Allowance for doubtful accounts and
sales-related reserves                     $      1,570    $       1,132  $         --   $      (790)    $     1,912
                                           =============   =============  =============  =============   =============


Year Ended December 31, 1995
Allowance for doubtful accounts and
sales-related reserves                     $      2,176    $        479   $         --   $    (1,085)    $     1,570
                                           =============   =============  =============  =============   =============


Year Ended December 31, 1994
Allowance for doubtful accounts and
sales-related reserves                     $        812    $     1,926    $         --   $       (562)   $     2,176
                                           =============   =============  =============  =============   =============


                      Report of Independent Accountants on
                          Financial Statement Schedules


To the Board of Directors
of Electronics for Imaging, Inc.



Our audits of the consolidated financial statements referred to in our report dated January 14, 1997, except for Note 8, which is as of January 21, 1997, appearing on page 32 of this form 10-K, also included an audit of the Consolidated Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Consolidated Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

San Jose, California
January 14, 1997, except for Note 8,
which is as of January 21, 1997

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 1997.

                        ELECTRONICS FOR IMAGING, INC.


                        By:      /s/    Dan Avida
                           -----------------------------------------------------
                                 Dan Avida
                                 President, Chief Executive Officer and Director


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Dan Avida and Eric Saltzman jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Form 10-K Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March 1997.

Signature                                          Title                                                   Date
---------                                          -----                                                   ----



   /s/ Efraim Arazi                       Chairman of the Board                                      March 27, 1997
--------------------------------------
       Efraim Arazi

                                          President, Chief Executive Officer
   /s/ Dan Avida                          and Director                                               March 27, 1997
--------------------------------------
       Dan Avida                          (Principal Executive Officer and
                                          Principal Financial and Accounting Officer)


   /s/ Gill Cogan                         Director                                                   March 27, 1997
--------------------------------------
       Gill Cogan


   /s/ Jean-Louis Gassee                  Director                                                   March 27, 1997
--------------------------------------
       Jean-Louis Gassee


   /s/ Dan Maydan                         Director                                                   March 27, 1997
--------------------------------------
       Dan Maydan


   /s/ Thomas Unterberg                   Director                                                   March 27, 1997
--------------------------------------
       Thomas Unterberg

                                                                 43