Form 10-Q
period 1997-03-31
ELECTRONICS FOR IMAGING INC
filed 1997-05-14
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of Common Stock outstanding as of March 31, 1997 was 51,776,942.


An Exhibit Index can be found on Page 13.


                                    ELECTRONICS FOR IMAGING, INC.

                                           INDEX



                                                                                                         Page No.
PART I - Financial Information

Item 1.           Condensed Consolidated Financial Statements

                      Condensed Consolidated Statements of Income
                      Three Months Ended March 31, 1997 and 1996 ............................................3

                      Condensed Consolidated Balance Sheets
                           March 31, 1997 and December 31, 1996 .............................................4

                      Condensed Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 1997 and 1996 .......................................5

                      Notes to Condensed Consolidated Financial Statements ..................................6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .......................................................7

Item 3.           Not Applicable............................................................................12


PART II - Other Information

Items 1 - 5.      Not Applicable ...........................................................................13

Item 6.           Exhibits and Reports on Form 8-K .........................................................13


Signatures .................................................................................................15


PART I            FINANCIAL INFORMATION

     ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               ELECTRONICS FOR IMAGING, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (In thousands, except per share amounts)
                                     (Unaudited)


                                                                             Three Months Ended
                                                                  -----------------------------------------
                                                                     March 31,                 March 31,
                                                                       1997                      1996
                                                                  --------------             -------------
Revenue                                                           $       91,006             $      63,649
Cost of revenue                                                           41,093                    33,243
                                                                  --------------             -------------

                                                                          49,913                    30,406
                                                                  --------------             -------------

Operating expenses:
   Research, development and contract costs                                8,126                     4,155
   Sales and marketing                                                     9,558                     5,860
   General and administrative                                              2,873                     2,366
                                                                  --------------             -------------

                                                                          20,557                    12,381
                                                                  --------------             -------------

     Income from operations                                               29,356                    18,025

Other income, net                                                          2,563                     1,659
                                                                  --------------             -------------

     Income before income taxes                                           31,919                    19,684

Provision for income taxes                                                11,491                     7,087
                                                                  --------------             -------------

     Net income                                                   $       20,428                 $  12,597
                                                                  ==============             =============


Net income per share                                              $         0.37             $        0.23
                                                                  ==============             =============


Shares used in computing net income per share                             55,740                    53,986
                                                                  ==============             =============


See accompanying notes to condensed consolidated financial statements.


                          ELECTRONICS FOR IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                     March 31,               December 31,
                                                                       1997                      1996
                                                                  --------------             -------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $   93,806                 $  71,946
   Short-term investments                                                142,115                   140,154
   Accounts receivable                                                    47,937                    40,875
   Inventories                                                            12,955                    11,004
   Other current assets                                                   32,572                    22,970
                                                                      ----------                 ---------

     Total current assets                                                329,385                   286,949

Property and equipment, net                                               10,743                    10,640
Other assets                                                               1,357                     1,364
                                                                      ----------                 ---------

     Total assets                                                     $ 341,485                 $  298,953
                                                                      ----------                 ---------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $   24,936                $   16,355
   Accrued and other liabilities                                          28,763                    25,980
   Income taxes payable                                                   16,282                     7,248
                                                                      ----------                ----------

     Total current liabilities                                            69,981                    49,583
                                                                      ----------                ----------

Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000,000 shares
     authorized; none issued and outstanding                                  --                        --
   Common Stock, $.01 par value, 150,000,000 shares
      authorized; 51,776,942 and 51,503,314 shares issued
      and outstanding, respectively                                          518                       515
   Additional paid-in capital                                            114,363                   112,660
   Retained earnings                                                     156,623                   136,195
                                                                      ----------                ----------

     Total stockholders' equity                                          271,504                   249,370
                                                                      ----------                ----------

     Total liabilities and stockholders' equity                       $  341,485                $  298,953
                                                                      ==========                ==========

See accompanying notes to condensed consolidated financial statements.


                                    ELECTRONICS FOR IMAGING, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)

                                                                        Three Months Ended March 31,
                                                                  ----------------------------------------
                                                                       1997                      1996
                                                                  --------------             -------------
Cash flows from operating activities:
   Net income                                                     $       20,428             $      12,597
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                       1,441                       786
       Changes in operating assets and liabilities:
         Accounts receivable                                              (7,062)                   (9,261)
         Inventories                                                      (1,951)                    1,132
         Other current assets                                             (9,602)                     (616)
         Accounts payable and accrued liabilities                         11,364                     7,675
         Income taxes payable                                              9,034                     3,832
                                                                  --------------             -------------

           Net cash provided by operating activities                      23,652                    16,145
                                                                  --------------             -------------

Cash flows from investing activities:
   Purchase of short-term investments                                    (36,097)                  (73,918)
   Sales and maturities of short-term investments                         34,136                    50,004
   Purchases of property and equipment, net                               (1,544)                   (1,670)
   Other assets                                                                7                       (64)
                                                                  --------------             --------------

           Net cash used for investing activities                         (3,498)                  (25,648)
                                                                  --------------             -------------

Cash flows from financing activities:
   Issuance of common stock related to stock plans                         1,706                       335
                                                                  --------------             -------------

           Net cash provided by financing activities                       1,706                       335
                                                                  --------------             -------------

Net change in cash and cash equivalents                                   21,860                    (9,168)

Cash and cash equivalents at beginning of period                          71,946                    46,006
                                                                  --------------             -------------
Cash and cash equivalents at end of period                        $       93,806             $      36,838
                                                                  ==============             =============

Supplemental disclosure - cash paid for income taxes              $        2,473             $       3,057
                                                                  ==============             =============


See accompanying notes to condensed consolidated financial statements.

                                       5

                          ELECTRONICS FOR IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)



1.       Basis of Presentation

         The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc. (the Company) as of and for the interim period ended March 31, 1997, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1996, contained in the Company's Annual Report to Stockholders, and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto referred to above.

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

         The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim period ended March 31, 1997 are not necessarily indicative of the results to be expected for any other interim period or the full year.


2.       Stock Split

         The Company effected on February 20, 1997, a two-for-one stock split in the form of a stock dividend payable to stockholders of record as of February 10, 1997. All references in the condensed consolidated financial statements to weighted average numbers of shares outstanding and per share amounts have been restated to reflect the stock split.


3.       Recent Accounting Pronouncements

         In February  1997,  the  Financial  Accounting  Standards  Board issued
         Statement of Financial  Accounting  Standards  No. 128,  "Earnings  per
         Share." This statement is effective for the Company's fiscal year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement as of the beginning of 1996, earnings per share for the three month period ended March 31, 1997 and March 31, 1996 would have been as follows:

                                                          Three Months Ended    Three Months Ended

                                                             March 31, 1996       March 31, 1997
                                                           --------------             -------------
          Basic earnings per share                               $0.25                    $0.40

          Diluted earnings per share                             $0.23                    $0.37


4.       Inventory Composition
                                                              March 31,               December 31,
                                                                1997                      1996
                                                           --------------             -------------
         Raw materials                                    $        10,061            $        6,696
         Work-in-process                                            1,277                     3,374
         Finished goods                                             1,617                       934
                                                           --------------             -------------

                                                          $        12,955            $       11,004
                                                          ===============            ==============


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the audited consolidated financial statements of Electronics for Imaging, Inc. (the Company) and related notes thereto contained in the Company's 1996 Annual Report to Stockholders. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company's results, please see the section entitled "Factors that Could Adversely Affect Performance" below and the section entitled "Risk Factors" in the Company's 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company periodically reviews such factors to ensure their appropriateness.

Results of Operations

Revenue

The Company's revenue was $91.0 million in the first quarter of 1997, compared to $63.6 million in the corresponding quarter of 1996. The substantial majority of the Company's revenue to date is attributable to the sale of Fiery, Fiery XJ Color Servers and Fiery XJe Controllers. The increase in revenue reflects continued market acceptance of the Company's Fiery XJ Color Server and Fiery XJe Controller products, the expansion of the Company's sales and marketing organizations, and increased revenue from the Company's OEM sales channels due to the above-mentioned market acceptance and an increase in the number of the Company's OEM partners. Substantially all of the Company's sales in the first quarter of 1997 and 1996 were to its OEM partners. No assurance can be given that the Company's relationships with these OEM partners will continue; in the event that any of such relationships is discontinued or scaled back, the Company could experience a significant negative impact on its consolidated financial position and results of operations.

The Company completed in the fourth quarter of 1995 an agreement with Canon Inc. for the purchase of Fiery XJ Color Servers. The agreement provides Canon exclusive distribution rights for Fiery XJ Color Servers designed for Canon's proprietary color copiers. The agreement effectively replaced the Company's existing distribution channel through the Canon dealer and distributor network beginning in April 1995 with shipments to Canon under the terms of a letter of intent preceding the agreement. This arrangement has resulted to some extent in lower associated selling and marketing costs. During the first quarter of 1997, the agreement with Canon expired, but the parties have extended the agreement for an additional quarter. The Company expects to finalize the terms of the new agreement in due course and is continuing the relationship with Canon under the terms of the original agreement. No assurance can be given that the Company will be able to successfully complete the agreement under terms considered favorable to the Company. If the agreement with Canon is not signed, the Company's operating results could be adversely affected, as it would have to transition back to sales through Canon dealers and distributors worldwide. The Company sells Fiery XJ Color Server products to each of its significant OEM partners under similar agreements.

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

International revenue continued to grow in the first quarter of 1997, and was affected by sales mix and certain OEM product requirements. Direct sales into Japan accounted for approximately 20% and 14% of revenue in the first quarter of 1997 and 1996, respectively. This increase is partly due to a greater level of purchases by the Company's OEM partners of Fiery XJ products and is also a result of sales of Fiery XJe product to Canon in Japan. Sales into Europe accounted for approximately 25% and 24% of revenue in the first quarter of 1997 and 1996, respectively. Further, shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations which in turn sell through to foreign locations. As a result of these factors, the Company believes that sales of its products into Europe and Japan may actually be higher, though accurate data is difficult to obtain. The Company expects that international revenue will continue to represent a significant portion of its total revenue.

During 1996, the Company introduced new generations of its Fiery XJ platform, including the Fiery XJ+ series of color servers, and broadened its product
lines,   including  a  Fiery  XJ+  500  series  of  high-speed  servers  for  40 pages-per-minute color copiers, the Fiery XJ-W, a server for wide-format printers, and a low-end Fiery SI series for the under-$10,000 market. These product offerings were introduced in the latter half of 1996 and, while the initial response has been favorable, it is too soon to assess the extent of market acceptance. The Company continues to work on the development of products utilizing the Fiery XJ architecture and other products and intends to continue to introduce new generations of Fiery Products and other new product lines in 1997.

Cost of Revenue

The substantial majority of the Company's cost of revenue to date has been attributable to the sale of Fiery and Fiery XJ Color Servers. Fiery XJ Color Servers are manufactured by third-party manufacturers who purchase most of the necessary components. The Company sources directly proprietary memory and certain ASIC components, and software licensed from various sources, including PostScript interpreter software, which the Company licenses from Adobe Systems, Inc. The Company's gross margin was 54.8% in the first quarter of 1997, up from 47.8% in the corresponding quarter of 1996. Overall gross margin in the first quarter of 1997 continued to be supported by low market prices for DRAM components used in the Company's products and other reductions in manufacturing costs. Further, gross margin was favorably impacted by the mix of products sold.

The Company's gross margin depends in part on prices it is able to attain on Fiery XJ Color Servers, Fiery XJe Controllers and future products. The lower manufacturing costs of the Fiery XJ Color Servers have given the Company flexibility to offer products with a broad range of prices. In addition, as the Company continues to introduce new Fiery products, it may continue to lower prices on existing products. Embedded Fiery Controllers for desktop color printers will continue to have lower margins than the Company's other products, reflecting the different distribution and marketing practices employed for desktop color laser printers. Accordingly, if embedded Fiery Controllers for desktop color printers increase as a percentage of revenue, the Company's overall gross margin is expected to decline, all other things being equal. In general, gross margin will continue to be impacted by a variety of factors including, among others, the availability and pricing of key components
(including DRAMs and PostScript interpreter software), product, channel and geographic mix, the success of the Company's product transitions and new products, competition, and general economic conditions. The Company expects to continue to take steps to reduce product costs, expand product offerings and control operating expenses; however, no assurance can be given that these efforts will be successful.

Operating Expenses

Research and Development. Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting services, costs of prototype materials and technology, and depreciation. Research and development expenses were $8.1 million or 8.9% of revenue in the first quarter of 1997, compared to $4.2 million or 6.5% of revenue in the corresponding quarter of 1996. Research and development expenses increased primarily due to incremental costs related to the number of engineers employed. The Company believes that the development of new products and enhancement of existing products is essential to its continued success, and management intends to continue to devote substantial resources to research and new products. The Company expects that its research and development expenses may increase in absolute dollars and possibly also as a percentage of revenue.

Sales and Marketing. Such expenses include personnel expenses, tradeshows and promotional expenses, sales commissions, travel, public relations, and depreciation and facility costs associated with offices in the United States, Europe and Japan. Sales and marketing expenses were $9.6 million or 10.5% of revenue in the first quarter of 1997, compared to $5.9 million or 9.2% of revenue in the corresponding quarter of 1996. Sales and marketing expenses increased as a percentage of total revenue due primarily to increases in employee headcount and costs required for the promotion and support of the Company's existing and new products. The Company expects that its sales and marketing expenses may increase in absolute dollars and also as a percentage of revenue as it continues to actively promote its products, launch new Fiery models and other products, and continue to build its sales and marketing organization.

General and Administrative. Such expenses consist primarily of personnel expenses and, to a lesser extent, professional fees, expenses required of a public company, and depreciation and facility costs. General and administrative expenses were $2.9 million or 3.2% of revenue in the first quarter of 1997, compared to $2.4 million or 3.7% of revenue in the corresponding quarter of 1996. While general and administrative expenses decreased as a percentage of total revenue, these expenses have increased in absolute dollars. The increases were primarily due to the addition of personnel to support the Company's operations. The Company expects that its general and administrative expenses may increase in absolute dollars and possibly also as a percentage of revenue in order to support any growth in operations.

Income Taxes

The Company's effective tax rate was 36.0% for the first quarter of 1997 and 1996. In each period the Company benefited from increased tax-exempt interest income, increases in foreign sales and to a lesser extent the utilization of research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective taxing authorities. The Company anticipates that these benefits will continue to have a favorable impact on the Company's consolidated effective tax rate.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $235.9 million as of March 31, 1997, up from $212.1 million as of December 31, 1996. Working capital increased to $259.4 million as of March 31, 1997, up from $237.4 million as of December 31, 1996. Net cash provided by operating activities was $23.7 million and $16.1 million for the three-month periods ended March 31, 1997 and 1996, respectively, primarily as a result of profitable operations in both periods. The Company purchased approximately $1.5 million of capital equipment and furniture during the three month period ended March 31, 1997, compared to purchases of $1.7 million in the corresponding period of 1996.

The Company is working with the City of Foster City to purchase land for a corporate campus on a 35-acre parcel in Foster City. The anticipated purchase price of this parcel is approximately $24.5 million. The Company anticipates funding this purchase during 1997.

The Company believes that its existing capital resources together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 1998.

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



ITEM 3.               NOT APPLICABLE

PART II           OTHER INFORMATION


     ITEMS 1 - 5.

There is no applicable information to report under Part II, Items 1 - 5 during the period covered by this report.

     ITEM 6.      Exhibits and Reports on Form 8-K

         (a)          Exhibits

                      Exhibit 11.1    Statement re Computation of per Share Earnings..............  Page 14


         (b)          Reports on Form 8-K

                      No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 1997.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ELECTRONICS FOR IMAGING, INC.

Date:  May 7, 1997


                                        By /s/  Dan Avida
                                        ----------------------------------------
                                        Dan Avida
                                        President and Chief Executive Officer
                                        and Acting Principal Financial Officer




                                        By /s/  Eric Saltzman
                                        ----------------------------------------
                                        Eric Saltzman
                                        Vice President, Strategic Relations
                                        and Duly Authorized Officer