Form 10-Q
period 1997-06-30
ELECTRONICS FOR IMAGING INC
filed 1997-08-14
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


                                 (650) 286-8600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of Common Stock outstanding as of June 30, 1997 was 51,860,097.


An Exhibit Index can be found on Page 16.

                          ELECTRONICS FOR IMAGING, INC.

                                      INDEX



                                                                        Page No.

PART I - Financial Information

Item 1.      Condensed Consolidated Financial Statements

                 Condensed Consolidated Statements of Income
                      Three Months Ended June 30, 1997 and 1996, and
                      Six Months Ended June 30, 1997 and 1996 .................3

                 Condensed Consolidated Balance Sheets
                      June 30, 1997 and December 31, 1996 .....................4

                 Condensed Consolidated Statements of Cash Flows
                      Six Months Ended June 30, 1997 and 1996 .................5

                 Notes to Condensed Consolidated Financial Statements .........6


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..............................8

Item 3.      Not Applicable...................................................14

PART II - Other Information

Items 1 - 3  Not Applicable ..................................................15

Item 4.      Submission of Matters to a Vote of Security Holders..............15

Item 5.      Other Information................................................15

Item 6.      Exhibits and Reports on Form 8-K ................................16


Signatures ...................................................................18

PART I            FINANCIAL INFORMATION

     ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                           ELECTRONICS FOR IMAGING, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except per share amounts)
                                                    (Unaudited)


                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                 -----------------------------       ------------------------------
                                                     1997             1996                1997            1996
                                                 -------------   -------------       -------------   --------------

Revenue                                          $     100,633   $      69,046       $     191,639   $      132,695
Cost of revenue                                         45,407          34,555              86,500           67,798
                                                 -------------   -------------       -------------   --------------

                                                        55,226          34,491             105,139           64,897
                                                 -------------   -------------       -------------   --------------

Operating expenses:
   Research and development                              9,265           5,091              17,391            9,246
   Sales and marketing                                  10,487           6,983              20,045           12,843
   General and administrative                            2,841           2,387               5,714            4,753
                                                 -------------   -------------       -------------   --------------

                                                        22,593          14,461              43,150           26,842
                                                 -------------   -------------       -------------   --------------

     Income from operations                             32,633          20,030              61,989           38,055

Other income, net                                        2,693           1,690               5,256            3,349
                                                 -------------   -------------       -------------   --------------

     Income before income taxes                         35,326          21,720              67,245           41,404

Provision for income taxes                              12,717           7,819              24,208           14,906
                                                 -------------   -------------       -------------   --------------

     Net income                                  $      22,609   $      13,901       $      43,037   $       26,498
                                                 =============   =============       =============   ==============


Net income per share                             $        0.41   $        0.25       $        0.77   $         0.49
                                                 =============   =============       =============   ==============


Shares used in computing
   net income per share                                 55,734          54,826              55,737           54,484
                                                 =============   =============       =============   ==============

See accompanying notes to condensed consolidated financial statements.

                          ELECTRONICS FOR IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)



                                            June 30,                December 31,
                                              1997                      1996
                                           ----------                ----------
ASSETS
Current assets:
   Cash and cash equivalents                $  93,707                 $  71,946
   Short-term investments                     151,548                   140,154
   Accounts receivable                         56,245                    40,875
   Inventories                                 14,582                    11,004
   Other current assets                        34,151                    22,970
                                           ----------                ----------

     Total current assets                     350,233                   286,949

Property and equipment, net                    13,458                    10,640
Other assets                                    1,460                     1,364
                                           ----------                ----------

     Total assets                          $  365,151                $  298,953
                                           ==========                ==========


LIABILITIES AND STOCKHOLDERS' EQUIT
Current liabilities:
   Accounts payable                         $  29,153                 $  16,355
   Accrued and other liabilities               30,107                    25,980
   Income taxes payable                        11,055                     7,248
                                           ----------                ----------

     Total current liabilities                 70,315                    49,583
                                           ----------                ----------

Stockholders' equity:
   Preferred Stock, $.01 par value,
     5,000,000 shares authorized; none
     issued and outstanding                      --                         --
   Common Stock, $.01 par value,
     150,000,000 shares authorized;
     51,860,097 and 51,503,314 shares
     issued and outstanding, respectively         519                       515
   Additional paid-in capital                 115,085                   112,660
   Retained earnings                          179,232                   136,195
                                           ----------                ----------

     Total stockholders' equity               294,836                   249,370
                                           ----------                ----------

     Total liabilities and stockholders'   $  365,151                $  298,953
       equity                              ==========                ==========


See accompanying notes to condensed consolidated financial statements.

                          ELECTRONICS FOR IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                       ------------------------
                                                            1997         1996
                                                         ---------    ---------
Cash flows from operating activities:
   Net income                                            $  43,037    $  26,498
   Adjustments  to  reconcile  net  income  to net
    cash  provided  by  operating activities:
       Depreciation and amortization                         2,798        1,647
       Changes in operating assets and liabilities:
         Accounts receivable                               (15,370)     (11,993)
         Inventories                                        (3,578)      (1,563)
         Other current assets                              (11,181)      (3,674)
         Accounts payable and accrued liabilities           16,925        9,051
         Income taxes payable                                3,807        1,890
                                                         ---------    ---------

           Net cash provided by operating activities        36,438       21,856
                                                         ---------    ---------

Cash flows from investing activities:
   Purchase of short-term investments                      (85,797)    (124,159)
   Sales and maturities of short-term investments           74,403       85,059
   Purchases of property and equipment, net                 (5,616)      (4,954)
   Other assets                                                (96)        (117)
                                                         ---------    ---------

           Net cash used for investing activities          (17,106)     (44,171)
                                                         ---------    ---------

Cash flows from financing activities:
   Issuance of common stock related to stock plans           2,429        2,812
                                                         ---------    ---------

           Net cash provided by financing activities         2,429        2,812
                                                         ---------    ---------

Net change in cash and cash equivalents                     21,761      (19,053)

Cash and cash equivalents at beginning of period            71,946       46,006
                                                         ---------    ---------

Cash and cash equivalents at end of period               $  93,707    $  26,503
                                                         =========    =========

Supplemental disclosure - cash paid for income taxes     $  17,830    $  12,794
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements.

                          ELECTRONICS FOR IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)

1.   Basis of Presentation

     The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc. (the Company) as of and for the interim periods ended June 30, 1997 have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended
     December 31, 1996, contained in the Company's Annual Report to Stockholders, and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto referred to above.

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

     The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended June 30, 1997 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. The Company effected on February 20, 1997, a two-for-one stock split in the form of a stock dividend payable to stockholders of record as of February 10, 1997. All references in the condensed consolidated financial statements to weighted average numbers of shares outstanding and per share amounts have been restated to reflect the stock split.

3.   Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's fiscal year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement as of the beginning of 1996, the pro-forma earnings per share for the three month and six month periods ended June 30, 1997 and June 30, 1996 would have been as follows:

                                       Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                      --------------------   -------------------
                                         1997       1996       1997       1996
                                       --------   --------   --------   --------
Basic earnings per share               $   0.44   $   0.27   $   0.83   $   0.53
Diluted earnings per share             $   0.41   $   0.25   $   0.77   $   0.49


4.   Inventory Composition
                                            June 30,     December 31,
                                              1997          1996
                                            -------       -------

Raw materials                               $12,056       $ 6,696
Work-in-process                               1,539         3,374
Finished goods                                  987           934
                                            -------       -------

                                            $14,582       $11,004
                                            =======       =======

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the audited consolidated financial statements of Electronics for Imaging, Inc. (the Company) and related notes thereto contained in the Company's 1996 Annual Report to Stockholders. Results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 1997. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company's results, please see the section entitled "Factors that Could Adversely Affect Performance" below and the section entitled "Risk Factors" in the Company's 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company periodically reviews such factors to ensure their appropriateness.

Results of Operations - Three and Six Month Period Ended 6/30/97 and 6/30/96

Revenue

The Company's revenue was $100.6 million in the second quarter of 1997, compared to $69.0 million in the corresponding quarter of 1996. Revenue for the six months ended June 30, 1997 was $191.6 million, compared to $132.7 million in the corresponding period of 1996. The substantial majority of the Company's revenue to date is attributable to the sale of Fiery and Fiery XJ Color Servers. The increases in revenue are a result of ongoing expansion of the Company's sales and marketing organizations and corresponding new market penetration, as well as introductions of new features on the Company's Fiery XJ Color Server and Fiery XJe Controller products. In addition, as the color print market continues to expand, the Company benefits from the industry expansion. Substantially all of the Company's sales in the three and six month periods ending June 30, 1997 and June 30, 1996 were to its OEM partners. No assurance can be given that the Company's relationships with these OEM partners will continue. In the event that any of such relationships is discontinued or scaled back, the Company could experience a significant negative impact on its consolidated financial position and results of operations.

The Company completed in the fourth quarter of 1995 an agreement with Canon Inc. for the purchase of Fiery XJ Color Servers. The agreement provides Canon exclusive distribution rights for Fiery XJ Color Servers designed for Canon's proprietary color copiers. The agreement effectively replaced the Company's existing distribution channel through the Canon dealer and distributor network beginning in April 1995 with shipments to Canon under the terms of a letter of intent preceding the agreement. This arrangement has resulted to some extent in lower associated selling and marketing costs. During the first quarter of 1997, the agreement with Canon expired, but the parties have extended the agreement on a quarterly basis through the third quarter of 1997. The Company expects to finalize the terms of the new agreement in due course and is continuing the relationship with Canon under the terms of the original agreement. No assurance can be given that the Company will be able to successfully complete the agreement under terms considered favorable to the Company. If the agreement with Canon is not signed, the Company's operating results could be adversely affected, as it would have to transition back to sales through Canon dealers and distributors worldwide. The Company sells Fiery XJ Color Server products to each of its significant OEM partners under similar agreements.

The Company also sells the Fiery XJe Controller through similar agreements with OEM partners. These companies combine the Fiery XJe Controller with a color laser engine to produce a desktop color laser printer with superior speed and output quality.

The Company completed a development agreement in the first quarter of 1997 with Konica to produce a next generation Fiery Print Controller which when combined with a desktop color laser printer will deliver superior performance at an extremely economical price point. During the second quarter of 1997 the Company entered into a similar development agreement with Mita Copystar America. In July 1997, a development agreement was signed with Sharp Electronics Corporation to produce a Fiery Server for the new generation of mid-range digital black and white copiers allowing the Company to leverage the technology created for color products into the black and white digital copier marketplace. Finally, the Company is still finalizing the terms of a development agreement with Oce to produce a new Fiery Server for Oce's high-speed black and white production printing system. The combination printing solution was previewed at a trade show in the second quarter of 1997. No assurance can be given that the Company will be able to successfully complete this agreement under terms considered favorable to the Company or that any of the above products will meet with market acceptance upon development.

International revenue continued to grow in the second quarter of 1997, and was affected by sales mix and certain OEM product requirements and shipping requirements. Direct sales into Japan accounted for approximately 19% and 31% of revenue in the second quarter of 1997 and 1996, respectively. This decrease is due to a pipeline fill on the release of a major product in the second quarter of 1996. Sales into Japan were 20% and 23% of revenue for the six months ended June 30, 1997 and 1996, respectively. Sales into Europe accounted for approximately 32% and 21% of revenue in the second quarter of 1997 and 1996, respectively, and 28% and 22% of revenue for the six months ended June 30, 1997 and 1996, respectively. During the second quarter of 1997, some sales that were previously being shipped to destinations in the United States and redistributed to Europe began being shipped directly to Europe due to a change in the Company's logistics arrangements with one of its major customers. Other shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations which in turn sell through to foreign locations. As a result of these factors, the Company believes that sales of its products into Europe and Japan may actually be higher, though accurate data is difficult to obtain. The Company expects that international revenue will continue to represent a significant portion of its total revenue.

During the first and second quarters of 1997, the Company introduced several new product upgrades and enhancements. These included the R5000 CPU, which runs at 200 MHz, for the Fiery XJ+ series of color servers and the Fiery Web Tools which allow the user to access any Fiery Color Server or Fiery Driven desktop printer from the World Wide Web and distribute data electronically. The user can then print directly in a remote location as opposed to printing locally and transporting the document to further locations. While the initial response has been favorable, it is too soon to assess the extent of market acceptance. The Company continues to work on the development of products utilizing the Fiery XJ architecture and other products and intends to continue to introduce new generations of Fiery Products and other new product lines in 1997. There can be no assurance that these products will be met with market acceptance.

Cost of Revenue

The substantial majority of the Company's cost of revenue to date has been attributable to the sale of Fiery and Fiery XJ Color Servers. Fiery XJ Color Servers are manufactured by third-party manufacturers who purchase most of the necessary components. The Company sources directly proprietary memory and certain ASICs, and software licensed from various sources, including PostScript interpreter software, which the Company licenses from Adobe Systems, Inc. The Company's gross margin was 54.9% in the second quarter of 1997, up from 50.0% in the corresponding quarter of 1996. The Company's gross margin was 54.9% for the six months ended June 30, 1997, up from 48.9% in the corresponding period of 1996. Overall gross margin in 1997 continued to be supported by low market prices for DRAM components used in the Company's products and other ongoing manufacturing savings efforts. Further, gross margin was favorably impacted by the mix of products sold.

The Company's gross margin depends in part on prices it is able to attain on Fiery XJ Color Servers, Fiery XJe Controllers and future products. The lower manufacturing costs of the Fiery XJ Color Servers have given the Company flexibility to offer products with a broad range of prices. In the first and second quarters of 1997, the Company took significant price reductions across its line of products and saw substantial increases in volumes while still maintaining its gross margins. In addition, as the Company continues to introduce new Fiery products, it may continue to lower prices on existing products. Embedded Fiery Controllers for desktop color printers will continue to have lower margins than the Company's other products, reflecting the different distribution and marketing practices employed for desktop color laser printers. This will also be the case with the new black and white products currently being developed. Accordingly, if embedded Fiery Controllers for desktop color printers and Fiery Servers for digital black and white copiers increase as a percentage of revenue, the Company's overall gross margin is expected to decline, all other things being equal. In general, gross margin will continue to be impacted by a variety of factors including, among others, the availability and pricing of key components (including DRAMs and PostScript interpreter software), third-party manufacturing costs, product, channel and geographic mix, the success of the Company's product transitions and new products, competition, and general economic conditions. The Company currently expects to continue to take steps to reduce product costs, expand product offerings and control operating expenses; however, no assurance can be given that these efforts will be successful.

Operating Expenses

Research and Development. Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting services, costs of prototype materials and technology, and depreciation. Research and development expenses were $9.3 million or 9.2% of revenue in the second quarter of 1997, compared to $5.1 million or 7.4% of revenue in the corresponding quarter of 1996, and $17.4 million or 9.1% for the six months ended June 30, 1997, compared to $9.2 million or 7.0% in the corresponding period of 1996. Research and development expenses increased primarily due to incremental costs related to the number of engineers employed which in turn relates to the number of projects now underway. The Company believes that the development of new products and enhancement of existing products is essential to its continued success, and management intends to continue to devote substantial resources to research and new product development. Accordingly, the Company expects that its research and development expenses may increase in absolute dollars and possibly also as a percentage of revenue.

Sales and Marketing. Such expenses include personnel expenses, tradeshows and other promotional expenses, sales commissions, travel, public relations, and depreciation and facility costs associated with sales offices in the United States, Europe, Japan and other locations. Sales and marketing expenses were $10.5 million or 10.4% of revenue in the second quarter of 1997, compared to $7.0 million or 10.1% of revenue in the corresponding quarter of 1996, and $20.0 million or 10.5% for the six months ended June 30, 1997, compared to $12.8 million or 9.7% in the corresponding period of 1996. Sales and marketing expenses increased as a percentage of total revenue due primarily to increases in employee headcount, opening of new sales offices and costs required for the promotion and support of the Company's existing and new products. The Company expects that its sales and marketing expenses may increase in absolute dollars and also as a percentage of revenue as it continues to actively promote its products, launch new Fiery models and other products, and continue to build its sales and marketing organization.

General and Administrative. Such expenses consist primarily of personnel expenses and, to a lesser extent, professional fees, expenses required of a public company, and depreciation and facility costs. General and administrative expenses were $2.8 million or 2.8% of revenue in the second quarter of 1997, compared to $2.4 million or 3.5% of revenue in the corresponding quarter of 1996, and $5.7 million or 3.0% of revenue for the six months ended June 30, 1997, compared to $4.8 million or 3.6% of revenue in the corresponding period of 1996. While general and administrative expenses decreased as a percentage of total revenue, these expenses have increased in absolute dollars. The increases were primarily due to the addition of personnel and related expenses to support the Company's operations. The Company expects that its general and administrative expenses may increase in absolute dollars and possibly also as a percentage of revenue in order to support ongoing growth in operations.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for all periods presented. The Company's effective tax rate was 36.0% for the third quarter of 1997 and 1996. In each period the Company benefited from increased tax-exempt interest income, increases in foreign sales and to a lesser extent the utilization of research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective taxing authorities. The Company anticipates that these benefits will continue to have a favorable impact on the Company's consolidated effective tax rate.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $245.3 million as of June 30, 1997, up from $212.1 million as of December 31, 1996. Working capital increased to $279.9 million as of June 30, 1997, up from $237.4 million as of December 31, 1996. Net cash provided by operating activities was $36.4 million and $21.9 million for the six month periods ended June 30, 1997 and 1996, respectively, primarily as a result of profitable operations in both periods. The Company purchased approximately $5.6 million of capital equipment and furniture during the six month period ended June 30, 1997, compared to purchases of $5.0 million in the corresponding period of 1996.

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

Competition. The Company has seen competition in the market from companies and products that provide similar functionality and believes that such competition will continue and may intensify. In addition, the marketplace for printer controllers and black and white servers involves competitors with significant resources. There can be no assurance that the Company will be able to continue to successfully compete against other companies' product offerings or their financial and other resources.

Fiery XJe. The Company is currently selling the Fiery XJe Controller to several manufacturers under OEM agreements and has entered into development agreements with additional companies. No assurance can be given that the Company will continue to recognize significant revenue from such sales or that the Company will be successful in further marketing this product to other OEM partners or other parties.

Reliance on OEM Partners. No assurance can be given that the Company will continue to supply products to each of its current OEM partners. In the event that an OEM partner discontinues or reduces its level of purchases of Fiery XJ Color Servers, the Company would experience a significant negative impact on its consolidated financial position and results of operations.

Fluctuations in Operating Results. Operating results may fluctuate due to factors such as demand for the Company's products, success and timing of the introduction of new products, price reductions by the Company and its competitors, delay, cancellation or rescheduling of orders, product performance, seasonal purchasing patterns of its OEM partners, performance of third-party manufacturers, product inventory levels, availability of key components for the Company's products, the status of the Company's relationships with its OEM partners and Adobe, among others, the Company's ability to develop and market new products, the timing and amount of sales and marketing expenditures, the costs of developing new product offerings and the general demand for color copiers and color laser printers.

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

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to the stockholders of the Company at the Company's Annual Meeting of Stockholders held May 1, 1997.

         (a) The election of six directors to serve a one-year term until their successors are duly elected and qualified. The following is a summary of the votes cast for and the votes withheld for each individual.

                                                 Votes For        Votes Withheld
                                                ----------        --------------
                      Efraim Arazi              38,897,452                91,446
                      Dan Avida                 38,850,320               138,578
                      Gill Cogan                38,897,262                91,636
                      Jean-Louis Gassee         38,898,342                90,556
                      Dan Maydan                38,899,222                89,676
                      Thomas Unterberg          38,895,674                93,224


         (b) The defeat of an amendment to the Company's 1990 Stock Plan to increase the number of shares reserved for issuance thereunder by an additional 1,000,000 shares. Results of the voting included 19,386,986 votes for, 19,542,747 votes against and 59,165 shares abstained or not voted.

         (c) The ratification of the appointment of Price Waterhouse LLP as the independent accountants of the Company for the fiscal year ended December 31, 1997. Results of the voting included 38,958,267 votes for, 16,912 votes against and 13,719 shares abstained.

     ITEM 5. OTHER INFORMATION

         In July 1997, the Company finalized terms on a financing arrangement for its new corporate campus in Foster City, California. According to the terms of the agreement, the company will enter into a $65 million lease financing structure with FBTC Leasing Corporation of New York for a 10-story, 295,000 square-foot office building, to be constructed on 34.5 acres of land which the Company previously agreed to purchase from the City of Foster City for $24.5 million. Under this arrangement the Company will act as Construction Agent for the Lessee and expects to occupy the new facility by late 1998. The financing arrangement is structured as an off-balance sheet transaction. A copy of the Master Lease can be found attached to this filing.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit 10.57 Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company's corporate headquarters building to be built in Foster City, California.

             Exhibit 11.1    Statement re Computation of per Share Earnings.


             Exhibit 27.1    Financial Data Schedule.


         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the three-month period ended June 30, 1997.