Form 10-Q
period 1997-09-30
ELECTRONICS FOR IMAGING INC
filed 1997-11-13
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

The number of shares of Common Stock outstanding as of September 30, 1997 was 52,417,072.

An Exhibit Index can be found on Page 16.


                          ELECTRONICS FOR IMAGING, INC.

                                      INDEX



                                                                                                         Page No.
PART I - Financial Information

Item 1.           Condensed Consolidated Financial Statements

                      Condensed Consolidated Statements of Income
                           Three Months Ended September 30, 1997 and 1996, and
                           Nine Months Ended September 30, 1997 and 1996 ....................................3

                      Condensed Consolidated Balance Sheets
                           September 30, 1997 and December 31, 1996 .........................................4

                      Condensed Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 1997 and 1996 ....................................5

                      Notes to Condensed Consolidated Financial Statements ..................................6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .......................................................8

Item 3.           Not Applicable............................................................................15

PART II - Other Information

Items 1 - 5.      Not Applicable ...........................................................................16

Item 6.           Exhibits and Reports on Form 8-K .........................................................16


Signatures .................................................................................................18

                                       2

PART I        FINANCIAL INFORMATION

     ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          ELECTRONICS FOR IMAGING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                                 -----------------------------       ------------------------------
                                                     1997             1996                1997            1996
                                                 -------------   -------------       -------------   --------------

Revenue                                          $     107,323   $      75,121       $     298,962   $      207,816
Cost of revenue                                         48,295          36,422             134,795          104,220
                                                 -------------   -------------       -------------   --------------

                                                        59,028          38,699             164,167          103,596
                                                 -------------   -------------       -------------   --------------

Operating expenses:
   Research and development                             10,753           5,806              28,144           15,052
   Sales and marketing                                  10,520           7,695              30,565           20,538
   General and administrative                            2,913           2,634               8,627            7,387
                                                 -------------   -------------       -------------   --------------

                                                        24,186          16,135              67,336           42,977
                                                 -------------   -------------       -------------   --------------

     Income from operations                             34,842          22,564              96,831           60,619

Other income, net                                        2,523           1,738               7,779            5,087
                                                 -------------   -------------       -------------   --------------

     Income before income taxes                         37,365          24,302             104,610           65,706

Provision for income taxes                              13,451           8,749              37,659           23,655
                                                 -------------   -------------       -------------   --------------

     Net income                                  $      23,914   $      15,553       $      66,951   $       42,051
                                                 =============   =============       =============   ==============


Net income per share                             $        0.43   $        0.28       $        1.20   $         0.77
                                                 =============   =============       =============   ==============


Shares used in computing
   net income per share                                 56,216          55,028              55,897           54,648
                                                 =============   =============       =============   ==============


See accompanying notes to condensed consolidated financial statements.

                          ELECTRONICS FOR IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                      September 30, December 31,
                                                           1997         1996
                                                         --------     --------
ASSETS

Current assets:
   Cash and cash equivalents                                $ 77,022   $ 71,946
   Short-term investments                                    178,528    140,154
   Accounts receivable                                        55,088     40,875
   Inventories                                                15,750     11,004
   Other current assets                                       32,052     22,970
                                                            --------   --------

     Total current assets                                    358,440    286,949

Property and equipment, net                                   40,928     10,640
Other assets                                                   1,447      1,364
                                                            --------   --------

     Total assets                                           $400,815   $298,953
                                                            ========   ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $ 25,040   $ 16,355
   Accrued and other liabilities                              26,933     25,980
   Income taxes payable                                       19,488      7,248
                                                            --------   --------

     Total current liabilities                                71,461     49,583

Long term liabilities                                          4,532       --
                                                            --------   --------

     Total liabilities                                        75,993     49,583
                                                            --------   --------

Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000,000 shares
     authorized; none issued and outstanding                    --         --
   Common Stock, $.01 par value, 150,000,000 shares
      authorized; 52,417,072 and 51,503,314 shares issued
      and outstanding, respectively                              524        515
   Additional paid-in capital                                121,152    112,660
   Retained earnings                                         203,146    136,195
                                                            --------   --------

     Total stockholders' equity                              324,822    249,370
                                                            --------   --------

     Total liabilities and stockholders' equity             $400,815   $298,953
                                                            ========   ========



See accompanying notes to condensed consolidated financial statements.

                          ELECTRONICS FOR IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                            1997         1996
                                                         ---------    ---------
Cash flows from operating activities:
   Net income                                            $  66,951    $  42,051
   Adjustments  to  reconcile  net  income  to net
     cash  provided  by  operating activities:
       Depreciation and amortization                         4,454        2,702
       Changes in operating assets and liabilities:
         Accounts receivable                               (14,213)     (12,014)
         Inventories                                        (4,746)      (5,637)
         Other current assets                               (9,082)      (8,279)
         Accounts payable and accrued liabilities            9,638       11,775
         Income taxes payable                               12,240        9,212
                                                         ---------    ---------

           Net cash provided by operating activities        65,242       39,810
                                                         ---------    ---------

Cash flows from investing activities:
   Purchase of short-term investments                     (141,013)    (160,392)
   Sales and maturities of short-term investments          102,639      116,921
   Purchases of land, property and equipment, net          (30,210)      (7,471)
   Other assets                                                (83)        (205)
                                                         ---------    ---------

           Net cash used for investing activities          (68,667)     (51,147)
                                                         ---------    ---------

Cash flows from financing activities:
   Issuance of common stock related to stock plans           8,501        4,659
                                                         ---------    ---------

           Net cash provided by financing activities         8,501        4,659
                                                         ---------    ---------

Net change in cash and cash equivalents                      5,076       (6,678)

Cash and cash equivalents at beginning of period            71,946       46,006
                                                         ---------    ---------

Cash and cash equivalents at end of period               $  77,022    $  39,328
                                                         =========    =========

Supplemental disclosure - cash paid for income taxes     $  25,541    $  14,286
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements.

                          ELECTRONICS FOR IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)



1.       Basis of Presentation

         The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc. (the Company) as of and for the interim periods ended September 30, 1997 have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1996, contained in the Company's Annual Report to Stockholders, and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto referred to above.

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

         The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended September 30, 1997 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. The Company effected on February 20, 1997, a two-for-one stock split in the form of a stock dividend payable to stockholders of record as of February 10, 1997. All references in the condensed consolidated financial statements to weighted average numbers of shares outstanding and per share amounts have been restated to reflect the stock split.

3.       Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's fiscal year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement as of the beginning of 1996, the pro-forma earnings per share for the three month and nine month periods ended September 30, 1997 and September 30, 1996 would have been as follows:

                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                       ------------------     ------------------
                                        1997         1996      1997         1996
                                       -----        -----     -----        -----

         Basic earnings per share      $0.46        $0.31     $1.29        $0.83
         Diluted earnings per share    $0.43        $0.28     $1.20        $0.77


4.       Inventory Composition
                                        September 30,              December 31,
                                            1997                      1996
                                           -------                   -------

         Raw materials                     $14,243                   $ 6,696
         Work-in-process                       346                     3,374
         Finished goods                      1,161                       934
                                           -------                   -------

                                           $15,750                   $11,004
                                           =======                   =======

5.        Subsequent Event

         On October 15, 1997 the Company acquired all of the stock of Parsippany, NJ based Pipeline Associates, Inc., a leading software developer specializing in PostScript, HTML and PCL interpreter technologies, for $13.1 million in cash. The Company is in the process of determining the allocation of the purchase price to the tangible and identifiable intangible assets and liabilities acquired. The Company believes a substantial portion of the purchase price will be allocated to in-process technology acquired, which will be written off in the fourth quarter of 1997 because of the uncertainty as to realization.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the audited consolidated financial statements of Electronics for Imaging, Inc. (the Company) and related notes thereto contained in the Company's 1996 Annual Report to Stockholders. Results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 1997. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company's results, please see the section entitled "Factors that Could Adversely Affect Performance" below and the section entitled "Risk Factors" in the Company's 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company periodically reviews such factors to ensure their appropriateness.

Results of Operations - Three and Nine Month Period Ended 9/30/97 and 9/30/96

Revenue

The Company's revenue was $107.3 million in the third quarter of 1997, compared to $75.1 million in the corresponding quarter of 1996. Revenue for the nine months ended September 30, 1997 was $299.0 million, compared to $207.8 million in the corresponding period of 1996. The substantial majority of the Company's revenue to date is attributable to the sale of Fiery and Fiery XJ Color Servers. Revenue growth has been generated by ongoing expansion of the Company's sales and marketing organizations and corresponding new market penetration, as well as introductions of new features on the Company's Fiery XJ Color Server and Fiery XJe Controller products. Additionally, the company continues to benefit from the ongoing expansion of the color print market worldwide.

International revenue continued to grow in the third quarter of 1997, and was affected by sales mix and certain OEM product requirements and shipping requirements. Direct sales into Japan accounted for approximately 19% and 23% of revenue in the third quarter of 1997 and 1996, respectively. This decline is due to some softness in the Japanese economy that has shifted the company's geographic mix more toward the European, Domestic and Rest-of-World regions. Sales into Japan were 19% and 23% of revenue for the nine months ended September 30, 1997 and 1996, respectively. This also is a result of the mix shift mentioned above as well as a large product launch and the resultant pipeline fill in the second quarter of 1996. Sales into Europe accounted for approximately 34% and 28% of revenue in the third quarter of 1997 and 1996, respectively, and 30% and 24% of revenue for the nine months ended September 30, 1997 and 1996, respectively.

Beginning in the second quarter of 1997, some sales that were previously being shipped to destinations in the United States and redistributed to Europe began being shipped directly to Europe due to a change in the Company's logistics arrangements with one of its major customers. Other shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations which in turn sell through to foreign locations. As a result of these factors, the Company believes that sales of its products into Europe and Japan may actually be higher, though accurate data is difficult to obtain. In the Rest-of-World region, the company experienced substantial year over year growth. Sales into this region accounted for 5% and 1% of revenue in the third quarter of 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, sales to Rest-of-World accounted for 4% and 2% respectively. The Company expects that international revenue will continue to represent a significant portion of its total revenue.

The Company continues to derive the substantial majority of its revenue from OEM agreements with its partners. No assurance can be given that the Company's relationships with these OEM partners will continue. In the event that any of such relationships is discontinued or scaled back, the Company could experience a significant negative impact on its consolidated financial position and results of operations. A discussion of these agreements is contained in this 10Q under the section titled Factors That Could Adversely Affect Performance. Please refer to this section of the 10Q for further detail on the agreements.

Cost of Revenue

The substantial majority of the Company's cost of revenue to date has been attributable to the sale of Fiery and Fiery XJ Color Servers. Fiery XJ Color Servers are manufactured by third-party manufacturers who purchase most of the necessary components. The Company sources directly proprietary memory and certain ASICs, and software licensed from various sources, including PostScript interpreter software, which the Company licenses from Adobe Systems, Inc. The Company's gross margin was 55.0% in the third quarter of 1997, up from 51.5% in the corresponding quarter of 1996. The Company's gross margin was 54.9% for the nine months ended September 30, 1997, up from 49.8% in the corresponding period of 1996. Overall gross margin in 1997 continued to be supported by low market prices for DRAM components used in the Company's products and other ongoing manufacturing savings efforts.

The Company's gross margin depends in part on prices it is able to attain on Fiery XJ Color Servers, Fiery XJe Controllers and future products. The lower manufacturing costs of the Fiery XJ Color Servers have given the Company flexibility to offer products with a broad range of prices. In the first and second quarters of 1997, the Company made significant price reductions across its line of products and saw substantial increases in volumes while still maintaining its gross margins. In addition, as the Company continues to introduce new Fiery products, it may continue to lower prices on existing products. Embedded Fiery Controllers for desktop color printers will continue to have lower margins than the Company's other products, reflecting the different distribution and marketing practices employed for desktop color laser printers. This will also be the case with the new black and white products currently being developed. Accordingly, if embedded Fiery Controllers for desktop color printers and Fiery Servers for digital black and white copiers increase as a percentage of revenue, the Company's overall gross margin is expected to decline, all other things being equal. In general, gross margin will continue to be impacted by a variety of factors including, among others, the availability and pricing of key components (including DRAMs and PostScript interpreter software), third-party manufacturing costs, product, channel and geographic mix, the success of the Company's product transitions and new products, competition, and general economic conditions in the United States and abroad. The Company currently expects to continue to take steps to reduce product costs, expand product offerings and control operating expenses; however, no assurance can be given that these efforts will be successful.

Operating Expenses

Research and Development. Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting services, costs of prototype materials and technology, and depreciation. Research and development expenses were $10.8 million or 10.0% of revenue in the third quarter of 1997, compared to $5.8 million or 7.7% of revenue in the corresponding quarter of 1996, and $28.1 million or 9.4% for the nine months ended September 30, 1997, compared to $15.1 million or 7.2% in the corresponding period of 1996. Research and development expenses increased primarily due to incremental costs related to the number of engineers employed which in turn relates to the number of projects now underway. The Company believes that the development of new products and enhancement of existing products is essential to its continued success, and management intends to continue to devote substantial resources to research and new product development. Accordingly, the Company expects that its research and development expenses may increase in absolute dollars and possibly also as a percentage of revenue.

Sales and Marketing. Such expenses include personnel expenses, tradeshows and other promotional expenses, sales commissions, travel, public relations, and depreciation and facility costs associated with sales offices in the United States, Europe, Japan and other locations. Sales and marketing expenses were $10.5 million or 9.8% of revenue in the third quarter of 1997, compared to $7.7 million or 10.2% of revenue in the corresponding quarter of 1996, and $30.6 million or 10.2% for the nine months ended September 30, 1997, compared to $20.5 million or 9.9% in the corresponding period of 1996. Sales and marketing expenses increased as a percentage of total revenue due primarily to increases in employee headcount, opening of new sales offices and costs required for the promotion and support of the Company's existing and new products. The Company expects that its sales and marketing expenses may increase in absolute dollars and also as a percentage of revenue as it continues to actively promote its products, launch new Fiery models and other products, increase or defend market share and continue to build its sales and marketing organization.

General and Administrative. Such expenses consist primarily of personnel expenses and, to a lesser extent, professional fees, expenses required of a public company, and depreciation and facility costs. General and administrative expenses were $2.9 million or 2.7% of revenue in the third quarter of 1997, compared to $2.6 million or 3.5% of revenue in the corresponding quarter of 1996, and $8.6 million or 2.9% of revenue for the nine months ended September 30, 1997, compared to $7.4 million or 3.6% of revenue in the corresponding period of 1996. While general and administrative expenses decreased as a percentage of total revenue, these expenses have increased in absolute dollars. The increases were primarily due to the addition of personnel and related expenses to support the Company's operations. The Company expects that its general and administrative expenses may increase in absolute dollars and possibly also as a percentage of revenue in order to support ongoing growth in operations.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $255.6 million as of September 30, 1997, up from $212.1 million as of December 31, 1996. Working capital increased to $287.0 million as of September 30, 1997, up from $237.4 million as of December 31, 1996. Net cash provided by operating activities was $65.2 million and $39.8 million for the nine month periods ended September 30, 1997 and 1996, respectively, primarily as a result of profitable operations in both periods. In the third quarter of 1997, the Company purchased land for its new corporate campus in Foster City, California for $20.2 million in cash and the assumption of $4.5 million in bonds payable due through 2009. In addition to the land purchase, the Company had outlays of $10.0 million for capital equipment and furniture during the nine month period ended September 30, 1997, compared to purchases of $7.5 million of capital equipment and furniture in the corresponding period of 1996. On October 15, 1997 the Company acquired Parsippany, NJ based Pipeline Associates, Inc. for $13.1 million in cash, as discussed in Footnote 5 to the Condensed Consolidated Financial Statements, above.

The Company believes that its existing capital resources together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 1998.

Factors That Could Adversely Affect Performance

The following may impact the Company's future performance and financial results:

Distributor and Development Agreements. The Company completed in the fourth quarter of 1995 an agreement with Canon Inc. for the purchase of Fiery XJ Color Servers. The agreement provides Canon exclusive distribution rights for Fiery XJ Color Servers designed for Canon's proprietary color copiers. The agreement effectively replaced the Company's existing distribution channel through the Canon dealer and distributor network beginning in April 1995 with shipments to Canon under the terms of a letter of intent preceding the agreement. This arrangement has resulted to some extent in lower associated selling and marketing costs. During the first quarter of 1997, the agreement with Canon expired, but the parties have extended the agreement on a quarterly basis through the fourth quarter of 1997. The Company expects to finalize the terms of the new agreement in due course and is continuing the relationship with Canon under the terms of the original agreement. No assurance can be given that the Company will be able to successfully complete the agreement under terms considered favorable to the Company. If the agreement with Canon is not signed, the Company's operating results could be adversely affected, as it would have to transition back to sales through Canon dealers and distributors worldwide. The Company sells Fiery XJ Color Server products to each of its significant OEM partners under similar agreements.

The Company also sells the Fiery XJe Controller through similar agreements with OEM partners. These companies combine the Fiery XJe Controller with a color laser engine to produce a desktop color laser printer with superior speed and output quality.

The Company completed a development agreement in the first quarter of 1997 with Konica to produce a next generation Fiery Print Controller which when combined with a desktop color laser printer will deliver superior performance at an extremely economical price point. During the second quarter of 1997 the Company entered into a similar development agreement with Mita Copystar America. In July 1997, a development agreement was signed with Sharp Electronics Corporation to produce a Fiery Server for the new generation of mid-range digital black and white copiers allowing the Company to leverage the technology created for color products into the black and white digital copier marketplace. The company further entered into an OEM agreement with Sharp during the third quarter of 1997 to market the new Fiery LX for digital black and white devices. Also during the third quarter, the company entered into a development agreement with Epson to launch a Fiery Server for an Epson Color Inkjet Printer in Japan. Finally, the Company has finalized the terms of a development agreement with Oce to produce a new Fiery Server for Oce's high-speed black and white production printing system. The combination printing solution was previewed at a trade show in the second quarter of 1997. No assurance can be given that any of the above products will meet with market acceptance upon development.

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

During the first three quarters of 1997, the Company introduced several new product upgrades and enhancements. These included the R5000 CPU, which runs at 200 MHz, for the Fiery XJ+ series of color servers and the Fiery Web Tools which allow the user to access any Fiery Color Server or Fiery Driven desktop printer from the World Wide Web and distribute data electronically. The user can then print directly in a remote location as opposed to printing locally and transporting  the  document  to further  locations.  In  addition,  the  company demonstrated Fiery FreeForm Variable Data Printing technology during the third quarter of 1997. This technology allows the utilization of a customer's existing software and workflow processes to create personalized or variable documents. While the initial response has been favorable to these upgrades and enhancements, it is too soon to assess the extent of market acceptance. The Company continues to work on the development of products utilizing the Fiery XJ architecture and other products and intends to continue to introduce new generations of Fiery Products and other new product lines in 1997 and 1998. There can be no assurance that these products will be met with market acceptance.

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

Fiery XJe. The Company is currently selling the Fiery XJe Controller to several manufacturers under OEM agreements and has entered into development agreements with additional companies. No assurance can be given that the Company will continue to recognize significant revenue from such sales or that the Company will be successful in further marketing this product or next generation embedded Fiery Controller products to other OEM partners or other parties.

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

     ITEM 6. Exhibits and Reports on Form 8-K

         (a)                   Exhibits

               Exhibit 11.1    Statement re Computation of per Share Earnings.


         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the three-month period ended September 30, 1997.