Form 10-K
period 1997-12-31
ELECTRONICS FOR IMAGING INC
filed 1998-03-31
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997     Commission File Number:  0-18805

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

                                 (650) 286-8600
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:                None.

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $.01 Par Value
                                                                     (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates  of the registrant as of March 23, 1998.
               Common Stock,  $.01 par value:    $1,366,743,560.88

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 24, 1998.
               Common  Stock , $.01 par value:   52,600,667

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions  of  the  definitive   Proxy  Statement  to  be  delivered  to
stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 1997 are incorporated by reference into Part III.

   A list of all exhibits to this Form 10-K is located on pages 41 through 44.

PART I


Item 1: Business.


         Electronics for Imaging, Inc., a Delaware corporation (the "Company" or "EFI") was founded to develop innovative solutions to enable color desktop publishing in the same manner that laser printers and PostScriptTM software first enabled black-and-white desktop publishing in the mid-1980s. In pursuit of this goal, the Company first developed the Fiery(R) line of color servers ("Fiery Color Servers") to enable short-production run color printing in an office environment, together with application and system software to facilitate color correction and device-independent color. Fiery Color Servers are sophisticated computers that enable digital color copier machines to accept, process, and print digital color images from personal computers and computer networks.

         Historically, the Company primarily focused its efforts on its stand-alone Fiery Color Servers and substantially all of its revenue to date has resulted from the sale of these stand-alone products. The Company's efforts are expanding to include the development of new Fiery products to support printing on a wide range of devices, including additional digital color copiers, desktop color laser printers, wide-format color inkjet printers, and digital black-and-white copiers.

Background

         Prior to the mid-1980s, in order to obtain quality black-and-white, typeset documents, a manuscript was typically sent to a specialized trade shop where craftspeople labored on typesetting and photo composition machines. This process was expensive and frequently involved delays and numerous proofing cycles. As a result, only a limited number of documents were typeset, typically books or periodicals printed in thousands or millions of copies. However, the advent of desktop publishing in the mid-1980s enabled users to create the professional look of typeset documents in an office environment. As a result, desktop publishing systems offered users without specialized training increased control over the black-and-white document creation process. It also enabled the production of documents more quickly without relying on special trade shops and outside services. A single copy of a letter, a hundred copies of a memo, or a thousand copies of a newsletter could be produced with a personal computer, a laser printer and a black-and-white copier. These systems became increasingly popular with users of low-volume printing, such as small businesses, large corporations, government agencies, educational institutions, graphic artists and business professionals.

         However, users were still limited in their ability to use desktop systems to produce color documents for short-run printing at a reasonable cost. In the late 1970s, color images were typically prepared on an electronic color pre-press system developed by companies such as Scitex. These pre-press systems were expensive, ran proprietary software, were not compatible with other systems, and required highly-trained operators to properly edit and render color. Users routinely endured a lengthy pre-press process, including the review of numerous interim proofs before final printing. While suitable for high volume printing applications such as catalogs or magazines, pre-press equipment and commercial printing presses were of limited value to users who wished to design and proof material in-house and to produce a limited number of color copies quickly and cost-effectively.

         The Company believes that consumers generally prefer color as evidenced by the migration of photographs, motion pictures and television from black-and-white to color. In the personal computer field, EFI believes this preference is shown by the almost exclusive use of color monitors with color-oriented graphical user interfaces, application software and internet content. In each of these cases, once the enabling technology developed sufficiently, consumer adoption of color quickly followed. The Company believes that consumers prefer color in documents created through desktop publishing. Until recently, however, the technology was not available to do this in a quick and cost-effective manner. Accurate color reproduction is far more complex than black-and-white reproduction. In black-and-white printing, the principal variable is the amount of black ink printed on the page. By contrast, producing color on a page requires a combination of four inks (cyan, magenta, yellow and black) applied in differing percentages to create varying colors. In addition, the human eye is extremely sensitive to variations in color images. Minor inconsistencies in the way various input, display and output devices display color, and even small differences in ambient lighting conditions, can result in significant variations in the way a color image is printed and perceived.


The Electronics for Imaging Solution

         The  Company  develops   products  with  a  wide  range  of  price  and
performance to overcome the obstacles to color printing described above. In general, the Company's products enable high-quality color printing in short production runs. For example, Fiery Color Servers do this by permitting users of digital color copiers to transmit and convert digital data from a computer to a color copier so that the color copier can print color documents easily, quickly and cost-effectively. As a result, Fiery Color Servers transform digital color copiers into fast, high-quality networked color printers. Additionally, the Company has developed and now manufactures other products that support both color and black-and-white printing. These include Fiery controllers for black-and-white digital copiers, Fiery Color Servers for wide-format inkjet printers and Fiery color controllers, which are embedded solutions to enable network color printing for color copiers and desktop printers. These products leverage the Company's Fiery technology for use in new applications; instead of being sold as a stand-alone product to be connected to copiers, these products are embedded inside copiers and desktop printers. Printing solutions that integrate the Fiery Products have been marketed with the "Fiery Driven" logo. The Company believes the Fiery name and trademark have substantial goodwill and recognition associated with them.

Strategy

         The Company's overall objective is to establish Fiery Products as the solution of choice to enable short-run digital color printing on a variety of peripheral printing devices. With respect to its current products, the Company's primary goal is to provide a broad range of color processing and printing solutions that address broad sections of the color printing market. The Company's strategy to accomplish these goals consists of three key elements.

         Proliferate and Expand the Fiery Product Line

         Traditionally, the Company has sold products that support three to nine page-per-minute ("ppm") digital color copiers. While the Company believes that the demand for color laser copiers is still expanding, the Company has also expanded the uses of its technology. For example, in 1996, the Company expanded its line of color servers, the Fiery XJ family, to drive a wide range of output devices including desktop color laser printers and wide-format color inkjet printers with poster-size output. The Company has also announced plans to develop products to support black-and-white printing systems and copiers.

         In the fourth quarter of 1997, the Company also shipped its first Fiery Servers based upon its new Fiery LX platform, connecting to the Epson Stylus Pro 5000 and PM 5000C inkjet color printers, and the Sharp AR 5132 black-and-white digital copier. In 1997, the Company also shipped its first Fiery Products with PostScript(TM) 3(TM) interpreter software licensed from Adobe Systems Incorporated ("Adobe"). By utilizing the advantages of the newly developed Fiery LX platform, the Company intends to continue to develop new Fiery Products that are scalable and offer a broad range of features and performance when connected to digital color and black-and-white copiers and printers.

         Develop Additional Relationships with Key Industry Participants

         The Company has established relationships with such companies as Canon, Xerox, Kodak, Minolta, Ricoh, Oce, IBM, Digital Equipment Corporation, Konica, Sharp and Seiko Epson (collectively, "the OEMs") and is seeking relationships with other digital copier and printer companies for the distribution of Fiery Products with their copiers and printers. The Company will continue to seek to develop additional relationships with companies that offer digital copiers and/or printers.

         Leverage Color Expertise

         The Company has assembled an experienced team of technical personnel with backgrounds in color reproduction, electronic pre-press, image processing and software and hardware engineering. By applying its expertise in color imaging the Company expects to continue to expand the scope and sophistication of its products and gain access to new markets.

Products and Technology

         Shipments of the first generation Fiery Color Server began in August 1991. In 1995, the Company introduced its third-generation platform, the Fiery XJ. During 1996, the Company migrated the majority of its product line to the XJ platform and later refined these products through migration to a variation of the XJ platform known as the Fiery XJ+, which included shifting from a 100Mhz to 133Mhz CPU, an improvement in bus speed from 50Mhz to 66Mhz and an improvement in the application-specific integrated circuit ("ASIC") chip sets incorporated into the Fiery Color Servers. During 1997, the Company enhanced the Fiery XJ+ family with the introduction of a 200 Mhz CPU in some Fiery Products.

         To date, the Company has sold over 100,000 stand-alone Fiery Color Servers and embedded controllers. The stand-alone Fiery Color Servers enable color laser copiers to perform as high performance, plain-paper color printers with the ability to produce full color pages at up to 400 dots-per-inch ("dpi") resolution for copiers and 600 dpi resolution for printers in continuous tone or halftone. Stand-alone Fiery Color Servers are capable of connecting color laser copiers with networked desktop computers such as Windows-based PCs, Apple Macintosh computers and UNIX workstations. In addition, stand-alone Fiery Color Servers support the scanning capabilities of certain color laser copiers providing full color scanning capability to the network. The Fiery Color Server is designed to provide a solution for short production runs and on-demand color proofing for the desktop environment. Stand-alone Fiery Color Servers are currently used with full color copiers supplied by Canon, Xerox, Kodak, Minolta, Ricoh and Oce. With the exception of Canon, the stand-alone Fiery Color Server is sold under the Fiery trademark.

         In 1997, the Company focused its development efforts on improvements to its products' performance, features, and ease of use. The first of the Company's new products to utilize a new hardware platform, the Fiery LX stand-alone Color Server first shipped in the fourth quarter of, 1997. Also in the fourth quarter of 1997, the Company shipped the first Fiery LX controller for a black-and-white digital copier. Shipments of the Fiery LX Color Server and black-and-white controller did not account for a significant amount of revenue in 1997.

                  Software features developed and announced by the Company in 1997 include the Company's proprietary ColorWise Color Management System which allows users to adjust colors to their liking; Fiery WebTools which uses any standard Java(TM)-enabled browser to provide network administrators with the ability to access and control a variety of printing functions; and Fiery FreeForm Variable Data Printing, a printing technology advance that can create master and variable graphics and text elements independent of platform or application. The Company also introduced its next generation Command WorkStation interface in March 1997, enabling users to manage, reorder, and view previews of any files that are being stored or processed for printing. Additionally, in October 1997, the Company announced Fiery FreeForm Variable Data Printing, a printing technology advance that can create master and variable graphics and text elements independent of platform or application.

         In 1997, the Company continued to ship Fiery printer controllers which are embedded in desktop color laser printers (marketed under the name Fiery XJe) to Canon, as well as a version of the Fiery XJe which is embedded in the Ricoh Aficio 2000 series color copier.

         During 1997, the Company also continued to ship the Fiery SI (see "Fiery SI" below) and the Fiery XJ-W (see "Fiery XJ-W" below).

         Fiery XJ Technology

         In 1997, the Company continued to ship its product line based upon the Fiery XJ+ architecture. Fiery XJ+ architecture delivers improved performance at lower costs than earlier models. The Company designed specialized RipChips(TM)
that  accompany  the  MIPS   R4600/R4700/R5000  100MHz/133MHz/200MHz

RISC microprocessors and accelerate color PostScript processing. Through the use of these ASICs in Fiery embedded controllers, the Company has minimized the chip count and reduced the key technology of its color server to a single board. Additional cost reductions result from the Company's introduction in 1997 of its proprietary STARR Compression technology, which allows for full-resolution continuous-tone output with half the memory previously required. The Fiery XJ architecture also incorporates the company's Rip-While-Print(TM) technology, which enables one page to be printed while subsequent pages are simultaneously processed, thus eliminating the delay caused by the cycling down of the copier or printer. As with previous Fiery products, the Fiery XJ+ incorporates PostScript Level 2 interpreter software from Adobe related system software and the Company's proprietary software utilities for use on the user's networked personal computer. The Company has designed the Fiery XJ+ for use with Canon, Xerox, Kodak, Fuji Xerox, Minolta, and Ricoh.

         The Fiery XJ+ for color copiers is currently sold in four configurations which, except for those sold to Canon, are marketed under the name Fiery XJ+ and offer a wider range of price/performance capabilities than the Company's previous products. The four configurations are Fiery XJ+ 170, Fiery XJ+ 250, Fiery XJ+ 325 and Fiery XJ+ 525. Estimated street prices for those products are $13,000, $16,000, $20,000 and $40,000, respectively. Actual street prices are set by the Company's OEMs and may vary by dealer and specific product configuration.

         Fiery XJe Embedded Controllers

         In 1997, the Company continued to offer manufacturers of color laser printers and copiers embedded Fiery XJ technology in the Fiery XJe Controller. In addition to enabling color copiers, the Fiery XJe Controller enables desktop color laser printers to print at fast speeds while maintaining superior output quality. These printers are designed for end-users from a wide range of environments, including desktop publishing, pre-press and graphic environments. Speed, output quality, networkability, and remote management software make color printing with Fiery Driven printers both affordable and easy. Many jobs that once required a service bureau can now be done in-house, saving time and money for end-users.

         Fiery XJe Controllers are based on the proven technology and scalable architecture developed for the Company's Fiery XJ+ Color Servers. The single-board design of the Fiery XJ and Fiery XJ+ allow the Fiery XJe to be installed inside a color laser printer or color copier. The Fiery XJe employs both a RISC-based CPU and ASICs for the industry's fastest raster image processing (RIP). These specially-designed Fiery XJ Rip Chips speed up the output of color documents by off loading all data movement functions from the controller's main CPU, which is then available for PostScript processing. The Company's Rip-While-Print technology further speeds printing by enabling one page to be printed while subsequent pages are concurrently processed. With Continuous Print, Fiery XJe Controllers eliminate the delay caused when printers "cycle down" between printing pages or jobs. Fiery XJe Controllers also provide enhanced print quality, generating near photographic-quality, 600 dpi, continuous-tone output on all prints. Fiery Driven printers deliver consistently high output quality even when printing large and complex color documents.

         With a built-in ethernet interface and support for simultaneous Novell IPX, TCP/IP and EtherTalk network protocols, Fiery Driven printers are designed to be compatible with leading network environments. Fiery Driven printers come with a suite of software tools that offer complete remote management of print output from a PC, Macintosh or UNIX desktop. The tools provide users with complete control over print queue operations, print options and print order. Fiery Driven printers also include a print calibrator, enabling accurate calibration of color output.

         In 1997, the Company continued to ship Fiery XJe Controllers to Canon, IBM and Digital for desktop color printers, as well as to Ricoh for the Aficio 2000 series digital color copier. The Fiery XJe for the Ricoh Aficio 2000 was the Company's first embedded controller for a color laser copier.

         Fiery XJ-W

         Based on the Fiery XJ architecture, the Fiery XJ-W drives wide-format color inkjet printers at their maximum-rated speed for most software applications. In 1997, the Company continued shipping the Fiery XJ-W for the ENCAD NovaJet Pro, and in January 1997 the Company began shipping the Fiery XJ-W for the Hewlett Packard DesignJet 750C printer. The Company also enhanced the Fiery XJ-W in 1997 with the introduction of Version 2.5, designed to support the Hewlett Packard DesignJet 2000CP and the Encad NovaJet PROe Series. The Company is currently selling the Fiery XJ-W through distributors and wide-format color inkjet printer dealers. The Fiery XJ-W has a list price of approximately $4,995.

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

         Fiery SI

         In 1997, the Company continued to ship the Fiery SI, which was first released in December 1996. The Fiery SI is a stand-alone, entry-level color server that is optimized for fast, high-quality performance on common business graphics applications, and is also capable of producing photographic quality output for more demanding graphic arts applications. The Fiery SI currently supports color copiers and printers distributed by Canon, Xerox, Minolta, Fuji Xerox, Oce, and Agfa, and has a list price of approximately $10,000.

         Fiery For High Speed Black-and-White Printers

         In September 1996, the Company announced that it had entered into an agreement with Oce Printing Systems for the Company to develop a Fiery Server designed to drive Oce's high speed black-and-white printers. The Company continues to work with Oce to develop the Fiery Server.

         Fiery LX Technology

         In 1997, the Company focussed its development efforts on its next generation architecture designed to replace the Fiery XJ architecture, including the Fiery LX. The streamlined design of the Fiery LX is a key component in increasing speed and reducing the cost of Fiery Color Servers, Fiery black-and-white controllers, and Fiery embedded controllers, thereby making this technology available to a wider range of copier and printer devices. The Fiery LX utilizes new proprietary ASICs for the fastest document processing time available in the short-run color printing industry. The Fiery LX ships with the 100BaseT ethernet network board as standard, and is the first Fiery Product to support Adobe PostScript 3. The Fiery LX Color Server and black-and-white controller is a newly designed chassis, while the Fiery LX embedded controller has a smaller footprint than the Fiery XJe which will enhance the ability to embed the controller in multiple digital copiers and printers.

         The Fiery LX utilizes enhanced, as well as new, software features developed by the Company during 1997. These software features include the Company's proprietary ColorWise Color Management System which contains extensive color rendering dictionaries, allowing users to adjust colors at their own comfort level. Also, the Fiery LX includes Fiery WebTools which uses any standard Java(TM)-enabled browser to provide network administrators with the ability to access and control a variety of printing functions such as job tracking, job reprinting, job print order, and even deleting jobs. Fiery WebTools also provides remote access to the print queue so the administrator can obtain instant updates on job status and error messages, allowing for timely response to problems, and provides job accounting and job security capabilities which are essential in network printing environments.

         In 1997, the Company shipped its first Fiery LX products, including a Fiery LX Color Server which is connected to the Epson Stylus Pro 5000 and EM 5000C. Also in 1997, the Company shipped the Fiery LX Controller for the Sharp AR-5132, the Company's first controller for a black-and-white digital copier.

Significant Relationships

         The Company has established, and continues to try to build and expand relationships with a number of leading copier and printer companies ("OEMs") in order to benefit from the OEMs' products, distribution channels and marketing resources. These OEMs include domestic and international manufacturers of digital copiers (both black-and-white and color) and wide-format printers, and more recently, sellers of color-laser printers. The Company works closely with its OEM customers with the aim of developing solutions that incorporate leading technology and which are optimally suited to work in conjunction with its OEMs' products. OEMs that the Company sold products to in 1997 include: Canon, Danka, DEC, Hitachi, IBM, Kodak, Konica, Minolta, Oce, Ricoh, Seiko Epson, Sharp, and Xerox and its worldwide subsidiaries and affiliates. Together, sales to Canon, Xerox, and Ricoh accounted for 80% of the Company's 1997 revenue, with sales to each of these customers accounting for more than 10% of the Company's revenue.

         The Company customarily enters into development and distribution agreements with its OEM customers. These agreements can be terminated under a range of circumstances, and often upon relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that OEM customers will continue to purchase products from the Company in the future, despite such agreements. The Company recognizes the importance of its relationships and works hard to maintain good relations with its customers. However, the Company's relationships with its customers can be affected by a number of factors including: competition from other suppliers, competition from internal development efforts by the customers themselves, and changes in competitive conditions (such as changes in demand for the company's products). There can be no assurance that the Company will continue to maintain or build the relationships it has developed to date.

         In addition to its development and sales relationships with OEMs, to increase the distribution and presence of Fiery Color Servers connected to both color copiers and wide format printing devices, the Company has developed strategic relationships with two well-known print-for-pay companies, Kinko's and AlphaGraphics.

         In October of 1997, the Company acquired Pipeline Associates, Inc. and Pipeline Asia, Inc. (the "Pipeline Acquisition"), a leading software developer specializing in PostScript, HTML and PCL interpreter technologies.

         The Company also has a continuing relationship with Adobe and licenses PostScript software from Adobe for use in many Fiery products. This relationship is important because each Fiery Color Server requires page description language software in order to operate. Adobe's PostScript software is widely used to manage the geometry, shape and topography of hard copy documents and Adobe is a recognized leader in providing page description software.

Distribution and Marketing

         The Company's primary distribution method for its Fiery Color Servers (other than for wide format products) has been to sell the Fiery Color Servers to its OEMs. The Company's OEMs in turn sell these products to end-users for use with the OEMs' copiers as part of an integrated printing system. For Fiery Controllers, the Company's primary distribution method has been to sell the products to the companies that embed the products into their copiers and printers. There is no assurance that the risks of distributing the Company's Fiery Products primarily through its OEM customers will not negatively impact the Company in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations: Factors That Could Adversely Affect Performance--Reliance on OEM Resellers; Risks Associated With Significant Group Concentration". The

Company continues to sell and distribute wide-format Fiery Color Servers through distributors and wide-format color inkjet printer dealers. There is no assurance that future sales of these products will be successful, nor that the risks of selling the Fiery XJ-W through distributors and printer dealers will not negatively impact the Company in the future.

         The Company promotes all of its products through public relations, direct mail, advertising, promotional material, trade shows and ongoing customer communication programs.


Research and Development

         Research and development costs for 1997, 1996, and 1995 were $40.3 million, $22.4 million, and $12.9 million, respectively. As of December 31, 1997, 285 of the Company's 538 full-time employees were involved in research and development. The Company believes that development of new products and enhancement of existing products are essential to its continued success, and management intends to continue to devote substantial resources to research and new product development. The Company expects to make significant expenditures to support its research and development programs.

         The Company is developing Fiery products to support additional color and black-and-white printing devices including desktop printers, high-end color copiers, black-and-white copiers and multi-function devices. The ongoing development work includes a multiprocessor architecture for high-end systems and lower-cost designs for desktop color laser printers. Substantial additional work will be required to complete the development of these projects. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations:   Factors   That   Could   Adversely   Affect   Performance--Product
Transitions".


Manufacturing

         The Company subcontracts with other companies to manufacture its products. These companies are closely supervised by the Company and work closely with the Company to assure low costs and good quality in the manufacture of the Company's products. Subcontractors purchase components needed for the Company's products. The Company is totally reliant on the ability of its subcontractors to produce products sold by the Company, and although the Company supervises its subcontractors, there can be no assurance that the subcontractors will continue to perform for the Company as well as they have in the past. There can also be no assurance that any difficulties experienced by the Company's subcontractors (such as interruptions in a subcontractor's ability to make goods or quality assurance problems) would not adversely affect the Company's operations.

Human Resources

         As of December 31, 1997, the Company employed 538 employees, with approximately 409 full time employees located primarily in its Northern California offices. Of the 538 total employees, approximately 161 were in sales in marketing, 56 were in management and administration, 30 were in manufacturing, and 285 were in research and development. Of the total number of employees, the Company had 50 employees located in Canadian and U.S. offices outside of Northern California, and 79 employees located in international offices including employees based in Great Britain, The Netherlands, Germany, Japan, France, Italy, Finland, Spain, Australia, and Hong Kong. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.

Risk Factors

         In addition to the above information, a discussion of factors that may adversely affect the Company's future performance and financial results can be found in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation.

Item 2: Properties.

         The Company's principal offices are located in San Mateo, California. The company has also leased additional facilities in San Mateo and in Foster City, California for research and development, quality assurance, sales, marketing, administration, and other support operations. These offices in Northern California collectively include approximately 144,000 square feet of space. In addition, the Company leases space for its international offices. Employees formerly with Pipeline Associates, Inc. are based in an office in Parsippany, New Jersey.

         In September 1996, the Company's entered into a master operating lease for land and a building to be constructed in Foster City, California. The facility is to be used as a corporate headquarters for the Company, and construction began in 1997. Construction of this facility is scheduled to be completed in December, 1998. The Company expects to vacate its existing rental facilities in San Mateo and Foster City upon completion of the new corporate headquarters.

         In addition to its principal offices in San Mateo, the Company also leases a number of domestic and international sales offices.


Item 3: Legal Proceedings.

         On December 15, 1997, a shareholder class action lawsuit, entitled Steele, et al. v. Electronics for Imaging, Inc., et al., No. CV 403099, was filed against the Company and certain of its officers and directors in the California Superior Court, San Mateo County. Five virtually identical class action complaints were subsequently filed in the San Mateo Superior Court. On December 31, 1997, a putative shareholder class action entitled Smith v. Electronics for Imaging, Inc., et al., No. C97-4739 was filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of California. The state-court class actions allege that the Company made false and misleading statements concerning its business during a putative class period of April 10, 1997 through December 11, 1997 and allege violations of California Corporations Code Sections 25400 and 25500 and Civil Code Sections 1709 and 1710. The federal class action complaint makes the same factual allegations, but alleges violations of the federal securities laws. The complaints do not specify the damages sought. The Company believes that these lawsuits are without merit and intends to contest them vigorously, but there can be no assurance that if damages are ultimately awarded against the Company, the litigation will not adversely affect the Company's results of operations.

         In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's business or financial position. See "Risk Factors - Infringement and Potential Litigation."

Item 4:    Submission of Matters to a Vote of Security Holders.

         No matters were submitted to shareholders for vote during the fourth quarter of 1997.

PART  II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters.

         The  Company's  common  stock was first  traded on the NASDAQ  National
Market under the symbol EFII on October 2, 1992. The table below lists the high and low closing quotation during each quarter the stock was traded in 1997 and 1996 and reflects the Company's February 1997 two-for-for one stock split. As of December 31, 1997, there were approximately 385 stockholders of record. The
Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for business, and does not anticipate paying any cash dividends in the foreseeable future.

                                   1997                                                 1996
              -----------------------------------------             -----------------------------------------
                   Q1         Q2         Q3         Q4                  Q1         Q2         Q3         Q4
              -----------------------------------------             -----------------------------------------
High          $ 49.00     $ 50.00    $ 56.00    $ 54.62             $ 22.88    $ 42.69    $ 38.50    $ 42.75
Low             38.00       35.62      47.25      13.62               15.38      22.25      25.63      33.75

Item 6:  Selected Financial Data.

         The following tables summarize selected consolidated financial data as of and for the five years ended December 31, 1997. This information should be read in conjunction with the audited consolidated financial statements and related notes thereto.


(In thousands, except per share amounts)
                                                                                As of and for the years ended December 31,
                                                           -------------------------------------------------------------------------
                                                              1997            1996            1995            1994           1993
                                                           -------------------------------------------------------------------------
     Operations
Revenue                                                     $360,631        $298,013        $190,451        $130,381        $ 89,526
Gross profit                                                 196,676         152,614          95,000          66,048          49,603
Income before income taxes                                   101,377          97,164          58,593          33,301          20,551
Net income                                                    64,882          62,184          37,500          21,306          12,751
Net income per basic common share 1                             1.24            1.23            0.76            0.46            0.29
Net income per diluted common share 1                       $   1.15        $   1.13        $   0.71        $   0.43        $   0.26
Shares used in computing net income
     per basic common share 1                                 52,359          50,672          49,210          47,208          44,420
Shares used in computing net income  per
     diluted common share 1                                   56,198          54,828          53,100          49,836          49,156

     Financial Position
Cash and short-term investments                             $242,731        $212,100        $144,018        $106,974        $ 79,491
Working capital                                              286,827         237,366         157,059         108,071          82,745
Long Term Debt                                                 4,064            --              --              --              --
Total assets                                                 385,998         298,953         194,469         135,461         104,044
Stockholders' equity                                         338,865         249,370         163,940         113,529          88,307

     Ratios and Benchmarks
Current ratio                                                    7.7             5.8             6.1             5.9             6.3
Inventory turns                                                  9.4            15.5            11.8             9.9             9.1
Full-time employees                                              538             354             222             192             173

1  See Note 7 of Notes to Consolidated Financial Statements as well as the Company's adoption of Financial Accounting
Standards Board Statement of Financial Accounting Standards No. 128 - "Earnings per share".


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a complete discussion of the factors that could impact the Company's results, readers are referred to the section below entitled "Factors that Could Adversely Affect Performance".

Results of Operations

         The following tables set forth items in the Company's consolidated statements of income as a percentage of total revenue for 1997, 1996, and 1995, and the year-to-year percentage change for certain items in 1997 and 1996. These operating results are not necessarily indicative of results for any future period.

                                                    Years ended December 31,
                                               -------------------------------
                                               1997         1996          1995
                                               -------------------------------
Revenue                                         100%         100%         100%
                                               -----        -----        -----
Gross profit                                   54.5%        51.2%        49.9%
Research and development                       11.2%         7.5%         6.8%
Sales and marketing                            12.0%        10.1%        11.5%
General and administrative                      3.4%         3.4%         3.7%
In-process research and development             2.6%         0.0%         0.0%
                                               -----        -----        -----
Income from operations                         25.3%        30.2%        27.9%
Other income, net                               2.8%         2.5%         2.9%
                                               -----        -----        -----
Income before income taxes                     28.1%        32.7%        30.8%
Provision for income taxes                     10.1%        11.8%        11.1%
                                               -----        -----        -----
Net income                                     18.0%        20.9%        19.7%
                                               =====        =====        =====

                                        Years ended December 31,
                         -------------------------------------------------------
                             1997      Change      1996       Change      1995
                         -------------------------------------------------------
Revenue                   $360,631       21%     $298,013       56%     $190,451
Gross profit               196,676       29%      152,614       61%       95,000
Operating expenses         105,480       68%       62,768       50%       41,883
Net income                  64,882      4.3%       62,184       66%       37,500
Net income per
   diluted common share   $   1.15        2%     $   1.13       59%     $   0.71



Revenue

     Revenue increased to $360.6 million in 1997, compared to $298.0 million in 1996 and $190.5 million in 1995. Substantially all of the revenue for these three periods was attributable to the sale of Fiery products through the Company's OEM channels with such partners as Canon, Xerox, Ricoh, Minolta, Fuji Xerox and others.

     The Company believes that its revenue growth in 1997 has been enabled by a number of factors which include: increased demand for color printing; increased use in the graphic arts and office environments of software applications which are enhanced by color printing; the increased percentage of digital color copiers which are connected to a network environment; and successful sales of entry-level Fiery products with pricing and performance that are attractive to the corporate environment. The Company also believes that revenue growth in 1997 is partly attributable to increased sales of the Company's current family of products to print-for-pay end-users such as Kinko's and Alphagraphics. In addition, in 1997 the Company made available to its customers improvements to the Company's current family of products, including new software features.

     The Company's growth rate in revenue in 1997 was 21%, compared to 56% in 1996. Through the third quarter of 1997, revenues were 44% greater than for the same period in 1996. During the fourth quarter of 1997, the Company experienced substantial decreases in the purchase of its products. The Company believes that these decreases were associated with product transitions, substantial reductions of inventory by the Company's customers and distress in Asian economies. As a result, the Company experienced a decline in revenues during the fourth quarter. The Company's revenues were 32% less in the fourth quarter of 1997 than in the corresponding period for 1996, which resulted in a growth rate for fiscal 1997 of 21%.

     International revenue increased slightly from 51% of total revenue in 1996 to 52% in 1997. Direct sales to Europe increased $33.4 million to $108.6 million in 1997, and accounted for approximately 30% of total revenue, compared with 25% in 1996 and 27% in 1995. The Company believes that increased European revenue was due in part to one of the Company's OEM partners requesting direct shipments to their European operations instead of continuing to handle reshipments itself. Shipments to some of the Company's OEM partners continue to be made to centralized purchasing and manufacturing locations in the United States, which in turn sell through to other international locations. As a result of these factors, the Company believes that international sales of its products may actually be higher than is reflected in the percentages above, though accurate data is difficult to obtain. The Company believes that the increase in sales to Europe was also due in part to the continued development of distribution channels and the Company's continued investment in its European sales organizations.

     Direct sales to Japan decreased $0.3 million to $63.4 million and accounted for approximately 18% of total revenue in 1997, compared with 21% and 14% in 1996 and 1995, respectively. The Company believes that the decrease in sales to Japan in 1997 reflects delays in purchases associated with product transitions, aggressive reductions of inventory by the Company's Japanese customers, and distress in Asian economies. Although such conditions are difficult to predict, the Company does not assume that there will be a significant improvement in economic conditions in Asia in 1998, and limited demand from Asia may have an adverse impact on the Company's results of operation. The Company expects that international revenue will continue to represent a significant portion of its total revenue.

     In 1997, the Company relied on three OEM customers, Canon, Xerox, and Ricoh, for approximately 85% of its revenue, with each of these customers accounting for more than 10% of the Company's total revenue. As a result of this concentration, delays in purchases by one or several key OEM customers, as occurred in the fourth quarter of 1997, can severely impact the Company's revenues. The Company anticipates that decreases in revenue related to delays in the introduction of next generation Fiery products may continue until the next generation of products is fully tested and accepted by the Company's OEM customers and is shipping in volume. Although the Company is continuing development of new products and expects to announce the introduction of new products in 1998, there can be no assurance that such introductions will not be further delayed, or that once the products have been introduced, the Company's customers will purchase them. If the Company experiences further delays in the launch or availability of its products, such delays may have an additional adverse impact on the Company's financial results.

         In 1997, as in 1996 and 1995, the Company's revenues were substantially based on sales of stand-alone Fiery Color Servers for digital color copiers. These products accounted for more than 80% of the Company's revenue in 1997. However, in addition to further developing and distributing its stand-alone Fiery Color Servers, the Company continues to market embedded Fiery technology under the name "Fiery Driven" for use in desktop color printers. Although sales of this type of product did not account for a significant part of the Company's revenue in 1997, the Company believes that the demand for desktop color printers may increase, although there can be no assurance that such demand will in fact increase or that the Company can successfully develop and sell embedded controllers for desktop color printers. Accordingly, the Company continues to dedicate resources to developing embedded controllers for desktop color printers. The Company believes a higher level of competition and different distribution and marketing practices exist for desktop color printers than for digital color copiers. This has led the Company to accept lower unit prices and lower margins for its embedded products for desktop color printers than the Company obtained in 1997 for its stand-alone color copier products. Accordingly, if the Company does not sell printer products in sufficient volume to offset the products' lower margins, the Company's results of operations may be adversely affected.

     The Company has also begun  efforts to develop and sell both  embedded  and stand-alone controllers for digital black-and-white copiers. Products for digital black-and-white copiers began shipping in low volumes in the fourth quarter of 1997 and were an insignificant source of revenue for 1997. The Company believes that its development of Fiery products for digital black-and-white copiers may further allow the Company to leverage its controller technology into additional sources of revenue, although there can be no assurance that the Company will successfully develop and sell Fiery products for black-and-white copiers or that there will be significant demand for these products. There can be no assurance that the Company will ever experience significant revenue from sales of the Company's products for digital black-and-white copiers.

     The Company also believes that in addition to the factors described above, price reductions for all of its products may affect revenues in the future. The Company has made and may in the future make price reductions for its products, including reductions on its stand-alone Fiery Color Servers. Depending upon the price-elasticity of demand for the Company's products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company's revenues and profits. If the Company is not able to compensate for lower gross margins that may result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the Company's revenue in the future depends more upon sales of products with relatively lower gross margins than the Company obtained in 1997 (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

     It is also possible that revenues in the future may be affected if individuals with responsibility for purchasing the Company's Fiery products, such as information technology professionals, choose to devote available discretionary resources to other perceived needs, such as technology expenses associated with Year 2000 preparation. At this time, the Company cannot determine how much impact, if any, this factor may have.

Cost of Revenue

         The substantial majority of the Company's cost of revenue to date has been attributable to the sale of Fiery Color Servers. Third-party manufacturers who purchase most of the necessary components manufacture these products. The Company directly purchases proprietary memory, certain ASIC components, as well as software licensed from various sources, including PostScript interpreter licensed from Adobe Systems Incorporated.

         The Company's gross margin was 54.5%, 51.2% and 49.9% of revenue in 1997, 1996, and 1995, respectively. Overall gross margins in 1997 benefited from lower component prices used in the Company's products in addition to lower manufacturing costs due to economies of scale. Gross margins in 1996 were better than in 1995 in part because of a reduction of DRAM and other component prices. However, prices for these components generally only began to decrease in the second quarter of 1996. In addition, the Company introduced certain color servers at the end of 1996 which had higher margins than the embedded products that the Company introduced in 1995.

          The Company's gross margin depends in part on the market prices that can be achieved on its current and future products. The lower manufacturing costs of the Company's currently shipping color servers have given the Company flexibility to offer products with a broad range of prices. However, no assurance can be given that either component prices or overall manufacturing costs will not increase in future periods.

         In the first half of 1997, the Company was able to offer its customers significant price reductions across its line of products and saw substantial increases in volumes while still maintaining its gross margins. The Company was able to do so because of lower market prices for DRAM components. However, the Company's ability to maintain similar gross margins may not continue, and there can be no assurance that the Company will increase or maintain current margins. In addition to the factors affecting revenue described above, the Company expects to be subject to pressures to reduce prices, and as a result, gross margins for all of its products may be lower. The Company also expects that sales of products with relatively lower margins may increase as a percentage of revenue. Such products include older products for which prices are reduced during product transitions, embedded products for both desktop printers and copiers, and stand-alone and embedded controllers for black-and-white copiers. If such sales increase as a percentage of the Company's revenue, gross margins may decline.

         In general, the Company believes that gross margin will continue to be impacted by a variety of factors. These factors include the availability and pricing of key components (including DRAM and PostScript interpreter software), third-party manufacturing costs, product, channel and geographic mix, the success of the Company's product transitions and new products, competition, and general economic conditions in the United States and abroad.

Operating Expenses

Operating expenses for 1997 increased by $42.7 million or 68 % from 1996. Operating expenses in 1997 also constituted a higher percentage of revenues than in 1996 or 1995 - 29% versus 21% and 22% respectively. One element of this increase was a $9.4 million charge for in process technology that was expensed in 1997 as part of the acquisition of Pipeline Associates, Inc. and Pipeline Asia, Inc. (the "Pipeline Acquisition"), a leading software developer specializing in PostScript, HTML and PCL interpreter technologies. Increases in operating expenses in the last two years also were caused by the hiring of additional full time employees, with a net increase of 184 people or 52% in 1997 and a net increase of 132 people or 59% in 1996. The Company hired additional employees to support product development as well as to support the Company's expanded operations. The Company anticipates that operating expenses will continue to grow and may increase both in absolute dollars and as a percentage of revenue. The components of operating expenses are detailed below.


         Research and Development

         Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting and nonrecurring engineering expenses, depreciation, and costs of prototype materials. Research and development expenses were $40.3 million or 11.2% of revenue in 1997, compared to $22.4 million (7.5% of revenue) and $12.9 million (6.8% of revenue) in 1996 and 1995, respectively. Research and development expenses have increased over the years primarily due to an increase in research and development projects resulting in an 80% growth in engineering headcount in 1997 and 1996. The increase in efforts to develop new Fiery products has also increased prototype costs, nonrecurring engineering expenses, and depreciation charges. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and new product development efforts. Accordingly, the Company expects that its research and development expenses may continue to increase in absolute dollars and also as a percentage of revenue.

         Sales and Marketing

         Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices primarily in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for 1997 were $43.4 million or 12.0% of revenue, compared to $30.2 million (10.1% of revenue) and $21.9 million (11.5% of revenue) in 1996 and 1995, respectively. While sales and marketing expenses decreased as a percentage of total revenue in 1996 from 1995, over the past three years these expenses have increased steadily in absolute dollars. Contributing to this increase is a 29% and 40% increase in headcount, in 1997 and 1996, respectively, primarily in the United States. In addition, costs required for the introduction, promotion and support of a broader range of current products with both existing and new OEM relationships as well as technology alliance partners have also increased. The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, launch new products, and continue to build its sales and marketing organization, particularly in Europe and Asia Pacific, including Japan.

         General and Administrative

         General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and certain costs associated with public companies. General and administrative expenses were $12.3 million or 3.4% of revenue in 1997, compared to $10.1 million (3.4% of revenue) and $7.0 million (3.7% of revenue) in 1996 and 1995, respectively. While general and administrative expenses have remained constant or have decreased as a percentage of total revenue in 1997 and 1996, these expenses have increased in absolute dollars. The increases in 1997 and 1996 were primarily due to the increase in headcount to support the Company's operations. The Company expects that its general and administrative expenses may continue to increase in absolute dollars and also as a percentage of revenue.

         Acquisition

         In October of 1997, the Company acquired Pipeline Associates, Inc. and Pipeline Asia, Inc. in the Pipeline Acquisition for $12.6 million, net of cash received. The acquisition is intended to expand the Company's core technologies and thereby decrease its dependence on software licensed from outside sources.

         Income Taxes

         The Company's effective tax rate was 36.0% in 1997, 1996 and 1995. In each of these years, the Company benefited from increased tax-exempt interest income, increases in foreign sales and the utilization of research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. The Company anticipates that these benefits will continue to have a favorable impact on its consolidated effective tax rate.

Liquidity and Capital Resources

         Cash, cash equivalents and short-term investments increased to $242.7 million as of December 31, 1997, from $212.1 million as of December 31, 1996. Working capital increased to $286.8 million as of December 31, 1997, up from $237.4 million as of December 31, 1996. These increases are primarily the result of cash generated from operations and the exercise of employee common stock options.

         Net cash provided by operating activities was $72.5 million, $71.3 million and $36.0 million in 1997, 1996 and 1995, respectively. Cash provided by operating activities increased in 1997 primarily due to a reduction in accounts receivable balances at the end of the fourth quarter, partially offset by the increased investment in inventory and receivable from subcontract manufacturers.

          The Company has continued to invest additional cash in short-term investments, mainly municipal securities. Purchases in excess of sales of short-term investments were $45.3 million, $42.1 million, and $21.2 million in 1997, 1996, and 1995, respectively. In October 1997, the Company invested $12.6 million, net of cash received, in the Pipeline Acquisition. Prior to 1997, the Company's capital expenditures have generally consisted of investments in computers and related peripheral equipment and office furniture for use in the Company's operations. The Company purchased approximately $11.2 million, $10.7 million and $4.5 million of such equipment and furniture during 1997, 1996 and 1995, respectively.

         In 1997, the Company began development of a corporate campus on a 35-acre parcel of land in Foster City, California. During 1997, the Company spent approximately $27.0 million on this land and associated improvement costs. In addition to purchasing the land, the Company entered into an agreement to lease a ten-story 295,000 square foot building to be constructed in 1998. The lessor of the building has committed to fund up to a maximum of $65 million for the construction to be directed by the Company. Rent payments for the building will commence upon completion of construction and bear a direct relationship to the carrying cost of the amount drawn on the commitment. The initial term of the lease is 7 years with options to purchase at any time. Also in conjunction with the lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years. The Company has guaranteed a residual value associated with the building to the lessor of approximately 82% of the lessor's funding. If the Company defaults on the lease, does not renew the lease, does not purchase the building or does not arrange for a third party purchase of the building at the end of the lease term, it may be liable to the lessor for the amount of the residual guarantee. As part of the lease agreement the Company must maintain a minimum net worth. In addition, the company has pledged certain marketable securities ($ 7.6 million at December 31, 1997) to be held in proportion to the amount drawn in order to secure a more favorable lease rate and avoid other covenant restrictions. The Company may use these funds at any time, but their conversion would also result in an increase to the lease rate and the imposition of additional covenant restrictions.

         Net cash provided by financing activities of $9.9 million, $7.7 million and $5.5 million in 1997, 1996 and 1995, respectively, were primarily the result of exercises of common stock options. Net cash provided by financing activities in 1997 includes approximately $ 132,000 of repayment of bonds assumed as part of the Foster City, California land acquisition.

         The Company's inventory consists primarily of memory subsystems which are consigned to third-party contract manufacturers responsible for manufacturing substantially all of the Company's products. Should the Company decide to purchase components and do its own manufacturing, or should it become necessary for the Company to purchase and consign components other than the ASIC or memory subsystems for its contract manufacturers, inventory balances would increase significantly, thereby reducing the Company's available cash resources. Further, these contract manufacturers produce substantially all of the Company's products. The Company believes that, should the services of any of these contract manufacturers become unavailable, a significant negative impact on the Company's consolidated financial position and results of operations could result. The Company is also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on its consolidated financial position and results of operations if such supply were reduced or not available.

         The Company does not have a comprehensive and formal Year 2000 plan for all of its operations. The Company has informally reviewed its internal MIS systems and believes that its internal MIS systems will not be materially affected by Year 2000 issues. Also, the Company has tested its products to determine if the products will successfully roll-over from the years 1999 to 2000 and 2000 to 2001, and if the products will correctly recognize the date February 29, 2000. Products first released after November 1, 1997 have passed internal tests for these criteria, and future products will be required to pass the same internal tests before shipping. Because the Company cannot control other companies' products used in conjunction with the Company's products (such as other companies' software), the Company does not intend to assure its customers that its products will meet the above-referenced criteria when used in conjunction with any other software or hardware not manufactured by the Company. The Company has not reviewed Year 2000 plans and preparations of its manufacturers, suppliers, customers, and other third parties with whom it does business. The effects and costs associated with possible Year 2000 issues are unknown to the Company at this time, and there can be no assurance that such effects and costs will not have a material adverse effect on the Company, its financial condition, results of operations.

         The Company, along with its directors and certain officers and employees, has been named in class action lawsuits filed in both the San Mateo County Superior Court and the United States District Court for the Northern District of California. The lawsuits are all related to the drop in the trading price of the Company's stock that occurred in December, 1997. The Company believes the lawsuits are without merit and intends to contest them vigorously, but there can be no assurance that if damages are ultimately awarded against the Company, the litigation will not adversely affect the Company's results of operations.

         The Company believes that its existing capital resources, together with cash generated from continuing operations will be sufficient to fund its operations, and meet capital requirements through at least 1998.

Factors That Could Adversely Affect Performance

     The following factors may adversely impact the Company's future performance and financial results:

     Reliance on OEM Resellers; Risks Associated With Significant OEM Group Concentration

     The Company's strategy of selling principally to OEMs anticipates that the Company will be relying on high sales volumes to a relatively small number of customers. Although there can be no assurance that the Company's major customers will continue to utilize the Company's products at current levels, if at all, the Company expects to continue to depend upon such customers for a significant percentage of its revenues. A decline in demand for color copiers or color laser printers, or other factors affecting the computer industry in general, or major customers in particular, may adversely affect the Company's results of operations.

     The Company relies upon the ability of its OEMs to develop new products, applications and product enhancements on a timely and cost-effective basis. The ability of these OEMs to meet changing customer needs and respond to emerging industry standards and other technological changes is essential to the Company's continued success. There is no assurance that the Company's OEMs will effectively meet these technological challenges. These OEMs are not within the control of the Company, may incorporate into their products the technologies of other companies in addition to or instead of the Company's products, and with the exception of certain minimum purchase obligations, are not obligated to purchase products from the Company. There can be no assurance that any OEM will continue to carry the Company's products, and the loss of important OEMs, or an inability to recruit additional OEMs, may have a material adverse effect on the Company's business, operating results, and financial condition.

         The Company's sales have been and will continue to be heavily influenced by order quantities and timing of delivery to its OEMs. No assurance can be given that the Company will be able to successfully maintain sales of its products in any OEM channel. The Company's sales may be adversely affected if an OEM introduces or supports additional products that compete with the Company's products, fails to effectively market the Company's products, modifies its color copiers or printers such that the Company's products are no longer compatible, introduces new color copiers or printers that are incompatible with the Company's products, or does not allow the Company's products to support all of the features available on its new copiers or printers.

         Although the Company is pursuing, and will continue to pursue, the business of additional copier and printer OEMs, customer concentration will continue to be a risk due to the limited number of OEMs producing copiers and printers in sufficient volume to be attractive to the Company.

     Product Transitions

     Although the Company plans to introduce new products, delays in the launch or availability of these products could have an adverse effect on the Company's financial results. Product transitions also carry the risk that customers will delay or cancel orders for existing products. If the Company is not able to successfully manage product transitions or cannot guarantee the availability of products once they have been introduced, its results of operations may be adversely affected.

     Product Diversification and Coordination of Development With Customers

     The Company's customers have requested a broader range of products with different and unique features, and the Company believes that this trend may continue. If the Company cannot successfully manage the effort and risks associated with a broader range of products, its results of operations may be adversely affected.

     The Company's customers work closely with the Company to develop products that are specific to each customer. Many of the products the Company is developing require the Company and its customers to coordinate development, quality testing, marketing and other tasks. The Company cannot control other companies' efforts, and such coordination may result in delays that the Company cannot manage by itself. If the Company cannot successfully manage the effort and risks associated with coordination, its results of operations may be adversely affected.

     Reliance On Products That Enable Color Printing Of Digital Data and Decrease In Demand For The Company's Products

     Although the Company has expanded its product line in recent years, and continues to explore opportunities to further diversify its business, the Company's business has been focused heavily on sales of products that enable the color printing of digital data. Should conditions arise that reduce the demand for this service, the Company's results of operations may be adversely affected. The Company believes that purchases of the Company's products may be affected by a variety of economic conditions and considerations, and there can be no assurance that demand for the Company's products will continue at current levels. For example, although such conditions are difficult to predict, the Company is not assuming that there will be significant improvement in economic conditions in Japan in 1998. The Company believes that continued economic distress in Japan and elsewhere in Asia may limit demand in these regions for the Company's products. In addition, it is possible that individuals with responsibility for purchasing the Company's products, such as information technology professionals, may choose to devote available discretionary resources to other perceived needs, such as technology expenses associated with Year 2000 preparation.

      New Product Introductions

      The Company continues to explore opportunities to develop product lines distinct from its Fiery Color Servers. Such new products may require the investment of capital for the development of new distribution and marketing channels at an unknown cost to the Company. There can be no guarantee that the Company would be successful in the development of such channels or that any new products would gain market acceptance. If the Company is not able to successfully manage the introduction of new products, its results of operations may be adversely affected. In addition to these risks, if the Company is successful in introducing new products, there can be no assurance that such product introductions (including more powerful products sold at a lower price) will not adversely impact gross margins or sales of existing products.

     Competition

     The Company has seen competition in the market from companies and products that provide similar functionality to the Company's products and believes that such competition will continue and may intensify. It is also possible that the Company's customers may themselves internally develop and supply products presently sold by the Company. There can be no assurance that the Company will be able to continue to successfully compete against other companies' product offerings or their financial and other resources. In addition to competition among suppliers of the Company's products, the Company believes that competition among the Company's customers and potential customers, including competition over price, may increase. Such competition may have an adverse impact on the Company's results of operations.

     Managing Growth

     The Company continues to increase its headcount, and is working to build relationships with OEMs and other customers. As a result, the number and complexity of relationships the Company must manage, including relationships with customers, manufacturers, and suppliers, has increased and may increase further. If the Company cannot successfully manage growth, its results of operations may be adversely affected.

     Hiring and Retention of Employees

     The Company depends upon skilled employees, such as software and hardware engineers, quality assurance engineers, marketing and sales professionals, and persons in administrative and managerial positions. Demand for such employees in Northern California, where the Company's main offices are located, is high. To assure that the Company can adequately support its business, the Company undertakes a number of efforts to hire and retain qualified employees. If the Company cannot successfully hire and retain employees, its results of operations could be adversely affected.

     Fluctuations in Operating Results

     Operating results may fluctuate due to factors such as demand for the Company's products, success and timing of the new product introductions, price reductions by the Company and its competitors, delay, cancellation or rescheduling of orders, product performance, or availability of key components. Operating results may also fluctuate due to seasonal purchasing patterns of its OEM partners or the status of the Company's relationships with its OEM partners as well as to performance of third-party manufacturers or the status of the Company's relationships with its key suppliers. Moreover, the Company's ability to develop and market new products, the timing and amount of sales and marketing expenditures, and the general demand for color copiers, digital black-and-white copiers, and color laser printers will also effect operating results.

     Limited Backlog

     The Company typically does not obtain long-term volume purchase contracts from its customers, and a substantial portion of the Company's backlog is scheduled for delivery within 90 days or less. Customers may cancel orders and change volume levels or delivery times without penalty. Sales and operating results therefore depend on the volume and timing of the backlog as well as bookings received. Significant portions of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall.

       Volatility of Stock Price

       Due to various factors, including those noted above, the Company's future earnings and stock price may be subject to significant volatility. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. The Company participates in a highly dynamic industry, which often results in significant volatility for the Company's common stock price.

     Risks Associated With The Company's Ownership of Real Property And Transition To New Facilities

     In late 1998 or early 1999, the Company anticipates moving into new headquarters on land in Foster City, California that the Company owns. If the Company cannot successfully manage the transition, disruption to the Company's business and delays in sales could arise, and results of operations may be adversely affected.

     International Operations and Currency Fluctuations

     Approximately 52% of the Company's product revenue for 1997 was attributable to international sales, primarily in Europe and Japan. The Company expects that international sales will continue to represent a significant portion of its total revenue. The Company is subject to certain risks associated with international operations, including tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies, which may on occasion be delayed or difficult to obtain.

     Given the significance of international sales to the Company, the Company faces a continuing risk in that the strengthening of the U.S. dollar versus the Japanese yen and major European currencies could adversely impact the Company's revenues and gross margin. Although the Company typically invoices in U.S. dollars, these adverse impacts could occur through lower unit demand and the necessity to lower average selling prices to compensate for the reduced strength of local currencies

     Proprietary Information

     The Company relies on a combination of copyright, patent and trade secret protection, nondisclosure agreements, and licensing and cross-licensing arrangements to establish and protect its proprietary rights. There can be no assurance that any patents that may be issued to the Company, or which the Company may license from third parties, or that any other proprietary rights of the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company.

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

     Reliance on Adobe Systems Incorporated

         Under the Company's license agreements with Adobe, a separate license must be granted from Adobe to the Company for each type of copier or printer used with a Fiery Server or Controller. To date, the Company has successfully obtained licenses to use Adobe's PostScript software for products that it offers. However, there can be no assurance that Adobe will continue to grant future licenses to Adobe PostScript software on reasonable terms, in a timely manner, or at all, or that Adobe will continue to give quality assurance approvals. Such actions by Adobe may adversely affect the Company's results of operations. If Adobe does not grant the Company such licenses or approvals, if the Adobe license agreements are terminated, or if the Company's relationship with Adobe is otherwise impaired, the Company's operations may be adversely affected.


                                               Electronics for Imaging, Inc.
                                                Consolidated Balance Sheets

                                                                                             December 31,
                                                                                    --------------------------------
(In thousands, except share and per share amounts)                                         1997             1996
                                                                                    --------------------------------
Assets

Current assets:
Cash and cash equivalents                                                           $      57,195    $       71,946
Short-term investments                                                                    185,536           140,154
Accounts receivable                                                                        30,930            40,875
Inventories                                                                                23,790            11,004
Other current assets                                                                       32,445            22,970
                                                                                    -------------    --------------

         Total current assets                                                             329,896           286,949

Property and equipment, net                                                                46,502            10,640
Other assets                                                                                9,600             1,364
                                                                                    -------------    --------------

                  Total assets                                                      $     385,998    $      298,953
                                                                                    =============    ==============


Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                                    $      20,255    $       16,355
Accrued and other liabilities                                                              19,891            25,980
Income taxes payable                                                                        2,923             7,248
                                                                                    -------------    --------------

         Total current liabilities                                                         43,069            49,583
                                                                                    -------------    --------------

Long - term debt                                                                            4,064                 -
                                                                                    -------------    --------------


Commitments and Contingencies (Note 5)

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none
     issued and outstanding                                                                   -                 -
Common stock, $.01 par value; 150,000,000 shares authorized;
     52,558,383 and 51,503,314 shares issued and outstanding,
     respectively                                                                             524               515
Additional paid-in capital                                                                137,264           112,660
Retained earnings                                                                         201,077           136,195
                                                                                    -------------    --------------

         Total stockholders' equity                                                       338,865           249,370
                                                                                    -------------    --------------

                  Total liabilities and stockholders' equity                        $     385,998    $      298,953
                                                                                    =============    ==============

See accompanying notes to consolidated financial statements.



                                               Electronics for Imaging, Inc.
                                             Consolidated Statements of Income



                                                                                 Years ended December 31,
                                                                  --------------------------------------------------
 (In thousands, except per share amounts)                                1997              1996             1995
                                                                  --------------------------------------------------

Revenue                                                           $      360,631    $     298,013    $      190,451

Cost of revenue                                                          163,955          145,399            95,451
                                                                  --------------    -------------    --------------

Gross profit                                                             196,676          152,614            95,000



Operating expenses:

Research and development                                                  40,318           22,440            12,922

Sales and marketing                                                       43,414           30,221            21,938

General and administrative                                                12,348           10,107             7,023

In - process research and development                                      9,400             --                --
                                                                  --------------    -------------    ------------

                                                                         105,480           62,768            41,883
                                                                  --------------    -------------    --------------



Income from operations                                                    91,196           89,846            53,117

Other income, net                                                         10,181            7,318             5,476
                                                                  --------------    -------------    --------------



Income before income taxes                                               101,377           97,164            58,593

Provision for income taxes                                               (36,495)         (34,980)          (21,093)
                                                                  ---------------   -------------    --------------



Net income                                                        $       64,882    $      62,184    $       37,500
                                                                  ==============    =============    ==============



Net income per basic common share                                 $         1.24    $        1.23    $         0.76
                                                                  ==============    =============    ==============

Shares used in per-share calculation                              $       52,359    $      50,672            49,210
                                                                  ==============    =============    ==============


Net income per diluted common share                               $         1.15    $        1.13    $         0.71
                                                                  ==============    =============    ==============

Shares used in per-share calculation                              $       56,198    $      54,828            53,100
                                                                  ==============    =============    ==============


See accompanying notes to consolidated financial statements.


                                               Electronics for Imaging, Inc.
                                      Consolidated Statements of Stockholders' Equity


                                                             Common Stock             Additional                           Total
                                                       -----------------------         Paid-in          Retained       Stockholder's
(In thousands)                                         Shares         Amount           Capital          Earnings          Equity
                                                       ------        ---------        ---------         ---------        ---------
Balances as of December 31, 1994                       11,989        $     120        $  76,898         $  36,511        $ 113,529

Exercise of common stock options                          993               10            5,465              --              5,475

Tax benefit related to stock plans                       --               --              7,436              --              7,436

Effect of two-for-one stock split                      11,989              120             (120)             --               --

Net income for the year ended
     December 31, 1995                                   --               --               --              37,500           37,500
                                                       ------        ---------        ---------         ---------        ---------


Balances as of December 31, 1995                       24,971              250           89,679            74,011          163,940


Exercise of common stock options                          780                8            7,691              --              7,699

Tax benefit related to stock plans                       --               --             15,547              --             15,547

Effect of two-for-one stock split                      25,752              257             (257)             --               --

Net income for the year ended
     December 31, 1996                                   --               --               --              62,184           62,184
                                                       ------        ---------        ---------         ---------        ---------


Balances as of December 31, 1996                       51,503              515          112,660           136,195          249,370


Exercise of common stock options                        1,055                9           10,059              --             10,068

Tax benefit related to stock plans                       --               --             14,545              --             14,545

Net income for the year ended
      December 31, 1997                                  --               --               --              64,882           64,882
                                                       ------        ---------        ---------         ---------        ---------


Balances as of December 31, 1997                       52,558        $     524        $ 137,264         $ 201,077        $ 338,865
                                                       ======        =========        =========         =========        =========

See accompanying notes to consolidated financial statements.


                                               Electronics for Imaging, Inc.
                                           Consolidated Statements of Cash Flows


                                                                                  Years ended December 31,
                                                                  -------------------------------------------------
 (In thousands)                                                          1997              1996             1995
                                                                  -------------------------------------------------
Cash flows from operating activities:
Net income                                                        $       64,882    $      62,184    $       37,500
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                         7,376            5,484             3,414
     Deferred taxes                                                       (4,144)          (4,135)           (1,313)
     In-process research and development                                   9,400               --                --
     Changes in operating assets and liabilities:
         Accounts receivable                                              10,378          (13,287)          (18,849)
         Inventories                                                     (12,786)          (3,195)              614
         Receivable from Subcontract Manufacturers                        (5,854)          (9,600)           (1,788)
         Other current assets                                             (4,107)            (778)              426
         Accounts payable and accrued liabilities                         (2,870)          19,682             6,549
         Income taxes payable                                             10,220           14,919             9,484
                                                                  --------------    -------------    --------------

     Net cash provided by operating activities                            72,495           71,274            36,037
                                                                  --------------    -------------    --------------

Cash flows from investing activities:
Purchases of short-term investments                                     (195,669)        (213,919)         (168,556)
Sales/maturities of short-term investments                               150,287          171,777           147,299
Investment in property and equipment, net                                (38,530)         (10,655)           (4,528)
Business acquired, net of cash received                                  (12,626)              --                --
Purchase of other assets                                                    (644)            (236)               60
                                                                  ---------------   --------------   --------------

     Net cash used for investing activities                              (97,182)         (53,033)          (25,725)
                                                                  ---------------   -------------    --------------

Cash flows from financing activities:

Repayment of bonds payable                                                  (132)              --                --
Issuance of common stock                                                  10,068            7,699             5,475
                                                                  --------------    -------------    --------------

     Net cash provided by financing activities                             9,936            7,699             5,475
                                                                  --------------    -------------    --------------

Increase (decrease) in cash and cash equivalents                         (14,751)          25,940            15,787
Cash and cash equivalents at beginning of year                            71,946           46,006            30,219
                                                                  --------------    -------------    --------------

Cash and cash equivalents at end of year                          $       57,195    $      71,946    $       46,006
                                                                  ==============    =============    ==============

Supplemental disclosures of Cash Flow Information:
Cash paid for interest                                            $          154    $         --     $          --
Cash paid for income taxes                                                30,225           23,715            12,463
Assumption of debt in conjunction with land acquisition                    4,467              --                --

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

Summary of Significant Accounting Policies

     Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

     Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. As of December 31, 1997, the Company had approximately $187.0 million of available-for-sale securities, of which approximately $1.4 million were classified as cash equivalents. Approximately $45.7 million had stated maturities greater than one year and less than two years. Approximately $39.3 million had stated maturities greater than two years. As of December 31, 1996, the Company had approximately $150.2 million of available-for-sale securities, of which approximately $10.1 million were classified as cash equivalents and approximately $68.7 million had stated maturities greater than one year. None of the Company's available-for-sale securities had maturities greater than two years as of December 31, 1996.

     Concentration of Credit Risk. The Company is exposed to credit risk in the event of default by any of its customers to the extent of amounts recorded on the consolidated balance sheet. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for estimated credit losses; such actual losses have been within management's expectations.

     Fair value of financial Instruments. The carrying amount of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and bonds payable as presented in the financial statements, approximates fair value based on the nature of these instruments and prevailing interest rates.

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

     Income Taxes. The Company uses the asset and liability method to calculate deferred income taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. No provision for U.S. income tax is made for the undistributed earnings of the Company's foreign subsidiaries, to the extent it is the Company's intention to indefinitely reinvest these earnings in the respective subsidiaries.

     Foreign Currency Translation. Subsidiaries with accounts denominated in foreign currencies have been translated in accordance with SFAS 52 - "Foreign Currency Translation", using the U.S. dollar as the functional currency. Foreign currency translation and transaction gains and losses have not been significant in any period.

     Stock Based Compensation. Compensation associated with stock options is recognized using the intrinsic value method, whereby compensation is only recorded if the exercise price of the stock option is less than the market price of the underlying stock on the date of grant. Additional pro forma disclosures are provided in Note 8 as if the fair value method had been applied. Current compensation under the fair value method incorporates an additional component for the potential future value of the option.

     Computation of Net Income per Common Share. Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding common stock options having a dilutive effect.

     Comprehensive Income. In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 130 (SFAS) - "Reporting Comprehensive Income". SFAS 130 establishes the standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income include foreign currency translation adjustment and unrealized gain/loss on available for sale securities. The disclosure prescribed by the Statement must be made beginning with the first quarter of fiscal 1998.

     Segment Reporting. In June 1997, the Financial Accounting Standards Board issued SFAS 131 - "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS 131 are effective in fiscal 1998.

     Reclassifications. Certain prior year amounts have been reclassified to conform with fiscal 1997 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

Note 2: Acquisitions

         In October of 1997, the Company acquired Pipeline Associates, Inc. and Pipeline Asia, Inc. (collectively, "Pipeline") - a leading software developer of PostScript, HTML and PCL interpreter technologies . The acquisition cost, net of cash received was $12.6 million and was accounted for as a purchase. The excess of the acquisition cost over the fair market value of net tangible assets acquired was $ 12.5 million, of which $ 9.4 million was allocated to in-process research and development and expensed immediately. The allocation to in - process research and development was based on an independent appraiser's valuation report which included the value of products in the development stage not considered to have reached technological feasibility. The balance of the excess acquisition cost was allocated to Acquired Technology and Trademarks - $
2.8 million, and goodwill - $0.3 million which are being amortized over 3 and 5 years respectively. The Pipeline acquisition was not deemed material to the Company's financial condition or results of operations, accordingly, pro forma disclosures associated with purchase accounting have not been provided.

Note 3: Balance Sheet Components

                                                              December 31,
                                                        ------------------------
(In thousands)                                             1997         1996
                                                        ------------------------
Short-term investments:

Municipal securities                                    $ 183,859     $ 137,315
U.S. government securities                                  1,677         2,839
                                                        ---------     ---------

                                                        $ 185,536     $ 140,154
                                                        =========     =========

Accounts receivable:

Accounts receivable                                     $  32,315     $  42,787
Less reserves and allowances                               (1,385)       (1,912)
                                                        ---------     ---------

                                                        $  30,930     $  40,875
                                                        =========     =========

Inventories:

Raw materials                                           $  19,216     $   6,696
Work in process                                             3,183         3,374
Finished goods                                              1,391           934
                                                        ---------     ---------

                                                        $  23,790     $  11,004
                                                        =========     =========


Other Current Assets:

Receivable from subcontract manufacturers               $  17,642     $  11,788
Other                                                      14,803        11,182
                                                        ---------     ---------

                                                        $  32,445     $  22,970
                                                        =========     =========


Property and equipment:

Land                                                    $  27,351     $    --
Equipment and purchased software                           34,201        21,901
Furniture and leasehold improvements                        7,494         3,907
                                                        ---------     ---------
                                                           69,046        25,808
Less accumulated depreciation and amortization            (22,544)      (15,168)
                                                        ---------     ---------

                                                        $  46,502     $  10,640
                                                        =========     =========

Accrued and other liabilities:

Accrued product-related obligations                     $  14,618     $  13,588
Accrued compensation and benefits                           2,716         2,261
Other accrued liabilities                                   2,557        10,131
                                                        ---------     ---------

                                                        $  19,891     $  25,980
                                                        =========     =========

Note 4:  Long -Term Debt

         Long Term Debt consists of amounts due to the City of Foster City for certain bonds assumed by the Company during the purchase of land (see Note 5). Principal amounts owing under the bonds are as follows:

(In thousands)

Total principal         $ 4,335
Less: current portion      (271)
                        -------
                        $ 4,064
                        =======

The bonds are secured by the land and bear an annual interest rate of approximately 7%. Interest and principal payments are due semi-annually with the last payment occurring in June 2009. Principal payments under the bonds payable are as follows:

(In thousands)

Year ending
December 31,
------------
  1998         $  271
  1999            287
  2000            304
  2001            323
  2002            342
  Thereafter    2,808
               ------
               $4,335
               ======

Note 5:   Commitments and Contingencies

Leases

     The Company currently leases its principal operating facilities under four non-cancelable operating leases expiring between March 31, 1999 and June 30, 2000. Future minimum lease commitments under noncancelable operating leases for facilities as of December 31, 1997 are approximately $3.1 million, $2.5 million, and $0.8 million in 1998, 1999 and 2000, respectively. Rent expense was approximately $3.3 million, $2.1 million, and $1.9 million in 1997, 1996 and 1995, respectively.

     On July 18, 1997, the Company entered into an agreement to lease a ten-story 295,000 square foot building to be constructed on 35 acres, which the Company owns in Foster City, California. The lessor of the building has committed to fund up to a maximum of $65 million for the construction of the building, with the portion of the committed amount actually used for construction to be determined by the Company. Rent obligations for the building will bear a direct relationship to the carrying cost of the commitment actually drawn down. The amount of this rent obligation is contingent upon future events and is not included in the above future minimum lease commitments under non-cancelable operating leases. Currently, carrying costs of funds drawn also accrue as part of the construction cost being drawn from the commitment. The Company currently anticipates that construction will be completed in December of 1998. The Company has the contractual right to sub-lease its current facilities.

     The lease associated with the Foster City building has a term of seven years with an option to renew the lease for an additional 3 to 5 years subject to certain conditions. In connection with the lease, the Company entered into a lease of its land in Foster City to the lessor of the building at a nominal rate and for a term of 34 years and 11 months. If the Company terminates or does not negotiate an extension of its lease of the building, the ground lease to the lessor converts to a market rate. The Company, at its option, may purchase the building during or at the end of the terms of the lease at approximately the amount expended by the lessor to construct the building. The Company has guaranteed a residual value associated with the building to the lessor of approximately 82% of the lessor's funding. If the Company defaults on its lease, does not renew its lease, does not purchase the building or arrange for a third party purchase of the building at the end of the lease term, it may be liable to the lessor for the amount of the residual guarantee.

     As part of this agreement, the Company must maintain a minimum net worth. In addition, in order to obtain a favorable lease rate, the Company has pledged certain securities ($ 7.6 million at December 31, 1997) in proportion to the amount drawn against the commitment to be held in a custodial account as collateral to ensure fulfillment of the obligations to the lessor under the lease agreement. The Company may invest these funds in certain securities and receive the full benefit of the investment. However, if the Company uses or transfers these funds, the rent on the building would increase and the Company would be required to comply with certain additional financial covenants.

Legal Proceedings

         The Company and certain principal officers and directors were named as defendants in class action complaints filed in both the California Superior Court of the County of San Mateo on December 16,1997, and the United States District Court for the Northern District of California on January 2, 1998 on behalf of purchasers of the common stock of the Company during the class period from April 10, 1997, through December 11, 1997. The complaints allege violations of securities laws during the class period. Management believes the lawsuits are without merit and that the outcome will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company's financial condition and results of operations.

Note 6:   Income Taxes

     The provision for income taxes is summarized as follows:

                                                    Years ended December 31,
                                               ---------------------------------
(In thousands)                                   1997        1996       1995
                                               ---------------------------------

Current:
U.S. federal                                   $ 34,623    $ 32,309    $ 18,372
State                                             5,744       6,186       3,673
Foreign                                             272         620         361
                                               --------    --------    --------

     Total current                               40,639      39,115      22,406
                                               --------    --------    --------

Deferred:
U.S. federal                                     (3,327)     (3,203)     (1,079)
State                                              (817)       (932)       (234)
Foreign                                            --          --          --
     Total deferred                              (4,144)     (4,135)     (1,313)
                                               --------    --------    --------
         Total provision for income taxes      $ 36,495    $ 34,980    $ 21,093
                                               ========    ========    ========


     The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                                December 31,
                                                         -----------------------
(In thousands)                                             1997           1996
                                                         -----------------------

Depreciation                                             $ 1,007         $   669
Reserves and accruals                                      5,795           7,457
State taxes payable                                        1,140           1,188
Deferred Revenue                                           1,466            --
Intangibles                                                3,777            --
Other                                                        550             277
                                                         -------         -------
     Total deferred tax assets                           $13,735         $ 9,591
                                                         =======         =======

     A reconciliation between the income tax provision computed at the federal statutory rate and the actual tax provision is as follows:

                                                   Years ended December 31,
                                              ----------------------------------
(In thousands)                                   1997        1996        1995
                                              ----------------------------------

Tax expense at federal statutory rate          $ 35,482    $ 34,007    $ 20,509
State income taxes, net of federal benefit        3,203       3,415       2,235
Tax-exempt interest income                       (2,245)     (2,099)     (1,488)
Other                                                55        (343)       (163)
                                               --------    --------    --------

                                               $ 36,495    $ 34,980    $ 21,093
                                               ========    ========    ========

Income before income taxes includes $ 1.0 million, $ 0.8 million and $ 0.8 million of income relating to non -U.S. operations for 1997, 1996 and 1995 respectively.

The United States federal tax authority is currently reviewing the Company's federal income tax returns for 1994, 1995 and 1996. Management believes that the ultimate outcome of these reviews will not have a material adverse impact on the Company's financial condition or results of operations.




Note 7:   Earnings Per Share

     In February 1997, The Financial  Accounting Standards Board issued SFAS 128
- "Earnings per Share". The Statement redefines earnings per share (EPS) under generally accepted accounting principles. Under the new standard, primary EPS is replaced by basic EPS and fully diluted EPS is replaced by diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements. SFAS No. 128 was adopted in the fourth quarter of 1997 and the EPS for all periods presented have been restated to conform with the provisions of SFAS No. 128. The following table represents unaudited, disclosures of basic and diluted EPS in accordance with SFAS No. 128 assuming the standard was applied during all periods presented below:

                                                       Years ended December 31,
                                                     ---------------------------
(In thousands, except per share amounts)               1997     1996      1995
                                                     ---------------------------

Net income available to common shareholders          $64,882   $62,184   $37,500

Shares

         Basic shares                                 52,359    50,672    49,210
         Effect of Dilutive Securities                 3,839     4,156     3,890
                                                     -------   -------   -------
         Diluted shares                               56,198    54,828    53,100
                                                     -------   -------   -------

Earnings per common share

         Basic EPS                                   $  1.24   $  1.23   $  0.76
         Diluted EPS                                 $  1.15   $  1.13   $  0.71


Antidilutive Options. Options to purchase 585,529, 95,625 and 89,332 shares of common stock outstanding as of December 31, 1997, 1996, and 1995, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the years then ended.

Note 8:   Stock Compensation Plans

As of December 31, 1997, the Company has two stock-based compensation plans, described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for options granted in 1997 and 1996 under the Company's option plans been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the Company's net income and pro forma net income per share would have been as follows:

                                                    Years ended December 31,
                                               --------------------------------
(In thousands, except per share amounts)         1997         1996       1995
                                               --------------------------------

Net income                 As reported         $64,882      $62,184     $37,500
                           Pro forma           $52,015      $58,304     $36,057

Earnings per basic         As reported         $  1.24      $  1.23     $  0.76
     common share          Pro forma           $  0.99      $  1.15     $  0.73

Earnings per diluted       As reported         $  1.15      $  1.13     $  0.71
     common share          Pro forma           $   .93      $  1.06     $  0.68



         Under the Company's 1989 and 1990 Stock Plans (the Plans), the Company may grant options to employees, directors and consultants for up to 19.5 million shares of common stock. Under the Plans the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are granted periodically throughout the year and vest ratably over four years. At December 31, 1997, 2.8 million shares were available for future grants.


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, the attribution method with respect to graded vesting and the following weighted-average assumptions:


                                                                              Years Ended December 31,
                                                                              ------------------------
         Black Scholes Assumptions & Fair Value                    1997                 1996                 1995
                                                                   ----                 ----                 ----
Expected Volatility                                                69.0%                48.0%                 48.0%
Dividend Yield                                                      0.0%                 0.0%                  0.0%
Risk Free Interest Rate                                        5.35% to 5.83%       5.68% to 6.71%       5.68% to 6.71%
Weighted Average Expected Option Term                             5.2 years           4.3 years            4.3 years

Weighted Average Fair Value of Options Granted                    $  25.22             $  9.42               $ 4.78



         A summary of the status of the Company's fixed stock option plan activity is presented below:

(In thousands, except exercise price)                                     Years ended December 31,
                                                   1997                             1996                            1995
                                                   ----                             ----                            ----
                                                           Average                         Average                        Average
                                                          Exercise                        Exercise                        Exercise
                                           Shares           Price          Shares           Price        Shares            Price
                                           ------           -----          ------           -----        ------            -----
Beginning of Year                            6,085          $ 13.19         6,338          $  7.34         7,160          $  3.76
Granted                                      1,613            47.14         1,950            25.80         2,401            13.08
Exercised                                   (1,055)            9.51        (1,560)            4.89        (1,986)            2.69
Forfeited                                     (301)           25.70          (643)           13.86        (1,237)            5.31
                                             -----                          -----                        -------
End of Year                                  6,342            21.84         6,085            13.19         6,338             7.34
                                             -----                          -----                        -------



     The following table summarizes information about stock options outstanding at December 31, 1997:

                                         Options Outstanding                          Options Exercisable
                          -----------------------------------------------     ---------------------------------
     Range of               Number         Weighted Avg.    Weighted Avg.        Number           Weighted Avg.
  Exercise Prices         Outstanding     Remaining Life   Exercise Price     Exercisable        Exercise Price
  ---------------         -----------     --------------   --------------     -----------        --------------
  $0.01 to $5.00            1,490               5.62          $    3.61           1,257           $       3.40
  $5.62 to $9.97              577               6.88               6.35             447                   5.76
  $10.75 to $12.81          1,001               7.51              12.77             341                  12.77
  $13.25 to $19.13            266               7.98              16.24              80                  16.54
  $19.38 to $25.63          1,139               8.49              25.14             235                  24.96
  $27.31 to $47.25          1,492               9.27              42.87              69                  33.12
  $47.56 to $55.13            377               9.71              52.38               0                      0
                            -----                                                 -----

  $0.01 to $55.13           6,342               7.75              21.84           2,429                   8.51
                            =====                                                 =====


Note 9:  Export Sales and Significant Customers

Export sales by geographic area consisted of the following:
(In thousands)


                                    Years ended December 31,
                       ------------------------------------------------
                         1997              1996              1995
                       ------------------------------------------------
Europe                   $109,000          $ 75,000          $ 51,000
Japan                      63,000            64,000            26,000
Canada                      1,000             7,000             3,000
Other                      14,000             5,000             2,000
                         --------          --------          --------

     Total               $187,000          $151,000          $ 82,000
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

     Three customers accounted for approximately 44%, 27% and 14% of Revenue in 1997. These customers represented 47%, 23% and 12%, and 56%, 23% and 12% of revenue in 1996 and 1995 respectively. In addition, these customers in combination with a fourth customer accounted for approximately 77% and 84% of the accounts receivable balance as of December 31, 1997 and 1996 respectively.

                        Report of Independent Accountants



To the Board of Directors and Stockholders of Electronics for Imaging, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Electronics for Imaging, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


San Jose, California
January 14, 1998,


                  Quarterly Consolidated Financial Information

(Unaudited)
(In thousands, except per share data)

The following  table  presents the Company's  operating  results for each of the eight quarters in the two-year  period ended December 31, 1997. The  information for each of these  quarters is unaudited but has been prepared on the same basis as the audited  consolidated  financial  statements  appearing elsewhere in this
Annual  Report.  In  the  opinion  of  management,   all  necessary  adjustments
(consisting only of normal recurring  adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the notes thereto appearing in this Annual Report. These operating results are not necessarily indicative of the results  for any future  period.  Per share  amounts  have been  restated to reflect the effect of the Company's adoption of SFAS 128.

1996:                                                                    Q1               Q2                Q3                Q4
                                                                     ---------------------------------------------------------------
Revenue                                                              $ 63,649          $ 69,046          $ 75,121          $ 90,197
Gross profit                                                           30,406            34,491            38,699            49,018
Income from operations                                                 18,025            20,030            22,564            29,227
Net income                                                             12,597            13,901            15,553            20,133
Net income per basic common share                                    $   0.25          $   0.27          $   0.31          $   0.40
Net income per diluted common share                                  $   0.23          $   0.25          $   0.28          $   0.36

1997:                                                                    Q1               Q2                Q3                Q4
                                                                     ---------------------------------------------------------------
Revenue                                                              $ 91,006          $100,633          $107,323          $ 61,669
Gross profit                                                           49,913            55,226            59,028            32,509
Income (loss) from operations                                          29,356            32,633            34,842            (5,635)
Net income (loss)                                                      20,428            22,609            23,914            (2,069)
Net income (loss) per basic common share                             $   0.40          $   0.44          $   0.46          $  (0.06)
Net income (loss) per diluted common share                           $   0.37          $   0.41          $   0.43          $  (0.04)


                                     PART IV


Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Documents Filed as Part of Form 10-K

                                                                                                          Page in this
                                                                                                         Annual Report
                                                                                                          on Form 10-K
                                                                                                          ------------
         1.  Consolidated Financial Statement Schedule

              Schedule II - Valuation and Qualifying Accounts                                                   45

              (All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.)



                                INDEX TO EXHIBITS
Exhibit
No.        Description
---        -----------
3.1        Amended and Restated Certificate of Incorporation. (2)

3.2        Bylaws as amended. (1)

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

10.10+ Know-How License Agreement, dated March 7, 1990, between the Company and Toyo Ink Mfg. Co., Ltd.(1)

10.11+ License Agreement, dated as of January 11, 1991, by and between the Company and Eastman Kodak Company, as amended March 10, 1992.(1)

10.12+ Authorized VAR Agreement dated as of November 26, 1991, by and between the Company and Eastman Kodak Company.(1)

10.13+ License Agreement, dated March 1, 1991, by and between the Company and Adobe Systems Incorporated, as amended May 22, 1991.(1)

10.14+ Custom PostScript Interpreter OEM License Agreement, dated as of March 1, 1991, by and between the Company and Adobe Systems Incorporated.(1)

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

10.53 Employment Agreement dated July 17, 1995, by and between Dan Avida and the Company.(3)

10.54 Employment Agreement dated July 17, 1995, by and between Jeff Lenches and the Company.(3)

10.55 Employment Agreement dated July 17, 1995, by and between Fred Rosenzweig and the Company.(3)

10.56 Employment Agreement dated October 15, 1995, by and between Eric Saltzman and the Company.(3)

10.57 Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company's corporate headquarters building to be built in Foster City, California.(4)

11.1       Statement regarding computation of the Company's per share earnings.

21.1       List of Subsidiaries. (1)

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

(4)        Filed as an exhibit to the  Company's  Quarterly  Report on Form 10-Q
           for  the  quarter  ended  June  30,  1997  (File  No.   0-18805)  and
           incorporated herein by reference.

+ The Company has received confidential treatment with respect to portions of these documents.

(b)        Reports on Form 8-K

           None filed during the quarter ended December 31, 1997.

(c)        List of Exhibits
           See Item 14 (a) 3.

(d) Consolidated Financial Statement Schedule II for the years ended December 31, 1995, 1996 and 1997, respectively.

           See Page 45 of this Annual Report on Form 10-K.



                                               ELECTRONICS FOR IMAGING, INC.

                                                        Schedule II

                                             Valuation and Qualifying Accounts



                                            Balance at      Charged to     Charged to                     Balance at
                                            beginning       costs and        other                          end of
              Description                   of period        expenses       accounts      Deductions        period
              -----------                  -------------   -------------  -------------  -------------   -------------
(In thousands)
Year Ended December 31, 1997
Allowance for doubtful accounts and
sales-related reserves                     $     1,912     $        132   $         --    $     (659)    $     1,385
                                           =============   =============  =============  =============   =============


Year Ended December 31, 1996
Allowance for doubtful accounts and
sales-related reserves                     $     1,570     $     1,132    $         --     $    (790)    $     1,912
                                           =============   =============  =============  =============   =============


Year Ended December 31, 1995
Allowance for doubtful accounts and
sales-related reserves                     $     2,176     $        479   $         --     $  (1,085)     $    1,570
                                           =============   =============  =============  =============   =============



                      Report of Independent Accountants on
                          Financial Statement Schedule





To the Board of Directors
of Electronics for Imaging, Inc.



Our audits of the consolidated financial statement referred to in our report dated January 14, 1997 appearing in this form 10-K also included an audit of the Consolidated Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Consolidated Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

San Jose, California
January 14, 1998

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 1998.

                        ELECTRONICS FOR IMAGING, INC.


                        By:      /s/    Dan Avida
                            ----------------------------------------------------
                                 Dan Avida
                                 President, Chief Executive Officer and Director


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March 1998.


Signature                                          Title                                                   Date
---------                                          -----                                                   ----
   /s/ Efraim Arazi                       Chairman of the Board                                      March 27, 1998
--------------------------------------
       Efraim Arazi


                                          President, Chief Executive Officer
   /s/ Dan Avida                          and Director                                               March 27, 1998
--------------------------------------    (Principal Executive Officer and
       Dan Avida                          Principal Financial and Accounting Officer)



   /s/ Gill Cogan                         Director                                                   March 27, 1998
--------------------------------------
       Gill Cogan



   /s/ Jean-Louis Gassee                  Director                                                   March 27, 1998
--------------------------------------
       Jean-Louis Gassee


   /s/ Dan Maydan                         Director                                                   March 27, 1998
--------------------------------------
       Dan Maydan


   /s/ Thomas Unterberg                   Director                                                   March 27, 1998
--------------------------------------
       Thomas Unterberg