Form 10-Q
period 1998-03-31
ELECTRONICS FOR IMAGING INC
filed 1998-05-15
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of Common Stock outstanding as of March 31, 1998 was 52,605,237.


An Exhibit Index can be found on Page 15.

                          ELECTRONICS FOR IMAGING, INC.

                                      INDEX



                                                                        Page No.

PART I - Financial Information

Item 1.     Condensed Consolidated Financial Statements

                Condensed Consolidated Statements of Income
                     Three Months Ended March 31, 1998 and 1997
                     ..........................................................3
                Condensed Consolidated Balance Sheets
                     March 31, 1998 and December 31, 1997 .....................4

                Condensed Consolidated Statements of Cash Flows
                     Three Months Ended March 31, 1998 and 1997 ...............5

                Notes to Condensed Consolidated Financial Statements ..........6


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...............................8


PART II - Other Information

Items 1-5.  Not Applicable ...................................................15

Item 6.     Exhibits and Reports on Form 8-K .................................16


Signatures ...................................................................17

PART I   FINANCIAL INFORMATION

     ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ELECTRONICS FOR IMAGING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                             Three Months Ended
                                                                  ----------------------------------------
                                                                     March 31,                 March 31,
                                                                       1998                      1997
                                                                  --------------             -------------
Revenue                                                           $       82,523             $      91,006
Cost of revenue                                                           45,356                    41,093
                                                                  --------------             -------------

                                                                          37,167                    49,913
                                                                  --------------             -------------

Operating expenses:
   Research, development and contract costs                               14,084                     8,126
   Sales and marketing                                                    15,322                     9,558
   General and administrative                                              3,461                     2,873
                                                                  --------------             -------------

                                                                          32,867                    20,557
                                                                  --------------             -------------

     Income from operations                                                4,300                    29,356

Other income, net                                                          2,221                     2,563
                                                                  --------------             -------------

     Income before income taxes                                            6,521                    31,919

Provision for income taxes                                                 2,348                    11,491
                                                                  --------------             -------------

     Net income                                                   $        4,173             $      20,428
                                                                  ==============             =============

Net income per basic common share                                 $         0.08             $        0.40
                                                                  ==============             =============

Shares used in per share calculation (basic)                              52,582                    51,640
                                                                  ==============             =============

Net income per diluted common share                               $         0.08             $        0.37
                                                                  ==============             =============

Shares used in per share calculation (diluted)                            54,891                    55,740
                                                                  ==============             =============



See accompanying notes to condensed consolidated financial statements.

                                       3

                          ELECTRONICS FOR IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                     March 31,               December 31,
                                                                       1998                      1997
                                                                  --------------             -------------
ASSETS

Current assets:
   Cash and cash equivalents                                      $       58,988             $      57,195
   Short-term investments                                                185,257                   185,536
   Accounts receivable, net                                               38,069                    30,930
   Inventories                                                            23,305                    23,790
   Other current assets                                                   37,963                    32,445
                                                                  --------------             -------------

     Total current assets                                                343,582                   329,896

Property and equipment, net                                               47,894                    46,502
Other assets                                                               9,243                     9,600
                                                                  --------------             -------------

     Total assets                                                 $      400,719             $     385,998
                                                                  ==============             =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $       26,651             $      20,255
   Accrued and other liabilities                                          22,723                    19,891
   Income taxes payable                                                    3,953                     2,923
                                                                  --------------             -------------

     Total current liabilities                                            53,327                    43,069
                                                                  --------------             -------------

Long-term debt                                                             4,064                     4,064
                                                                  --------------             -------------

Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000,000 shares
     authorized; none issued and outstanding                                  --                        --
   Common Stock, $.01 par value, 150,000,000 shares
      authorized; 52,605,237 and 52,558,383 shares issued and
      outstanding, respectively                                              526                       524
   Additional paid-in capital                                            137,552                   137,264
   Retained earnings                                                     205,250                   201,077
                                                                  --------------             -------------

     Total stockholders' equity                                          343,328                   338,865
                                                                  --------------             -------------

     Total liabilities and stockholders' equity                   $      400,719             $     385,998
                                                                  ==============             =============

See accompanying notes to condensed consolidated financial statements.

                          ELECTRONICS FOR IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                        Three Months Ended March 31,
                                                                  ----------------------------------------
                                                                       1998                      1997
                                                                  --------------             -------------
Cash flows from operating activities:
   Net income                                                     $        4,173             $      20,428
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                       2,823                     1,441
       Changes in operating assets and liabilities:
         Accounts receivable                                              (7,139)                   (7,062)
         Inventories                                                         485                    (1,951)
         Receivable from subcontract manufacturers                        (4,749)                   (7,118)
         Other current assets                                               (769)                   (2,484)
         Accounts payable and accrued liabilities                          9,228                    11,364
         Income taxes payable                                              1,030                     9,034
                                                                  --------------             -------------

           Net cash provided by operating activities                       5,082                    23,652
                                                                  --------------             -------------

Cash flows from investing activities:
   Purchase of short-term investments                                    (28,653)                  (36,097)
   Sales and maturities of short-term investments                         28,932                    34,136
   Purchases of property and equipment, net                               (3,887)                   (1,544)
   Purchase of other assets                                                   29                         7
                                                                  --------------             -------------

           Net cash used for investing activities                         (3,579)                   (3,498)
                                                                  --------------             -------------

Cash flows from financing activities:
   Issuance of common stock related to stock plans                           290                     1,706
                                                                  --------------             -------------

           Net cash provided by financing activities                         290                     1,706
                                                                  --------------             -------------

Net change in cash and cash equivalents                                   (1,793)                   21,860

Cash and cash equivalents at beginning of period                          57,195                    71,946
                                                                  --------------             -------------

Cash and cash equivalents at end of period                         $      58,988             $      93,806
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

                                       5

                          ELECTRONICS FOR IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)



1.       Basis of Presentation

         The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc. (the Company) as of and for the interim period ended March 31, 1998, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1997, contained in the Company's Annual Report to Stockholders, and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto referred to above.

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

         The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results to be expected for any other interim period or the full year.



2.       Comprehensive Income

         Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For the quarters ending March 31, 1998 and 1997, the differences between the Company's net income and comprehensive income were immaterial.

3.         Earnings Per Share

                  In February 1997,  The Financial  Accounting  Standards  Board
         issued  SFAS No.  128,  Earnings  per Share.  The  Statement  redefines
         earnings   per  share  (EPS)  under   generally   accepted   accounting
         principles.  Under the new standard, primary (EPS) is replaced by basic
         EPS and fully  diluted EPS is replaced by diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements.  SFAS No. 128 was adopted in the fourth quarter of 1997 and the EPS for all periods  presented  have been  restated to conform with the  provisions  of  SFAS  No.  128.  The  following  table  represents unaudited  disclosures of basic and diluted EPS in accordance with SFAS
         No. 128 assuming the standard was applied during all periods  presented below:
                                                                     March 31,                March, 31,
                                                                       1998                      1997
                                                                     -----------             ----------
         (in thousands, except per share amounts)

         Net income available to common shareholders                    $  4,173             $   20,428

         Shares
              Basic shares                                                52,582                 51,640
              Effect of Dilutive Securities                                2,309                  4,100
                                                                     -----------             ----------
              Diluted shares                                              54,891                 55,740
                                                                     ===========             ==========

         Earnings per common share
              Basic EPS                                                 $   0.08             $     0.40
              Diluted EPS                                               $   0.08             $     0.37

         Antidilutive  Options.  Options to purchase 1,852,799 and 32,492 shares
         of  common   stock   outstanding   as  of  March  31,  1998  and  1997,
         respectively,  were not  included  in the  computations  of diluted EPS because the  options'  exercise  prices were  greater  than the average market price of the common shares for the quarters then ended.

4.       Balance Sheet Components (in thousands)
                                                                     March 31,               December 31,
                                                                       1998                      1997
                                                                     -----------             ----------
         Inventories:

         Raw materials                                               $    18,404             $   19,216
         Work-in-process                                                   4,283                  3,183
         Finished goods                                                      618                  1,391
                                                                     -----------             ----------

                                                                     $    23,305             $   23,790
                                                                     ===========             ==========


         Other Current Assets:

         Receivable from subcontract manufacturers                   $    22,391             $   17,642
         Other                                                            15,572                 14,803
                                                                     -----------             ----------

                                                                     $    37,963             $   32,445
                                                                     ===========             ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis and the audited consolidated financial statements of Electronics for Imaging, Inc. (the Company) and related notes thereto contained in the Company's 1997 Annual Report to Stockholders. Results for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the entire fiscal year ended December 31, 1998. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company's results, please see the section entitled "Factors that Could Adversely Affect Performance" below and in the Company's 1997 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company periodically reviews such factors to ensure their appropriateness.

Results of Operations

Revenue

Revenue decreased 9.3% to $ 82.5 million in the first quarter of 1998, as compared to $91.0 million in the first quarter of 1997. The decrease in revenue is primarily due to price reductions on existing product lines in anticipation of new product introductions as well as continued weak sales from Asia particularly in Japan due to the ongoing weakness in those economies. The Company's new generation Fiery ZX products, new black and white products, and a new line of embedded printer products (under the name "Fiery Driven" for use in desktop color printers) began shipping in limited volume during the first quarter of 1998. In coordination with the introduction of these new products, the Company lowered prices on existing product lines. Although sales of these new products are expected to increase, they accounted for less than 8% of total revenues in the first quarter of 1998. The majority of revenues continue to be derived from the Company's stand-alone Fiery XJ and XJ+ color servers for digital color copiers. As discussed below, the decline in revenue is also partially due to the continued weakness in Asian economies.

Comparing international revenue in the first quarter of 1998 to the first quarter of 1997, these sales increased from $43.7 million or 48.0% of total revenues to $44.8 million or 54.3% of total revenues, respectively. However, the Company believes the increase in international revenue is due to a change in the way the Company ships products to one of its major customers. Starting in the second quarter of 1997, instead of receiving product in the United States and then shipping the product to its European facilities, one of the Company's major customers began having its product shipped directly to Europe. In conjunction with this change, sales revenue that was formerly being recorded as domestic sales began being recorded as European sales. During the first quarter of 1998 under the new more direct distribution model, sales to Europe totaled $29.7 million or 35.9% of total revenues as compared to $22.5 million or 24.7% of total revenues in the first quarter of 1997 under the old distribution model - representing on its face a 32% increase. Reflecting historical shipment methods, during the first quarter of 1998, proforma sales to Europe showed a 2% decline from the comparable sales during the first quarter of 1997. Sales to Japan in the first quarter of 1998 decreased to $12.8 million or 15.5% of total revenues as compared to $18.5 million or 20.4% of total revenues in the first quarter of 1997. The decline in sales to Japan is primarily due to a continued weakness in the Japanese and other Asian economies. Foreign sales to areas other than Europe and Japan for the first quarter of 1998 totaled $2.3 million and comprised 2.8% of total revenues as compared to $2.6 million and 2.8% of total revenues in the first quarter of 1997.

Substantially all of the revenue of both periods was attributable to the sale of Fiery products through the Company's OEM channels with such partners as Canon, Xerox, Ricoh, Minolta, Fuji Xerox, Epson, Sharp and others. For the first quarter of 1998 the company continued to rely on three OEM customers, Canon, Xerox and Ricoh for 77% of it's first quarter revenue as compared to 85% reported for all of 1997. In the event that any of such relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations. In addition, no assurance can be given that the Company's relationships with these OEM partners will continue.

As discussed above, shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations which in turn sell through to foreign locations. As a result of these factors, the Company believes that sales of its products into Europe and Japan may actually be higher, though accurate data is difficult to obtain. The Company expects that international revenue will continue to represent a significant portion of its total revenue.

The Company continues to work on the development of products utilizing the Fiery architecture and other products and intends to continue to introduce new generations of Fiery products and other new product lines in the remainder of 1998 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.

Cost of Revenue

A substantial majority of the Company's cost of revenue to date has been attributable to the sale of Fiery Color Servers. Fiery Color Servers are manufactured by third-party manufacturers who purchase most of the necessary components. The Company sources directly proprietary memory and certain ASICs, and software licensed from various sources, including PostScript interpreter software, which the Company licenses from Adobe Systems, Inc. The Company's gross margin was 45.0% in the first quarter of 1998, down from 54.8% in the corresponding quarter of 1997. This was due to a combination of factors including a higher mix of low end products with relatively lower margins including new embedded products and black and white products that the Company introduced in the first quarter of 1998. The company also initiated price reductions on older products as an inducement for continued older product purchases in light of pending transitions to newer products. The Company expects that sales of products with relatively lower margins may further increase as a percentage of revenue. Such products include older products for which prices are reduced during product transitions, embedded products for both desktop printers and copiers, and stand-alone and embedded controllers for black-and -white copiers. If such sales increase as a percentage of the Company's revenue, gross margins may further decline.

In general, the Company believes that gross margin will continue to be impacted by a variety of factors. These factors include the availability and pricing of key components (including DRAM and Postscript interpreter software), third party manufacturing costs, product, channel and geographic mix, the success of the Company's product transitions and new products, competition, and general economic conditions in the United States and abroad.

Operating Expenses

Operating expenses for the quarter ended March 31, 1998 increased $12.3 million or 59.9% from the same period in 1997. Operating expenses in the first quarter of 1998 also constituted a higher percentage of revenues than in the first quarter of 1997, 39.8% versus 22.6%, respectively. Increases in operating expenses were primarily caused by the hiring of additional full time employees - a net increase of 183 people or 49% from March 31, 1997 to March 31, 1998. The Company has hired additional employees to support product development as well as to support expanded operations. The company anticipates that operating expenses will continue to grow and may increase both in absolute dollars and as a percentage of revenue. The components of operating expenses are detailed below.

Research and Development. Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting and nonrecurring engineering expenses, depreciation, and costs of prototype materials. Research and development expenses were $14.1 million or 17.1% of revenue in the first quarter of 1998, compared to $8.1 million or 8.9% of revenue in the corresponding quarter of 1997. Research and development expenses have increased primarily due to an increase in research and development projects, which has resulted in an engineering headcount increase of 62.1% from March 31, 1997 to March 31, 1998. The Company believes that the development of new products and enhancement of existing products is essential to its continued success, and management intends to continue to devote substantial resources to research and new product development. Accordingly, the Company expects that its research and development expenses may increase in absolute dollars and possibly also as a percentage of revenue.

Sales and Marketing. Such expenses include personnel expenses, costs for tradeshows, marketing programs and other promotional material, sales commissions, travel and entertainment expense, depreciation, and costs associated with sales offices in the United States, Europe and Japan and other locations around the world. Sales and marketing expenses were $15.3 million or 18.6% of revenue in the first quarter of 1998, compared to $9.6 million or 10.5% of revenue in the corresponding quarter of 1997. Sales and marketing expenses increased as a percentage of total revenue due primarily to a 30.5 % increase in employee headcount from March 31, 1997 to March 31, 1998. In addition, cost required for the introduction, promotion and support of a broader range of current products with both existing and new OEM relationships as well as technology alliance partners has increased. Also, in coordination with its new product releases, the Company has increased its participation in trade shows during the first quarter of 1998. The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, launch new Fiery models and other products, and continue to build its worldwide sales and marketing organization.

General and Administrative. Such expenses consist primarily of personnel expenses and, to a lesser extent, professional fees, expenses required of a public company, and depreciation and facility costs. General and administrative expenses were $3.5 million or 4.2% of revenue in the first quarter of 1998, compared to $2.9 million or 3.2% of revenue in the corresponding quarter of 1997. The increases were primarily due to the addition of personnel to support the Company's operations. The Company expects that its general and administrative expenses may increase in absolute dollars and possibly also as a percentage of revenue in order to support any growth in operations.

Income Taxes

The Company's effective tax rate was 36.0% for the first quarter of 1998 and 1997. In each period the Company benefited from increased tax-exempt interest income, increases in foreign sales and to a lesser extent the utilization of research and development credits in achieving a consolidated effective tax rate lower than the consolidated federal and state statutory income tax rate. The Company anticipates that these benefits will continue to have a favorable impact on the Company's consolidated effective tax rate.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $244.2 million as of March 31, 1998, up from $235.9 million as of March 31, 1997. The company has an investment portfolio of short-term investments comprised of fixed income securities that are classified as "held to maturity securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities.

Working capital increased to $290.3 million as of March 31, 1998, up from $259.4 million as of March 31, 1997. Net cash provided by operating activities was $5.1 million and $23.7 million for the three-month periods ended March 31, 1998 and 1997, respectively, primarily as a result of profitable operations in both periods. The Company purchased approximately $3.9 million of capital equipment and furniture during the three-month period ended March 31, 1998, compared to purchases of $1.5 million in the corresponding period of 1997.

The Company does not have a comprehensive and formal Year 2000 plan for all of its operations. The Company has informally reviewed its internal MIS systems and believes that Year 2000 issues will not materially affect its internal MIS systems. Also, the Company has tested its products to determine if the products will successfully rollover from the years 1999 to 2000 and 2000 to 2001, and if the products will correctly recognize the date February 29, 2000. Products first released after November 1, 1997 have passed internal tests for these criteria, and future products will be required to pass the same internal tests before shipping. Because the Company cannot control other companies' products used in conjunction with the Company's products (such as other companies' software), the Company does not intend to assure its customers that its products will meet the above-referenced criteria when used in conjunction with any other software or hardware not manufactured by the Company. The Company has not reviewed Year 2000 plans and preparations of its manufacturers, suppliers, customers, and other third parties with whom it does business. The effects and costs associated with possible Year 2000 issues are unknown to the Company at this time, and there can be no assurance that such effects and costs will not have a material adverse effect on the Company, its financial condition, results of operations.

The Company believes that its existing capital resources together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 1999.

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

The Company relies upon the ability of its OEMs to develop new products, applications and product enhancements on a timely and cost-effective basis. The ability of these OEMs to meet changing customer needs and respond to emerging industry standards and other technological changes is essential to the Company's continued success. There is no assurance that the Company's OEMs will effectively meet these technological challenges. These OEMs, who are not within the control of the Company, may incorporate into their products the technologies of other companies in addition to or instead of the Company's products, and with the exception of certain minimum purchase obligations, are not obligated to purchase products from the Company. There can be no assurance that any OEM will continue to carry the Company's products, and the loss of important OEMs, or an inability to recruit additional OEMs, may have a material adverse effect on the Company's business, operating results, and financial condition.


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

International Operations and Currency Fluctuations

Approximately 54.2% of the Company's product revenue for the first quarter of 1998 was attributable to international sales, primarily in Europe and Japan. The Company expects that international sales will continue to represent a significant portion of its total revenue. The Company is subject to certain risks associated with international operations, including tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies, which may on occasion be delayed or difficult to obtain.

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

Reliance on Adobe Systems, Incorporated

Under the Company's license agreements with Adobe, a separate license must be granted from Adobe to the Company for each type of copier or printer used with a Fiery Server or Controller. To date, the Company has successfully obtained licenses to use Adobe's PostScript(TM) software for products that it offers. However, there can be no assurance that Adobe will continue to grant future licenses to Adobe PostScript(TM) software on reasonable terms, in a timely manner, or at all, or that Adobe will continue to give quality assurance approvals. Such actions by Adobe may adversely affect the Company's results of operations. If Adobe does not grant the Company such licenses or approvals, if the Adobe license agreements are terminated, or if the Company's relationship with Adobe is otherwise impaired, the Company's operations may be adversely affected.

PART II           OTHER INFORMATION


     ITEMS 1 - 5.

There is no applicable information to report under Part II, Items 1 - 5 during the period covered by this report.

     ITEM 6.      Exhibits and Reports on Form 8-K

         (a)          Exhibits
                      Exhibit 27.1 Financial Data Schedule...............Page 18

         (b)          Reports on Form 8-K
                      No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ELECTRONICS FOR IMAGING, INC.

Date:  May 14, 1998


                                          By /s/  Dan Avida
                                          Dan Avida
                                          President and Chief Executive Officer
                                          and Acting Principal Financial Officer




                                          By /s/  Eric Saltzman
                                          Eric Saltzman
                                          Vice President, Strategic Relations
                                          and Duly Authorized Officer