Form 10-Q
period 1998-06-30
ELECTRONICS FOR IMAGING INC
filed 1998-08-11
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ x ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of Common Stock outstanding as of August 3, 1998 was 52,624,364.


An Exhibit Index can be found on Page 21.

                          ELECTRONICS FOR IMAGING, INC.

                                      INDEX



                                                                        Page No.

PART I - Financial Information

Item 1.       Condensed Consolidated Financial Statements

                  Condensed Consolidated Statements of Income
                       Three Months Ended June 30, 1998 and 1997, and
                       Six Months Ended June 30, 1998 and 1997...............3

                  Condensed Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997 ..................4

                  Condensed Consolidated Statements of Cash Flows
                       Six Months Ended June 30, 1998 and 1997 ..............5

                  Notes to Condensed Consolidated Financial Statements ......6


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...........................9


PART II - Other Information

Items 1 - 3.  Not Applicable ...............................................20

Item 4.       Submission of Matters to a Vote of Security Holders...........20

Item 5.       Other Information ............................................20

Item 6.       Exhibits and Reports on Form 8-K .............................22


Signatures .................................................................23

PART I            FINANCIAL INFORMATION

     ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                            ELECTRONICS FOR IMAGING, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share amounts)
                                                     (Unaudited)
                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                 -----------------------------       ------------------------------
                                                      1998            1997                1998            1997
                                                 -------------   -------------       -------------   --------------

Revenue                                          $      96,157   $     100,633       $     178,680   $      191,639
Cost of revenue                                         54,978          45,407             100,334           86,500
                                                 -------------   -------------       -------------   --------------

                                                        41,179          55,226              78,346          105,139
                                                 -------------   -------------       -------------   --------------

Operating expenses:
   Research and development                             14,089           9,265              28,173           17,391
   Sales and marketing                                  13,962          10,487              29,284           20,045
   General and administrative                            3,868           2,841               7,329            5,714
                                                 -------------   -------------       -------------   --------------

                                                        31,919          22,593              64,786           43,150
                                                 -------------   -------------       -------------   --------------

     Income from operations                              9,260          32,633              13,560           61,989

Other income, net                                        1,589           2,693               3,810            5,256
                                                 -------------   -------------       -------------   --------------

     Income before income taxes                         10,849          35,326              17,370           67,245

Provision for income taxes                               3,906          12,717               6,254           24,208
                                                 -------------   -------------       -------------   --------------

     Net income                                  $       6,943   $      22,609       $      11,116   $       43,037
                                                 =============   =============       =============   ==============


Net income per basic common share                $        0.13   $        0.44       $        0.21   $         0.83
                                                 =============   =============       =============   ==============

Shares used in per share
   calculation (basic)                                  52,615          51,818              52,591           51,729
                                                 =============   =============       =============   ==============


Net income per diluted common share              $        0.13   $        0.41       $        0.20   $         0.77
                                                 =============   =============       =============   ==============

Shares used in per share
   calculation (diluted)                                55,030          55,734              54,954           55,737
                                                 =============   =============       =============   ==============

See accompanying notes to condensed consolidated financial statements.

                                       ELECTRONICS FOR IMAGING, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share and per share amounts)
                                                (Unaudited)

                                                                     June 30,                December 31,
                                                                       1998                      1997
                                                                     --------                ------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $  33,415                 $  57,195
   Short-term investments                                                206,526                   185,536
   Accounts receivable, net                                               63,756                    30,930
   Inventories                                                            21,014                    23,790
   Other current assets                                                   32,640                    32,445
                                                                  --------------             -------------

     Total current assets                                                357,351                   329,896

Property and equipment, net                                               48,103                    46,502
Other assets                                                               8,974                     9,600
                                                                  --------------             -------------

     Total assets                                                      $ 414,428                 $ 385,998
                                                                  ==============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $  33,824                 $  20,255
   Accrued and other liabilities                                          21,704                    19,891
   Income taxes payable                                                    4,703                     2,923
                                                                  --------------             -------------

     Total current liabilities                                            60,231                    43,069
                                                                  --------------             -------------

Long-term debt                                                             3,924                     4,064
                                                                  --------------             -------------

Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000,000 shares
     authorized; none issued and outstanding                                --                        --
   Common Stock, $.01 par value, 150,000,000 shares
      authorized; 52,624,364 and 52,558,383 shares issued
      and outstanding, respectively                                          526                       524
   Additional paid-in capital                                            137,700                   137,264
   Cumulative translation adjustment                                       (146)
   Retained earnings                                                     212,193                   201,077
                                                                  --------------             -------------

     Total stockholders' equity                                          350,273                   338,865
                                                                  --------------             -------------

     Total liabilities and stockholders' equity                       $  414,428                $  385,998
                                                                  ==============             =============

See accompanying notes to condensed consolidated financial statements.

                                       ELECTRONICS FOR IMAGING, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                (Unaudited)

                                                                            Six Months Ended June 30,
                                                                        ---------------------------------
                                                                          1998                      1997
                                                                        --------                  --------
Cash flows from operating activities:
   Net income                                                           $ 11,116                  $ 43,037
   Adjustments  to  reconcile  net  income  to net
     cash  provided  by  operating  activities:
       Depreciation and amortization                                       5,816                     2,798
       Provision for doubtful accounts
         and sales returns                                                   241                      (454)
       Other                                                                (146)                        -
     Changes in operating assets and liabilities:
         Accounts receivable                                             (33,067)                  (14,916)
         Inventories                                                       2,776                    (3,578)
         Receivables from subcontract manufacturers                         (760)                   (7,365)
         Other current assets                                                565                    (3,816)
         Accounts payable and accrued liabilities                         15,382                    16,925
         Income taxes payable                                              1,780                     3,807
                                                                  --------------             -------------

           Net cash provided by operating activities                       3,703                    36,438
                                                                  --------------             -------------

Cash flows from investing activities:
   Purchase of short-term investments                                    (86,001)                  (85,797)
   Sales and maturities of short-term investments                         65,011                    74,403
   Purchase of property and equipment, net                                (6,845)                   (5,616)
   Increase (decrease) of other assets, net                                   54                       (96)
                                                                  --------------             --------------

           Net cash used for investing activities                        (27,781)                  (17,106)
                                                                  --------------             -------------

Cash flows from financing activities:
   Repayment of bonds payable                                               (140)                        -
   Issuance of common stock related to stock plans                           438                     2,429
                                                                  --------------             -------------

           Net cash provided by financing activities                         298                     2,429
                                                                  --------------             -------------

Net change in cash and cash equivalents                                  (23,780)                   21,761

Cash and cash equivalents at beginning of period                          57,195                    71,946
                                                                  --------------             -------------

Cash and cash equivalents at end of period                              $ 33,415                  $ 93,707
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

                          ELECTRONICS FOR IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc. (the Company) as of and for the interim periods ended June 30, 1998, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1997, contained in the Company's Annual Report to Stockholders. In the opinion of management the condensed consolidated financial statements include all adjustments (consisting generally of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto referred to above.

         The preparation of the interim condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

         The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended June 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2.       Comprehensive Income

         Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Comprehensive income for the three months ended June 30, 1998 was $ 6,942,000. The difference between the Company's net income and comprehensive income was caused by translation adjustments, which were immaterial.

3.       Accounting for Derivative Instruments and Hedging

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative Instruments and Hedging. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal quarters and fiscal years beginning after June 15, 1999. The Company is currently studying the provisions of the SFAS 133 and the potential impact it may have on its financial statements.

4.       Earnings Per Share

         In February  1997,  The  Financial  Accounting  Standards  Board issued
         Statement of Financial Accounting Standards SFAS No. 128, "Earnings per
         Share" (SFAS No. 128). The Statement redefines earnings per share (EPS) under generally accepted accounting principles. Under the new standard, primary (EPS) is replaced by basic EPS and fully diluted EPS is replaced by diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements. SFAS No. 128 was adopted in the fourth quarter of 1997 and the EPS for all periods presented have been restated to conform with the provisions of SFAS No.
         128. The following table represents unaudited disclosures of basic and diluted EPS in accordance with SFAS No. 128 for the periods presented below:

                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                 -----------------------------       ------------------------------
                                                       1998             1997                1998            1997
                                                 -------------   -------------       -------------   --------------
         (in thousands, except per share amounts)

         Net income available to
              common shareholders                    $   6,943       $  22,609           $  11,116       $   43,037

         Shares
              Basic shares                              52,615          51,818              52,591           51,729
              Effect of Dilutive Securities              2,415           3,916               2,363            4,008
                                                        ------          ------              ------           ------
              Diluted shares                            55,030          55,734              54,954           55,737
                                                        ======          ======              ======           ======

         Earnings per common share
              Basic EPS                              $    0.13       $    0.44           $    0.21       $     0.83
              Diluted EPS                            $    0.13       $    0.41           $    0.20       $     0.77


         Antidilutive Options. Options to purchase 2,774,000 and 63,000 shares of common stock outstanding as of June 30, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three month periods then ended. Options to purchase 2,832,000 and 47,000 shares of common stock outstanding as of June 30, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the six month periods then ended.

6.       Balance Sheet Components (in thousands)
                                                          June 30,  December 31,
                                                           1998         1997
                                                         --------      --------
Accounts receivable:

Accounts receivable                                      $ 65,382      $ 32,315
  Less Allowance for doubtful accounts
  and sales returns                                        (1,626)       (1,385)
                                                         --------      --------
                                                         $ 63,756      $ 30,930
                                                         ========      ========

Inventories:

Raw materials                                            $ 16,852      $ 19,216
Work-in-process                                             3,735         3,183
Finished goods                                                427         1,391
                                                         --------      --------
                                                         $ 21,014      $ 23,790
                                                         ========      ========

Other current assets:

Receivable from subcontract manufacturers                $ 18,402      $ 17,642
Other                                                      14,238        14,803
                                                         --------      --------
                                                         $ 32,640      $ 32,445
                                                         ========      ========

Property and equipment:

Land                                                     $ 27,384      $ 27,351
Equipment and purchased software                           40,269        34,201
Furniture and leasehold improvements                        8,369         7,494
                                                         --------      --------
                                                           76,022        69,046
Less accumulated depreciation and amortization            (27,919)      (22,544)
                                                         --------      --------
                                                         $ 48,103      $ 46,502
                                                         ========      ========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis and the audited consolidated financial statements of Electronics for Imaging, Inc. (the Company) and related notes thereto contained in the Company's 1997 Annual Report to Stockholders. Results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 1998. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company's results, please see the section entitled "Factors that Could Adversely Affect Performance" below and in the Company's 1997 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company periodically reviews such factors to ensure their appropriateness.

Results of Operations for the Three and Six Month Periods Ended June 30, 1997 and 1998

Revenue
Revenue decreased 4.4% to $ 96.2 million in the second quarter of 1998, compared to $100.6 million in the second quarter of 1997, however the corresponding unit volume increased approximately 112%. Revenue decreased 6.8 % to $ 178.7 million in the six month period ended June 30, 1998, compared to $191.6 million in the same period of 1997, however the corresponding unit volume increased approximately 56%. The decrease in revenue is primarily due to price reductions on existing product lines in anticipation of new product introductions as well as continued weak sales from Asia, particularly in Japan, due to the ongoing weakness in those economies.

The Company's revenue for 1998 is principally derived from three major categories. The first category is made up of stand-alone servers which connect digital color copiers. This category includes Fiery XJ and XJ+, which accounted for a vast majority of the Company's revenue prior to 1998. The second category is made up of embedded, desktop and bundled color solutions primarily for the office market. The third category is made up of controllers for digital black & white products.

The following is a break-down of categories of Revenue both in terms of volume, as a percentage (%) of total units shipped, and absolute revenue dollars.

                                                            Three Months Ended                         Three Months Ended
                                                               June 30, 1998                              June 30, 1997
                                                   -------------------------------------       -------------------------------------
(dollars in thousands)                             Volume                 Revenue              Volume               Revenue
                                                   ------       ------------------------       ------       ------------------------
Stand-alone Servers Connecting
      to Digital Color Copiers                       26.5%      $ 60,882           63.3%         71.2%      $ 83,014           82.5%

Embedded, Desktop Controllers
     & Bundled Color Solutions                       53.6%        18,717           19.5%         28.8%        10,326           10.3%

Controllers for Digital
     Black & White Solutions                         19.9%         7,710            8.0%          0.0%             0            0.0%

Spares, licensing
     & other misc. sources                            0.0%         8,848            9.2%          0.0%         7,293            7.2%
                                                    -----       --------          -----         -----       --------          -----

Total revenues                                      100.0%      $ 96,157          100.0%        100.0%      $100,633          100.0%
                                                    =====       ========          =====         =====       ========          =====


                                                             Six Months Ended                           Six Months Ended
                                                               June 30, 1998                              June 30, 1997
                                                   -------------------------------------       -------------------------------------
(dollars in thousands)                             Volume                 Revenue              Volume               Revenue
                                                   ------       ------------------------       ------       ------------------------
Stand-alone Servers Connecting
      to Digital Color Copiers                       37.3%      $125,011           70.0%         67.5%      $147,844           77.1%

Embedded, Desktop Controllers
     & Bundled Color Solutions                       48.2%        28,626           16.0%         32.5%        23,483           12.3%

Controllers for Digital
     Black & White Solutions                         14.5%         8,838            4.9%          0.0%             0            0.0%

Spares, licensing
     & other misc. sources                            0.0%        16,205            9.1%          0.0%        20,312           10.6%
                                                    -----       --------          -----         -----       --------          -----

Total revenues                                      100.0%      $178,680          100.0%        100.0%      $191,639          100.0%
                                                    =====       ========          =====         =====       ========          =====


         As noted above growth took place in the three and six months ended June 30, 1998 in the two newer product categories - the Embedded Desktop Controllers & Bundled Color Solutions and the Controllers for Digital Black and White Solutions. These products are generally characterized by much higher unit volumes but lower unit prices and associated margins than the Company has experienced in its more traditional Stand-alone Server line of products. Over time the Company anticipates further growth in these newer categories as a percentage of total revenue. To the extent these categories do not grow over time in absolute terms or the Company is not able to meet demand for higher unit volumes, it could have a material adverse affect on the Company. The Company believes that Stand-alone server products have not experienced year over year revenue growth in 1998 not because of a significant change in unit volume, but rather due largely to price reductions on the Company's older generations of product that will effectively be replaced by a newer generation of product throughout 1998 as the different OEM customers qualify the new product and begin to order in increasing volumes.

Sales by Geographic Market for the three and six months ended June 30, 1998 were as follows:

                                       Three Months Ended                                 Six Months Ended
(in thousands)                           June 30, 1998                                      June 30, 1998
                                  ------------------------------                       -----------------------------
North America                       $     45,319          47.1%                         $    83,080           46.5%

Europe                                    34,247          35.6%                              63,909           35.8%

Japan                                     13,071          13.6%                              25,840           14.5%

Rest of World                              3,520           3.7%                               5,851            3.3%
                                  ---------------   ------------                       -------------    ------------

                                    $     96,157         100.0%                         $   178,680          100.0%
                                  ===============   ============                       =============    ============


As discussed below, shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations which in turn sell through to foreign locations. As a result of these factors, the Company believes that sales of its products into Europe and Japan may actually be higher, though accurate data is difficult to obtain. The Company expects that international revenue will continue to represent a significant portion of its total revenue.

In the middle of the second quarter of 1997, one of the Company's major customers began having its products for the European market shipped directly to Europe rather than through the United States. In order to have a more consistent comparison between the three and six months ended June 30, 1998 as compared to the same periods in 1997 we have restated 1998 and 1997 figures on a pro-forma basis as if this particular major customer was still shipping products for the European market through its United States operations. This has the affect of slightly overstating sales in the United States market and understating sales ultimately bound for the European market, however it does provide for a consistent comparison between the two years.


Pro-forma - as if goods for one major  customer's  European  market  were  still shipped through the United States

                        Three Months Ended                                   Six Months Ended
                             June 30,                Increase                     June 30,               Increase
                       1998             1997        (Decrease)             1998          1997           (Decrease)
                   --------------  --------------   -----------         ------------  ------------    -------------
North America       $     51,127    $     49,242          3.8%          $    96,571   $    96,556             0.0%

Europe                    28,439          28,874        (1.5%)               50,418        51,379           (1.9%)

Japan                     13,071          19,010       (31.2%)               25,840        37,553          (31.2%)

Rest of World              3,520           3,507          0.4%                5,851         6,151           (4.9%)
                   --------------  --------------   -----------           ----------  ------------    -------------

                    $     96,157    $    100,633        (4.4%)          $   178,680   $   191,639           (6.8%)
                   ==============  ==============   ===========         ============  ============    =============

Although revenues for all markets, except Japan, are essentially flat, as noted previously, the unit volume for the entire company has increased by 112% quarter over quarter and 56% six months over six months. The increase in volume has essentially been offset by the effect of price reductions on the Company's older product lines, effective January of fiscal 1998, as well as a shift in product mix to less expensive desktop units. The Company expects the shift in product mix to continue however this may be tempered somewhat as the new Fiery ZX stand alone server line begins to ship in larger volumes in the latter half of 1998. The decline in sales to Japan is primarily due to a continued weakness in the Japanese and other Asian economies.

Substantially all of the revenue of both periods was attributable to sales of products through the Company's OEM channels with such partners as Canon, Xerox, Ricoh, Minolta, Fuji Xerox, Oce, Epson, Sharp and others. During 1998, the Company has continued work on both increasing the number, and expanding the size of existing relationships with OEM partners. For the three and six month periods ended June 30, 1998, the Company continued to rely on three OEM customers, Canon, Xerox and Ricoh for 66.3% and 70.9% of it's revenue for the respective periods as, compared to 85.0% and 85.6%, reported for the same periods of 1997. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations. In addition, no assurance can be given that the Company's relationships with these OEM partners will continue. In addition, the Company's historical results have followed a seasonal pattern reflecting the buying patterns of these large OEM customers. That historical pattern has indicated the Company's fiscal fourth quarter results may be adversely affected by a desire on the part of some or all its' OEM customers to slow down, or otherwise delay fourth quarter orders in order to minimize their respective inventory investments at the end of their fiscal year.

The Company continues to work on the development of products utilizing the Fiery architecture and other products and intends to continue to introduce new generations of Fiery products and other new product lines in the remainder of 1998 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.

Cost of Revenue

Historically, a majority of the Company's cost of revenue has been attributable to the sale of Fiery Color Servers. Fiery Color Servers as well as embedded desktop controllers and digital black and white products are manufactured by third-party manufacturers who purchase most of the necessary components. The Company sources directly proprietary memory, certain ASICs, and software licensed from various sources, including PostScript interpreter software, which the Company licenses from Adobe Systems, Inc. The Company's gross margin was 42.8% and 43.8% for the three and six month periods ended June 30, 1998, down from 54.9% for both of the corresponding periods of 1997. This was due to a combination of factors including a higher mix of low end products with relatively lower margins including new embedded products and black and white products that the Company introduced during 1998. The Company also initiated price reductions on older products as of January 1, 1998 in light of pending introductions of newer generations of product. The Company expects that sales of products with relatively lower margins may further increase as a percentage of revenue. Such products include older products for which prices are reduced during product transitions, embedded products for both desktop printers and copiers, and stand-alone and embedded controllers for black-and-white copiers. If such sales increase as a percentage of the Company's revenue, gross margins may further decline.

In general, the Company believes that gross margin will continue to be impacted by a variety of factors. These factors include the availability and pricing of key components (including DRAM and Postscript interpreter software), third party manufacturing costs, product, channel and geographic mix, the success of the Company's product transitions and new products, competition, and general economic conditions in the United States and abroad. Consequently, the Company anticipates gross margins will fluctuate from quarter to quarter.

Operating Expenses

Operating expenses for the three and six month periods ended June 30, 1998 increased $9.3 million and $21.6 million or 41.3% and 50.1%, respectively, from the corresponding periods in 1997. Operating expenses in 1998 also constituted a higher percentage of revenues than in 1997, 33.2% versus 22.5% for the three month periods ended June 30 and 36.3% and 22.5% for the six month periods ended June 30, respectively. Increases in operating expenses in absolute dollars were primarily caused by the hiring of additional full time employees - a net increase of 125 people or 29.0% from June 30, 1997 to June 30, 1998. The Company has hired additional employees to support product development as well as to support expanded operations. The increase in operating expenses as a percentage of revenues resulted from both increases in absolute costs as previously discussed and a decrease in revenues in 1998 compared to the corresponding periods in 1997. The Company anticipates that operating expenses will continue to grow and may increase both in absolute dollars and as a percentage of revenue. The components of operating expenses are detailed below.

Research and Development. Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting and nonrecurring engineering expenses, depreciation, and costs of prototype materials. Research and development expenses were $14.1 million and $28.2 million or 14.7% and 15.8% of revenues, respectively, for the three and six month periods ended June 30, 1998, compared to $9.3 million and $17.4 million or 9.2% and 9.1% of revenue in the corresponding periods of 1997. Research and development expenses have increased primarily due to an increase in research and development projects, which has led to an increase in engineering headcount of 34.9% from June 30, 1997 to June 30, 1998. In addition, due to all of the new product development, the Company has experienced an increase in non-recurring engineering expenses for prototype development. The Company believes that the development of new products and enhancement of existing products is essential to its continued success, and management intends to continue to devote substantial resources to research and new product development. Accordingly, the Company expects that its research and development expenses may increase in absolute dollars and possibly also as a percentage of revenue.

Sales and Marketing. Such expenses include personnel expenses, costs for tradeshows, marketing programs and other promotional material, sales commissions, travel and entertainment expense, depreciation, and costs associated with sales offices in the United States, Europe and Japan and other locations around the world. Sales and marketing expenses were $14.0 million or
14.5 % of revenue in the second  quarter of 1998,  compared to $10.5  million or
10.4 % of revenue in the corresponding quarter of 1997. Sales and marketing expenses were $29.3 million or 16.4% of revenue for the six month period ended 1998, compared to $20.0 million or 10.5% of revenue in the corresponding period of 1997. Sales and marketing expenses increased in absolute dollars and as a percentage of total revenue due primarily to a 23.2% increase in employee headcount from June 30, 1997 to June 30, 1998. In addition, cost required for the introduction, promotion and support of a broader range of current products with both existing and new OEM relationships as well as technology alliance partners has increased. The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, launch new Fiery models and other products, and continue to build its worldwide sales and marketing organization.

General and Administrative. Such expenses consist primarily of personnel expenses and, to a lesser extent, professional fees, expenses required of a public company, and depreciation and facility costs. General and administrative expenses were $3.9 million or 4.0% of revenue for the three month period ended June 30, 1998, compared to $2.8 million or 2.8% of revenue in the corresponding period of 1997. General and administrative expenses were $7.3 million or 4.1% of revenue for the six month period ended June 30, 1998, compared to $5.7 million or 3.0% of revenue in the corresponding period of 1997. The increases were primarily due to increased headcount as well as other operating expenses including the use of outside consultants for legal and other matters. The Company expects that its general and administrative expenses may increase in absolute dollars and possibly also as a percentage of revenue in order to support the Company's efforts to grow its business. In addition, the Company anticipates certain non recurring general and administrative expenses beginning in the fourth fiscal quarter, and for one to two quarters thereafter, related to the Company's pending move to a new central facility in Foster City.

Other income

Other income relates mainly to interest income and expense and gains and losses on foreign currency transactions. Other income decreased by $1.1 million or 41.0% to $1.6 million and by $1.5 million or 27.5% to $3.8 million, in the three and six month periods ended June 30, 1998, respectively, compared to $2.7 million and $5.3 million in the corresponding periods ended June 30, 1997. The decrease was due in part to $0.8 million in losses suffered on Asian currency denominated transactions. Although to date the Company's exposure to currency fluctuations has been relatively minor, in response to recent currency fluctuations in Asia - the Company began to implement a hedging program in June 1998. In addition, the Company has been earning approximately $0.2 million less per quarter on interest in 1998 compared to 1997 due to a decline in market interest rates.

Income Taxes

The Company's effective tax rate was 36.0% for the second quarter of 1998 and 1997. In each period the Company benefited from increased tax-exempt interest income, increases in foreign sales and to a lesser extent the utilization of research and development credits in achieving a consolidated effective tax rate lower than the consolidated federal and state statutory income tax rate. The Company anticipates that these benefits will continue and may increase as a percentage of income before income taxes resulting in a favorable impact on the Company's consolidated effective tax rate.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased by $5.3 million to $239.9 million as of June 30, 1998 compared to $245.3 million as of June 30, 1997. The Company has an investment portfolio of short-term investments comprised of fixed income securities that are classified as "held to maturity securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities.

Net cash provided by operating activities decreased to $3.7 million for the six month period ended June 30, 1998 compared to $36.4 million for the corresponding period ended June 30, 1997. The

$32.7 million six month over six month decrease was a result of a decrease in net income and to a lesser extent an increase in account receivables. The $33.1 million increase in accounts receivable within fiscal 1998 was mainly due to timing differences in payments from customers. For example, the Company received approximately $8.0 million in payments from one customer in the first two business days following the end of the quarter. To a lesser degree the increase within fiscal 1998 was also due to the relatively higher volume in revenue for the quarter ended June 30, 1998 as compared to the quarter ended December 31, 1997. The Company purchased approximately $6.8 million of capital equipment and furniture during the six month period ended June 30, 1998 compared to purchases of $5.6 million in the corresponding period of 1997. Cash provided by the exercise of options amounted to $0.4 million for the six month period ended June 30, 1998, a $2.0 million decrease over the corresponding period in 1997.

The Company does not have a comprehensive and formal Year 2000 plan for all of its operations. The Company has informally reviewed its internal MIS systems and believes that Year 2000 issues will not materially affect its internal MIS systems. Also, the Company has tested its products to determine if the products will successfully rollover from the years 1999 to 2000 and 2000 to 2001, and if the products will correctly recognize the date February 29, 2000. Products first released after November 1, 1997 have passed internal tests for these criteria, and future products will be required to pass the same internal tests before shipping. Because the Company cannot control other companies' products used in conjunction with the Company's products (such as other companies' software), the Company does not intend to assure its customers that its products will meet the above-referenced criteria when used in conjunction with any other software or hardware not manufactured by the Company. To date, the Company has not reviewed Year 2000 plans and preparations of its manufacturers, suppliers, customers, and other third parties with whom it does business. The Company continues to assess the effects and costs associated with possible Year 2000; however, the total effects and costs are unknown to the Company at this time, and there can be no assurance that such effects and costs will not have a material adverse effect on the Company, its financial condition, results of operations.

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

Reliance on Continued Demand for the Company's Products That Enable Color Printing of Digital Data and the effects of a Potential Decrease

Although the Company has expanded its product line in recent years, and continues to explore opportunities to further diversify its business, the Company's business has been focused heavily on sales of products that enable the color printing of digital data. Should conditions arise that reduce the demand for this service, the Company's results of operations may be adversely affected. The Company believes that purchases of the Company's products may be affected by a variety of economic conditions and considerations, and there can be no assurance that demand for the Company's products will continue at current levels. For example, although such conditions are difficult to predict, the Company is not assuming that there will be significant improvement in economic conditions in Japan during the remainder of 1998. The Company believes that continued economic distress in Japan and elsewhere in Asia may limit demand in these regions for the Company's products. In addition, it is possible that individuals with responsibility for purchasing the Company's products, such as information technology professionals, may choose to devote available discretionary resources to other perceived needs, such as technology expenses associated with Year 2000 preparation and, or Euro currency conversion projects.

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

Fluctuations in Operating Results

Operating results may fluctuate due to factors such as demand for the Company's products, success and timing of the new product introductions, price reductions by the Company and its competitors, delay, cancellation or rescheduling of orders, product performance, or availability of key components. Operating results may also fluctuate due to seasonal purchasing patterns of its OEM partners or the status of the Company's relationships with its OEM partners as well as to performance of third-party manufacturers or the status of the Company's relationships with its key suppliers. The Company's results have followed a seasonal pattern reflecting the buying patterns of its' large OEM customers. In the past that pattern has indicated the Company's fiscal fourth quarter results may be adversely affected by a desire on the part of some or all its' OEM customers to slow down, or otherwise delay fourth quarter orders in order to minimize their inventory investment at the end of their fiscal year. Moreover, the Company's ability to develop and market new products, the timing and amount of sales and marketing expenditures, and the general demand for color copiers, digital black-and-white copiers, and color laser printers will also effect operating results.

Interest Rate risk

The Company has an investment portfolio of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit these exposures by investing primarily in short-term securities.

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

International Operations and Currency Fluctuations

Approximately 52.9% and 53.5%, respectively, of the Company's product revenue for the three and six month periods ended June 30, 1998, were attributable to international sales, primarily in Europe and Japan. The Company expects that international sales will continue to represent a significant portion of its total revenue. The Company is subject to certain risks associated with international operations, including tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies, which may on occasion be delayed or difficult to obtain. Given the significance of international sales to the Company, the Company faces a continuing risk in that the strengthening of the U.S. dollar versus the Japanese yen and major European currencies could adversely impact the Company's revenues and gross margin. Although the Company typically invoices in U.S. dollars, these adverse impacts could occur through lower unit demand and the necessity to lower average selling prices to compensate for the reduced strength of local currencies. Where the company does invoice in local currency, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and where appropriate the use of hedge oriented financial market instruments. To date the Company has primarily utilized forward contracts to mitigate its exposure in these markets.

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

Year 2000 Issues

The Company does not have a comprehensive and formal Year 2000 plan for all of its operations. The Company has informally reviewed its internal MIS systems and believes that Year 2000 issues will not materially affect its internal MIS systems. Also, the Company has tested its products to determine if the products will successfully rollover from the years 1999 to 2000 and 2000 to 2001, and if the products will correctly recognize the date February 29, 2000. Products first released after November 1, 1997 have passed internal tests for these criteria, and future products will be required to pass the same internal tests before shipping. Because the Company cannot control other companies' products used in conjunction with the Company's products (such as other companies' software), the Company does not intend to assure its customers that its products will meet the above-referenced criteria when used in conjunction with any other software or hardware not manufactured by the Company. To date, the Company has not reviewed Year 2000 plans and preparations of its manufacturers, suppliers, customers, and other third parties with whom it does business. . The Company continues to assess the effects and costs associated with possible Year 2000; however, the total effects and costs are unknown to the Company at this time, and there can be no assurance that such effects and costs will not have a material adverse effect on the Company, its financial condition, results of operations.

PART II           OTHER INFORMATION


     ITEMS 1 - 3.

There is no applicable information to report under Part II, Items 1 - 3 during the period covered by this report.



     ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to the stockholders of the Company at the Company's Annual Meeting of Stockholders held May 7, 1998.

         (a) The election of six directors to serve a one-year term until their successors are duly elected and qualified. The following is a summary of the votes cast for and the votes withheld for each individual.

                                                Votes For         Votes Withheld
                                                ---------         --------------

                      Efraim Arazi              47,749,452           193,708
                      Dan Avida                 47,780,249           152,911
                      Gill Cogan                47,754,121           189,039
                      Dan Maydan                47,784,831           158,329
                      Jean-Louis Gassee         47,781,022           162,138
                      Thomas Unterberg          47,781,807           161,353


         (b) The approval of an amendment to the Company's 1990 Stock Plan to increase the number of shares reserved for issuance thereunder by an additional 1,000,000 shares. Results of the voting included 31,336,820 votes for, 16,096,272 votes against and 510,068 shares abstained or not voted.

         (c) The ratification of the appointment of Price Waterhouse LLP as the independent accountants of the Company for the fiscal year ended December 31, 1998. Results of the voting included 47,845,061 votes for, 52,880 votes against and 45,219 shares abstained.


     ITEM 5.          OTHER INFORMATION

Effective July 15, 1998 the Company accepted the resignation of an Executive Officer - Jeffrey Lenches, Executive Vice President since October 1994 and an Officer of the Company since 1991. Certain other changes in the make-up of the Executive Officers as announced on August 6, 1998 are as follows:

Mr. Fred Rosenzweig, previously Vice President, Manufacturing and Support will become Executive Vice President of Operations. Mr Rosenzweig will continue in his capacity as Vice President, Manufacturing and Support until such time as the Company hires an individual who can assume some or all of his previous responsibilities.

Mr. Eric Saltzman, previously Vice President, Strategic Relations, General Counsel and Corporate Secretary will become Chief Financial Officer & General Counsel.

Ms. Jan Smith previously Vice President of Human Resources, will become Vice President of Human Resources and Corporate Communications and an Executive Officer of the Company.

Mr. Mark Lee previously a Vice President of Sales for the Company will become the Vice President of Worldwide Sales and an Executive Officer of the Company. Mr. Lee will continue in his capacity as Vice President of Sales until such time as the Company hires an individual who can assume some or all of his previous responsibilities.

Pursuant to recent changes to the proxy rules, unless a stockholder who wishes to bring a matter before the stockholders at the Company's 1999 annual meeting of stockholders notifies the Company of such matter prior to February 15, 1999, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.

Other than the information reported above, there is no additional applicable information to report under Part II, Item 5 during the period covered by this report.

     ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)          Exhibits
                      Exhibit 27.1 Financial Data Schedule.............. Page 23

         (b)          Reports on Form 8-K
                      No reports on Form 8-K were filed by the Company during the three month period ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ELECTRONICS FOR IMAGING, INC.

Date: August 6, 1998


                                         By /s/  Dan Avida
                                         --------------------------------------
                                         Dan Avida
                                         President and Chief Executive Officer




                                         By /s/  Eric Saltzman
                                         --------------------------------------
                                         Eric Saltzman
                                         Chief Financial Officer