Form 10-Q
period 1998-09-30
ELECTRONICS FOR IMAGING INC
filed 1998-11-13
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of Common Stock outstanding as of November 4, 1998 was 53,158,268.



                                         ELECTRONICS FOR IMAGING, INC.

                                                     INDEX



                                                                                                      Page No.
PART I - Financial Information

Item 1.           Condensed Consolidated Financial Statements

                      Condensed Consolidated Statements of Income
                           Three Months Ended September 30, 1998 and 1997, and
                           Nine Months Ended September 30, 1998 and 1997.....................................3

                      Condensed Consolidated Balance Sheets
                           September 30, 1998 and December 31, 1997 .........................................4

                      Condensed Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 1998 and 1997 ....................................5

                      Notes to Condensed Consolidated Financial Statements ..................................6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .......................................................9


PART II - Other Information

Items 1 - 5.      Not Applicable ...........................................................................21

Item 6.           Exhibits and Reports on Form 8-K .........................................................21


Signatures .................................................................................................22



PART I            Financial Information

     ITEM 1.          Condensed Consolidated Financial Statements


                                            ELECTRONICS FOR IMAGING, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share amounts)
                                                     (Unaudited)


                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                                 -----------------------------       ------------------------------
                                                     1998             1997                1998            1997
                                                 -------------   -------------       -------------   --------------
Revenue                                          $     125,327   $     107,323       $     304,007   $      298,962
Cost of revenue                                         71,436          48,295             171,770          134,795
                                                 -------------   -------------       -------------   --------------
                                                        53,891          59,028             132,237          164,167
                                                 -------------   -------------       -------------   --------------

Operating expenses:
   Research and development                             14,914          10,753              43,087           28,144
   Sales and marketing                                  13,957          10,520              43,241           30,565
   General and administrative                            4,120           2,913              11,449            8,627
                                                 -------------   -------------       -------------   --------------

                                                        32,991          24,186              97,777           67,336
                                                 -------------   -------------       -------------   --------------

     Income from operations                             20,900          34,842              34,460           96,831

Other income, net                                        2,419           2,523               6,229            7,779
                                                 -------------   -------------       -------------   --------------

     Income before income taxes                         23,319          37,365              40,689          104,610

Provision for income taxes                               6,816          13,451              13,070           37,659
                                                 -------------   -------------       -------------   --------------

     Net income                                  $      16,503   $      23,914       $      27,619   $       66,951
                                                 =============   =============       =============   ==============


Net income per basic common share                $        0.31   $        0.46       $        0.52   $         1.29
                                                 =============   =============       =============   ==============

Shares used in per share
   calculation (basic)                                  52,641          52,139              52,608           51,866
                                                 =============   =============       =============   ==============


Net income per diluted common share              $        0.31   $        0.43       $        0.51   $         1.20
                                                 =============   =============       =============   ==============

Shares used in per share
   calculation (diluted)                                53,929          56,216              54,067           55,897
                                                 =============   =============       =============   ==============

See accompanying notes to condensed consolidated financial statements.


                                       ELECTRONICS FOR IMAGING, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share and per share amounts)
                                                (Unaudited)

                                                                   September 30,              December 31,
                                                                       1998                       1997
                                                                  --------------             -------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $   64,742                  $ 57,195
   Short-term investments                                                214,723                   185,536
   Accounts receivable, net                                               70,423                    30,930
   Inventories                                                            16,202                    23,790
   Other current assets                                                   25,043                    32,445
                                                                  --------------             -------------

     Total current assets                                                391,133                   329,896

Property and equipment, net                                               45,852                    46,502
Other assets                                                               8,733                     9,600
                                                                  --------------             -------------

     Total assets                                                     $  445,718                 $ 385,998
                                                                  --------------             -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $   37,253                 $  20,255
   Accrued and other liabilities                                          26,532                    19,891
   Income taxes payable                                                   11,020                     2,923
                                                                  --------------             -------------

     Total current liabilities                                            74,805                    43,069
                                                                  --------------             -------------

Long-term debt                                                             3,924                     4,064
                                                                  --------------             -------------

Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000,000 shares
     authorized; none issued and outstanding                                  --                        --
   Common Stock, $.01 par value, 150,000,000 shares
      authorized; 52,657,312 and 52,558,383 shares issued
      and outstanding, respectively                                          527                       524
   Additional paid-in capital                                            137,914                   137,264
   Cumulative translation adjustment                                        (148)                       --
   Retained earnings                                                     228,696                   201,077
                                                                  --------------             -------------

     Total stockholders' equity                                          366,989                   338,865
                                                                  --------------             -------------

     Total liabilities and stockholders' equity                       $  445,718                 $ 385,998
                                                                  --------------             -------------

See accompanying notes to condensed consolidated financial statements.



                                       ELECTRONICS FOR IMAGING, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                (Unaudited)

                                                                   Nine Months Ended September 30,
                                                                  ---------------------------------
                                                                     1998                    1997
                                                                  ----------             ----------
Cash flows from operating activities:
   Net income                                                     $   27,619             $   66,951
   Adjustments  to  reconcile  net  income  to net
    cash  provided  by  operating activities:
       Depreciation and amortization                                  10,146                  4,454
       Provision for doubtful accounts
         and sales returns                                               241                 (1,269)
       Other                                                            (148)                    --
     Changes in operating assets and liabilities:
         Accounts receivable                                         (39,734)               (12,944)
         Inventories                                                   7,588                 (4,746)
         Receivables from subcontract manufacturers                    7,808                 (4,184)
         Other current assets                                           (406)                (4,898)
         Accounts payable and accrued liabilities                     23,639                  9,638
         Income taxes payable                                          8,097                 12,240
                                                                  ----------             ----------

           Net cash provided by operating activities                  44,850                 65,242
                                                                  ----------             ----------

Cash flows from investing activities:
   Purchase of short-term investments                               (147,927)              (141,013)
   Sales and maturities of short-term investments                    118,740                102,639
   Purchase of property and equipment, net                            (8,679)               (30,210)
   Increase (decrease) of other assets, net                               50                    (83)
                                                                  ----------             ----------

           Net cash used for investing activities                    (37,816)               (68,667)
                                                                  ----------             ----------

Cash flows from financing activities:
   Repayment of bonds payable                                           (140)                    --
   Issuance of common stock related to stock plans                       653                  8,501
                                                                  ----------             ----------

           Net cash provided by financing activities                     513                  8,501
                                                                  ----------             ----------

Net change in cash and cash equivalents                                7,547                  5,076

Cash and cash equivalents at beginning of period                      57,195                 71,946
                                                                  ----------             ----------

Cash and cash equivalents at end of period
                                                                  $   64,742             $   77,022
                                                                  ==========             ==========

See accompanying notes to condensed consolidated financial statements.

                                                     5

                          ELECTRONICS FOR IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc. (the Company) as of and for the interim periods ended September 30, 1998, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1997, contained in the Company's Annual Report to Stockholders. In the opinion of management the condensed consolidated financial statements include all adjustments (consisting generally of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto referred to above.

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

         The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended September 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2.       Comprehensive Income

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. There was no material difference between Comprehensive income and Net income for the three and nine months ended September 30, 1998.

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

                                                                  Three Months Ended  Nine Months Ended
                                                                     September 30,       September 30,
                                                                  --------------------------------------
                                                                  1998      1997      1998      1997
                                                                  ----      ----      ----      ----
(in thousands, except per share amounts)
Net income available to
     common shareholders                                          $16,503   $23,914   $27,619   $66,951

Shares
     Basic shares                                                  52,641    52,139    52,608    51,866
     Effect of Dilutive Securities                                  1,288     4,077     1,459     4,031
                                                                  -------   -------   -------   -------
     Diluted shares                                                53,929    56,216    54,067    55,897
                                                                  =======   =======   =======   =======

Earnings per common share
     Basic EPS                                                    $  0.31   $  0.46   $  0.52   $  1.29
     Diluted EPS                                                  $  0.31   $  0.43   $  0.51   $  1.20


         Antidilutive Options. Options to purchase 2,890,000 and 50,000 shares of common stock outstanding as of September 30, 1998 and 1997, respectively, were not included in the computations of diluted EPS for the three-month periods then ended because the options' exercise prices were greater than the average market price of the common shares for the three month periods then ended. Options to purchase 2,849,000 and 345,000 shares of common stock outstanding as of September 30, 1998 and 1997, respectively, were not included in the computations of diluted EPS for the nine-month periods then ended because the options' exercise prices were greater than the average market price of the common shares for the nine month periods then ended.

6.       Balance Sheet Components (in thousands)

                                              September 30, December 31,
                                                   1998        1997
                                                 --------    --------

Accounts receivable:

Accounts receivable                              $ 72,049    $ 32,315
  Less Allowance for doubtful accounts
  and sales returns                                (1,626)     (1,385)
                                                 --------    --------
                                                 $ 70,423    $ 30,930
                                                 ========    ========

Inventories:

Raw materials                                    $ 13,895    $ 19,216
Work-in-process                                     1,393       3,183
Finished goods                                        914       1,391
                                                 --------    --------

                                                 $ 16,202    $ 23,790
                                                 ========    ========

Other current assets:

Receivable from subcontract manufacturers        $  9,834    $ 17,642
Other                                              15,209      14,803
                                                 --------    --------

                                                 $ 25,043    $ 32,445
                                                 ========    ========

Property and equipment:

Land                                             $ 27,461    $ 27,351
Equipment and purchased software                   41,575      34,201
Furniture and leasehold improvements                7,717       7,494
                                                 --------    --------
                                                   76,753      69,046
Less accumulated depreciation and amortization    (30,901)    (22,544)
                                                 --------    --------

                                                 $ 45,852    $ 46,502
                                                 ========    ========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements of Electronics for Imaging, Inc. (the Company) and related notes thereto contained in the Company's 1997 Annual Report to Stockholders. Results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 1998. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company's results, please see the section entitled "Factors that Could Adversely Affect Performance" below and in the Company's 1997 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company periodically reviews such factors to ensure their appropriateness.

Results of Operations for the Three and Nine Month Periods Ended September 30, 1997 and 1998

Revenue

Revenue increased 16.8% to $125.3 million in the third quarter of 1998, compared to $107.3 million in the third quarter of 1997, and the corresponding unit volume increased approximately 161.4%. Revenue increased 1.7% to $304.0 million in the nine month period ended September 30, 1998, compared to $299.0 million in the same period of 1997, and the corresponding unit volume increased approximately 91.9%. The increase in revenue is primarily due to significant increases in unit volumes and positive market acceptance of new product introductions, partially offset by price reductions on older product lines in anticipation of new product introductions.

The Company's revenue for 1998 is principally derived from three major categories. The first category is made up of stand-alone servers which connect digital color copiers into computer networks. This category includes Fiery XJ and XJ+, which accounted for a vast majority of the Company's revenue prior to 1998. The second category is made up of embedded, desktop and bundled color solutions primarily for the office market. The third category is made up of controllers for digital black & white products.

The  following is a break-down of categories of Revenue both in terms of volume, as a percentage (%) of total units shipped, and absolute revenue dollars.
                                             Three Months Ended                 Three Months Ended
                                             September 30, 1998                 September 30, 1997
                                      -------------------------------    ------------------------------
(dollars in thousands)                 Volume          Revenue             Volume         Revenue
                                      --------- ---------------------    ----------  ------------------
Stand-alone Servers Connecting
      to Digital Color Copiers           27.8%  $   83,865      66.9%      83.6%    $  92,852     86.5%

Embedded, Desktop Controllers
     & Bundled Color Solutions           54.1%      26,067      20.8%      16.4%        5,747      5.4%

Controllers for Digital
     Black & White Solutions             18.1%       4,674       3.7%       0.0%            0      0.0%

Spares, licensing
     & other misc. sources                N/A       10,721       8.6%       N/A         8,724      8.1%
                                      --------- ---------- ----------    ---------- ---------- --------

Total revenues                          100.0%  $  125,327     100.0%     100.0%    $ 107,323    100.0%
                                      ========= ========== ==========    ========== ========== ========

                                              Nine Months Ended                  Nine Months Ended
                                             September 30, 1998                 September 30, 1997
                                     --------------------------------    ------------------------------
   (dollars in thousands)              Volume          Revenue             Volume           Revenue
                                     ---------- ---------------------    ---------- -------------------
Stand-alone Servers Connecting
      to Digital Color Copiers           33.0%  $  208,876      68.7%      72.4%    $ 239,719     80.2%

Embedded, Desktop Controllers
     & Bundled Color Solutions           50.9%      54,693      18.0%      27.6%       30,207     10.1%

Controllers for Digital
     Black & White Solutions             16.1%      13,512       4.4%       0.0%            0      0.0%

Spares, licensing
     & other misc. sources                N/A       26,926       8.9%        N/A       29,036      9.7%
                                     ---------- ---------- ----------    ---------- ---------- --------

Total revenues                          100.0%  $  304,007     100.0%     100.0%    $ 298,962    100.0%
                                     ========== ========== ==========    ========== ========== ========

As noted above growth took place in the three and nine months ended September 30, 1998 in the two newer product categories - the Embedded Desktop Controllers & Bundled Color Solutions and the Controllers for Digital Black and White Solutions. These products are generally characterized by much higher unit volumes but lower unit prices and associated margins than the Company has experienced in its more traditional Stand-alone Server line of products. Over time the Company anticipates further growth in these newer categories as a percentage of total revenue. To the extent these categories do not grow over time in absolute terms or the Company is not able to meet demand for higher unit volumes, it could have a material adverse affect on the Company. The Company believes that Stand-alone server products have not experienced year over year revenue growth in 1998 due largely to price reductions on the Company's older generations of product that the Company believes are, and will be effectively replaced by newer product as the different OEM customers qualify that new product and begin to order in increasing volumes. In addition, low end products which previously shipped as servers have in 1998 begun to ship as embedded products. There can be no assurance that the new products will be qualified by all the OEM's or successfully compete or be accepted by the market or otherwise not be able to effectively replace the volume of revenue and, or income from the older products.

Sales by  geographic  market for the three and nine months ended  September  30,
1997 and 1998 were as follows:
                         Three Months Ended                            Nine Months Ended
                         September 30,              Increase           September 30,              Increase
                       1998           1997         (Decrease)       1998          1997           (Decrease)
                   --------------  --------------  -----------  ------------  ----------------  -------------

North America        $    64,098    $     45,041        42.3%   $   147,178   $   138,690 **        6.1% **

Europe                    38,920          36,331         7.1%       102,829        90,617 **       13.5% **

Japan                     18,857          20,315        (7.2%)       44,697        57,868         (22.8%)

Rest of World              3,452           5,636       (38.8%)        9,303        11,787         (21.1%)
                   --------------  --------------  -----------  ------------  ----------------  -------------
                     $   125,327    $    107,323        16.8%   $   304,007   $   298,962           1.7%
                   ==============  ==============  ===========  ============  ================  =============

** In the middle of the second quarter of 1997, one of the Company's major customers began having its products for the European market shipped directly to Europe rather than through the United States. The Company does not know the dollar amount of the corresponding shipments to Europe for the period from the beginning of the year to the middle of the second quarter of 1997. Therefore shipments to North America in 1997 are slightly overstated and shipments to Europe slightly understated for the nine month ended September 30, 1997. The Company estimates that the actual increase for North America and Europe from the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997 amounted to approximately 13% and 2%, respectively. Consequently the above indicated increase and decrease percentage for the nine month periods ended September 30, 1998 compared to the nine month period ended 1997 should be read with caution.


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

The unit volume for the entire Company has increased by 161.4% quarter over quarter and 91.9% nine month period over nine month period. The corresponding revenue increase has been tempered by the effect of price reductions on the Company's older product lines in 1998, as well as a shift in product mix to less expensive desktop units. The Company expects the shift in product mix to continue; however, this may be tempered somewhat as the new Fiery ZX stand alone server line begins to ship in larger volumes after its introduction in the third quarter of 1998.

Substantially all of the revenue of both periods was attributable to sales of products through the Company's OEM channels with such partners as Canon, Xerox, Ricoh, Minolta, Fuji Xerox, Konica, Oce, Epson, Sharp and others. During 1998, the Company has continued work on both increasing the number and expanding the size of existing relationships with OEM partners. For the three and nine month periods ended September 30, 1998, the Company continued to rely on three OEM customers, Canon, Xerox and Ricoh for 69.2 % and 70.2% of it's revenue for the respective periods, as compared to 85.3% and 85.5%, reported for the same periods of 1997. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations. In addition, no assurance can be given that the Company's relationships with these OEM partners will continue. Further, the Company's historical results have followed a seasonal pattern reflecting the buying patterns of these large OEM customers. That historical pattern has indicated the Company's fiscal fourth quarter results may be adversely affected by a desire on the part of some or all of its' OEM customers to slow down, or otherwise delay fourth quarter orders in order to minimize their respective inventory investments at the end of their fiscal years.

On October 28, 1998 the Company announced that it has provided Hewlett Packard Company with embedded Fiery X2e technology for the new HP Color Laserjet 8500 Printer which is HP's first A3 Tabloid Color Laser Printer for the Department Market. Hewlett Packard is the market leader among computer printer manufacturers for the Desktop market. The 8500 project basically calls for the Company to provide chipsets and software to HP which, as the products begin to ship in volume, will have a lower per unit revenue impact but a much higher per unit margin impact as a percentage of revenues than the Company's traditional products have had on the Company's results from operations. The Company continues to work on the development of products utilizing the Fiery architecture and other products and intends to continue to introduce new generations of Fiery products and other new product lines in the remainder of 1998 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.

Cost of Revenue

Historically, a majority of the Company's cost of revenue has been attributable to the sale of Fiery Color Servers. Fiery Color Servers as well as embedded desktop controllers and digital black and white products are manufactured by third-party manufacturers who purchase most of the necessary components. The Company sources directly processors, memory, certain ASICs, and software licensed from various sources, including PostScript interpreter software, which the Company licenses from Adobe Systems, Inc. The Company's gross margin was 43.0% and 43.5% for the three and nine month periods ended September 30, 1998, down from 55.0% and 54.9%, respectively, of the corresponding periods of 1997. This was due to a combination of factors, including a higher mix of low end products with relatively lower margins, including new embedded products and black and white products, and a different mix of OEM partners purchasing a different mix of products during the three and nine month periods. The Company also initiated price reductions on older products as of January 1, 1998 in light of pending introductions of newer generations of products. The Company expects that sales of products with relatively lower margins may further increase as a percentage of revenue. Such products include older products for which prices are reduced during product transitions, embedded products for both desktop printers and copiers, and stand-alone and embedded controllers for black-and-white copiers. If such sales increase as a percentage of the Company's revenue, gross margins may further decline.

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

Operating Expenses

Operating expenses for the three and nine month periods ended September 30, 1998 increased $8.8 million and $30.4 million or 36.4% and 45.2%, respectively, from the corresponding periods in 1997. Operating expenses in 1998 also constituted a higher percentage of revenues than in 1997, 26.3% versus 22.5% for the three month periods ended September 30 and 32.2% versus 22.5% for the nine month periods ended September 30. Increases in operating expenses in absolute dollars were primarily caused by costs associated with the development and introduction of new products during 1998 and the hiring of additional full time employees - a net increase of 72 people or 14.5% from September 30, 1997 to September 30, 1998. The Company has hired additional employees to support product development as well as to support expanded operations. The increase in operating expenses as a percentage of revenues resulted from increases in absolute costs. The Company anticipates that operating expenses will continue to grow and may increase both in absolute dollars and as a percentage of revenue. The components of operating expenses are detailed below.

Research and Development. Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting and nonrecurring engineering expenses, depreciation, and costs of prototype materials. Research and development expenses were $14.9 million and $43.1 million or 11.9% and 14.2% of revenues, respectively, for the three and nine month periods ended September 30, 1998, compared to $10.8 million and $28.1 million or 10.0% and 9.4% of revenue in the corresponding periods of 1997. Research and development expenses have increased primarily due to an increase in research and development projects, which has led to an increase in engineering headcount of 84.8% from September 30, 1997 to September 30, 1998. In addition, due to all of the new product development, the Company has experienced an increase in non-recurring engineering expenses for prototype development. The Company believes that the development of new products and enhancement of existing products is essential to its continued success, and management intends to continue to devote substantial resources to research and new product development. Accordingly, the Company expects that its research and development expenses may increase in absolute dollars and possibly also as a percentage of revenue.

Sales and Marketing. Such expenses include personnel expenses, costs for tradeshows, marketing programs and other promotional material, sales commissions, travel and entertainment expense, depreciation, and costs associated with sales offices in the United States, Europe and Japan and other locations around the world. Sales and marketing expenses were $14.0 million or 11.1% of revenue in the third quarter of 1998, compared to $10.5 million or 9.8% of revenue in the corresponding quarter of 1997. Sales and marketing expenses were $43.2 million or 14.2% of revenue for the nine month period ended 1998, compared to $30.6 million or 10.2% of revenue in the corresponding period of 1997. Sales and marketing expenses increased in absolute dollars and as a percentage of total revenue due primarily to a 42.4% increase in employee headcount since September 30, 1997. In addition, costs required for the introduction, promotion and support of a broader range of current products with both existing and new OEM relationships as well as technology alliance partners has increased. The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, launch new Fiery models and other products, and continue to build its worldwide sales and marketing organization.

General and Administrative. Such expenses consist primarily of personnel expenses and, to a lesser extent, professional fees, expenses required of a public company, and depreciation and facility costs. General and administrative expenses were $4.1 million or 3.3% of revenue for the three month period ended September 30, 1998, compared to $2.9 million or 2.7% of revenue in the corresponding period of 1997. General and administrative expenses were $11.5 million or 3.8% of revenue for the nine month period ended September 30, 1998, compared to $8.6 million or 2.9% of revenue in the corresponding period of 1997. The increases were primarily due to increased headcount as well as other operating expenses, including the use of outside consultants for legal and other matters. The Company expects that its general and administrative expenses may increase in absolute dollars and possibly also as a percentage of revenue in order to support the Company's efforts to grow its business. In addition, the Company anticipates certain non recurring general and administrative expenses beginning in the fourth fiscal quarter, and possibly for one to two quarters thereafter, related to the Company's pending move to a new central facility in Foster City, California.

Other income

Other income relates mainly to interest income and expense and gains and losses on foreign currency transactions. Other income decreased by $0.1 million or 4.1% to $2.4 million and by $1.6 million or 19.9% to $6.2 million, in the three and nine month periods ended September 30, 1998, compared to $2.5 million and $7.8 million in the corresponding periods ended September 30, 1997. The decrease for the nine month period was due in part to $1.3 million in losses suffered on Asian currency denominated transactions. Although to date the Company's exposure to currency fluctuations has been relatively minor, in response to recent currency fluctuations in Asia the Company began to implement a hedging program in June 1998. In addition, the Company has been earning less on interest in 1998 compared to 1997 due to a decline in market interest rates.

Income Taxes

The Company's effective tax rate was 32.1% for the nine month period ended September 30, 1998 compared to 36.0% for the corresponding period in 1997. The decrease in the effective tax rate was primarily the result of lower expected taxable income in fiscal 1998 as compared to fiscal 1997, primarily the result of lower expected taxable income in fiscal 1998 relative to non taxable income and tax credits as compared to the mix of taxable income and non-taxable income and credits in 1997. The effective tax rate of 32.1% for fiscal 1998 also assumed that the R&D tax credit would only be available for the first 6 months of the year. In the fourth quarter of fiscal 1998 the US Congress announced that the credit would be extended for all of fiscal 1998. Accordingly the Company may adjust the fourth quarter effective tax rate to reflect this change.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased by $36.8 million to $279.5 million as of September 30, 1998 compared to $242.7 million as of December 31, 1997. The Company has an investment portfolio of short-term investments comprised of fixed income securities that are classified as "held to maturity securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities.

Net cash provided by operating activities decreased to $44.9 million for the nine month period ended September 30, 1998 compared to $65.2 million for the corresponding period ended September 30, 1997. The $20.3 million decrease was mainly the result of a $39.3 million decrease in net income offset by changes in other operating assets and liabilities. The Company purchased approximately $8.6 million of capital equipment and furniture during the nine month period ended September 30, 1998 compared to purchases of $30.2 million in the corresponding period of 1997. Capital equipment and furniture spending decreased significantly, as the Company purchased land for its new corporate campus in Foster City, California for $20.2 million in cash and the assumption of $4.5 million in bonds payable during the third quarter in 1997. Cash provided by the exercise of options amounted to $0.7 million for the nine month period ended September 30, 1998, a $7.9 million decrease over the corresponding period in 1997. The decrease was due to a lower volume of option exercises due to the lower relative market prices available for the stock in fiscal 1998.

The Company believes that its existing capital resources together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 1999.

Year 2000 Status

Although the Company has not completed a formal, comprehensive MIS plan for potential Year 2000 related problems, Management has taken steps and continues to assess the possible effects and potential solutions for a Year 2000 problem. The Company has updated substantially all of it's computer system infrastructure over the last few years, thus management believes that all critical pieces of hardware and software have been represented by their manufacturers, and tested on a limited basis by EFI, to be Year 2000 compliant. In addition, based on the reviews completed to date, the Company has not spent and does not expect to spend material amounts on remediation of it's existing systems. Although the Company continues to review and test, based on informal reviews to date, the Company currently believes that Year 2000 issues will not materially affect its internal MIS systems.

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

To date, the Company has not reviewed Year 2000 plans and preparations of its manufacturers, suppliers, customers, and other third parties with whom it does business. The Company is currently in the process of identifying and contacting these critical third parties. The Company has begun to work on contingency plans and currently assumes that internal problems encountered in handling transactions could be processed manually for a short period of time. These contingency plans will be more fully developed by the 3rd quarter of 1999.

The Company continues to assess the effects and costs associated with possible Year 2000 problems; however, the total effects and costs are unknown to the Company at this time, and there can be no assurance that such effects and costs will not have a material adverse effect on the Company, its financial condition, or results of operations.

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

Reliance on Continued Demand for the Company's Products That Enable Color Printing of Digital Data and the effects of a Potential Decrease

Although the Company has expanded its product line in recent years, and continues to explore opportunities to further diversify its business, the Company's business has been focused heavily on sales of products that enable the color printing of digital data. Should conditions arise that reduce the demand for this service, the Company's results of operations may be adversely affected. The Company believes that purchases of the Company's products may be affected by a variety of economic conditions and considerations, and there can be no assurance that demand for the Company's products will continue at current levels. For example, although such conditions are difficult to predict, the Company is not assuming that there will be significant improvement in economic conditions in Japan during the remainder of 1998. The Company believes that continued economic distress in Japan and elsewhere in Asia may limit demand in these regions for the Company's products. In addition, it is possible that individuals with responsibility for purchasing the Company's products, such as information technology professionals, may choose to devote available discretionary resources to other perceived needs, such as technology expenses associated with Year 2000 preparation and or Euro currency conversion projects.

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

Fluctuations in Operating Results

Operating results may fluctuate due to factors such as demand for the Company's products, success and timing of the new product introductions, price reductions by the Company and its competitors, delay, cancellation or rescheduling of orders, product performance, or availability of key components. Operating results may also fluctuate due to seasonal purchasing patterns of its OEM partners or the status of the Company's relationships with its OEM partners as well as to performance of third-party manufacturers or the status of the Company's relationships with its key suppliers. The Company's results have followed a seasonal pattern reflecting the buying patterns of its' large OEM customers. In the past that pattern has indicated the Company's fiscal fourth quarter results may be adversely affected by a desire on the part of some or all its' OEM customers to slow down, or otherwise delay fourth quarter orders in order to minimize their inventory investment at the end of their fiscal year. Moreover, the Company's ability to develop and market new products, the timing and amount of sales and marketing expenditures, and the general demand for what is a discretionary purchase item - color copiers, digital black-and-white copiers, and color laser printers and general global economic conditions will also effect operating results.

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

Volatility of Stock Price

Due to various factors, including those noted above, the Company's future earnings and stock price might be subject to significant volatility. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. The Company participates in a highly dynamic industry, which often results in significant volatility for the Company's common stock price.

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

International Operations and Currency Fluctuations

Approximately 48.9% and 51.6%, respectively, of the Company's product revenue for the three and nine month periods ended September 30, 1998, were attributable to international sales, primarily in Europe and Japan. The Company expects that international sales will continue to represent a significant portion of its total revenue. The Company is subject to certain risks associated with international operations, including tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies, which may on occasion be delayed or difficult to obtain. Given the significance of international sales to the Company, the Company faces a continuing risk in that the strengthening of the U.S. dollar versus the Japanese yen and major European currencies could adversely impact the Company's revenues and gross margin. Although the Company typically invoices in U.S. dollars, these adverse impacts could occur through lower unit demand and the necessity to lower average selling prices to compensate for the reduced strength of local currencies. Where the Company does invoice in local currency, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and where appropriate the use of hedge oriented financial market instruments. To date the Company has primarily utilized forward contracts to mitigate its exposure in these markets.

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





     ITEM 6.      Exhibits and Reports on Form 8-K

         (a)          Exhibits

                      Exhibit 27.1 Financial Data Schedule.............. Page 23

         (b)          Reports on Form 8-K

                      No reports  on Form 8-K were filed by the  Company  during the three month period ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   ELECTRONICS FOR IMAGING, INC.

Date: November 13, 1998


                                                      By /s/  Dan Avida
                                                      --------------------------
                                                      Dan Avida
                                                      President and Chief
                                                      Executive Officer





                                                      By /s/  Eric Saltzman
                                                      --------------------------
                                                      Eric Saltzman
                                                      Chief Financial Officer