Form 10-K
period 1998-12-31
ELECTRONICS FOR IMAGING INC
filed 1999-03-18
CIK 867374

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998     Commission File Number:  0-18805


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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1999.

         Common Stock, $.01 par value: $1,370,167,760**


     The number of shares outstanding of each of the registrant's classes of common stock as of March 11, 1999.

    Common Stock, $.01 par value: 53,696,238


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions  of  the  definitive   Proxy  Statement  to  be  delivered  to
stockholders in connection with the Annual Meeting of Stockholders to be held on May 6, 1999 are incorporated by reference into Part III hereof.


** Based upon the last trade price of the Common Stock reported on the Nasdaq National Market on March 11, 1999. Excludes approximately 16,974,824 shares of common stock held by Directors, Officer and holders of 5% or more of the Registrant's outstanding Common Stock on December 31, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I

         This Annual Report on Form 10-K includes certain registered trademarks and trademarks of Electronics for Imaging, Inc. and others. EFI, the EFI logo, Fiery, the Fiery logo, Fiery Driven, the Fiery Driven logo, ColorWise, RIP-While-Print, PowerPage, the PowerPage logo, PowerBand, PowerSmooth, PSClone and PSView are registered trademarks of Electronics for Imaging, Inc. with the U.S. Patent and Trademark Office, and certain other foreign jurisdictions. Fiery Prints, Fiery ZX, Fiery LX, Fiery SI, Fiery XJ, Fiery XJe, Fiery XJ-W, BookletMaker, Fiery Downloader, Fiery Scan, Fiery Spooler, RIPChips, WebTools, WebSpooler, WebInstaller, WebStatus, Command Workstation, Continuous Print, DocBuilder, EFICOLOR, EFICOLOR Works, FreeForm, Memory Multiplier, NetWise, STARR Compression and Welcome to the Revolution are trademarks of Electronics for Imaging, Inc. All other terms and product names may be registered trademarks or trademarks of their respective owners, and are hereby acknowledged.

         Certain of the information contained in this Annual Report on Form 10-K, including without limitation statements made under this Part I, Item 1 "Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" which are not historical facts, may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such statements as "forward-looking statements." The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, those factors discussed in "--Competition," in "Item 7. Management's Discussion and Results of Operations--Factors That Could Adversely Affect Performance" and elsewhere in this Annual Report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission, including the Company's most recent Quarterly Report on Form 10-Q. Certain other factors and assumptions not identified above or herein were also involved in the derivation of the forward-looking statements contained in this Annual Report on Form 10-K and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.


ITEM 1: BUSINESS

General

         Electronics for Imaging, Inc., a Delaware corporation (the "Company" or "EFI"), was founded in 1989 to develop innovative solutions to enable color desktop publishing in the same manner that laser printers and PostScript software first enabled black-and-white desktop publishing in the mid-1980s. In pursuit of this goal, the Company first developed the Fiery(R) line of color servers ("Fiery Color Servers") to enable in-house, short-production run color printing, together with application and system software to facilitate color correction and device-independent color. Fiery Color Servers are sophisticated stand-alone computers that enable digital copier machines to accept, process, and print digital images from personal computers and computer networks.

         Historically, the Company primarily focused its efforts on its stand-alone Fiery Color Servers that support printing on digital color copiers and, until 1998, substantially all of its revenue resulted from the development and sale of these stand-alone products. During 1998, the Company expanded its focus to include several additional embedded solutions that support printing on a broader range of devices, including digital black-and-white copiers and desktop color laser and inkjet printers ("Fiery Controllers" and, together with Fiery Color Servers, "Fiery Products"). In 1998, the Company also developed stand-alone Fiery Color Servers for wide-format color inkjet printers and restructured its sales model by entering into direct relationships with the manufacturers of such wide-format printers rather than selling to sales distributors. Throughout 1998, the Company continued to develop Fiery Color Servers for existing and new generations of digital color copiers.

Background

         Prior to the mid-1980s, in order to obtain quality black-and-white, typeset documents, a manuscript was typically sent to a specialized trade shop where craftspeople labored on typesetting and photocomposition machines. This process was expensive and frequently involved delays and numerous proofing cycles. As a result, only a limited number of documents were typeset, typically books or periodicals printed in thousands or millions of copies. However, the advent of desktop publishing in the mid-1980s enabled users to create the professional look of typeset documents in an office environment. As a result, desktop publishing systems offered users without specialized training increased control over the black-and-white document creation process. It also enabled the production of documents more quickly without relying on special trade shops and outside services. A single copy of a letter, a hundred copies of a memo, or a thousand copies of a newsletter could be produced with a personal computer, a laser printer and a black-and-white copier. These systems became increasingly popular with users of low-volume printing, such as small businesses, large corporations, government agencies, educational institutions, graphic artists and business professionals.

         However, users were still limited in their ability to use desktop systems to produce color documents for short-run printing at a reasonable cost. In the late 1970s, color images were typically prepared on an electronic color pre-press system. These pre-press systems were expensive, ran proprietary software, were not compatible with other systems, and required highly-trained operators to properly edit and render color. Users routinely endured a lengthy pre-press process, including the review of numerous interim proofs before final printing. While suitable for high volume printing applications such as catalogs or magazines, pre-press equipment and commercial printing presses were of limited value to in-house users. EFI was founded to develop innovative solutions for those users who wished to design and proof material in-house and to produce a limited number of color copies quickly and cost-effectively.

         The Company believes that consumers generally prefer color as evidenced by the migration of photographs, motion pictures and television from black-and-white to color. In the personal computer field, EFI believes this preference is shown by the almost exclusive use of color monitors with color oriented graphical user interfaces, application software and internet content. In each of these cases, once the enabling technology developed sufficiently, consumer adoption of color quickly followed. The Company believes that consumers prefer color in documents created through desktop publishing. Until recently, however, the technology was not available to do this in a high quality, quick and cost-effective manner. Accurate color reproduction is far more complex than black-and-white reproduction. In black-and-white printing, the principal variable is the amount of black ink printed on the page. By contrast, producing color on a page requires, in most cases, a combination of four inks (cyan, magenta, yellow and black) applied in differing percentages to create varying colors. In addition, the human eye is extremely sensitive to variations in color images. Minor inconsistencies in the way various input, display and output devices display color, and even small differences in ambient lighting conditions, can result in significant variations in the way a color image is printed and perceived.

         The Company also believes that the black-and-white copier market is migrating toward the development and use of digital black-and-white copiers. Fiery Controllers allow users to print documents directly from their computers to the digital copier. The Company plans to continue to develop products for use with these devices.

The Electronics for Imaging Solution

         The Company develops products with a wide range of price and performance levels designed to make high-quality color printing in short-run productions easier and more accessible to the broader market. More specifically, Fiery Color Servers permit users of digital color copiers to transmit and convert digital data from a computer to a color copier so that the color copier can print color documents easily, quickly and cost-effectively. As a result, Fiery Color Servers transform digital color copiers into fast, high-quality networked color printers.

         In addition to Fiery Color Servers for digital color copiers, the Company has leveraged its technology to develop and manufacture other products that support both color and black-and-white printing. These products include (i) Fiery servers for digital black-and-white copiers; (ii) Fiery Color Servers for wide-format inkjet printers; and (iii) embedded Fiery Controllers for digital black-and-white copiers and desktop color laser printers. Unlike Fiery servers which are sold as stand-alone products to be connected to copiers, Fiery Controllers are embedded inside copiers and desktop printers. The Company seeks to have printing solutions that include an embedded Fiery Controller marketed with the "Fiery Driven(R)" logo. The Company believes that the Fiery name and trademark, including the trademark "Fiery Driven(R)," are associated with substantial goodwill and recognition in the marketplace.

Strategy

         The Company's overall objective is to establish Fiery Products as the solution of choice to enable short-run digital printing on a variety of peripheral printing devices. With respect to its current products, the Company's primary goal is to provide a range of processing and printing solutions that address broad sections of the color printing market and to continue to leverage its technology to enable digital black-and-white printing on additional peripheral devices including digital black-and-white copiers and multi-function devices. The Company's strategy to accomplish these goals consists of four key elements.

         Proliferate and Expand the Fiery Product Line

         Traditionally, the Company has sold products that support three to nine page-per-minute ("ppm") digital color copiers. While the Company believes that the demand for color laser copiers is still expanding, the Company has also expanded the uses of its technology. For example, in 1996 the Company expanded its line of color servers, the Fiery XJ family, to drive a wide range of output devices including desktop color laser printers and wide-format color inkjet printers with poster-size output. In 1997, the Company further expanded the use of its technology, shipping its first products that support black-and-white printing systems and copiers.

         In 1998, the Company introduced its next generation of products based upon EFI's new Fiery ZX and Fiery X2 platforms. These new platforms include more advanced hardware, EFI's newly developed proprietary software (such as ColorWise(R) and NetWise(TM)) and PostScript(R) 3 interpreter software licensed from Adobe Systems Incorporated ("Adobe"). By utilizing the advantages of these new platforms, the Company intends to continue to develop new Fiery Products that are scalable and offer a broad range of features and performance when connected to or integrated with digital color and black-and-white copiers, as well as desktop color laser printers.

         Develop and Expand Relationships with Key Industry Participants

         The Company has established relationships with such companies as Canon, Danka, ENCAD, Epson, Fuji Film, Fuji-Xerox, Hewlett-Packard, Hitachi, Konica, KME, Minolta, Mita, Oce, Ricoh, Sharp, Toshiba and Xerox (collectively, the "Strategic Partners"). The Company is also seeking to establish relationships with other digital copier and printer companies for the distribution of Fiery Products with their copiers and printers. EFI seeks to expand its relationships with its Strategic Partners in pursuit of the goal of offering Fiery Products for additional digital color and black-and-white devices produced by its Strategic Partners.

         Establish Enterprise Coherence

         In its development of new products and platforms, EFI seeks to establish coherence across its entire product line by designing products which provide a consistent "look and feel" to the end-user. The Company believes that this effort to achieve enterprise coherence will continue to engender goodwill among its Strategic Partners and the end-users of Fiery Products and assist in the development of new strategic relationships and markets for the Company.

         Leverage Color Expertise to Expand the Scope of Products and Markets

         The Company has assembled an experienced team of technical personnel with backgrounds in color reproduction, electronic pre-press, image processing and software and hardware engineering. By applying its expertise in color imaging, the Company expects to continue to expand the scope and sophistication of its products and gain access to new markets.

Products and Technology

         Since the introduction of the first Fiery Color Server in 1991, the Company has expanded its product line. In 1995, the Company introduced its third-generation platform, the Fiery XJ. During 1996, the Company migrated the majority of its product line to the XJ platform and later refined these products by transitioning to a variation of the XJ platform known as the Fiery XJ+, which included shifting from a 100Mhz to 133Mhz CPU, an improvement in bus speed from 50Mhz to 66Mhz and an improvement in the application-specific integrated circuit ("ASIC") chip sets incorporated into Fiery Products. During 1998, the Company introduced two new platforms, the Fiery ZX and the Fiery X2 and began migrating its product line to these platforms. The Fiery ZX platform is designed to support 5 to 65 ppm color copiers and high speed digital presses that print at rates in excess of 65 ppm. The Fiery X2 platform is designed to support 4 to 25 ppm color copiers, digital black-and-white copiers, desktop color printers and wide-format color inkjet printers.

         Stand-alone Fiery Color Servers and embedded color Fiery Controllers (collectively, "Fiery Color Products") enable color laser copiers to perform as high performance, plain-paper color printers with the ability to produce full color pages at up to 400 dots-per-inch ("dpi") resolution for copiers and 600 dpi resolution for printers in continuous tone (upto 2400 dpi in bi-level printers). In addition, Fiery Color Products support the scanning capabilities of certain color laser copiers providing full color scanning capability to the network. Fiery Color Products are designed to provide a solution for short production runs and on-demand color proofing for the desktop environment. In addition, Fiery Products enable digital black-and-white copiers to perform as plain-paper printers. Fiery Products are capable of connecting color and digital black-and-white copiers with networked desktop computers such as Windows-based PCs, Apple Macintosh computers and UNIX workstations. In 1998, the Company shipped stand-alone Fiery Color Servers for use with color copiers, color inkjet printers and wide-format color printers distributed by such companies as Canon, Epson, Fuji-Xerox, Minolta, Oce, Ricoh and Xerox and stand-alone Fiery servers for use with digital black-and-white copiers distributed by Oce and Sharp. In 1998, the Company also shipped Fiery Controllers embedded in color and digital black-and-white copiers and desktop color printers distributed by such companies as Canon, Fuji-Xerox, Konica, Minolta, Mita, Panasonic and Ricoh. In addition, the Company shipped software and components to Hewlett-Packard to enable Hewlett-Packard to build a Fiery Controller that is embedded in a color laser printer distributed by Hewlett-Packard. With the exception of sales to Canon, stand-alone Fiery servers are sold under the Fiery trademark. The Company seeks to have products incorporating Fiery Controllers marketed with the Fiery Driven(R) logo.

         In 1998, the Company focused its development efforts on improvements to its products' performance, features, and ease of use. In 1998, the Company developed a Fiery Color Server utilizing Microsoft's Windows NT system software and shipped its first Fiery Color Server utilizing such system software for the Xerox DocuColor 70 high speed digital press. The Company also shipped a Fiery server utilizing Microsoft's Windows NT for Oce's 600 ppm digital black-and-white device. In 1998, the Company developed and shipped products utilizing its ColorWise(R) color management system and NetWise(TM) network architecture software features. The ColorWise(R) color management system enables production of precise colors with better consistency across different applications, computer platforms and color file formats while the NetWise(TM) network architecture automatically switches among most major protocols and supports 10BaseT and 100BaseT ethernet connections. In addition, the Company developed and announced ColorWise(R) Pro Tools, which enables remote control of the capabilities of the color management system, and shipped the Fiery LX Color Server for the Epson Stylus Pro 5000, the Company's first product to utilize its ColorWise(R) Pro Tools software. Also in 1998, the Company developed and announced its DocBuilder Pro(TM) software which allows more than one page in a document to be imposed onto a single page before raster image processing, thereby decreasing the amount of memory required and increasing the speed at which pages can be imposed. Finally in 1998, the Company developed enhanced compression software, which decreases the amount of memory necessary to store documents during processing and enables faster printing of documents.

         As the Company migrated its product line to the Fiery ZX and Fiery X2 platforms during 1998, it continued to ship several versions of its Fiery XJ+ Color Servers, Fiery XJe Controllers, Fiery XJ-W Color Servers and Fiery SI products.

         Fiery ZX Color Servers

         The Company first shipped the Fiery ZX Color Server, a new product designed to drive 5 to 65 ppm color copiers and high speed digital presses that print at rates in excess of 65 ppm, in mid-1998 and began migrating portions of its Fiery XJ+ product line to its Fiery ZX product line. Fiery ZX Color Servers utilize the Company's next generation hardware platform and are shipped in configurations that include a 400 or 533 MHz DEC Alpha microprocessor and 160 to 512 MB of DRAM. The microprocessor is augmented by specially designed RipChips-ASICs, which off-load data movement from the microprocessor and reduce overall print times. Fiery ZX Color Servers deliver better performance than comparable Fiery XJ+ Color Servers.

         Fiery ZX Color Servers support Adobe Postscript(R) 3 and include software features developed or further refined by the Company during 1998. Software features developed during 1998 include the ColorWise(R) color management system and the NetWise(TM) network architecture. Software features further refined during 1998 include STARR(TM) Compression which optimizes memory usage and permits faster printing and reprinting; Fiery DocBuilder(TM) which enables electronic collation, reverse order printing, job merging and editing; and Fiery WebTools(TM) which enables print job management from different computer platforms via a Java--enabled Web Browser. Fiery WebTools(TM) also provides remote access to the print queue so an administrator can obtain instant updates on job status and error messages, allowing for a timely response to problems, and provides job accounting and job security capabilities which are essential in network printing environments. In addition, Fiery ZX Color Servers utilize the Company's proprietary RIP-While-Print(R) technology, which allows one page to be printed while subsequent pages are simultaneously processed and the Company's proprietary Continuous Print(TM) technology, which allows processed pages to be stored in memory before printing, eliminating the need for the copier or printer to cycle down between unique pages. These printing technologies were further refined by the Company during 1998.

         The Fiery ZX Color Server is currently sold in four configurations, the Fiery ZX-2100, the Fiery ZX-3300, the Fiery ZX-5300 and the Fiery ZX-7200, all of which, except for those sold to Canon, are marketed under the name Fiery ZX. The Fiery ZX-2100 and ZX-3300 Color Servers are designed for use with 5 to 25 ppm color copiers, the Fiery ZX-5300 Color Server is designed for use with 25 to 65 ppm color copiers and the Fiery ZX-7200 Color Server is designed for use with high speed digital presses that print in excess of 65 ppm. In 1998, the Company shipped Fiery ZX Color Servers for use with color copiers distributed by such companies as Canon, Danka, Fuji-Xerox, Minolta, Oce, Ricoh and Xerox, and high speed digital presses distributed by Fuji-Xerox and Xerox.

         Fiery XJ+ Color Servers

         Throughout 1998, the Company continued to ship its product line based upon the Fiery XJ+ architecture while migrating portions of its Fiery XJ+ product line to its Fiery ZX product line. The Fiery XJ+ architecture delivers improved performance at lower costs than earlier models. The Company designed specialized RipChips(TM) that accompany the MIPS R4600/R4700/R5000, 100MHz/133MHz/200MHz RISC microprocessors and accelerate color PostScript(R) processing. Through the use of these ASICs in Fiery Controllers, the Company has minimized the chip count and reduced the key technology of its color server to a single board. Additional cost reductions result from the Company's proprietary STARR(TM) Compression technology, which allows for faster printing with half the memory previously required. The Fiery XJ+ architecture also incorporates the Company's proprietary RIP-While-Print(R) and Continuous Print-printing technologies. As with previous Fiery Products, the Fiery XJ+ architecture incorporates PostScript(TM) Level 2 interpreter software from Adobe, related system software and the Company's proprietary software utilities for use on the user's networked personal computer.

         The Fiery XJ+ Color Server is sold in four configurations which, except for those sold to Canon, are marketed under the name Fiery XJ+. The four configurations are Fiery XJ+ 170, Fiery XJ+ 250, Fiery XJ+ 325 and Fiery XJ+
525. In 1998, the Company continued to ship Fiery XJ+ Color Servers for use with Canon, Danka, Fuji-Xerox, Minolta, Ricoh and Xerox products.

         Fiery X2 Product Line

         In 1998, the Company continued to ship products based on its Fiery LX architecture, the Company's first Fiery architecture to support Adobe PostScript(R) 3, and expanded its product line based upon the Fiery LX architecture. The Company developed the Fiery LX architecture in 1997. In 1998, the Company introduced its Fiery X2 Color Server, Fiery X2e Controller, Fiery LX server and Fiery LX-W Color Server, each based upon the Fiery LX architecture, and began migrating portions of its product line from the Fiery XJ+ architecture to the Fiery LX architecture.

         The streamlined design of the Fiery LX architecture is a key component in increasing the speed and reducing the cost of Fiery Products, thereby making the Company's technology available to a wider range of copier and printer devices. In addition, the Fiery LX architecture utilizes proprietary ASICs for faster document processing time during printing. Fiery Products based upon the Fiery LX architecture have similar end-user interfaces, thereby increasing coherence across the Company's Fiery X2 product line.

         Fiery X2 Color Servers

         The Fiery X2 Color Server is a newly designed chassis for use with 5 to 25 ppm color copiers. The hardware platform for Fiery X2 Color Servers includes a 200 MHz MIPS R5000 microprocessor and 64 to 160 MB of DRAM. Fiery X2 Color Servers utilize the Company's printing technologies that maximize throughput, including RIP-While-Print(R) and Continuous Print(TM). Fiery X2 Color Servers utilize software features which include the ColorWise(R) color management system, STARR(TM) Compression, the NetWise(TM) network architecture, Fiery DocBuilder(TM) and Fiery WebTools(TM). In 1998, the Company began migrating portions of its Fiery XJ+ and SI product lines to Fiery X2 Color Server products and began shipping Fiery X2 Color Servers which are connected to color copiers distributed by such companies as Canon, Minolta and Xerox.

         Fiery SI

         In 1998, the Company continued to ship the Fiery SI Color Server and began migrating Fiery SI Color Server products to its Fiery X2 Color Server product line. The Fiery SI Color Server is a stand-alone, entry-level color server that is optimized for fast, high-quality performance on common business graphics applications. In 1998, the Company shipped Fiery SI Color Servers that support color copiers and printers distributed by such companies as Canon, Fuji-Xerox, Minolta, Oce, and Xerox. In addition, the Company shipped an embedded version of the Fiery SI designed for a Canon product.

         Fiery X2e Controllers

         The Fiery X2e Controller is designed for use with color and digital black-and-white laser copiers and desktop color laser printers. The hardware platform for Fiery X2e Controllers generally includes a 200 MHz MIPS R5000 microprocessor and 16 to 160 MB of DRAM. Fiery X2e Controllers have a smaller footprint than Fiery XJe Controllers which enhances the ability to embed Fiery X2e Controllers in digital copiers and printers. Fiery X2e Controllers utilize the Company's printing technologies that maximize throughput, including RIP-While-Print(R) and Continuous Print(TM). Fiery X2e Controllers may utilize software features which include the ColorWise(R) color management system, STARR(TM) Compression, the NetWise(TM) network architecture, Fiery DocBuilder and Fiery WebTools(TM). In 1998, the Company began migrating its Fiery XJe Controller products to Fiery X2e Controller products and began shipping Fiery X2e Controllers embedded in color and digital black-and-white copiers and color laser printers distributed by such companies as Canon, Fuji-Xerox, Konica, Minolta, Mita, Panasonic and Ricoh. In addition, the Company shipped software and components to Hewlett-Packard to enable Hewlett-Packard to build a Fiery X2e Controller for a color laser printer distributed by Hewlett-Packard.

         Fiery XJe Embedded Controllers

         During 1998, the Company continued to offer manufacturers of color laser printers and copiers embedded Fiery XJ+ technology in the Fiery XJe Controller and began migrating its Fiery XJe Controller products to Fiery X2e Controller products. Fiery XJe Controllers are based on the technology and scalable architecture developed for the Company's Fiery XJ+ Color Servers. The single-board design of the Fiery XJ+ architecture allows the Fiery XJe to be installed inside a color laser printer or color copier. The Fiery XJe Controller employs both a RISC-based CPU and ASICs for faster raster image processing. These specially-designed Fiery XJ RipChips(TM) speed up the output of color documents by off loading all data movement functions from the controller's main CPU, which is then available for PostScript(R) processing. Fiery XJe Controllers utilize the Company's Rip-While-Print(R) and Continuous Print(TM) printing technologies.

         In 1998, the Company continued to ship Fiery XJe Controllers to such companies as Canon and Ricoh. The Fiery XJe for the Ricoh Aficio 2000 was the Company's first embedded controller for a color laser copier.

         Fiery LX Servers

         The Fiery LX server is a stand-alone server designed for use with digital black-and-white copiers and high-end desktop color inkjet printers. Fiery LX servers utilize the Company's RIP-While-Print(R) and Continuous Print(TM) printing technologies and software features which include the ColorWise(R) Pro Tools color management system (in color models), the NetWise(TM) network architecture and Fiery WebTools(TM). In 1998, the Company shipped Fiery LX servers for use with a digital black-and-white copier distributed by Sharp and a color inkjet printer distributed by Epson.

         Fiery LX-W Color Servers

         The Fiery LX-W Color Server is a stand-alone server for use with wide-format color inkjet printers. Fiery LX-W Color Servers utilize the Company's RIP-While-Print(R) and Continuous Print(TM) printing technologies and software features which include the ColorWise(R) color management system, the NetWise(TM) network architecture, Fiery WebTools(TM) and Fiery Spooler for print job management and job accounting. In 1998, the Company began shipping Fiery LX-W Color Servers for wide-format printers distributed by ENCAD and Epson. Also in 1998, the Company announced an agreement with ENCAD whereby ENCAD is given the right to distribute Fiery LX-W Color Servers for use with ENCAD wide-format devices.

         Fiery XJ-W Color Servers

         Based on the Fiery XJ+ architecture, the Fiery XJ-W Color Server drives wide-format color inkjet printers at their maximum-rated speed for most software applications. In 1998, the Company transitioned its Fiery XJ-W Color Server products to Fiery LX-W Color Server products and shipped Fiery XJ-W Color Servers for use with wide-format color inkjet printers marketed by ENCAD, Hewlett-Packard and VivigrafX. During 1998, the Company sold Fiery XJ-W Color Servers through distributors and wide-format color inkjet printer dealers.

Significant Relationships

         The Company has established, and continues to try to build and expand relationships with its Strategic Partners and other leading copier and printer companies (collectively, the "OEMs"), in order to benefit from the OEMs' products, distribution channels and marketing resources. These OEMs include domestic and international manufacturers, distributors and sellers of digital copiers (both black-and-white and color), wide-format printers and desktop color printers. The Company works closely with the OEMs with the aim of developing solutions that incorporate leading technology and which are optimally suited to work in conjunction with such companies' products. OEMs that the Company sold products to in 1998 include: Agfa, Canon, Danka, ENCAD, Epson, Fuji Xerox, Hewlett-Packard, Konica, Minolta, Mita, Panasonic, Oce, Ricoh, Sharp and Xerox and Xerox's worldwide subsidiaries and affiliates. Together, sales to Canon and Xerox accounted for 59% of the Company's 1998 revenue, with sales to each of these customers accounting for more than 10% of the Company's revenue.

         In 1998, the Company announced a new relationship with Hewlett-Packard pursuant to which the Company provides software and components to Hewlett-Packard to enable Hewlett-Packard to build Fiery Controllers that are embedded in desktop color laser printers distributed by Hewlett-Packard. These Fiery Controllers are the first of the Company's products to be distributed by Hewlett-Packard. The Company's Fiery Color Servers designed for use with wide-format color inkjet printers marketed by Hewlett-Packard were distributed through distributors and wide-format color inkjet printer dealers during 1998. The Company also announced a worldwide strategic partnership with the Copy Systems Division of Agfa Gevaert N.V. ("Agfa"), a European developer of analog and digital black-and-white copiers and color copying and digital printing systems, pursuant to which Agfa distributes Fiery SI Color Servers in Europe. In 1998, Agfa was acquired by Lanier Worldwide, Inc. Also in 1998, the Company announced a strategic relationship with ENCAD, pursuant to which ENCAD has the right to sell the Company's Fiery LX-W server in support of ENCAD's family of wide-format color inkjet printers.

         The Company customarily enters into development and distribution agreements with its OEM customers. These agreements can be terminated under a range of circumstances, and often upon relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that the Company's OEM customers will continue to purchase products from the Company in the future, despite such agreements. The Company recognizes the importance of, and works hard to maintain, its good relationships with its customers. However, the Company's relationships with its customers can be affected by a number of factors including, among others: competition from other suppliers, competition from internal development efforts by the customers themselves (including the OEMs), and changes in general economic, competitive or market conditions (such as changes in demand for the Company's or the OEM's products, or fluctuations in currency exchange rates). There can be no assurance that the Company will continue to maintain or build the relationships it has developed to date.

         In addition to its development and sales relationships with the OEMs, to increase the distribution and presence of Fiery Color Servers connected to both color and black-and-white copiers and wide-format printing devices, the Company has developed strategic relationships with well-known print-for-pay companies, including Kinko's, AlphaGraphics, the CopyMax operations of office products superstore OfficeMax, the American Speedy group of franchised printing centers (including Allegra Print and Imaging, American Speedy, Speedy Printer, Zippy Print and Quik Print) and the SAMPA Corporation, franchiser of Signal Graphics Printing Centers.

         The Company also has a continuing relationship pursuant to a license agreement with Adobe and licenses PostScript(R) software from Adobe for use in many Fiery Products. This relationship is important because each Fiery Product requires page description language software in order to operate. Adobe's PostScript(R) software is widely used to manage the geometry, shape and typography of hard copy documents and Adobe is a recognized leader in providing page description software. Pursuant to its October 1997 acquisition of the former Pipeline Associates, Inc. and Pipeline Asia, Inc. (collectively, "Pipeline"), the Company acquired software development expertise and certain intellectual property associated with Pipeline's specialization in PostScript(R), HTML and PCL interpreter technologies.

Distribution and Marketing

         The Company's primary distribution method for its Fiery servers has been to sell the Fiery servers to its OEMs. The Company's OEMs in turn sell these products to end-users for use with the OEMs' copiers as part of an integrated printing system. For Fiery Controllers, the Company's primary distribution method has been to sell the products to the OEMs that embed the products into their copiers and printers. There can be no assurance that the risks of distributing the Company's Fiery Products primarily through its OEM customers will not negatively impact the Company in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Adversely Affect Performance--Reliance on OEM Resellers; Risks Associated With Significant OEM Group Concentration".

         The Company promotes all of its products through public relations, direct mail, advertising, promotional material, trade shows and ongoing customer communication programs.

Research and Development

         Research and development costs for 1998, 1997, and 1996 were $57.9 million, $40.3 million, and $22.4 million, respectively. As of December 31, 1998, 299 of the Company's 583 full-time employees were involved in research and development. The Company believes that development of new products and enhancement of existing products are essential to its continued success, and management intends to continue to devote substantial resources to research and new product development. The Company expects to make significant expenditures to support its research and development programs for the foreseeable future.

         The Company is developing Fiery Products to support additional color and black-and-white printing devices including desktop printers, high-end color copiers, digital black-and-white copiers and multi-function devices. This ongoing development work includes a multiprocessor architecture for high-end systems and lower-cost designs for desktop color laser printers. Substantial additional work will be required to complete the development of these projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Adversely Affect Performance--Product Transitions".

Manufacturing

         The Company subcontracts with other companies to manufacture its products. These companies are closely supervised by the Company and work closely with the Company to assure low costs and good quality in the manufacture of the Company's products. Subcontractors purchase components needed for the Company's products from third parties. The Company is totally reliant on the ability of its subcontractors to produce products sold by the Company, and although the Company supervises its subcontractors, there can be no assurance that such subcontractors will continue to perform for the Company as well as they have in the past. There can also be no assurance that difficulties experienced by the Company's subcontractors (such as interruptions in a subcontractor's ability to make or ship the Company's products or quality assurance problems) would not adversely affect the Company's operations.

         Certain components necessary for the manufacture of the Company's products, including ASICs and certain other semiconductor components, are obtained from a sole supplier or a limited group of suppliers. The purchase of certain of these key components may involve significant lead times. Accordingly, in the event of interruptions in the supply of these key components or unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain of its products in a quantity sufficient to meet customer demand. There can be no assurance that such supply or manufacturing problems would not adversely affect the Company's results of operations or financial condition.

Human Resources

         As of December 31, 1998, the Company employed 583 persons, with approximately 396 full time employees located primarily in its Northern California offices. Of the 583 total employees, approximately 173 were in sales in marketing, 65 were in management and administration, 46 were in manufacturing, and 299 were in research and development. Of the total number of employees, the Company had approximately 100 employees located in Canadian and U.S. offices outside of Northern California, and 87 employees located in international offices including employees based in Great Britain, The Netherlands, Germany, Japan, France, Italy, Finland, Spain, Australia, and Hong Kong. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.

Competition

         Competition in the Company's markets is intense and involves rapidly changing technologies and frequent new product introductions. To maintain and improve its competitive position, the Company must continue to develop and introduce, on a timely and cost-effective basis, new products and features that keep pace with the evolving needs of its customers. The principal competitive factors affecting the markets for the Company's Fiery Products include, among others, customer service and support, product reputation, quality, performance, price and product features such as functionality, scalability, ability to interface with OEM products and ease of use. The Company believes it has generally competed effectively in the past with product offerings of its competitors on the basis of such factors. However, there can be no assurance that the Company will continue to be able to compete effectively in the future based on these or any other competitive factors.

         The Company competes directly with other independent manufacturers of color servers, independent manufacturers of embedded solutions, copier manufacturers, printer manufacturers and others. The Company has a number of direct competitors for color server products and embedded solutions, including Splash Technology Holdings, Inc., Management Graphics Incorporated and Peerless Systems Corporation. The Company's Fiery XJ-W and Fiery LX-W products face competition from wide-format printer manufacturers that develop their own controllers and other companies that develop controllers for wide-format printers. These companies include Lasermaster, Onyx, Visual Edge and Cactus. The Company also faces competition from copier and printer manufacturers that offer internally developed server products or that incorporate internally developed embedded solutions or server features into their copiers and printers, thereby eliminating the need for the Company's products and limiting future opportunities for the Company. In addition, the Company faces competition from manufacturers of desktop color laser printers which do not utilize a controller and which offer increasing speed and color capability. The Company believes that it competes effectively due to, among other things, its efforts to continually advance its technology, name recognition, sizable installed base, number of products supported and price. The Company expects that competition in its markets will increase due to, among other factors, market demand for higher performance products at lower prices, rapidly changing technology and product offerings from competitors and customers. There can be no assurance that the Company will be able to continue to compete effectively against other companies' product offerings, and any failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

Intellectual Property Rights

         The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its intellectual property rights, all of which afford only limited protection. As of December 31, 1998, the Company had 13 issued U.S. patents, 52 pending U.S. patent applications and various foreign counterparts. There can be no assurance that patents will issue from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect the Company's technology. Failure of any patents to protect the Company's technology may make it easier for the Company's competitors to offer equivalent or superior technology. In addition, third parties may independently develop similar technology without breach of the Company's trade secrets or other proprietary rights. Any failure by the Company to take all necessary steps to protect its trade secrets or other intellectual property rights may have a material adverse effect on the Company's ability to compete in its markets.

         The Company has registered certain trademarks, which include its Fiery(R), Fiery Driven(R), ColorWise(R) and RIP-While-Print(R) trademarks, and has applied for registration of certain additional trademarks. The Company will continue to evaluate the registration of additional trademarks as appropriate. Any failure by the Company to properly register or maintain its trademarks or to otherwise take all necessary steps to protect its trademarks may diminish the value associated with the Company's trademarks. The Company's products include software sold pursuant to "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries, including several in which the Company operates or sells its products, do not protect proprietary rights to as great an extent as do the laws of the United States.

         From time to time, litigation may be necessary to defend and enforce the Company's proprietary rights. Such litigation, whether or not concluded successfully for the Company, could involve significant expense and the diversion of management's attention and other Company resources.

Risk Factors

         In addition to the above information, a discussion of factors that may adversely affect the Company's future performance and financial results can be found in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Information About Foreign and Domestic Operations and Export Sales

         See  Note  10  of  the  Company's  Notes  to   Consolidated   Financial
Statements.


ITEM 2: PROPERTIES

         The Company's principal offices are located in San Mateo, California. The Company has also leased additional facilities in San Mateo and in Foster City, California for research and development, quality assurance, sales, marketing, administration, and other support operations. These offices in Northern California collectively include approximately 127,000 square feet of space. Employees formerly with Pipeline Associates, Inc., acquired by the Company in 1997, are based in an office in Parsippany, New Jersey.

         In 1997, the Company entered into an operating lease for a building to be constructed on land which the Company owns in Foster City, California. This facility, which includes approximately 295,000 square feet of space, is to be used as a corporate headquarters for the Company. Construction of this facility began in 1997 and is scheduled to be completed in the first half of 1999. The Company plans to vacate and sublease its existing facilities in San Mateo and Foster City upon completion of the new corporate headquarters. In addition to its principal offices in San Mateo, the Company also leases a number of domestic and international sales offices.

         The Company believes that its facilities, in general, are adequate for its present and currently foreseeable needs.


ITEM 3: LEGAL PROCEEDINGS

         On December 15, 1997, a shareholder class action lawsuit, entitled Steele, et al. v. Electronics for Imaging, Inc., et al., No. CV 403099, was filed against the Company and certain of its officers and directors in the California Superior Court, San Mateo County (the "San Mateo Superior Court"). Five virtually identical class action complaints were subsequently filed in the San Mateo Superior Court. On December 31, 1997, a putative shareholder class action entitled Smith v. Electronics for Imaging, Inc., et al., No. C97-4739 was filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of California. The state court class actions allege that the Company made false and misleading statements concerning its business during a putative class period of April 10, 1997 through December 11, 1997 and allege violations of California Corporations Code Sections 25400 and 25500 and Civil Code Sections 1709 and 1710.

The federal court class action complaint makes the same factual allegations, but alleges violations of certain United States federal securities laws. The complaints do not specify the damages sought. The Company believes that these lawsuits are without merit and intends to contest them vigorously, but there can be no assurance that if damages are ultimately awarded against the Company, the litigation will not adversely affect the Company's results of operations.

         In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company's business or financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Adversely Affect Performance--Infringement and Potential Litigation."


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's stockholders for a vote during the fourth quarter of 1998.


PART II


ITEM 5: MARKET FOR REGISTRANT'S  COMMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

         The  Company's  common  stock was first  traded on the NASDAQ  National
Market System under the symbol EFII on October 2, 1992. The table below lists the high and low closing quotation during each quarter the stock was traded in 1998 and 1997 and reflects the Company's February 1997 two-for-one stock split.
As of February 22, 1999,  there were  approximately  422 stockholders of record.
The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for business, and does not anticipate paying any cash dividends in the foreseeable future.

                                    1998                                            1997
                ---------------------------------------------   ---------------------------------------------
                  Q1          Q2          Q3          Q4          Q1          Q2          Q3          Q4
                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
High ..........  $ 28.00     $ 25.19     $ 22.38     $ 40.00     $ 49.00     $ 50.00     $ 56.00     $ 54.63
Low ...........    15.66       18.69       13.80       15.63       38.00       35.63       47.25       13.63

ITEM 6: SELECTED FINANCIAL DATA

         The following tables summarize selected consolidated financial data as of, and for the five years ended December 31, 1998. This information should be read in conjunction with the audited consolidated financial statements and related notes thereto.

                                                                         As of and for the years ended December 31,
                                                          -------------------------------------------------------------------------
                                                            1998            1997            1996            1995            1994
                                                          ---------       ---------       ---------       ---------       ---------
                                                                          (In thousands, except per share amounts)
                 Operations

Revenue ............................................      $ 430,723       $ 360,631       $ 298,013       $ 190,451       $ 130,381
Cost of revenue ....................................        242,096         163,955         145,399          95,451          64,333
                                                          ---------       ---------       ---------       ---------       ---------
Gross profit .......................................        188,627         196,676         152,614          95,000          66,048
                                                          ---------       ---------       ---------       ---------       ---------
Operating expenses .................................
   Research and development ........................         57,887          40,318          22,440          12,922          10,387
   Sales and marketing .............................         57,214          43,414          30,221          21,938          18,601
   General and administrative ......................         15,486          12,348          10,107           7,023           6,690
   In-process research and development * ...........           --             9,400            --              --              --
                                                          ---------       ---------       ---------       ---------       ---------
      Total operating expenses .....................        130,587         105,480          62,768          41,883          35,678
                                                          ---------       ---------       ---------       ---------       ---------
Income from operations .............................         58,040          91,196          89,846          53,117          30,370
Other income, net ..................................          9,668          10,181           7,318           5,476           2,931
                                                          ---------       ---------       ---------       ---------       ---------
Income before income taxes .........................         67,708         101,377          97,164          58,593          33,301
Provision for income taxes .........................        (21,667)        (36,495)        (34,980)        (21,093)        (11,995)
                                                          ---------       ---------       ---------       ---------       ---------
Net income .........................................      $  46,041       $  64,882       $  62,184       $  37,500       $  21,306
                                                          =========       =========       =========       =========       =========
Net income per basic common share ** ...............      $    0.87       $    1.24       $    1.23       $    0.76       $    0.46
Net income per diluted common share ** .............      $    0.85       $    1.15       $    1.13       $    0.71       $    0.43
Shares used in computing net income per
 basic common share ** .............................         53,029          52,359          50,672          49,210          47,208
Shares used in computing net income per
 diluted common share ** ...........................         54,481          56,198          54,828          53,100          49,836

             Financial Position

Cash and short-term investments ....................      $ 323,033       $ 242,731       $ 212,100       $ 144,018       $ 106,974
Working capital ....................................        346,303         286,827         237,366         157,059         108,071
Long term debt, less current portion ...............          3,777           4,064            --              --              --
Total assets .......................................        472,032         385,998         298,953         194,469         135,461
Stockholders' equity ...............................      $ 398,923       $ 338,865       $ 249,370       $ 163,940       $ 113,529

            Ratios and Benchmarks

Current ratio ......................................            6.0             7.7             5.8             6.1             5.9
Inventory turns ....................................           12.9             9.4            15.5            11.8             9.9
Full-time employees ................................            583             538             354             222             192

------------
*    See Item 7: Management's Discussion and Analysis of Financial Condition and
     Results: Operating expenses--Acquisition.

**   See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto. All assumptions, anticipations, expectations and forecasts con-tained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a discussion of the factors that could impact the Company's results, readers are referred to the section below entitled "--Factors that Could Adversely Affect Performance."

Results of Operations

         The following tables set forth items in the Company's consolidated statements of income as a percentage of total revenue for 1998, 1997 and 1996, and the year-to-year percentage change from 1998 over 1997 and from 1997 over 1996, respectively. These operating results are not necessarily indicative of results for any future period.

                                                     Years ended December 31,                 % change
                                               -------------------------------------   -----------------------
                                                                                          1998         1997
                                                                                          over         over
                                                 1998        1997          1996           1997         1996
                                               ----------   ---------   ------------   ----------   ----------
Revenue    .................................      100%         100%          100%          19%          21%
Cost of revenue  ...........................       56%          46%           49%          48%          13%
                                               ----------   ---------   ------------   ----------   ----------
Gross profit  ..............................       44%          54%           51%          (4)%         29%
                                               ----------   ---------   ------------   ----------   ----------
Research and development  ..................       13%          11%            8%          44%          80%
Sales and marketing    .....................       13%          12%           10%          32%          44%
General and administrative   ...............        4%           3%            3%          25%          22%
In-process research and development   ......       --            3%           --           N/A          N/A
                                               ----------   ---------   ------------   ----------   ----------
Operating expenses  ........................       30%          29%           21%          24%          68%
Income from operations    ..................       14%          25%           30%         (36)%          2%
Other income, net   ........................        2%           3%            3%          (5)%         39%
                                               ----------   ---------   ------------   ----------   ----------
Income before income taxes   ...............       16%          28%           33%         (33)%          4%
Provision for income taxes   ...............        5%          10%           12%         (41)%          4%
                                               ----------   ---------   ------------   ----------   ----------
Net income    ..............................       11%          18%           21%         (29)%          4%


Revenue

         Revenue increased to $430.7 million in 1998, compared to $360.6 million in 1997 and $298.0 million in 1996, which yielded a 19% increase in 1998 as compared to 1997 and a 21% increase in 1997 as compared to 1996. The corresponding unit volume increased by 164% in 1998 over 1997 and by 40% in 1997 over 1996. The increase in revenue was primarily due to significant increases in unit volumes, positive market acceptance of new product introductions and the impact of new customers, partially offset by price reductions on older product lines early in the year in anticipation of new product introductions.

         The Company's revenue for 1998 was principally derived from three major categories. The first category was made up of stand-alone servers which connect digital color copiers with computer networks. This category includes the Fiery XJ+, X2 and ZX products and accounted for a majority of the Company's revenue prior to 1998. The second category was made up of embedded desktop controllers, bundled color solutions and chipsets primarily for the office market. The third category is made up of controllers for digital black and white products.

         The following is a break-down of categories by revenue, both in terms of absolute dollars and as a percentage (%) of total. Also shown is volume as a percentage (%) of total units shipped.

                                            1998                    1997                     1996
                                           Revenue                 Revenue                 Revenue
                                    ---------------------   ---------------------   ----------------------
                                                                (in thousands)
                Revenue

Stand-alone Servers Connecting to
 Digital Color Copiers  .........   $282,081        66%     $290,347        81%     $252,041         85%

Embedded Desktop Controllers,
 Bundled Color Solutions &
 Chipset Solutions   ............     90,133        21%       34,133         9%       25,465          8%

Controllers for Digital Black and
 White Solutions  ...............     19,196         4%          --         --           --          --

Spares, Licensing & Other misc.
 sources    .....................     39,313         9%       36,151        10%       20,507          7%
                                    ---------     ----      ---------     ----      ---------      ----
   Total Revenue  ...............   $430,723       100%     $360,631       100%     $298,013        100%
                                    =========     ====      =========     ====      =========      ====


                                                    1998       1997       1996
                                                   Volume     Volume     Volume
                                                   --------   --------   -------
                          Volume

Stand-alone Servers Connecting to Digital
 Color Copiers  ..................................    27%        73%        69%

Embedded Desktop Controllers, Bundled
 Color Solutions & Chipset Solutions  ............    62%        27%        31%

Controllers for Digital Black and
 White Solutions    ..............................    11%        --         --

Spares, Licensing & Other misc. sources   ........    --         --         --
                                                    ----       ----       ----
Total Volume    ..................................   100%       100%       100%
                                                    ====       ====       ====


         Growth in 1998 primarily took place in the category of embedded desktop controllers, bundled color solutions and chipset solutions. This reflects the bifurcation of the market moving from mid-range to high-end and desktop products. The desktop product category made up 21% of total revenue and 62% of total unit volume in 1998. Whereas, it made up 9% of total revenue and 27% of total unit volume in 1997 and 8% of total revenue and 31% of total unit volume in 1996. These products, except for the chipset solutions, are generally characterized by much higher unit volumes but lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. The chipset solutions can be characterized by lower unit prices and higher per unit margins compared to the traditional stand-alone server line of products. The Company anticipates further growth in the desktop category as a percentage of total revenue. To the extent this category does not grow over time in absolute terms, or if the Company is not able to meet demand for higher unit volumes, it could have a material adverse effect on the Company's results. The Company believes that stand-alone server products have not experienced year over year revenue growth in 1998 due largely to price reductions on the Company's older generations of product. The Company believes these products are being effectively replaced by newer products as its OEM customers continue to qualify the new products and begin to order in increasing volumes. In addition, low-end products which previously shipped as stand-alone products have begun to ship in 1998 as embedded products. There can be no assurance that the new products for 1999 will be qualified by all the OEMs, or that they will successfully compete, or be accepted by the market, or otherwise be able to effectively replace the volume of revenue and/or income from the older products.

         The Company also believes that in addition to the factors described above, price reductions for all of its products may affect revenues in the future. The Company has made and may in the future make price reductions for its products. Depending upon the price-elasticity of demand for the Company's products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company's revenues and profits. If the Company is not able to compensate for lower gross margins that may result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the Company's revenue in the future depends more upon sales of products with relatively lower gross margins (excluding chipset solutions) than the Company obtained in 1998 (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

         Shipments by geographic area for the years ended 1998, 1997 and 1996 were as follows:

                                  Years ended December 31,                     % change
                          ----------------------------------------   ----------------------------
                                                                        1998            1997
                                                                        over            over
                            1998          1997           1996           1997            1996
                          ----------   ------------   ------------   -------------   ------------
North America * ..........    48%          48%            52%            21 %            11%
Europe * .................    33%          30%            25%            30 %            47%
Japan ....................    16%          18%            21%             9 %             1%
Rest of World ............     3%           4%             2%           (24)%           187%
                          ---------     --------     ----------     -----------     ----------
                             100%         100%           100%            19 %            21%
                          =========     ========     ==========     ===========     ==========

------------
* In the middle of the second quarter of 1997, one of the Company's major customers began having its products for the European market shipped directly to Europe rather than through the United States. The Company does not know the dollar amount of the corresponding shipments that went through North America to Europe for the periods prior to the second quarter of 1997. Therefore shipments to North America in 1996 and early 1997 are slightly overstated and shipments that went to Europe in the same period are slightly understated when compared to 1998. Consequently the above indicated revenue information and the increases and decreases from 1998 over 1997 and from 1997 over 1996 for North America and Europe should be read with caution.

         Whereas shipments to North America, Europe and Japan increased in 1998 compared to 1997 and in 1997 compared to 1996, the Rest of World region experienced a decrease in 1998 over 1997. Although export sales to Japan increased sequentially, the future results might be impaired by the economic turmoil in that region. The Rest of World is predominantly represented by the Southeast Asian region, and the decrease in export sales in 1998 compared to 1997 is a reflection of the challenging economic situation in that region. Although such conditions are difficult to predict, the Company does not assume that there will be a significant improvement in economic conditions in Asia in 1999, and limited demand from Asia may have an adverse impact on the Company's results of operations.

         As shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations which in turn sell through to other locations, the Company believes that export sales of its products into each region may differ from what is reported, though accurate data is difficult to obtain. The Company expects that export sales will continue to represent a significant portion of its total revenue.

         Substantially all of the revenue for the last three years was attributable to sales of products through the Company's OEM channels with such partners as Canon, Epson, Fuji-Xerox, IBM, Hewlett-Packard, Kodak/Danka Business Systems, Konica, Minolta, Oce, Ricoh, Sharp, Xerox and others. During 1998, the Company has continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with OEM partners. The Company relied on three OEM customers, Canon, Xerox and Ricoh in aggregate for 67%, 85% and 82% of it's revenue for 1998, 1997 and 1996, respectively. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations. In addition, no assurance can be given that the Company's relationships with these OEM partners will continue.

         On October 28, 1998, the Company announced that it has provided Hewlett-Packard with embedded Fiery X2e technology for the new HP Color Laserjet 8500 Printer which is HP's first A3/Tabloid Color Laser Printer for the corporate workgroup market. Hewlett-Packard is the market leader among computer printer manufacturers for the Desktop market. The 8500 project calls for the Company to provide chipsets and embedded software to HP which will have a lower per unit revenue but a much higher per unit margin as a percentage of revenues than the Company's traditional products have had. The HP chipset solution is classified in the embedded, desktop and bundled category.

         The Company continues to work on the development of products utilizing both the Fiery architecture and other products and intends to continue to introduce new generations of Fiery products and other new product lines in 1999 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.

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

Gross Margins

         The Company's gross margin was 44%, 54% and 51% for 1998, 1997 and 1996 respectively. The decrease in gross margin in 1998 from 1997 was due to a combination of factors, including a higher mix of low-end products with relatively lower margins and a different mix of OEM partners purchasing a different mix of products during 1998 as compared to 1997. The Company also initiated price reductions on older products as of January 1, 1998 in light of pending introductions of newer generations of products. The Company expects that sales of products with relatively lower margins may further increase as a percentage of revenue. Such products include older products for which prices are reduced during product transitions, embedded products for both desktop printers and copiers, and stand-alone servers and embedded controllers for black-and-white copiers. If such sales increase as a percentage of the Company's revenue, gross margins may further decline. The increase in gross margin in 1997 as compared to 1996 was due to the fact that the Company benefited in 1997 from lower component prices used in the Company's products in addition to lower manufacturing costs due to economies of scale.

         The Company's ability to maintain current gross margins may not continue. In addition to the factors affecting revenue described above, the Company expects to be subject to pressures to reduce prices, and as a result, gross margins for all of its products may be lower.

         In general, the Company believes that gross margin will continue to be impacted by a variety of factors. These factors include the market prices that can be achieved on the Company's current and future products, the availability and pricing of key components (including DRAM and Postscript interpreter software), third party manufacturing costs, product, channel and geographic mix, the success of the Company's product transitions and new products, competition, and general economic conditions in the United States and abroad. Consequently, the Company anticipates gross margins will fluctuate from period to period.

Operating Expenses

         Operating expenses increased by 24% in 1998 over 1997 and by 68% in 1997 over 1996. Operating expenses as a percentage of revenue amounted to 30%, 29% and 21% for 1998, 1997 and 1996, respectively. Increases in operating expenses in absolute dollars of $25.1 million in 1998 compared to 1997, and $42.7 million in 1997 compared to 1996, were primarily caused by costs associated with the development and introduction of new products and the hiring of additional full time employees to support the growing business (a net increase of 45 people at December 31, 1998 over December 31, 1997 and a net increase of 184 people at December 31, 1997 over December 31, 1996). The Company has hired additional employees to support product development as well as to support expanded operations.

         The increase in operating expenses in 1997 compared to 1996 includes a $9.4 million charge for in process technology that was expensed in 1997 as part of the acquisition of Pipeline Associates, Inc. and Pipeline Asia, Inc. (the "Pipeline Acquisition"), a leading software developer specializing in PostScript, HTML and PCL interpreter technologies. Excluding the $9.4 million charge in 1997, the increase in operating expenses in 1998 over 1997 would have been 36% or $34.5 million and in 1997 over 1996 would have been 53% or $33.3 million. The lower percentage increase in operating expenses in 1998 over 1997 compared to 1997 over 1996 is the result of the Company's successful spending control.

         The Company anticipates that operating expenses will continue to grow and may increase both in absolute dollars and as a percentage of revenue. In addition, the Company anticipates additional non-recurring operating expenses beginning in the first quarter of 1999, and possibly for one or two quarters thereafter, related to the Company's pending move to a new central facility in Foster City, California.

         The components of operating expenses are detailed below.

         Research and Development

         Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $57.9 million or 13% of revenue in 1998 compared to $40.3 million or 11% of revenue in 1997 and $22.4 million or 8% of revenue in 1996. The year over year increase in research and development expenses was mainly due to an increase in research and development projects. The majority of the 44% increase of research and development expenses in 1998 compared to 1997 was due to headcount related costs as well as a significant increase in costs of prototype materials used for pre-production units on projects under development. The 80% increase of research and development expenses in 1997 over 1996 was primarily due to an 80% growth in engineering headcount in 1997 compared to 1996. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and new product development efforts. Accordingly, the Company expects that its research and development expenses may continue to increase in absolute dollars and also as a percentage of revenue.

         Sales and Marketing

         Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for 1998 were $57.2 million or 13% of revenue compared to $43.4 million or 12% of revenue in 1997 and $30.2 million or 10% of revenue in 1996. Sales and marketing expenses increased steadily as a percentage of revenue and in absolute dollars over the past three years. Contributing to this increase is a 7% and 29% increase in headcount in 1998 and 1997, respectively. In addition, costs required for the introduction, promotion and support of a broader range of current products with both existing and new OEM relationships as well as technology alliance partners have also increased. The Company has also developed strategic relationships with well known print-for-pay companies, including Kinko's, AlphaGraphics, the CopyMax operations of office products superstore OfficeMax, the American Speedy group of franchised printing centers (including Allegra Print and Imaging, American Speedy, Speedy Printer, Zippy Print and Quik Print) and the SAMPA Corporation, franchiser of Signal Graphics Printing Centers. Although these relationships increase the demand for Fiery products they also increase the sales and marketing expenses.

         The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, launch new products and continue to build its sales and marketing organization, particularly in Europe and Asia Pacific, including Japan. This increase might not proportionally increase with increases in volume, if the Company's sales continue to gravitate toward desktop and embedded products which require less support from the Company as the OEM partners take over this role.

         General and Administrative

         General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $15.5 million or 4% of revenue in 1998, compared to $12.3 million or 3% of revenue in 1997 and $10.1 million or 3% of revenue in 1996. While general and administrative expenses have remained relatively constant as a percentage of total revenue over the three year period ended 1998, these expenses have increased in absolute dollars. The increases in 1998 over 1997 and in 1997 over 1996 were primarily due to the increase in headcount to support the needs of the growing Company's operations, including the use of outside consultants. The Company expects that its general and administrative expenses may continue to increase in absolute dollars and possibly also as a percentage of revenue in order to support the Company's efforts to grow its business.

         Acquisition

         In October of 1997, the Company acquired Pipeline Associates, Inc. and Pipeline Asia, Inc. ("the Pipeline Acquisition") for $12.6 million, net of cash received. The Pipeline acquisition was intended to expand the Company's core technologies and thereby decrease its dependence on software licensed from outside sources. The Pipeline acquisition allows the Company to offer the industry's only Hewlett-Packard approved PCL interpreter not produced by Hewlett-Packard. In conjunction with the acquisition, the Company recorded a charge of $9.4 million for in process research and development.

Other Income

         Other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income of $9.7 million in 1998 decreased by 5% from $10.2 million in 1997. Other income of $10.2 million in 1997 increased by 39% from $7.3 million in 1996. The decrease in 1998 from 1997 is mainly due to approximately $1.3 million in losses suffered on Asian currency denominated transactions in the first half of 1998. Although to date, the Company's exposure to currency fluctuations has been relatively minor, in response to recent currency fluctuations in Asia, the, Company began to implement a hedging program in June 1998. In addition, the Company has been earning less on interest in 1998 compared to 1997 due to a decline in market interest rates. The increase in 1997 compared to 1996 is mainly due to an increase of the average investment balance.

Income Taxes

         The Company's effective tax rate was 32% in 1998 and 36% in 1997 and 1996, respectively. In each of these years, the Company benefited from increased tax-exempt interest income, increases in foreign sales and the utilization of research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. The Company anticipates that the tax rate for 1999 will increase to reflect the fact that the Federal R&D credit is scheduled to expire mid-year 1999.

Liquidity and Capital Resources

         Cash, cash equivalents and short-term investments increased by $80.3 million to $323.0 million as of December 31, 1998, from $242.7 million as of December 31, 1997. Working capital increased by $59.5 million to $346.3 million as of December 31, 1998, up from $286.8 million as of December 31, 1997. These increases are primarily the result of net income, changes of balance sheet components and the exercise of employee stock options.

         Net cash provided by operating activities was $79.1 million, $72.5 million and $71.3 million in 1998, 1997 and 1996, respectively. Cash provided by operating activities increased in 1998 primarily due to a reduction in inventory levels, a reduction of receivables from subcontractors and an increase in accounts payable and accrued liabilities, partially offset by, an increase in accounts receivable due to the increased volume of revenue, and a decrease in net income in 1998 from 1997.

         The Company has continued to invest cash in short-term investments, mainly municipal securities. Purchases in excess of sales of short-term investments were $84.3 million, $45.4 million and $42.1 million in 1998, 1997 and 1996, respectively. The Company's capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company's operations. The Company purchased approximately $12.3 million, $11.5 million and $10.7 million of such equipment and furniture during 1998, 1997 and 1996, respectively. During 1997, the Company invested $12.6 million, net of cash received, in the Pipeline Acquisition. Also in 1997, the Company began development of a corporate campus on a 35-acre parcel of land in Foster City, California. During 1998 the Company spent approximately $0.3 million on land improvement costs and during 1997 the Company spent approximately $27.0 million on the land and associated improvement costs. In addition to purchasing the land, the Company entered into an agreement to lease a ten-story 295,000 square foot building to be constructed in 1998 and 1999. The lessor of the building has committed to fund up to a maximum of $65.0 million for the construction to be directed by the Company. Rent payments for the building will commence upon completion of construction and bear a direct relationship to the carrying cost of the amount drawn on the commitment. The initial term of the lease is 7 years with options to purchase at any time. As of December 31, 1998, the Company has drawn $36.3 million on the commitment. The building construction is scheduled to be completed in the second quarter of 1999. Also in conjunction with the lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years. The Company has guaranteed a residual value associated with the building to the lessor of approximately 82% of the lessor's funding. If the Company defaults on the lease, does not renew the lease, does not purchase the building or does not arrange for a third party purchase of the building at the end of the lease term, it may be liable to the lessor for the amount of the residual guarantee. As part of the lease agreement the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities ($44.0 million at December 31, 1998) to be held in proportion to the amount drawn in order to secure a more favorable lease rate and avoid other covenant restrictions. The Company may use these funds at any time, but their conversion would also result in an increase to the lease rate and the imposition of additional financial covenant restrictions.

         Net cash provided by financing activities of $13.9 million, $9.9 million and $7.7 million in 1998, 1997 and 1996, respectively, were primarily the result of exercises of common stock options and the tax benefits to the Company associated with those exercises. Net cash provided by financing activities in 1998 and 1997 includes approximately $0.3 million and $0.1 million of repayment of bonds assumed as part of the Foster City, California land acquisition.

         The Company's inventory consists primarily of memory subsystems, processors and ASICs, which are consigned to third-party contract manufacturers responsible for manufacturing substantially all of the Company's products. Should the Company decide to purchase components and do its own manufacturing, or should it become necessary for the Company to purchase and consign components other than the processors, ASICs or memory subsystems for its contract manufacturers, inventory balances would increase significantly, thereby reducing the Company's available cash resources. Further, these contract manufacturers produce substantially all of the Company's products. The Company believes that, should the services of any of these contract manufacturers become unavailable, a significant negative impact on the Company's consolidated financial position and results of operations could result. The Company is also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on its consolidated financial position and results of operations if such supply were reduced or not available.

         The Company, along with its directors and certain officers and employees, have been named in class action lawsuits filed in both the San Mateo County Superior Court and the United States District Court for the Northern District of California. The lawsuits are all related to the precipitous decline in the trading price of the Company's stock that occurred in December 1997. The Company believes the lawsuits are without merit and intends to contest them vigorously, but there can be no assurance that if damages are ultimately awarded against the Company, the litigation will not adversely affect the Company's results of operations.

         The Company believes that its existing capital resources, together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 1999.

Year 2000 Status

         Although the Company has not completed a formal contingency plan for potential Year 2000 related problems, Management has taken steps and continues to assess the possible effects and potential solutions for a Year 2000 problem. The Company has updated substantially all of its computer system infrastructure over the last few years, thus management believes that all critical pieces of hardware and software have been represented to be Year 2000 compliant by their manufacturers. In some cases this compliance is expected to be met by releases of software updates from the manufacturers that are currently scheduled to be released in the first half of 1999. For software that is currently available and represented to be compliant, the Company has performed limited tests on the manufacturer's representations. In addition, because the Company is moving into a new building during the first half of 1999 and has a relatively new computer system, the Company has spent a comparatively small amount of time to date on testing. Incremental costs incurred to date related to the Year 2000 problem have been less than $0.1 million. However, the Company currently anticipates spending approximately $1 million over the next fiscal year on internal resources and consultants to implement software updates, assist with testing, analyze risks associated with third parties and further develop contingency plans and capabilities. Although the Company continues to review and test, based on the reviews to date, the Company currently believes that Year 2000 issues will not materially affect its internal MIS systems. However, there can be no assurance that the Company will have identified or procured all of the resources necessary to address all critical Year 2000 deficient hardware and software systems on a timely basis and the Company may need to spend additional amounts to identify, modify or repair internal systems.

         Also, the Company has tested its products to determine if the products will successfully rollover from the years 1999 to 2000 and 2000 to 2001, and if the products will correctly recognize the date February 29, 2000. Products first released after November 1, 1997 have passed internal tests for these criteria, and future products will be required to pass the same internal tests before shipping. Because the Company cannot control other companies' products used in conjunction with the Company's products (such as other companies' software), the Company does not intend to assure its customers that its products will meet the above referenced criteria when used in conjunction with any other software or hardware not manufactured by the Company.

         To date the Company has not reviewed Year 2000 plans and preparations of its manufacturers, suppliers, customers and other third parties with whom it does business. The Company is currently in the process of identifying and contacting these critical third parties. The Company hopes to complete this process by the end of June 1999. The Company has also begun to work on contingency plans and currently believes that internal problems encountered in handling transactions could be processed manually for a short period of time. The contingency plans will be more fully developed by the third quarter of 1999. The Company continues to assess the effects and costs associated with possible Year 2000 problems, however, the total effects and costs are unknown to the Company at this time, and there can be no assurance that such effects and costs will not have a materially adverse effect on the Company, its financial condition, or results of operations.

Euro Assessment

         Eleven of the fifteen member countries of the European Union have established fixed conversion rates between their existing sovereign currencies and the Euro and have adopted the Euro as a common currency as of January 1, 1999. The Euro is trading on currency exchanges and is available for non-cash transactions. The conversion to the Euro is not expected to have a material adverse effect on the operating results of the Company as the Company predominantly invoices in US Dollars. The Company is currently in the process of evaluating the reporting requirements in the respective countries and the related system, legal and taxation requirements. The Company expects that required modifications will be made on a timely basis and that such modifications will not have a material adverse impact on the Company's operating results. There can be no assurance, however, the Company will be able to complete such modifications to comply with Euro requirements, which could have a material adverse effect on the Company's operating results.

Factors That Could Adversely Affect Performance

         The following factors may adversely impact the Company's future performance and financial results:

         Reliance on OEM Resellers; Risks Associated with Significant OEM Group Concentration

         The Company's strategy of selling principally to OEMs anticipates that the Company will be relying on high sales volumes to a relatively small number of customers. Although there can be no assurance that the Company's major customers will continue to utilize the Company's products at current levels, if at all, the Company expects to continue to depend upon such customers for a significant percentage of its revenues. A decline in demand for color and black and white copiers or laser printers, or other factors affecting the computer industry in general, or major customers in particular, may adversely affect the Company's results of operations.

         The Company relies upon the ability of its OEMs to develop new products, applications and product enhancements on a timely and cost-effective basis. The ability of these OEMs to meet changing customer needs and respond to emerging industry standards and other technological changes is essential to the Company's continued success. There is no assurance that the Company's OEMs will effectively meet these technological challenges. These OEMs, who are not within the control of the Company, may incorporate into their products the technologies of other companies in addition to, or instead of the Company's products, and with the exception of certain minimum purchase obligations, are not obligated to purchase products from the Company. There can be no assurance that any OEM will continue to carry the Company's products; and the loss of important OEMs, or an inability to recruit additional OEMs, may have a material adverse effect on the Company's business, operating results, and financial condition.

         The Company's sales have been and will continue to be heavily influenced by order quantities and timing of delivery to its OEMs. No assurance can be given that the Company will be able to successfully maintain sales of its products in any OEM channel. The Company's sales may be adversely affected if an OEM introduces or supports additional products that compete with the Company's products, fails to effectively market the Company's products, modifies its color and black and white copiers or printers such that the Company's products are no longer compatible, introduces new copiers or printers that are incompatible with the Company's products, or does not allow the Company's products to support all of the features available on its new copiers or printers.

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

         Product Diversification and Coordination of Development with Customers

         The Company's customers have historically requested a broader range of products with different and unique features, and the Company believes that this trend may continue. If the Company cannot successfully manage the effort and risks associated with a broader range of products, its results of operations may be adversely affected.

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

         Reliance on Continued Demand for the Company's Products That Enable Color Printing of Digital Data and the Effects of a Potential Decrease

         Although the Company has expanded its product line in recent years, and continues to explore opportunities to further diversify its business, the Company's business has been focused heavily on sales of products that enable the color printing of digital data. Should conditions arise that reduce the demand for this service, the Company's results of operations may be adversely affected. The Company believes that purchases of the Company's products may be affected by a variety of economic conditions and considerations, and there can be no assurance that demand for the Company's products will continue at current levels. For example, although such conditions are difficult to predict, the Company is not assuming that there will be significant improvement in economic conditions in Asia, including Japan, during 1999. The Company believes that continued economic distress in Japan and elsewhere in Asia might limit demand in these regions for the Company's products. Economic distress in other parts of the world such as Brazil may also limit demand for the Company's products. The move to a single European currency, the Euro, and the resulting central bank management of interest rates to maintain fixed currency exchange rates among the member nations may lead to economic conditions which adversely impact the sale of the Company's products. In addition, it is possible that individuals with responsibility for purchasing the Company's products, such as information technology professionals, may choose to devote available discretionary resources to other perceived needs, such as technology expenses associated with Year 2000 preparation and/or Euro currency conversion projects.

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

         Fluctuations in Operating Results

         Operating results may fluctuate due to factors such as demand for the Company's products, success and timing of the new product introductions, price reductions by the Company and its competitors, delay, cancellation or rescheduling of orders, product performance, or availability of key components. Operating results may also fluctuate due to seasonal purchasing patterns of its OEM partners or the status of the Company's relationships with its OEM partners as well as performance of third-party manufacturers or the status of the Company's relationships with its key suppliers. The Company's results have followed a seasonal pattern reflecting the buying patterns of its large OEM customers. In the past, that pattern has indicated the Company's fiscal fourth quarter results may be adversely affected by a desire on the part of some or all of its OEM customers to slow down, or otherwise delay fourth quarter orders in an effort to minimize their inventory investment at the end of their fiscal year. Additionally, the first fiscal quarter is also a traditionally weaker quarter as the Company's OEM partners focus on training of their sales forces. Moreover, the Company's ability to develop and market new products, the timing and amount of sales and marketing expenditures, and the general demand for what are discretionary purchase items (color copiers, digital black-and-white copiers, and color laser printers) and general global economic conditions will also effect operating results.

         Interest Rate risk

         The Company has an investment portfolio of mainly fixed income securities classified as available-for-sale securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit these exposures by investing primarily in short-term securities.

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

         Risks Associated With The Company's Ownership of Real Property And Transition To New Facilities

         In early 1999, the Company anticipates moving into a new leased headquarters in Foster City, California on land that the Company owns. If the Company cannot successfully manage the transition, disruption to the Company's business and delays in sales or development of new products could arise, and results of operations may be adversely affected.

         International Operations and Currency Fluctuations

         Approximately 52%, 52% and 48%, respectively, of the Company's product revenue for the years ended 1998, 1997 and 1996, respectively, were attributable to sales outside North America, primarily to Europe and Japan. The Company expects that sales to international destinations will continue to represent a significant portion of its total revenue. The Company is subject to certain risks associated with international operations, including tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies, which may on occasion be delayed or difficult to obtain. Given the significance of export sales to the Company, the Company faces a continuing risk in that the strengthening of the U.S. dollar versus the Japanese yen, the Euro and other major European currencies, and numerous Southeast Asian currencies could adversely impact the Company's revenues and gross margin. Although the Company typically invoices in U.S. dollars, these adverse impacts could occur through lower unit demand and the necessity to lower average selling prices to compensate for the reduced strength of local currencies. Where the Company does invoice in local currency, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and where appropriate the use of hedge oriented financial market instruments. To date the Company has primarily utilized forward contracts to mitigate its exposure in these markets.

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

         Infringement and Potential Litigation

         The Company may receive in the future, communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties. There can be no assurance that any of these claims will not result in protracted and costly litigation. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms, or at all.

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

         Quarterly Fluctuations in Operating Results

         The Company's operating results have historically been subject to quarterly fluctuations due, for example, to the following factors: economic situations in various geographic locations around the world, acceptance of new products by OEM partners and their customers, demand of the Company's OEM partners, which is in turn subject to fluctuations because of customer demand and inventory levels, timing of training and product releases by the Company's OEM partners and the Company's timing of expenses which could affect one quarter significantly more than another (for example, the Pipeline acquisition which was consummated during the fourth quarter of 1997 and expenditures in connection with the move to the new corporate headquarters). The Company anticipates that future operating results might be subject to quarterly fluctuations.


Item 7A: Quantitative and Qualitative Disclosures About Market Risk

         Market Risk

         The Company is exposed to various market risks, including the changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties are major financial institutions.

         Foreign Exchange Contracts

         As of mid 1998,  the  Company  started  to enter into  forward  foreign exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During 1998, the transactions hedged were intercompany accounts receivable and payable between the Company and its Japanese subsidiary. The periods of the forward foreign exchange contracts correspond to the reporting periods of the hedged transactions. Foreign exchange gains and losses on intercompany balances and the offsetting losses and gains on forward foreign exchange contracts are reflected in the income statement.

         As of December 31, 1998, the Company had one outstanding forward foreign exchange contract to sell Yen equivalent to approximately $5.6 million with an expiration date of January 29, 1999.

         The estimated fair value of the foreign currency contract represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. As of December 31, 1998, the difference between the fair value of the outstanding contract and the contract amount was immaterial. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase of the amount of Yen to purchase one US Dollar. A 10% fluctuation in the exchange rate for this currency would change the fair value by approximately $0.6 million. However, since the contract hedges foreign currency denominated transactions, any change in the fair value of the contract would be offset by changes in the underlying value of the transactions being hedged.

         Interest Rate Risk

         The fair value of the Company's cash and short-term investment portfolio at December 31, 1998, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from an instantaneous hypothetical 100 basis-point increase in interest rates for the issues contained in the investment portfolio. As of December 31, 1998, the Company's cash and short-term investment portfolio includes debt securities of $323 million, subject to interest rate risk. A 100 basis-point increase in market interest rates would result in a decrease of fair value of approximately $2.9 million.

         The fair value of the Company's long-term debt, including current maturities was estimated to be $4.1 million as of December 31, 1998, and equaled the carrying value. The Company's long-term debt requires interest payments based on a variable rate and therefore is subject to interest rate risk. A 10% fluctuation in interest rates would not have a material effect on the fair value of the outstanding long-term debt of the Company as of December 31, 1998.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Electronics for Imaging, Inc.

                          Consolidated Balance Sheets


                                                                December 31,
                                                             -------------------
                                                               1998      1997
                                                             --------   --------
                                                           (In thousands, except
                                                            share and per share
Assets
Current assets:
 Cash and cash equivalents ...............................   $ 53,210   $ 57,195
 Short-term investments ..................................    269,823    185,536
 Accounts receivable, net ................................     57,494     30,930
 Inventories .............................................     13,726     23,790
 Other current assets ....................................     21,382     32,445
                                                             --------   --------
   Total current assets ..................................    415,635    329,896
Property and equipment, net ..............................     46,579     46,502
Other assets .............................................      9,818      9,600
                                                             --------   --------
   Total assets ..........................................   $472,032   $385,998
                                                             ========   ========
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable ........................................   $ 32,707   $ 20,255
 Accrued and other liabilities ...........................     26,953     19,891
 Income taxes payable ....................................      9,672      2,923
                                                             --------   --------
   Total current liabilities .............................     69,332     43,069
                                                             --------   --------
Long-term debt, less current portion .....................      3,777      4,064
                                                             --------   --------
Commitments and Contingencies (Note 6) ...................
Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares
 authorized; none issued and outstanding .................       --         --
Common stock, $.01 par value; 150,000,000 shares
 authorized; 53,499,233 and 52,558,383 shares issued and
 outstanding, respectively ...............................        535        524
Additional paid-in capital ...............................    151,270    137,264
Retained earnings ........................................    247,118    201,077
                                                             --------   --------
   Total stockholders' equity ............................    398,923    338,865
                                                             --------   --------
    Total liabilities and stockholders' equity ...........   $472,032   $385,998
                                                             ========   ========

          See accompanying notes to consolidated financial statements.

                          Electronics for Imaging, Inc.

                        Consolidated Statements of Income


                                                   Years ended December 31,
                                            -----------------------------------
                                              1998          1997        1996
                                            ---------    ---------    ---------
                                                  (In thousands, except
                                                     per share amounts)

Revenue .................................   $ 430,723    $ 360,631    $ 298,013
Cost of revenue .........................     242,096      163,955      145,399
                                            ---------    ---------    ---------
Gross profit ............................     188,627      196,676      152,614
                                            ---------    ---------    ---------
Operating expenses:
   Research and development .............      57,887       40,318       22,440
   Sales and marketing ..................      57,214       43,414       30,221
   General and administrative ...........      15,486       12,348       10,107
   In-process research and development ..        --          9,400         --
                                            ---------    ---------    ---------
                                              130,587      105,480       62,768
                                            ---------    ---------    ---------
Income from operations ..................      58,040       91,196       89,846
Other income, net .......................       9,668       10,181        7,318
                                            ---------    ---------    ---------
Income before income taxes ..............      67,708      101,377       97,164
Provision for income taxes ..............     (21,667)     (36,495)     (34,980)
                                            ---------    ---------    ---------
Net income ..............................   $  46,041    $  64,882    $  62,184
                                            =========    =========    =========
Net income per basic common share .......   $    0.87    $    1.24    $    1.23
                                            =========    =========    =========
Shares used in per-share calculation ....      53,029       52,359       50,672
                                            =========    =========    =========
Net income per diluted common share .....   $    0.85    $    1.15    $    1.13
                                            =========    =========    =========
Shares used in per-share calculation ....      54,481       56,198       54,828
                                            =========    =========    =========


          See accompanying notes to consolidated financial statements.


                                                    Electronics for Imaging, Inc.

                                           Consolidated Statements of Stockholders' Equity


                                                          Common Stock                Additional                           Total
                                                    --------------------------         Paid-In          Retained       Stockholders'
                                                     Shares           Amount           Capital          Earnings          Equity
                                                    ---------        ---------        ---------         ---------        ---------
                                                                      (In thousands)
Balances as of December 31, 1995 ............          24,971        $     250        $  89,679         $  74,011        $ 163,940
Exercise of common stock options ............             780                8            7,691              --              7,699
Tax benefit related to stock plans ..........            --               --             15,547              --             15,547
Effect of two-for-one stock split ...........          25,752              257             (257)             --               --
Net income for the year ended
 December 31, 1996 ..........................            --               --               --              62,184           62,184
                                                    ---------        ---------        ---------         ---------        ---------
Balances as of December 31, 1996 ............          51,503              515          112,660           136,195          249,370
Exercise of common stock options ............           1,055                9           10,059              --             10,068
Tax benefit related to stock plans ..........            --               --             14,545              --             14,545
Net income for the year ended
 December 31, 1997 ..........................            --               --               --              64,882           64,882
                                                    ---------        ---------        ---------         ---------        ---------
Balances as of December 31, 1997 ............          52,558              524          137,264           201,077          338,865
Exercise of common stock options ............             941               11            8,567              --              8,578
Tax benefit related to stock plans ..........            --               --              5,638              --              5,638
Functional currency adjustment ..............            --               --               (199)             --               (199)
Net income for the year ended
 December 31, 1998 ..........................            --               --               --              46,041           46,041
                                                    ---------        ---------        ---------         ---------        ---------
Balances as of December 31, 1998 ............          53,499        $     535        $ 151,270         $ 247,118        $ 398,923
                                                     =========        =========        =========         =========        =========

                                    See accompanying notes to consolidated financial statements.


                                                    Electronics for Imaging, Inc.

                                                Consolidated Statements of Cash Flows

                                                                                            Years ended December 31,
                                                                                    -----------------------------------------------
                                                                                      1998               1997               1996
                                                                                    ---------          ---------          ---------
                                                                                                    (In thousands)
Cash flows from operating activities:
Net income ................................................................         $  46,041          $  64,882          $  62,184
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization ..........................................            13,551              7,376              5,484
   Deferred taxes .........................................................            (1,938)            (4,144)            (4,135)
   Change in reserve for bad debts ........................................               250               (150)               758
   In-process research and development ....................................              --                9,400               --
   Other ..................................................................              (199)              --                 --
   Changes in operating assets and liabilities:
      Accounts receivable .................................................           (26,814)            10,528            (14,045)
      Inventories .........................................................            10,064            (12,786)            (3,195)
      Receivable from subcontract manufacturers ...........................            12,276             (5,854)            (9,600)
      Other current assets ................................................              (374)            (4,107)              (778)
      Accounts payable and accrued liabilities ............................            19,498             (2,870)            19,682
      Income taxes payable ................................................             6,749             10,220             14,919
                                                                                    ---------          ---------          ---------
   Net cash provided by operating activities ..............................            79,104             72,495             71,274
                                                                                    ---------          ---------          ---------
Cash flows from investing activities:
Purchases of short-term investments .......................................          (327,483)          (195,669)          (213,919)
Sales/maturities of short-term investments ................................           243,196            150,287            171,777
Investment in property and equipment, net .................................           (12,566)           (38,530)           (10,655)
Business acquired, net of cash received ...................................              --              (12,626)              --
Purchase of other assets ..................................................              (181)              (644)              (236)
                                                                                    ---------          ---------          ---------
   Net cash used for investing activities .................................           (97,034)           (97,182)           (53,033)
                                                                                    ---------          ---------          ---------
Cash flows from financing activities:
Repayment of bonds payable ................................................              (271)              (132)              --
Issuance of common stock ..................................................            14,216             10,068              7,699
                                                                                    ---------          ---------          ---------
   Net cash provided by financing activities ..............................            13,945              9,936              7,699
                                                                                    ---------          ---------          ---------
Increase (decrease) in cash and cash equivalents ..........................            (3,985)           (14,751)            25,940
Cash and cash equivalents at beginning of year ............................            57,195             71,946             46,006
                                                                                    ---------          ---------          ---------
Cash and cash equivalents at end of year ..................................         $  53,210          $  57,195          $  71,946
                                                                                    =========          =========          =========
Supplemental disclosures of Cash Flow Information:
Cash paid for interest ....................................................         $     313          $     154          $    --
Cash paid for income taxes ................................................            11,218             30,225             23,715
Assumption of debt in conjunction with land acquisition ...................              --            $   4,467               --

                                    See accompanying notes to consolidated financial statements.

                         Electronics for Imaging, Inc.

                  Notes to Consolidated Financial Statements


Note 1: The Company and Its Significant Accounting Policies


The Company and Its Business

     Electronics For Imaging, Inc., a Delaware corporation (the "Company"), designs and markets products that support color and black-and-white printing on a variety of peripheral devices. Its Fiery- products incorporate hardware and software technologies that transform digital copiers and printers from many leading copier manufacturers into fast, high-quality networked printers. The Company's Fiery products include stand-alone servers, which are connected to digital copiers and other peripheral devices, and Fiery controllers, which are embedded in digital copiers and desktop color laser printers. The Company operates in one industry and sells its products primarily to original equipment manufacturers in North America, Europe and Japan. Substantially all of the Company's revenue to date has resulted from the sale of Fiery products.


Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.


Revenue Recognition

     Revenue is recognized when the product is shipped, provided no significant obligations remain and collectibility is reasonably probable. Provisions for estimated warranty costs and potential sales returns are recorded when revenue is recognized.


Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and bonds payable as presented in the financial statements, approximate fair value based on the nature of these instruments and prevailing interest rates.


Concentration of Credit Risk

     The Company is exposed to credit risk in the event of default by any of its customers to the extent of amounts recorded on the consolidated balance sheet. The Company performs ongoing evaluations of the collectibility of the accounts receivable balances for its customers and maintains reserves for estimated credit losses; such actual losses have been within management's expectations.


Cash, Cash Equivalents and Short-Term Investments

     The Company generally invests its excess cash in deposits with major banks, money market securities, municipal, U.S. government and corporate debt securities. By policy, the Company invests primarily in high-grade marketable securities. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded on the consolidated balance sheet.

     The Company considers all highly liquid investments, generally with a maturity of three months or less at the time of purchase, to be cash equivalents. The cost of these investments has generally approximated fair value. Investments with longer maturities are classified as available-for-sale and therefore treated as current assets. Available-for-sale securities are stated at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Such unrealized gains and losses have historically not been material.


Inventories

     Inventories are stated at standard cost which approximate the lower of actual cost using a first-in, first-out method, or market. The Company periodically reviews its inventories for potential slow-moving or obsolete items and writes down specific items to net realizable value as appropriate.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation on assets is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the lease term, if shorter.


Amortization of Intangibles

     Current goodwill and other intangible assets acquired to date are being amortized on a straight-line basis over periods ranging from 3 to 5 years.


Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Under SFAS 109, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. No provision for U.S. income tax is made for undistributed earnings of the Company's foreign subsidiaries, to the extent it is the Company's intention to indefinitely reinvest these earnings in the respective subsidiaries.


Foreign Currency Translation

     The functional currency for all of the Company's foreign operations, except for Japan, is the U.S. dollar. The functional currency for Japan is the Japanese Yen. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income. Where the Japanese Yen is the functional currency, translation adjustments are recorded as a separate component of Stockholders' Equity. Foreign currency translation and transaction gains and losses have not been significant in any period presented.


Accounting for Derivative Instruments and Risk Management

     The Company operates internationally, giving rise to exposure to market risk from changes in foreign exchange rates. Derivative financial instruments are used by the Company to reduce those risks. The Company does not hold or issue financial or derivative financial instruments for trading or speculative purposes. The magnitude and volume of such transactions were not material for the periods presented. As of December 31, 1998, the Company had one outstanding forward foreign exchange contract to sell Yen equivalent to approximately $5.6 million with an expiration date of January 29, 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal quarters and fiscal years beginning after June 15, 1999. The Company is currently studying the provisions of the SFAS 133 and the potential impact it may have on its financial statements.


Stock Options

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". As permitted under this standard, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS 123, are disclosed in Note 9.


Computation of Net Income per Common Share

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


Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. There was no material difference between Comprehensive income and Net income for the twelve months period ended December 31, 1998.


Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has adopted SFAS 131 as of fiscal year 1998. See Note 10.


Reclassifications

     Certain prior year balances have been reclassified to conform with the current year presentation.


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilites at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2: Acquisitions


     In October of 1997, the Company acquired Pipeline Associates, Inc. and Pipeline Asia, Inc. (collectively, "Pipeline")--a leading software developer of PostScript, HTML and PCL interpreter technologies. The acquisition cost, net of cash received was $12.6 million and was accounted for as a purchase. The excess of the acquisition cost over the fair market value of net tangible assets acquired was $ 12.5 million, of which $ 9.4 million was allocated to in-process research and development and expensed immediately. The allocation to in-process research and development was based on an independent appraiser's valuation report which included the value of products in the development stage not considered to have reached technological feasibility. The balance of the excess acquisition cost was allocated to acquired technology and trademarks--$ 2.8 million, and goodwill--$0.3 million which are being amortized over 3 and 5 years respectively. The Pipeline acquisition was not deemed material to the Company's financial condition or results of operations, accordingly, pro forma disclosures associated with purchase accounting have not been provided.

Note 3: Balance Sheet Components


                                                              December 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
                                                             (In thousands)
Accounts receivable:
Accounts receivable ................................     $ 58,948      $ 32,315
Less reserves and allowances .......................       (1,454)       (1,385)
                                                         --------      --------
                                                         $ 57,494      $ 30,930
                                                         ========      ========
Inventories:
Raw materials ......................................     $ 13,261      $ 19,216
Work in process ....................................           17         3,183
Finished goods .....................................          448         1,391
                                                         --------      --------
                                                         $ 13,726      $ 23,790
                                                         ========      ========
Other current assets:
Receivable from subcontract manufacturers ..........     $  5,366      $ 17,642
Other ..............................................       16,016        14,803
                                                         --------      --------
                                                         $ 21,382      $ 32,445
                                                         ========      ========
Property and equipment:
Land ...............................................     $ 27,706      $ 27,351
Equipment and purchased software ...................       44,348        34,201
Furniture and leasehold improvements ...............        7,565         7,494
                                                         --------      --------
                                                           79,619        69,046
Less accumulated depreciation and amortization .....      (33,040)      (22,544)
                                                         --------      --------
                                                         $ 46,579      $ 46,502
                                                         ========      ========
Accrued and other liabilities:
Accrued product-related obligations ................     $  4,650      $  3,040
Accrued royalty payments ...........................        8,232         7,625
Accrued compensation and benefits ..................        6,383         4,043
Other accrued liabilities ..........................        7,688         5,183
                                                         --------      --------
                                                         $ 26,953      $ 19,891
                                                         ========      ========


Note 4: Marketable Securities

     The following is a summary of the estimated fair value of available for sale securities classified as short-term investments. Gross unrealized holding gain and losses for the years ended December 31, 1998 and 1997 were not material. Gross realized gains and losses for the years ended December 31, 1998 and 1997 were also not material (in thousands);


                                                Cost (approximates Market Value)
                                                    1998         1997
                                                  ----------   ----------
          Municipal Securities    ............... $218,431     $183,859
          U.S. Government Securities    .........   16,457        1,677
          U.S. Corporate Debt Securities   ......   34,935          --
                                                  ---------    ---------
          Total debt securities   ............... $269,823     $185,536
                                                  =========    =========

Maturities  of  debt  securities  at market value as of December 31, 1998 are as follows (in thousands);

                                                       1998
                                                    ----------
          Mature in one year or less   ............  $103,366
          Mature after one year through two years     106,366
          Mature after two years    ...............    60,091
                                                     ---------
               Total debt securities   ............  $269,823
                                                     =========

Note 5: Long-Term Debt


     Long Term Debt consists of amounts due to the City of Foster City for certain bonds assumed by the Company during the purchase of land (see Note 6). Principal amounts owing under the bonds are as follows:


                                      Year ending December 31, 1998
                                      -------------------------------
                                             (In thousands)
       Total principal   ............             $4,064
       Less: current portion   ......               (287)
                                                  ------
                                                  $3,777
                                                  ======

     The bonds are secured by the land and bear an annual interest rate of approximately 7%. Interest and principal payments are due semi-annually with the last payment occurring in June 2009. Principal payments under the bonds payable are as follows:



          Year ending
          December 31,                        (In thousands)
          ------------                        --------------
          1999   ...........................      $  287
          2000   ...........................         304
          2001   ...........................         323
          2002   ...........................         342
          2003   ...........................         362
          Thereafter   .....................       2,446
                                                  -------
                  Total  ...................      $4,064
                                                  =======


Note 6: Commitments and Contingencies


Leases

     The Company currently leases its principal operating facilities under four non-cancelable operating leases expiring between March 31, 1999 and June 30, 2000. In connection with the relocation to the new corporate campus in the first half of 1999, the Company is in the process of entering into several sublease agreements. Also the Company made a provision for the excess of future minimum lease commitments over estimated minimum sublease rental income, including vacant facilities. Rent expense was approximately $4.5 million, $3.3 million and $2.1 million in 1998, 1997 and 1996, respectively.

     The following summarizes the future minimum lease payments under all other non-cancelable operating lease obligations:



                    Fiscal Year                       (in millions)
                    ------------                      ------------
                    1999   ..........................      $2.5
                    2000   ..........................      $0.8
                    Thereafter   ....................      $0.0
                                                           -----
                    Total  ..........................      $3.3
                                                           =====


     On July 18, 1997, the Company entered into an agreement to lease a ten-story 295,000 square foot building to be constructed on 35 acres, which the Company owns in Foster City, California. The lessor of the building has committed to fund up to a maximum of $65.0 million for the construction of the building, with the portion of the committed amount actually used for construction to be determined by the Company. As of December 31, 1998, the Company had drawn down an aggregate of $36.3 million. Rent obligations for the building will bear a direct relationship to the carrying cost of the commitment actually drawn down. The amount of this rent obligation is contingent upon future events and is not included in the above future minimum lease commitments under non-cancelable operating leases. Currently, carrying costs of funds drawn also accrue as part of the construction cost being drawn from the commitment. The Company currently anticipates that construction will be completed in second quarter of 1999.

     The lease associated with the Foster City building has a term of seven years with an option to renew the lease for an additional three to five years subject to certain conditions. In connection with the lease, the Company entered into a lease of its land in Foster City to the lessor of the building at a nominal rate and for a term of 34 years and 11 months. If the Company terminates or does not negotiate an extension of its lease of the building, the ground lease to the lessor converts to a market rate. The Company, at its option, may purchase the building during or at the end of the terms of the lease at approximately the amount expended by the lessor to construct the building. The Company has guaranteed a residual value associated with the building to the lessor of approximately 82% of the lessor's funding. If the Company defaults on its lease, does not renew its lease, does not purchase the building or arrange for a third party purchase of the building at the end of the lease term, it may be liable to the lessor for the amount of the residual guarantee. The lease has been classified as an operating lease.

     As part of this agreement, the Company must maintain a minimum tangible net worth. In addition, in order to obtain a favorable lease rate, the Company has pledged certain securities ($44.0 million at December 31, 1998) in proportion to the amount drawn against the commitment to be held in a custodial account as collateral to ensure fulfillment of the obligations to the lessor under the lease agreement. The Company may invest these funds in certain securities and receive the full benefit of the investment. However, if the Company uses or transfers these funds, the rent on the building would increase and the Company would be required to comply with certain additional financial covenants.

     The following summarizes the future minimum lease payments under the non-cancelable operating lease obligations related to the new building based on an estimated principal balance, current market interest rates and pricing under collateralized assumptions:



            Fiscal Year                             (in millions)
            -----------                             ------------
            1999   ................................      $ 1.9
            2000   ................................        3.2
            2001   ................................        3.2
            2002   ................................        3.2
            2003   ................................        3.2
            Thereafter   ..........................        1.9
                                                         ------
            Total  ................................      $16.6
                                                         ======

Note: Operating lease does not go into effect until approximately mid 1999. Amounts above have been estimated.

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


Note 7: Income Taxes


     The provision for income taxes is summarized as follows:


                                                Years ended December 31,
                                          --------------------------------------
                                            1998         1997          1996
                                          ----------   ----------   ------------
                                                     (In thousands)
        Current:
        U.S. Federal   .................. $19,881      $34,623       $ 32,309
        State    ........................   3,678        5,744          6,186
        Foreign  ........................      46          272            620
                                          --------     --------      --------
               Total current    .........  23,605       40,639         39,115
                                          --------     --------      --------
        Deferred:
        U.S. Federal   ..................  (2,176)      (3,327)        (3,203)
        State    ........................     238         (817)          (932)
        Foreign  ........................       0            0              0
                                          --------     --------      --------
               Total deferred   .........  (1,938)      (4,144)        (4,135)
                                          ========     ========      ========
Total provision for income taxes   ...... $21,667      $36,495       $ 34,980
                                          ========     ========      ========

     The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                               December 31,
                                           ---------------------
                                            1998        1997
                                           ---------   ---------
                                              (In thousands)

        Depreciation   ...................  $ 1,175     $ 1,007
        Reserves and accruals   ..........    7,964       5,795
        State taxes payable  .............      672       1,140
        Deferred revenue  ................      631       1,466
        Intangibles    ...................    3,803       3,777
        Other    .........................    1,428         550
                                            --------    --------
          Total deferred tax assets ......  $15,673     $13,735
                                            ========    ========


     A reconciliation between the income tax provision computed at the federal statutory rate and the actual tax provision is as follows:

                                                                       Years ended December 31,
                                               -------------------------------------------------------------------------
                                                        1998                     1997                     1996
                                               ----------------------   ----------------------   -----------------------
                                                                            (In thousands)
                                                  $            %           $            %           $            %
                                               ----------   ---------   ----------   ---------   ----------   ----------
Tax expense at federal statutory rate   ...... $23,698        35.0      $35,482        35.0      $34,007         35.0
State income taxes, net of federal benefit       2,999         4.4        3,203         3.2        3,415          3.5
Tax-exempt interest income  ..................  (2,717)       (4.0)      (2,245)       (2.2)      (2,099)        (2.2)
Tax credits  .................................  (1,874)       (2.8)      (1,091)       (1.1)        (501)        (0.5)
Other  .......................................    (439)       (0.6)       1,146         1.1          158          0.2
                                               --------      -----      --------      -----      --------       -----
                                               $21,667        32.0      $36,495        36.0      $34,980         36.0
                                               ========      =====      ========      =====      ========       =====

     Income before income taxes includes $3.2 million, $1.0 million and $0.8 million of income relating to non- U.S. operations for 1998, 1997 and 1996, respectively.


Note 8: Earnings Per Share


     The following table presents a reconciliation of basic and diluted earnings per share for the three years ended December 31, 1998:

                                                           Years ended December 31,
                                                       ---------------------------------
                                                        1998        1997        1996
                                                       ---------   ---------   ---------
                                                                (In thousands)
Net income available to common shareholders   ......    $46,041     $64,882     $62,184
Shares
   Basic shares    .................................     53,029      52,359      50,672
   Effect of Dilutive Securities  ..................      1,452       3,839       4,156
                                                        --------    --------    --------
Diluted shares  ....................................     54,481      56,198      54,828
Earnings per common share
   Basic EPS    ....................................    $  0.87     $  1.24     $  1.23
   Diluted EPS  ....................................    $  0.85     $  1.15     $  1.13

     Antidilutive Options. Options to purchase 2,737,629, 585,529 and 95,625 shares of common stock outstanding as of December 31, 1998, 1997, and 1996, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the years then ended.

Note 9: Stock Compensation Plans


     As of December 31, 1998, the Company has two stock-based compensation plans, described below. The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for options granted in 1998, 1997 and 1996 under the Company's option plans been determined based on the fair value at the grant dates as prescribed by SFAS 123, the Company's net income and pro forma net income per share would have been as follows:


                                                         Years ended December 31,
                                                     ---------------------------------
                                                      1998        1997        1996
                                                     ---------   ---------   ---------
                                                (In thousands, except per share amounts)
       Net income .................. As reported      $46,041     $64,882     $62,184
                                     Pro forma        $33,570     $52,015     $58,304

       Earnings per basic .......... As reported      $  0.87     $  1.24     $  1.23
       common share ................ Pro forma        $  0.63     $  0.99     $  1.15

       Earnings per diluted ........ As reported      $  0.85     $  1.15     $  1.13
       common share ................ Pro forma        $  0.62     $  0.93     $  1.06

     Under the Company's 1989 and 1990 Stock Plans (the Plans), the Company may grant options to employees, directors and consultants for up to 20.5 million shares of common stock. Under the Plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are granted periodically throughout the year and generally vest ratably over four years. At December 31, 1998, approximately 2.5 million shares were available for future grants.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, the attribution method with respect to graded vesting and the following weighted-average assumptions:

                                                                       Years Ended December 31,
                                                        ------------------------------------------------------
                                                             1998               1997               1996
        Black Scholes Assumptions & Fair Value          ----------------   ----------------   ----------------
Expected Volatility   .................................     76.0 %             69.0 %             48.0 %
Dividend Yield  .......................................      0.0 %              0.0 %              0.0 %
Risk Free Interest Rate  .............................. 4.49% to 4.65%     5.35% to 5.83%     5.68% to 6.71%
Weighted Average Expected Option Term   ...............   4.4 years          5.2 years          4.3 years
 Weighted Average Fair Value of Options Granted   ......    $6.97             $25.22              $9.42


     A summary of the status of the Company's stock option activity is presented below:

                                                      Years ended December 31,
                             ---------------------------------------------------------------------------
                                     1998                      1997                       1996
                             ---------------------   ------------------------   ------------------------
                                         Average                    Average                    Average
                                        Exercise                   Exercise                   Exercise
                             Shares      Price        Shares        Price        Shares        Price
                             --------   ----------   -----------   ----------   -----------   ----------
                                                (In thousands, except exercise price)
Beginning of Year   ......    6,342       $ 21.84       6,085        $ 13.19       6,338        $ 7.34
Granted    ...............    1,919         16.05       1,613          47.14       1,950         25.80
Exercised  ...............     (941)         9.20      (1,055)          9.51      (1,560)         4.89
Forfeited  ...............     (630)        31.16        (301)         25.70        (643)        13.86
                              -----                   -------                    -------
End of Year   ............    6,690       $ 21.09       6,342        $ 21.84       6,085        $13.19
                              -----                   -------                    -------


     The following table summarizes information about stock options outstanding at December 31, 1998:

                                          Options Outstanding                             Options Exercisable
                         ------------------------------------------------------   -----------------------------------
        Range of             Number          Weighted Avg.      Weighted Avg.         Number          Weighted Avg.
    Exercise Prices       Outstanding       Remaining Life     Exercise Price      Exercisable       Exercise Price
------------------------ ----------------   ----------------   ----------------   ----------------   ----------------
                         (in thousands)                                           (in thousands)
$0.01 to $5.00 .........      1,052              4.39              $ 3.28              1,052             $ 3.28
$5.63 to $9.97 .........        434              5.89              $ 6.42                382             $ 6.07
$10.75 to $12.81 .......        801              6.51              $12.78                500             $12.78
$13.25 to $19.25 .......      1,721              8.93              $15.47                328             $16.01
$19.38 to $25.63 .......      1,073              7.67              $24.88                455             $25.13
$26.81 to $47.25  ......      1,339              8.34              $42.60                388             $41.65
$47.56 to $55.13 .......        270              8.70              $52.62                 71             $52.59
                              ------                                                   ------
$0.01 to $55.13 ........      6,690              7.40              $21.09              3,176             $15.35
                              ======                                                   ======

Note 10: Information Concerning Business Segments and Major Customers


     Information about Products and Services

     The Company operates in one single industry segment, technology for high-quality printing in short production runs. The Company does not have separate operating segments for which discrete financial statements are prepared. The Company's management makes operating decisions and assesses performance based on primarily product revenues and related gross margins.

     The following is a breakdown of revenues for the years ended December 31, 1998, 1997 and 1996 by product category:

                                                                     1998         1997         1996
                                                                    Revenue      Revenue      Revenue
                                                                   ----------   ----------   ----------
                                                                              (in thousands)
                           Revenue

Stand-alone Servers Connecting to Digital Color Copiers   ......   $282,081     $290,347     $252,041

Embedded Desktop Controllers,
 Bundled Color Solutions & Chipset Solutions  ..................     90,133       34,133       25,465

Controllers for Digital Black and White Solutions   ............     19,196          --           --

Spares, Licensing & Other misc. sources    .....................     39,313       36,151       20,507
                                                                   ---------    ---------    ---------
   Total Revenue   .............................................   $430,723     $360,631     $298,013
                                                                   =========    =========    =========

     Information about Geographic Areas

     Except for Japan, all of the Company's sales are originated in the United States. Shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, the Company believes that sales to certain geographic locations might be higher or lower, though accurate data is difficult to obtain.

     The following is a breakdown of revenues by shipment destination for the years ended 1998, 1997 and 1996, respectively:

                                      Years ended December 31,
                                ------------------------------------
                                  1998         1997         1996
                                ----------   ----------   ----------
                                           (in thousands)
       United States   ......   $198,467     $167,972     $149,055
       Netherlands  .........     79,878       62,017       35,224
       Japan  ...............     68,760       63,353       62,568
       Rest of World   ......     83,618       67,289       51,166
                                ---------    ---------    ---------
                                $430,723     $360,631     $298,013
                                =========    =========    =========

     Information about Major Customers

     Two customers accounted for approximately 36% and 23% of revenue in 1998. Three customers accounted for approximately 44%, 27% and 14% of revenue in 1997 and 47%, 23% and 12% of revenue in 1996, respectively. Three customers, with accounts receivable balances greater than 10%, accounted for approximately 69% and 85% of the accounts receivable balance as of December 31, 1998 and December 31, 1997, respectively. Four customers, with accounts receivable balances greater than 10%, accounted for approximately 84% of the accounts receivable balance as of December 31, 1996.

                       Report of Independent Accountants


To the Board of Directors and Stockholders of Electronics For Imaging, Inc.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Electronics For Imaging, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP


San Jose, California
January 20, 1999

                 Quarterly Consolidated Financial Information

     The following table presents the Company's operating results for each of the eight quarters in the two-year period ended December 31, 1998. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report. In the opinion of management, all necessary adjustments
(consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the notes thereto appearing in this Annual Report. These operating results are not necessarily indicative of the results for any future period.

                                                 Q1          Q2           Q3           Q4
1998:                                          ---------   ---------   ----------   ----------
                                                    (In thousands, except per share data)
                                                                 (Unaudited)
Revenue    .................................    $82,523     $96,157    $125,327     $126,716
Gross profit  ..............................     37,167      41,179      53,891       56,390
Income from operations    ..................      4,300       9,260      20,900       23,580
Net income    ..............................      4,173       6,943      16,503       18,422
Net income per basic common share  .........       0.08        0.13        0.31         0.35
Net income per diluted common share   ......    $  0.08     $  0.13    $   0.31     $   0.34


                                                 Q1           Q2           Q3            Q4
1997:                                          ---------   ---------   ----------   ----------

Revenue  ...................................    $91,006    $100,633     $107,323     $ 61,669
Gross profit   .............................     49,913      55,226       59,028       32,509
Income (loss) from operations    ...........     29,356      32,633       34,842       (5,635)
Net income (loss)    .......................     20,428      22,609       23,914       (2,069)
Net income (loss) per basic common share  ..       0.40        0.44         0.46        (0.04)
Net income (loss) per diluted common share .    $  0.37    $   0.41     $   0.43     $  (0.04)

PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is incorporated by reference from the information contained under the caption "Election of Directors" in the Company's 1999 Proxy Statement for the Company's 1999 Annual Meeting of Stockholders. Information regarding current executive officers of the Registrant is incorporated by reference from information contained under the caption "Executive Officers" in the Company's 1999 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement.


ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the
information  contained  under  the  caption  "Executive   Compensation"  in  the
Company's 1999 Proxy Statement.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership" in the Company's 1999 Proxy Statement.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the
information  contained  under  the  caption  "Executive   Compensation"  in  the
Company's 1999 Proxy Statement.

PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of Form 10-K

(1) Index to Financial Statements

    The Financial Statements required by this item are submitted in Item 8 of this report as follows:

         Report of Independent Accountants.

         Consolidated Balance Sheets at December 31, 1998 and 1997

         Consolidated Statements of Income for the three years ended December 31, 1998

         Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1998

         Consolidated Statements of Cash Flows for the three years ended December 31, 1998

         Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedule

    Schedule  II -  Valuation  and  Qualifying  Accounts

    Report of Independent Accountants on Financial Statement Schedule

    (All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.)

(3) Exhibits




 Exhibit
   No.                               Description
 -------                             -----------
  3.1     Amended and Restated Certificate of Incorporation.(2)
  3.2     Bylaws as amended.(1)
  4.1     See Exhibit 3.1
  4.2     Specimen Common Stock certificate of the Company.(1)
 10.1 Agreement of Lease dated as of July 30, 1992, by and between the Company and The Joseph and Eda Pell Revocable Trust for the Company's new executive office in San Mateo, California.(1)
 10.2 First Addendum to Lease dated as of July 30, 1992, by and between the Company and The Joseph and Eda Pell Revocable Trust.(1)
 10.3+ License Agreement, dated as of February 9, 1990, between the Company and the Massachusetts Institute of Technology.(1)
 10.4 Amendment to License Agreement dated December 31, 1990, between the Company and the Massachusetts Institute of Technology.(1)
 10.5 Amendment to License Agreement dated May 29, 1991 and March 19, 1991, by and between the Company and the Massachusetts Institute of Technology.(1)
 10.6+ Third Amendment to License Agreement dated June 1, 1992, by and between the Company and the Massachusetts Institute of Technology.(1)
 10.7+ Patent Sublicense Agreement, dated March 7, 1990, between the Company and Toyo Ink Mfg. Co., Ltd.(1)
 10.8+ Know-How License Agreement, dated March 7, 1990, between the Company and Toyo Ink Mfg. Co., Ltd.(1)
 10.9+ License Agreement, dated as of January 11, 1991, by and between the Company and Eastman Kodak Company, as amended March 10, 1992.(1)
 10.10+ License Agreement, dated March 1, 1991, by and between the Company and Adobe Systems Incorporated, as amended May 22, 1991.(1)
 10.11+ Custom PostScript Interpreter OEM License Agreement, dated as of March 1, 1991, by and between the Company and Adobe Systems Incorporated.(1)
 10.12+ Agreement dated September 6, 1991, by and between the Company and Xerox Corporation.(1)
 10.13+ Patent License Agreement dated December 12, 1991, by and between the Company and Xerox Corporation.(1)

 Exhibit
   No.                            Description
 -------                             -----------

 10.14+ Patent License Agreement dated January 29, 1992, by and between the Company and Minolta Camera Co., Ltd.(1)
 10.15 License Agreement dated December 3, 1991, by and between the Company and Scitex Corporation Ltd.(1)
 10.16+ Patent License Agreement dated June 11, 1992, by and between the Company and Victor Company of Japan.(1)
 10.17+ License Agreement dated May 2, 1991, by and between the Company and Pantone, Inc.(1)
 10.18 Advisory Agreement, dated May 25, 1989, between the Company and William F. Schreiber.(1)
 10.19**  1989 Stock Plan of the Company.(1)
 10.20**  1990 Stock Plan of the Company.(1)
 10.21**  Form of Indemnification Agreement.(1)
 10.22+ Patent License Agreement dated May 28, 1991, by and between the Company and Canon Inc.(1)
 10.23** Employment Agreement dated July 17, 1995, by and between Dan Avida and the Company.(3)
 10.24** Employment Agreement dated July 17, 1995, by and between Jeff Lenches and the Company.(3)
 10.25** Employment Agreement dated July 17, 1995, by and between Fred Rosenzweig and the Company.(3)
 10.26** Employment Agreement dated October 15, 1995, by and between Eric Saltzman and the Company.(3)
 10.27** Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company's corporate headquarters building to be built in Foster City, California.(4)
 21.1     List of Subsidiaries.(1)
 23.1     Consent of PricewaterhouseCoopers LLP.
 24.1     Power of Attorney (see signature page)

------------
** Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.

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


(b) Reports on Form 8-K

   None filed during the quarter ended December 31, 1998.

(c) List of Exhibits

  See Item 14 (a).

(d) Consolidated Financial Statement Schedule II for the years ended December 31, 1995, 1996 and 1997, respectively.

     See Page 46 of this Annual Report on Form 10-K.


                                        ELECTRONICS FOR IMAGING, INC.

                                                 Schedule II
                                      Valuation and Qualifying Accounts


                                                               Balance at    Charged to    Charged to                     Balance at
                                                               beginning     costs and       other                           end of
            Description                                        of period      expenses      accounts      Deductions         period
            -----------                                        ---------      --------      --------      ----------         ------
                                                                 (In thousands)
Year Ended December 31, 1998
 Allowance for doubtful accounts and
 sales-related reserves .................................        $1,385         $250         $  --           $ (181)         $1,454
                                                                 ======         ====         =======         ======          ======
Year Ended December 31, 1997
 Allowance for doubtful accounts and
 sales-related reserves .................................        $1,912         $--          $  (150)        $ (377)         $1,385
                                                                 ======         ====         =======         ======          ======
Year Ended December 31, 1996
 Allowance for doubtful accounts and
 sales-related reserves .................................        $1,570         $ 56         $   702         $ (416)         $1,912
                                                                 ======         ====         =======         ======          ======

                     Report of Independent Accountants on
                         Financial Statement Schedule




To the Board of Directors
of Electronics for Imaging, Inc.


Our audits of the consolidated financial statement referred to in our report dated January 20, 1999 appearing in this Form 10-K also included an audit of the Consolidated Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Consolidated Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP



San Jose, California
January 20, 1999

                                  SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ELECTRONICS FOR IMAGING, INC.


March 18, 1999
                              By: /s/ DAN AVIDA
                                  -------------------------------------
                                  Dan Avida
                                  President, Chief Executive
                                  Officer and Director


                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Dan Avida and Eric Saltzman jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Form 10-K Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                              Title                                   Date
----------------------------   -----------------------------------------------    ----------------
         /s/ DAN AVIDA         President, Chief Executive Officer and             March 18, 1999
-----------------------------    Director (Principal Executive Officer)
            Dan Avida


       /s/ ERIC SALTZMAN       Chief Financial Officer                            March 18, 1999
-----------------------------     (Principal Financial and Accounting Officer)
          Eric Saltzman           Officer)


       /s/ EFRAIM ARAZI        Chairman of the Board                              March 18, 1999
-----------------------------
           Efraim Arazi


         /s/ GILL COGAN        Director                                           March 18, 1999
-----------------------------
            Gill Cogan


    /s/ JEAN-LOUIS GASSEE      Director                                           March 18, 1999
-----------------------------
       Jean-Louis Gassee


        /s/ DAN MAYDAN         Director                                           March 18, 1999
-----------------------------
            Dan Maydan


    /s/ THOMAS UNTERBERG       Director                                           March 18, 1999
-----------------------------
        Thomas Unterberg

                                 EXHIBIT INDEX


 Exhibit
   No.                               Description
 -------                             -----------
  3.1     Amended and Restated Certificate of Incorporation.(2)
  3.2     Bylaws as amended.(1)
  4.1     See Exhibit 3.1
  4.2     Specimen Common Stock certificate of the Company.(1)
 10.1 Agreement of Lease dated as of July 30, 1992, by and between the Company and The Joseph and Eda Pell Revocable Trust for the Company's new executive office in San Mateo, California.(1)
 10.2 First Addendum to Lease dated as of July 30, 1992, by and between the Company and The Joseph and Eda Pell Revocable Trust.(1)
 10.3+ License Agreement, dated as of February 9, 1990, between the Company and the Massachusetts Institute of Technology.(1)
 10.4 Amendment to License Agreement dated December 31, 1990, between the Company and the Massachusetts Institute of Technology.(1)
 10.5 Amendment to License Agreement dated May 29, 1991 and March 19, 1991, by and between the Company and the Massachusetts Institute of Technology.(1)
 10.6+ Third Amendment to License Agreement dated June 1, 1992, by and between the Company and the Massachusetts Institute of Technology.(1)
 10.7+ Patent Sublicense Agreement, dated March 7, 1990, between the Company and Toyo Ink Mfg. Co., Ltd.(1)
 10.8+ Know-How License Agreement, dated March 7, 1990, between the Company and Toyo Ink Mfg. Co., Ltd.(1)
 10.9+ License Agreement, dated as of January 11, 1991, by and between the Company and Eastman Kodak Company, as amended March 10, 1992.(1)
 10.10+ License Agreement, dated March 1, 1991, by and between the Company and Adobe Systems Incorporated, as amended May 22, 1991.(1)
 10.11+ Custom PostScript Interpreter OEM License Agreement, dated as of March 1, 1991, by and between the Company and Adobe Systems Incorporated.(1)
 10.12+ Agreement dated September 6, 1991, by and between the Company and Xerox Corporation.(1) 10.13+ Patent License Agreement dated December 12, 1991, by and between the Company and Xerox Corporation.(1)
 10.14+ Patent License Agreement dated January 29, 1992, by and between the Company and Minolta Camera Co., Ltd.(1)
 10.15 License Agreement dated December 3, 1991, by and between the Company and Scitex Corporation Ltd.(1)
 10.16+ Patent License Agreement dated June 11, 1992, by and between the Company and Victor Company of Japan.(1)
 10.17+ License Agreement dated May 2, 1991, by and between the Company and Pantone, Inc.(1)
 10.18 Advisory Agreement, dated May 25, 1989, between the Company and William F. Schreiber.(1)
 10.19**  1989 Stock Plan of the Company.(1)
 10.20**  1990 Stock Plan of the Company.(1)
 10.21**  Form of Indemnification Agreement.(1)
 10.22+ Patent License Agreement dated May 28, 1991, by and between the Company and Canon Inc.(1)
 10.23** Employment Agreement dated July 17, 1995, by and between Dan Avida and the Company.(3)
 10.24** Employment Agreement dated July 17, 1995, by and between Jeff Lenches and the Company.(3)

 Exhibit
   No.                               Description
 -------                             -----------
 10.25** Employment Agreement dated July 17, 1995, by and between Fred Rosenzweig and the Company.(3)
 10.26** Employment Agreement dated October 15, 1995, by and between Eric Saltzman and the Company.(3)
 10.27** Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company's corporate headquarters building to be built in Foster City, California.(4)
 21.1     List of Subsidiaries.(1)
 23.1     Consent of PricewaterhouseCoopers LLP.
 24.1     Power of Attorney (see signature page)
 27       Financial Data Schedule

------------
** Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.

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