Form 10-Q
period 1999-03-31
ELECTRONICS FOR IMAGING INC
filed 1999-05-13
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


                     303 Velocity Way, Foster City, CA 94404
          (Address of principal executive offices, including zip code)


                                (650) 357 - 3500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of Common Stock outstanding as of March 31, 1999 was 53,809,636.


An Exhibit Index can be found on Page 27.

                          ELECTRONICS FOR IMAGING, INC.

                                      INDEX


                                                                                     Page No.
PART I - Financial Information

Item 1.           Condensed Consolidated Financial Statements

                      Condensed Consolidated Statements of Income
                           Three Months Ended March 31, 1999 and 1998....................3

                      Condensed Consolidated Balance Sheets
                           March 31, 1999 and December 31, 1998 .........................4

                      Condensed Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 1999 and 1998....................5

                      Notes to Condensed Consolidated Financial Statements ..............6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................................9


Item 3.           Quantitative and Qualitative Disclosures About Market Risk............24



PART II - Other Information

Items 1 - 5.      Not Applicable .......................................................25

Item 6.           Exhibits and Reports on Form 8-K .....................................25


Signatures .............................................................................26


PART I            Financial Information

     ITEM 1.          Condensed Consolidated Financial Statements

                          ELECTRONICS FOR IMAGING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                                             Three Months Ended
                                                                  ----------------------------------------
                                                                     March 31,                 March 31,
                                                                       1999                      1998
                                                                  --------------             -------------
Revenue                                                           $      120,016             $      82,523
Cost of revenue                                                           63,721                    45,356
                                                                  --------------             -------------

                                                                          56,295                    37,167
                                                                  --------------             -------------
Operating expenses:
   Research and development                                               16,294                    14,084
   Sales and marketing                                                    13,799                    15,322
   General and administrative                                              3,923                     3,461
                                                                  --------------             -------------

                                                                          34,016                    32,867
                                                                  --------------             -------------

     Income from operations                                               22,279                     4,300

Other income, net                                                          3,427                     2,221
                                                                  --------------             -------------

     Income before income taxes                                           25,706                     6,521

Provision for income taxes                                                 8,740                     2,348
                                                                  --------------             -------------

     Net income                                                   $       16,966             $       4,173
                                                                  ==============             =============

Net income per basic common share                                 $         0.32             $        0.08
                                                                  ==============             =============

Shares used in per share calculation (basic)                              53,654                    52,582
                                                                  ==============             =============

Net income per diluted common share                               $         0.31             $        0.08
                                                                  ==============             =============

Shares used in per share calculation (diluted)                            55,526                    54,891
                                                                  ==============             =============

See accompanying notes to condensed consolidated financial statements.

                                       ELECTRONICS FOR IMAGING, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share and per share amounts)
                                                (Unaudited)

                                                                     March 31,               December 31,
                                                                       1999                      1998
                                                                  --------------             -------------
ASSETS

Current assets:
   Cash and cash equivalents                                          $   94,671                $   53,210
   Short-term investments                                                261,180                   269,823
   Accounts receivable, net                                               65,596                    57,494
   Inventories                                                            10,319                    13,726
   Other current assets                                                   20,255                    21,382
                                                                  --------------             -------------

     Total current assets                                                452,021                   415,635

Property and equipment, net                                               46,289                    46,579
Other assets                                                               9,562                     9,818
                                                                  --------------             -------------

     Total assets                                                     $  507,872                   472,032
                                                                  ==============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

   Accounts payable                                                   $   39,920                $   32,707
   Accrued and other liabilities                                          25,584                    26,953
   Income taxes payable                                                   13,791                     9,672
                                                                  --------------             -------------

     Total current liabilities                                            79,295                    69,332
                                                                  --------------             -------------

Long-term debt, less current portion                                       3,777                     3,777
                                                                  --------------             -------------
Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000,000 shares
     authorized; none issued and outstanding                                  --                        --
   Common Stock, $.01 par value, 150,000,000 shares authorized;
      53,809,636 and 53,499,233 shares issued and outstanding,
      respectively                                                           538                       535
   Additional paid-in capital                                            160,178                   151,270
   Retained earnings                                                     264,084                   247,118
                                                                  --------------             -------------

     Total stockholders' equity                                          424,800                   398,923
                                                                  --------------             -------------

     Total liabilities and stockholders' equity                       $  507,872                $  472,032
                                                                  ==============             =============

See accompanying notes to condensed consolidated financial statements.

                                       ELECTRONICS FOR IMAGING, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                (Unaudited)
                                                                        Three Months Ended March 31,
                                                                  ----------------------------------------
                                                                        1999                      1998
                                                                  --------------             -------------
Cash flows from operating activities:
   Net income                                                          $  16,966                 $   4,173
   Adjustments  to  reconcile  net  income  to net
     cash  provided  by  operating  activities:
       Depreciation and amortization                                       3,384                     2,823
       Change in reserve for bad debts                                       (18)                       --
       Other                                                                 (32)                       --
       Changes in operating assets and liabilities:
         Accounts receivable                                              (8,084)                   (7,139)
         Inventories                                                       3,407                       485
         Receivable from subcontract manufacturers                           702                    (4,749)
         Other current assets                                                425                      (769)
         Accounts payable and accrued liabilities                          5,634                     9,228
         Income taxes payable                                              8,310                     1,030
                                                                  --------------             -------------
           Net cash provided by operating activities                      30,694                     5,082
                                                                  --------------             -------------

Cash flows from investing activities:
   Purchases, sales & maturities of
     short-term investments, net                                           8,643                       279
   Investment in property and equipment, net                              (2,849)                   (3,887)
   Decrease of other assets, net                                              11                        29
                                                                  --------------             -------------
           Net cash provided by (used for)
                investing activities                                       5,805                    (3,579)
                                                                  --------------             -------------
Cash flows from financing activities:
   Issuance of common stock                                                4,962                       290
                                                                  --------------             -------------

           Net cash provided by financing activities                       4,962                       290
                                                                  --------------             -------------

Net change in cash and cash equivalents                                   41,461                     1,793

Cash and cash equivalents at beginning of period                          53,210                    57,195
                                                                  --------------             -------------

Cash and cash equivalents at end of period                             $  94,671                 $  58,988
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

                          ELECTRONICS FOR IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)



1.       Basis of Presentation

         The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc. (the "Company") as of and for the interim period ended March 31, 1999, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1998, contained in the Company's Annual Report to Stockholders, and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto referred to above.

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

         The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim period ended March 31, 1999 are not necessarily indicative of the results to be expected for any other interim period or the full year.


2.       Comprehensive Income

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. There was no material difference between comprehensive income and net income for the quarter ending March 31, 1999.

3.       Accounting for Derivative Instruments and Hedging

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal quarters and fiscal years beginning after June 15, 1999. The Company is currently studying the provisions of the SFAS 133 and the potential impact it may have on its financial statements.



4.       Earnings Per Share

         The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:




                                                Three Months      Three Months
                                                    Ended             Ended
(in thousands, except per share amounts)        March 31, 1999   March 31, 1998
                                                --------------   --------------

Net income available to common shareholders         $16,966         $ 4,173
                                                    =======         =======
Shares
     Basic shares                                    53,654          52,582
     Effect of Dilutive Securities                    1,872           2,309
                                                    -------         -------
     Diluted shares                                  55,526          54,891
                                                    =======         =======

Earnings per common share
     Basic EPS                                      $  0.32         $  0.08
     Diluted EPS                                    $  0.31         $  0.08

         Antidilutive Options. Options to purchase 1,304,851 and 1,852,799 shares of common stock outstanding as of March 31, 1999 and March 31, 1998 were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three month-periods then ended.

5.       Balance Sheet Components (in thousands)
                                                                             March 31,      December 31,
                                                                               1999             1998
                                                                             --------         -------
         Accounts receivable:

         Accounts receivable                                                 $ 67,032         $ 58,948
           Less reserves and allowances                                        (1,436)          (1,454)
                                                                             --------         --------

                                                                             $ 65,596         $ 57,494
                                                                             ========         ========
         Inventories:

         Raw materials                                                       $  9,538         $ 13,261
         Work-in-process                                                          232               17
         Finished goods                                                           549              448
                                                                             --------         --------

                                                                             $ 10,319         $ 13,726
                                                                             ========         ========
         Other current assets:

         Receivable from subcontract manufacturers                           $  4,664         $  5,366
         Other                                                                 15,591           16,016
                                                                             --------         --------

                                                                             $ 20,255         $ 21,382
                                                                             ========         ========
         Property and equipment:

         Land                                                                $ 27,767         $ 27,706
         Equipment and purchased software                                      46,219           44,348
         Furniture and leasehold improvements                                   8,279            7,565
                                                                             --------         --------
                                                                               82,265           79,619
         Less accumulated depreciation and amortization                       (35,976)         (33,040)
                                                                             --------         --------

                                                                             $ 46,289         $ 46,579
                                                                             ========         ========
         Accrued and other liabilities:

         Accrued product-related obligations                                 $  5,685         $  4,650
         Accrued royalty payments                                               7,829            8,232
         Accrued compensation and benefits                                      5,001            6,383
         Other accrued liabilities                                              7,069            7,688
                                                                             --------         --------

                                                                             $ 25,584         $ 26,953
                                                                             ========         ========

6.       Legal Proceedings

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





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis and the audited consolidated financial statements of Electronics for Imaging, Inc. (the "Company") and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Results for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the entire fiscal year ended December 31, 1999. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company's results, please see the section entitled "Factors that Could Adversely Affect Performance" below and in the Company's 1998 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998


Revenue

Revenue increased 45% to $120.0 million in the three month period ended March 31,1999 compared to $82.5 million in the three month period ended March 31, 1998. The increase in revenue was primarily due to significant increases in unit volumes shipped, positive market acceptance of new product introductions and the impact of new customers, partially offset by price reductions on older product lines.



The Company's revenue is principally derived from three major categories. The first category is made up of stand-alone servers which connect digital color copiers with computer networks. This category includes the Fiery XJ+, X2 and ZX products and accounted for a majority of the Company's revenue prior to 1998. The second category is made up of embedded / desktop controllers, bundled color solutions and chipset solutions primarily for the office market. The third category is made up of controllers for digital black and white products.

The following is a break-down of categories by revenue, both in terms of absolute dollars and as a percentage (%) of total. Also shown is volume as a percentage (%) of total units shipped.

                                           Three Months              Three Months
                                              Ended                      Ended              Increase /
Revenue                                   March 31, 1999            March 31, 1998          (Decrease)

(in thousands)                                Revenue                   Revenue                  %
                                              -------                  -------              --------
Stand-alone Servers Connecting
    to Digital Color Copiers           $ 59,329      49%           $ 64,129      78%              (7)%

Embedded / Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions                  31,664      27%              9,909      12%             220%

Controllers for Digital
    Black and White Solutions            16,794      14%              1,128       1%           1,389%

Spares, Licensing
    & Other misc. sources                12,229      10%              7,357       9%              66%
                                       --------    ----            --------    ----         --------

Total Revenue                          $120,016     100%           $ 82,523     100%              45%
                                       ========    ====            ========    ====         ========



                                        Three Months               Three Months
                                           Ended                       Ended
Volume                                 March 31, 1999             March 31, 1998

                                           Volume                     Volume
                                           ------                     ------

Stand-alone Servers Connecting
    to Digital Color Copiers                   15%                       60%

Embedded / Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions                        59%                       37%

Controllers for Digital
    Black and White Solutions                  26%                        3%

Spares, Licensing
    & Other misc. sources                       --                        --
                                              ----                      ----


Total Revenue                                 100%                      100%
                                              ====                      ====

Growth in 1999 primarily took place in the two newer categories: controllers for digital black & white solutions and embedded / desktop controllers, bundled color solutions and chipset solutions. The Company's traditional business of stand-alone servers connecting to digital color copiers decreased further, which is consistent with the trend since early 1998. The Company is seeing a trend of the market moving away from mid-range servers to high-end servers and desktop / embedded products.

The segment of controllers for digital black & white solutions accounted for 14% of total revenue and 26% of total units for the three month period ended March 31, 1999, compared to 1% of total revenue and 3% of total units shipped for the same period in 1998. The segment of embedded desktop controllers, bundled color solutions and chipset solutions accounted for 27% for total revenue and 59% of total units for the three month period ended March 31, 1999, compared to 12% of total revenue and 37% of total units for the same period in 1998.

The products in the two growth segments, except for chipset solutions, are generally characterized by much higher unit volumes but lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. The chipset solutions can be characterized by lower unit prices and higher per unit margins compared to the traditional stand-alone server line of products. The Company anticipates further growth in these two categories as a percentage of total revenue. To the extent these categories do not grow over time in absolute terms, or if the Company is not able to meet demand for higher unit volumes, it could have a material adverse effect on the Company's results. The Company believes that stand-alone server products have not experienced revenue growth for the three-month period ended March 31, 1999 compared to the three-month period ended March 31, 1998, due to a number of factors. Since early 1998, low-end products that previously shipped as stand-alone products have begun to ship as embedded products. In addition, desktop products are replacing stand-alone servers as the price / performance relationship on the newer color desktop printers continues to improve. Finally, prices have been reduced on older product lines as new products have begun to ship in volume. There can be no assurance that the new products for the remainder of 1999 will be qualified by all the OEMs, or that they will successfully compete, or be accepted by the market, or otherwise be able to effectively replace the volume of revenue and / or income from the older products.

The Company also believes that in addition to the factors described above, price reductions for all of its products may affect revenues in the future. The Company has made and may in the future make price reductions for its products. Depending upon the price-elasticity of demand for the Company's products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company's revenues and profits. If the Company is not able to compensate for lower gross margins that may result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the Company's revenue in the future depends more upon sales of products with relatively lower gross margins than the Company obtained in the first quarter of 1999 (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

Shipments by geographic area for the three-month periods ended March 31, 1999 and March 31, 1998 were as follows:


                           Three Months          Three Months
                              Ended                  Ended
                          March 31, 1999        March 31, 1998        % Change
                          --------------        --------------

(in thousands)

North America             $53,748      45%      $37,761      46%          42 %

Europe                     41,641      35%       29,662      36%          40 %

Japan                      22,175      18%       12,769      15%          74 %

Rest of World               2,452       2%        2,331       3%           5 %
                         --------     ----      -------     ----          ----

                         $120,016     100%      $82,523     100%           45%
                         ========     ====      =======     ====          ====





Whereas shipments to North America, Europe and Japan increased significantly for the three-month period ended March 31, 1999 compared to the same period in 1998, the Rest of World region experienced modest growth of 5% during the same time periods. The Rest of World is predominantly represented by the Southeast Asian region, and the modest increase in export sales in the three month period ended March 31, 1999 compared to the three month period ended March 31, 1998 is a reflection of the challenging economic situation in that region. Although such conditions are difficult to predict, the Company does not assume that there will be a significant improvement in the economic conditions in Asia in the remainder of 1999, and limited demand from Asia may have an adverse impact on the Company's results of operations.

As shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations which in turn sell through to other locations, the Company believes that export sales of its products into each region may differ from what is reported. The Company expects that export sales will continue to represent a significant portion of its total revenue.

Substantially all of the revenue for the last three years was attributable to sales of products through the Company's OEM channels with such partners as Canon, Epson, Fuji-Xerox, IBM, Hewlett-Packard, Kodak/Danka Business Systems, Konica, Lanier, Minolta, Oce, Ricoh, Sharp, Xerox and others. During 1999, the Company has continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with OEM partners. The Company relied on three OEM customers, Canon, Xerox and Minolta in aggregate for 68% of its revenue for the three-month period ended March 31, 1999. The Company relied on three OEM customers, Canon, Xerox and Ricoh in aggregate for 76% of its revenue for the three-month period ended March 31, 1998. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations. In addition, no assurance can be given that the Company's relationships with these OEM partners will continue.

The Company continues to work on the development of products utilizing both the Fiery architecture and other products and intends to continue to introduce new generations of Fiery products and other new product lines during the remainder of 1999 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.

It is also possible that revenues in the future may be affected if individuals with responsibility for purchasing the Company's Fiery products, such as information technology professionals, choose to devote available discretionary resources to other perceived needs, such as technology expenses associated with Year 2000 preparation and / or Euro currency conversion projects. In addition, Companies that performed successfully Year 2000 compliant testing might not be willing to buy external products until year 2000 in order to avoid any risks associated with external products. At this time, the Company cannot determine how much impact, if any, these factors may have.


Cost of Revenue

Third-party manufacturers who purchase most of the necessary components manufacture Fiery color servers as well as embedded / desktop controllers and digital black and white products. The Company sources directly processors, memory, certain ASICs, and software licensed from various sources, including PostScript interpreter software, which the Company licenses from Adobe Systems, Inc.

Included in cost of revenue as well as operating expenses for the three-month period ended March 31, 1999, are one-time costs of moving to the Company's new corporate headquarters in Foster City, California. Total moving costs for the three month period ended March 31, 1999 amounted to $1.8 million of which approximately $0.2 million related to cost of revenue.

Gross Margins

The Company's gross margin was 47% and 45% for the three-month periods ended March 31, 1999 and March 31, 1998, respectively. The slight increase in gross margin was due to a combination of factors, including the product mix and the mix of OEM partners during the two time periods. Slightly offsetting these manufacturing efficiencies, were price reductions on older product lines. In addition, the increased volume and resulting production shift to larger subcontractor manufacturers resulted in efficiencies in purchasing and manufacturing in the three-month period ended March 31, 1999 as compared to the same time period one year ago.

The Company expects that sales of products with relatively lower margins may further increase as a percentage of revenue. Such products include older products for which prices are reduced during product transitions, embedded products for both desktop printers and copiers, and stand-alone servers and embedded controllers for black-and-white copiers.

If such sales increase as a percentage of the Company's revenue, gross margins may decline, unless the Company is able to obtain additional efficiencies in purchasing and manufacturing.

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

Operating Expenses

Operating expenses increased by 3% to $34.0 million for the three months period ended March 31, 1999 compared to $32.9 million for the three months period ended March 31, 1998. Operating expenses as a percentage of revenue amounted to 28% for the three months period ended March 31, 1999 and 40% for the three months period ended March 31, 1998. Excluding the one time moving expenses allocated to operating expenses of approximately $1.6 million, operating expenses decreased by 1% for the three month period ended March 31, 1999 compared to the same period in 1998. The relatively flat operating expenses are the result of the Company's successful spending control during early 1999, and the shift toward more embedded / desktop and black and white business which requires less sales and marketing support on the Company's part.

The Company anticipates that operating expenses will continue to grow and may increase both in absolute dollars and as a percentage of revenue.


The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses amounted to $16.3 million or 14% of revenue for the three months period ended March 31, 1999 compared to $14.1 million or 17% of revenue for the three months period ended March 31, 1998. Excluding the one time moving expenses allocated to research and development expenses of approximately $0.9 million, research and development expenses amounted to $15.4 million or 13% of total revenue for the three months period ended March 31, 1999. The majority of the 16% increase (or 9% increase excluding the one time moving expenses) of research and development expenses in the first quarter of 1999 compared to the same quarter in 1998 was due to an increase in research and development projects. This resulted in increased headcount related costs (increase of headcount by 21 employees as of March 31, 1999 compared to March 31, 1998). The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and new product development efforts. Accordingly, the Company expects that its research and development expenses may continue to increase in absolute dollars and also as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses amounted to $13.8 million or 12% of revenue for the three-month period ended March 31, 1999 compared to $15.3 million or 19% of revenue for the three-month period ended March 31, 1998. Excluding the one time moving expenses related to sales and marketing costs of $0.4 million, sales and marketing expenses amounted to $13.4 million for the three-month period ended March 31, 1999. Sales and marketing expenses decreased by 10% (or 12% excluding the one-time moving expenses) in the three-month period ended March 31, 1999 over the three-month period ended March 31, 1998. The decrease is the result of the lower relative promotional expenses required to support the growing two newer business segments compared to the traditional segment of stand-alone servers connecting to digital color copiers. The decrease in expenses was partially offset by an increase in headcount by 7 employees as of March 31, 1999 compared to March 31, 1998.

The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, launch new products and continue to build its sales and marketing organization, particularly in Europe and Asia Pacific, including Japan. This increase might not proportionally increase with increases in volume, if the Company's sales continue to gravitate toward embedded desktop controllers, bundled color solutions and chipset solutions as well as controllers for digital black and white solutions, which require less support from the Company as the OEM partners take over this role.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses amounted to $3.9 million or 3% of revenue for the three-months period ended March 31, 1999, compared to $3.5 million or 4% of revenue for the three-month period ended March 31, 1998. General and administrative expenses increased by 11% (or by 3 % excluding the one-time moving expenses of approximately $0.3 million) in the three-months period ended March 31, 1999 over the three-months period ended March 31, 1998. While general and administrative expenses have remained relatively constant as a percentage of total revenue during the two periods, these expenses have slightly increased in absolute dollars. The increases were primarily due to the increase in headcount in order to support the needs of the growing Company's operations, including the use of outside consultants. Headcount increased by 15 employees as of March 31, 1999 compared to March 31, 1998. The Company expects that its general and administrative expenses may continue to increase in absolute dollars and possibly also as a percentage of revenue in order to support the Company's efforts to grow its business.

Other Income

Other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income amounted to $3.4 million in the first quarter of 1999 compared to $2.2 million in the first quarter of 1998. The 55% increase in other income is due to the interest earned on the higher average cash and short-term investment balances for the three-month period ended March 31, 1999 as compared to the three-month period ended March 31, 1998. Included in other income for the three-month period ended March 31, 1998 are approximately $0.3 million in losses suffered on Asian currency denominated transactions. Although the Company's exposure to currency fluctuations has been relatively minor, in response to currency fluctuations in Asia, the, Company began to implement a hedging program in June 1998.

Income Taxes

The Company's effective tax rate was 34% for the first quarter ended March 31, 1999 compared to 36% for the first quarter ended March 31, 1998. The effective tax rate for the three-month period ended March 31, 1998 was retroactively adjusted to 32% in the third quarter of 1998. The increase in the effective tax rate for the three-month period ended March 31, 1999 compared to the adjusted effective tax rate for the three-month period ended March 31, 1998 was primarily due to the fact that the research and development credit is scheduled to expire mid-year of 1999.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by $32.9 million to $355.9 million as of March 31, 1999, from $323.0 million as of December 31, 1998. Working capital increased by $26.4 million to $372.7 million as of March 31, 1999, up from $346.3 million as of December 31, 1998. These increases were primarily the result of net income, changes of balance sheet components and the exercise of employee stock options.

Net cash provided by operating activities was $30.7 million and $5.1 million for the three-month periods ended March 31, 1999 and March 31, 1998, respectively. Cash provided by operating activities increased by $25.6 million, primarily due to a significant increase in net income, a reduction in inventory levels, a reduction of receivables from subcontractors and an increase in taxes payable.

During the first quarter of 1999, the Company continued to invest cash in short-term investments, mainly municipal securities. Due to capital market situations during the first three months of 1999, the Company invested relatively more cash in securities with a maturity at the date of purchase of less than 90 days, which resulted in an increase of cash and cash equivalents of $41.5 million and a decrease of short-term investments of $8.6 million from December 31, 1998 compared to March 31, 1999.

The Company's capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company's operations. The Company purchased approximately $2.8 million and $3.9 million of such equipment and furniture during the three month periods ended March 31, 1999 and March 31, 1998, respectively.

In 1997, the Company entered into an agreement to lease a ten-story 295,000 square foot building to be constructed in 1998 and 1999 on 35 acres, which the Company owns in Foster City, California. The lessor of the building has committed to fund up to a maximum of $65.0 million for the construction to be directed by the Company. Rent payments for the building will commence upon completion of construction and bear a direct relationship to the carrying cost of the amount drawn on the commitment. The initial term of the lease is 7 years with options to purchase at any time. As of March 31, 1999, the Company has drawn $46.0 million on the commitment. The building construction is scheduled to be completed in the second quarter of 1999. The move to the new corporate headquarters was completed in the first quarter of 1999 and the Company incurred one time moving expenses of approximately $1.8 million during the first quarter of 1999. Also in conjunction with the lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years. The Company has guaranteed a residual value associated with the building to the lessor of approximately 82% of the lessor's funding. If the Company defaults on the lease, does not renew the lease, does not purchase the building or does not arrange for a third party purchase of the building at the end of the lease term, it may be liable to the lessor for the amount of the residual guarantee. As part of the lease agreement the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities ($55.4 million at March 31, 1999) to be held in proportion to the amount drawn in order to secure a more favorable lease rate and avoid other covenant restrictions. The Company may use these funds at any time, but their conversion would also result in an increase to the lease rate and the imposition of additional financial covenant restrictions.

Cash provided by the exercise of stock options amounted to $5.0 million for the three-months period ended March 31, 1999, a $4.7 million increase over the corresponding period in 1998. The increase was due to a higher volume of stock option exercises as a result of the higher relative market prices available for the stock during the three-month period ended March 31, 1999 compared to the three-month period ended March 31, 1998.


The Company believes that its existing capital resources, together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements for at least the next twelve-month period.


Year 2000 Status

Although the Company has not completed a formal contingency plan for potential Year 2000 related problems, management has taken steps and continues to assess the possible effects and potential solutions for a Year 2000 problem. The Company has updated substantially all of its computer system infrastructure over the last few years, and management believes that all critical pieces of hardware and software have been represented to be Year 2000 compliant by their manufacturers. In some cases compliance is expected to be met by releases of software updates from the manufacturers that were scheduled to be released by the end of March 1999 but have now been delayed until the second quarter of 1999. For software that is currently available and represented to be compliant, the Company is performing limited tests on the manufacturing representations.

Due to the complexities involved in moving into the new building in the first quarter of 1999, the Company was only able to spend approximately $0.1 million of the approximately $1.0 million the Company has allotted to spend in fiscal 1999 on addressing and preparing for a potential Year 2000 problem. The Company anticipates spending at a significantly higher rate during the second quarter fiscal 1999.

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

The Company has tested its products to determine if the products will successfully rollover from the years 1999 to 2000 and 2000 to 2001, and if the products will correctly recognize the date February 29, 2000. Products first released after November 1, 1997 have passed internal tests for these criteria, and future products will be required to pass the same internal tests before shipping. The estimated installed base of products released before November 1, 1997 is considered to be relatively small. Although all of these products are expected to continue to be functional at some level, the Company has notified each of the OEM customers about the potential problems that may be encountered. Because the Company cannot control other companies' products used in conjunction with the Company's products (such as other companies' software), the Company does not intend to assure its customers that its products will meet the above referenced criteria when used in conjunction with any other software or hardware not manufactured by the Company.

To date the Company has not reviewed Year 2000 plans and preparations of its significant manufacturers, suppliers, customers and other critical third parties with whom it does business. The Company is currently in the process of identifying and contacting these third parties and anticipates completion of this process by the end of June 1999. The Company has also begun to work on contingency plans and currently believes that internal problems encountered in handling transactions could be processed manually for a short period of time. The contingency plans will be more fully developed by the third quarter of 1999. The Company continues to assess the effects and costs associated with possible Year 2000 problems, however, the total effects and costs are unknown to the Company at this time, and there can be no assurance that such effects and costs will not have a materially adverse effect on the Company, its financial condition, or results of operations.


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

Delays in Product Launches; Product Transitions

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

Reliance on Continued Demand for the Company's Products That Enable Color Printing of Digital Data and the Effects of a Potential Decrease

Although the Company has expanded its product line in recent years, and continues to explore opportunities to further diversify its business, the Company's business has been focused heavily on sales of products that enable the color printing of digital data. Should conditions arise that reduce the demand for this service, the Company's results of operations may be adversely affected. The Company believes that purchases of the Company's products may be affected by a variety of economic conditions and considerations, and there can be no assurance that demand for the Company's products will continue at current levels. For example, although such conditions are difficult to predict, the Company is not assuming that there will be significant improvement in economic conditions in Asia, including Japan, during the remainder of 1999. The Company believes that continued economic distress in Japan and elsewhere in Asia might limit demand in these regions for the Company's products. Economic distress in other parts of the world such as Brazil may also limit demand for the Company's products. The move to a single European currency, the Euro, and the resulting central bank management of interest rates to maintain fixed currency exchange rates among the member nations may lead to economic conditions which adversely impact the sale of the Company's products. In addition, it is possible that individuals with responsibility for purchasing the Company's products, such as information technology professionals, may choose to devote available discretionary resources to other perceived needs, such as technology expenses associated with Year 2000 preparation and / or Euro currency conversion projects. In addition, Companies that performed successfully Year 2000 compliant testing might not be willing to buy external products until year 2000 in order to avoid any risks associated with external products. At this time, the Company cannot determine how much impact, if any, these factors may have.


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

Fluctuations in Operating Results

Operating results may fluctuate due to factors such as demand for the Company's products, success and timing of the new product introductions, price reductions by the Company and its competitors, delay, cancellation or rescheduling of orders, product performance, or availability of key components. Operating results may also fluctuate due to seasonal purchasing patterns of its OEM partners or the status of the Company's relationships with its OEM partners as well as performance of third-party manufacturers or the status of the Company's relationships with its key suppliers. The Company's results have typically followed a seasonal pattern reflecting the buying patterns of its large OEM customers. In the past, this pattern has indicated that the Company's fiscal fourth quarter results may be adversely affected by a desire on the part of some or all of its OEM customers to slow down, or otherwise delay fourth quarter orders in an effort to minimize their inventory investment at the end of their fiscal year. Additionally, the first fiscal quarter is also a traditionally weaker quarter as the Company's OEM partners focus on training of their sales forces. Moreover, the Company's ability to develop and market new products, the timing and amount of sales and marketing expenditures, and the general demand for what are discretionary purchase items (color copiers, digital black-and-white copiers, and color laser printers) and general global economic conditions will also effect operating results.

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

Volatility of Stock Price

Due to various factors, including those noted above, the Company's future revenues and earnings might be subject to significant volatility. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. The Company participates in a highly dynamic industry, which often results in significant volatility for the Company's common stock price.

International Operations and Currency Fluctuations

Approximately 55% and 54% of the Company's product revenue for the three-month periods ended March 31, 1999 and March 31, 1998, respectively, were attributable to sales outside North America, primarily to Europe and Japan. The Company expects that sales to international destinations will continue to represent a significant portion of its total revenue. The Company is subject to certain risks associated with international operations, including tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies, which may on occasion be delayed or difficult to obtain. Given the significance of export sales to the Company, the Company faces a continuing risk in that the strengthening of the U.S. dollar versus the Japanese yen, the Euro and other major European currencies, and numerous Southeast Asian currencies could adversely impact the Company's revenues and gross margin. Although the Company typically invoices in U.S. dollars, these adverse impacts could occur through lower unit demand and the necessity to lower average selling prices to compensate for the reduced strength of local currencies. Where the Company does invoice in local currency, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and, where appropriate, the use of hedge oriented financial market instruments. To date the Company has primarily utilized forward contracts to mitigate its exposure in these markets.

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

Quarterly Fluctuations in Operating Results

The Company's operating results have historically been subject to quarterly fluctuations due, for example, to the following factors: economic situations in various geographic locations around the world, acceptance of new products by OEM partners and their customers, demand for the Company's products by its OEM partners, which is in turn subject to fluctuations because of customer demand and inventory levels, timing of training and product releases by the Company's OEM partners and the Company's timing of expenses which could affect one quarter significantly more than another (for expenditures in connection with the move to the new corporate headquarters during the first quarter of 1999). The Company anticipates that future operating results might be subject to quarterly fluctuations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk

The Company is exposed to various market risks, including the changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. The counterparts are major financial institutions.

Foreign Exchange Contracts

As of mid 1998, the Company started to enter into forward foreign exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During the three-month period ended March 31, 1999, the transactions hedged were intercompany accounts receivable and payable between the Company and its Japanese subsidiary. The periods of the forward foreign exchange contracts correspond to the reporting periods of the hedged transactions. Foreign exchange gains and losses on intercompany balances and the offsetting losses and gains on forward foreign exchange contracts are reflected in the income statement.

As of March 31, 1999, the Company had one outstanding forward foreign exchange contract to sell Yen equivalent to approximately $4.9 million with an expiration date of April 30, 1999.

The estimated fair value of the foreign currency contract represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. As of March 31, 1999, the difference between the fair value of the outstanding contract and the contract amount was immaterial. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase of the amount of Yen to purchase one US Dollar. A 10% fluctuation in the exchange rate for this currency would change the fair value by approximately $0.4 million. However, since the contract hedges foreign currency denominated transactions, any change in the fair value of the contract would be offset by changes in the underlying value of the transactions being hedged.


Interest Rate Risk

The fair value of the Company's cash and short-term investment portfolio at March 31, 1999, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from an instantaneous hypothetical 100 basis-point increase in interest rates for the issues contained in the investment portfolio. As of March 31, 1999, the Company's cash and short-term investment portfolio includes debt securities of $300 million, subject to interest rate risk. A 100 basis-point increase in market interest rates would result in a decrease of fair value of approximately $2.5 million.


The fair value of the Company's long-term debt, including current maturities was estimated to be $4.1 million as of March 31, 1999, and equaled the carrying value. The Company's long-term debt requires interest payments based on a variable rate and therefore is subject to interest rate risk. A 10% fluctuation in interest rates would not have a material effect on the fair value of the outstanding long-term debt of the Company as of March 31, 1999.

PART II   OTHER INFORMATION


     ITEMS 1 - 5.

There is no applicable information to report under Part II, Items 1 - 5 during the period covered by this report.

     ITEM 6.      Exhibits and Reports on Form 8-K

         (a)          Exhibits

                      Exhibit  10.28   1999 Equity Incentive Plan
                      Exhibit  27.1    Financial Data Schedule


         (b)          Reports on Form 8-K


                      No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ELECTRONICS FOR IMAGING, INC.

Date:  May 13, 1999


                                    By /s/  Dan Avida
                                    -----------------------------------------
                                    Dan Avida
                                    Chairman of the Board of Directors and
                                    and Chief Executive Officer
                                    (Principal Executive Officer)




                                    By /s/  Eric Saltzman
                                    --------------------------------------------
                                    Eric Saltzman
                                    Chief Financial Officer, General Counsel and
                                    Corporate Secretary
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
No.                       Description
---                       -----------

10.28             1999 Equity Incentive Plan

27.1              Financial Data Schedule