Form 10-Q
period 1999-06-30
ELECTRONICS FOR IMAGING INC
filed 1999-08-11
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of Common Stock outstanding as of June 30, 1999 was 54,614,947.

                          ELECTRONICS FOR IMAGING, INC.

                                      INDEX

                                                                        Page No.

PART I - Financial Information

Item 1.   Condensed Consolidated Financial Statements

              Condensed Consolidated Statements of Income
                   Three Months Ended June 30, 1999 and 1998, and
                   Six Months Ended June 30, 1999 and 1998.....................3

              Condensed Consolidated Balance Sheets
                   June 30, 1999 and December 31, 1998 ........................4

              Condensed Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 1999 and 1998 ....................5

              Notes to Condensed Consolidated Financial Statements ............6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ................................10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .........29


PART II - Other Information

Item 1.   Legal Proceedings ..................................................31

Item 2.   Changes in Securities and Use of Proceeds ..........................31

Item 3.   Defaults Upon Senior Securities ....................................31

Item 4.   Submission of Matters to a Vote of Security Holders.................31

Item 5.   Other Information ..................................................32

Item 6.   Exhibits and Reports on Form 8-K ...................................33


Signatures ...................................................................34

PART I            Financial Information

     ITEM 1.          Condensed Consolidated Financial Statements

                                           ELECTRONICS FOR IMAGING, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share amounts)
                                                    (Unaudited)

                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                 -----------------------------       ------------------------------
                                                     1999             1998                1999            1998
                                                 -------------   -------------       -------------   --------------
Revenue                                          $     136,033   $      96,157       $     256,049   $      178,680
Cost of revenue                                         68,710          54,978             132,431          100,334
                                                 -------------   -------------       -------------   --------------
                                                        67,323          41,179             123,618           78,346
                                                 -------------   -------------       -------------   --------------

Operating expenses:
   Research and development                             17,661          14,089              33,955           28,173
   Sales and marketing                                  13,782          13,962              27,581           29,284
   General and administrative                            4,247           3,868               8,170            7,329
                                                 -------------   -------------       -------------   --------------

                                                        35,690          31,919              69,706           64,786
                                                 -------------   -------------       -------------   --------------

     Income from operations                             31,633           9,260              53,912           13,560

Other income, net                                        3,937           1,589               7,364            3,810
                                                 -------------   -------------       -------------   --------------

     Income before income taxes                         35,570          10,849              61,276           17,370

Provision for income taxes                              12,094           3,906              20,834            6,254
                                                 -------------   -------------       -------------   --------------

     Net income                                  $      23,476   $       6,943       $      40,442   $       11,116
                                                 =============   =============       ==============  ==============


Net income per basic common share                $        0.43   $        0.13       $        0.75   $         0.21
                                                 =============   =============       =============   ==============

Shares used in per share
   calculation (basic)                                  54,212          52,615              54,057           52,591
                                                 =============   =============       =============   ==============


Net income per diluted common share              $        0.42   $        0.13       $        0.72   $         0.20
                                                 =============   =============       =============   ==============

Shares used in per share
   calculation (diluted)                                56,454          55,030              56,085           54,954
                                                 =============   =============       =============   ==============

                      See accompanying notes to condensed consolidated financial statements.

                                                         3

                                       ELECTRONICS FOR IMAGING, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share and per share amounts)
                                                (Unaudited)

                                                                     June 30,                December 31,
                                                                       1999                      1998
                                                                  --------------             -------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $      146,436             $      53,210
   Short-term investments                                                247,784                   269,823
   Accounts receivable, net                                               68,433                    57,494
   Inventories                                                             8,972                    13,726
   Other current assets                                                   19,437                    21,382
                                                                  --------------             -------------

     Total current assets                                                491,062                   415,635

Property and equipment, net                                               49,353                    46,579
Other assets                                                               9,109                     9,818
                                                                  --------------             -------------

     Total assets                                                 $      549,524             $     472,032
                                                                  ==============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                               $       44,402             $      32,707
   Accrued and other liabilities                                          29,902                    26,953
   Income taxes payable                                                    1,233                     9,672
                                                                  --------------             -------------

     Total current liabilities                                            75,537                    69,332
                                                                  --------------             -------------

Long-term debt                                                             3,625                     3,777
                                                                  --------------             -------------

Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000,000 shares
      authorized; none issued and outstanding                                 --                        --
   Common Stock, $.01 par value, 150,000,000 shares
      authorized; 54,614,947 and 53,499,233 shares
      issued and outstanding, respectively                                   546                       535
   Additional paid-in capital                                            182,256                   151,270
   Retained earnings                                                     287,560                   247,118
                                                                  --------------             -------------

     Total stockholders' equity                                          470,362                   398,923
                                                                  --------------             -------------

     Total liabilities and stockholders' equity                   $      549,524             $     472,032
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

                                       ELECTRONICS FOR IMAGING, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                                (Unaudited)

                                                                          Six Months Ended June 30,
                                                                  ----------------------------------------
                                                                       1999                      1998
                                                                  --------------             -------------
Cash flows from operating activities:
   Net income                                                     $       40,442             $      11,116
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                       6,557                     5,816
       Change in reserve for bad debts                                      (189)                      241
       Other                                                                 (76)                     (146)
     Changes in operating assets and liabilities:
         Accounts receivable                                             (10,750)                  (33,067)
         Inventories                                                       4,754                     2,776
         Receivables from subcontract manufacturers                        1,142                      (760)
         Other current assets                                                803                       565
         Accounts payable and accrued liabilities                         13,810                    15,382
         Income taxes payable                                              7,082                     1,780
                                                                  --------------             -------------

           Net cash provided by operating activities                      63,575                     3,703

Cash flows from investing activities:
   Net sales and maturities and (purchases)
     of short-term investments                                            22,039                   (20,990)
   Investment in property and equipment, net                              (8,841)                   (6,845)
   Purchase of other assets                                                  219                        54
                                                                  --------------             -------------

           Net cash provided by (used for)
             investing activities                                         13,417                   (27,781)
                                                                  --------------             --------------

Cash flows from financing activities:
   Repayment of bonds payable                                               (152)                     (140)
   Issuance of common stock                                               16,386                       438
                                                                  --------------             -------------

           Net cash provided by financing
             activities                                                   16,234                       298
                                                                  --------------             -------------

Increase (decrease) in cash and cash
   equivalents                                                            93,226                   (23,780)

Cash and cash equivalents at beginning of period                          53,210                    57,195
                                                                  --------------             -------------

Cash and cash equivalents at end of period                        $      146,436             $      33,415
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

                          ELECTRONICS FOR IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)



1.       Basis of Presentation

         The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the "Company"), as of and for the interim periods ended June 30, 1999, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1998, contained in the Company's Annual Report to Stockholders, and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and notes thereto.

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

         The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or the full year.


2.       Comprehensive Income

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. There was no material difference between comprehensive income and net income for the periods ending June 30, 1999 and 1998.

3.       Accounting for Derivative Instruments and Hedging

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133". SFAS 133, as amended by SFAS 137, is effective for fiscal quarters and fiscal years beginning after June 15, 2000. The Company is currently studying the provisions of the SFAS 133 and the potential impact it may have on its financial statements.



4.       Earnings Per Share

         The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:


                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                 -----------------------------       ------------------------------
                                                     1999             1998                1999            1998
                                                 -------------   -------------       -------------   --------------
         (in thousands, except per share amounts)

         Net income available to
              common shareholders                $      23,476   $       6,943       $      40,442   $       11,116

         Shares
              Basic shares                              54,212          52,615              54,057           52,591
              Effect of Dilutive Securities              2,242           2,415               2,028            2,363
                                                 -------------   -------------       -------------   --------------
              Diluted shares                            56,454          55,030              56,085           54,954
                                                 =============   =============       =============   ==============

         Earnings per common share
              Basic EPS                          $        0.43   $        0.13       $        0.75   $         0.21
              Diluted EPS                        $        0.42   $        0.13       $        0.72   $         0.20


5.       Balance Sheet Components (in thousands)


                                                                     June 30,                December 31,
                                                                       1999                      1998
                                                                  --------------             -------------
         Accounts receivable:
         Accounts receivable                                      $       69,698             $      58,948
           Less reserves and allowances                                   (1,265)                   (1,454)
                                                                  --------------             -------------

                                                                  $       68,433             $      57,494
                                                                  ==============             =============

         Inventories:
         Raw materials                                            $        8,069             $      13,261
         Work-in-process                                                      20                        17
         Finished goods                                                      883                       448
                                                                  --------------             -------------

                                                                  $        8,972             $      13,726
                                                                  ==============             =============

         Other current assets:
         Receivable from subcontract manufacturers                $        3,193             $       4,335
         Other                                                            16,244                    17,047
                                                                  --------------             -------------

                                                                  $       19,437             $      21,382
                                                                  ==============             =============

         Property and equipment:
         Land                                                     $       27,923             $      27,706
         Equipment and purchased software                                 48,870                    44,348
         Furniture and leasehold improvements                             11,475                     7,565
                                                                  --------------             -------------
                                                                          88,268                    79,619
         Less accumulated depreciation and amortization                  (38,915)                  (33,040)
                                                                  --------------             -------------

                                                                  $       49,353             $      46,579
                                                                  ==============             =============


         Accrued and other liabilities:
         Accrued product-related obligations                      $        6,372             $       4,650
         Accrued royalty payments                                          8,465                     8,232
         Accrued compensation and benefits                                 7,115                     6,383
         Other accrued liabilities                                         7,950                     7,688
                                                                  --------------             -------------

                                                                  $       29,902             $      26,953
                                                                  ==============             =============

6.       Legal Proceedings

         The Company and certain principal officers and directors were named as defendants in putative class action complaints filed in both the California Superior Court of the County of San Mateo on December 16, 1997, and the United States District Court for the Northern District of California on January 2, 1998 on behalf of purchasers of the common stock of the Company during the class period from April 10, 1997, through December 11, 1997. The complaints allege violations of securities laws during the class period. Management believes the lawsuits are without merit and that the outcome will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company's financial condition and results of operations.


7.       Subsequent Event

         On July 14, 1999 the Company announced its agreement to acquire Management Graphics, Inc. ("MGI"), a Minnesota-based corporation that develops digital print on demand products and other digital imaging products. The acquisition is intended to be accounted for as a tax free, pooling of interests transaction. The purchase price for MGI will be determined at closing and is expected to be approximately $30.0 million. The closing of the acquisition of MGI is subject to the satisfaction of certain conditions, including, among others, the approval of certain U.S. regulatory authorities and the approval of the stockholders of MGI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis and the audited consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation, (the "Company") and related notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results expected for the entire fiscal year ended December 31, 1999. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company's results, please see the section entitled "Factors that Could Adversely Affect Performance" below and in the Company's 1998 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.



RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998


Revenue

Revenue increased 41% to $136.0 million in the three month period ended June 30, 1999 compared to $96.2 million in the three month period ended June 30, 1998, whereas the corresponding unit volume increased by 103%. Revenue increased 43% to $256.0 million in the six month period ended June 30, 1999 compared to $178.7 million in the six month period ended June 30, 1998, whereas the corresponding unit volume increased by 146%. The increase in revenue was primarily due to significant increases in unit volumes shipped as a result of positive market acceptance of new product introductions and the impact of new customers, and was partially offset by price reductions on older product lines.



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


                                                        Three Months              Three Months
                                                           Ended                      Ended             Increase /
Revenue                                                 June 30, 1999             June 30, 1998         (Decrease)

(in thousands)                                             Revenue                   Revenue                 %
                                                           -------                   -------              -------
Stand-alone Servers Connecting
    to Digital Color Copiers                          $ 54,830      40%         $ 60,882      63%           (10)%

Embedded / Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions                                 36,913      27%           18,717      20%             97%

Controllers for Digital
    Black and White Solutions                           35,176      26%            7,710       8%            356%

Spares, Licensing
    & Other misc. sources                                9,114       7%            8,848       9%              3%
                                                      --------     ----         --------     ----            ----

Total Revenue                                         $136,033     100%         $ 96,157     100%             41%
                                                      ========     ====         ========     ====            ====



                                                             Three Months               Three Months
                                                                Ended                       Ended
Volume                                                       June 30, 1999              June 30, 1998

                                                                Volume                     Volume
                                                                ------                     ------
Stand-alone Servers Connecting
    to Digital Color Copiers                                        11%                       26%

Embedded / Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions                                             47%                       54%

Controllers for Digital
    Black and White Solutions                                       42%                       20%

Spares, Licensing
    & Other misc. sources                                            --                        --
                                                                   ----                      ----


Total Revenue                                                      100%                      100%
                                                                   ====                      ====


                                                         Six Months                Six Months
                                                           Ended                      Ended             Increase /
Revenue                                                 June 30, 1999             June 30, 1998         (Decrease)

(in thousands)                                             Revenue                   Revenue                 %
                                                           -------                   -------             --------
Stand-alone Servers Connecting
    to Digital Color Copiers                          $114,159      45%         $125,011      70%            (9)%

Embedded / Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions                                 68,577      27%           28,626      16%            140%

Controllers for Digital
    Black and White Solutions                           51,970      20%            8,838       5%            488%

Spares, Licensing
    & Other misc. sources                               21,343       8%           16,205       9%             32%
                                                      --------     ----         --------     ----            ----

Total Revenue                                         $256,049     100%         $178,680     100%             43%
                                                      ========     ====         ========     ====            ====



                                                              Six Months                 Six Months
                                                                Ended                       Ended
Volume                                                       June 30, 1999              June 30, 1998

                                                                Volume                     Volume
                                                                ------                     ------
Stand-alone Servers Connecting
    to Digital Color Copiers                                        13%                       37%

Embedded / Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions                                             52%                       48%

Controllers for Digital
    Black and White Solutions                                       35%                       15%

Spares, Licensing
    & Other misc. sources                                            --                        --
                                                                   ----                      ----


Total Revenue                                                      100%                      100%
                                                                   ====                      ====

Growth in the three and six month periods ended June 30, 1999 primarily took place in the two newer categories: controllers for digital black and white solutions and embedded / desktop controllers, bundled color solutions and chipset solutions. The Company's traditional business of stand-alone servers connecting to digital color copiers decreased further, which is consistent with a trend since early 1998 of the market moving away from servers to desktop / embedded products.

Overall revenues for color products, combining stand-alone color servers and the desktop / embedded / bundled segments, has increased by 15% and 19% for the three and six month periods ended June 30, 1999 as compared to the respective periods ending June 30, 1998. This compares to revenue growth in the black & white segment of 356% and 488% for the three and six month periods ended June 30, 1999 as compared to the respective periods ended June 30, 1998. In absolute dollars the black & white segment contributed 68% and 56% of the revenue growth for the three and six month periods ended June 30, 1999 as compared to the respective periods ended June 30, 1998. The majority of the revenue growth in the black & white segment is concentrated in new products with one customer. The growth of revenue in these particular products may not be sustainable and may in fact decline; for instance if the orders to date are the result of "channel fill" rather than ongoing demand.

The products in the two growth segments, except for chipset solutions, are generally characterized by much higher unit volumes but lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. The chipset solutions can be characterized by lower unit prices and higher per unit margins compared to the traditional stand-alone server line of products. The Company anticipates further growth in these two categories as a percentage of total revenue. To the extent these categories do not grow over time in absolute terms, or if the Company is not able to meet demand for higher unit volumes, it could have a material adverse effect on the Company's results. The Company believes that stand-alone server products have not experienced revenue growth for the three and six month periods ended June 30, 1999 compared to the three and six month periods ended June 30, 1998, due to a number of factors. Since early 1998, low-end products that previously shipped as stand-alone products have begun to ship as embedded products. In addition, desktop products are replacing stand-alone servers as the price / performance relationship on the newer color desktop printers continues to improve. Further, many of the Company's OEM partners are scheduled to release new copier products in the coming year. It is possible that customers are holding off purchases until these products are released, thus delaying purchases of the Company's products as well. Finally, prices have been reduced on older product lines as new products have begun to ship in volume. There can be no assurance that the new products for the remainder of 1999 will be accepted on a timely basis by any of the Company's OEM partners, or that they will successfully compete, or be accepted by the market, or otherwise be able to effectively replace the volume of revenue and / or income from the older products.

The Company also believes that in addition to the factors described above, price reductions for all of its products may affect revenues in the future. The Company has made and may in the future make price reductions for its products. Depending upon the price-elasticity of demand for the Company's products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company's revenues and profits. If the Company is not able to compensate for lower gross margins that may result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the Company's revenue in the future depends more upon sales of products with relatively lower gross margins than the Company obtained in the first half of 1999 (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

Shipments by geographic area for the three and six month periods ended June 30, 1999 and June 30, 1998 were as follows:

                                                        Three Months              Three Months
                                                           Ended                      Ended
                                                        June 30, 1999             June 30, 1998             % Change
                                                        -------------             -------------
(in thousands)

North America                                         $ 62,433      46%          $45,319      47%              38%

Europe                                                  46,164      34%           34,247      36%              35%

Japan                                                   22,832      17%           13,071      13%              75%

Rest of World                                            4,604       3%            3,520       4%              31%
                                                      --------     ----          -------     ----              ----

                                                      $136,033     100%          $96,157     100%              41%
                                                      ========     ====          =======     ====              ===


                                                         Six Months                Six Months
                                                           Ended                      Ended
                                                        June 30, 1999             June 30, 1998             % Change
                                                        -------------             -------------

(in thousands)

North America                                         $116,181      45%          $83,080      47%              40%

Europe                                                  87,805      34%           63,909      36%              37%

Japan                                                   45,007      18%           25,840      14%              74%

Rest of World                                            7,056       3%            5,851       3%              21%
                                                      --------     ----         --------     ----              ---

                                                      $256,049     100%         $178,680     100%              43%
                                                      ========     ====         ========     ====              ===

All geographic locations showed an increase in shipments of at least 30% for the three month period ended June 30, 1999 compared to the three month period ended June 30, 1998, with Japan yielding the most significant increase of 75%. Shipments to North America, Europe and Japan increased over 30% for the six month period ended June 30, 1999 compared to the same period in 1998, whereas the Rest of World region experienced growth of 21% during the same time periods. The Rest of World is predominantly represented by the Southeast Asian region. The moderate increase in sales to the Rest of World region in the six month period ended June 30, 1999 compared to the six month period ended June 30, 1998 is the result of the fact that export sales in the first quarter of 1999 compared to the first quarter of 1998 showed a modest growth of 5% - a reflection of the challenging economic situation in that region at the beginning of 1999. Such conditions are difficult to predict and the Company does not know if the improvement in the economic conditions in Southeast Asia will be sustained during the remainder of 1999. Limited demand from Southeast Asia may have an adverse impact on the Company's results of operations.

As shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations which in turn sell through to other locations, the Company believes that export sales of its products into each region may differ from what is reported. The Company expects that export sales will continue to represent a significant portion of its total revenue.

Substantially all of the revenue for the last three years has been attributable to sales of products through the Company's OEM channels with such partners as Canon, Epson, Fuji-Xerox, IBM, Hewlett-Packard, Kodak/Danka Business Systems, Konica, Lanier, Minolta, Oce, Ricoh, Sharp, Xerox and others. During 1999, the Company has continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with its OEM partners. The Company relied on three OEM customers, Canon, Xerox and Ricoh in aggregate for 74% and 66% of its revenue for the three month periods ended June 30, 1999 and June 30, 1998, respectively. The Company relied on three OEM customers, Canon, Xerox and Minolta in aggregate for 71% of its revenue for the six month period ended June 30, 1999 and the Company relied on three OEM customers, Canon, Xerox and Ricoh in aggregate for 71% of its revenue for the six month period ended June 30, 1998. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations. In addition, no assurance can be given that the Company's relationships with these OEM partners will continue.

The Company continues to work on the development of products utilizing both the Fiery architecture and other products and intends to continue to introduce new generations of Fiery products and other new product lines during the remainder of 1999 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.

It is also possible that revenues in the future may be adversely affected if individuals with responsibility for purchasing the Company's Fiery products, such as information technology professionals, choose to devote available discretionary resources to other perceived needs, such as technology expenses associated with Year 2000 preparation and / or Euro currency conversion projects. In addition, companies that successfully performed Year 2000 compliancy testing might not be willing to buy new products and connect them to their existing networks that have met year 2000 compliance standards, until after January 2000 in order to avoid any risks associated with the new products. At this time, the Company cannot determine how much impact, if any, these factors may have on the Company's revenue, financial condition or results of operations.


Cost of Revenue

Third-party manufacturers purchase most of the necessary components and manufacture Fiery color servers as well as embedded / desktop controllers and digital black and white products. The Company directly sources processors, memory, certain ASICs, and software licensed from various sources, including PostScript(TM) interpreter software, which the Company licenses from Adobe Systems Incorporated.

Included in cost of revenue as well as operating expenses for the six month period ended June 30, 1999, are one-time costs of moving to the Company's new corporate headquarters in Foster City, California. Total moving costs for the six month period ended June 30, 1999 amounted to $1.8 million of which approximately $0.2 million related to cost of revenue. All moving related costs were incurred in the first quarter of 1999.

Gross Margins

The Company's gross margin was 49% and 43% for the three month periods ended June 30, 1999 and June 30, 1998, respectively and 48% and 44% for the six month periods ended June 30, 1999 and June 30, 1998, respectively. The increase in gross margin was due to a combination of factors, including the product mix and the mix of OEM partners during the two years. Further, the increased volume and resulting production shift to larger subcontractor manufacturers resulted in efficiencies in purchasing and manufacturing in the three and six month periods ended June 30, 1999 as compared to the same time periods one year ago. In addition, certain manufacturing efficiencies were slightly offset by price reductions on older product lines.

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

The Company's ability to maintain current gross margins may not continue. In addition to the factors affecting revenue described above, the Company expects to be subject to pressures to reduce prices, and as a result, gross margins for all of its products may decline as a percentage of revenues.

In general, the Company believes that gross margins will continue to be impacted by a variety of factors. These factors include the market prices that can be achieved on the Company's current and future products, the availability and pricing of key components (including DRAM and PostScript(TM) interpreter software), third party manufacturing costs, product, channel and geographic mix, the success of the Company's product transitions and new products, competition, and general economic conditions in the United States and abroad. Consequently, the Company anticipates gross margins will fluctuate from period to period.

Operating Expenses

Operating expenses increased by 12% to $35.7 million for the three month period ended June 30, 1999 compared to $31.9 million for the three month period ended June 30, 1998. Operating expenses as a percentage of revenue amounted to 26% for the three month period ended June 30, 1999 and 33% for the three month period ended June 30, 1998. Operating expenses increased by 8% to $69.7 million for the six month period ended June 30, 1999 compared to $64.8 million for the six month period ended June 30, 1998. Operating expenses as a percentage of revenue amounted to 27% for the six month period ended June 30, 1999 and 36% for the six month period ended June 30, 1998. Excluding the one time moving expenses of approximately $1.6 million allocated to operating expenses in the first quarter of 1999, operating expenses increased by 5% for the six month period ended June 30, 1999 compared to the same period in 1998. The increase in absolute dollars of operating expenses is the result of the support needed for the expanding business and the increased research and development activity necessary to develop additional new products. The decrease in operating expenses as a percentage of revenues is the result of the Company's successful spending control during early 1999, and the shift toward more embedded / desktop and black and white business which requires less sales and marketing expenditure by the Company than the Company's Stand-alone server products. The Company anticipates that operating expenses will continue to grow and may increase both in absolute dollars and as a percentage of revenue.

The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses amounted to $17.7 million or 13% of revenue for the three month period ended June 30, 1999 compared to $14.1 million or 15% of revenue for the three month period ended June 30, 1998. Research and development expenses amounted to $34.0 million or 13% of revenue for the six month period ended June 30, 1999 compared to $28.2 million or 16% of revenue for the six month period ended June 30, 1998. The majority of the 25% and 21% increase (17% increase excluding the one time moving expenses of $0.9 million allocated to research and development during the first quarter of 1999) related to the three and six month periods ended June 30, 1999 compared to the same periods in 1998, was due to an increase in research and development projects. This in turn resulted in increased headcount related costs (increase of headcount by 42 employees or 15% from 328 employees as of June 30, 1999 compared to 286 employees as of June 30, 1998). The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and new product development efforts. Accordingly, the Company expects that its research and development expenses may continue to increase in absolute dollars and also as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan, Southeast Asia and South America. Sales and marketing expenses amounted to $13.8 million or 10% of revenue for the three month period ended June 30, 1999 compared to $14.0 million or 15% of revenue for the three month period ended June 30, 1998. Sales and marketing expenses amounted to $27.6 million or 11% of revenue for the six month period ended June 30, 1999 compared to $29.3 million or 16% of revenue for the six month period ended June 30, 1998. Sales and marketing expenses decreased by 1% and 6% (or 7% excluding the one-time moving expenses of $0.4 million allocated to sales and marketing during the first quarter of 1999) in the three and six month periods ended June 30, 1999 over the respective periods ended June 30, 1998. The decrease is the result of the lower relative promotional expenses required to support the growing two newer business segments compared to the traditional segment of stand-alone servers connecting to digital color copiers. The decrease in expenses was partially offset by an increase in headcount of 11 employees or 6% from 186 employees as of June 30, 1999 compared to 175 employees as of June 30, 1998.

The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, launch new products and continue to build its sales and marketing organization, particularly in Europe and Asia Pacific, including Japan. This increase might not proportionally increase with increases in volume if the Company's sales continue to gravitate toward embedded desktop controllers, bundled color solutions and chipset solutions as well as controllers for digital black and white solutions, which require less relative promotional support from the Company because the OEM partners contribute more significantly to the sales and marketing efforts for these products.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses amounted to $4.2 million or 3% of revenue for the three month period ended June 30, 1999, compared to $3.9 million or 4% of revenue for the three month period ended June 30, 1998. General and administrative expenses amounted to $8.2 million or 3% of revenue for the six month period ended June 30, 1999, compared to $7.3 million or 4% of revenue for the six month period ended June 30, 1998. General and administrative expenses increased by 10% and 12% (or by 8% excluding the one-time moving expenses incurred in the first quarter of 1999 of approximately $0.3 million) in the three and six month periods ended June 30, 1999 over the corresponding periods ended June 30, 1998. While general and administrative expenses have slightly decreased as a percentage of total revenue during the two periods, these expenses have slightly increased in absolute dollars. The increases were primarily due to the increase in headcount and the use of outside consultants in order to support the needs of the Company's growing operations. Headcount increased by 18 employees or 31% from 76 employees as of June 30, 1999 compared to 58 employees as of June 30, 1998. The Company expects that its general and administrative expenses may continue to increase in absolute dollars and possibly also as a percentage of revenue in order to support the Company's efforts to grow its business.

Other Income

Other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income amounted to $3.9 million for the three month period ended June 30, 1999 compared to $1.6 million for the three month period ended June 30, 1998. Other income amounted to $7.4 million for the six month period ended June 30, 1999 compared to $3.8 million for the six month period ended June 30, 1998. Other income increased by 148% and 93% for the three and six month periods ended June 30, 1999 compared to the respective periods ended June 30, 1998. The increase in other income is due i) to the interest earned on the higher average cash and short-term investment balances for the respective periods and ii) approximately $0.8 million in losses suffered on Asian currency denominated transactions for the six month period ended June 30, 1998. Although the Company's exposure to currency fluctuations has historically been relatively minor, the Company began to implement a hedging program in June 1998 in response to currency fluctuations in Asia.


Income Taxes

The Company's effective tax rate was 34% for the three and six month period ended June 30, 1999 compared to 36% for the three and six month periods ended June 30, 1998. The effective tax rate for the three and six month periods ended June 30, 1998 was retroactively adjusted to 32% in the third quarter of 1998. The increase in the effective tax rate for the three and six month period ended June 30, 1999 compared to the adjusted effective tax rate for the three and six month period ended June 30, 1998 was primarily due to the fact that the research and development credit has expired mid-year of 1999.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by $71.2 million to $394.2 million as of June 30, 1999 from $323.0 million as of December 31, 1998. Working capital increased by $69.2 million to $415.5 million as of June 30, 1999 up from $346.3 million as of December 31, 1998. These increases were primarily the result of net income, changes of balance sheet components and the exercise of employee stock options.

Net cash provided by operating activities was $63.6 million and $3.7 million for the six month periods ended June 30, 1999 and June 30, 1998, respectively. Cash provided by operating activities increased by $59.9 million, primarily due to a significant increase in net income, accounts payable, taxes payables as well as reductions in inventory, offset in part by an increase in accounts receivable.

During the first half of 1999, the Company continued to invest cash in short-term investments, mainly municipal securities. Due to capital market situations during the first six months of 1999, the Company invested relatively more cash in securities with a maturity at the date of purchase of less than 90 days. This resulted in an increase of cash and cash equivalents of $93.2 million and a decrease of short-term investments of $22.0 million as of June 30, 1999 compared to December 31, 1998.

The Company's capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company's operations. The Company purchased approximately $8.8 million and $6.8 million of such equipment and furniture during the six month periods ended June 30, 1999 and June 30, 1998, respectively.

In 1997, the Company entered into an agreement to lease a ten-story 295,000 square foot building to be constructed in 1998 and 1999 on 35 acres, which the Company owns in Foster City, California. The lessor of the building funded the costs of the building construction directed by the Company. The building construction was completed on July 15, 1999 and the final balance on the commitment amounted to $56.8 million. Rent payments for the building commenced upon completion of construction and bear a direct relationship to the carrying cost of the amount drawn on the commitment. The initial term of the lease is 7 years with options to purchase at any time. The move to the new corporate headquarters was completed in the first quarter of 1999 and the Company incurred one time moving expenses of approximately $1.8 million during the first quarter of 1999. Also in conjunction with the lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years. The Company has guaranteed a residual value associated with the building to the lessor of approximately 82% of the lessor's funding. If the Company defaults on the lease, does not renew the lease, does not purchase the building or does not arrange for a third party purchase of the building at the end of the lease term, it may be liable to the lessor for the amount of the residual guarantee. As part of the lease agreement the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities ($59.2 million at June 30, 1999) to be held in proportion to the amount drawn in order to secure a more favorable lease rate and avoid other covenant restrictions. The Company may use these funds at any time, but their conversion would also result in an increase to the lease rate and the imposition of additional financial covenant restrictions.

Cash provided by the exercise of stock options amounted to $16.4 million for the six month period ended June 30, 1999, a $15.9 million increase over the corresponding period in 1998. The increase was due to a higher volume of stock option exercises during the six month period ended June 30, 1999 compared to the six month period ended June 30, 1998.

The Company believes that its existing capital resources, together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements for at least the next twelve-month period.

Year 2000 Status

The Company has updated substantially all of its internal computer system infrastructure over the last few years, and the Company believes that virtually all critical pieces of hardware and software have been represented to be Year 2000 compliant by their manufacturers. As of the end of June 1999 all major internal systems had been upgraded to versions represented by the manufacturer as Year 2000 compliant and tested on a limited basis by the Company with the exception of one system having to do with call tracking and post sale support. This particular system is currently in the process of being upgraded and tested and this process is expected to be completed by the end of November 1999.

Although the Company continues to review and assess its internal systems, based on its investigation to date, the Company currently believes that Year 2000 issues will not materially affect its internal Management Information Systems. However, there can be no assurance that the Company will have identified or procured all of the resources necessary to address all critical Year 2000 deficient hardware and software systems on a timely basis and the Company may need to expend additional resources to identify, modify or repair internal systems.

During  the first six  months of 1999,  the  Company  spent  approximately  $0.5 million of $1.2 million the Company has allotted to spend in fiscal 1999 on addressing and preparing for potential Year 2000 problems and related issues.

Although the Company generally does not sell products to end-users, the Company has been working with certain of its OEM partners to test the Company's products in conjunction with the OEM's products to determine if our combined products will successfully rollover from the years 1999 to 2000 and 2000 to 2001, and if such products will correctly recognize the date February 29, 2000. The Company's products recently developed and currently under development are designed to address the Year 2000 issue. However, while the Company has tested its products, the Company does not certify that any of its products will perform as tested when used with other companies' products (including hardware and software) or when used in circumstances which are not reflected in the testing the Company has performed. Given that the Company does not and cannot control other companies' products, including other companies' software, the Company is unable to provide assurances that any other companies' products or software will not suffer any errors or malfunctions related to the Year 2000. In addition, although certain Year 2000 sensitive materials and components in the Company's internal systems may have passed internal Year 2000 Compliance testing by the manufacturers of such materials or by our suppliers or vendors, the Company cannot be certain that such materials or components will perform as tested when used in circumstances not reflected by such testing.

To date the Company has reviewed the majority of Year 2000 plans and preparations of its significant manufacturers, suppliers, customers and other critical third parties with whom it does business. The Company is currently in the process of completing discussions with these third parties as part of developing contingency plans. The Company has also begun to work on contingency plans and currently believes that internal problems encountered could be successfully circumvented by processing certain transactions manually for a short period of time. The contingency plans will be more fully developed in the third quarter of 1999. The Company continues to assess the effects and costs associated with possible Year 2000 problems, however, the total effects and costs are unknown to the Company at this time. There can be no assurance that such effects and costs will not have a materially adverse effect on the Company, its financial condition, or results of operations.

Euro Assessment

Eleven of the fifteen member countries of the European Union have established fixed conversion rates between their existing sovereign currencies and the Euro and have adopted the Euro as a common currency as of January 1, 1999. The Euro is trading on currency exchanges and is available for non-cash transactions. The conversion to the Euro is not expected to have a material adverse effect on the operating results of the Company as the Company predominantly invoices in U.S. Dollars. The Company is currently in the process of evaluating the reporting requirements in the respective countries and the related system, legal and taxation requirements. The Company expects that required modifications will be made on a timely basis and that such modifications will not have a material adverse impact on the Company's operating results. There can be no assurance, however, that the Company will be able to complete such modifications to comply with Euro currency conversion requirements, which could have a material adverse effect on the Company's operating results and financial condition.

Factors That Could Adversely Affect Performance

Our performance may be adversely affected by the following factors:

We rely on sales to a relatively small number of OEM partners, and the loss of any of these customers could substantially decrease our revenues

Because we sell our products primarily to our OEM partners, we rely on high sales volumes to a relatively small number of customers. We expect that we will continue to depend on these OEM partners for a significant portion of our revenues. If we lose an important OEM or we are unable to recruit additional OEMs, our revenues may be materially and adversely affected. We cannot assure you that our major customers will continue to purchase our products at current levels or that they will continue to purchase our products at all. In addition, our results of operations could be adversely affected by a decline in demand for copiers or laser printers, other factors affecting our major customers, in particular, or the computer industry in general.

We rely upon our OEM partners to develop new products, applications and product enhancements in a timely and cost-effective manner. Our continued success depends upon the ability of these OEMs to meet changing customer needs and respond to emerging industry standards and other technological changes. However, we cannot assure you that our OEMs will effectively meet these technological challenges. These OEMs, who are not within our control, may incorporate into their products the technologies of other companies in addition to, or instead of our products. These OEMs may introduce and support products that are not compatible with our products. We rely on these OEMs to market our products with their products, and if these OEMs do not effectively market our products our sales revenue may be materially and adversely affected. With the exception of certain minimum purchase obligations, these OEMs are not obligated to purchase products from us. We cannot assure you that our OEMs will continue to carry our products.

We are pursuing, and will continue to pursue, the business of additional copier and printer OEMs. However, because there are a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that customer concentration will continue to be a risk.


If we are not be able to successfully manage product launches and product transitions, customers may delay or cancel orders of our existing products at a time when our new products are not being sold

Any delays in the launch or availability of new products we are planning could have an adverse effect on our financial results. During transitions from existing products to new products, customers may delay or cancel orders for existing products. Our results of operations may be adversely affected if we cannot successfully manage product transitions or guarantee the availability of products after they have been introduced.

We license software used in most of our products from on Adobe Systems Incorporated, and the loss of this license would prevent us from shipping these products

Under our license agreements with Adobe, a separate license must be granted from Adobe to us for each type of copier or printer used with a Fiery Server or Controller. If Adobe does not grant us such licenses or approvals, if the Adobe license agreements are terminated, or if our relationship with Adobe is otherwise impaired, our financial condition and results of operations may be materially adversely affected. To date, we have successfully obtained licenses to use Adobe's PostScript(TM) software for our products, where required. However, we cannot assure you that Adobe will continue to grant future licenses to Adobe PostScript(TM) software on reasonable terms, in a timely manner, or at all. In addition, we cannot assure you that Adobe will continue to give us the quality assurance approvals we are required to obtain from Adobe for the Adobe licenses.

If we are not able to successfully coordinate product development with our OEM partners, they may reduce their purchases from us

In the past our OEM partners have requested a broader range of products with different and unique features, and we believe that this trend may continue. Our sales revenue and results of operations may be adversely affected if we cannot timely meet their product needs and successfully manage the additional engineering and support effort and other risks associated with a broader range of products.

Our OEMs work closely with us to develop products that are specific to each OEM's copiers and printers. For many of the products we are developing we need to coordinate development, quality testing, marketing and other tasks with our OEMs. We cannot control our OEMs' development efforts and coordinating with our OEMs may cause delays that we cannot manage by ourselves. Our results of operations may be adversely affected if we cannot successfully coordinate product development with our OEMs.


If the demand for products that enable color printing of digital data decreases, our sales revenue may decrease

Although we have expanded our product line in recent years, and continue to explore opportunities to further diversify our business, we have been focused heavily on sales of products that enable the color printing of digital data. If demand for this service declines, our sales revenue may be adversely affected. We believe that demand for our products may be affected by a variety of economic conditions and considerations, and we cannot assure you that demand for our products will continue at current levels. For example, although such conditions are difficult to predict, we do not expect a significant improvement in economic conditions in Asia, including Japan, during the remainder of 1999. We believe that continued economic distress in Japan and elsewhere in Asia might limit demand in these regions for our products. Economic distress in other parts of the world such as Brazil may also limit demand for our products. The move to a single European currency, the Euro, and the resulting central bank management of interest rates to maintain fixed currency exchange rates among the member nations may lead to economic conditions which adversely impact sales of our products. In addition, individuals with responsibility for purchasing our products, such as information technology professionals, may choose to devote available discretionary resources to other perceived needs, such as technology expenses associated with Year 2000 preparation and / or Euro currency conversion projects. Finally, companies that successfully performed Year 2000 compliancy testing might not be willing to buy new products and connect them to their existing networks that have met year 2000 compliance standards, until after January 2000 in order to avoid any risks associated with the new products. At this time, we cannot determine how much of an impact these factors may have.

If we are not able to successfully develop and market our new products, our investments in these products will not produce a return for us

We continue to explore opportunities to develop product lines different from our Fiery servers and embedded controllers. We may need to invest funds for the development of new distribution and marketing channels for these new products. We do not know if we would be successful in developing these channels or whether any new products would be accepted by the market. Our results of operations may be adversely affected if we cannot successfully introduce new products. In addition, if we are able to introduce new products, our new products (including more powerful products sold at a lower price) may adversely impact gross margins or sales of existing products.


We face competition from our own customers who develop similar products, and if we are not able to compete successfully then our business may be adversely impacted

Our OEM partners may themselves internally develop and supply products similar to our current products. These OEMs may be able to develop similar products that are compatible with their own products more quickly than we can. These OEMs may choose to market their own products, even if these products are technologically inferior, have lower performance or cost more. We cannot assure you that we will be able to continue to successfully compete against similar products developed internally by our OEMs or against their financial and other resources. If we cannot compete successfully against our OEMs' internally developed products, our business may be adversely impacted.


If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion

We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals. We are located in the Silicon Valley where competition among companies to hire engineering and technical professionals is intense. It is difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located nearby that may try to hire our employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees. If we cannot successfully hire and retain employees, we may not be able to timely develop products or to meet demand for our products in a timely fashion and our results of operations may be adversely impacted.


If we are not able to accurately project growth of demand for our products, our business may be adversely impacted

In the first half of 1999, we have experienced growth in our number of employees and unit volumes. We attempt to hire additional employees to match growth in projected demand for our products. If we project a higher demand than materializes, we will hire too many employees and incur expenses that we need not have incurred and our margins may be lower. If we project a lower demand than materializes we will hire too few employees we may not be able to meet demand for our products and our sales revenue may be lower. If we cannot successfully manage our growth, our results of operations may be adversely affected.

Our operating results may fluctuate based upon many factors, which could affect our stock price

Operating results may fluctuate due to factors outside of our control such as:

     o   demand for our products;
     o   success and timing of new product introductions;
     o   price reductions by us and our competitors;
     o   delay, cancellation or rescheduling of orders;
     o   product performance;
     o   availability of key components;
     o   the seasonal purchasing patterns of our OEM partners;
     o   the status of our relationships with our OEM partners;
     o   the performance of third-party manufacturers;
     o   the status of our relationships with our key suppliers; and
     o   general economic conditions

We expect our stock price to vary with our operating results and, consequently, adverse fluctuations could adversely affect our stock price. Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the past, our fiscal fourth quarter results have been adversely affected because some or all of our OEM customers wanted to slow down, or otherwise delay fourth quarter orders in an effort to minimize their inventory investment at the end of their fiscal year. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM partners focus on training of their sales forces. Moreover, our ability to develop and market new products, the timing and amount of our sales and marketing expenditures, the general demand for what are discretionary purchase items (color copiers, digital black-and-white copiers, and color laser printers) and general global economic conditions will also affect operating results.


The value of our investment portfolio will decrease if interest rates increase

We have an investment portfolio of mainly fixed income securities classified as available-for-sale securities. As a result, our investment portfolio is subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure to interest rate risk by investing primarily in short-term securities. We may be unable to successfully limit our risk to interest rate fluctuations and this may cause our investment portfolio to decrease in value.

Our expenditures are planned according to anticipated revenues and, therefore, imprecise forecasts of orders may result in poor operating results

Typically we do not have long-term volume purchase contracts with our customers, and a substantial portion of our backlog is scheduled for delivery within 90 days or less. Our customers may cancel orders and change volume levels or delivery times for product they have ordered from us without penalty. Our sales and operating results depend on the volume and timing of the backlog as well as bookings received from our customers. In addition, a significant portion of our operating expenses are fixed in advance, and we plan these expenditures based on the sales forecasts from our OEM customers and product development programs. If our sales do not meet our expectations in any period, the adverse impact on our operating results may be magnified by our inability to adjust our operating expenses sufficiently or quickly enough to compensate for such a shortfall in sales. If we were unable to adjust our operating expenses in response to a shortfall in our sales, there could be a material adverse effect on our business, financial condition and results of operations.


Our stock price has been and may continue to be volatile

Our common stock, and the stock market generally, have from time to time experienced significant price and volume fluctuations. The market prices for securities of technology companies have been especially volatile, and fluctuations in the stock market are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. Our common stock price may also be affected by the factors discussed above in this section as well as:

     o Fluctuations in our results of operations, revenues or earnings or those of our competitors;
     o Failure of such results of operations, revenues or earnings to meet the expectations of stock market analysts and investors;
     o   Changes in stock market analysts' recommendations regarding us;
     o   Real or perceived technological advances by our competitors;
     o Political or economic instability in regions where our products are sold or used; and o General market and economic conditions.


We face risks from our international operations and from currency fluctuations

Approximately 55% and 53% of our revenue from the sale of products for the six month periods ended June 30, 1999 and June 30, 1998, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. You should be aware that we are subject to certain risks because of our international operations. One of these risks is tariff regulations of foreign governments which may apply to our products. Another risk is requirements for export licenses which we may be required to obtain for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and an adverse effect on our product revenue.

Given the significance of our export sales to our total product revenue, we face a continuing risk from the strengthening of the U.S. dollar versus the Japanese yen, the Euro and other major European currencies, and numerous Southeast Asian currencies, which could cause lower unit demand and the necessity that we lower average selling prices for our products because of the reduced strength of local currencies. Either of these events could adversely impact our revenues and gross margin. Although we typically invoice our customers in U.S. dollars, when we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar. We attempt to limit or hedge these exposures through operational strategies and financial market instruments  where we  consider  it  appropriate.  To date we have  mostly  used
forward   contracts  to  reduce  our  risk  from   interest  rate  and  currency
fluctuations. However, our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could materially adversely affect our financial condition and operating results.


We may be unable to adequately protect our proprietary information

We rely on a combination of copyright, patent and trade secret protection, nondisclosure agreements, and licensing and cross-licensing arrangements to establish and protect our proprietary rights. We cannot be certain that any patents that may be issued to us, or which we license from third parties, or any other of our proprietary rights will not be challenged, invalidated or circumvented. In addition, we cannot be certain that any rights granted to us under any patents, licenses or other proprietary rights will provide adequate protection of our proprietary information. Any failure to adequately protect our proprietary information could materially adversely affect our financial condition and operating results.


We face risks from third party claims of infringement and potential litigation

Third parties may claim that our products infringe, or may infringe, their proprietary rights. Such claims could result in lengthy and expensive litigation. Such claims and any related litigation could result in substantial costs and diversion of our resources. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we cannot guarantee that any such licenses could be obtained on acceptable terms, if at all.


Our operating results fluctuate from quarter to quarter

Historically, our operating results have fluctuated quarterly due, for example, to the following factors:

     o   Economic situations in various geographic locations around the world;

     o   Acceptance of new products by our OEM partners and their customers;

     o Demand for our products from our OEM partners, which fluctuates because of customer demand and inventory levels (including the reduction in demand following introductory "channel fill" purchases by our OEM partners), timing of training and product releases by our OEM partners;

     o The fact that our partners have achieved the yearly sales targets and consequently delayed further purchases into the next fiscal year, and the fact that we do not know when our partners reach these sales targets as they generally do not share them with us; and

     o Our timing of expenses which could affect one quarter significantly more than another (for example, expenditures in connection with the move to the new corporate headquarters during the first quarter of
         1999).

As a result of all of these factors (and others described in this section), we believe that period to period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. We anticipate that future operating results may fluctuate significantly from quarter to quarter.



Our systems or those of third parties may fail in the Year 2000, which would delay our product development and the sale of our products

Failure of our computer systems could adversely affect our product development processes and/or our ability to cost-effectively manage our company during the time required to fix such problems. In addition, computer failures could cause our customers to postpone or cancel orders for our products. We are currently assessing the readiness of our computer systems and those of our major customers to handle dates beyond the year 1999. Unforeseen problems in our own computers and embedded systems and from customers, suppliers and other organizations with which we conduct transactions worldwide may arise. These statements constitute year 2000 disclosures under federal law. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Status" for more information on the status of our preparation relating to this issue.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk

The Company is exposed to various market risks, including the changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not purchase derivatives or other financial instruments for trading or speculative purposes. The Company purchases financial instruments to manage and attempt to reduce the impact of changes in foreign currency exchange rates. The counterparties to the financial instruments the Company is a party to are generally major financial institutions.

Foreign Exchange Contracts

As of mid 1998, the Company started to enter into forward foreign exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During the three and six month periods ended June 30, 1999, the transactions hedged were intercompany accounts receivable and payable between the Company and its Japanese subsidiary. The periods of the forward foreign exchange contracts correspond to the reporting periods of the hedged transactions. Foreign exchange gains and losses on intercompany balances and the offsetting losses and gains on forward foreign exchange contracts are reflected in the income statement.

As of June 30, 1999, the Company had one outstanding forward foreign exchange contract to sell Japanese Yen equivalent to approximately $4.3 million with an expiration date of July 30, 1999.

The estimated fair value of the foreign currency contract represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. As of June 30, 1999, the difference between the fair value of the outstanding contract and the contract amount was immaterial. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in the amount of Japanese Yen necessary to purchase one U.S. Dollar. A 10% fluctuation in the exchange rate for this currency would change the fair value of the foreign currency contract by approximately $0.4 million. However, since the contract hedges foreign currency denominated transactions, any change in the fair value of the contract would be offset by changes in the underlying value of the transactions being hedged.


Interest Rate Risk

The fair value of the Company's cash and short-term investment portfolio at June 30, 1999, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from an instantaneous hypothetical 100 basis-point increase in interest rates for the issues contained in the investment portfolio. As of June 30, 1999, the Company's cash and short-term investment portfolio includes debt securities of $331.6 million, subject to interest rate risk. A 100 basis-point increase in market interest rates would result in a decrease of fair value of the portfolio of approximately $2.7 million.

The fair value of the Company's long-term debt, including current maturities was estimated to be $3.9 million as of June 30, 1999, and equaled the carrying value. The Company's long-term debt requires interest payments based on a variable rate and therefore is subject to interest rate risk. A 10% fluctuation in interest rates would not have a material effect on the fair value of the outstanding long-term debt of the Company as of June 30, 1999.

PART II           OTHER INFORMATION



     ITEM 1.          LEGAL PROCEEDINGS

Not applicable.


     ITEM 2.          CHANGE IN SECURITIES AND USE OF PROCEEDS

Not applicable.


     ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.



     ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to a vote of the stockholders of the Company at the Company's Annual Meeting of Stockholders held May 6, 1999.

     (a) The election of five directors to serve a one-year term until their successors are duly elected and qualified. The following is a summary of the votes cast for and the votes withheld for each individual.

                                         Votes For               Votes Withheld
                                        ----------               --------------

          Dan Avida                     51,296,901                  104,968
          Gill Cogan                    51,340,548                   61,321
          Jean-Louis Gassee             51,347,668                   54,201
          Dan Maydan                    51,347,011                   54,858
          Thomas Unterberg              51,344,587                   57,282

     (b) The approval of the Company's 1999 Equity Incentive Plan. Results of the voting included 42,435,448 votes for, 8,906,137 votes against / withheld and 60,284 shares abstained.

     (c) The ratification of the appointment of PriceWaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ended December 31, 1999. Results of the voting included 51,333,652 votes for, 35,179 votes against / withheld and 33,038 shares abstained.

ITEM 5. OTHER INFORMATION

Effective July 14, 1999, Electronics for Imaging, Inc. announced the following promotions and changes in the Company's Executive Officers:

Mr. Guy Gecht, formerly Vice President and General Manager of the Company's Server Division has been promoted to President.

Mr. Fred Rosenzweig, formerly Executive Vice President of Operations has been promoted to Chief Operating Officer. Mr. Gecht and Mr. Rosenzweig will share responsibility for the Company's day to day operations.


On July 14, 1999 the Company announced its agreement to acquire Management Graphics, Inc. ("MGI"), a Minnesota-based corporation that develops digital print on demand products and other digital imaging products. The acquisition is intended to be accounted for as a tax free, pooling of interests transaction. The purchase price for MGI will be determined at closing and is expected to be approximately $30.0 million. The closing of the acquisition of MGI is subject to the satisfaction of certain conditions, including, among others, the approval of certain U.S. regulatory authorities and the approval of the stockholders of MGI.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

               Exhibit          10.28 1999 Equity  Incentive Plan
                                (Incorporated by reference to Exhibit 10.28 filed with the Company's Form 10 Q for the quarter ended March 31, 1999)


               Exhibit 27.1     Financial Data Schedule





     (b)       Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the three month period ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ELECTRONICS FOR IMAGING, INC.

Date:  August 11, 1999


                                             By /s/ Dan Avida
                                             ----------------------------------
                                             Dan Avida
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer
                                             (Principal Executive Officer)

                                             By /s/  Eric Saltzman
                                             ----------------------------------
                                             Eric Saltzman
                                             Chief Financial Officer, General
                                             Counsel and Corporate Secretary
                                             (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX




Exhibit
No.                            Description
-------                        -----------

10.28          1999 Equity Incentive Plan
               (Incorporated by reference to Exhibit 10.28 filed with the Company's Form 10Q for the quarter ended March 31, 1999)

27.1           Financial Data Schedule