Form 10-Q
period 1999-09-30
ELECTRONICS FOR IMAGING INC
filed 1999-11-10
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of Common Stock outstanding as of October 20, 1999 was 55,476,033.

                          ELECTRONICS FOR IMAGING, INC.

                                      INDEX

                                                                                                         Page No.
PART I - Financial Information

Item 1.           Condensed Consolidated Financial Statements

                      Condensed Consolidated Statements of Income
                           Three Months Ended September 30, 1999 and 1998, and
                           Nine Months Ended September 30, 1999 and 1998.....................................3

                      Condensed Consolidated Balance Sheets
                           September 30, 1999 and December 31, 1998 .........................................4

                      Condensed Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 1999 and 1998 ....................................5

                      Notes to Condensed Consolidated Financial Statements ..................................6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................................................10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk..............................  31


PART II - Other Information

Item 1.           Legal Proceedings ........................................................................32

Item 2.           Changes in Securities and Use of Proceeds ................................................32

Item 3.           Defaults Upon Senior Securities ..........................................................32

Item 4.           Submission of Matters to a Vote of Security Holders.......................................32

Item 5.           Other Information ........................................................................33

Item 6.           Exhibits and Reports on Form 8-K .........................................................33


Signatures .................................................................................................34

                                       2

PART I            FINANCIAL INFORMATION

     ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ELECTRONICS FOR IMAGING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,         September 30,
                                                   1999       1998       1999       1998
                                                 --------   --------   --------   --------

Revenue                                          $158,211   $129,804   $423,101   $316,215

Cost of revenue                                    79,236     73,191    216,211    177,072
                                                 --------   --------   --------   --------

                                                   78,975     56,613    206,890    139,143
                                                 --------   --------   --------   --------

Operating expenses:

      Research and development                     19,360     15,502     54,541     44,720

      Sales and marketing                          14,843     14,923     44,278     45,808

      General and administrative                    4,607      4,422     13,568     12,319

      Merger related expenses                       1,422       --        1,422       --
                                                 --------   --------   --------   --------


                                                   40,232     34,847    113,809    102,847
                                                 --------   --------   --------   --------


Income from operations                             38,743     21,766     93,081     36,296

Other income, net                                  4,160      2,474     11,631      6,368
                                                 --------   --------   --------   --------


Income before income taxes                         42,903     24,240    104,712     42,664

Provision for income taxes                         13,545      7,101     34,544     13,674
                                                 --------   --------   --------   --------


Net income                                       $ 29,358   $ 17,139   $ 70,168   $ 28,990
                                                 ========   ========   ========   ========

Net income per basic common share                $   0.53   $   0.32   $   1.28   $   0.55
                                                 ========   ========   ========   ========

Shares used in per share calculation (basic)       55,314     53,124     54,754     53,085
                                                 ========   ========   ========   ========

Net income per diluted common share              $   0.51   $   0.31   $   1.23   $   0.53
                                                 ========   ========   ========   ========

Shares used in per share calculation (diluted)     57,709     54,422     56,906     54,459
                                                 ========   ========   ========   ========

     See accompanying notes to condensed consolidated financial statements.

                          ELECTRONICS FOR IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                         September     December
                                                         30, 1999      31, 1998
                                                         --------      --------
ASSETS

Current assets:
Cash and cash equivalents                                $ 98,779       $ 58,909
   Short-term investments                                 334,617        269,823
   Accounts receivable, net                                86,803         59,660
   Inventories                                              8,649         16,485
   Other current assets                                    17,619         21,853
                                                         --------       --------

     Total current assets                                 546,467        426,730

Property and equipment, net                                51,512         47,632
Other assets                                                9,434          9,829
                                                         --------       --------

     Total assets                                        $607,413       $484,191
                                                         ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $ 39,952       $ 32,849
   Accrued and other liabilities                           33,331         29,009
   Income taxes payable                                     8,578          9,511
                                                         --------       --------

     Total current liabilities                             81,861         71,369
                                                         --------       --------

Long-term obligations, less current portion                 3,625          4,142
                                                         --------       --------

Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000,000 shares
     authorized; none issued and outstanding                 --             --
   Common Stock, $.01 par value, 150,000,000 shares
     authorized; 55,522,813 and 53,984,484 shares
     issued and outstanding, respectively                     555            540
   Additional paid-in capital                             196,764        153,700
   Retained earnings                                      324,608        254,440
                                                         --------       --------

     Total stockholders' equity                           521,927        408,680
                                                         --------       --------

     Total liabilities and stockholders' equity          $607,413       $484,191
                                                         ========       ========

     See accompanying notes to condensed consolidated financial statements.

                          ELECTRONICS FOR IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                               -------------
                                                             1999        1998
                                                           --------    --------

Cash flows from operating activities:
   Net income                                              $ 70,168    $ 28,990
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                         10,073      10,503
       Deferred Taxes                                          (893)         35
       Change in reserve for bad debts                          (40)        239
       Other                                                     43        (148)
     Changes in operating assets and liabilities:
         Accounts receivable                                (27,103)    (40,286)
         Inventories                                          7,836       7,127
         Receivables from subcontract manufacturers             (72)     (7,808)
         Other current assets                                 4,652         (38)
         Accounts payable and accrued liabilities            10,277      24,358
         Income taxes payable                                19,037       8,376
                                                           --------    --------

           Net cash provided by operating activities         93,978      46,964
                                                           --------    --------

Cash flows from investing activities:
   Net purchases of short-term investments                  (64,794)    (29,187)
   Investment in property and equipment, net                (13,196)     (9,130)
   Purchase of other assets                                     185          50
                                                           --------    --------

           Net cash used for investing activities           (77,805)    (38,267)
                                                           --------    --------

Cash flows from financing activities:
   Repayment of long-term obligations                          (531)        (71)
   Issuance of common stock                                  24,228         731
                                                           --------    --------

           Net cash provided by financing activities         23,697         660
                                                           --------    --------

Increase in cash and cash equivalents                        39,870       9,357

Cash and cash equivalents at beginning of period             58,909      61,228
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 98,779    $ 70,585
                                                           ========    ========

     See accompanying notes to condensed consolidated financial statements.

                          ELECTRONICS FOR IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

1.       Basis of presentation

         The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the "Company"), as of and for the interim periods ended September 30, 1999, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1998, contained in the Company's Annual Report to Stockholders, except for the fact that the unaudited interim condensed consolidated financial statements, for all periods presented in this Form 10-Q, include the financial results of the company formerly known as Management Graphics Inc. that merged with Electronics for Imaging, Inc. on August 31, 1999 in a pooling of interests transaction. In the opinion of management, the unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and notes thereto.

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

         The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2.       Comprehensive income

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. There was no material difference between comprehensive income and net income for the periods ending September 30, 1999 and 1998.

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

4.       Earnings per share

         The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:

                                                              Three Months Ended               Nine Months Ended
                                                                September 30,                     September 30,
                                                            -----------------------         -----------------------
                                                              1999           1998            1999            1998
                                                            -------         -------         -------         -------
         (in thousands, except per share amounts)

         Net income available to
              common shareholders                           $29,358         $17,139         $70,168         $28,990

         Shares
              Basic shares                                   55,314          53,124          54,754          53,085
              Effect of Dilutive Securities                   2,395           1,298           2,152           1,374
                                                            -------         -------         -------         -------
              Diluted shares                                 57,709          54,422          56,906          54,459
                                                            =======         =======         =======         =======

         Earnings per common share
              Basic EPS                                     $  0.53         $  0.32         $  1.28         $  0.55
              Diluted EPS                                   $  0.51         $  0.31         $  1.23         $  0.53

5.       Balance Sheet Components (in thousands)

                                                                          September 30,       December 31,
                                                                               1999               1998
                                                                             --------           --------
         Accounts receivable:
         Accounts receivable                                                 $ 88,460           $ 61,357
           Less reserves and allowances                                        (1,657)            (1,697)
                                                                             --------           --------

                                                                             $ 86,803           $ 59,660
                                                                             ========           ========

         Inventories:
         Raw materials                                                       $  6,350           $ 15,289
         Work-in-process                                                          534                250
         Finished goods                                                         1,765                946
                                                                             --------           --------

                                                                             $  8,649           $ 16,485
                                                                             ========           ========

         Other current assets:
         Receivable from subcontract manufacturers                           $  4,407           $  4,335
         Other                                                                 13,212             17,518
                                                                             --------           --------

                                                                             $ 17,619           $ 21,853
                                                                             ========           ========

         Property and equipment:
         Land                                                                $ 27,923           $ 27,706
         Equipment and purchased software                                      57,400             49,574
         Furniture and leasehold improvements                                  13,272              7,753
                                                                             --------           --------
                                                                               98,345             85,033
         Less accumulated depreciation and amortization                       (46,833)           (37,401)
                                                                             --------           --------

                                                                             $ 51,512           $ 47,632
                                                                             ========           ========

         Accrued and other liabilities:
         Accrued product-related obligations                                 $  6,732           $  4,650
         Accrued royalty payments                                               9,087              8,662
         Accrued compensation and benefits                                      5,926              6,779
         Other accrued liabilities                                             11,586              8,918
                                                                             --------           --------

                                                                             $ 33,331           $ 29,009
                                                                             ========           ========

6.       Business Combination

                  On August 31, 1999 the Company acquired Management Graphics, Inc ("MGI"), a Minnesota-based corporation that develops digital print on demand products and other digital imaging products.

                  The acquisition was accounted for as a tax free, pooling of interests combination and, accordingly, the consolidated financial statements have been restated to include the historical results of MGI for all periods presented prior to the acquisition.

                  In connection with the acquisition, the Company issued a total of approximately 490,325 shares of its common stock to the existing shareholders of MGI as consideration for all shares of capital stock of MGI. In addition, holders of MGI options outstanding at the time of the acquisition will receive, upon exercise of such options, in the aggregate up to approximately 34,170 shares of the Company's common stock. The combination was approved by a majority of shareholders from MGI.

                  During the three month period September 30, 1999 the Company incurred approximately $1.4 million of non-recurring expenses related to the merger. These costs are included in operating expenses and consisted primarily of professional fees, severance costs, and travel expenses. Severance costs related to 33 former employees of MGI and the related positions were eliminated due to duplication of resources between California and Minnesota locations. Functionally, the Company eliminated 6 manufacturing, 15 service, 1 engineering, 6 sales and marketing, and 5 administrative positions. The terminations have been completed.

7.       Legal Proceedings

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations and the audited consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the "Company"), and related notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results expected for the entire fiscal year ended December 31, 1999. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company's results, please see the section entitled "Factors that Could Adversely Affect Performance" below and in the Company's 1998 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Revenue

Revenue increased 22% to $158.2 million in the three month period ended September 30, 1999 compared to $129.8 million in the three month period ended September 30, 1998, whereas the corresponding unit volume increased by 69%. Revenue increased 34% to $423.1 million in the nine month period ended September 30, 1999 compared to $316.2 million in the nine month period ended September 30, 1998, whereas the corresponding unit volume increased by 110%. The increase in revenue was primarily due to significant increases in unit volumes shipped as a result of positive market acceptance of new product introductions and the impact of new customers, and was partially offset by price reductions on older product lines.

The Company's revenue is principally derived from three major categories. The first category is made up of stand-alone servers that connect digital color copiers with computer networks. This category includes the Fiery XJ+, X2 and ZX products and accounted for a majority of the Company's revenue prior to 1998. The second category is made up of embedded / desktop controllers, bundled color solutions and chipset solutions primarily for the office market. The third category is made up of controllers for digital black and white products.

The following is a break-down of categories by revenue, both in terms of absolute dollars and as a percentage (%) of total. Also shown is volume as a percentage (%) of total units shipped.

                                      Three Months           Three Months
                                          Ended                  Ended            Increase /
Revenue                             September 30, 1999    September 30, 1998      (Decrease)

(in thousands)                           Revenue               Revenue                %
                                         -------               -------              -----

Stand-alone Servers Connecting
    to Digital Color Copiers      $ 60,184         38%   $ 87,169         67%        (33)%

Embedded / Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions             43,940         28%     26,422         21%         66%

Controllers for Digital
    Black and White Solutions       41,907         26%      4,319          3%        870%

Spares, Licensing
    & Other misc. sources           12,180          8%     11,894          9%          2%
                                  --------   --------    --------   --------    --------

Total Revenue                     $158,211        100%   $129,804        100%         22%
                                  ========   ========    ========   ========    ========


                                          Three Months           Three Months
                                             Ended                   Ended
Volume                                 September 30, 1999     September 30, 1998

                                             Volume                 Volume
                                             ------                 ------

Stand-alone Servers Connecting
    to Digital Color Copiers                     12%                   29%

Embedded / Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions                          43%                   60%

Controllers for Digital
    Black and White Solutions                    45%                   11%

Spares, Licensing
    & Other misc. sources                        --                    --
                                                 --                    --


Total Revenue                                   100%                  100%
                                                ====                  ====

                                           Nine Months               Nine Months
                                             Ended                      Ended             Increase /
Revenue                                September 30, 1999        September 30, 1998       (Decrease)

(in thousands)                               Revenue                   Revenue                %
                                             -------                   -------             -------
Stand-alone Servers Connecting
    to Digital Color Copiers            $180,511      43%         $216,124      68%          (16)%

Embedded / Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions                  112,517      27%           55,048      18%           104%

Controllers for Digital
    Black and White Solutions             93,877      22%           13,157       4%           614%

Spares, Licensing
    & Other misc. sources                 36,196       8%           31,886      10%            14%
                                        --------      --          --------     ---           ----

Total Revenue                           $423,101     100%         $316,215     100%            34%
                                        ========     ===          ========     ===           ====


                                           Nine Months          Nine Months
                                             Ended                 Ended
Volume                                 September 30, 1999   September 30, 1998

                                             Volume               Volume
                                             ------               ------

Stand-alone Servers Connecting
    to Digital Color Copiers                   13%                 34%

Embedded / Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions                        48%                 53%

Controllers for Digital
    Black and White Solutions                  39%                 13%

Spares, Licensing
    & Other misc. sources                      --                  --
                                              ---                 ---

Total Revenue                                 100%                100%
                                              ===                 ===

Growth in revenue in the three and nine month periods ended September 30, 1999 primarily took place in the two newer categories: controllers for digital black and white solutions and embedded / desktop controllers, bundled color solutions and chipset solutions. The Company's traditional business of stand-alone servers connecting to digital color copiers decreased further when compared to the same quarter of the prior year, which is consistent with a trend since early 1998 of the market moving away from servers to desktop / embedded products.

Overall revenues for color products, combining stand-alone color servers and the desktop / embedded / bundled segments, has decreased by 8% for the three month period, but increased 8% for the nine month period ended September 30, 1999 as compared to the respective periods ending September 30, 1998. This compares to revenue growth in the black & white segment of 870% and 614% for the three and nine month periods ended September 30, 1999 as compared to the respective periods ended September 30, 1998. In absolute dollars, the black & white segment contributed 132% and 76% of the revenue growth for the three and nine month periods ended September 30, 1999 as compared to the respective periods ended September 30, 1998. The majority of the revenue growth in the black & white segment is concentrated in new products with one customer. The growth of revenue in these particular products may not be sustainable and may in fact decline (for example if the orders to date are the result of "channel fill" rather than ongoing demand).

The products in the two growth segments, except for chipset solutions, are generally characterized by much higher unit volumes but lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. The chipset solutions can be characterized by lower unit prices and higher per unit margins compared to the traditional stand-alone server line of products. The Company anticipates further growth in these two categories as a percentage of total revenue. To the extent these categories do not grow over time in absolute terms, or if the Company is not able to meet demand for higher unit volumes, it could have a material adverse effect on the Company's results. The Company believes that stand-alone server products have not experienced revenue growth for the three and nine month periods ended September 30, 1999 compared to the three and nine month periods ended September 30, 1998, due to a number of factors. Since early 1998, low-end products that previously shipped as stand-alone products have begun to ship as embedded products. In addition, desktop products are replacing stand-alone servers as the price / performance relationship on the newer color desktop printers continues to improve. Further, many of the Company's OEM partners are scheduled to release new copier products in the coming year. It is possible that customers are holding off purchases until these products are released, thus delaying purchases of the Company's products as well. Finally, prices have been reduced on older product lines as new products have begun to ship in volume. There can be no assurance that the new products for the remainder of 1999 will be accepted on a timely basis by any of the Company's OEM partners, or that they will successfully compete, or be accepted by the market, or otherwise be able to effectively replace the volume of revenue and / or income from the older products.

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

Shipments by geographic area for the three and nine month periods ended September 30, 1999 and September 30, 1998 were as follows:

                         Three Months              Three Months
                            Ended                      Ended
                      September 30, 1999        September 30, 1998      % Change
                      ------------------        ------------------

(in thousands)

North America           $77,762      49%          $67,461      52%         15%

Europe                   45,833      29%           39,868      31%         15%

Japan                    27,614      17%           18,886      14%         46%

Rest of World             7,002       5%            3,589       3%         95%
                       --------     ---          --------     ---          --

                       $158,211     100%         $129,804     100%         22%
                       ========     ====         ========     ====        ===


                          Nine Months               Nine Months
                            Ended                      Ended
                      September 30, 1999        September 30, 1998      % Change
                      ------------------        ------------------

(in thousands)

North America          $200,179      48%         $156,575      50%         28%

Europe                  135,926      32%          104,911      33%         30%

Japan                    72,621      17%           44,919      14%         62%

Rest of World            14,375       3%            9,810       3%         47%
                       --------     ---          --------     ---          --

                       $423,101     100%         $316,215     100%         34%
                       ========     ===          ========     ===          ==


All geographic locations showed an increase in shipments of at least 15% for the three month period ended September 30, 1999 compared to the three month period ended September 30, 1998, with the "Rest of World" segment yielding the most significant increase of 95%. Shipments to North America and Europe increased moderately over the prior period of 1998 (15% increase), while Japan and Rest of World increased over 50% (combined) for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. The Rest of World is predominantly represented by the Southeast Asian region. The increase in sales to Japan and the Rest of World region is a result of both our OEMs achieving success with new products in these regions, as well as modest overall economic recovery. However, such conditions are difficult to predict and the Company does not know if the improvement in the economic conditions in Southeast Asia and Japan will be sustained during the remainder of 1999 or into 2000. Limited demand from Southeast Asia and Japan may have an adverse impact on the Company's results of operations.

As shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations which in turn sell through to other locations, the Company believes that export sales of its products into each region may differ from what is reported. The Company expects that export sales will continue to represent a significant portion of its total revenue.

Substantially all of the revenue for the last three years has been attributable to sales of products through the Company's OEM channels with such partners as Canon, Epson, Fuji-Xerox, IBM, Hewlett-Packard, Kodak/Danka Business Systems, Konica, Lanier, Minolta, Oce, Ricoh, Sharp, Xerox and others. During 1999, the Company has continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with its OEM partners. The Company relied on three OEM customers, Canon, Xerox and Ricoh in aggregate for 72% and 67% of its revenue for the three month periods ended September 30, 1999 and September 30, 1998, respectively. The Company relied on the same three OEM customers, Canon, Xerox and Ricoh in aggregate for 68% and 67% of its revenue for the nine month periods ended September 30, 1999 and September 30, 1998. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations. In addition, no assurance can be given that the Company's relationships with these OEM partners will continue.

The Company continues to work on the development of products utilizing both the Fiery architecture and other products and intends to continue to introduce new generations of Fiery products and other new product lines during the remainder of 1999 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.

It is also possible that revenues in the future may be adversely affected if individuals with responsibility for purchasing the Company's Fiery products, such as information technology professionals, choose to devote available discretionary resources to other perceived needs, such as technology expenses associated with Year 2000 preparation and / or Euro currency conversion projects. In addition, companies that successfully performed Year 2000 compliance testing might not be willing to buy new products and connect them to their existing networks that have met year 2000 compliance standards until after January 2000 in order to avoid any risks associated with the new products. At this time, the Company cannot determine how much impact, if any, these factors may have on the Company's revenue, financial condition or results of operations.

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

Included in cost of revenue as well as operating expenses for the nine month period ended September 30, 1999, are one-time costs of moving to the Company's new corporate headquarters in Foster City, California. Total moving costs for the nine month period ended September 30, 1999 amounted to $1.8 million of which approximately $0.2 million related to cost of revenue. All moving related costs were incurred in the first quarter of 1999.

Gross Margins

The Company's gross margin was 50% and 43% for the three month periods ended September 30, 1999 and September 30, 1998, respectively and 49% and 44% for the nine month periods ended September 30, 1999 and September 30, 1998, respectively. The increase in gross margin was due to a combination of factors, including the product mix and the mix of OEM partners during the two years.
Further, the increased volume and resulting production shift to larger subcontractor manufacturers resulted in efficiencies in purchasing and manufacturing in the three and nine month periods ended September 30, 1999 as compared to the same time periods one year ago. In addition, certain manufacturing efficiencies were slightly offset by price reductions on older product lines.

The Company expects that sales of products with relatively lower margins may further increase as a percentage of revenue. Such products include older products for which prices are reduced during product transitions, embedded products for both desktop printers and copiers, and stand-alone servers and embedded controllers for black-and-white copiers.

If such sales increase as a percentage of the Company's revenue, gross margins as a percentage of revenue may decline, unless the Company is able to obtain additional efficiencies in purchasing and manufacturing.

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

Operating Expenses

Operating expenses increased by 15% to $40.2 million for the three month period ended September 30, 1999 compared to $34.8 million for the three month period ended September 30, 1998. Operating expenses as a percentage of revenue amounted to 25% for the three month period ended September 30, 1999 and 27% for the three month period ended September 30, 1998. Operating expenses increased by 12% to $113.8 million for the nine month period ended September 30, 1999 compared to
$102.8 million for the nine month period ended September 30, 1998. Operating expenses as a percentage of revenue amounted to 27% for the nine month period ended September 30, 1999 and 33% for the nine month period ended September 30, 1998. The 1999 figure includes approximately $1.4 million of non-recurring costs related to the MGI merger incurred during the third fiscal quarter. Year-to-date results in 1999 also include the one time moving expenses of approximately $1.6 million allocated to operating expenses in the first quarter of 1999. Excluding these unusual items, operating expenses as a percentage of revenue would have measured 24% and 27% for the three and nine months ended September 30, 1999 versus 27% and 33% for the corresponding three and nine month periods ending September 30, 1998. The increase in absolute dollars of operating expenses is the result of the support needed for the expanding business and the increased research and development activity necessary to develop additional new products. The decrease in operating expenses as a percentage of revenues is the result of the Company's successful spending control during 1999, and the shift toward more embedded / desktop and black and white business which requires less sales and marketing expenditure by the Company than the Company's stand-alone server products. The Company anticipates that operating expenses will continue to grow and may increase both in absolute dollars and as a percentage of revenue.

The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses amounted to $19.4 million or 12% of revenue for the three month period ended September 30, 1999 compared to $15.5 million or 12% of revenue for the three month period ended September 30, 1998. Research and development expenses amounted to $54.5 million or 13% of revenue for the nine month period ended September 30, 1999 compared to $44.7 million or 14% of revenue for the nine month period ended September 30, 1998. The majority of the 25% and 22% increase related to the three and nine month periods ended September 30, 1999 compared to the same periods in 1998 was due to an increase in research and development projects. This resulted in increased headcount related costs. Headcount for research and development increased to 377 employees as of September 30, 1999 including 20 engineering employees added as part of the MGI merger. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and new product development efforts. Accordingly, the Company expects that its research and development expenses may continue to increase in absolute dollars and also as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan, Southeast Asia and South America. Sales and marketing expenses amounted to $14.8 million or 9% of revenue for the three month period ended September 30, 1999 compared to $14.9 million or 12% of revenue for the three month period ended September 30, 1998. Sales and marketing expenses amounted to $44.3 million or 11% of revenue for the nine month period ended September 30, 1999 compared to $45.8 million or 15% of revenue for the nine month period ended September 30, 1998. Sales and marketing expenses decreased by 1% and 3% in the three and nine month periods ended September 30, 1999 over the respective periods ended September 30, 1998. The decrease is the result of the lower relative promotional expenses required to support the growing two newer business segments compared to the traditional segment of stand-alone servers connecting to digital color copiers. The decrease in expenses was partially offset by an increase in personnel expenses related to an increase in headcount of 31 to 209 employees as of September 30, 1999. Included in the headcount figures for September 30, 1999 are 15 employees included as part of the MGI merger.

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

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses amounted to $4.6 million or 3% of revenue for the three month period ended September 30, 1999, compared to $4.4 million or 3% of revenue for the three month period ended September 30, 1998. General and administrative expenses amounted to $13.6 million or 3% of revenue for the nine month period ended September 30, 1999, compared to $12.3 million or 4% of revenue for the nine month period ended September 30, 1998. General and administrative expenses increased by 4% and 10% in the three and nine month periods ended September 30, 1999 over the corresponding periods ended September 30, 1998. While general and administrative expenses have slightly decreased as a percentage of total revenue during the three periods, these expenses have slightly increased in absolute dollars. The increases were primarily due to the increase in headcount and the use of outside consultants in order to support the needs of the Company's growing operations. Headcount increased by 33 employees to 92 employees as of September 30, 1999. Included in the headcount figures for September 30, 1999 are 5 employees included as part of the MGI merger. The Company expects that its general and administrative expenses may continue to increase in absolute dollars and possibly also as a percentage of revenue in order to support the Company's efforts to grow its business.

Merger Related Expenses

During the quarter ended September 30, 1999 the Company incurred approximately $1.4 million of non-recurring expenses related to the merger. These costs primarily consisted of professional fees, severance costs, and travel expenses. Severance costs related to 33 former employees of MGI, and the terminations are expected to be completed by the end of October 1999. These positions were eliminated due to duplication of resources between California and Minnesota locations. Functionally, the Company eliminated 6 manufacturing, 15 service, 1 engineering, 6 sales and marketing, and 5 administrative positions.

Other Income

Other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income amounted to $4.2 million for the three month period ended September 30, 1999 compared to $2.5 million for the three month period ended September 30, 1998. Other income amounted to $11.6 million for the nine month period ended September 30, 1999 compared to $6.4 million for the nine month period ended September 30, 1998. Other income increased by 68% and 83% for the three and nine month periods ended September 30, 1999 compared to the respective periods ended September 30, 1998. The increase in other income is due primarily to the interest earned on the higher average cash and short-term investment balances for the respective periods. Although the Company's exposure to currency fluctuations has historically been relatively minor, the Company began to implement a hedging program in June 1998 in response to currency fluctuations in Asia.

Income Taxes

The Company's effective tax rate was 32% versus 29% for the three month periods ended September 30, 1999 and September 30, 1998, respectively. The Company's effective tax rate was 33% compared to 32% for the nine month periods ended September 30, 1999 and September 30, 1998.

The difference in effective tax rate for the third quarter of 1999 (32%) compared to the year-to-date period of 1999 (33%) stems from year-to-date changes in the 1999 effective tax rate, applied retroactively from the beginning of the fiscal year. For the first two quarters of 1999, the effective tax rate had been estimated at 34%, and was reduced to 33% on a cumulative year-to-date basis in the quarter ended September 30, 1999. The rate was reduced due to changes in estimates of the annual taxable income and the impact of certain tax benefits.

The difference in effective tax rate for the third quarter of 1998 (29%) compared to the year-to-date period of 1998 (32%) stems from year-to-date changes in the 1998 effective tax rate, applied retroactively from the beginning of the fiscal year. For the first two quarters of 1999, the effective tax rate had been estimated at 36%, and was reduced to 32% on a cumulative year-to-date basis in the quarter ended September 30, 1999. The rate was reduced in 1998 due to changes in estimates of taxable income and the impact of certain tax benefits.

The Company's tax rates are subject to adjustment from time to time, based on a combination of factors including changes in profitability from operations, level of interest income from municipal bonds, spending on Research and Development programs, export sales outside of the U.S., as well as changes in the tax laws in the United States, as well as in other countries that the Company is required to file in. While we believe that the effective tax rate currently projected in the financial statements is appropriate for 1999 financial results, there can be no assurance that the tax rate will not increase in the future due to changes in business levels, changes in tax laws, or other unforeseen events.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by $104.7 million to $433.4 million as of September 30, 1999 from $328.7 million as of December 31, 1998, representing and increase of 32%. Working capital increased by $109.2 million to $464.6 million as of September 30, 1999 up from $355.4 million as of December 31, 1998. These increases were primarily the result of the increase in net income, changes of balance sheet components and the exercise of employee stock options.

Net cash provided by operating activities was $94.0 million for the nine month period ended September 30, 1999, respectively. The increase in 1999 was primarily due to a significant increase in net income, accounts payable, and taxes payable as well as reductions in inventory, offset in part by an increase in accounts receivable.

During the first nine months of 1999, the Company continued to invest cash in short-term investments, mainly municipal securities. Due to capital market situations during the first nine months of 1999, the Company invested relatively more cash in securities with a maturity at the date of purchase of less than 90 days. This resulted in an increase of cash and cash equivalents of $39.9 million, while short-term investments increased by $64.8 million as of September 30, 1999, when compared to December 31, 1998.

The Company's capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company's operations. The Company purchased approximately $13.4 million and $9.1 million of such equipment and furniture during the nine month periods ended September 30, 1999 and September 30, 1998, respectively.

In 1997, the Company entered into an agreement to lease a ten-story 295,000 square foot building to be constructed in 1998 and 1999 on 35 acres, which the Company owns in Foster City, California. The lessor of the building funded the costs of the building construction directed by the Company. The building construction was completed on July 15, 1999 and the final balance on the commitment amounted to $56.8 million. Rent payments for the building commenced upon completion of construction and bear a direct relationship to the carrying cost of the amount drawn on the commitment. The initial term of the lease is 7 years with options to purchase at any time. The move to the new corporate headquarters was completed in the first quarter of 1999 and the Company incurred one time moving expenses of approximately $1.8 million during the first quarter of 1999. Also in conjunction with the lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years. The Company has guaranteed a residual value associated with the building to the lessor of approximately 82% of the lessor's funding. If the Company defaults on the lease, does not renew the lease, does not purchase the building or does not arrange for a third party purchase of the building at the end of the lease term, it may be liable to the lessor for the amount of the residual guarantee. As part of the lease agreement the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities ($68.2 million at September 30, 1999) to be held in proportion to the amount drawn in order to secure a more favorable lease rate and avoid other covenant restrictions. The Company may use these funds at any time, but their conversion would also result in an increase to the lease rate and the imposition of additional financial covenant restrictions.

Cash provided by the exercise of stock options amounted to $23.6 million for the nine month period ended September 30, 1999, a $22.9 million increase over cash provided from option exercises during the corresponding period in 1998. The increase was due to a higher volume of stock option exercises during the nine month period ended September 30, 1999 compared to the nine month period ended September 30, 1998.

The Company believes that its existing capital resources, together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements for at least the next twelve-month period.

Year 2000 Status

The Company has updated substantially its entire internal computer system infrastructure over the last few years, and the Company believes that virtually all critical pieces of hardware and software have been represented to be Year 2000 compliant by their manufacturers. As of the end of September 1999 all major internal systems had been upgraded to versions represented by the manufacturer as Year 2000 compliant and tested on a limited basis by the Company with the exception of one system having to do with call tracking and post sale support. This particular system is currently in the process of being upgraded and tested and this process is expected to be completed by the end of November 1999.

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

During the first nine months of 1999, the Company spent approximately $600,000 of $1.2 million the Company has allotted to spend in fiscal 1999 on addressing and preparing for potential Year 2000 problems and related issues.

Although the Company generally does not sell products to end-users, the Company has been working with certain of its OEM partners to test the Company's products in conjunction with the OEM's products to determine if the combined products will successfully rollover from the years 1999 to 2000 and 2000 to 2001, and if such products will correctly recognize the date February 29, 2000. The Company's products recently developed and currently under development are designed to address the Year 2000 issue. However, while the Company has tested its products, the Company does not certify that any of its products will perform as tested when used with other companies' products (including hardware and software) or when used in circumstances that are not reflected in the testing the Company has performed. Given that the Company does not and cannot control other companies' products, including other companies' software, the Company is unable to provide assurances that any other companies' products or software will not suffer any errors or malfunctions related to the Year 2000. In addition, although certain Year 2000 sensitive materials and components in the Company's internal systems may have passed internal Year 2000 compliance testing by the manufacturers of such materials or by our suppliers or vendors, the Company cannot be certain that such materials or components will perform as tested when used in circumstances not reflected by such testing.

To date the Company has reviewed the majority of Year 2000 plans and preparations of its significant manufacturers, suppliers, customers and other critical third parties with whom it does business and considered the status and availability of those third party plans in developing a contingency plan. The Company has developed a contingency plan to continue operations in the best manner possible in the event of a Year 2000 problem. The specific actions identified differ depending on circumstances, but most often include manual work-arounds, deployment of backup or secondary technologies, rearranging schedules, and substitution of suppliers, as appropriate. The Company continues to assess the effects and costs associated with possible Year 2000 problems; however, the total effects and costs are unknown to the Company at this time. There can be no assurance that such effects and costs will not have a materially adverse effect on the Company, its financial condition, or results of operations.

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

Our OEMs work closely with us to develop products that are specific to each OEM's copiers and printers. For many of the products we are developing, we need to coordinate development, quality testing, marketing and other tasks with our OEMs. We cannot control our OEMs' development efforts and coordinating with our OEMs may cause delays that we cannot manage by ourselves. In addition, our sales revenue and results of operations may be adversely affected if we cannot meet our OEM's product needs for their specific copiers and printers, as well as successfully manage the additional engineering and support effort and other risks associated with such a wide range of products.

We are pursuing, and will continue to pursue, the business of additional copier and printer OEMs. However, because there are a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that customer concentration will continue to be a risk.

If we are unable to develop new products, or execute product introductions on a timely basis, our future revenue and operating results may be negatively impacted

Operating results will depend to a significant extent on continual improvement of existing technologies and rapid innovation of new products and technologies. Our success depends not only on our ability to predict future requirements, but also to develop and introduce new products that successfully address customer needs. Any delays in the launch or availability of new products we are planning could have an adverse effect on our financial results. During transitions from existing products to new products, customers may delay or cancel orders for existing products. Our results of operations may be adversely affected if we cannot successfully manage product transitions or provide adequate availability of products after they have been introduced.

In this environment, we must continue to make significant investments in research and development in order to enhance performance and functionality of our products, including product lines different than our Fiery servers and embedded controllers. We cannot assure you that we will successfully identify new product opportunities, develop and introduce new products to market in a timely manner, and achieve market acceptance of our products. Also, if we decide to develop new products, our research and development expenses may increase in the short term without a corresponding increase in revenue. Finally, we cannot assure you that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

We  license   software   used  in  most  of  our  products  from  Adobe  Systems
Incorporated, and the loss of this license would prevent us from shipping these products

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

If the demand for products that enable color printing of digital data decreases, our sales revenue may decrease

Our products are primarily targeted at enabling the color printing of digital data. If demand for this service declines, or if the demand for our OEM's specific printers or copiers that our products are designed for should decline, our sales revenue may be adversely affected. Although demand for networked color printers and copiers has increased in recent years, we cannot assure you that such demand will continue, nor can we control whether the demand will continue for the specific OEM printers and copiers that utilize our products will continue. We believe that demand for our products may also be affected by a variety of economic conditions and considerations, and we cannot assure you that demand for our products will continue at current levels. In addition, individuals with responsibility for purchasing our products, such as information technology professionals, may choose to devote available discretionary resources to other perceived needs, such as technology expenses associated with Year 2000 preparation and / or Euro currency conversion projects. Finally, companies that successfully performed Year 2000 compliance testing might not be willing to buy new products and connect them to their existing networks that have met year 2000 compliance standards, until after January 2000 in order to avoid any risks associated with the new products. At this time, we cannot determine how much of an impact, if any, these factors may have.

If we were to enter new markets or distribution channels this could result in delayed revenues or higher operating expenses

We continue to explore opportunities to develop product lines different from our Fiery servers and embedded controllers. We may need to invest funds for the development of new distribution and marketing channels for these new products. We do not know if we would be successful in developing these channels or whether the market would accept any new products. In addition, even if we are able to introduce new products, these products (including more powerful products sold at a lower price) may adversely impact gross margins or revenue from existing products.

We face competition from other suppliers as well as our own OEM customers, and if we are not able to compete successfully then our business may be adversely impacted

Our industry is highly competitive and is characterized by rapid technological changes. We compete against a number of other suppliers of imaging products. We cannot assure you that products or technologies developed by competing suppliers will not render our products or technologies obsolete or noncompetitive.

While many of our OEM's sell our products on an exclusive basis, we do not have any formal agreements that prevent the OEMs from offering alternative products. If an OEM offers products from alternative suppliers our market share could decrease, which could reduce our revenue and negatively affect our financial results.

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

Our operating results may fluctuate based upon many factors, which could adversely affect our stock price

We expect our stock price to vary with our operating results and, consequently, adverse fluctuations could adversely affect our stock price. Operating results may fluctuate due to:

    o    demand for our products;

    o    success and timing of new product introductions;

    o changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;

    o    price reductions by us and our competitors;

    o    delay, cancellation or rescheduling of orders;

    o    product performance;

    o    availability of key components;

    o    the status of our relationships with our OEM partners;

    o    the performance of third-party manufacturers;

    o    the status of our relationships with our key suppliers;

    o    potential excess or shortage of skilled employees; and

    o    general economic conditions.

Many or our products, and the related OEM copiers and printers, are purchased utilizing lease contracts or bank financing. If prospective purchasers of digital copiers and printers are unable to obtain credit, or interest rate changes make credit terms undesirable, this may significantly reduce the demand for digital copiers and printers, negatively impacting our revenues and operating results.

Typically we do not have long-term volume purchase contracts with our customers, and a substantial portion of our backlog is scheduled for delivery within 90 days or less. Our customers may cancel orders and change volume levels or delivery times for product they have ordered from us without penalty. However, a significant portion of our operating expenses are fixed in advance, and we plan these expenditures based on the sales forecasts from our OEM customers and product development programs. If we were unable to adjust our operating expenses in response to a shortfall in our sales, there could be a material adverse effect on our quarterly financial results.

We attempt to hire additional employees to match growth in projected demand for our products. If we project a higher demand than materializes, we will hire too many employees and incur expenses that we need not have incurred and our margins may be lower. If we project a lower demand than materializes, we will hire too few employees, we may not be able to meet demand for our products and our sales revenue may be lower. If we cannot successfully manage our growth, our results of operations may be adversely affected.

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

We face risks from our international operations and from currency fluctuations

Approximately 53% and 52% of our revenue from the sale of products for the nine month periods ended September 30, 1999 and September 30, 1998, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. You should be aware that we are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which we may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and an adverse effect on our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

We believe that continued economic distress in Japan and elsewhere in Asia might limit demand in these regions for our products. Economic distress in other parts of the world such, as Brazil, may also limit demand for our products. The move to a single European currency, the Euro, and the resulting central bank management of interest rates to maintain fixed currency exchange rates among the member nations may lead to economic conditions which adversely impact sales of our products.

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

Seasonal purchasing patterns of our OEM customers have historically caused lower fourth quarter revenue, which may negatively impact the stock price

Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the past, our fiscal fourth quarter results have been adversely affected because some or all of our OEM customers wanted to decrease, or otherwise delay fourth quarter orders. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM partners focus on training of their sales forces. The primary reasons for this seasonal pattern are:

       o Fluctuation in demand for our products from our OEM partners, who have historically sought to minimize year-end inventory investment (including the reduction in demand following introductory "channel fill" purchases). Fluctuation in demand is also caused by timing of new product releases and training by our OEM partners; and

       o The fact that our OEM partners have achieved their yearly sales targets and consequently delayed further purchases into the next fiscal year, and the fact that we do not know when our partners reach these sales targets as they generally do not share them with us.

As a result of these factors, we believe that period to period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. We anticipate that future operating results may fluctuate significantly due to this seasonal demand pattern.

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

We may make future acquisitions and acquisitions involve numerous financial risks

We seek to develop new technologies and products from both internal and external sources. As part of this effort, we may make acquisitions of, or significant investments in, other companies. Acquisitions involve numerous risks, including the following:

        o Difficulties in integration of operations, technologies, or products;

        o Risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

        o      Possible  write-downs of impaired assets; and

        o      Potential loss of key employees of the acquired company.

Mergers and acquisitions of companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, financial condition, or stock price.

The location and concentration of our facilities subjects us to the risk of earthquakes, floods or other natural disasters

Our corporate headquarters, including most of our research and development facilities and manufacturing operations are located in the San Francisco Bay Area of Northern California, an area known for seismic activity. This area has also experienced flooding in the past. In addition, many of the components necessary to supply our products are purchased from suppliers subject to risk from natural disasters, based in areas including the San Francisco Bay Area, Taiwan, and Japan. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, financial condition, and operating results.

We are dependent on sub-contractors to manufacture and deliver products to our customers

The Company subcontracts with other companies to manufacture its products. We are totally reliant on the ability of our subcontractors to produce products sold to customers, and while we closely monitor our subcontractors performance, there can be no assurance that such subcontractors will continue to perform for us as well as they have in the past. There also can be no assurance that difficulties experienced by our subcontractors (such as interruptions in a subcontractor's ability to make or ship our products, or fix quality assurance problems) would not adversely affect our business, operating results, or financial condition.

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

Foreign Exchange Contracts

As of mid 1998, the Company started to enter into forward foreign exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During the three and nine month periods ended September 30, 1999, the transactions hedged were intercompany accounts receivable and payable between the Company and its Japanese subsidiary. The periods of the forward foreign exchange contracts correspond to the reporting periods of the hedged transactions. Foreign exchange gains and losses on intercompany balances and the offsetting losses and gains on forward foreign exchange contracts are reflected in the income statement.

As of September 30, 1999, the Company had one outstanding forward foreign exchange contract to sell Japanese Yen equivalent to approximately $3.1 million with an expiration date of October 29, 1999.

The estimated fair value of the foreign currency contract represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. As of September 30, 1999, the difference between the fair value of the outstanding contract and the contract amount was immaterial. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in the amount of Japanese Yen necessary to purchase one U.S. Dollar. A 10% fluctuation in the exchange rate for this currency would change the fair value of the foreign currency contract by approximately $0.3 million. However, since the contract hedges foreign currency denominated transactions, any change in the fair value of the contract would be offset by changes in the underlying value of the transactions being hedged.

Interest Rate Risk

The fair value of the Company's cash and short-term investment portfolio at September 30, 1999, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from an instantaneous hypothetical 100 basis-point increase in interest rates for the issues contained in the investment portfolio. As of September 30, 1999, the Company's cash and short-term investment portfolio includes debt securities of $385.3 million, subject to interest rate risk. A 100 basis-point increase in market interest rates would result in a decrease of fair value of the portfolio of approximately $3.0 million.

The fair value of the Company's long-term debt, including current maturities was estimated to be $3.9 million as of September 30, 1999, and equaled the carrying value. The Company's long-term debt requires interest payments based on a variable rate and therefore is subject to interest rate risk. A 10% fluctuation in interest rates would not have a material effect on the fair value of the outstanding long-term debt of the Company as of September 30, 1999.

PART II           OTHER INFORMATION

     ITEM 1.          LEGAL PROCEEDINGS

Not applicable.

     ITEM 2.          CHANGE IN SECURITIES AND USE OF PROCEEDS

On August 31, 1999, the Company acquired Management Graphics, Inc., a Minnesota corporation ("MGI"). In connection with the acquisition, the Company issued a total of approximately 490,325 shares of its common stock to the existing stockholders of MGI as consideration for all shares of capital stock of MGI. These shares were issued without registration in reliance upon Section 3(a)(10) of the Securities Act of 1933, as amended, as a result of a fairness hearing held before the California Department of Corporations. In addition, holders of MGI options outstanding at the time of the acquisition will receive, upon exercise of such options, in the aggregate up to approximately 34,170 shares of the Company's common stock. The Company has registered the issuance of such shares on a Form S-8.

     ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

     ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following item was submitted to a vote of the stockholders of the Company at the Company's Special Meeting of Stockholders held September 13, 1999:

                  The approval of an Amendment to the Company's 1999 Equity Incentive Plan to increase the number of shares available for issuance thereunder by 4,500,000 shares. Results of the voting included 25,711,597 votes for, 16,875,632 votes against / withheld and 52,921 shares abstained.

     ITEM 5.          OTHER INFORMATION

Not applicable.

     ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                      Exhibit 2.1. Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among Electronics For Imaging, Inc., Redwood Acquisition Corp. and Management Graphics, Inc. (1)

                      Exhibit 10.29 The Company's 1999 Equity Incentive Plan, as amended. (2)

                      Exhibit 27.1   Financial Data Schedule

               ---------------------
                      (1) Filed as Exhibit to the  Company's  Current  Report on
                          Form 8-K filed September 8, 1999 and incorporated herein by reference.

                      (2) Filed as Exhibit  99.1 to the  Company's  Registration
                          Statement  on  Form  S-8   (File  No.  333-88135)  and
                          incorporated herein by reference.

         (b)  Reports on Form 8-K

                      A report on Form 8-K was filed by the Company on September 8, 1999. The report related to the acquisition of Management Graphics, Inc. in a stock-for-stock merger, valued at approximately $30.1 million. The merger was completed on August 31, 1999. The Company filed as part of the report on Form 8-K, (a) the Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among Electronics For Imaging, Inc., Redwood Acquisition Corp. and Management Graphics, Inc. and (b) the Press Release dated August 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ELECTRONICS FOR IMAGING, INC.

Date:  November 10, 1999

                                    By /s/ Dan Avida
                                    --------------------------------------
                                    Dan Avida
                                    Chairman of the Board of Directors and Chief
                                    Executive Officer
                                    (Principal Executive Officer)

                                    By /s/ Eric Saltzman
                                    --------------------------------------
                                    Eric Saltzman
                                    Chief Financial Officer, General Counsel and
                                    Corporate Secretary
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

           No.       Description
           ---       -----------

     Exhibit 2.1. Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among Electronics For Imaging, Inc., Redwood Acquisition Corp. and Management Graphics, Inc. (1)

     Exhibit 10.29   The Company's 1999 Equity Incentive Plan, as amended. (2)

     Exhibit 27.1    Financial Data Schedule
     ------------
     (1) Filed as Exhibit to the Company's Current Report on Form 8-K filed September 8, 1999 and incorporated herein by reference.

     (2) Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333- 88135) and incorporated herein by reference.