Form 10-K
period 1999-12-31
ELECTRONICS FOR IMAGING INC
filed 2000-03-17
CIK 867374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

  For the fiscal year ended December 31, 1999 Commission File Number: 0-18805

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          ELECTRONICS FOR IMAGING, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                      94-3086355
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

     303 Velocity Way, Foster City, CA                           94404
  (Address of principal executive offices)                    (Zip Code)

                                 (650) 357-3500
              (Registrant's telephone number, including area code)

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
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 2000.

      Common Stock, $.01 par value:                      $1,370,167,760 **

     The number of shares outstanding of each of the registrant's classes of common stock as of March 11, 2000.

      Common Stock, $.01 par value:                          53,696,238

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 11, 2000 are incorporated by reference into Part III hereof.

** Based upon the last trade price of the Common Stock reported on the NASDAQ National Market on March 11, 2000. Excludes approximately 16,974,824 shares of common stock held by Directors, Officer and holders of 5% or more of the Registrant's outstanding Common Stock on December 31, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I

This Annual Report on Form 10-K includes certain registered trademarks and trademarks of Electronics for Imaging, Inc. ("EFI or the Company") and others. EFI, the EFI logo, Fiery, the Fiery logo, Fiery Driven, the Fiery Driven logo, ColorWise, RIP-While-Print, PowerPage, the PowerPage logo, PowerBand, PowerSmooth, PSClone, PSView, EDOX and Solitaire are registered trademarks of Electronics for Imaging, Inc. with the U.S. Patent and Trademark Office, and certain other foreign jurisdictions. Fiery Prints, Fiery ZX, Fiery LX, Fiery SI, Fiery XJ, Fiery XJe, Fiery XJ-W, BookletMaker, Fiery Downloader, Fiery Scan, Fiery Spooler, Fiery FreeForm, Fiery Link, Fiery Driver, PowerWise Architecture, RIPChips, WebTools, WebSpooler, WebInstaller, WebStatus, Command Workstation, Continuous Print, DocBuilder, EFICOLOR, EFICOLOR Works, FreeForm, Memory Multiplier, NetWise, STARR Compression, Mousitometer, Spot-One, Check Mate, EDOX Profile Manager, RIP Ahead, Instant Reprint, Document Recovery, Sapphire, Opal and eBeam are trademarks of Electronics for Imaging, Inc. All other terms and product names may be registered trademarks or trademarks of their respective owners, and are hereby acknowledged.

Certain of the information contained in this Annual Report on Form 10-K, including without limitation, statements made under this Part I, Item 1 "Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" which are not historical facts, may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, the words
"anticipate," "believe," "estimate," "expect," "intend," "will" and similar expressions, as they relate to the Company or its management, are intended to identify such statements as "forward-looking statements." Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, those factors discussed in Item 1 "Business -Competition," in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations -Factors That Could Adversely Affect Performance" and elsewhere in this Annual Report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission, including the Company's most recent Quarterly Report on Form 10-Q. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 1: Business.

General

Electronics for Imaging, Inc., a Delaware corporation (the "Company" or "EFI") was founded in 1989 by Efraim Arazi. EFI designs and markets products that support color and black-and-white printing on a variety of peripheral devices. Its Fiery(R) products incorporate hardware and software technologies that transform digital copiers and printers from many leading copier manufacturers into fast, high-quality networked printers. The Company's Fiery products include stand-alone servers, which are connected to digital copiers and other peripheral devices, and Fiery controllers, which are embedded in digital copiers and desktop color laser printers. The Company sells its products primarily to original equipment manufacturers in North America, Europe and Japan.

The Company was founded to develop innovative solutions to enable color desktop publishing. In pursuit of this goal, the Company first developed the Fiery(R) line of color servers ("Fiery Color Servers") to enable in-house, short-production run color printing, together with application and system software to facilitate color correction and device-independent color. Fiery Color Servers are sophisticated, stand-alone computers that enable digital copier machines to accept, process, and print digital images from personal computers and computer networks. Historically, the Company primarily focused its efforts on its stand-alone Fiery Color Servers that support printing on digital color copiers and, until 1998, substantially all of its revenue resulted from the development and sale of these stand-alone products. During 1998, the Company expanded its focus to include several additional embedded solutions that support printing on a broader range of devices, including digital black-and-white copiers and desktop color laser and inkjet printers ("Fiery Controllers" and, together with Fiery Color Servers, "Fiery Products"). In 1998, the Company also developed stand-alone Fiery Color Servers for wide-format color inkjet printers and restructured its sales model by entering into direct relationships with the manufacturers of such wide-format printers rather than selling to sales distributors.

In 1999, the Company continued to develop Fiery Products and new software applications for existing and new generations of a variety of peripheral devices. In 1999, the Company also expanded its line of digital color servers through its acquisition of Management Graphics, Inc. ("MGI") and its EDOX(R) line of digital color servers ("EDOX Color Servers"). In an effort to expand its product lines and markets, the Company recently announced EFI Professional Services in an effort to provide technical support, training and strategic consulting to end users. See "-Growth and Expansion Strategies - Develop and Expand Professional Services." Additionally, in 1999, the Company introduced its first Internet appliance product, eBeamTM. See "-Growth and Expansion Strategies
- Proliferate and Expand Product Lines."

The Electronics for Imaging Solution

The Company develops products with a wide range of price and performance levels designed to make high-quality color printing in short-run productions easier and more accessible to the broader market. The Company believes that consumers generally prefer color as evidenced by the migration of photographs, motion pictures and television from black-and-white to color. In the personal computer field, EFI believes this preference is shown by the almost exclusive use of color monitors with color oriented graphical user interfaces, application software and Internet content. In each of these cases, once the enabling technology developed sufficiently, consumer adoption of color quickly followed. The Company believes that consumers prefer color in documents created through desktop publishing. Until recently, however, the technology was not available to do this in a high quality, quick and cost-effective manner due to the complexity of accurate color reproduction. EFI's Fiery Color Servers permit users of digital color copiers to transmit and convert digital data from a computer to a color copier so that the color copier can print color documents easily, quickly and cost-effectively. As a result, Fiery Color Servers transform digital color copiers into fast, high-quality networked color printers.

The Company also believes that the black-and-white copier market is migrating toward the development and use of digital black-and-white copiers. Thus, in addition to Fiery Color Servers and EDOX Color Servers for digital color copiers, the Company has leveraged its technology to develop and manufacture other products that support both color and black-and-white printing. These products include: (i) Fiery servers for digital black-and-white copiers; (ii) Fiery Color Servers for wide-format inkjet printers; and (iii) embedded Fiery Controllers for digital black-and-white copiers and desktop color laser printers. See "-Products and Technology."

Growth and Expansion Strategies

The Company's overall objective is to continue its pattern of growth in sales and profitability by introducing new generations of Fiery Products, new software applications, and other new product lines. With respect to its current products, the Company's primary goal is to provide a range of processing and printing solutions that address broad sections of the color printing market and to continue to leverage its technology to enable digital black-and-white printing on additional peripheral devices including digital black-and-white copiers and multi-function devices. The Company's strategy to accomplish these goals consists of five key elements.

Proliferate and Expand Product Lines

The Company intends to continue to develop new Fiery Products that are scalable and offer a broad range of features and performance when connected to or integrated with digital color and black-and-white copiers, as well as desktop color laser printers. Historically, the Company sold products that supported digital color copiers. In 1996 the Company expanded its line of color servers to drive a wide range of output devices including desktop color laser printers and wide-format color inkjet printers with poster-size output. In 1997, the Company further expanded the use of its technology, shipping its first products that support black-and-white printing systems and copiers. In 1998, the Company introduced its next generation of products based upon EFI's Fiery ZX and Fiery X2 platforms. In 1999, the Company again introduced its next generation of products based upon EFI's new Fiery Z4 and Fiery X4 platforms. These new platforms include more advanced hardware and EFI's latest technology innovations, including ColorWise(R) 2.0, NetWiseTM 2.0, DocBuilderPro and PowerWise Architecture which provide for advances in color performance, networking capabilities and workflow productivity. By utilizing the advantages of these new platforms, the Company intends to continue to develop new Fiery
Products. The Company also intends to continue to develop new software applications that advance the performance and usability of its Fiery servers and embedded controllers. The Company is currently developing a new line of software designed to maximize workflow efficiencies which includes VelocityBalanceTM, VelocitySplitTM and VelocityDesignTM. These new software applications are the first of many Velocity software offerings from the Company.

On August 31, 1999, the Company acquired MGI in a stock-for-stock merger, valued at approximately $30.1 million. MGI was a Minneapolis, Minnesota-based corporation that developed and manufactured digital print on demand products and other digital imaging products, including EDOX(R) Document Servers and Solitaire(R), SapphireTM and OpalTM film recorders. The acquisition of MGI adds to EFI's engineering talent and complements the Company's product strategy of bringing high-performance, cost-effective digital printing technology to a wide range of markets. EFI's Minnesota office will retain responsibility for MGI's current product lines.

The Company also plans to expand its product line to include Internet appliance products. In November, 1999, the Company introduced the first in a new family of Internet appliance products, eBeamTM. eBeamTM converts any whiteboard into a digital workspace, allowing users to capture meeting-notes and diagrams in real time on their personal computers. Words and images can be viewed, edited and shared across the world using a web browser. eBeamTM will be competing in a new market for EFI: the market for office supplies and meeting-related services. Currently, eBeamTM is being sold through resellers and distributers, as well as directly to consumers via the Web and a toll-free number.

Develop and Expand Professional Services

The Company recently announced EFI Professional Services. While contract-based technical support has been available from EFI, an expanded-services group has been formed and is offering end users greater options for technical support, training with both standardized and customized curriculums, and strategic consulting. EFI strategic consultants are offering large organizations expertise in network print architecture and support, printer management, data visualization, and document management. EFI believes that offering professional services will help to lower the total cost of networked corporate printing, lead to greater productivity, and improve the overall quality and visual appeal of documents. EFI believes that offering professional services will also help accelerate the migration of color printing in the corporate marketplace.


Develop and Expand Relationships with Key Industry Participants

The Company has established relationships with such companies as Canon, Danka Business Systems, ENCAD, Epson, Fuji-Xerox, Hewlett-Packard, Hitachi, Ikon Office Solutions, Konica, Minolta, Oce, Ricoh, Sharp, Toshiba, and Xerox (collectively, the "Strategic Partners"). EFI seeks to expand its relationships with its Strategic Partners in pursuit of the goal of offering Fiery and EDOX products for additional digital color and black-and-white devices produced by its Strategic Partners. The Company is also seeking to establish relationships with other digital copier and printer companies for the distribution of Fiery and EDOX products with their copiers and printers.


Establish Enterprise Coherence

In its development of new products and platforms, EFI seeks to establish coherence across its entire product line by designing products that provide a consistent "look and feel" to the end-user. EFI believes enterprise coherence should create higher productivity levels as a result of shortened learning curves. Additionally, enterprise coherence should lower the total cost of ownership by providing one source for sales, support and training. The Company believes that this effort to achieve enterprise coherence will continue to engender goodwill among its Strategic Partners and the end-users of its products and assist in the development of new strategic relationships and markets for the Company.


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


Products and Technology

The Company is a leader in enabling networked printing solutions. EFI technology allows copiers, printers and digital presses to be shared across work groups, the enterprise and the Internet. The Company develops products with a wide range of price and performance levels designed to make high-quality, short-run color and black and white digital printing easier and more accessible to the broader market. The Company has a model for almost every major digital printing technology today, including:

|X|      desktop color laser printers,
|X|      high-end desktop ink jet printers,
|X|      wide-format printers,
|X|      mid-range color copiers,
|X|      mid-range digital black and white copiers,
|X|      production color copiers and
|X|      high-speed digital presses.

Thus, the Company's products are attractive to a variety of end users including, a multimedia author, advertising agency, print-for-pay business, graphic designer, pre-press provider or small to large business. The Company currently has two main product lines that support color and black-and-white printing: (i) stand-alone servers which are connected to digital copiers and other peripheral devices and (ii) controllers which are embedded in digital copiers and desktop laser printers. All of EFI's products incorporate EFI's proprietary software and hardware features.

EFI Technology

From its inception, EFI has invested heavily in research and development. EFI has focused on developing technologies that could be implemented in a variety of products. Examples of such technologies include Fiery DocBuilderTM, which enables electronic collation, reverse order printing, job merging and editing, and Fiery WebToolsTM which enables print job management from different computer platforms via a JavaTM-enabled Web Browser. Fiery WebToolsTM also provides remote access to the print queue so an administrator can obtain instant updates on job status and error messages, allowing for a timely response to problems, and provides job accounting and job security capabilities which are essential in network printing environments. Other examples of EFI technologies include, RIP-While-Print(R) which allows one page to be printed while subsequent pages are simultaneously processed, and Continuous PrintTM which allows processed pages to be stored in memory before printing, eliminating the need for the copier or printer to cycle down between unique pages. In addition to such software innovations, EFI custom designs its hardware to increase productivity. For example, EFI's custom designed RipChipsTM, application specific integrated circuit ("ASIC") chips, decrease overall print times by off-loading data movement from the microprocessor. The Company continues to refine these printing technologies.

In 1999, the Company continued its efforts to improve its products' performance, features and ease of use. The Company developed and announced the new PowerWiseTM architecture which combines the benefits of Fiery hardware, an advanced Intel processor and a high-speed PCI bus to provide the throughput required for maximum printing productivity. Software features developed by the Company during 1999 include: (i) ColorWise(R)2.0, EFI's next-generation color management system which simplifies color printing for beginners through features like automatic Pantone-matching and the ability to process multiple files on the same page while providing expert users with even greater color control and accuracy; (ii) NetWiseTM 2.0, EFI's second generation networking architecture which simplifies network installation, configuration and maintenance; (iii) the next generation DocBuilder ProTM which provides users with all of the classic DocBuilder ProTM capabilities but now at the pre-RIP stage; (iv) Fiery DriverTM which is a unified printing interface that simplifies the printing process; (v) Fiery LinkTM which provides users with information on print job status and connected Fierys allowing users to monitor the status of any print job, its position in the queue, as well as general information on the Fiery and paper and toner levels from any workstation; and (vi) ECT compression, an improved and more advanced compression scheme than EFI's previous STARRTM compression technologies, which offers definite compression ratios and virtually lossless image quality. Compression software decreases the amount of memory necessary to store documents during processing and enables faster printing of documents.


Stand-Alone Servers

Fiery Color Servers and EDOX Color Servers permit users of digital color copiers to transmit and convert digital data from a computer to a color copier so that the color copier can print color documents easily, quickly and cost-effectively. As a result, Fiery Color Servers and EDOX Color Servers transform digital color copiers into fast, high-quality networked color printers. In addition to Fiery Color Servers and EDOX Color Servers for digital color copiers, the Company has leveraged its technology to develop and manufacture other products that support both color and black-and-white printing. These products include Fiery servers for digital black-and-white copiers and Fiery Color Servers for wide-format inkjet printers. EDOX Color Servers also support wide-format inkjet printers.

Since the introduction of the first Fiery Color Server in 1991, the Company has expanded its product line. In 1995, the Company introduced its third-generation platform, the Fiery XJ. During 1996, the Company shifted the majority of its product line to the XJ platform and later refined these products by transitioning to a variation of the XJ platform known as the Fiery XJ+. During 1998, the Company introduced two new platforms, the Fiery ZX and the Fiery X2, which included software features developed or further refined by the Company during 1998, and began migrating its product line to these platforms. In 1999, the Company again focused its development efforts on improvements to its products' performance, features and ease of use and again introduced two new server platforms, the Fiery Z4 and the Fiery X4. The Fiery Z4 and X4 product lines incorporate several new technologies or enhancements from EFI including, ColorWise(R)2.0, NetWiseTM 2.0, the PowerWiseTM architecture and the next generation DocBuilder ProTM. The Fiery Z4 is approximately twice as fast as its predecessor the Fiery ZX, is optimized for high-speed processing and photographic-quality color and is designed for demanding graphic arts, print-for-pay and advertising agency environments. The Fiery X4 is approximately three times as fast as its predecessor the Fiery X2 and is designed for users in a corporate environment. In 1999, the Company shipped stand-alone Fiery Color Servers and EDOX Color Servers for use with color copiers, color inkjet printers and wide-format color printers to be distributed by companies such as Canon, Epson, Fuji-Xerox, Ikon Office Solutions, Minolta, Oce, Ricoh, Toshiba and Xerox. In 1999, the Company also shipped Fiery servers for use with digital black-and-white copiers to be distributed by Canon, ENCAD, Konica, Minolta, Oce and Sharp.


Controllers

Unlike Fiery and EDOX servers which are sold as stand-alone products to be connected to copiers, Fiery Controllers are embedded inside copiers and desktop printers. Fiery Controllers allow users to print documents directly from their computers to the digital copier. Embedded Fiery Controllers support both color and black-and-white printing for digital black-and-white copiers and desktop color laser printers. The Company seeks to have printing solutions that include an embedded Fiery Controller marketed with the "Fiery Driven(R)" logo. The Company believes that the Fiery name and trademark, including the trademark "Fiery Driven(R)," are associated with substantial goodwill and recognition in the marketplace. In 1999, the Company shipped Fiery Controllers embedded in color and digital black-and-white copiers and desktop color printers to be distributed by companies such as Canon, Fuji-Xerox, Hewlett Packard, Konica, Minolta, Ricoh and Xerox.

Significant Relationships

The Company has established, and continues to try to build and expand relationships with its Strategic Partners and other leading copier and printer companies (collectively, the "OEMs"), in order to benefit from the OEMs' products, distribution channels and marketing resources. These OEMs include domestic and international manufacturers, distributors and sellers of digital copiers (both black-and-white and color), wide-format printers and desktop color printers. The Company works closely with the OEMs with the aim of developing solutions that incorporate leading technology and which are optimally suited to work in conjunction with such companies' products. OEMs that the Company sold products to in 1999 include, among others, Canon, ENCAD, Epson, Fuji-Xerox, Hewlett-Packard, Ikon Office Solutions, Konica, Minolta, Oce, Ricoh, Sharp, Toshiba and Xerox. Together, sales to Canon, Ricoh and Xerox accounted for approximately 68% of the Company's 1999 revenue, with sales to each of these customers accounting for more than 10% of the Company's revenue.

In 1999, the Company announced a strategic relationship with Hewlett-Packard pursuant to which the Company developed the new Fiery X2-CP color server for Hewlett Packard's newest graphics large-format printers. Hewlett-Packard also distributes Fiery Controllers designed for use with their wide-format color inkjet. Also in 1999, the Company announced a strategic relationship with Toshiba, pursuant to which Toshiba has the right to sell the Company's Fiery Z4 server and Fiery Controller in support of Toshiba's full-color digital copier/printer.

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

In addition to its development and sales relationships with the OEMs, to increase the distribution and presence of Fiery Color Servers connected to both color and black-and-white copiers and wide-format printing devices, the Company has developed strategic relationships with well-known print-for-pay companies, including Kinko's, AlphaGraphics, the CopyMax operations of office products superstore OfficeMax, the American Speedy group of franchised printing centers (including Allegra Print and Imaging, American Speedy, Speedy Printer, Zippy Print and Quik Print) and the SAMPA Corporation, franchiser of Signal Graphics Printing Centers. In 1999, several of these print-for-pay companies, including, American Speedy, OfficeMax and SAMPA Corporation, entered into worldwide
strategic   alliances   with  the  Company   whereby  they  agreed  to  continue
standardization efforts on EFI's Fiery(R) Color Servers with respect to their printing services.

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

Distribution and Marketing

The Company's primary distribution method for its Fiery servers has been to sell the Fiery servers to its OEMs. The Company's

OEMs in turn sell these products to distributors and end-users for use with the OEMs' copiers or printers as part of an integrated printing system. For Fiery Controllers, the Company's primary distribution method has been to sell the products to the OEMs that embed the products into their copiers and printers. The Company's primary distribution method for its EDOX servers has been to sell the EDOX servers directly to its distributors. There can be no assurance that the risks of distributing the Company's products primarily through its OEM customers will not negatively impact the Company in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Adversely Affect Performance - Reliance on OEM Resellers; Risks Associated With Significant OEM Group Concentration".

The Company promotes all of its products through public relations,  direct mail,
advertising,   promotional   material,   trade   shows  and   ongoing   customer
communication programs.


Research and Development

Research and development costs for 1999, 1998, and 1997 were $75.0 million, $60.2 million, and $42.9 million, respectively. As of December 31, 1999, 386 of the Company's 758 full-time employees were involved in research and development. The Company believes that development of new products and enhancement of existing products are essential to its continued success, and management intends to continue to devote substantial resources to research and new product development. The Company expects to make significant expenditures to support its research and development programs for the foreseeable future.

The Company is developing products to support additional color and black-and-white printing devices including desktop printers, high-end color copiers, digital black-and-white copiers and multi-function devices. This ongoing development work includes a multiprocessor architecture for high-end systems and lower-cost designs for desktop color laser printers. The Company is also developing new software applications designed to maximize workflow efficiencies. This includes VelocityBalanceTM, VelocitySplitTM and VelocityDesignTM.

The Company is also developing Internet appliance products. See "-Growth and Expansion Strategies - Proliferate and Expand Product Lines". Substantial additional work will be required to complete the development of these projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Adversely Affect Performance - Product Transitions".


Manufacturing

The Company utilizes subcontractors to manufacture its products. These subcontractors work closely with the Company to ensure low costs and high quality in the manufacture of the Company's products. Subcontractors purchase components needed for the Company's products from third parties. The Company is totally reliant on the ability of its subcontractors to produce products sold by the Company, and although the Company supervises its subcontractors, there can be no assurance that such subcontractors will continue to perform for the Company as well as they have in the past. There can also be no assurance that difficulties experienced by the Company's subcontractors (such as interruptions in a subcontractor's ability to make or ship the Company's products or quality assurance problems) would not adversely affect the Company's operations.

Certain components necessary for the manufacture of the Company's products including ASICs and certain other semiconductor components, are obtained from a sole supplier or a limited group of suppliers. The purchase of certain of these key components may involve significant lead times. Accordingly, in the event of interruptions in the supply of these key components or unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain of its products in a quantity sufficient to meet customer demand. There can be no assurance that such supply or manufacturing problems would not adversely affect the Company's results of operations or financial condition.


Human Resources

As of December 31, 1999, the Company employed 758 employees. Of the 758 total employees, approximately 213 were in sales and marketing, 91 were in management and administration, 68 were in manufacturing, and 386 were in research and development. Of the total number of employees, the Company had approximately 662 employees located in Canadian and U.S. offices, and 96 employees located in international offices including employees based in The United Kingdom, The Netherlands, Germany, Japan, France, Italy, Finland, Spain, Australia,
Singapore, Brazil, Sweden and Hong Kong. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.

Competition

Competition in the Company's markets is intense and involves rapidly changing technologies and frequent new product introductions. To maintain and improve its competitive position, the Company must continue to develop and introduce, on a timely and cost-effective basis, new products and features that keep pace with the evolving needs of its customers. The principal competitive factors affecting the markets for the Company's Fiery and EDOX products include, among others, customer service and support, product reputation, quality, performance, price and product features such as functionality, scalability, ability to interface with OEM products and ease of use. The Company believes it has generally competed effectively in the past against product offerings of its competitors on the basis of such factors. However, there can be no assurance that the Company will continue to be able to compete effectively in the future based on these or any other competitive factors.

The Company competes directly with other independent manufacturers of color servers, independent manufacturers of embedded solutions, copier manufacturers, printer manufacturers and others. The Company also faces competition from wide-format printer manufacturers that develop their own controllers and other companies that develop controllers for wide-format printers. The Company also faces competition from copier and printer manufacturers that offer internally developed server products or that incorporate internally developed embedded solutions or server features into their copiers and printers, thereby eliminating the need for the Company's products and limiting future opportunities for the Company. In addition, the Company faces competition from manufacturers of desktop color laser printers which do not utilize a controller (relying instead on host based processing of data) and which offer increasing speed and color capability. The Company believes that it competes effectively due to, among other things, its efforts to continually advance its technology, name recognition, sizable installed base, number of products supported and price. The Company expects that competition in its markets will increase due to, among other factors, market demand for higher performance products at lower prices, rapidly changing technology and product offerings from competitors and customers. There can be no assurance that the Company will be able to continue to compete effectively against other companies' product offerings, and any failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.


Intellectual Property Rights

The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its intellectual property rights, all of which afford only limited protection. As of December 31, 1999, the Company had 39 issued U.S. patents, 60 pending U.S. patent applications and various foreign counterparts. There can be no assurance that patents will issue from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect the Company's technology. The Company's issued patents expire between May 4, 2002 and January 19, 2019. Failure of any patents to protect the Company's technology may make it easier for the Company's competitors to offer equivalent or superior technology. In addition, third parties may independently develop similar technology without breach of the Company's trade secrets or other proprietary rights. Any failure by the Company to take all necessary steps to protect its trade secrets or other intellectual property rights may have a material adverse effect on the Company's ability to compete in its markets.

The Company has registered certain trademarks, which include its EFI(R), Fiery(R), Fiery and Design(R), Fiery Driven(R), Fiery Driven and Design(R), ColorWise(R) and RIP-While-Print(R) trademarks, and has applied for registration of certain additional trademarks. The Company will continue to evaluate the registration of additional trademarks as appropriate. Any failure by the Company to properly register or maintain its trademarks or to otherwise take all necessary steps to protect its trademarks may diminish the value associated with the Company's trademarks. The Company's products include software sold pursuant to "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries, including several in which the Company operates or sells its products, do not protect proprietary rights to as great an extent as do the laws of the United States.

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


Financial Information About Foreign and Domestic Operations and Export Sales

See Note 10 of the Company's Notes to Consolidated Financial Statements. See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -Factors That Could Adversely Affect Performance -We face risks from our international operations and from currency fluctuations."

Item 2: Properties

The Company's principal offices are located at 303 Velocity Way, Foster City, California. These offices are situated on approximately 35 acres of land which the Company owns. In 1997, the Company entered into an agreement for a building to be constructed on the Foster City property. Construction of this facility was completed and an operating lease commenced in July, 1999. This facility, which includes approximately 295,000 square feet of space, is used as a corporate headquarters for the Company. The Company subleases its former facilities located in San Mateo and Foster City, California. In 1999, the Company entered into an agreement to lease additional facilities, for up to 543,000 square feet of space, to be constructed on the Foster City property. Two parcels of land remain undeveloped for future use on the Foster City property. Employees formerly with Pipeline Associates, Inc., acquired by the Company in 1997, are based in an office in Parsippany, New Jersey. Employees formerly with MGI are based in an office in Minneapolis, Minnesota. The Company also leases a number of domestic and international sales offices.

The Company believes that its facilities, in general, are adequate for its present and currently foreseeable future needs.


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

In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company's business or financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Adversely Affect Performance - Infringement and Potential Litigation."


Item 4: Submission of Matters to a Vote of Security Holders.

No matters were submitted to the Company's stockholders for a vote during the fourth quarter of 1999.

PART  II


Item 5: Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock was first traded on the Nasdaq National Market under the symbol EFII on October 2, 1992. The table below lists the high and low closing sales price during each quarter the stock was traded in 1999 and 1998.

                                      1998                                                         1999
                    Q1            Q2           Q3          Q4                     Q1          Q2           Q3          Q4
-------------------------------------------------------------------------------------------------------------------------
High             $28.00        $25.19      $22.38       $40.00                 $41.56      $54.75       $62.69     $58.88
Low               15.66         18.69       13.75        15.63                  32.75       41.13        51.41      36.19
-------------------------------------------------------------------------------------------------------------------------

As of February 28, 2000, there were approximately 348 stockholders of record. The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for business, and does not anticipate paying any cash dividends in the foreseeable future.

Item 6: Selected Financial Data.

The following tables summarize selected consolidated financial data as of, and for the five years ended December 31, 1999. This information should be read in conjunction with the audited consolidated financial statements and related notes thereto. All periods presented have been restated to include the financial results of the company formerly known as Management Graphics Inc. that merged with Electronics for Imaging, Inc. on August 31, 1999 in a pooling of interests transaction, as if the acquired entity was a wholly-owned subsidiary of Electronics for Imaging, Inc. since inception.

                                                                     As of and for the years ended December 31,

(In thousands, except per share amounts)                  1999            1998            1997           1996            1995
-----------------------------------------------------------------------------------------------------------------------------
      Operations
Revenue                                               $570,752        $446,999        $373,404       $316,458        $208,934
Cost of revenue                                        290,636         249,179         171,138        155,171         105,415
-----------------------------------------------------------------------------------------------------------------------------

Gross profit                                           280,116         197,820         202,266        161,287         103,519

-----------------------------------------------------------------------------------------------------------------------------
Operating expenses
      Research and development                          74,971          60,150          42,868         25,388          15,380
      Sales and marketing                               59,373          60,615          46,776         34,275          26,149
      General and administrative                        18,403          16,637          13,578         11,142           7,937
      In-process research and development *                 --              --           9,400             --              --
      Merger related expenses **                         1,422              --              --             --              --
                                                       -------         -------         -------          -----          ------
           Total operating expenses                    154,169         137,402         112,622         70,805          49,466

-----------------------------------------------------------------------------------------------------------------------------

Income from operations                                 125,947          60,418          89,644         90,482          54,053

-----------------------------------------------------------------------------------------------------------------------------
Other income, net                                       16,250           9,859          10,309          7,426           5,542
                                                        ------           -----          ------          -----           -----

Income before income taxes                             142,197          70,277          99,953         97,908          59,595

Provision for income taxes                             (46,914)        (22,456)        (35,944)       (35,211)        (21,340)

-----------------------------------------------------------------------------------------------------------------------------

Net income                                             $95,283         $47,821         $64,009        $62,697         $38,255
                                                       =======         =======         =======        =======         =======

-----------------------------------------------------------------------------------------------------------------------------

Net income per basic common share  ***                   $1.74           $0.89           $1.21          $1.23           $0.77
Net income per diluted common share  ***                 $1.67           $0.87           $1.13          $1.13           $0.71
Shares used in computing net income
    per basic common share  ***                         54,853          53,507          52,831         51,144          49,681
Shares used in computing net income per
    diluted common share  ***                           56,963          54,972          56,713         55,338          53,581

-----------------------------------------------------------------------------------------------------------------------------
      Financial Position
Cash and short-term investments                       $470,328        $328,732        $246,764       $215,781        $146,345
Working capital                                        487,591         355,361         293,972        245,245         164,474
Long term liabilities, less current portion              3,467           4,142           4,267            398             448
Total assets                                           656,075         484,191         395,949        310,058         205,398
Stockholders' equity                                  $551,187        $408,680        $346,727       $258,105        $172,162

-----------------------------------------------------------------------------------------------------------------------------
      Ratios and Benchmarks
Current ratio                                              5.8             6.0             7.5            5.8             6.0
Inventory turns                                           20.5            11.6             8.3           11.5             8.5
Full-time employees                                        758             660             614            456             322

-----------------------------------------------------------------------------------------------------------------------------

*   Consists solely of a charge taken in connection with the acquisition of Pipeline Associates, Inc. and
    Pipeline Asia, Inc. in October 1997.
**  See Item 7: Management's Discussion and Analysis of Financial Condition and Results: - Results of Operations
    - Operating expenses - Merger related expenses.
*** See Note 1 of Notes to Consolidated Financial Statements.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10K. All periods presented have been restated to include the financial results of the company formerly known as Management Graphics Inc. that merged with Electronics for Imaging, Inc. on August 31, 1999 in a pooling of interests transaction as if the acquired entity was a wholly-owned subsidiary of Electronics for Imaging, Inc. since inception.

All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a discussion of the factors that could impact the Company's results, readers are referred to the section below entitled " - Factors that Could Adversely Affect Performance. "

Results of Operations

The following tables set forth items in the Company's consolidated statements of income as a percentage of total revenue for 1999, 1998 and 1997, and the year-to-year percentage change from 1999 over 1998 and from 1998 over 1997, respectively. These operating results are not necessarily indicative of results for any future period.

                                                         Years ended December 31,                             % change
                                                                                                         1999          1998
                                                                                                         over          over
                                                     1999          1998          1997                    1998          1997
---------------------------------------------------------------------------------------------------------------------------
Revenue                                             100 %         100 %         100 %                    28 %          20 %
Cost of revenue                                      51 %          56 %          46 %                    17 %          46 %
---------------------------------------------------------------------------------------------------------------------------

Gross profit                                         49 %          44 %          54 %                    42 %          (2)%
---------------------------------------------------------------------------------------------------------------------------

Research and development                             13 %          13 %          11 %                    25 %          40 %
Sales and marketing                                  11 %          13 %          12 %                    (2)%          30 %
General and administrative                            3 %           4 %           4 %                    11 %          23 %
In-process research and development                  -- %          -- %           3 %                    -- %        (100)%
Merger related expenses                              -- %          -- %          -- %                    -- %          -- %

Operating expenses                                   27 %          30 %          30 %                    12 %          22 %

---------------------------------------------------------------------------------------------------------------------------

Income from operations                               22 %          14 %          24 %                   108 %         (33)%

---------------------------------------------------------------------------------------------------------------------------

Other income, net                                     3 %           2 %           3 %                    65 %          (4)%

Income before income taxes                           25 %          16 %          27 %                   102 %         (30)%
Provision for income taxes                            8 %           5 %          10 %                   109 %         (38)%

---------------------------------------------------------------------------------------------------------------------------

Net income                                           17 %          11 %          17 %                    99 %         (25)%


Revenue

Revenue increased to $570.8 million in 1999, compared to $447.0 million in 1998 and $373.4 million in 1997, which yielded a 28% increase in 1999 as compared to 1998 and a 20% increase in 1998 as compared to 1997. The corresponding unit volume increased by 75% in 1999 over 1998 and by 164% in 1998 over 1997. The increase in revenue in 1999 from 1998 and in 1998 from 1997 was primarily due to significant increases in unit volumes, positive market acceptance of new product introductions and the impact of new customers, partially offset by price reductions on older product lines late in the year following new product introductions and a decline in average selling prices due to changes in product mix.

The Company's revenue is principally derived from three major categories. The first category was made up of stand-alone servers which connect digital color copiers with computer networks. This category includes the Fiery X2, X4, ZX and Z4 products and accounted for a majority of the Company's revenue prior to 1998. The second category consisted of embedded desktop controllers, bundled color solutions and chipsets primarily for the office market. The third category consisted of controllers for digital black and white products.

The  following  is a  break-down  of  categories  by  revenue,  both in terms of absolute dollars and as a percentage (%) of total revenue.  Also shown is volume as a percentage (%) of total units shipped.
                                                                                                               % change
1999                                                                                                      1998
Revenue                                   1999                  1998                1997                  over         over
(in thousands)                           Revenue               Revenue             Revenue                1998         1997
---------------------------------------------------------------------------------------------------------------------------
Stand-alone Servers Connecting
    to Digital Color Copiers        $244,028    43%      $291,785    66%       $293,708    79%             (16)%        (1)%
Embedded Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions              149,899    26%        90,133    20%         34,133     9%              66%        164%
Controllers for Digital
    Black and White Solutions        121,071    21%        19,196     4%             --     --             531%          --
Spares, Licensing
    & Other misc. sources             55,754    10%        45,885    10%         45,563    12%              22%          1%
---------------------------------------------------------------------------------------------------------------------------

Total Revenue                       $570,752   100%      $446,999   100%       $373,404   100%              28%         20%

---------------------------------------------------------------------------------------------------------------------------



                                                   1999                     1998                    1997
Volume                                            Volume                   Volume                  Volume
---------------------------------------------------------------------------------------------------------------------------
Stand-alone Servers Connecting
    to Digital Color Copiers                        14%                      27%                     73%
Embedded Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions                             50%                      62%                     26%
Controllers for Digital
    Black and White Solutions                       36%                     11%                       --
Spares, Licensing
    & Other misc. sources                            --                       0%                      1%
---------------------------------------------------------------------------------------------------------------------------

Total Volume                                       100%                     100%                    100%


Growth in 1999 primarily took place in the category of controllers for digital black and white solutions as well as in the category of embedded desktop controllers, bundled color solutions and chipset solutions.

The black and white product category made up 21% of total revenue and 36% of total unit volume in 1999. In 1998, the year the product line was introduced, it made up 4% of total revenue and 11% of total unit volume. This product category can be characterized by much higher unit volumes and lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. The desktop product category made up 26% of total revenue and 50% of total unit volume in 1999. It made up 20% of total revenue and 62% of total unit volume in 1998 and 9% of total revenue and 26% of total unit volume in 1997. These products, except for the chipset solutions, are also generally characterized by much higher unit volumes but lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. The chipset solutions can be characterized by lower unit prices but significantly higher per unit margins compared to the traditional stand-alone server line of products. The Company anticipates further growth in the black and white as well as in the desktop category as a percentage of total revenue. To the extent these categories do not grow over time in absolute terms, or if the Company is not able to meet demand for higher unit volumes, it could have a material adverse effect on the Company's operating results. The Company believes that revenue for stand-alone server products decreased in 1999 due to the fact that low-end products which previously shipped as stand-alone products have been shipped as embedded products. There can be no assurance that the new products for 2000 will be qualified by all the OEMs, or that they will successfully compete, or be accepted by the market, or otherwise be able to effectively replace the volume of revenue and / or income from the older products.

The Company also believes that in addition to the factors described above, price reductions for all of its products may affect revenues in the future. The Company has made and may in the future make price reductions for its products. Depending upon the price-elasticity of demand for the Company's products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company's revenues and profits. If the Company is not able to compensate for lower gross margins that may result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the Company's revenue in the future depends more upon sales of products with relatively lower gross margins than the Company obtained in 1999 (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

Shipments  by  geographic  area for the years ended 1999,  1998 and 1997 were as follows:
                                                       Years ended December 31,                                  % change
                                                                                                               1999    1998
                                                                                                               over    over
(In thousands)                   1999                      1998                      1997                      1998    1997
---------------------------------------------------------------------------------------------------------------------------
North America *              $277,997    49%           $221,638     50%          $181,811     49%               25%     22%
Europe *                      182,602    32%            144,076     32%           111,023     30%               27%     30%
Japan                          90,781    16%             68,991     15%            64,323     17%               32%      7%
Rest of World                  19,372     3%             12,294      3%            16,247      4%               58%   (24)%
---------------------------------------------------------------------------------------------------------------------------
                             $570,752   100%           $446,999    100%          $373,404    100%               28%     20%
---------------------------------------------------------------------------------------------------------------------------

* In the middle of the second quarter of 1997, one of the Company's major customers began having its products for the European market shipped directly to Europe rather than through the United States. The Company does not know the dollar amount of the corresponding shipments that went through North America to Europe for the periods prior to the second quarter of 1997. Therefore shipments to North America in early 1997 are slightly overstated and shipments that went to Europe in the same period are slightly understated when compared to 1998. Consequently the above indicated revenue information and the increases and decreases from 1998 over 1997 for North America and Europe should be read with caution.

Shipments to each geographic area increased over 25% in 1999 compared to 1998, with the largest increase of 58% in the Rest of the World region and the second largest increase of 32% in Japan. The Rest of World region experienced a decrease of 24% and Japan an increase of 7% in 1998 compared to 1997. The Rest of World region is predominately represented by the Southeast Asian countries and the increase in 1999 over 1998 in the Rest of World and Japan is a reflection of the economic recovery in these regions. The Rest of World region experienced a decrease in 1998 over 1997, which was a reflection of the challenging economic situation in that region. Worldwide economic conditions may have an adverse impact on the Company's results of operations in the future.

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

Substantially all of the revenue for the last three years was attributable to sales of products through the Company's OEM channels with such partners as Canon, Encad, Epson, Fuji-Xerox, IBM, Hewlett-Packard, Kodak/Danka Business Systems, Konica, Lanier, Minolta, Oce, Ricoh, Sharp, Xerox and others. During 1999, the Company has continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with OEM partners. The Company relied on three OEM customers, Canon, Xerox and Ricoh in aggregate for 68%, 67%, and 85% of its revenue for 1999, 1998 and 1997, respectively. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations. In addition, no assurance can be given that the Company's relationships with these OEM partners will continue.

The Company continues to work on the development of products utilizing both the Fiery architecture and other products and intends to continue to introduce new generations of Fiery products and other new product lines with current and new OEM's in 2000 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.


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


Gross Margins


The Company's gross margin was 49%, 44% and 54% for 1999, 1998 and 1997 respectively. The increase in gross margin from 44% to 49% from 1998 to 1999 was attributable to volume driven economies of scale as well as increased outsourcing of manufacturing operations to lower cost subcontract manufacturers. The decrease in gross margin from 54% to 44% from 1997 to 1998 was due to a combination of factors, including a higher mix of low-end products with relatively lower margins and a different mix of OEM partners purchasing a different mix of products during 1998 as compared to 1997. The Company also initiated price reductions on older products during the first half of 1998 in light of pending introductions of newer generations of products.

The Company expects that sales of products with relatively lower margins may further increase as a percentage of revenue. Such products include embedded products for both desktop printers and copiers, stand-alone servers, embedded controllers for black-and-white copiers and older products for which prices are reduced during product transitions. If such sales increase as a percentage of the Company's revenue, gross margins may decline.

In addition to the factors affecting revenue described above, the Company expects to be subject to pressures to reduce prices, and as a result, gross margins for all of its products may be lower and therefore the Company's ability to maintain current gross margins may not continue.

In general, the Company believes that gross margin will continue to be impacted by a variety of factors. These factors include the market prices that can be achieved on the Company's current and future products, the availability and pricing of key components (including DRAM, Processors and Postscript interpreter software), third party manufacturing costs, product, channel and geographic mix, the success of the Company's product transitions and new products, competition, and general economic conditions in the United States and abroad. Consequently, the Company anticipates gross margins will fluctuate from period to period.


Operating Expenses

Operating expenses increased by 12% in 1999 over 1998 and by 22% in 1998 over 1997. Operating expenses as a percentage of revenue amounted to 27%, 30% and 30% for 1999, 1998 and 1997, respectively. Increases in operating expenses in absolute dollars of $16.8 million in 1999 compared to 1998 and $24.8 million in 1998 compared to 1997, were primarily caused by costs associated with the development and introduction of new products and the hiring of additional full time employees to support the growing business (a net increase of 98 people at December 31, 1999 over December 31, 1998 and a net increase of 46 people at December 31, 1998 over December 31, 1997). The Company has hired additional employees to support product development as well as to support expanded operations.

Operating expenses for 1999 included approximately $1.4 million of merger related costs in connection with the acquisition of Management Graphics, Inc ("MGI") on August 31, 1999. Excluding the $1.4 million of expenses in 1999, the increase in operating expenses in 1999 over 1998 would have been 11% or $15.4 million. In addition, the Company incurred additional non-recurring expenses during 1999 in connection with the Company's move to a new central facility in Foster City, California. Total moving costs amounted to $1.8 million of which approximately $0.2 million related to cost of revenue.

Operating expenses in 1997 include a $9.4 million charge for in-process technology that was expensed in 1997 as part of the acquisition of Pipeline Associates, Inc. and Pipeline Asia, Inc. (the "Pipeline Acquisition"). Excluding the $9.4 million charge in 1997, the increase in operating expenses in 1998 over 1997 would have been 33% or $34.2 million.

The lower percentage increase in operating expenses in 1999 over 1998 of 12% compared to 1998 over 1997 of 22% is the result of the Company's successful spending control as well as the leverage realized from additional revenue in the black and white and embedded, bundled and chipset categories which require less support.

The Company anticipates that operating expenses will continue to grow and may increase both in absolute dollars and as a percentage of revenue.

The components of operating expenses are detailed below.

           Research and Development

           Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $75.0 million or 13% of revenue in 1999 compared to $60.2 million or 13% of revenue in 1998 and $42.9 million or 11% of revenue in 1997. The year over year increase in research and development expenses was mainly due to an increase in research and development projects. The majority of the 25% increase in research and development expenses in 1999 compared to 1998 was due to a 21% growth in engineering headcount. The 40% increase of research and development expenses in 1998 over 1997 was primarily due to headcount related costs as well as a significant increase in costs of prototype materials used for pre-production units on projects under development. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and new product development efforts. Accordingly, the Company expects that its research and development expenses may continue to increase in absolute dollars and also as a percentage of revenue.

           Sales and Marketing

           Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for 1999 were $59.4 million or 11% of revenue compared to $60.6 million or 13% of revenue in 1998 and $46.8 million or 12% in 1997. Sales and marketing expenses decreased in 1999 over 1998 as a percentage of revenue as well as in absolute dollars. The decrease is due to successful spending control across the Company during 1999, offset by increased salary expenses caused by an increased headcount of 12%. In addition the gravitation toward desktop and embedded products require less support from the Company as the OEMs take over some of the financial responsibilities for the support. The 30% increase of sales and marketing expenses in 1998 over 1997 is due to a 9% increase in headcount, as well as costs required for the introduction, promotion and support of a broader range of current products with both existing and new OEMs and an increase in technology alliance partners. The Company has also developed strategic relationships with well known print-for-pay companies, including  Kinko's,  AlphaGraphics,  the CopyMax operations of office products superstore OfficeMax, the American Speedy group of franchised printing centers (including Allegra Print and Imaging, American Speedy, Speedy Printer, Zippy Print and Quik Print) and the SAMPA Corporation, franchiser of Signal Graphics Printing Centers. Although these relationships increase the demand for Fiery products they also increase the sales and marketing expenses.

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

           General and Administrative

           General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $18.4 million or 3% of revenue in 1999, compared to $16.6 million or 4% of revenue in 1998 and $13.6 million or 4% of revenue in 1997. While general and administrative expenses have remained relatively constant as a percentage of total revenue over the three year period ended 1999, these expenses have increased in absolute dollars. The increases in 1999 over 1998 and in 1998 over 1997 were primarily due to the increase in headcount to support the needs of the growing Company's operations, including the use of outside consultants. The Company expects that its general and administrative expenses may continue to increase in absolute dollars and possibly also as a percentage of revenue in order to support the Company's efforts to grow its business.


           In-process research and development

           In October of 1997, the Company acquired Pipeline Associates, Inc. and Pipeline Asia, Inc. for $12.6 million, net of cash received. The Pipeline Acquisition was intended to expand the Company's core technologies and thereby decrease its dependence on software licensed from outside sources. In conjunction with the acquisition, the Company recorded a charge of $9.4 million for in-process research and development, representing the appraised value of product that was not considered to have reached technological feasibility.


           Merger related expenses

           On August 31, 1999 the Company acquired MGI, a Minnesota-based corporation that develops digital print on demand products and other digital imaging products. The Company incurred approximately $1.4 million of non-recurring expenses related to the merger which consisted primarily of professional fees, severance costs, and travel expenses. Severance costs were incurred on 33 former employees of MGI whose positions were eliminated due to duplication of resources between the California and Minnesota locations. Functionally, the Company eliminated 6 manufacturing, 15 service, 1 engineering, 6 sales and marketing, and 5 administrative positions. The terminations were completed as of September 30, 1999.



Other Income


Other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income of $16.3 million in 1999 increased by 65% from $9.9 million in 1998. Other income of $9.9 million in 1998 decreased by 4% from $10.3 million in 1997. The increase in 1999 from 1998 is due to a 39% increase in the average investment balance as well as a higher return on investments as a result of more favorable market interest rates in 1999 compared to 1998. The decrease in 1998 from 1997 is mainly due to approximately $1.3 million in losses suffered on Asian currency denominated transactions in the first half of 1998. In response to currency fluctuations in Asia, the Company began to implement a hedging program in June 1998. In addition, the Company earned less interest in 1998 compared to 1997 due to a decline in market interest rates in 1998.


Income Taxes


The Company's effective tax rate was 33% in 1999, 32% in 1998 and 36% in 1997, respectively. In each of these years, the Company benefited from tax-exempt interest income, foreign sales, and the utilization of the research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. The Company anticipates that the tax rate for 2000 will remain approximately 33%.


Liquidity and Capital Resources


Cash, cash equivalents and short-term investments increased by $141.6 million to $470.3 million as of December 31, 1999, from $328.7 million as of December 31, 1998. Working capital increased by $132.2 million to $487.6 million as of December 31, 1999, up from $355.4 million as of December 31, 1998. These increases are primarily the result of net income, changes of balance sheet components and the exercise of employee stock options.

Net cash provided by operating activities was $131.5 million, $81.1 million and $72.9 million in 1999, 1998 and 1997, respectively. Cash provided by operating activities increased in 1999 primarily due to a significant increase in net income and an increase in income tax payables, partially offset by an increase in deferred taxes and a decrease in receivables from subcontract manufacturers.

The Company has continued to invest cash in short-term investments, mainly municipal securities. Purchases in excess of sales of short-term investments were $38.0 million, $84.3 million and $45.4 million in 1999, 1998 and 1997,
respectively.   The  Company's
capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company's operations. The Company purchased approximately $15.6 million, $13.2 million and $11.3 million of such equipment and furniture during 1999, 1998 and 1997, respectively. During 1997, the Company invested $12.6 million, net of cash received, in the Pipeline Acquisition.

Also in 1997, the Company began development of a corporate campus on a 35-acre parcel of land in Foster City, California. During 1997 the Company spent approximately $27.0 million on the land and associated improvement costs. During 1998 the Company spent approximately $0.3 million on land improvement costs. In addition to purchasing the land, the Company entered into an agreement to lease a ten-story 295,000 square foot building to be constructed on the site. The lessor of the building committed to fund the construction of the building which amounted to $57.0 million. Rent payments for the building commenced in July 1999, the time the construction was completed. Rent payments bear a direct relationship to the carrying cost of the commitment amount. The initial term of the lease is 7 years with options to purchase at any time. Also in conjunction with the lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years. The Company has guaranteed a residual value associated with the building to the lessor of 82% of the lessor's funding. If the Company defaults on the lease, does not renew the lease, does not purchase the building or does not arrange for a third party purchase of the building at the end of the lease term, it may be liable to the lessor for the amount of the residual guarantee. As part of the lease agreement the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities ($69.1 million at December 31, 1999) to be held in proportion to the amount drawn in order to secure a more favorable lease rate and avoid other covenant restrictions. The Company may use these funds at any time, but their release would also result in an increase to the lease rate and the imposition of additional financial covenant restrictions.

On December 29, 1999, the Company entered into an agreement to lease additional facilities, for up to 543,000 square feet, to be constructed on the property, which the Company owns in Foster City, California. The lessor of the building has committed to fund up to a maximum of $137.0 million for the construction of the facilities, with the portion of the committed amount actually used for construction to be determined by the Company. The construction of the additional facilities is scheduled to be completed over the next 36 months. Rent obligations for the building will bear a direct relationship to the carrying cost of the commitments drawn down. As of December 31, 1999, the Company had not begun construction and had not drawn any funds.

The lease associated with the additional Foster City facilities has a term of seven years with an option to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the lessor to construct the facilities. In connection with the lease, the Company entered into a lease of the related parcels of land in Foster City to the lessor of the buildings at a nominal rate and for a term of 30 years. If the Company terminates or does not negotiate an extension of its lease of the building, the ground lease to the lessor converts to a market rate. The Company, at its option, may purchase the building during or at the end of the term of the lease for the amount expended by the lessor to construct the building. The Company has guaranteed a residual value associated with the building to the lessor of 82% of the lessor's funding. If the Company defaults on its lease, does not renew its lease, does not purchase the building or arrange for a third party the purchase of the facility at the end of the lease term, it may be liable to the lessor for the amount of the residual guarantee.

As part of this agreement, the Company must maintain a minimum tangible net worth. In addition, the Company has committed to pledge certain securities in proportion to the amount drawn against the commitment to be held in a custodial account as collateral to ensure fulfillment of the obligations to the lessor under the lease agreement. No amounts were committed at December 31, 1999 as the Company had not drawn any amounts under the arrangement. The Company may invest these funds in certain securities and receive the full benefit of the investment, however the funds are restricted as to withdrawal at all times.

Net cash provided by financing activities of $26.7 million, $14.2 million and $9.7 million in 1999, 1998 and 1997, respectively, were primarily the result of exercises of common stock options and the tax benefits to the Company associated with those exercises. Net cash provided by financing activities in 1999, 1998 and 1997 includes approximately $892,000, $101,000 and $373,000 of cash used to repay long-term obligations.

The Company's inventory consists primarily of memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing substantially all of the Company's products. Should the Company decide to purchase components and do its own manufacturing, or should it become necessary for the Company to purchase and sell components other than the processors, ASICs or memory subsystems for its contract manufacturers, inventory balances would increase significantly, thereby reducing the Company's available cash resources. Further, these contract manufacturers produce substantially all of the Company's products. The Company believes that, should the services of any of these contract manufacturers become unavailable, a significant negative impact on the Company's consolidated financial position and results of operations could result. The Company is also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on its consolidated financial position and results of operations if such supply were reduced or not available.

The Company, along with its directors and certain officers and employees, has been named in class action lawsuits filed in both the San Mateo County Superior Court and the United States District Court for the Northern District of California. The lawsuits are all related to the precipitous decline in the trading price of the Company's stock that occurred in December 1997. The Company believes the lawsuits are without merit and intends to contest them vigorously, but there can be no assurance that if damages are ultimately awarded against the Company, the litigation will not adversely affect the Company's results of operations. See Item 3 "Legal proceedings."

The Company believes that its existing capital resources, together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 2000.


Year 2000 Status

The Company, and to its knowledge the Company's third party suppliers did not experience any significant problems associated with information systems and other technology during the transition to the Year 2000. During 1999, the Company spent approximately $700,000 out of a budget of $1.2 million for external consulting on addressing and preparing for potential Year 2000 problems and related issues. As the new year continues the Company will continue to assess the potential effects of possible Year 2000 related problems; however, as a result of the work performed previously the Company does not currently foresee any problems in this area. There can be no assurance that such problems, if incurred, will not have a materially adverse effect on the Company, its financial condition, or results of operations.


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


If we are unable to develop new products, or execute product introductions on a timely basis, our future revenue and operating results may be harmed.

Our operating results will depend to a significant extent on continual improvement of existing technologies and rapid innovation of new products and technologies. Our success depends not only on our ability to predict future requirements, but also to develop and introduce new products that successfully address customer needs. Any delays in the launch or availability of new products we are planning could harm our financial results. During transitions from existing products to new products, customers may delay or cancel orders for existing products. Our results of operations may be adversely affected if we cannot successfully manage product transitions or provide adequate availability of products after they have been introduced.

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

Under our license agreements with Adobe, a separate license must be granted from Adobe to us for each type of copier or printer used with a Fiery Server or Controller. If Adobe does not grant us such licenses or approvals, if the Adobe license agreements are terminated, or if our relationship with Adobe is otherwise impaired, our financial condition and results of operations may be harmed. To date, we have successfully obtained licenses to use Adobe's PostScript(TM) software for our products, where required. However, we cannot assure you that Adobe will continue to grant future licenses to Adobe PostScript(TM) software on reasonable terms, in a timely manner, or at all. In addition, we cannot assure you that Adobe will continue to give us the quality assurance approvals we are required to obtain from Adobe for the Adobe licenses.


If the demand for products that enable color printing of digital data decreases, our sales revenue may decrease

Our products are primarily targeted at enabling the color printing of digital data. If demand for this service declines, or if the demand for our OEMs' specific printers or copiers that our products are designed for should decline, our sales revenue may be adversely affected. Although demand for networked color printers and copiers has increased in recent years, we cannot assure you that such demand will continue, nor can we control whether the demand will continue for the specific OEM printers and copiers that utilize our products will continue. We believe that demand for our products may also be affected by a variety of economic conditions and considerations, and we cannot assure you that demand for our products will continue at current levels.


If we enter new markets or distribution channels this could result in delayed revenues or higher operating expenses

We continue to explore opportunities to develop product lines different from our Fiery servers and embedded controllers, such as our new line of software products and EFI Professional Services that we announced on February 23, 2000. We expect to invest funds to develop new distribution and marketing channels for these new products and services. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services. In addition, even if we are able to introduce new products or services, these products and services may adversely impact the Company's operating results.


We face competition from other suppliers as well as our own OEM customers, and if we are not able to compete successfully then our business may be harmed

Our industry is highly competitive and is characterized by rapid technological changes. We compete against a number of other suppliers of imaging products. We cannot assure you that products or technologies developed by competing suppliers will not render our products or technologies obsolete or noncompetitive.

While many of our OEMs sell our products on an exclusive basis, we do not have any formal agreements that prevent the OEMs from offering alternative products. If an OEM offers products from alternative suppliers our market share could decrease, which could reduce our revenue and negatively affect our financial results.

Our OEM partners may themselves internally develop and supply products similar to our current products. These OEMs may be able to develop similar products that are compatible with their own products more quickly than we can. These OEMs may choose to market their own products, even if these products are technologically inferior, have lower performance or cost more. We cannot assure you that we will be able to continue to successfully compete against similar products developed internally by our OEMs or against their financial and other resources. If we cannot compete successfully against our OEMs' internally developed products, our business may be harmed.


If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion

We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals. We are located in the Silicon Valley where competition among companies to hire engineering and technical professionals is intense. It is difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located nearby that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees. If we cannot successfully hire and retain employees, we may not be able to develop products timely or to meet demand for our products in a timely fashion and our results of operations may be adversely impacted.


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

o    product performance;

o availability of key components, including possible delays in the deliveries from suppliers;

o    the status of our relationships with our OEM partners;

o    the performance of third-party manufacturers;

o    the status of our relationships with our key suppliers;

o    potential excess or shortage of skilled employees; and

o    general economic conditions.

Many of our products, and the related OEM copiers and printers, are purchased utilizing lease contracts or bank financing. If prospective purchasers of digital copiers and printers are unable to obtain credit, or interest rate changes make credit terms undesirable, this may significantly reduce the demand for digital copiers and printers, negatively impacting our revenues and operating results.

Typically we do not have long-term volume purchase contracts with our customers, and a substantial portion of our backlog is scheduled for delivery within 90 days or less. Our customers may cancel orders and change volume levels or delivery times for product they have ordered from us without penalty. However, a significant portion of our operating expenses are fixed in advance, and we plan these expenditures based on the sales forecasts from our OEM customers and product development programs. If we were unable to adjust our operating expenses in response to a shortfall in our sales, it could harm our quarterly financial results.

We attempt to hire additional employees to match growth in projected demand for our products. If we project a higher demand than materializes, we will hire too many employees and incur expenses that we need not have incurred and our margins may be lower. If we project a lower demand than materializes, we will hire too few employees, we may not be able to meet demand for our products and our sales revenue may be lower. If we cannot successfully manage our growth, our results of operations may be harmed.


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


We face risks from our international operations and from currency fluctuations

Approximately 51% and 50% of our revenue from the sale of products for the twelve month periods ended December 31, 1999 and December 31, 1998, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. You should be aware that we are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

We believe that economic conditions in other parts of the world, such as Brazil, may also limit demand for our products. The move to a single European currency, the Euro, and the resulting central bank management of interest rates to maintain fixed currency exchange rates among the member nations may lead to economic conditions which adversely impact sales of our products.

Given the significance of our export sales to our total product revenue, we face a continuing risk from the strengthening of the U.S. dollar versus the Japanese yen, the Euro and other major European currencies, and numerous Southeast Asian currencies, which could cause lower unit demand and the necessity that we lower average selling prices for our products because of the reduced strength of local currencies. Either of these events could harm our revenues and gross margin. Although we typically invoice our customers in U.S. dollars, when we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar. We attempt to limit or hedge these exposures through operational strategies and financial market instruments where we consider it appropriate. To date we have mostly used forward contracts to reduce our risk from interest rate and currency fluctuations. However, our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which harm our financial condition and operating results.


We may be unable to adequately protect our proprietary information

We rely on a combination of copyright, patent and trade secret protection, nondisclosure agreements, and licensing and cross-licensing arrangements to establish and protect our proprietary rights. Any failure to adequately protect our proprietary information could harm our financial condition and operating results. We cannot be certain that any patents that may be issued to us, or which we license from third parties, or any other of our proprietary rights will not be challenged, invalidated or circumvented. In addition, we cannot be certain that any rights granted to us under any patents, licenses or other proprietary rights will provide adequate protection of our proprietary information.


We face risks from third party claims of infringement and potential litigation

Third parties may claim that our products infringe, or may infringe, their proprietary rights. Such claims could result in lengthy and expensive litigation. Such claims and any related litigation, whether or not we are successful in the litigation, could result in substantial costs and diversion of our resources. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we cannot guarantee that any such licenses could be obtained on acceptable terms, if at all.


Seasonal purchasing patterns of our OEM customers have historically caused lower fourth quarter revenue, which may negatively impact the stock price

Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the past, our fiscal fourth quarter results have been adversely affected because some or all of our OEM customers wanted to decrease, or otherwise delay, fourth quarter orders. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM partners focus on training of their sales forces. The primary reasons for this seasonal pattern are:

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

Mergers and acquisitions of companies are inherently risky, and we cannot assure you that our previous or future acquisitions will be successful and will not harm our business, operating results, financial condition, or stock price.


The location and concentration of our facilities subjects us to the risk of earthquakes, floods or other natural disasters

Our corporate headquarters, including most of our research and development facilities and manufacturing operations, are located in the San Francisco Bay Area of Northern California, an area known for seismic activity. This area has also experienced flooding in the past. In addition, many of the components necessary to supply our products are purchased from suppliers subject to risk from natural disasters, based in areas including the San Francisco Bay Area, Taiwan, and Japan. A significant natural disaster, such as an earthquake or a flood, could harm our business, financial condition, and operating results.


We are dependent on sub-contractors to manufacture and deliver products to our customers

We subcontract with other companies to manufacture our products. We are totally reliant on the ability of our subcontractors to produce products sold to customers, and while we closely monitor our subcontractors performance. We cannot assure you that such subcontractors will continue to perform for us as well as they have in the past. We also can not assure you that difficulties experienced by our subcontractors ( such as interruptions in a subcontractor's ability to make or ship our products, or fix quality assurance problems ) would not harm our business, operating results, or financial condition.



Item 7A:Quantitative and Qualitative Disclosures About Market Risk


Market Risk

The Company is exposed to various market risks, including the changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties are major financial institutions.

Foreign Exchange Contracts

During 1998, the Company began utilizing forward foreign exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The transactions hedged were intercompany accounts receivable and payable between the Company and its Japanese subsidiary. The periods of the forward foreign exchange contracts correspond to the reporting periods of the hedged transactions. Foreign exchange gains and losses on intercompany balances and the offsetting losses and gains on forward foreign exchange contracts are reflected in the income statement.

As of December 31, 1999, the Company had one outstanding forward foreign exchange contract to sell Yen equivalent to approximately $1.8 million with an expiration date of January 31, 2000. The estimated fair value of the foreign currency contract represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. As of December 31, 1999, the difference between the fair value of the outstanding contract and the contract amount was immaterial. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase of the amount of Yen to purchase one US Dollar. A 10% fluctuation in the exchange rate for this currency would change the fair value by approximately $0.2 million. However, since the contract hedges foreign currency denominated transactions, any change in the fair value of the contract would be offset by changes in the underlying value of the transactions being hedged.

Interest Rate Risk

The fair value of the Company's cash portfolio at December 31, 1999, approximated carrying value. Market risk was estimated as the potential decrease in fair value resulting from an instantaneous hypothetical 100 basis-point increase in interest rates for any debt instruments in the Company's investment portfolio. As of December 31, 1999, the Company's cash and short-term investment portfolio includes debt securities of $424.9 million subject to interest rate risk. A 100 basis-point increase in market interest rates would result in a decrease of fair value of approximately $3.1 million.

The fair value of the Company's long-term debt, including current maturities, was estimated to be $3.8 million as of December 31, 1999, and equaled the carrying value. The Company's long-term debt requires interest payments based on a variable rate and therefore is subject to interest rate risk. A 10% fluctuation in interest rates would not have a material effect on the fair value of the outstanding long-term debt of the Company as of December 31, 1999.

Item 8:  Financial Statements and Supplementary Data

                                    Electronics for Imaging, Inc.
                                     Consolidated Balance Sheets

                                                                                 December 31,
(In thousands, except share and per share amounts)                          1999             1998
-----------------------------------------------------------------------------------------------------

Assets

Current assets:
Cash and cash equivalents                                                 $163,824          $ 58,909
Short-term investments                                                     306,504           269,823
Accounts receivable, net                                                    81,904            59,660
Inventories                                                                 11,878            16,485
Other current assets                                                        24,902            21,853

-----------------------------------------------------------------------------------------------------

          Total current assets                                             589,012           426,730

-----------------------------------------------------------------------------------------------------

Property and equipment, net                                                 49,776            47,632
Other assets                                                                17,287             9,829

-----------------------------------------------------------------------------------------------------

                    Total assets                                          $656,075          $484,191

-----------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                          $ 47,102          $ 32,849
Accrued and other liabilities                                               29,771            29,009
Income taxes payable                                                        24,548             9,511

-----------------------------------------------------------------------------------------------------

          Total current liabilities                                        101,421            71,369

-----------------------------------------------------------------------------------------------------

Long - term obligations, less current portion                                3,467             4,142

Commitments and Contingencies (Note 6)

Stockholders' equity:

Preferred stock, $.01 par value; 5,000,000 shares
authorized; none
      issued and outstanding                                                  --                --

Commonstock,  $.01 par value;                                          150,000,000            shares
 authorized;                                                            55,722,214               and
      53,984,484 shares issued and outstanding,
      respectively                                                             557               540

Additional paid-in capital                                                 201,679           153,899
Accumulated other comprehensive income (loss)                                 (772)             (199)
Retained earnings                                                          349,723           254,440

-----------------------------------------------------------------------------------------------------

          Total stockholders' equity                                       551,187           408,680

-----------------------------------------------------------------------------------------------------

                    Total liabilities and
                          stockholders' equity                       $     656,075     $     484,191

-----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                            Electronics for Imaging, Inc.
                                          Consolidated Statements of Income
                                                                                     Years ended December 31,
(In thousands, except per share amounts)                                       1999            1998            1997
-------------------------------------------------------------------------------------------------------------------
Revenue                                                                    $570,752        $446,999        $373,404

Cost of revenue                                                             290,636         249,179         171,138

-------------------------------------------------------------------------------------------------------------------

Gross profit                                                                280,116         197,820         202,266

-------------------------------------------------------------------------------------------------------------------

Operating expenses:

Research and development                                                     74,971          60,150          42,868

Sales and marketing                                                          59,373          60,615          46,776

General and administrative                                                   18,403          16,637          13,578

In-process R&D                                                                   --              --           9,400

Merger related expenses                                                       1,422              --              --
                                                                            -------         -------         -------
                                                                            154,169         137,402         112,622

-------------------------------------------------------------------------------------------------------------------

Income from operations                                                      125,947          60,418          89,644

-------------------------------------------------------------------------------------------------------------------

Other income, net                                                            16,250           9,859          10,309
                                                                           --------        --------        --------

Income before income taxes                                                  142,197          70,277          99,953

Provision for income taxes                                                 (46,914)        (22,456)        (35,944)

-------------------------------------------------------------------------------------------------------------------

Net income                                                                  $95,283         $47,821         $64,009

-------------------------------------------------------------------------------------------------------------------

Net income per basic common share                                             $1.74           $0.89           $1.21

Shares used in per-share calculation                                         54,853          53,507          52,831

Net income per diluted common share                                           $1.67           $0.87           $1.13

Shares used in per-share calculation                                         56,963          54,972          56,713

-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                Electronics for Imaging, Inc.
                                       Consolidated Statements of Stockholders' Equity

                                                    Additional          Accumulated     Other          Total
                                                   Common Stock           Paid-In   Comprehensive     Retained  Stockholders'
(In thousands)                                 Shares         Amount      Capital   Income (Loss)     Earnings     Equity
---------------------------------------------------------------------------------------------------------------------------
Balances as of December 31, 1996               51,975          $520      $114,975           $--      $142,610      $258,105

---------------------------------------------------------------------------------------------------------------------------

Comprehensive income
      Net income                                   --            --            --            --        64,009        64,009
                                                                                                       ------        ------

Comprehensive income                               --            --            --            --        64,009        64,009

Exercise of common stock options                1,055            10        10,058            --            --        10,068

Tax benefit related to stock plans                 --            --        14,545            --            --        14,545

---------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1997               53,030           530       139,578            --       206,619       346,727

---------------------------------------------------------------------------------------------------------------------------

Comprehensive income
      Net income                                   --            --            --            --        47,821        47,821
      Functional currency adjustment               --            --            --          (199)           --          (199)
                                                                                          -----            --         -----
Comprehensive income                                                                       (199)       47,821        47,622

Exercise of common stock options                  954            10         8,683            --            --         8,693

Tax benefit related to stock plans                 --            --         5,638            --            --         5,638

---------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1998               53,984           540       153,899         (199)       254,440       408,680

---------------------------------------------------------------------------------------------------------------------------

Comprehensive income
      Net income                                   --            --            --            --        95,283        95,283
      Functional currency adjustment                                                         71            --            71
      Market valuation adjustment
      short-term investments                       --            --            --          (644)           --          (644)
                                                                                                        -----          ----

Comprehensive income                               --            --            --         (573)        95,283        94,710


Exercise of common stock options                1,738            17        27,573            --            --        27,590

Tax benefit related to stock plans                 --            --        20,207            --            --        20,207

---------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1999               55,722          $557      $201,679        ($772)      $349,723      $551,187

---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                             Electronics for Imaging, Inc.
                                         Consolidated Statements of Cash Flows
                                                                                      Years ended December 31,
(In thousands)                                                                 1999              1998             1997
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                  $95,283           $47,821          $64,009
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                            14,464            14,051            7,489
    Deferred taxes                                                         (13,304)           (2,110)          (4,300)
    Change in reserve for bad debts                                           (431)               250             (41)
    In-process research and development                                          --                --            9,400
    Other                                                                        71             (199)               --

    Changes in operating assets and liabilities:
        Accounts receivable                                                (21,813)          (27,431)           10,752
        Inventories                                                           4,607             9,912         (11,493)
        Receivable from subcontract manufacturers                             (407)            12,276          (5,854)
        Other current assets                                                  2,245              (38)          (4,419)
        Accounts payable and accrued liabilities                             13,988            19,802          (2,870)
        Income taxes payable                                                 36,806             6,795           10,195

----------------------------------------------------------------------------------------------------------------------

    Net cash provided by operating activities                               131,509            81,129           72,868

----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of short-term investments                                       (132,188)         (327,483)        (195,669)
Sales / maturities of short-term investments                                 94,171           243,196          150,287
Investment in property and equipment, net                                  (15,622)          (13,210)         (38,317)
Business acquired, net of cash received                                          --                --         (12,626)
Purchase of other assets                                                        347             (181)            (636)

----------------------------------------------------------------------------------------------------------------------

    Net cash used for investing activities                                 (53,292)          (97,678)         (96,961)

----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Repayment of long-term obligations                                            (892)             (101)            (374)
Issuance of common stock                                                     27,590            14,331           10,068

----------------------------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                                26,698            14,230            9,694

----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                            104,915           (2,319)         (14,399)
Cash and cash equivalents at beginning of year                               58,909            61,228           75,627

----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                   $163,824           $58,909          $61,228

----------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of Cash Flow Information:

Cash paid for interest                                                         $303              $369             $225
Cash paid for income taxes                                                   22,591            11,448           30,225
Assumption of debt in conjunction with land acquisition                          --                --            4,467
Equipment purchased under capital leases                                         --               430               73

----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements

Note 1:  The Company and Its Significant Accounting Policies


The Company and Its Business

Electronics For Imaging, Inc., a Delaware corporation (the "Company"), designs and markets products that support color and black-and-white printing on a variety of peripheral devices. Its Fiery(R) products incorporate hardware and software technologies that transform digital copiers and printers from many leading copier manufacturers into fast, high-quality networked printers. The Company's Fiery products include stand-alone servers, which are connected to digital copiers and other peripheral devices, and Fiery controllers, which are embedded in digital copiers and desktop color laser printers. The Company operates in one industry and sells its products primarily to original equipment manufacturers in North America, Europe and Japan. Substantially all of the Company's revenue to date has resulted from the sale of Fiery products.


Basis of Presentation

The accompanying combined consolidated financial statements include the accounts of the Company and its subsidiaries, including the company formerly known as Management Graphics Inc. that merged with Electronics For Imaging, Inc. on August 31, 1999 in a pooling of interests transaction. All periods presented have been restated in order to include the financial results of Management Graphics Inc. as if the acquired entity was a wholly-owned subsidiary of Electronics For Imaging, Inc. since inception. All significant inter-company accounts and transactions have been eliminated in consolidation.


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

The Company considers all highly liquid investments, generally with a maturity of three months or less at the time of purchase, to be cash equivalents. The cost of these investments has generally approximated fair value. Investments with longer maturities are classified as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses reported as a separate component of stockholders' equity, net of deferred income taxes. Realized gains and losses on sales of investments are included in other revenues.

Inventories

Inventories are stated at standard cost which approximates the lower of actual cost using a first-in, first-out method, or market. The Company periodically reviews its inventories for potential slow-moving or obsolete items and writes down specific items to net realizable value as appropriate.


Property and  Equipment

Property and equipment is recorded at cost. Depreciation on assets is computed using the straight-line method over the estimated useful lives of the assets, generally 10 to 60 months. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the lease term, if shorter. Land improvements are amortized using the straight-line method over the estimated useful lives of the improvements.


Amortization of Intangibles

Current goodwill and other intangible assets acquired to date are being amortized on a straight-line basis over periods ranging from 1 to 5 years.


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


Accounting for Derivative Instruments and  Risk Management

The Company operates internationally, giving rise to exposure to market risk from changes in foreign exchange rates. Derivative financial instruments are used by the Company to reduce those risks. The Company does not hold or issue financial or derivative financial instruments for trading or speculative purposes. The magnitude and volume of such transactions were not material for the periods presented. As of December 31, 1999, the Company had one outstanding forward foreign exchange contract to sell Yen equivalent to approximately $1.8 million with an expiration date of January 31, 2000.

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


Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Comprehensive income has been presented as part of the Consolidated Statements of Stockholder' Equity. Accumulated other comprehensive income (losses), as presented in the accompanying consolidated balance sheets, consists of the net unrealized gains (losses) on available-for-sale investments, net of tax, and the cumulative translation adjustment.


Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



Note 2: Acquisitions

In October of 1997, the Company acquired Pipeline Associates, Inc. and Pipeline Asia, Inc. (collectively, "Pipeline") - a leading software developer of PostScript, HTML and PCL interpreter technologies. The acquisition cost, net of cash received was $12.6 million and was accounted for as a purchase. The excess of the acquisition cost over the fair market value of net tangible assets acquired was $ 12.5 million, of which $ 9.4 million was allocated to in-process research and development and expensed immediately. The allocation of the purchase price to in-process research and development cost was based upon an independent appraiser's evaluation and was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. Substantially all of the in-process research and development projects acquired were expected to be complete within the 26 months following the acquisition date. However, development of these projects remains a significant risk due to the remaining effort required to achieve technological feasibility, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring any of these products to market in a timely manner could adversely affect sales and profitability of the Company in the future. Additionally, the value of net assets and other intangible assets acquired may become impaired. The balance of the excess acquisition cost was allocated to acquired technology and trademarks
- $ 2.8 million, and goodwill - $0.3 million which are being amortized over 3 and 5 years respectively. The Pipeline acquisition was not deemed material to the Company's financial condition or results of operations, accordingly, pro forma disclosures associated with purchase accounting have not been provided.


On August 31, 1999 the Company acquired Management Graphics, Inc ("MGI"), a Minnesota-based corporation that develops digital print on demand products and other digital imaging products. The acquisition was accounted for as a tax free, pooling of interests combination and, accordingly, the consolidated financial statements have been restated to include the historical results of MGI for all periods presented prior to the acquisition, as if the acquired entity was a wholly-owned subsidiary of Electronics For Imaging, Inc.

since inception. In connection with the acquisition, the Company issued a total of 490,325 shares of its common stock to the existing shareholders of MGI as consideration for all shares of capital stock of MGI. In addition, holders of MGI options outstanding at the time of the acquisition will receive, upon exercise of such options, in the aggregate up to 34,170 shares of the Company's common stock. The combination was approved by a majority of shareholders from MGI.

During the three month period ended September 30, 1999 the Company incurred approximately $1.4 million of non-recurring expenses related to the merger. These costs are included in operating expenses and consisted primarily of professional fees, severance costs, and travel expenses. Severance costs related to 33 former employees of MGI and the related positions were eliminated due to duplication of resources between California and Minnesota locations. Functionally, the Company eliminated 6 manufacturing, 15 service, 1 engineering, 6 sales and marketing, and 5 administrative positions. The terminations were completed as of September 30, 1999.

Components  of  the  consolidated  statements  of  EFI  and  MGI,  prior  to the acquisition by EFI are as follows:
                                                                          Six             Twelve           Twelve
                                                                        Months            Months           Months
                                                                         Ended             Ended            Ended
                                                                       June 30,        December 31,     December 31,
(In thousands)                                                           1999              1998             1997
---------------------------------------------------------------------------------------------------------------------
Net revenues
     EFI                                                                $256,049         $430,723          $360,631
     MGI                                                                   8,841           16,276            12,773
                                                                        --------         --------          --------
                                                                        $264,890         $446,999          $373,404
                                                                        ========         ========          ========
---------------------------------------------------------------------------------------------------------------------

Net income
     EFI                                                                 $40,442          $46,041           $64,882
     MGI                                                                     368            1,780             (873)
                                                                        --------         --------          --------
                                                                         $40,810          $47,821           $64,009
                                                                        ========         ========          ========
---------------------------------------------------------------------------------------------------------------------

Note:  MGI revenue and net income for the eight month period ended August 31, 1999 amounted to $11,245 and $319, respectively.

Note 3: Balance Sheet Components
                                                                                               December 31,
(In thousands)                                                                      1999                          1998
----------------------------------------------------------------------------------------------------------------------
Accounts receivable:

Accounts receivable                                                              $83,170                       $61,357
Less reserves and allowances                                                     (1,266)                       (1,697)
                                                                                 -------                       -------
                                                                                 $81,904                       $59,660

----------------------------------------------------------------------------------------------------------------------

Inventories:

Raw materials                                                                    $10,844                       $15,289
Work in process                                                                       33                           250
Finished goods                                                                     1,001                           946
                                                                                 -------                       -------
                                                                                 $11,878                       $16,485

----------------------------------------------------------------------------------------------------------------------

Other current assets:

Receivable from subcontract manufacturers                                         $4,742                        $4,335
Deferred income taxes, current portion                                            14,772                         9,885
Other                                                                              5,388                         7,633
                                                                                 -------                       -------
                                                                                 $24,902                       $21,853

----------------------------------------------------------------------------------------------------------------------

Property and equipment:

Land and land improvements                                                       $27,681                       $27,706
Equipment and purchased software                                                  59,499                        49,574
Furniture and leasehold improvements                                              13,261                         7,753
                                                                                  ------                         -----
                                                                                 100,441                        85,033
Less accumulated depreciation and amortization                                  (50,665)                      (37,401)
                                                                                 -------                       -------

                                                                                 $49,776                       $47,632

----------------------------------------------------------------------------------------------------------------------

Other assets:

Deferred income taxes, non-current portion                                       $14,915                        $6,124
Other                                                                              2,372                         3,705
                                                                                 -------                       -------
                                                                                 $17,287                        $9,829

----------------------------------------------------------------------------------------------------------------------
Accrued and other liabilities:

Accrued product-related obligations                                               $7,809                        $4,650
Accrued royalty payments                                                           7,327                         8,662
Accrued compensation and benefits                                                  7,263                         6,047
Other accrued liabilities                                                          7,372                         9,650
                                                                                 -------                       -------
                                                                                 $29,771                       $29,009

----------------------------------------------------------------------------------------------------------------------

Note 4: Marketable Securities

The following tables summarize the Company's investment in securities:


                                             Amortized     Gross Unrealized  Gross Unrealized       Fair
December 31, 1999                               Cost             Gains            Losses            Value
----------------------------------------------------------------------------------------------------------
(In thousands)
Municipal Securities                         $246,861                --           $(804)          $246,057
U.S. Government Securities                     54,636                --            (139)            54,497
U.S. Corporate Debt Securities                  5,969                --             (19)             5,950
----------------------------------------------------------------------------------------------------------

Total investments                            $307,466                --           $(962)          $306,504

----------------------------------------------------------------------------------------------------------


                                             Amortized     Gross Unrealized  Gross Unrealized       Fair
December 31, 1998                               Cost             Gains            Losses            Value
---------------------------------------------------------------------------------------------------------
(In thousands)
Municipal Securities                         $218,431                --               --          $218,431
U.S. Government Securities                     16,457                --               --            16,457
U.S. Corporate Debt Securities                 34,935                --               --            34,935
----------------------------------------------------------------------------------------------------------

Total debt securities                        $269,823                --               --          $269,823

----------------------------------------------------------------------------------------------------------


The following table summarizes debt maturities as of December 31, 1999:

                                                                                 Amortized          Fair
(In thousands)                                                                     Cost             Value
----------------------------------------------------------------------------------------------------------
Less than one year                                                              $123,243          $122,896
Due in 1-2 years                                                                 177,078           176,490
Due in 2-5 years                                                                   7,145             7,118
Due after 5 years                                                                     --                --
----------------------------------------------------------------------------------------------------------

Total investments                                                               $307,466          $306,504

----------------------------------------------------------------------------------------------------------

Note 5: Long -Term Debt

Long Term Debt consists of amounts due to the City of Foster City for certain bonds assumed by the Company during the purchase of land (see Note 6). Principal amounts owing under the bonds are as follows:

(In thousands)                                                              Year  ending December 31, 1999
----------------------------------------------------------------------------------------------------------
Total principal                                                                                     $3,775
Less: current portion                                                                                (308)
----------------------------------------------------------------------------------------------------------
                                                                                                    $3,467

----------------------------------------------------------------------------------------------------------

The bonds are secured by the land and bear an annual interest rate of approximately 7%. Interest and principal payments are due semi-annually with the last payment occurring in June 2009. Principal payments under the bonds payable are as follows:

(In thousands)                                                              Year  ending December 31, 1999
----------------------------------------------------------------------------------------------------------
2000                                                                                                  $308
2001                                                                                                   317
2002                                                                                                   332
2003                                                                                                   352
2004                                                                                                   373
Thereafter                                                                                           2,093
----------------------------------------------------------------------------------------------------------
                                                                                                    $3,775

----------------------------------------------------------------------------------------------------------

Note 6: Commitments and Contingencies

Leases

On July 18, 1997, the Company entered into an agreement to lease a ten-story 295,000 square foot building to be constructed on 35 acres, which the Company owns in Foster City, California. The construction of the building was completed in July 1999. The lessor of the building committed to fund the construction of the building which amounted to $57.0 million Rent obligations for the building bear a direct relationship to the carrying cost of the commitment drawn. The amount of this rent obligation is included in the future minimum lease commitments under non-cancelable operating leases.

The lease associated with the Foster City building has a term of seven years from the date of inception with an option to renew the lease for an additional three to five years subject to certain conditions. In connection with the lease, the Company entered into a lease of a portion of the land in Foster City to the lessor of the building at a nominal rate and for a term of 34 years and 11 months. If the Company terminates or does not negotiate an extension of its lease of the building, the ground lease to the lessor converts to a market rate. The Company, at its option, may purchase the building during or at the end of the terms of the lease at the amount expended by the lessor to construct the building. The Company has guaranteed a residual value associated with the building to the lessor of approximately 82% of the lessor's funding. If the Company defaults on its lease, does not renew its lease, does not purchase the building or arrange for a third party to purchase the building at the end of the lease term, it may be liable to the lessor for the amount of the residual guarantee. The lease has been classified as an operating lease.

As part of this agreement, the Company must maintain a minimum tangible net worth. In addition, in order to obtain a favorable lease rate, the Company has pledged certain securities ($69.1 million at December 31,1999) in a custodial account as collateral to ensure fulfillment of the obligations to the lessor under the lease agreement. The Company may invest these funds in certain securities and receive the full benefit of the investment. However, if the Company uses or transfers these funds, the rent on the building would increase and the Company would be required to comply with certain additional financial covenants.


On December 29, 1999, the Company entered into an agreement to lease additional facilities, for up to 543,000 square feet, to be constructed on 35 acres, which the Company owns in Foster City, California. The lessor of the building has committed to fund up to a maximum of $137.0 million for the construction of the facilities, with the portion of the committed amount actually used for construction to be determined by the Company. The construction of the additional facilities is scheduled to be completed over the next 36 months. Rent obligations for the building bear a direct relationship to the carrying cost of the commitments drawn. As of December 31, 1999, the Company had not drawn any amounts under the arrangement.

The lease associated with the additional Foster City facilities has a term of seven years with an option to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease at the amount expended by the lessor to construct the facilities. In connection with the lease, the Company entered into a lease of its land in Foster City to the lessor of the buildings at a nominal rate and for a term of 30 years. If the Company terminates or does not negotiate an extension of its lease of the building, the ground lease to the lessor converts to a market rate. The Company, at its option, may purchase the building during or at the end of the term of the lease at approximately the amount expended by the lessor to construct the building. The Company has guaranteed a residual value associated with the building to the lessor of 82% of the lessor's funding. If the Company defaults on its lease, does not renew its lease, does not purchase the building or arrange for a third party to purchase the facility at the end of the lease term, it may be liable to the lessor for the amount of the residual guarantee.

As part of this agreement, the Company must maintain a minimum tangible net worth. In addition, the Company has committed to pledge certain securities in proportion to the amount drawn against the commitment to be held in a custodial account as collateral to ensure fulfillment of the obligations to the lessor under the lease agreement. No amounts were committed at December 31,1999 as the Company had not drawn any amounts under the arrangement. The Company may invest these funds in certain securities and receive the full benefit of the investment, however the funds are restricted as to withdrawal at all times.


The Company has one operating lease commitment related to a previous corporate facility. The operating lease expires in June 2000 and is currently earning sublease income. The Company has also operating leases for facilities located outside of California, expiring between May 2001 and October 2002.


The   following   summarizes   the  future   minimum  lease  payment  under  the
non-cancelable operating leases:

Fiscal Year                                                                                 (In thousands)
----------------------------------------------------------------------------------------------------------
2000                                                                                                $5,063
2001                                                                                                 4,188
2002                                                                                                 4,027
2003                                                                                                 3,839
2004                                                                                                 2,240
Thereafter                                                                                              --
----------------------------------------------------------------------------------------------------------
Total                                                                                              $19,357

Less:  sublease income                                                                                (912)

----------------------------------------------------------------------------------------------------------

Net lease obligation                                                                               $18,445

----------------------------------------------------------------------------------------------------------

Note:  Lease  obligation  related to the principal  corporate  facility is estimated and is based on current market interest rates (LIBOR) and based on collateralized assumptions.

The Company was assigned an agreement with a financing company for a line of credit, to fund certain equipment additions, as part of the merger with Management Graphics, Inc. All equipment purchases under this line of credit were structured as capital leases. As of December 31, 1999, all obligations under the line of credit have been satisfied.

Rental expense amounted to approximately $6.6 million, $4.6 million, and $3.4 million for the fiscal years ended 1999, 1998 and 1997, respectively.


Legal Proceedings

The Company and certain principal officers and directors were named as defendants in class action complaints filed in both the California Superior Court of the County of San Mateo on December 15, 1997, and the United States District Court for the Northern District of California on December 31, 1997 on behalf of purchasers of the common stock of the Company during the class period from April 10, 1997, through December 11, 1997. The complaints allege violations of securities laws during the class period. Management believes the lawsuits are without merit and that the outcome will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company's financial condition and results of operations. In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company's business or financial condition.


Note 7: Income Taxes

The provision (benefit) for income taxes is summarized as follows:

                                                                                     Years ended December 31,
(In thousands)                                                               1999              1998             1997
--------------------------------------------------------------------------------------------------------------------
Current:
U.S. Federal                                                              $51,085           $20,771          $34,231
State                                                                       8,044             3,749            5,741
Foreign                                                                     1,463                46              272
--------------------------------------------------------------------------------------------------------------------

       Total current                                                       60,592            24,566           40,244

Deferred:
U.S. Federal                                                              (13,265)           (2,348)          (3,483)
State                                                                        (408)              238             (817)
Foreign                                                                        (5)                0                0
--------------------------------------------------------------------------------------------------------------------
      Total deferred                                                      (13,678)           (2,110)          (4,300)

--------------------------------------------------------------------------------------------------------------------

Total provision (benefit) for income taxes                                $46,914           $22,456          $35,944

--------------------------------------------------------------------------------------------------------------------


The tax effects of temporary  differences  that give rise to deferred tax assets are as follows:
                                                                                                   December 31,
(In thousands)                                                                                 1999             1998
--------------------------------------------------------------------------------------------------------------------
Depreciation                                                                                 $1,901             $825
Inventory reserves                                                                            4,532            3,379
Other reserves and accruals                                                                   6,762            5,185
State taxes payable                                                                           1,568              672
Deferred revenue                                                                                496              631
Intangibles                                                                                   4,636            3,803
Deferred tax on I/C transactions                                                              8,148               --
Other                                                                                         1,644            1,514
--------------------------------------------------------------------------------------------------------------------

Total deferred tax assets                                                                   $29,687          $16,009

--------------------------------------------------------------------------------------------------------------------




A reconciliation between the income tax provision computed at the federal statutory rate and the actual tax provision is as follows:

                                                                        Years ended December 31,
(In thousands)                                          1999                      1998                      1997
                                                        ----                      ----                      ----
                                                  $               %         $                %        $                %
-----------------------------------------------------------------------------------------------------------------------




Tax expense at federal statutory rate             $49,769     35.0          $24,572      35.0         $34,998      35.0
State income taxes, net of federal benefit          5,502      3.9            3,063       4.4           3,167       3.2
Tax-exempt interest income                         (3,601)    (2.5)          (2,717)     (4.0)         (2,245)     (2.2)
Tax credits                                        (2,725)    (1.9)          (1,874)     (2.8)         (1,129)     (1.1)
FSC benefit                                        (3,360)    (2.4)          (1,039)     (1.5)         (2,077)     (2.1)
Other                                               1,329      0.9              451       0.9           3,230       3.2
-----------------------------------------------------------------------------------------------------------------------

                                                  $46,914     33.0          $22,456      32.0         $35,944      36.0

-----------------------------------------------------------------------------------------------------------------------

Income before income taxes includes $2.0 million,  $3.2 million and $1.0 million
of  income   relating  to  non  -U.S.   operations  for  1999,  1998  and  1997,
respectively.


Note 8: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share for the three years in the period ended December 31, 1999:

                                                                                     Years ended December 31,
(In thousands)                                                              1999             1998              1997
-------------------------------------------------------------------------------------------------------------------

Net income available to common shareholders                              $95,283          $47,821           $64,009

Shares

   Basic shares                                                           54,853           53,507            52,831
   Effect of Dilutive Securities                                           2,110            1,465             3,882
                                                                          ------           ------            ------

Diluted shares                                                            56,963           54,972            56,713
-------------------------------------------------------------------------------------------------------------------

Earnings per common share

   Basic EPS                                                               $1.74            $0.89             $1.21
   Diluted EPS                                                             $1.67            $0.87             $1.13

-------------------------------------------------------------------------------------------------------------------

Antidilutive Options. Options to purchase 349,791, 2,742,510 and 586,540 shares of common stock outstanding as of December 31, 1999, 1998, and 1997, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the years then ended.



Note 9:  Employee Benefit Plans


Stock Option Plans

As of December 31, 1999, the Company has four stock-based compensation plans, described below. The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for options granted in 1999, 1998 and 1997 under the Company's option plans been determined based on the fair value at the grant dates as prescribed by SFAS 123, the Company's net income and pro forma net income per share would have been as follows:

                                                                                    Years ended December 31,
(In thousands, except per share amounts)                                   1999                 1998             1997
-----------------------------------------------------------------------------------------------------------------------
Net income                                As reported                     $95,283             $47,821           $64,009
                                          Pro forma                       $61,410             $18,543           $40,996

Earnings per basic                        As reported                       $1.74               $0.89             $1.21


        common share                      Pro forma                         $1.12               $0.35            $0.78

Earnings per diluted                      As reported                       $1.67               $0.87            $1.13
        common share                      Pro forma                         $1.08               $0.34            $0.72


The Company has four stock option plans: the 1989 Stock Plan (a "Predecessor Plan") , the 1990 Stock Plan (a "Stock Plan"), the MGI 1985 Nonqualified Stock Option Plan (a "Predecessor Plan") and the 1999 Equity Incentive Plan (a "Stock Plan"). The Company does not grant any options under the Predecessor Plans, however all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants. Under the Stock Plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are granted periodically throughout the year and generally vest ratably over four years. At December 31, 1999, approximately 5.3 million shares were available for future grants to employees, directors or consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, the attribution method with respect to graded vesting and the following weighted-average assumptions:

                                                                                 Years Ended December 31,
Black Scholes Assumptions & Fair Value                                 1999               1998             1997
---------------------------------------------------------------------------------------------------------------------

Expected Volatility                                                   76.3%               76.0%            69.0%
Dividend Yield                                                         0.0%                0.0%             0.0%
Risk Free Interest Rate                                           5.95% to 6.44%      4.49% to 4.65%   5.35% to 5.83%
Weighted Average Expected Option Term                               4.5 years           4.4 years        5.2 years

Weighted Average Fair Value of Options Granted                       $19.35               $6.98           $25.22

---------------------------------------------------------------------------------------------------------------------


A summary of the status of the  Company's  stock  option  activity is  presented below:
                                                                      Years ended December 31,
(In thousands, except exercise price)         1999                             1998                                1997
-------------------------------------------------------------------------------------------------------------------------------

                                                  Average                            Average                            Average
                                                 Exercise                           Exercise                           Exercise
                                      Shares        Price                 Shares       Price                 Shares       Price
-------------------------------------------------------------------------------------------------------------------------------

Beginning of Year                      6,734       $21.04                  6,401      $21.76                  6,151      $13.19

Granted                                2,955        36.81                  1,931       16.05                  1,615       45.24
Exercised                             (1,738)       16.06                   (954)       9.19                 (1,055)       9.51
Forfeited                               (616)       31.09                   (644)      30.73                   (310)      25.36
-------------------------------------------------------------------------------------------------------------------------------

End of Year                            7,335       $27.73                  6,734      $21.04                  6,401      $21.76

-------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1999:

                                             Options Outstanding                             Options Exercisable
--------------------------------------------------------------------------------------------------------------------------
                                 Number                                                   Number
        Range of             Outstanding         Weighted Avg.       Weighted Avg.      Exercisable         Weighted Avg.
    Exercise Prices         (in thousands)      Remaining Life      Exercise Price      in thousands)      Exercise Price
--------------------------------------------------------------------------------------------------------------------------
   $0.01 to $5.63                  897               3.48                 $3.50               897               $3.50
   $5.64 to $14.12                 841               6.54                $12.98               610              $12.69
   $14.13 to $15.64                 76               6.00                $15.07                49              $15.06
   $15.65 to $20.80                855               7.94                $16.10               279              $16.29
   $20.81 to $26.80                670               6.65                $25.38               423              $25.54
   $26.81to $34.37               2,177               9.12                $33.58                54              $29.88
   $34.38 to $47.37              1,245               8.12                $43.27               402              $45.28
   $47.38 to $58.37                562               8.87                $52.94               115              $52.67
   $58.38 to $59.87                  3               9.53                $58.38                 0               $0.00
   $59.88 to $59.88                  9               9.68                $59.88                 0               $0.00
--------------------------------------------------------------------------------------------------------------------------

   $0.01 to $59.88               7,335               7.55                $27.73             2,829              $18.68

--------------------------------------------------------------------------------------------------------------------------


Employee 401(k) Plan

As of 1999, the Company sponsors a 401 (k) Savings Plan (the "401 (k) Plan") to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 20% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company currently matches employee contributions 50 cents on the dollar, up to a maximum of a 2% match on the first 4% of the employee's contribution. The Company match is annually determined by the Board of Directors. All matching contributions vest over four years starting with the hire date of the individual employee. Company matching contributions to the Plan totaled $0.6 million in 1999.



Note 10: Information Concerning Business Segments and Major Customers



Information about Products and Services

The Company operates in a single industry segment, technology for high-quality printing in short production runs. The Company does not have separate operating segments for which discrete financial statements are prepared. The Company's management makes operating decisions and assesses performance based on primarily product revenues and related gross margins.

The following is a breakdown of revenues for the years ended December 31, 1999, 1998 and 1997 by product category:



                                                                  1999             1998              1997
(In thousands)                                                  Revenue          Revenue           Revenue
----------------------------------------------------------------------------------------------------------
Stand-alone Servers Connecting
    to Digital Color Copiers                                   $244,028         $291,785          $293,708
Embedded Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions                                         149,899           90,133            34,133
Controllers for Digital
    Black and White Solutions                                   121,071           19,196                --
Spares, Licensing
    & Other misc. sources                                        55,754           45,885            45,563
----------------------------------------------------------------------------------------------------------

Total Revenue
                                                               $570,752         $446,999          $373,404
----------------------------------------------------------------------------------------------------------





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


The following is a breakdown of revenues by shipment destination for the years ended 1999, 1998 and 1997, respectively:

                                                     Years ended December 31,
(In thousands)                          1999                  1998                1997
----------------------------------------------------------------------------------------------------
United States                        $267,885               $209,938            $175,835
Netherlands                            94,727                 79,878              62,149
Japan                                  90,781                 68,991              64,323
Rest of World                         117,359                 88,192              71,097
----------------------------------------------------------------------------------------------------
                                     $570,752               $446,999            $373,404

----------------------------------------------------------------------------------------------------


Information about Major Customers

Two customers, with total revenues greater than 10%, accounted for approximately 42% and 18% of revenue in 1999 and 36% and 23% of revenue in 1998, respectively. Three customers, with total revenues greater than 10%, accounted for approximately 44%, 27% and 14% of revenue in 1997. Two customers, with accounts receivable balances greater than 10%, accounted for approximately 61% of the accounts receivable balance as of December 31, 1999. Three customers, with accounts receivable balances greater than 10%, accounted for approximately 69% and 85% of the accounts receivable balance as of December 31, 1998 and December 31, 1997, respectively.

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Electronics For Imaging, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Electronics For Imaging, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 18, 2000

                  Quarterly Consolidated Financial Information

(Unaudited)
(In thousands, except per share data)

The following  table  presents the Company's  operating  results for each of the eight quarters in the two-year  period ended December 31, 1999. The  information for each of these  quarters is unaudited but has been prepared on the same basis as the audited  consolidated  financial  statements  appearing elsewhere in this
Annual  Report.  In  the  opinion  of  management,   all  necessary  adjustments
(consisting only of normal recurring  adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the notes thereto appearing in this Annual Report. These operating results are not necessarily indicative of the results for any future period.

1999:                                                                Q1               Q2                Q3               Q4
---------------------------------------------------------------------------------------------------------------------------
Revenue                                                        $124,204         $140,686          $158,211         $147,651
Gross profit                                                     58,655           69,260            78,975           73,226
Income from operations                                           22,694           31,644            38,743           32,866
Net income                                                       17,286           23,524            29,358           25,115
Net income per basic common share                                  0.32             0.43              0.53             0.45
Net income per diluted common share                               $0.31            $0.41             $0.51            $0.44

Revenue by product
    Stand-alone Servers Connecting to Digital Copiers           $62,221          $58,106           $60,184          $63,517
    Embedded Desktop Controllers, Bundled
       Color Solutions & Chipset Solutions                       31,664           36,913            43,940           37,382
    Controllers for Digital Black and White Solutions            16,794           35,176            41,907           27,194
    Spares, Licensing & other misc. sources                      13,525           10,491            12,180           19,558
                                                                 ------           ------            ------           ------
Total revenue                                                  $124,204         $140,686          $158,211         $147,651

Shipments by geographic area
    North America                                               $56,784          $65,633           $77,762          $77,818
    Europe                                                       42,690           47,403            45,833           46,676
    Japan                                                        22,175           22,832            27,614           18,160
    Rest of World                                                 2,555            4,818             7,002            4,997
                                                                  -----            -----             -----            -----
Total                                                          $124,204         $140,686          $158,211         $147,651

1998:                                                                Q1               Q2                Q3               Q4
---------------------------------------------------------------------------------------------------------------------------

Revenue                                                         $85,572         $100,839          $129,804         $130,784
Gross profit                                                     38,685           43,845            56,613           58,677
Income loss from operations                                       4,252           10,278            21,766           24,122
Net income loss                                                   4,164            7,687            17,139           18,831
Net income loss per basic common share                             0.08             0.14              0.32             0.35
Net income loss per diluted common share                          $0.08            $0.14             $0.31            $0.34

Revenue by product
    Stand-alone Servers Connecting to Digital Copiers           $65,188          $63,767           $87,169          $75,661
    Embedded Desktop Controllers, Bundled
       Color Solutions & Chipset Solutions                        9,909           18,717            26,422           35,085
    Controllers for Digital Black and White Solutions             1,128            7,710             4,319            6,039
    Spares, Licensing & other misc. sources                       9,347           10,645            11,894           13,999
                                                                  -----           ------            ------           ------
Total revenue                                                   $85,572         $100,839          $129,804         $130,784

Shipments by geographic area
    North America                                               $39,996          $49,118           $67,461          $65,063
    Europe                                                       30,194           34,849            39,868           39,165
    Japan                                                        12,852           13,181            18,886           24,072
    Rest of World                                                 2,530            3,691             3,589            2,484
                                                                  -----            -----             -----            -----
Total                                                           $85,572         $100,839          $129,804         $130,784

---------------------------------------------------------------------------------------------------------------------------

                                    PART III


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


Item 10: Directors and Executive Officers of the Registrant

     Information regarding directors of the Company is incorporated by reference from the information contained under the caption "Election of Directors" in the Company's Proxy Statement for the Company's 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"). Information regarding current executive officers of the Registrant is incorporated by reference from information contained under the caption "Executive Officers" in the Company's 2000 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement.


Item 11:  Executive Compensation

     The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in the Company's 2000 Proxy Statement.


Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership" in the Company's 2000 Proxy Statement.


Item 13:  Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the information contained under the caption "Related Transactions" in the Company's 2000 Proxy Statement.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 10-K.

(a) Documents Filed as Part of Form 10-K



        (1) Index to Financial Statements

        The Financial Statements required by this item are submitted in Item 8 of this report as follows:

             Report of Independent Accountants.
             Consolidated Balance Sheets at December 31, 1999 and 1998 Consolidated Statements of Income for the three years ended December 31, 1999 Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999 Consolidated Statements of Cash Flows for the three years ended December 31, 1999 Notes to Consolidated Financial Statements

         (2) Index to Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

         Report of Independent Accountants on Financial Statement Schedule

         (All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.)


         (3) Exhibits


         Exhibit
         No.     Description
         ---     -----------

         2.2 Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (5)

         3.1     Amended and Restated Certificate of Incorporation. (2)

         3.2     Bylaws as amended. (1)

         4.1     See Exhibit 3.1

         4.2     Specimen Common Stock certificate of the Company. (1)

         10.1 Agreement of Lease dated as of July 30, 1992, by and between the Company and The Joseph and Eda Pell Revocable Trust for the Company's new executive office in San Mateo, California. (1)

         10.2 First Addendum to Lease dated as of July 30, 1992, by and between the Company and The Joseph and Eda Pell Revocable Trust. (1)

         10.3+ License Agreement, dated as of February 9, 1990, between the Company and the Massachusetts Institute of Technology. (1)

         10.4 Amendment to License Agreement dated December 31, 1990, between the Company and the Massachusetts Institute of Technology. (1)

         Exhibit
         No.     Description
         ---     ------------

         10.5    Amendment to License Agreement dated May 29, 1991 and March 19,
                 1991,  by  and  between  the  Company  and  the   Massachusetts
                 Institute of Technology. (1)

         10.6+   Third Amendment to License Agreement dated June 1, 1992, by and
                 between  the  Company  and  the   Massachusetts   Institute  of
                 Technology. (1)

         10.7+ Custom PostScript Interpreter OEM License Agreement, dated as of March 1, 1991, by and between the Company and Adobe Systems Incorporated. (1)

         10.8++ Postscript Support Source and Object Code Distribution License Agreement, dated as of September 12, 1995, by and between the Company and Adobe Systems Incorporated.

         10.9    1989 Stock Plan of the Company. (1)

         10.10   1990 Stock Plan of the Company. (1)

         10.11   Management Graphics, Inc. 1985 Nonqualified Stock Option Plan.

         10.12   The 1999 Equity Incentive Plan. (6)

         10.13** Form of Indemnification Agreement.(1)

         10.14 Employment Agreement dated January 11, 2000 by and between Dan Avida and the Company.

         10.15 Employment Agreement dated March 8, 2000, by and between Fred Rosenzweig and the Company.

         10.16 Employment Agreement dated March 8, 2000, by and between Eric Saltzman and the Company.

         10.17 Employment Agreement dated March 8, 2000, by and between Jan Smith and the Company.

         10.18 Employment Agreement dated March 8, 2000, by and between Guy Gecht and the Company.

         10.19** Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company's corporate headquarters building to be built in Foster City, California.(4)

         10.20   Lease   Financing  of   Properties   Located  in  Foster  City,
                 California, dated as of January 18, 2000 among the Company, Societe Generale Financial Corporation and Societe Generale.

         21.1    List of Subsidiaries.

         23.1    Consent of PricewaterhouseCoopers LLP.

         24.1    Power of Attorney (see signature page)

         27      Financial Data Schedule

                 + The Company has received confidential treatment with respect to portions of these documents.

                 ++ The Company has requested confidential treatment with respect to portions of these documents.

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

                 (5) Filed as an exhibit to the Company's Report of Unscheduled Material Events on Form 8-K on September 8, 1999 (File No. 0-18805) and incorporated herein by reference.

                 (6)  Filed  as  an  exhibit  to  the   Company's   Registration
                      Statement   on  Form  S-8   (File   No.   333-88135)   and
                      incorporated herein by reference.



(b)      Reports on Form 8-K

         None filed during the quarter ended December 31, 1999.


(c)      List of Exhibits

         See Item 14 (a).


(d) Consolidated Financial Statement Schedule II for the years ended December 31, 1999, 1998 and 1997, respectively.

         See Page 45 of this Annual Report on Form 10-K.




                                             ELECTRONICS FOR IMAGING, INC.

                                                      Schedule II

                                           Valuation and Qualifying Accounts

                                               Balance at       Charged to      Charged to                   Balance at
                                               beginning        costs and         other                        end of
Description                                    of period         expenses        accounts       Deductions     period
----------------------------------------------------------------------------------------------------------------------
(In thousands)

Year Ended December 31, 1999
Allowance for doubtful accounts and
sales-related reserves                           $1,697             $200               $--        $(631)       $1,266

----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998
Allowance for doubtful accounts and
sales-related reserves                           $1,628             $250               $--        $(181)       $1,697

----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997
Allowance for doubtful accounts and
sales-related reserves                           $2,046              $29             $(150)       $(297)       $1,628

----------------------------------------------------------------------------------------------------------------------

                                                                              47

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors and Stockholders of Electronics for Imaging, Inc.

Our audits of the consolidated financial statement referred to in our report dated January 18, 2000 appearing in this Form 10-K also included an audit of the Consolidated Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Consolidated Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 18, 2000

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ELECTRONICS FOR IMAGING, INC.

March 17, 2000                       By:           /s/ Guy Gecht
                                                   -------------
                                    Guy Gecht
                                                   Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Guy Gecht and Eric Saltzman jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Form 10-K Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                              Title                                          Date
       ---------                              -----                                          ----

/s/ Guy Gecht                       Chief Executive Officer                              March 17, 2000
-------------                       (Principal Executive Officer)
    Guy Gecht

    /s/ Eric Saltzman               Chief Financial Officer and Corporate Secretary      March 17, 2000
    -----------------               (Principal Financial and Accounting Officer)
        Eric Saltzman

    /s/ Dan Avida                   Chairman of the Board                                March 17, 2000
    -------------
        Dan Avida

    /s/ Gill Cogan                  Director                                             March 17, 2000
    --------------
        Gill Cogan

    /s/ Jean-Louis Gassee           Director                                             March 17, 2000
    ---------------------
        Jean-Louis Gassee

    /s/ Dan Maydan                  Director                                             March 17, 2000
    --------------
        Dan Maydan

    /s/ Thomas Unterberg            Director                                             March 17, 2000
    --------------------
        Thomas Unterberg

                                                                              49

         Exhibit Index

         Exhibit
         No.     Description
         ---     -----------
         2.2     Agreement  and Plan of Merger and  Reorganization,  dated as of
                 July 14, 1999, among the Company, Redwood Acquisition Corp. and
                 Management Graphics, Inc. (5)

         3.1     Amended and Restated Certificate of Incorporation. (2)

         3.2     Bylaws as amended. (1)

         4.1     See Exhibit 3.1

         4.2     Specimen Common Stock certificate of the Company. (1)

         10.1 Agreement of Lease dated as of July 30, 1992, by and between the Company and The Joseph and Eda Pell Revocable Trust for the Company's new executive office in San Mateo, California. (1)

         10.2 First Addendum to Lease dated as of July 30, 1992, by and between the Company and The Joseph and Eda Pell Revocable Trust. (1)

         10.3+ License Agreement, dated as of February 9, 1990, between the Company and the Massachusetts Institute of Technology. (1)

         10.4 Amendment to License Agreement dated December 31, 1990, between the Company and the Massachusetts Institute of Technology. (1)

         10.5    Amendment to License Agreement dated May 29, 1991 and March 19,
                 1991,  by  and  between  the  Company  and  the   Massachusetts
                 Institute of Technology. (1)

         10.6+   Third Amendment to License Agreement dated June 1, 1992, by and
                 between  the  Company  and  the   Massachusetts   Institute  of
                 Technology. (1)

         10.7+ Custom PostScript Interpreter OEM License Agreement, dated as of March 1, 1991, by and between the Company and Adobe Systems Incorporated. (1)

         10.8++ Postscript Support Source and Object Code Distribution License Agreement, dated as of September 12, 1995, by and between the Company and Adobe Systems Incorporated.

         10.9    1989 Stock Plan of the Company. (1)

         10.10   1990 Stock Plan of the Company. (1)

         10.11   Management Graphics, Inc. 1985 Nonqualified Stock Option Plan.

         10.12   The 1999 Equity Incentive Plan. (6)

         10.13** Form of Indemnification Agreement.(1)

         10.14 Employment Agreement dated January 11, 2000 by and between Dan Avida and the Company.

         10.15 Employment Agreement dated March 8, 2000, by and between Fred Rosenzweig and the Company.

         10.16 Employment Agreement dated March 8, 2000, by and between Eric Saltzman and the Company.

         10.17 Employment Agreement dated March 8, 2000, by and between Jan Smith and the Company. Exhibit No. Description

         10.18 Employment Agreement dated March 8, 2000, by and between Guy Gecht and the Company.

         10.19** Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company's corporate headquarters building to be built in Foster City, California.(4)

         10.20   Lease   Financing  of   Properties   Located  in  Foster  City,
                 California, dated as of January 18, 2000 among the Company, Societe Generale Financial Corporation and Societe Generale.

         21.1    List of Subsidiaries.

         23.1    Consent of PricewaterhouseCoopers LLP.

         24.2    Power of Attorney (see signature page)

         27      Financial Data Schedule

                 + The Company has received confidential treatment with respect to portions of these documents.

                 ++ The Company has requested confidential treatment with respect to portions of these documents.


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

                 (5) Filed as an exhibit to the Company's Report of Unscheduled Material Events on Form 8-K on September 8, 1999 (File No. 0-18805) and incorporated herein by reference.

                 (6)  Filed  as  an  exhibit  to  the   Company's   Registration
                      Statement   on  Form  S-8   (File   No.   333-88135)   and
                      incorporated herein by reference.