Form 10-Q
period 2000-03-31
ELECTRONICS FOR IMAGING INC
filed 2000-05-12
CIK 867374

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   [ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of Common Stock outstanding as of Apri1 30, 2000 was 56,138,710.

An Exhibit Index can be found on Page 25.

                          ELECTRONICS FOR IMAGING, INC.

                                      INDEX

                                                                        Page No.

PART I - Financial Information

Item 1.     Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets

                     Three Months Ended March 31, 2000 and 1999...............3

                Condensed Consolidated Statements of Income

                     March 31, 2000 and December 31, 1999 ....................4

                Condensed Consolidated Statements of Cash Flows

                     Three Months Ended March 31, 2000 and 1999...............5

                Notes to Condensed Consolidated Financial Statements .........6


Item 2.     Management's Discussion and Analysis of Financial

            Condition and Results of Operations .............................10


Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......22



PART II - Other Information

Item 1.     Legal Proceedings ...............................................23

Item 2.     Changes in Securities and Use of Proceeds .......................23

Item 3.     Defaults Upon Senior Securities .................................23

Item 4.     Submission of Matters to a Vote of Security Holders..............23

Item 5.     Other Information ...............................................23

Item 6.     Exhibits and Reports on Form 8-K ................................23


Signatures ..................................................................24

PART I Financial Information

ITEM 1. Condensed Consolidated Financial Statements

                          Electronics for Imaging, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)
                                                                    March 31,           December 31,
(In thousands, except share and per share amounts)                    2000                  1999
-----------------------------------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents                                            $    138,644   $    163,824
Short-term investments                                                    355,161        306,504
Accounts receivable, net                                                   93,805         81,904
Inventories                                                                12,723         11,878
Other current assets                                                       29,504         24,902
-----------------------------------------------------------------------------------------------------
          Total current assets                                            629,837        589,012
-----------------------------------------------------------------------------------------------------
Property and equipment, net                                                50,340         49,776
Other assets                                                               16,664         17,287
-----------------------------------------------------------------------------------------------------
                    Total assets                                     $    696,841   $    656,075
-----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                     $     48,653         47,102
Accrued and other liabilities                                              29,623         29,771
Income taxes payable                                                       25,119         24,548
-----------------------------------------------------------------------------------------------------
          Total current liabilities                                       103,395        101,421
-----------------------------------------------------------------------------------------------------
Long - term obligations, less current portion                               3,467          3,467

Stockholders' equity:

Preferred stock, $.01 par value; 5,000,000 shares authorized; none
      issued and outstanding                                                 --             --
Commonstock,  $.01 par value; 150,000,000 shares
      authorized; 56,119,265 and  55,722,214 shares issued and
      outstanding, respectively                                               561            557
Additional paid-in capital                                                214,272        200,907
Retained earnings                                                         375,146        349,723
-----------------------------------------------------------------------------------------------------
          Total stockholders' equity                                      589,979        551,187
-----------------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity       $    696,841   $    656,075

See accompanying notes to consolidated financial statements

                          Electronics for Imaging, Inc.
                        Consolidated Statements of Income
                                   (unaudited)
                                                            Three Months
                                                           Ended March 31,
(In thousands, except per share amounts)                2000            1999
--------------------------------------------------------------------------------

Revenue                                              $ 151,515        $ 124,204
Cost of revenue                                         77,903           65,549
--------------------------------------------------------------------------------
Gross profit                                            73,612           58,655
--------------------------------------------------------------------------------
Operating expenses:
Research and development                                19,778           16,953
Sales and marketing                                     16,355           14,802
General and administrative                               5,035            4,206
                                                     ---------        ---------

Total operating expenses                                41,168           35,961
--------------------------------------------------------------------------------
Income from operations                                  32,444           22,694
--------------------------------------------------------------------------------
Other income, net                                        5,501            3,475
                                                     ---------        ---------

Income before income taxes                              37,945           26,169
Provision for income taxes                             (12,522)          (8,883)
--------------------------------------------------------------------------------
Net income                                           $  25,423        $  17,286
--------------------------------------------------------------------------------
Net income per basic common share                    $    0.45        $    0.32
Shares used in per-share calculation                    55,921           54,140
Net income per diluted common share                  $    0.44        $    0.31
Shares used in per-share calculation                    58,202           56,028
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                          Electronics for Imaging, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                       Three Months
                                                                      Ended March 31,
(In thousands)                                                     2000             1999
-----------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                        $  25,423    $  17,286
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                     4,116        3,470
    Change in reserve for bad debts                                     156          (26)
    Other                                                                (6)         (32)

    Changes in operating assets and liabilities:

        Accounts receivable                                         (12,057)      (8,428)
        Inventories                                                    (845)       3,600
        Receivable from subcontract manufacturers                    (2,422)         702
        Other current assets                                            429          411
        Accounts payable and accrued liabilities                      1,074        5,866
        Income taxes payable                                          3,471        8,345
-----------------------------------------------------------------------------------------
    Net cash provided by operating activities                        19,339       31,194
-----------------------------------------------------------------------------------------
Cash flows from investing activities:

Purchases and sales / maturities of short-term investments, net     (48,782)       8,643
Investment in property and equipment, net                            (4,371)      (2,866)
Purchase of other assets                                                314           11
-----------------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities            (52,839)       5,788
-----------------------------------------------------------------------------------------
Cash flows from financing activities:

Repayment of long-term obligations                                     (224)         (44)
Issuance of common stock                                              8,544        4,962
-----------------------------------------------------------------------------------------
    Net cash provided by financing activities                         8,320        4,918
-----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    (25,180)      41,900
Cash and cash equivalents at beginning of year                      163,824       58,909
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $ 138,644    $ 100,809
-----------------------------------------------------------------------------------------

    See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Notes to unaudited Consolidated Financial Statements

1.       Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the "Company"), as of and for the interim period ended March 31, 2000, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1999, contained in the Company's Annual Report to Stockholders. All periods presented have been restated to include the financial results of the company formerly known as Management Graphics Inc. that was acquired by the Company on August 31, 1999 in a pooling of interests transaction as if the acquired entity was a wholly-owned subsidiary of the Company since inception. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and notes thereto.

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

The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended March 31, 2000 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2.       Accounting for Derivative Instruments and Hedging

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133". SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company is currently studying the provisions of the SFAS 133 and the potential impact it may have on its financial statements.

3.       Earnings Per Share

The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:

                                                    Three Months Ended March 31,
(In thousands, unaudited)                             2000              1999
--------------------------------------------------------------------------------

Net income available to common shareholders          $25,423          $17,286

Shares

   Basic shares                                       55,921           54,140
   Effect of Dilutive Securities                       2,281            1,888
                                                     -------          -------

Diluted shares                                        58,202           56,028
--------------------------------------------------------------------------------

Earnings per common share

   Basic EPS                                         $  0.45          $  0.32
   Diluted EPS                                       $  0.44          $  0.31
--------------------------------------------------------------------------------

4.       Balance Sheet Components

                                                               March 31,
(In thousands, unaudited)                                 2000          1999
--------------------------------------------------------------------------------

Accounts receivable:

Accounts receivable                                     $  95,227     $  83,170
Less reserves and allowances                               (1,422)       (1,266)
                                                        ---------     ---------
                                                        $  93,805     $  81,904
--------------------------------------------------------------------------------
Inventories:

Raw materials                                           $  10,316     $  10,844
Work in process                                                25            33
Finished goods                                              2,382         1,001
                                                        ---------     ---------
                                                        $  12,723     $  11,878
--------------------------------------------------------------------------------
Other current assets:

Receivable from subcontract manufacturers               $   7,164     $   4,742
Deferred income taxes, current portion                     17,381        14,772
Other                                                       4,959         5,388
                                                        ---------     ---------
                                                        $  29,504     $  24,902
--------------------------------------------------------------------------------
Property and equipment:

Land and land improvements                              $  28,740     $  27,681
Equipment and purchased software                           61,568        59,499
Furniture and leasehold improvements                       14,108        13,261
                                                        ---------     ---------
                                                          104,416       100,441
Less accumulated depreciation and amortization            (54,076)      (50,665)
                                                        ---------     ---------
                                                        $  50,340     $  49,776
--------------------------------------------------------------------------------
Other assets:
Deferred income taxes, non-current portion              $  14,915     $  14,915
Other                                                       1,749         2,372
                                                        ---------     ---------
                                                        $  16,664     $  17,287
--------------------------------------------------------------------------------
Accrued and other liabilities:

Accrued product-related obligations                     $   7,207     $   7,809
Accrued royalty payments                                    7,944         7,327
Accrued compensation and benefits                           7,587         7,263
Other accrued liabilities                                   6,885         7,372
                                                        ---------     ---------
                                                        $  29,623     $  29,771
--------------------------------------------------------------------------------

5.       Legal Proceedings

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis and the audited consolidated financial statements of Electronics for Imaging, Inc. (the "Company") and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. All periods presented have been restated to include the financial results of the company formerly known as Management Graphics Inc. that was acquired by the Company on August 31, 1999 in a pooling of interests transaction as if the acquired entity was a wholly-owned subsidiary of Electronics For Imaging, Inc. since inception. Results for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the entire fiscal year ended December 31, 2000. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company's results, please see the section entitled "Factors that Could Adversely Affect Performance" below and in the Company's 1999 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Results of Operations

Revenue

Revenue increased by 22% to $151.5 million in the three month period ended March 31, 2000, compared to $124.2 million in the three month period ended March 31, 1999. The corresponding unit volume increased by 30%. The increase in revenue was primarily due to significant increases in unit volumes, positive market acceptance of new product introductions and the impact of new customers, partially offset by price reductions on older product lines following new product introductions and a decline in average selling prices due to changes in product mix.

The Company's revenue is principally derived from three major categories. The first category is made up of stand-alone servers which connect digital color copiers with computer networks. This category includes the Fiery X2, X4, ZX and Z4 products and accounted for a majority of the Company's revenue prior to 1998. The second category consists of embedded desktop controllers, bundled color solutions and chipsets primarily for the office market. The third category consists of controllers for digital black and white products.


The following is a break-down of categories by revenue, both in terms of absolute dollars and as a percentage (%) of total revenue. Also shown is volume as a percentage (%) of total units shipped.

Revenue                             Three Months Ended       Three Months Ended
(in thousands)                        March 31, 2000           March 31, 1999       % change
---------------------------------------------------------------------------------------------

Stand-alone Servers Connecting
    to Digital Color Copiers        $ 73,747      49%      $ 62,221         50%         19%

Embedded Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions               33,214      22%        31,664         25%          5%

Controllers for Digital
    Black and White Solutions         26,828      18%        16,794         14%         60%

Spares, Licensing
    & Other misc. sources             17,726      11%        13,525         11%         31%
---------------------------------------------------------------------------------------------
Total Revenue                       $151,515     100%      $124,204        100%         22%
---------------------------------------------------------------------------------------------

                                    Three Months Ended        Three Months Ended
Volume                                March 31, 2000            March 31, 1999
--------------------------------------------------------------------------------

Stand-alone Servers Connecting
    to Digital Color Copiers               21%                      16%

Embedded Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions                    50%                      58%

Controllers for Digital
    Black and White Solutions              29%                      26%

Spares, Licensing
    & Other misc. sources                 --                       --
--------------------------------------------------------------------------------
Total Volume                              100%                     100%
--------------------------------------------------------------------------------

Growth in revenue for the three months ended March 31, 2000 primarily took place in the category of stand-alone servers connecting to digital color copiers and in the category of controllers for digital black and white solutions.

The category of stand-alone servers connecting to digital color copiers made up 49% of total revenue and 20% of total unit volume for the three month period ended March 31, 2000. For the same period a year ago, it made up 50% of total revenue and 16% of total unit volume. The products in this category continue to offer higher margins relative to the other product lines. The desktop product category made up 22% of total revenue and 48% of total unit volume in the first quarter of 2000. It made up 25% of total revenue and 58% of total unit volume in the first quarter of 1999. These products, except for the chipset solutions, are generally characterized by much higher unit volumes but lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. The chipset solutions can be characterized by lower unit prices but significantly higher per unit margins compared to the traditional stand-alone server line of products. The black and white product category made up 18% of total revenue and 28% of total unit volume in the three month period ended March 31, 2000. In the three month period ended March 31, 1999, it made up 14% of total revenue and 26% of total unit volume. This product category also can be characterized by much higher unit volumes and lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. To the extent these categories do not grow over time in absolute terms, or if the Company is not able to meet demand for higher unit volumes, it could have a material adverse effect on the Company's operating results. There can be no assurance that any new products for 2000 will be qualified by all the OEMs, or that they will successfully compete, or be accepted by the market, or otherwise be able to effectively replace the volume of revenue and/or income from the older products.

The Company also believes that in addition to the factors described above, price reductions for all of its products will affect revenues in the future. The Company has made and may in the future make price reductions for its products. Depending upon the price-elasticity of demand for the Company's products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company's revenues and profits. If the Company is not able to compensate for lower gross margins that result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the Company's revenue in the future depends more upon sales of products with relatively lower gross margins than the Company obtained in the first quarter of 2000 (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

Shipments by geographic area for the three months period ended March 31, 2000 and March 31, 1999 were as follows:

                            Three Months ended March 31,               % change
                                                                        Q1 2000
                                                                           over
(In thousands)            2000                      1999                Q1 1999
-------------------------------------------------------------------------------

North America          $73,935     49%           $56,784     46%            30%
Europe                  52,849     35%            42,690     34%            24%
Japan                   18,727     12%            22,175     18%          (16)%
Rest of World            6,004      4%             2,555      2%           135%
-------------------------------------------------------------------------------
                      $151,515    100%          $124,204    100%            22%
-------------------------------------------------------------------------------


Shipments to each geographic area increased significantly in all areas except for Japan. The Rest of World, North America and Europe experienced an increase of 135%, 30% and 24% for the three month period ended March 31, 2000 compared to the three month period ended March 31, 1999. The Rest of World region is predominantly represented by the Southeast Asian countries and the significant increase from the prior year first quarter is a reflection of the successful introduction of new products. Japan experienced a decrease of 16% for the three month period ended March 31, 2000 compared to the three months period ended March 31, 1999, which the Company believes is due to difficult economic conditions that primarily changed the product mix, shifting more sales to lower priced units. Changes in worldwide economic conditions may have an adverse impact on the Company's results of operations in the future.

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

Substantially all of the revenue for the last three years was attributable to sales of products through the Company's OEM channels with such partners as Canon, Encad, Epson, Fuji-Xerox, Hewlett-Packard, Kodak/Danka Business Systems, Konica, Lanier, Minolta, Oce, Ricoh, Sharp, Toshiba, Xerox and others. During 2000, the Company has continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with OEM partners. The Company relied on three OEM customers, Canon, Xerox and Ricoh for 68% of its revenue in the aggregate for the three month period ended March 31, 2000 and Canon, Xerox and Minolta for 68% of its revenue for the three month period ended March 31,1999. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations. In addition, no assurance can be given that the Company's relationships with these OEM partners will continue.

During the first quarter of 2000, the Company launched the Velocity brand of software products as well as announced the launch of the professional services business. The Company continues to work on the development of products utilizing both the Fiery architecture and other products and services and intends to continue to introduce new generations of Fiery products and other new product lines and services with current and new OEM's in 2000 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products or services will be successful.

Cost of Revenue

Fiery color servers as well as embedded desktop controllers and digital black and white products are manufactured by third-party manufacturers who purchase most of the necessary components. The Company directly sources processors, memory, certain ASICs, and software licensed from various sources, including PostScript interpreter software, which the Company licenses from Adobe Systems, Inc.

Included in cost of revenue as well as operating expenses for the three month period ended March 31, 1999 are one-time costs of moving to the Company's new corporate headquarters in Foster City, California. Total moving costs for the three month period March 31, 1999 amounted to $1.8 million of which approximately $0.2 million related to cost of revenue.

Gross Margins

The Company's gross margins were 49% and 47% for the three month periods ended March 31, 2000 and March 31, 1999, respectively. The increase in gross margin was attributable to volume driven economies of scale as well as increased outsourcing of manufacturing operations to lower cost subcontract manufacturers.

The Company expects that sales of products with relatively lower margins may increase as a percentage of revenue. Such products include embedded products for both desktop printers and copiers, embedded controllers for black-and-white copiers and older products for which prices are reduced during product transitions. If such sales increase as a percentage of the Company's revenue, gross margins may decline. In addition, the Company expects to be subject to pressures to reduce prices, and as a result, gross margins for all of its products may be lower and therefore the Company's ability to maintain current gross margins may not continue.

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

Operating Expenses

Operating expenses increased by 14% in the three month period ended March 31, 2000 compared to the three month period ended March 31, 1999. Operating expenses as a percentage of revenue amounted to 27% and 29% for the three month periods ended March 31, 2000 and March 31, 1999, respectively. Increases in operating expenses in absolute dollars of $5.2 million, were primarily caused by costs associated with the development and introduction of new products and the hiring of additional full time employees to support the growing business (a net increase of 71 people at March 31, 2000 over March 31, 1999). The Company has hired additional employees to support product development as well as to support expanded operations.

Operating expenses for the three month period ended March 31, 1999 included non-recurring expenses in connection with the Company's move to a new central facility in Foster City, California. Total moving costs amounted to $1.8 million of which approximately $0.2 million related to cost of revenue. Excluding the moving costs, operating expenses as a percentage of revenue for the three month period ended March 31, 1999 amounted to 28%. The slight decrease in operating expenses as a percentage of revenue is a result of the Company's successful spending control as well as the leverage realized from additional revenue in the black and white and embedded, bundled and chipset categories which require less support.

The Company anticipates that operating expenses will continue to grow and may increase both in absolute dollars and as a percentage of revenue.

The components of operating expenses are detailed below.

           Research and Development

           Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $19.8 million or 13% of revenue for the three month period ended March 31, 2000 compared to $17.0 million or 14% of revenue for the three month period ended March 31, 1999. The 17% increase in research and development expenses from the prior year first quarter was mainly due to additional headcount and component expenses for prototype development. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and new product development efforts. Accordingly, the Company expects that its research and development expenses may continue to increase in absolute dollars and also as a percentage of revenue.

           Sales and Marketing

           Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for the three month period ended March 31, 2000 were $16.4 million or 11% of revenue compared to $14.8 million or 12% of revenue for the three months ended March 31, 1999. Sales and marketing expenses increased by 10% in absolute dollars, however decreased as a percentage of revenue during the two periods. The increase in absolute dollars of $1.6 million is due primarily to increased salary expenses caused by an increased headcount of 6%. The decrease as a percentage of revenue from the three month period ended March 31, 2000 compared to March 31, 1999, is due to the fact that the gravitation toward desktop and embedded products require less support from the Company as the OEMs take over some of the financial responsibilities for the support.

           The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, launch new products and services and continue to build its sales and marketing organization, particularly in Europe and Asia Pacific, including Japan. This increase might not proportionally increase with increases in volume if the Company's sales continue to gravitate toward desktop and embedded products, which require less support from the Company as the OEM partners take over this role.

           General and Administrative

           General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $5.0 million or 3% of revenue for the three month period ended March 31, 2000, compared to $4.2 million or 3% of revenue for the three month period ended March 31, 1999. While general and administrative expenses have remained relatively constant as a percentage of total revenue, these expenses have increased in absolute dollars. The increase of $0.8 million was primarily due to the increase in headcount to support the needs of the growing Company's operations, including the use of outside consultants. The Company expects that its general and administrative expenses may continue to increase in absolute dollars and possibly also as a percentage of revenue in order to support the Company's efforts to grow its business.

Other Income

Other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income of $5.5 million for the three month period ended March 31, 2000 increased by 58% from $3.5 million for the three month period ended March 31, 1999. The increase is due to a 40% increase of the average investment balance for the three month period ended March 31, 2000 as compared to the three month period ended March 31, 1999, as well as a higher return on investments as a result of more favorable market interest rates in the first quarter of 2000 as compared to the first quarter of 1999.

Income Taxes

The Company's effective tax rate was 33% for the three month period ended March 31, 2000 and 34% for the three month period ended March 31, 1999. In each of these periods, the Company benefited from tax-exempt interest income, foreign sales, and the utilization of the research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. The Company currently anticipates that the tax rate for the remainder of 2000 will remain approximately 33%.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased by $23.5 million to $493.8 million as of March 31, 2000, from $470.3 million as of December 31,1999. Working capital increased by $38.8 million to $526.4 million as of March 31, 2000, up from $487.6 million as of December 31, 1999. These increases are primarily the result of net income, changes of balance sheet components and the exercise of employee stock options.

Net cash provided by operating activities was $19.3 million for the three month period ended March 31, 2000. The Company has continued to invest cash in short-term investments, mainly municipal securities. Purchases in excess of sales of short-term investments were $48.8 million for the three month period ended March 31, 2000. The Company's capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company's operations. The Company purchased approximately $4.4 million of such equipment and furniture during the three month period ended March 31, 2000.

In 1997, the Company began development of a corporate campus on a 35-acre parcel of land in Foster City, California. During 1997 the Company spent approximately $27.0 million on the land and associated improvement costs. During 1998 the Company spent approximately $0.3 million on land improvement costs. In addition to purchasing the land, the Company entered into an agreement to lease a ten-story 295,000 square foot building to be constructed on the site. The lessor of the building committed to fund the construction of the building which amounted to $57.0 million. Rent payments for the building commenced in July 1999, the time the construction was completed. Rent payments bear a direct relationship to the carrying cost of the commitment amount. The initial term of the lease is 7 years with options to purchase at any time. Also in conjunction with the lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years. The Company has guaranteed a residual value associated with the building to the lessor of 82% of the lessor's funding. If the Company defaults on the lease, does not renew the lease, does not purchase the building or does not arrange for a third party purchase of the building at the end of the lease term, it may be liable to the lessor for the amount of the residual guarantee. As part of the lease agreement the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities ($69.4 million at March 31, 2000) to be held in proportion to the amount drawn in order to secure a more favorable lease rate and avoid other covenant restrictions. The Company may use these funds at any time, but their release would also result in an increase to the lease rate and the imposition of additional financial covenant restrictions.

On December 29, 1999, the Company entered into an agreement to lease additional facilities, for up to 543,000 square feet, to be constructed on the property that the Company owns in Foster City, California. The lessor of the building has committed to fund up to a maximum of $137.0 million for the construction of the facilities, with the portion of the committed amount actually used for construction to be determined by the Company. The construction of the additional facilities is scheduled to be completed over the next 36 months. Rent obligations for the building will bear a direct relationship to the carrying cost of the commitments drawn down. Construction of the facilities began in January 2000.

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

As part of this agreement, the Company must maintain a minimum tangible net worth. In addition, the Company has committed to pledge certain securities in proportion to the amount drawn against the commitment to be held in a custodial account as collateral to ensure fulfillment of the obligations to the lessor under the lease agreement. As of March 31, 2000, the Company has pledged $1.7 million in marketable securities as collateral. The Company may invest these funds in certain securities and receive the full benefit of the investment, however the funds are restricted as to withdrawal at all times.

Net cash provided by financing activities of $8.3 million in the three month period ended March 31, 2000, was primarily the result of exercises of common stock options and the tax benefits to the Company associated with those exercises.

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

The Company, along with its directors and certain officers and employees, has been named in class action lawsuits filed in both the San Mateo County Superior Court and the United States District Court for the Northern District of California. The lawsuits are all related to the precipitous decline in the trading price of the Company's stock that occurred in December 1997. The Company believes the lawsuits are without merit and is contesting them vigorously, but there can be no assurance that if damages are ultimately awarded against the Company, the litigation will not adversely affect the Company's results of operations.

The Company believes that its existing capital resources, together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 2001.

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

If the demand for products that enable printing of digital data decreases, our sales revenue may decrease

Our products are primarily targeted at enabling the printing of digital data. If demand for this service declines, or if the demand for our OEM's specific printers or copiers that our products are designed for should decline, our sales revenue may be adversely affected. Although demand for networked printers and copiers has increased in recent years, we cannot assure you that such demand will continue, nor can we control whether the demand will continue for the specific OEM printers and copiers that utilize our products will continue. We believe that demand for our products may also be affected by a variety of economic conditions and considerations, and we cannot assure you that demand for our products will continue at current levels.

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

We face risks from our international operations and from currency fluctuations

Approximately 51% and 54% of our revenue from the sale of products for the three month periods ended March 31, 2000 and March 21, 1999, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. You should be aware that we are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2000, the Company had one outstanding forward foreign exchange contract to sell Yen equivalent to approximately $88,000 with an expiration date of April 28, 2000. The estimated fair value of the foreign currency contract represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. As of March 31, 2000, the difference between the fair value of the outstanding contract and the contract amount was immaterial. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase of the amount of Yen to purchase one US Dollar. A 10% fluctuation in the exchange rate for this currency would change the fair value by approximately $8,000. However, since the contract hedges foreign currency denominated transactions, any change in the fair value of the contract would be offset by changes in the underlying value of the transactions being hedged.

Interest Rate Risk

The fair value of the Company's cash portfolio at March 31, 2000, approximated carrying value. Market risk was estimated as the potential decrease in fair value resulting from an instantaneous hypothetical 100 basis-point increase in interest rates for any debt instruments in the Company's investment portfolio. As of March 31, 2000, the Company's cash and short-term investment portfolio includes debt securities of $427.8 million subject to interest rate risk. A 100 basis-point increase in market interest rates would result in a decrease of fair value of approximately $4.3 million.

The fair value of the Company's long-term debt, including current maturities, was estimated to be $3.8 million as of March 31, 2000, and equaled the carrying value. The Company's long-term debt requires interest payments based on a variable rate and therefore is subject to interest rate risk. A 10% fluctuation in interest rates would not have a material effect on the fair value of the outstanding long-term debt of the Company as of March 31, 2000.

PART II           Other Information

     ITEM 1.          LEGAL PROCEEDINGS

Not applicable.


     ITEM 2.          CHANGE IN SECURITIES AND USE OF PROCEEDS

Not applicable.

     ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

     ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

     ITEM 5.          OTHER INFORMATION

Not applicable.


     ITEM 6.          Exhibits and Reports on Form 8-K

(a)      Exhibits*

                  Exhibit 10.14** Employment Agreement dated January 11, 2000 by and between Dan Avida and the Company.

                  Exhibit 10.15** Employment Agreement dated March 8, 2000, by and between Fred Rosenzweig and the Company.

                  Exhibit 10.16** Employment Agreement dated March 8, 2000, by and between Eric Saltzman and the Company.

                  Exhibit 10.17** Employment Agreement dated March 8, 2000, by and between Jan Smith and the Company.

                  Exhibit 10.18** Employment Agreement dated March 8, 2000, by and between Guy Gecht and the Company.

                  Exhibit 10.20 Lease Financing of Properties Located in Foster City, California, dated as of January 18, 2000 among the Company, Societe Generale Financial Corporation and Societe Generale.

                  Exhibit 27.1      Financial Data Schedule

                    * Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are incorporated herein by reference.

                    ** Items that are management contracts or compensatory plans or arrangements that are required to be filed as exhibits pursuant to Item 6(a) of Form 10Q.

         (b)  Reports on Form 8-K

                      None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ELECTRONICS FOR IMAGING, INC.

Date:  May 12, 2000


                                    By/s/Guy Gecht
                                    --------------------------------------------
                                    Guy Gecht
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                    By/s/Joseph Cutts
                                    --------------------------------------------
                                    Joseph Cutts
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX*

           No.                      Description
           ---                      -----------

           Exhibit 10.14** Employment Agreement dated January 11, 2000 by and between Dan Avida and the Company.

           Exhibit 10.15** Employment Agreement dated March 8, 2000, by and between Fred Rosenzweig and the Company.

           Exhibit 10.16** Employment Agreement dated March 8, 2000, by and between Eric Saltzman and the Company.

           Exhibit 10.17** Employment Agreement dated March 8, 2000, by and between Jan Smith and the Company.

           Exhibit 10.18** Employment Agreement dated March 8, 2000, by and between Guy Gecht and the Company.

           Exhibit 10.20 Lease Financing of Properties Located in Foster City, California, dated as of January 18, 2000 among the Company, Societe Generale Financial Corporation and Societe Generale.

           Exhibit 27.1             Financial Data Schedule

           * Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are incorporated herein by reference.

           ** Items that are management contracts or compensatory plans or arrangements that are required to be filed as exhibits pursuant to
           Item 6(a) of Form 10Q.