Form 10-Q
period 2000-06-30
ELECTRONICS FOR IMAGING INC
filed 2000-08-14
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of Common Stock outstanding as of July 31, 2000 was 54,651,566.


An Exhibit Index can be found on Page 25.

                          ELECTRONICS FOR IMAGING, INC.

                                      INDEX



                                                                        Page No.

PART I - Financial Information

Item 1. Condensed Consolidated Financial Statements

              Condensed Consolidated Statements of Income
                  Three and Six Months Ended June 30, 2000 and 1999............3

              Condensed Consolidated Balance Sheets
                  June 30, 2000 and December 31, 1999 .........................4

              Condensed Consolidated Statements of Cash Flows
                  Three and Six Months Ended June 30, 2000 and 1999............5

              Notes to Condensed Consolidated Financial Statements ............6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...................................9


Item 3. Quantitative and Qualitative Disclosures About Market Risk............21



PART II - Other Information

Item 1. Legal Proceedings ....................................................22

Item 2. Changes in Securities and Use of Proceeds ............................22

Item 3. Defaults Upon Senior Securities ......................................22

Item 4. Submission of Matters to a Vote of Security Holders...................22

Item 5. Other Information ....................................................22

Item 6. Exhibits and Reports on Form 8-K .....................................22


Signatures ...................................................................24

PART I            Financial Information

     ITEM 1.          Condensed Consolidated Financial Statements

                                              ELECTRONICS FOR IMAGING, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)


                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                       ---------------------               ---------------------
  (in thousands, except per share amounts)              2000            1999                2000            1999
-----------------------------------------------------------------------------------------------------------------------
Revenue                                            $   152,176     $   140,686         $   303,691     $    264,890
Cost of revenue                                         79,233          71,426             157,136          136,975

-----------------------------------------------------------------------------------------------------------------------
Gross profit                                            72,943          69,260             146,555          127,915

-----------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Research and development                             22,176          18,228              41,954           35,181
   Sales and marketing                                  15,947          14,633              32,302           29,435
   General and administrative                            6,368           4,755              11,403            8,961
                                                         -----           -----              ------            -----

                                                        44,491          37,616              85,659           73,577

-----------------------------------------------------------------------------------------------------------------------

     Income from operations                             28,452          31,644              60,896           54,338

-----------------------------------------------------------------------------------------------------------------------
Other income, net                                        5,626           3,996              11,128            7,471
                                                         -----           -----              ------            -----

     Income before income taxes                         34,078          35,640              72,024           61,809

Provision for income taxes                              11,246          12,116              23,768           20,999

-----------------------------------------------------------------------------------------------------------------------
     Net income                                    $    22,832     $    23,524         $    48,256     $     40,810

-----------------------------------------------------------------------------------------------------------------------
Net income per basic common share                  $      0.41     $      0.43         $      0.86     $       0.75

Shares used in per share
   calculation (basic)                                  55,997          54,698              55,906           54,543


Net income per diluted common share                $      0.40     $      0.41         $      0.84     $       0.72

Shares used in per share
   calculation (diluted)                                57,497          56,958              57,404           56,803

-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                         ELECTRONICS FOR IMAGING, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)

                                                                     June 30,                December 31,
    (in thousands, except per share amounts)                           2000                      1999
--------------------------------------------------------------------------------------------------------------
                                                                     (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                          $   80,517                $  163,824
   Short-term investments                                                375,789                   306,504
   Accounts receivable, net                                               96,304                    81,904
   Inventories                                                            13,391                    11,878
   Other current assets                                                   35,355                    24,902

--------------------------------------------------------------------------------------------------------------
     Total current assets                                                601,356                   589,012

--------------------------------------------------------------------------------------------------------------
Property and equipment, net                                               50,872                    49,776
Other assets                                                              16,338                    17,287

--------------------------------------------------------------------------------------------------------------
     Total assets                                                     $  668,566                $  656,075

--------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $   46,967                $   47,102
   Accrued and other liabilities                                          27,403                    29,771
   Income taxes payable                                                   13,908                    24,548

--------------------------------------------------------------------------------------------------------------
     Total current liabilities                                            88,278                   101,421

--------------------------------------------------------------------------------------------------------------
Long-term debt                                                             3,308                     3,467

Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000,000 shares
     authorized; none issued and outstanding                               --                        --
   Common Stock, $.01 par value, 150,000,000 shares
      authorized; 56,457,445 and 55,722,214 shares issued,
      respectively                                                           565                       557
   Additional paid-in capital                                            222,555                   200,907
   Retained earnings                                                     397,978                   349,723
   Common stock held in treasury, at cost                                (44,118)                    --

--------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                          576,980                   551,187

--------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                       $  668,566                $  656,075

--------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                         ELECTRONICS FOR IMAGING, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)
                                                                                 Six Months Ended June 30,
   (in thousands)                                                                 2000              1999
--------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                                     $  48,256          $ 40,810
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                                  6,614             6,768
    Change in reserve for bad debts                                                  312              (204)
    Deferred income tax                                                           (2,495)             (285)
    Other                                                                            (12)              (76)

    Changes in operating assets and liabilities:
        Accounts receivable                                                      (14,714)          (10,383)
        Inventories                                                               (1,513)            5,924
        Receivable from subcontract manufacturers                                 (4,472)            1,142
        Other current assets                                                      (1,117)              813
        Accounts payable and accrued liabilities                                  (2,607)           14,218
        Income taxes payable                                                      (2,869)            7,268


--------------------------------------------------------------------------------------------------------------

    Net cash provided by operating activities                                     25,383            65,995

--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Purchases and sales / maturities of short-term investments, net                  (68,667)           22,039
Investment in property and equipment, net                                         (7,349)           (8,912)
Purchase of other assets                                                             582               219

--------------------------------------------------------------------------------------------------------------

    Net cash provided by (used for) investing activities                         (75,434)           13,346

--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

Repayment of long-term obligations                                                  (607)             (208)
Issuance of common stock                                                          11,469            16,469
Repurchase of common stock                                                       (44,118)             --

--------------------------------------------------------------------------------------------------------------

    Net cash provided by (used for) financing activities                         (33,256)           16,261

--------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                 (83,307)           95,602
Cash and cash equivalents at beginning of year                                   163,824            58,909

--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                       $  80,517          $154,511

--------------------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                          Electronics for Imaging, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the "Company"), as of and for the interim period ended June 30, 2000, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1999, contained in the Company's Annual Report to Stockholders. All periods presented have been restated to include the financial results of the company formerly known as Management Graphics Inc. that was acquired by the Company on August 31, 1999 in a pooling of interests transaction as if the acquired entity was a wholly-owned subsidiary of the Company since inception. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto.

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

The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or the full year.


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

3. Earnings Per Share

The following table represents disclosures of basic and diluted earnings per share for the periods presented below:

                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                 ---------------------------         ----------------------------
(in thousands, except per share amounts), (unaudited)  2000          1999                2000            1999
--------------------------------------------------------------------------------------------------------------------
         Net income available to
              common shareholders                $   22,832      $   23,524          $   48,256      $   40,810

--------------------------------------------------------------------------------------------------------------------
         Shares
              Basic shares                           55,997          54,698              55,906          54,543
              Effect of Dilutive Securities           1,500           2,260               1,498           2,260
                                                      -----           -----               -----           -----
              Diluted shares                         57,497          56,958              57,404          56,803

--------------------------------------------------------------------------------------------------------------------
         Earnings per common share
              Basic EPS                          $     0.41      $     0.43          $     0.86      $     0.75
              Diluted EPS                        $     0.40      $     0.41          $     0.84      $     0.72
--------------------------------------------------------------------------------------------------------------------

                                        6

         Options to purchase 4,594,649 and 249,300 shares of common stock as of June 30, 2000 and 1999, respectively, were excluded in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock for the periods then ended and if included would have resulted in an antidilutive effect.


4. Stock Repurchase

In June 2000 the Board of Directors authorized the repurchase of up to $100 million of the Company's common stock. During the second quarter of 2000 the Company repurchased 1,805,000 shares of common stock at an average price of $24.44 per share. The Company's repurchases of shares of common stock are recorded at cost, and are classified as "Treasury Stock", resulting in a reduction of "Stockholders' Equity."


5. Balance Sheet Components

                                                           June 30,      December 31,
    (in thousands), (unaudited)                              2000             1999
---------------------------------------------------------------------------------------
Accounts receivable:

     Accounts receivable                                  $97,883          $83,170
     Less reserves and allowances                          (1,579)          (1,266)
                                                           ------           ------
                                                          $96,304          $81,904

---------------------------------------------------------------------------------------
Inventories:

     Raw materials                                        $11,567          $10,844
     Work in process                                           26               33
     Finished goods                                         1,798            1,001
                                                            -----            -----
                                                          $13,391          $11,878

---------------------------------------------------------------------------------------
Other current assets:

     Receivable from subcontract manufacturers             $9,214           $4,742
     Deferred income taxes, current portion                19,636           14,772
     Other                                                  6,505            5,388
                                                            -----            -----
                                                          $35,355          $24,902

---------------------------------------------------------------------------------------
Property and equipment:

     Land and land improvements                           $28,902          $27,681
     Equipment and purchased software                      65,049           59,499
     Furniture and leasehold improvements                  14,600           13,261
                                                           ------           ------
                                                          108,551          100,441
     Less accumulated depreciation and amortization       (57,679)         (50,665)
                                                          -------          -------

                                                          $50,872          $49,776

---------------------------------------------------------------------------------------
Other assets:

     Deferred income taxes, non-current portion           $14,915          $14,915
     Other                                                  1,423            2,372
                                                            -----            -----
                                                          $16,338          $17,287

---------------------------------------------------------------------------------------
Accrued and other liabilities:

     Accrued product-related obligations                   $5,802           $7,809
     Accrued royalty payments                               8,480            7,327
     Accrued compensation and benefits                      7,312            7,263
     Other accrued liabilities                              5,809            7,372
                                                            -----            -----
                                                          $27,403          $29,771

---------------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section entitled "Management's Discussion and Analysis" and the audited consolidated financial statements of Electronics for Imaging, Inc. (the "Company") and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In August 1999 the Company acquired Management Graphics Inc. The transaction has been accounted for as a pooling of interests which requires that all prior period consolidated financial statements be restated to include the combined results of operations, financial position and cash flows. Results for the three and six months ended June 30,
2000 are not  necessarily  indicative  of the  results  expected  for the entire fiscal year ended December 31, 2000. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company's results, please see the section entitled "Factors that Could Adversely Affect Performance" below and in the Company's 1999 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.


Results of Operations

Revenue

Revenue increased by 8% to $152.2 million in the three-month period ended June 30, 2000, compared to $140.7 million in the three-month period ended June 30, 1999. The corresponding unit volume increased by 4%. For the six months ended June 30, 2000 revenue was $303.7 million compared to $264.9 million in the six months ended June 30, 1999, an increase of 15%. The corresponding unit volume increased 16%. The increase in revenue was primarily due to a change in product mix, with the average sales price per unit increasing.

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

The following is a breakdown of categories by revenue, both in terms of absolute dollars and as a percentage (%) of total revenue. Also shown is volume as a percentage (%) of total units shipped.

                                   Three Months Ended June 30,                      Six Months Ended June 30,
Revenue                           ---------------------------           %          -------------------------            %
(in thousands)                          2000            1999          change         2000              1999           Change
------------------------------------------------------------------------------------------------------------------------------
Stand-alone Servers
Connecting
    to Digital Color Copiers     $76,855     50%    $58,106     41%     32%   $150,602     49%   $120,327     45%       25%
Embedded Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions           23,783     16%     36,913     26%    (36%)    56,997     19%     68,577     26%      (17%)
Controllers for Digital
    Black and White Solutions     36,823     24%     35,176     25%      5%     63,651     21%     51,970     20%       22%
Spares, Licensing
    & Other misc. sources         14,715     10%     10,491      8%     40%     32,441     11%     24,016      9%       35%
------------------------------------------------------------------------------------------------------------------------------

             Total Revenue      $152,176    100%   $140,686    100%      8%   $303,691    100%   $264,890    100%       15%

----------------------------------------------------------------------------------------------------------
                                          Three Months Ended June 30,           Six Months Ended June 30,
                                          ---------------------------           -------------------------
             Volume                             2000        1999                      2000        1999
----------------------------------------------------------------------------------------------------------

       Stand-alone Servers Connecting            21%         12%                       21%         14%
           to Digital Color Copiers
       Embedded Desktop Controllers,             34%         47%                       41%         52%
           Bundled Color Solutions
             & Chipset Solutions
       Controllers for Digital                   40%         41%                       34%         34%
           Black and White Solutions
       Spares, Licensing                          5%         --                         4%         --
           & Other misc. sources
----------------------------------------------------------------------------------------------------------

                        Total Volume            100%        100%                      100%        100%
----------------------------------------------------------------------------------------------------------

The category of stand-alone servers connecting to digital color copiers made up 50% and 41% of total revenue and 21% and 12% of total unit volume for the three month period ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the same category made up 49% and 45% of total revenue, respectively. The percentage of total unit volume was 21% and 14% for the six-month periods ended June 30, 2000 and 1999. The increase in revenue was primarily driven by shipments of the new EX2000 for the Xerox 2060, as well as strong results in mid-range products for various OEM partners. The products in this category continue to offer higher margins relative to the other product lines.

The desktop, bundled and chipset category made up 16% of total revenue and 34% of total unit volume in the second quarter of 2000. It made up 26% of total revenue and 47% of total unit volume in the second quarter of 1999. For the six months ended June 30, 2000 this category made up 19% of total revenue and 41% of total unit volume as compared to 26% of revenues and 52% of volume for the same six months in 1999. The drop in revenue from prior periods was primarily caused by reductions in the laser printer and wide format printer products. The products in this category, except for the chipset solutions, are generally characterized by much higher unit volumes but lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. The chipset solutions can be characterized by lower unit prices but significantly higher per unit margins compared to the traditional stand-alone server line of products.

The digital black and white product category made up 24% of total revenue and 40% of total unit volume in the three-month period ended June 30, 2000. In the three month period ended June 30, 1999, it made up 25% of total revenue and 41% of total unit volume. For the six month period ended June 30, 2000 the black and white category made up 21% of total revenue and 34% of total unit volume. The same category accounted for 20% of total revenue and 34% of volume for the same six-month period a year ago. Canon black-and-white solutions have consistently accounted for the majority of revenue in this category. This product category also can be characterized by much higher unit volumes and lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products.

Spares, licensing revenue, film recorder sales and service, eBeam and other miscellaneous sources generated 10% and 8% of total revenue for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, this category had 11% and 9% of total revenue, respectively. As a percentage of total unit volume this category represented 5% for the three months ended June 30, 2000 and 4% for the six months ended June 30, 2000. The volumes in 1999 for this category were less than 1%.

 To the extent any of these categories do not grow over time in absolute terms, or if the Company is not able to meet demand for higher unit volumes, it could have a material adverse effect on the Company's operating results. There can be no assurance that any new products for 2000 will be qualified by the OEMs, or that they will successfully compete, or be accepted by the market, or otherwise be able to effectively replace the volume of revenue and/or income from the older products.

The Company also believes that in addition to the factors described above, price reductions for all of its products will affect revenues in the future. The Company has made and may in the future make price reductions for its products. Depending upon the price-elasticity of demand for the Company's products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company's revenues and profits. If the Company is not able to compensate for lower gross margins that result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the product mix becomes weighted with lower gross margin products results of operations may be adversely affected.

Shipments by geographic area for the three and six month periods ended June 30, 2000 and 1999 were as follows:

                        Three Months Ended June 30,                        Six Months Ended June 30,
Revenue                 ---------------------------             %          -------------------------              %
(in thousands)              2000             1999            Change          2000               1999           Change
-----------------------------------------------------------------------------------------------------------------------
   North America     $71,755     47%     $65,633     47%       9%      $145,690     48%   $122,417      46%      19%
   Europe             57,185     37%      47,403     34%      21%       110,034     36%     90,093      34%      22%
   Japan              19,354     13%      22,832     16%     (15%)       38,081     13%     45,007      17%     (15%)
   Rest of World       3,882      3%       4,818      3%     (19%)        9,886      3%      7,373       3%      34%
-----------------------------------------------------------------------------------------------------------------------

Total Revenue       $152,176    100%    $140,686    100%       8%      $303,691    100%   $264,890     100%      15%
-----------------------------------------------------------------------------------------------------------------------

The Company saw a decrease in shipments to the Rest of World region (predominantly represented by the Southeast Asian countries) and Japan for the second quarter of 2000 compared to the same period a year ago. The drop in the Rest of World shipments was the result of product transitions with key partners in these regions as well as market conditions, which favor lower priced products. The product transitions are primarily in laser printer products. In addition, some first quarter inventory build-up was experienced which contributed to reduced second quarter orders as our partners launched new products. Japan experienced a decrease of 15% for both the three month and six month periods ended June 30, 2000 compared to the same periods in 1999, which the Company believes is due to difficult economic conditions that primarily changed the product mix, shifting more sales to lower priced units. Changes in worldwide economic conditions may have an adverse impact on the Company's results of operations in the future.

As shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations which in turn sell through to other locations, the Company believes that export sales of its products into each region may differ from what is reported because accurate data is difficult to obtain. The Company expects that export sales will continue to represent a significant portion of its total revenue.

Substantially all of the revenue for the last three years was attributable to sales of products through the Company's OEM channels with such partners as Canon, Encad, Epson, Fuji-Xerox, Hewlett-Packard, Kodak/Danka Business Systems, Konica, Lanier, Minolta, Oce, Ricoh, Sharp, Toshiba, Xerox and others. During 2000, the Company has continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with OEM partners. The Company relied on three OEM customers, Canon, Xerox and Ricoh for 71 % of its aggregate revenue for the second quarter of 2000 and 69% of its revenue for the six months ended June 30, 2000. For the second quarter of 1999 and the six months ended June 30, 1999 Canon and Xerox accounted for 64% and 45% of its revenue, respectively. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations. In addition, no assurance can be given that the Company's relationships with these OEM partners will continue.

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

Gross Margins

The Company's gross margin was 48% and 49% for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999 the gross margin was 48%. The decrease in the gross margin for the three month period was attributable to higher component costs, partially offset by volume driven economies of scale as well as increased outsourcing of manufacturing operations to lower cost subcontract manufacturers.

The Company expects that sales of products with relatively lower margins may increase as a percentage of revenue. Such products include embedded products for both desktop printers and copiers, embedded controllers for black-and-white copiers and older products for which prices are reduced during product transitions. If such sales increase as a percentage of the Company's revenue, gross margins may decline. In addition, the Company expects to be subject to pressures to reduce prices, and as a result, gross margins for all of its products may be lower and therefore, the Company's ability to maintain current gross margins may not continue.

In general, the Company believes that gross margin will continue to be impacted by a variety of factors. These factors include the market prices that can be achieved on the Company's current and future products, the availability and pricing of key components (including DRAM, processors and Postscript interpreter software), third party manufacturing costs, product documentation costs, product, channel and geographic mix, the success of the Company's product transitions and new products, competition, and general economic conditions in the United States and abroad. Consequently, the Company anticipates gross margins will fluctuate from period to period.


Operating Expenses

Operating expenses increased by 18% in the period ended June 30, 2000 compared to the three-month period ended June 30, 1999. Operating expenses as a percentage of revenue amounted to 29% and 27% for the three-month periods ended June 30, 2000 and 1999, respectively. The increase in operating expenses was primarily related to an increase in the number of employees required to support the development and introduction of new products needed for continued growth. The number of full-time employees increased by 102 people from June 1999 to June 2000. Operating expenses increased by 16% in the six-month period ended June 30, 2000 compared to the six-month period ended June 30, 1999. Operating expenses as a percentage of revenue were 28% for both the six-month period ended June 30, 2000 and the six-month period ended June 30, 1999.

Operating expenses for the six month period ended June 30, 1999 included non-recurring expenses in connection with the Company's move to a new central facility in Foster City, California. Total moving costs amounted to $1.8 million of which approximately $1.6 million related to operating expenses. Excluding the moving costs, operating expenses as a percentage of revenue for the six months ended June 30, 1999 amounted to 27%.

The Company anticipates that operating expenses will continue to grow and may increase both in absolute dollars and as a percentage of revenue.

The components of operating expenses are detailed below.

           Research and Development

           Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $22.2 million or 15% of revenue for the three-month period ended June 30, 2000 compared to $18.2 million or 13% of revenue for the three-month period ended June 30, 1999. Research and development costs increased 19%, from $35.2 million for the six months ended June 30, 1999 to $42.0 million for the six months ended June 30, 2000. The increase for the three and six month periods from the prior year was mainly due to additional headcount and component expenses for prototype development. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and new product development efforts. Accordingly, the Company expects that its research and development expenses may continue to increase in absolute dollars and also as a percentage of revenue.

           Sales and Marketing

           Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for the three months ended June 30, 2000 were $15.9 million or 10% of revenue compared to $14.6 million or 10% of revenue for the three months ended June 30, 1999. For the six months ended June 30, 2000 sales and marketing expenses were $32.3 million or 11% of revenue, while for the six months ended June 30, 1999 they were $29.4 million, or 11% of revenue.

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

           General and Administrative

           General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $6.4 million or 4% of revenue for the three months ended June 30, 2000, compared to $4.8 million or 3% of revenue for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, general and administrative expenses were $11.4 million or 4% of revenue and $9.0 million or 3% of revenue, respectively. The increase in both absolute dollars and as a percentage of revenue result from increased headcount to support the needs of the Company's growing operations, as well as increased investments in business development initiatives, legal activities associated with registering and defending our intellectual property and actions related to the Company's new Netherlands Customer Service Center. The Company expects that its general and administrative expenses may continue to increase in absolute dollars and possibly also as a percentage of revenue in order to support the Company's efforts to grow its business.


Other Income

Other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income of $5.6 million for the three-month period ended June 30, 2000 increased by 41% from $4.0 million for the three-month period ended June 30, 1999. For the six months ended June 30, 2000 other income was $11.1 million; a 49% increase from the $7.5 million reported for the six months ended June 30, 1999. The increase in other income is primarily driven by the increased cash flow seen over the past several quarters and the correspondingly higher short-term investment balances and higher market interest rates. Other income may be reduced in future quarters as the Company utilizes funds for repurchasing shares, thereby decreasing cash balances available to earn interest income.


Income Taxes

The Company's effective tax rate was 33% for the three and six months ended June 30, 2000 and 34% for the three and six months ended June 30, 1999. In each of these periods, the Company benefited from tax-exempt interest income, foreign sales, and the utilization of the research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. The Company currently anticipates that the tax rate for the remainder of 2000 will remain approximately 33%.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased by $14.0 million to $456.3 million as of June 30, 2000, from $470.3 million as of December 31,1999. The decrease in cash resulted from the Company's stock repurchase program begun during the second quarter of 2000 as well as the payments of estimated income taxes. Working capital increased by $25.5 million to $513.1 million as of June 30, 2000, up from $487.6 million as of December 31, 1999. These increases are primarily the result of net income, changes of balance sheet components and the exercise of employee stock options.

Net cash provided by operating activities for the six months ended June 30, 2000 was $25.4 million. The Company has continued to invest cash in short-term investments, mainly municipal securities. Purchases in excess of sales of short-term investments were $68.7 million for the six months ended June 30, 2000. The Company's capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company's operations. The Company purchased approximately $7.3 million of such equipment and furniture during the six months ended June 30, 2000.

In 1997, the Company began development of a corporate campus on a 35-acre parcel of land in Foster City, California. During 1997 and 1998 the Company spent approximately $27.3 million on the land and associated improvement costs. In addition to purchasing the land, the Company entered into an agreement ("1997 Lease") to lease a ten-story 295,000 square foot building to be constructed on the site. The lessor of the building funded $56.8 million for the construction of the building. In July 1999 the Company completed construction of the building and began making rent payments. Also in conjunction with the lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years.

In December 1999 the Company entered into a second agreement ("1999 Lease") to lease a maximum of 543,000 square feet of additional facilities, to be constructed adjacent to the first building discussed above. The lessor has committed to fund a maximum of $137.0 million for the construction of the facilities, with the portion of the committed amount actually used for construction to be determined by the Company. Rent obligations for the building will bear a direct relationship to the carrying cost of the commitments drawn down. Construction of the facilities began in January 2000 and is scheduled for completion over the next 36 months. In connection with the lease, the Company entered into a lease of the related parcels of land in Foster City to the lessor of the buildings at a nominal rate and for a term of 30 years. If the Company does not renew the building lease, the ground lease converts to a market rate.

Both leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities. The Company has guaranteed to the lessors a residual value associated with the buildings equal to 82% of the their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either defaults on a covenant, fails to renew the lease, or does not purchase or locate a purchaser for the leased building at the end of the lease term. During the term of the leases the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities, which is in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral ($70.8 million at June 30, 2000) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease ($2.9 million at June 30, 2000) may be invested by the Company in certain securities, however the funds are restricted as to withdrawal at all times.

Net cash used in financing activities was $33.3 million. The common stock repurchase program, begun in June 2000, used cash funds of $44.1 million during the second quarter of 2000. The exercises of common stock options net of the associated tax benefits provided $11.5 million in cash. The Company expects to complete the $100 million stock repurchase authorized by the Board of Directors in the third quarter of 2000.

The Company's inventory consists primarily of memory subsystems, processors and ASICs, which are sold to third party contract manufacturers responsible for manufacturing substantially all of the Company's products. The Company believes that, should the services of any of these contract manufacturers become unavailable, a significant negative impact on the Company's consolidated financial position and results of operations could result. The Company is also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on its consolidated financial position and results of operations if such supply were reduced or not available. Should the Company decide to purchase components and do its own manufacturing, or should it become necessary for the Company to purchase and sell components other than the processors, ASICs or memory subsystems for its contract manufacturers, inventory balances would increase significantly, thereby reducing the Company's available cash resources.

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


Euro Assessment

Eleven of the fifteen member countries of the European Union have established fixed conversion rates between their existing sovereign currencies and the euro and have adopted the euro as a common currency as of January 1, 1999. The euro is trading on currency exchanges and is available for non-cash transactions. The conversion to the euro is not expected to have a material adverse effect on the operating results of the Company as the Company predominantly invoices in US dollars. The Company is currently in the process of evaluating the reporting requirements in the respective countries and the related system, legal and taxation requirements. The Company expects that required modifications will be made on a timely basis and that such modifications will not have a material adverse impact on the Company's operating results. There can be no assurance; however, the Company will be able to complete such modifications to comply with euro requirements, which could have a material adverse effect on the Company's operating results.


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

Our OEMs work closely with us to develop products that are specific to each OEM's copiers and printers. For many of the products we are developing, we need to coordinate development, quality testing, marketing and other tasks with our OEMs. We cannot control our OEMs' development efforts and coordinating with our OEMs may cause delays that we cannot manage by ourselves. In addition, our sales revenue and results of operations may be adversely affected if we cannot meet our OEM's product needs for their specific copiers and printers, as well as successfully manage the additional engineering and support effort and other risks associated with such a wide range of products. Any delays in our OEM's ability to design and market a product with our assistance may have a significant impact on our revenues and results of operations.

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

Our operating results will depend to a significant extent on continual improvement of existing technologies and rapid innovation of new products and technologies. Our success depends not only on our ability to predict future requirements, but also on both our and our OEM's ability to develop and introduce new products that successfully address customer needs. Any delays in the launch or availability of new products we are planning could harm our financial results. During transitions from existing products to new products, customers may delay or cancel orders for existing products. Our results of operations may be adversely affected if we cannot successfully manage product transitions or provide adequate availability of products after they have been introduced.

In this environment, we must continue to make significant investments in research and development in order to enhance performance and functionality of our products, including product lines different than our Fiery servers and embedded controllers. We cannot assure you that we will successfully identify new product opportunities, develop and introduce new products to market in a timely manner, and achieve market acceptance of our products. Also, if we decide to develop new products, our research and development expenses may increase in the short term without a corresponding increase in revenue. Finally, we cannot assure you those products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.


We  license   software   used  in  most  of  our  products  from  Adobe  Systems
Incorporated, and the loss of this license would prevent us from shipping these products

Under our license agreements with Adobe, a separate license must be granted from Adobe to us for each type of copier or printer used with a Fiery Server or Controller. If Adobe does not grant us such licenses or approvals, if the Adobe license agreements are terminated, or if our relationship with Adobe is otherwise impaired, our financial condition and results of operations may be harmed. To date, we have successfully obtained licenses to use Adobe's PostScript(TM) software for our products, where required. However, we cannot be assured that Adobe will continue to grant future licenses to Adobe
PostScript(TM) software on reasonable terms, in a timely manner, or at all. We are required to submit new products to Adobe for testing prior to shipping. We cannot be assured that Adobe will continue to give us the quality assurance approvals we are required to obtain from Adobe for the Adobe licenses.


If the demand for products that enable printing of digital data decreases, our sales revenue may decrease

Our products are primarily targeted at enabling the printing of digital data. If demand for this service declines, or if the demand for the OEM's specific printers or copiers that our products are designed for declines, our sales revenue may be adversely affected. Although demand for networked printers and copiers has increased in recent years, we cannot assure you that such demand will continue, nor can we control whether the demand will continue for the specific OEM printers and copiers that utilize our products. We believe that demand for our products may also be affected by a variety of economic conditions and considerations, and we cannot assure you that demand for our products will continue at current levels.

If we enter new markets or distribution channels this could result in delayed revenues or higher operating expenses

We continue to explore opportunities to develop product lines different from our Fiery servers and embedded controllers, such as our new line of Velocity software products and EFI Professional Services. We expect to invest funds to develop distribution and marketing channels for new products and services. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services. In addition, even if we are able to introduce new products or services, these products and services may adversely impact the Company's operating results.


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

    o    our OEM's ability to get new products to market in a timely fashion;

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

We attempt to hire additional employees to match growth in projected demand for our products. If we project a higher demand than materializes, we will hire too many employees and incur expenses that we need not have incurred and our operating margins may be lower. If we project a lower demand than materializes, we will hire too few employees, we may not be able to meet demand for our products and our sales revenue may be lower. If we cannot successfully manage our growth, our results of operations may be harmed.


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


We face risks from our international operations and from currency fluctuations

Approximately 53% of our revenue for the three months ended June 30, 2000 and 1999, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. You should be aware that we are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

We believe that economic conditions in other parts of the world, such as Brazil, may also limit demand for our products. The move to a single European currency, the euro, and the resulting central bank management of interest rates to maintain fixed currency exchange rates among the member nations may lead to economic conditions which adversely impact sales of our products.

Given the significance of our export sales to our total product revenue, we face a continuing risk from the strengthening of the U.S. dollar versus the Japanese yen, the euro and other major European currencies, and numerous Southeast Asian currencies, which could cause lower unit demand and the necessity that we lower average selling prices for our products because of the reduced strength of local currencies. Either of these events could harm our revenues and gross margin. Although we typically invoice our customers in U.S. dollars, when we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar. We attempt to limit or hedge these exposures through operational strategies and financial market instruments where we consider it appropriate. To date we have mostly used forward contracts to reduce our risk from interest rate and currency fluctuations. However, our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which would harm our financial condition and operating results.


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


Our products may contain defects that are not discovered until after shipping.

Our products consist of hardware and software developed by ourselves and others. Our products may contain undetected errors when first introduced or when new versions are released, and we have in the past discovered software and hardware errors in certain of our new products after their introduction. There can be no assurance that errors would not be found in new versions of our products after commencement of commercial shipments, or that any such errors would not result in a loss or delay in market acceptance and thus harm our reputation and revenues. In addition, errors in our products (including errors in licensed third party software) detected prior to new product releases could result in delays in the introduction of new products and incurring of additional expense, which could harm our operating results.


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


We are dependent on sub-contractors to manufacture and deliver products to our customers

We subcontract with other companies to manufacture our products. We are totally reliant on the ability of our subcontractors to produce products sold to customers. While we closely monitor our subcontractors performance we cannot assure you that such subcontractors will continue to perform for us as well as they have in the past. We also cannot assure you that difficulties experienced by our subcontractors (such as interruptions in a subcontractor's ability to make or ship our products, or fix quality assurance problems) would not harm our business, operating results, or financial condition.

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


Interest Rate Risk

The fair value of the Company's cash portfolio at June 30, 2000, approximated carrying value. Market risk was estimated as the potential decrease in fair value resulting from an instantaneous hypothetical 100 basis-point increase in interest rates for any debt instruments in the Company's investment portfolio. As of June 30, 2000, the Company's cash and short-term investment portfolio includes debt securities of $435.4 million subject to interest rate risk. A 100 basis-point increase in market interest rates would result in a decrease of fair value of approximately $3.2 million.

The fair value of the Company's long-term debt, including current maturities, was estimated to be $3.6 million as of June 30, 2000, and equaled the carrying value. The Company's long-term debt requires interest payments based on a variable rate and therefore is subject to interest rate risk. A 10% fluctuation in interest rates would not have a material effect on the fair value of the outstanding long-term debt of the Company as of June 30, 2000.

PART II           Other Information


     ITEM 1.          Legal Proceedings

On December 20, 1999, EFI filed suit against Splash Technology Holdings Inc. ("Splash") for Splash's infringement of three EFI patents. The lawsuit was filed in the United States District Court for the Northern District of California. On January 10, 2000, Splash answered the complaint and filed a counterclaim alleging that EFI infringed one Splash patent. On July 31, 2000 we amended our complaint to accuse all of Splash's color server products of infringing our patents. Both our lawsuit and the Splash counterclaim seek declaratory relief, permanent injunctions, damages (including enhanced damages), attorneys' fees and other costs.

The case is currently in the discovery stage. Based on current information, we believe the counterclaim to be without merit and intend to defend the counterclaim vigorously. In connection with these legal proceedings, we expect to incur substantial legal and other expenses. Patent lawsuits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of management from the operations.


     ITEM 2.          Change in Securities and Use of Proceeds

Not applicable.

     ITEM 3.          Defaults Upon Senior Securities

Not applicable.

     ITEM 4.          Submission of Matters to a Vote of Security Holders

The following items were submitted to a vote of the stockholders of the Company at the Company's Annual Meeting of Stockholders held May 11, 2000.

(a) The approval of the Company's 2000 Employee Stock Purchase Plan. Results of the voting included 51,421,416 votes for, 477,172 votes against / withheld and 41,598 shares abstained.

(b) The ratification of the appointment of PriceWaterhouseCoopers as the independent auditors of the Company for the fiscal year ended December 31, 2000. Results of the voting included 51,898,438 votes for, 22,862 votes against / withheld and 18,886 shares abstained.

     ITEM 5.          Other Information

Not applicable.


     ITEM 6.          Exhibits and Reports on Form 8-K

         (a)      Exhibits*

                  Exhibit 10.14*** Employment Agreement dated January 11, 2000 by and between Dan Avida and the Company.

                  Exhibit 10.15*** Employment Agreement dated March 8, 2000, by and between Fred Rosenzweig and the Company.

                  Exhibit 10.16*** Employment Agreement dated March 8, 2000, by and between Eric Saltzman and the Company.

                  Exhibit 10.17*** Employment Agreement dated March 8, 2000, by and between Jan Smith and the Company.

                  Exhibit 10.18*** Employment Agreement dated March 8, 2000, by and between Guy Gecht and the Company.

                  Exhibit 10.20*** Lease Financing of Properties Located in Foster City, California, dated as of January 18, 2000 among the Company, Societe Generale Financial Corporation and Societe Generale.

                  Exhibit 10.21**   2000 Employee Stock Purchase Plan.

                  Exhibit 10.22** Employment Agreement dated April 13, 2000, by and between Joseph Cutts and the Company.

                  Exhibit 27.1      Financial Data Schedule.


                    * Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are incorporated herein by reference.

                    ** Items that are management contracts or compensatory plans or arrangements that are required to be filed as exhibits pursuant to Item 6(a) of Form 10Q.

                    ***   Exhibits  to the  Company's  Quarterly  Report on Form
                          10-Q  for  the  quarter   ended  March  31,  2000  are
                          incorporated herein by reference.


         (b)  Reports on Form 8-K

                      None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ELECTRONICS FOR IMAGING, INC.

Date:  August 11, 2000


                                    By/s/Guy Gecht
                                    --------------------------------------------
                                    Guy Gecht
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    By/s/Joseph Cutts
                                    --------------------------------------------
                                    Joseph Cutts
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX*

           No.                      Description
           ---                      -----------

           Exhibit 10.21**          2000 Employee Stock Purchase Plan

           Exhibit 10.22** Employment Agreement dated April 13, 2000, by and between Joseph Cutts and the Company.

           Exhibit 27.1             Financial Data Schedule

           * Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are incorporated herein by reference.

           ** Items that are management contracts or compensatory plans or arrangements that are required to be filed as exhibits pursuant to Item 6(a) of Form 10Q.