Form 10-Q
period 2000-09-30
ELECTRONICS FOR IMAGING INC
filed 2000-11-14
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Yes [x]  No [  ]


The number of shares of Common Stock outstanding as of October 31, 2000 was 53,722,062.


An Exhibit Index can be found on Page 25.

                                           ELECTRONICS FOR IMAGING, INC.

                                                       INDEX
                                                                                         Page No.
PART I - Financial Information

Item 1.       Condensed Consolidated Financial Statements

                   Condensed Consolidated Statements of Income
                       Three and Nine Months Ended September 30, 2000 and 1999............3

                   Condensed Consolidated Balance Sheets
                       September 30, 2000 and December 31, 1999 ..........................4

                  Condensed Consolidated Statements of Cash Flows
                       Three and Nine Months Ended September 30, 2000 and 1999............5

                  Notes to Condensed Consolidated Financial Statements ...................6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................................9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.................21


PART II - Other Information

Item 1.       Legal Proceedings .........................................................22

Item 2.       Changes in Securities and Use of Proceeds .................................22

Item 3.       Defaults Upon Senior Securities ...........................................22

Item 4.       Submission of Matters to a Vote of Security Holders........................22

Item 5.       Other Information .........................................................22

Item 6.       Exhibits and Reports on Form 8-K ..........................................22


Signatures ..............................................................................24

PART I            Financial Information

     ITEM 1.          Condensed Consolidated Financial Statements

                                     ELECTRONICS FOR IMAGING, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                               ---------------------     ---------------------
  (in thousands, except per share amounts)       2000         1999         2000         1999
----------------------------------------------------------------------------------------------
Revenue                                        $153,182     $158,211     $456,874     $423,101
Cost of revenue                                  79,683       79,236      236,819      216,211
----------------------------------------------------------------------------------------------
Gross profit                                     73,499       78,975      220,055      206,890
----------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                      25,843       19,360       67,796       54,541
   Sales and marketing                           16,243       14,843       48,545       44,278
   General and administrative                     6,439        4,607       17,843       13,568
   Merger related expenses                         --          1,422         --          1,422
                                               --------     --------     --------      -------
                                                 48,525       40,232      134,184      113,809
----------------------------------------------------------------------------------------------
     Income from operations                      24,974       38,743       85,871       93,081
----------------------------------------------------------------------------------------------
Other income, net                                 4,944        4,160       16,071       11,631
----------------------------------------------------------------------------------------------
     Income before income taxes                  29,918       42,903      101,942      104,712
----------------------------------------------------------------------------------------------
Provision for income taxes                        9,873       13,545       33,641       34,544
----------------------------------------------------------------------------------------------
     Net income                                $ 20,045     $ 29,358     $ 68,301     $ 70,168
----------------------------------------------------------------------------------------------
Net income per basic common share              $   0.37     $   0.53     $   1.22     $   1.28

Shares used in per share
   calculation (basic)                           53,969       55,314       55,780       54,754


Net income per diluted common share            $   0.37     $   0.51     $   1.19     $   1.23

Shares used in per share
   calculation (diluted)                         54,698       57,709       57,313       56,906
----------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                           ELECTRONICS FOR IMAGING, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                September 30    December 31,
    (in thousands, except per share amounts)                                         2000           1999
-----------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
ASSETS
Current assets:

   Cash                                                                           $  90,834      $ 163,824
   Short-term investments                                                           360,166        306,504
   Accounts receivable, net                                                          89,944         81,904
   Inventories                                                                       18,136         11,878
   Other current assets                                                              45,287         24,902
-----------------------------------------------------------------------------------------------------------
     Total current assets                                                           604,367        589,012
-----------------------------------------------------------------------------------------------------------
Property and equipment, net                                                          51,588         49,776
Other assets                                                                         16,034         17,287
-----------------------------------------------------------------------------------------------------------
     Total assets                                                                 $ 671,989      $ 656,075
-----------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                               $  58,854      $  47,102

   Accrued and other liabilities                                                     32,725         29,771
   Income taxes payable                                                              11,985         24,548
-----------------------------------------------------------------------------------------------------------
     Total current liabilities                                                      103,564        101,421
Long-term debt                                                                        3,308          3,467
Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000,000 shares

     authorized; none issued and outstanding                                           --             --
   Common Stock, $.01 par value, 150,000,000 shares
      authorized; 56,858,142 and 55,722,214 shares issued,
      respectively                                                                      575            557
   Additional paid-in capital                                                       230,205        200,907
   Retained earnings                                                                418,024        349,723
   Common stock held in treasury, at cost                                           (83,687)          --
-----------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                     565,117        551,187
-----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                        $ 671,989      $ 656,075
-----------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                ELECTRONICS FOR IMAGING, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (unaudited)
                                                                        Nine Months Ended
                                                                          September 30,
   (in thousands)                                                      2000           1999
--------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                          $  68,301      $  70,168
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                      10,767         10,073
    Change in reserve for bad debts                                       992            (40)
    Deferred income tax                                                   --            (893)
    Other                                                                 (23)            43

    Changes in operating assets and liabilities:

        Accounts receivable                                            (9,032)       (27,103)
        Inventories                                                    (6,258)         7,836
        Receivable from subcontract manufacturers                      (9,983)           (72)
        Other current assets                                           (3,038)         4,652
        Accounts payable and accrued liabilities                       14,600         10,277
        Income taxes payable                                           (7,101)        19,037
--------------------------------------------------------------------------------------------

    Net cash provided by operating activities                          59,225         93,978
--------------------------------------------------------------------------------------------

Cash flows from investing activities:

Purchases and sales / maturities of short-term investments, net       (53,044)       (64,794)
Investment in property and equipment, net                             (11,922)       (13,196)
Purchase of other assets                                                  594            185
--------------------------------------------------------------------------------------------

    Net cash provided by (used for) investing activities              (64,372)       (77,805)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:

Repayment of long-term obligations                                       (607)          (531)
Issuance of common stock                                               16,451         24,228
Repurchase of common stock                                            (83,687)          --
--------------------------------------------------------------------------------------------

    Net cash provided by (used for) financing activities              (67,843)        23,697
--------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                      (72,990)        39,870
Cash and cash equivalents at beginning of year                        163,824         58,909
--------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                            $  90,834      $  98,779
--------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                          Electronics for Imaging, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.       Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the "Company"), as of and for the interim period ended September 30, 2000, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1999, contained in the Company's Annual Report to Stockholders. All periods presented have been restated to include the financial results of the company formerly known as Management Graphics Inc. that was acquired by the Company on August 31, 1999 in a pooling of interests transaction as if the acquired entity was a wholly-owned subsidiary of the Company since inception. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto.

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

The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2.       Recent Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133". SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company is currently implementing procedures to capture the information necessary for compliance with the provisions of the SFAS 133. At this time the Company does not expect SFAS 133 to materially impact its financial statements.

In December 1999 the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of implementation of SAB 101 was deferred until the fourth quarter of fiscal 2000 by the SEC through SAB 101B, issued in June 2000. The Company does not expect the adoption of SAB 101 to have a material effect upon its financial position or results of operation.

3.       Earnings Per Share

The following  table  represents  disclosures of basic and diluted  earnings per share for the periods presented below:
                                                          Three Months Ended      Nine Months Ended
                                                             September 30,          September 30,
                                                          ------------------      -----------------
(in thousands, except per share amounts), (unaudited)      2000        1999        2000        1999
------------------------------------------------------------------------------------------------------
         Net income available to
              common shareholders                         $20,045     $29,358     $68,301     $70,168
------------------------------------------------------------------------------------------------------
         Shares
              Basic shares                                 53,969      55,314      55,780      54,754
              Effect of Dilutive Securities                   729       2,395       1,533       2,152
                                                          -------     -------     -------     -------
              Diluted shares                               54,698      57,709      57,313      56,906
------------------------------------------------------------------------------------------------------
         Earnings per common share
              Basic EPS                                   $  0.37     $  0.53     $  1.22     $  1.28
              Diluted EPS                                 $  0.37     $  0.51     $  1.19     $  1.23
------------------------------------------------------------------------------------------------------

                                                    6.

         Options to purchase 7,138,928 shares of common stock were excluded in the computations of diluted earnings per share for the three and nine months ended September 30, 2000, because the options' exercise prices were greater than the average market price of the common stock for the periods then ended and if included would have resulted in an antidilutive effect.

4.       Stock Repurchase

In June 2000 the Board of Directors authorized the repurchase of up to $100 million of the Company's common stock. During the third quarter of 2000 the Company repurchased 1,567,500 shares of common stock at an average price of $24.82 per share. The Company has spent $83.7 million to date to repurchase 3,372,500 shares of common stock. The Company's repurchases of shares of common stock are recorded at cost, and are classified as "Treasury Stock", resulting in a reduction of "Stockholders' Equity."

5.        Balance Sheet Components

                                                     September 30,  December 31,
    (in thousands), (unaudited)                           2000          1999
-------------------------------------------------------------------------------
Accounts receivable:

     Accounts receivable                               $  92,202      $  83,170
     Less reserves and allowances                         (2,258)        (1,266)
                                                       ---------      ---------
                                                       $  89,944      $  81,904
-------------------------------------------------------------------------------
Inventories:

     Raw materials                                     $  16,584      $  10,844
     Work in process                                          26             33
     Finished goods                                        1,526          1,001
                                                       ---------      ---------
                                                       $  18,136      $  11,878
-------------------------------------------------------------------------------
Other current assets:

     Receivable from subcontract manufacturers         $  14,727      $   4,742
     Deferred income taxes, current portion               22,136         14,772
     Other                                                 8,424          5,388
                                                       ---------      ---------
                                                       $  45,287      $  24,902
-------------------------------------------------------------------------------
Property and equipment:

     Land and land improvements                        $  28,938      $  27,681
     Equipment and purchased software                     68,066         59,499
     Furniture and leasehold improvements                 15,589         13,261
                                                       ---------      ---------
                                                         112,593        100,441
     Less accumulated depreciation and amortization      (61,005)       (50,665)
                                                       ---------      ---------
                                                       $  51,588      $  49,776
-------------------------------------------------------------------------------
Other assets:

     Deferred income taxes, non-current portion        $  14,914      $  14,915
     Other                                                 1,120          2,372
                                                       ---------      ---------
                                                       $  16,034      $  17,287
-------------------------------------------------------------------------------
Accrued and other liabilities:

     Accrued product-related obligations               $   8,830      $   7,809
     Accrued royalty payments                              7,924          7,327
     Accrued compensation and benefits                     9,961          7,263
     Other accrued liabilities                             6,010          7,372
                                                       ---------      ---------
                                                       $  32,725      $  29,771
-------------------------------------------------------------------------------

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

In November 2000, the U.S. Magistrate Judge handling the patent litigation between the Company and Splash Technology Holdings, Inc. ("Splash") granted the Company's motion to dismiss the complaint and Splash's counterclaims. The Court's order ends the litigation and brings to a close all pending patent issues between the Company and Splash.

7.       Subsequent Events

During October 2000 the Company completed the acquisition of Splash through a cash tender offer at $10 per share of common stock. The transaction is valued at approximately $146 million. Splash had 1999 revenues of approximately $70 million.

Subsequent to the acquisition, Splash and the Company entered into a settlement agreement for the class action lawsuit filed against Splash and its directors on August 31, 2000 after the announcement of the merger agreement between Splash and the Company. The court approved the settlement agreement in October and the case was dismissed with prejudice of the litigation. The Company and Splash deny any wrongdoing whatsoever, but agreed to the settlement to eliminate the burden and expense of further litigation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with the section entitled "Management's Discussion and Analysis" and the audited consolidated financial statements of Electronics for Imaging, Inc. (the "Company") and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In August 1999 the Company acquired Management Graphics Inc. The transaction has been accounted for as a pooling of interests which requires that all prior period consolidated financial statements be restated to include the combined results of operations, financial position and cash flows. Results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the entire fiscal year ended December 31, 2000. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company's results, please see the section entitled "Factors that Could Adversely Affect Performance" below and in the Company's 1999 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Results of Operations

Revenue

Revenue decreased by 3% to $153.2 million in the three-month period ended September 30, 2000, compared to $158.2 million in the three-month period ended September 30, 1999. The decrease in quarterly revenue year over year was due to a lower demand for desktop and black and white products. The corresponding unit volume increased by 16%, primarily due to increases in the spares and eBeam category. For the nine months ended September 30, 2000 revenue was $456.9 million compared to $423.1 million in the nine months ended September 30, 1999, an increase of 8%. The corresponding unit volume increased 15%. The increase in revenue for the nine months is primarily due to an increase in stand-alone server sales.

The Company's revenue is principally derived from three major categories. The first category is made up of stand-alone servers which connect digital color copiers with computer networks. The second category consists of embedded desktop controllers, bundled and embedded color solutions for printers and copiers and chipsets primarily for the office market. The third category consists of controllers for digital black and white products.

The following is a breakdown of categories by revenue, both in terms of absolute dollars  and as a  percentage  (%) of total  revenue.  Also shown is volume as a percentage (%) of total units shipped.
                                   Three Months Ended September 30,              Nine Months Ended September 30,
Revenue                           ----------------------------------    %      ----------------------------------       %
(in thousands)                          2000            1999          Change        2000              1999           Change
---------------------------------------------------------------------------------------------------------------------------
Stand-alone Servers
    Connecting to Digital
    Color Copiers                $67,666     44%    $60,184     38%     12%   $218,269     48%   $180,511     42%       21%

Embedded Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions           33,801     22%     43,940     28%   (23%)     90,797     20%    112,517     27%     (19%)

Controllers for Digital
    Black and White Solutions     37,052     24%     41,907     26%   (12%)    100,702     22%     93,877     22%        7%

Spares, Licensing
    & Other misc. sources         14,663     10%     12,180      8%     20%     47,106     10%     36,196      9%       30%
---------------------------------------------------------------------------------------------------------------------------
             Total Revenue      $153,182    100%   $158,211    100%    (3%)   $456,874    100%   $423,101    100%        8%
---------------------------------------------------------------------------------------------------------------------------

                                       Three Months Ended September 30,     Nine Months Ended September 30,
                                       --------------------------------     -------------------------------
       Volume                              2000                1999             2000                 1999
       Stand-alone Servers Connecting
            to Digital Color Copiers        14%                 12%              18%                  13%
       Embedded Desktop Controllers,
            Bundled Color Solutions
            & Chipset Solutions             47%                 43%              43%                  48%
       Controllers for Digital
           Black and White Solutions        35%                 45%              35%                  39%
       Spares, Licensing
           & Other misc. sources             4%                  -                4%                   -
---------------------------------------------------------------------------------------------------------
                        Total Volume       100%                100%             100%                 100%
---------------------------------------------------------------------------------------------------------

The category of stand-alone servers connecting to digital color copiers made up 44% and 38% of total revenue and 14% and 12% of total unit volume for the three month period ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, the same category made up 48% and 42% of total revenue, and the percentage of total unit volume was 18% and 13%, respectively. The revenues for 2000 reflect an increase in Xerox sales as customers purchased Xerox products launched late in 1999. The products in this category continue to offer higher margins relative to the other product lines.

The desktop, bundled and chipset category made up 22% of total revenue and 47% of total unit volume in the third quarter of 2000. It made up 28% of total revenue and 43% of total unit volume in the third quarter of 1999. For the nine months ended September 30, 2000 this category made up 20% of total revenue and 43% of total unit volume as compared to 27% of revenues and 48% of volume for the same nine months in 1999. The drop in revenue from prior periods was primarily caused by reductions in the color laser product segment. This segment is also seeing a drop in orders as consumers are waiting on a number of new product launches that are forthcoming. The products in this category, except for the chipset solutions, are generally characterized by much higher unit volumes but lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. The chipset solutions can be characterized by lower unit prices but significantly higher per unit margins compared to the traditional stand-alone server line of products.

The digital black and white product category made up 24% of total revenue and 35% of total unit volume in the three-month period ended September 30, 2000. In the three month period ended September 30, 1999, it made up 26% of total revenue and 45% of total unit volume. For the nine month period ended September 30, 2000 the black and white category made up 22% of total revenue and 35% of total unit volume. The same category accounted for 22% of total revenue and 39% of volume for the same nine-month period a year ago. Canon black-and-white solutions have consistently accounted for the majority of revenue in this category. The Company has not launched any new black and white products with Canon this year and the current product lineup is facing more competition. This product category can also be characterized by much higher unit volumes and lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products.

Spares, licensing revenue, film recorder sales and service, eBeam and other miscellaneous sources generated 10% and 8% of total revenue for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, this category had 10% and 9% of total revenue, respectively. As a percentage of total unit volume this category represented 4% for the three and nine months ended September 30, 2000. The volumes in 1999 for this category were less than 1%. While spares account for the majority of the revenue in this category, eBeam sales account for most of the increase in volume seen in this category.

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

The Company also believes that in addition to the factors described above, price reductions for all of its products will affect revenues in the future. The Company has made and may in the future make price reductions for its products. Depending upon the price-elasticity of demand for the Company's products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company's revenues and profits. If the Company is not able to compensate for lower gross margins that result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the product mix becomes weighted with lower gross margin products results of operations may be adversely affected.
                                       10.

Shipments  by  geographic  area for the  three  and  nine  month  periods  ended
September 30, 2000 and 1999 were as follows:
                     Three Months Ended September 30,                   Nine Months Ended September 30,
Revenue              --------------------------------        %          -------------------------------         %
(in thousands)              2000             1999          Change           2000                1999          Change
--------------------------------------------------------------------------------------------------------------------
   North America     $79,855     52%     $77,762     49%      3%       $225,545     49%   $200,179      47%      13%
   Europe             43,496     28%      45,833     29%     (5%)       153,530     34%    135,926      32%      13%
   Japan              24,548     16%      27,614     18%    (11%)        62,629     14%     72,621      17%    (14%)
   Rest of World       5,283      4%       7,002      4%    (25%)        15,169      3%     14,375       4%       6%
--------------------------------------------------------------------------------------------------------------------
Total Revenue       $153,182    100%    $158,211    100%     (3%)      $456,874    100%   $423,101     100%       8%
--------------------------------------------------------------------------------------------------------------------

The Company saw a decrease in shipments to all areas except North America for the third quarter of 2000 compared to the same period a year ago. The Company believes that the difficult economic conditions in Japan have shifted the product mix to lower priced units, while the stronger US dollar has affected sales in the European market. Changes in worldwide economic conditions may have an adverse impact on the Company's results of operations in the future.

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

Substantially all of the revenue for the last three years was attributable to sales of products through the Company's OEM channels with such partners as Canon, Encad, Epson, Fuji-Xerox, Hewlett-Packard, Kodak/Danka Business Systems, Konica, Lanier, Minolta, Oce, Ricoh, Sharp, Toshiba, Xerox and others. During 2000, the Company has continued to work on both increasing the number of OEM partners and expanding the size of existing relationships with OEM partners. The Company relied on three OEM customers, Canon, Xerox and Ricoh for 73 % of its aggregate revenue for the third quarter of 2000 and 71% of its revenue for the nine months ended September 30, 2000. For the third quarter of 1999 and the nine months ended September 30, 1999 Canon and Xerox accounted for 72% and 69% of its revenue, respectively. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations. In addition, no assurance can be given that the Company's relationships with these OEM partners will continue. While the Company has not experienced a discontinuance in our relationships with these OEM partners, the orders from OEM partners have declined recently, and the Company expects the fourth quarter 2000 revenue to be between $115 million and $125 million.

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

Gross Margins

The Company's gross margin was 48% and 50% for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999 the gross margin was 48 and 49%, respectively. The decrease in the three month gross margin was attributable to a change in product mix within each category, with sales of products with lower margins increasing. In addition, higher component pricing had a negative impact on product margins.

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

Operating Expenses

Operating expenses increased by 21% in the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. Operating expenses as a percentage of revenue amounted to 32% and 25% for the three-month periods ended September 30, 2000 and 1999, respectively. The increase in operating expenses was primarily related to an increase in the number of employees and materials required to support the development and introduction of new products needed for continued growth. The number of full-time employees increased by 77 people from September 1999 to September 2000. Operating expenses increased by 18% in the nine-month period ended September 30, 2000 compared to the nine-month period ended September 30, 1999. Operating expenses as a percentage of revenue were 29% for the nine-month period ended September 30, 2000 and 27% for the nine-month period ended September 30, 1999.

Included in the third quarter 1999 operating expenses are one-time expenses associated with the merger of the Company and Management Graphics, Inc. Costs related to the merger were $1.4 million. Operating expenses for the nine month period ended September 30, 1999 also included certain non-recurring expenses in connection with the Company's move to a new central facility in Foster City, California. Total moving costs amounted to $1.8 million of which approximately $1.6 million related to operating expenses. Excluding the moving and merger costs, operating expenses as a percentage of revenue for the nine months ended September 30, 1999 were 27%.

The Company anticipates that operating expenses will continue to grow and may increase both in absolute dollars and as a percentage of revenue.

The components of operating expenses are detailed below.

           Research and Development

           Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $25.8 million or 17% of revenue for the three-month period ended September 30, 2000 compared to $19.4 million or 12% of revenue for the three-month period ended September 30, 1999. Research and development costs increased 24%, from $54.5 million for the nine months ended September 30, 1999 to $67.8 million for the nine months ended September 30, 2000. The increase for the three and nine month periods from the prior year was mainly due to additional headcount and component expenses for prototype development. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and new product development efforts. Accordingly, the Company expects that its research and development expenses may continue to increase in absolute dollars and also as a percentage of revenue.

           Sales and Marketing

           Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses equaled 11% of revenue for the third quarter of 2000 compared to 9% for the same quarter of 1999. For the third quarter of 2000 sales and marketing expenses were $16.2 million compared to $14.8 million for the third quarter of 1999. Increased expenses related to trade shows account for most of the increase in 2000. For the nine months ended September 30, 2000 and 1999 sales and marketing expenses were 11% of revenue or $48.5 million and $44.3 million, respectively. Sales and marketing expenses continue to increase as our list of OEM partners, products and locations continue to grow.

           The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, launch new products and services and continues to build its sales and marketing organization. If the Company's sales continue to gravitate toward desktop and embedded products, which require less support from the Company, the increase in costs may not be proportional to any increase in volume.

           General and Administrative

           General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $6.4 million or 4% of revenue for the three months ended September 30, 2000 and $4.6 million or 3% of revenue for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, general and administrative expenses were $17.8 million or 4% of revenue and $13.6 million or 3% of revenue, respectively. The increase in both absolute dollars and as a percentage of revenue result from increased headcount to support the needs of the Company's growing operations, as well as increased investments in business development initiatives, legal activities associated with registering and defending our intellectual property and actions related to the Company's new Netherlands Customer Service Center. The Company expects that its general and administrative expenses may continue to increase in absolute dollars and possibly also as a percentage of revenue in order to support the Company's efforts to grow its business.

Other Income

Other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income of $4.9 million for the three-month period ended September 30, 2000 increased by 19% from $4.2 million for the three-month period ended September 30, 1999. For the nine months ended September 30, 2000 other income was $16.1 million; a 38% increase from the $11.6 million reported for the nine months ended September 30, 1999. The increase in other income is primarily driven by the increased cash flow seen over the past several quarters and the correspondingly higher short-term investment balances and higher market interest rates. Other income may be reduced in future quarters as the Company utilizes funds for repurchasing shares or for acquisitions, thereby decreasing cash balances available to earn interest income.

Income Taxes

The Company's effective tax rate was 33% for nine months ended September 30, 2000 and 1999. For the three months ended September 30, 2000 the effective tax rate was 33%, compared to 32% for the three months ended September 30, 1999. The difference in the effective tax rate for the third quarter of 1999 stems from year-to-date changes in the 1999 effective tax rate, applied retroactively from the beginning of the year. In each of these periods, the Company benefited from tax-exempt interest income, foreign sales, and the utilization of the research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. The Company currently anticipates that the tax rate for the remainder of 2000 will remain approximately 33%.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased by $19.3 million to $451.0 million as of September 30, 2000, from $470.3 million as of December 31,1999. The decrease in cash resulted primarily from the Company's stock repurchase program begun during the second quarter of 2000 as well as the payments of estimated income taxes. Working capital increased by $13.2 million to $500.8 million as of September 30, 2000, up from $487.6 million as of December 31, 1999. The increase is primarily the result of net income, changes of balance sheet components and the exercise of employee stock options.

Net cash provided by operating activities for the nine months ended September 30, 2000 was $59.2 million. The Company has continued to invest cash in short-term investments, mainly municipal securities. Purchases in excess of sales of short-term investments were $54.4 million for the nine months ended September 30, 2000. The Company's capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company's operations. The Company purchased approximately $9.0 million of such equipment and furniture during the nine months ended September 30, 2000.

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

In December 1999 the Company entered into a second agreement ("1999 Lease") to lease a maximum of 543,000 square feet of additional facilities, to be constructed adjacent to the first building discussed above. The lessor has funded $5.7 million of a maximum commitment of $137.0 million for the construction of the facilities, with the portion of the committed amount actually used for construction to be determined by the Company. Rent obligations for the building will bear a direct relationship to the carrying cost of the commitments drawn down. Construction of the facilities began in January 2000 and is scheduled for completion over the next 36 months. In connection with the lease, the Company entered into a lease of the related parcels of land in Foster City to the lessor of the buildings at a nominal rate and for a term of 30 years. If the Company does not renew the building lease, the ground lease converts to a market rate.

Both leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities. The Company has guaranteed to the lessors a residual value associated with the buildings equal to 82% of the their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either defaults on a covenant, fails to renew the lease, or does not purchase or locate a purchaser for the leased building at the end of the lease term. During the term of the leases the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities, which is in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral ($69.8 million at September 30, 2000) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease ($7.0 million at September 30, 2000) may be invested by the Company in certain securities, however the funds are restricted as to withdrawal at all times.

Net cash used in financing activities was $31.9 million. The common stock repurchase program, begun in June 2000, used cash funds of $39.6 million during the third quarter of 2000. The exercises of common stock options net of the associated tax benefits provided $7.7 million in cash. The Company expects to complete the $100 million stock repurchase authorized by the Board of Directors in the fourth quarter of 2000. The Company acquired Splash in October 2000 for approximately $146 million in cash.

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

If the demand for products that enable printing of digital data decreases, our sales revenue may decrease

Our products are primarily targeted at enabling the printing of digital data. If demand for this service declines, or if the demand for the OEM's specific printers or copiers that our products are designed for declines, our sales revenue may be adversely affected. We cannot assure you that such demand for networked printers and copies will continue, or that demand will continue at the existing price points of our products, nor can we control whether the demand will continue for the specific OEM printers and copiers that utilize our products. We believe that demand for our products may also be affected by a variety of economic conditions and considerations including the discretionary nature of spending for our products, which we believe we will experience in the fourth quarter of 2000. We cannot assure you that demand for our products will continue at current levels.

If we enter new markets or distribution channels this could result in delayed revenues or higher operating expenses

We continue to explore opportunities to develop product lines different from our Fiery servers and embedded controllers, such as our new line of Velocity software products, EFI Professional Services and our eBeam internet enabled white board appliance. We expect to invest funds to develop distribution and marketing channels for new products and services. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services. In addition, even if we are able to introduce new products or services, these products and services may adversely impact the Company's operating results.

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

We face risks from our international operations and from currency fluctuations

Approximately 51% and 53% of our revenue for the three months ended September 30, 2000 and 1999, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. You should be aware that we are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

We believe that economic conditions in other parts of the world, such as Brazil, may also limit demand for our products. The move to a single European currency, the euro, and the resulting central bank management of interest rates to maintain fixed currency exchange rates among the member nations may lead to economic conditions which adversely impact sales of our products in Europe.

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

Seasonal purchasing patterns of our OEM customers have historically caused lower fourth quarter revenue, which may negatively impact our stock price

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

As a result of these factors, we believe that period to period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. We anticipate that future operating results may fluctuate significantly due to this seasonal demand pattern and such seasonal fluctuations may negatively impact our stock price.

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

We are dependent on contract manufacturers to manufacture and deliver products to our customers

We subcontract with other companies to manufacture our products. We are totally reliant on the ability of our contract manufacturers to produce products sold to customers. While we closely monitor our contract manufacturers' performance we cannot assure you that such contract manufacturers will continue to perform for us as well as they have in the past. We also cannot assure you that difficulties experienced by our contract manufacturers (such as interruptions in a contract manufacturers' ability to make or ship our products, or fix quality assurance problems) would not harm our business, operating results, or financial condition.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties are major financial institutions.

Foreign Exchange Contracts

The Company utilizes forward foreign exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The transactions hedged are intercompany accounts receivable and payable between the Company and its Japanese subsidiary. The periods of the forward foreign exchange contracts are normally for one month or less. Foreign exchange gains and losses on intercompany balances and the offsetting losses and gains on forward foreign exchange contracts are reflected in the income statement.

As of September 30, 2000, the Company had one outstanding forward foreign exchange contract to sell Yen equivalent to approximately $2.7 million with an expiration date of October 12, 2000. The estimated fair value of the foreign currency contract represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. As of September 30, 2000, the difference between the fair value of the outstanding contract and the contract amount was immaterial. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase of the amount of Yen to purchase one US Dollar. A 10% fluctuation in the exchange rate for this currency would change the fair value by approximately $0.3 million. However, since the contract hedges foreign currency denominated transactions, any change in the fair value of the contract would be offset by changes in the underlying value of the transactions being hedged.

Interest Rate Risk

The fair value of the Company's cash portfolio at September 30, 2000, approximated carrying value. Market risk was estimated as the potential decrease in fair value resulting from an instantaneous hypothetical 100 basis-point increase in interest rates for any debt instruments in the Company's investment portfolio. As of September 30, 2000, the Company's cash and short-term investment portfolio includes debt securities of $428.4 million subject to interest rate risk. A 100 basis-point increase in market interest rates would result in a decrease of fair value of approximately $2.9 million.

The fair value of the Company's long-term debt, including current maturities, was estimated to be $3.6 million as of September 30, 2000, and equaled the carrying value. The Company's long-term debt requires interest payments based on a variable rate and therefore is subject to interest rate risk. A 10% fluctuation in interest rates would not have a material effect on the fair value of the outstanding long-term debt of the Company as of September 30, 2000.

PART II           Other Information

     ITEM 1.      Legal proceedings

In November 2000, the U.S. Magistrate Judge handling the patent litigation between the Company and Splash Technology Holdings, Inc. granted the Company's motion to dismiss the complaint and Splash Technology Holdings, Inc.'s counterclaims. The Court's order ends the litigation and brings to a close all pending patent issues between the Company and Splash Technology Holdings, Inc.

In January 1999, two class action complaints were filed, and subsequently consolidated into one case, in the United States District Court for the Northern District of California against Splash, certain of its officers and directors, and certain underwriters. The complaints allege that defendants made false and misleading statements about Splash's business condition and prospects during a class period of January 7, 1997 - October 13, 1998, and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints in both actions seek damages of an unspecified amount. There has been no discovery to date and no trial is scheduled in these actions. The Company believes it has meritorious defenses in this action and intends to defend it vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in these actions could have a material adverse affect on the Company's business, results of operations and financial condition. Currently, the amount of such material effect cannot be reasonably estimated.

In October 2000 Splash and the Company entered into a settlement agreement for the class action lawsuit filed against Splash and its directors on August 31, 2000 after the announcement of the merger agreement between Splash and the Company. The court approved the settlement agreement and the case was dismissed with prejudice of the litigation. The Company and Splash deny any wrongdoing whatsoever, but agreed to the settlement to eliminate the burden and expense of further litigation.

     ITEM 2.      CHANGE IN SECURITIES AND USE OF PROCEEDS

Not applicable.

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

     ITEM 5.      OTHER INFORMATION

Not applicable

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits*

                  Exhibit 2.2**** Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc.

                  Exhibit 2.3***** Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc.

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

                    **** Exhibit (d) (1) to the Company's Schedule TO-T filed with the Commission on September 14, 2000 is incorporated herein by reference.

                    ***** Exhibit (d) (5) to the Company's TO/A Number 3 on October 20, 2000 is incorporated herein by reference.



         (b)  Reports on Form 8-K

                  A report on Form 8-K was filed by the Company on August 31, 2000. The report related to the acquisition of Splash
                  Technology Holdings, Inc. in a cash merger, valued at approximately $146 million. The merger was completed on October 23, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ELECTRONICS FOR IMAGING, INC.

Date:  November 10, 2000


                                            By /s/ Guy Gecht
                                              ----------------------------------
                                                   Guy Gecht
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)



                                            By /s/ Joseph Cutts
                                              ----------------------------------
                                                   Joseph Cutts
                                                   Chief Financial Officer
                                                   (Principal Financial and
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