Form 10-K
period 2000-12-31
ELECTRONICS FOR IMAGING INC
filed 2001-03-29
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2000 Commission File Number: 0-18805

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

                                 (650) 357- 3500
              (Registrant's telephone number, including area code)

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001.


         Common Stock, $.01 par value:                        $1,166,534,171 **


     The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2001.


         Common Stock , $.01 par value:                           53,820,155


                       DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 17, 2001 are incorporated by reference into Part III hereof.

     ** Based upon the last trade price of the Common Stock reported on the NASDAQ National Market on February 28, 2001. Excludes approximately 5,386,418 shares of common stock held by Directors, Officer and holders of 5% or more of the Registrant's outstanding Common Stock on December 31, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.
                                                                               1

PART I

This Annual Report on Form 10-K includes certain registered trademarks and trademarks of Electronics for Imaging, Inc. ("EFI or the Company") and others. EFI, the EFI logo, Fiery, the Fiery logo, Fiery Driven, the Fiery Driven logo, Fiery Driven and Design, ColorWise, RIP-While-Print, PowerPage, the PowerPage logo, PowerBand, PowerSmooth, PSClone, PSView, EDOX, Mousitometer, Spot-On, Spot-On and Design, Check Mate, Freedom of Press, Go Wide and Solitaire are registered trademarks of Electronics for Imaging, Inc. with the U.S. Patent and Trademark Office, and certain other foreign jurisdictions. Fiery Prints, Fiery ZX, Fiery LX, Fiery SI, Fiery XJ, Fiery XJe, Fiery XJ-W, Bookleaker, Fiery Downloader, Fiery Scan, Fiery Spooler, Fiery FreeForm, Fiery Link, Fiery Driver, PowerWise Architecture, RIPChips, WebTools, WebSpooler, WebInstaller, WebStatus, Command Workstation, Continuous Print, DocBuilder, EFICOLOR, EFICOLOR Works, FreeForm, Memory Multiplier, NetWise, STARR Compression, EDOX Profile Manager, RIP Ahead, Instant Reprint, Document Recovery, Sapphire, Opal, Velocity and eBeam are trademarks of Electronics for Imaging, Inc. All other terms and product names may be registered trademarks or trademarks of their respective owners, and are hereby acknowledged.

Certain of the information contained in this Annual Report on Form 10-K, including without limitation, statements made under this Part I, Item 1 "Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" which are not historical facts, may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, the words
"anticipate," "believe," "estimate," "expect," "intend," "will" and similar expressions as they relate to the Company or its management are intended to identify such statements as "forward-looking statements." Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, those factors discussed in Item 1 "Business - Competition," in "Item 7 Management's Discussion and Results of Operations - Factors That Could Adversely Affect Performance" and elsewhere in this Annual Report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission, including the Company's most recent Quarterly Report on Form 10-Q. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 1: Business.

General

EFI, a Delaware corporation was founded in 1989 by Efraim Arazi. EFI designs and markets products that support color and black-and-white printing on a variety of peripheral devices. Its products incorporate hardware and software technologies that transform digital copiers and printers from many leading copier manufacturers into fast, high-quality networked printers. The Company's products include stand-alone servers, which are connected to digital copiers and other peripheral devices, and controllers, which are embedded in digital copiers and desktop color laser printers. The Company sells its products primarily to original equipment manufacturers ("OEMs") in North America, Europe and Japan.

The Company was founded to develop innovative solutions to enable color desktop publishing. In pursuit of this goal, the Company first developed the Fiery(R) line of color servers ("Fiery Color Servers") to enable in-house, short-production run color printing, together with application and system software to facilitate color correction and device-independent color. Fiery Color Servers are sophisticated, stand-alone computers that enable digital copier machines to accept, process, and print digital images from personal computers and computer networks. Historically, the Company primarily focused its efforts on its stand-alone Fiery Color Servers that supported printing on digital color copiers and, until 1999, substantially all of its revenue resulted from the development and sale of these stand-alone products. Although development and marketing of embedded solutions began in prior years, during 1999, the Company expanded its focus to include several additional embedded solutions that support printing on a broader range of devices, including digital black-and-white copiers and desktop color laser and inkjet printers ("Fiery Controllers" and, together with Fiery Color Servers, "Fiery Products"). In 1999, the Company also developed newer stand-alone Fiery Color Servers for wide-format color inkjet printers and restructured its sales model by entering into direct relationships with the manufacturers of such wide-format printers rather than selling to sales distributors. During 1999, the Company expanded its line of digital color servers through its merger with Management Graphics, Inc. ("MGI") and its EDOX(R) line of digital color servers ("EDOX Color Servers") and introduced its first Internet appliance product, eBeam(TM).

In 2000, the Company continued to develop Fiery and EDOX Products as well as new software applications for existing and new generations of a variety of new peripheral devices, including the development of its Velocity(TM) software. See "Growth and Expansion

Strategies - Proliferate and Expand Product Lines." In 2000, the Company again expanded its line of digital color servers through its acquisition of Splash Technology Holdings, Inc. ("Splash") and its Splash(TM) line of digital color servers ("Splash Color Servers" and together with Fiery Color Servers and EDOX Color Servers, "EFI Color Servers"). Additionally, in 2000, the Company announced EFI Professional Services in an effort to provide technical support, training and strategic consulting to end users. See "Growth and Expansion Strategies - Develop and Expand Professional Services." Also in 2000 the company began selling its Velocity(TM) brand of workflow software ("Velocity Workflow Software"). See "Growth and Expansion Strategies - Develop and Expand Velocity Workflow Software."

In the past, the Company has achieved significant growth in net revenue and operating income before adjustments for purchase accounting. The Company's growth is contingent on a number of factors, many of which are outside of its control. These factors include the overall rate of growth in the color server market and the impact of economic conditions on the demand for the Company's products. Due to these and other factors (including an increasingly higher base from which to grow), the Company's historical growth rate has been difficult to sustain and will be difficult to exceed in the future. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

The Electronics for Imaging Solution

The Company develops products with a wide range of price and performance levels designed to make high-quality color printing in short-run productions easier and more accessible to the broader market. The Company believes that consumers generally prefer color as evidenced by the migration of photographs, motion pictures and television from black-and-white to color. In the personal computer field, EFI believes this preference is shown by the almost exclusive use of color monitors with color-oriented graphical user interfaces, application software and Internet content. In each of these cases, once the enabling technology developed sufficiently, consumer adoption of color quickly followed. The Company believes that consumers prefer color in documents created through desktop publishing. Until recently, however, the technology was not available to do this in a high quality, quick and cost-effective manner due to the complexity of accurate color reproduction. EFI Color Servers permit users of digital color copiers to transmit and convert digital data from a computer to a color copier so that the color copier can print high-quality color documents easily, quickly and cost-effectively. As a result, the Company's color servers transform digital color copiers into fast, high-quality, networked color printers.

The Company also believes that the black-and-white copier market is migrating toward the development and use of digital black-and-white copiers. Thus, in addition to EFI Color Servers for digital color copiers, the Company has leveraged its technology to develop and manufacture other products that support both color and black-and-white printing. These products include: (i) Fiery servers for digital black-and-white copiers; (ii) Fiery Color Servers for wide-format inkjet printers; and (iii) embedded Fiery Controllers for digital black-and-white copiers and desktop color laser printers. See "Products and Technology."

Growth and Expansion Strategies

The Company's overall objective is to continue to introduce new generations of controller products, new software applications, and other new product lines, as well as offering professional consulting services. With respect to its current products, the Company's primary goal is to provide a range of processing and printing solutions that address broad sections of the color printing market and to continue to leverage its technology to enable digital black-and-white printing on additional peripheral devices including digital black-and-white copiers and multi-function devices. The Company's strategy to accomplish these goals consists of six key elements.

Proliferate and Expand Lines

The Company intends to continue to develop new products that are scalable and offer a broad range of features and performance when connected to, or integrated with, digital color and black-and-white copiers, as well as desktop color laser printers. Historically, the Company sold products that supported digital color copiers. In 1996 the Company expanded its line of color servers to drive a wide range of output devices including desktop color laser printers and wide-format color inkjet printers with poster-size output. In 1997, the Company further expanded the use of its technology, shipping its first products that supported black-and-white printing systems and copiers. In 1998, the Company introduced its next generation of products based upon EFI's Fiery ZX and Fiery X2 platforms and in 1999, the Company introduced its next generation of products based upon EFI's Fiery Z4 and Fiery X4 platforms. In 2000, the Company again introduced its next generation of products based upon EFI's new Fiery X3 platform which includes more advanced hardware and EFI's latest technology innovations, including ColorWise(R) 2.0, NetWise(TM) 2.0, Fiery Link(TM) and Fiery Driver(TM) which provide for advances in color performance, networking capabilities and workflow productivity. In 2000, the Company also introduced the EDOX 2000 Document Server, an upgrade to the EDOX Color Servers. By utilizing the advantages of these new platforms, the Company intends to continue to develop new products. The Company also intends to continue to develop new software applications that advance the performance and usability of its servers and embedded controllers. In 2000, the Company developed a new line of software designed to maximize workflow efficiencies which includes VelocityBalance(TM), VelocityBuild(TM), VelocityEstimate(TM) and VelocityScan(TM). In 2000, the Company also developed Harmony(TM) Software Developers Kit which enables users to develop custom applications that maximize the power, speed and throughput of copiers and printers powered by Fiery technology. We expect these new software applications will be the first of many software offerings from the Company.

On October 23, 2000, the Company acquired Splash in a cash transaction, valued at approximately $159.7 million. Splash was a Sunnyvale, California-based corporation that developed and manufactured color servers that provide an integrated link between desktop computers and digital color laser copiers and wide format printers, including Splash(TM) Servers. The acquisition of Splash adds to EFI's engineering talent and complements the Company's product strategy of bringing high-performance, cost-effective digital printing technology to a wide range of markets.

The Company also plans to expand its product line to include Internet appliance products. In November, 1999, the Company introduced eBeam(TM). eBeam(TM) converts a conventional whiteboard into a digital workspace, allowing users to capture whiteboard meeting-notes and diagrams in real time on their personal computers. Words and images can be viewed, edited and shared across the world using a standard web browser. eBeam(TM) will be competing in a new market for EFI - the market for office supplies and meeting-related services. In May, 2000, the Company introduced its second generation eBeam(TM) product. Currently, eBeam(TM) is being sold through resellers and distributors, as well as directly to consumers via the Web and a toll-free number.

Develop and Expand Velocity(TM) Workflow Software

The Company is continuing to develop software workflow solutions designed to provide print production operations with important new value-adding capabilities while at the same time increasing equipment utilization and overall throughput. Upcoming Velocity(TM) modules are expected to include scanning, imposition and editing, Internet print services, content management, advance ticketing, and job estimating and bidding.

Develop and Expand Professional Services

In February, 2000, the Company announced EFI Professional Services. While contract-based technical support has been available from EFI for some time, an expanded-services group has been formed and is offering end users greater options for technical support, training with both standardized and customized curriculums, and strategic consulting. EFI strategic consultants offer large organizations expertise in network print architecture and support, printer management, data visualization, and document management. EFI believes that offering professional services will help to lower the total cost of networked corporate printing, lead to greater productivity, and improve the overall quality and visual appeal of documents. EFI also believes that offering professional services will help accelerate the migration of color printing in the corporate marketplace.

Develop and Expand Relationships with Key Industry Participants

The Company has established relationships with leading color printer industry companies such as Canon, Danka Business Systems, Epson, Fuji-Xerox, Hewlett-Packard, Ikon Office Solutions, Konica, Minolta, Oce, Ricoh, Sharp, Toshiba, and Xerox (collectively, the "Strategic Partners" or "OEM partners"). EFI seeks to expand its relationships with its Strategic Partners in pursuit of the goal of offering Fiery, EDOX and Splash products for additional digital color and black-and-white devices produced by its Strategic Partners. The Company also seeks to establish relationships with other digital copier and printer companies for the distribution of Fiery, EDOX and Splash products with their copiers and printers.

Establish Enterprise Coherence

In its development of new products and platforms, EFI seeks to establish coherence across its entire product line by designing products that provide a consistent "look and feel" to the end-user. EFI believes enterprise coherence should create higher productivity levels as a result of shortened learning curves. Additionally, enterprise coherence should lower the total cost of ownership by providing one source for sales, support and training. The Company believes that its effort to achieve enterprise coherence will continue to engender goodwill among its Strategic Partners and the end-users of its products and assist in the development of new strategic relationships and markets for the Company.

Leverage Technology Expertise to Expand the Scope of Products and Markets

The Company has assembled an experienced team of technical personnel with backgrounds in color reproduction, electronic pre-press, image processing, networking, and software and hardware engineering. By applying its expertise in these areas, the Company expects to continue to expand the scope and sophistication of its products and gain access to new markets.

Products and Technology

The Company is a leader in enabling networked printing solutions. EFI's technology allows copiers, printers and digital presses to be shared across work groups, the enterprise and the Internet. The Company develops products with a wide range of price and performance levels designed to make high-quality, short-run color and black and white digital printing easier and more accessible to the broader market. The Company has a model for almost every major digital printing technology today, including:

o      desktop color laser printers,
o      high-end desktop ink jet printers,
o      wide-format printers,
o      mid-range color copiers,
o      mid-range digital black and white copiers,
o      production color copiers and
o      high-speed digital presses.

Thus, we believe the Company's products are attractive to a variety of end users including, multimedia authors, advertising agencies, print-for-pay businesses, graphic designers, pre-press providers and small to large businesses. The
Company currently has two main product lines that support color and black-and-white printing: (i) stand-alone servers which are connected to digital copiers and other peripheral devices and (ii) controllers which are embedded in digital copiers and desktop laser printers. All of EFI's products incorporate EFI's proprietary software and hardware features.

EFI Technology

From its inception, EFI has invested heavily in research and development. EFI has focused on developing technologies that could be implemented in a variety of products. Examples of such technologies include Fiery DocBuilder(TM), which enables electronic collation, reverse order printing, job merging and editing, and Fiery WebTools(TM) which enables print job management from different computer platforms via a Java(TM)-enabled Web Browser. Fiery WebTools(TM) also provides remote access to the print queue so an administrator can obtain instant updates on job status and error messages, allowing for a timely response to problems, and provides job accounting and job security capabilities which are essential in network printing environments. Other examples of EFI technologies include, (i)RIP-While-Print(R) which allows one page to be printed while subsequent pages are simultaneously processed; (ii) Continuous Print(TM) which allows processed pages to be stored in memory before printing, eliminating the need for the copier or printer to cycle down between unique pages; (iii) ColorWise(R)2.0, EFI's next-generation color management system that simplifies color printing for beginners through features like automatic Pantone-matching and the ability to process multiple files on the same page while providing expert users with even greater color control and accuracy; (iv) Fiery Driver(TM) which is a unified printing interface that simplifies the printing process; (v) Fiery Link(TM) which provides users with information on print job status and connected Fierys allowing users to monitor the status of any print job, its position in the queue, and general information on the Fiery and paper and toner levels from any workstation; and (vi) ECT compression, an improved and more advanced compression scheme than EFI's previous STARR(TM) compression technologies, which offers definite compression ratios and virtually lossless image quality. Compression software decreases the amount of memory necessary to store documents during processing and enables faster printing of documents. In addition to such software innovations, EFI custom designs its hardware to increase productivity. For example, EFI's custom designed RipChips(TM), application specific integrated circuit ("ASIC") chips, decrease overall print times by off-loading data movement from the microprocessor. The Company continues to refine these printing technologies.

In 2000, the Company continued its efforts to improve its products' performance, features and ease of use. Software features developed by the Company during 2000 include: (i) NetWise(TM) 3.0, EFI's third generation networking architecture which provides enhanced programmability that helps users build customized printing solutions and provides extensive Internet-based functionality and (ii) the next generation DocBuilder Pro(TM) which provides users with comprehensive in-RIP job editing.

Stand-Alone Servers

EFI Color Servers permit users of digital color copiers to transmit and convert digital data from a computer to a color copier so that the color copier can print color documents easily, quickly and cost-effectively. As a result, EFI Color Servers transform digital color copiers into fast, high-quality networked color printers. In addition to EFI Color Servers for digital color copiers, the Company has leveraged its technology to develop and manufacture other products that support both color and black-and-white printing. These products include Fiery servers for digital black-and-white copiers and Fiery Color Servers for wide-format inkjet printers. EDOX Color Servers and Splash Color Servers also support wide-format inkjet printers.

Since the introduction of the first Fiery Color Server in 1991, the Company has expanded its product line. In 1995, the Company introduced its third-generation platform, the Fiery XJ. During 1996, the Company shifted the majority of its product line to the XJ platform and later refined these products by transitioning to a variation of the XJ platform known as the Fiery XJ+. During 1998, the Company introduced two new platforms, the Fiery ZX and the Fiery X2, which included software features developed or further refined by the Company during 1998, and began migrating its product line to these platforms. During 1999, the Company again introduced two new server platforms, the Fiery Z4 and the Fiery X4, which incorporated several new technologies or enhancements from EFI including, ColorWise(R)2.0, NetWise(TM) 2.0, the PowerWise(TM) architecture and the next generation DocBuilder Pro(TM). The Fiery Z4 is approximately twice as fast as its predecessor, the Fiery ZX, is optimized for high-speed processing and photographic-quality color and is designed for demanding graphic arts, print-for-pay and advertising agency environments. The Fiery X4 is approximately three times as fast as its predecessor, the Fiery X2, and is designed for users in a corporate environment. In 2000, the Company again focused its development efforts on improvements to its products' performance, features and ease of use and introduced one new platform, the X3, which includes features developed or further refined by the Company during 2000. The X3 is approximately seven times faster than its predecessor the Fiery X2. In 2000, the Company shipped stand-alone EFI Color Servers for use with color copiers, color inkjet printers and wide-format color printers distributed by companies such as Canon, Epson, Fuji-Xerox, Minolta, Oce, Ricoh, Toshiba, Ikon Office Solutions, Sharp and Xerox. In 2000, the Company also shipped Fiery servers for use with digital black-and-white copiers distributed by Canon, Danka, Konica, Minolta, Oce and Sharp.

Controllers

Unlike our Fiery, EDOX and Splash servers, which are sold as stand-alone products to be connected to copiers, Fiery Controllers are embedded inside copiers and desktop printers. Fiery Controllers allow users to print documents directly from their computers to the digital copier. Embedded Fiery Controllers support both color and black-and-white printing on desktop color laser printers, color multi-function devices and digital black-and-white copiers. Because the Company believes that the Fiery name and trademark, including the trademark "Fiery Driven(R)," are associated with substantial goodwill and recognition in the marketplace, the Company seeks to have the "Fiery Driven(R)" logo placed on printing solutions that include an embedded Fiery Controller. In 2000, the Company shipped Fiery Controllers embedded in color and digital black-and-white copiers and desktop color printers distributed by companies such as Canon, Fuji-Xerox, Hewlett Packard, Konica, Minolta, Ricoh and Xerox.

Significant Relationships

The Company has established, and continues to try to build and expand relationships with its Strategic Partners and other leading copier and printer companies, in order to benefit from the OEMs' products, distribution channels and marketing resources. The OEMs include domestic and international manufacturers, distributors and sellers of digital copiers (both color and black-and-white ), wide-format printers and desktop color printers. The Company works closely with the OEMs with the aim of developing solutions that incorporate leading technology and that optimally work in conjunction with such companies' products. OEMs that the Company sold products to in 2000 include, among others, Canon, ENCAD, Epson, Fuji-Xerox, Hewlett-Packard, Ikon Office Solutions, Konica, Minolta, Oce, Ricoh, Sharp, Toshiba and Xerox. Together, sales to Canon, Xerox and Ricoh accounted for approximately 70% of the Company's 2000 revenue, with sales to each of these customers accounting for more than 10% of the Company's revenue.

In April, 2000, the Company announced an agreement to provide updated Fiery controllers for Hewlett Packard's new color laser jet printer series. Hewlett-Packard also distributes Fiery Controllers designed for use with their wide-format color inkjet and Fiery Servers designed for use with their graphics large-format printers.

In 2000 the Company announced a product partnership with Atlas Software B.V. for the development of Velocity Design(TM) which enables users to create and print variable data documents more efficiently; the Company also recently announced a partnership with Pageflex in an effort to offer customers industry standard variable data printing solutions. Additionally, in 2000, the Company announced a partnership with PictureTel Corporation and Edding International GmbH for the distribution of eBeam.

The Company customarily enters into development and distribution agreements with its OEM customers. These agreements can be terminated under a range of circumstances, and often upon relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that the Company's OEM customers will continue to purchase products from the Company in the future, despite such agreements. The Company recognizes the importance of, and works hard to maintain, its relationships with its customers. However, the Company's relationships with its customers can be affected by a number of factors including, among others: competition from other suppliers, competition from internal development efforts by the customers themselves (including the OEMs), and changes in general economic, competitive or market conditions (such as changes in demand for the Company's or the OEM's products, or fluctuations in currency exchange rates). There can be no assurance that the Company will continue to maintain or build the relationships it has developed to date.

In addition to its development and sales relationships with the OEMs, in order to increase the distribution and presence of EFI Color Servers connected to both color and black-and-white copiers and wide-format printing devices, the Company has developed strategic relationships with well-known print-for-pay companies, including Kinko's, AlphaGraphics, the CopyMax operations of office products superstore OfficeMax, the American Speedy group of franchised printing centers (including Allegra Print and Imaging, American Speedy, Speedy Printer, Zippy Print and Quik Print) , MultiCopy, Inc. and the SAMPA Corporation, franchiser of Signal Graphics Printing Centers. Several of these print-for-pay companies, including, American Speedy, OfficeMax, MultiCopy, Inc. and SAMPA Corporation, have entered into worldwide strategic alliances with the Company whereby they agreed to continue standardization efforts on EFI's Fiery(R) Color Servers with respect to their printing services.

The Company also has a continuing relationship pursuant to a license agreement with Adobe and licenses PostScript(R) software from Adobe for use in many Fiery Products. This relationship is important because each Fiery Product requires page description language software in order to operate. Adobe's PostScript(R) software is widely used to manage the geometry, shape and typography of hard copy documents and Adobe is a leader in providing page description software.

Distribution and Marketing

The Company's primary distribution method for its Fiery and Splash servers has been to sell the Fiery and Splash servers to its OEMs. The Company's OEMs in turn sell these products to distributors and end-users for use with the OEMs' copiers or printers as part of an integrated printing system. For Fiery Controllers, the Company's primary distribution method has been to sell the products to the OEMs that embed the products into their copiers and printers. The Company's primary distribution method for its EDOX servers has been to sell the EDOX servers directly to its distributors. There can be no assurance that the Company will continue to successfully distribute its products through these channels. Any interruption of the distribution methods will negatively impact the Company in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Adversely Affect Performance - Reliance on OEM Resellers; Risks Associated With Significant OEM Group Concentration".

The Company promotes all of its products through public relations,  direct mail,
advertising,   promotional   material,   trade   shows  and   ongoing   customer
communication programs.

Research and Development

Research and development costs for 2000, 1999, and 1998 were $94.1 million, $75.0 million, and $60.2 million, respectively. As of December 31, 2000, 476 of the Company's 895 full-time employees were involved in research and development. The Company believes that development of new products and enhancement of existing products are essential to its continued success, and management intends to continue to devote substantial resources to research and new product development. The Company expects to make significant expenditures to support its research and development programs for the foreseeable future.

The Company is developing products to support additional color and black-and-white printing devices including desktop printers, high-end color copiers, digital black-and-white copiers and multi-function devices. This ongoing development work includes a multiprocessor architecture for high-end systems and lower-cost designs for desktop color laser printers. The Company is also developing new software applications designed to maximize workflow efficiencies. This includes VelocityBalance(TM), VelocityEstimate(TM), VelocityScan(TM), and VelocityBuild(TM).

The Company expects to enhance functionality of its Internet appliance product eBeam(TM). See "-Growth and Expansion Strategies - Proliferate and Expand Product Lines". Substantial additional work and expense will be required to complete the development of these projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Adversely Affect Performance - Product Transitions".

Manufacturing

The Company utilizes subcontractors to manufacture its products. These subcontractors work closely with the Company to ensure low costs and high quality in the manufacture of the Company's products. Subcontractors purchase components needed for the Company's products from third parties. The Company is totally reliant on the ability of its subcontractors to produce products sold by the Company, and although the Company supervises its subcontractors, there can be no assurance that such subcontractors will continue to perform for the Company as well as they have in the past. Difficulties experienced by the Company's subcontractors (such as interruptions in a subcontractor's ability to make or ship the Company's products, quality assurance problems or the ongoing business viability of a subcontractor) would adversely affect the Company's operations.

Certain components necessary for the manufacture of the Company's products, including ASICs and certain other semiconductor components, are obtained from a sole supplier or a limited group of suppliers. The purchase of certain of these key components may involve significant lead times. Accordingly, in the event of interruptions in the supply of these key components or unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain of its products in a quantity sufficient to meet customer demand. There can be no assurance that such supply or manufacturing problems would not adversely affect the Company's results of operations or financial condition. In an attempt to mitigate these supply issues, the Company will purchase components for later resale to the Company's subcontractors thus increasing the Company's inventory balances and the risk associated with inventory obsolence.

Human Resources

As of December 31, 2000, the Company employed 895 individuals. Of the 895 total employees, approximately 216 were in sales and marketing, 114 were in management and administration, 89 were in manufacturing, and 476 were in research and development. Of the total number of employees, the Company had approximately 782 employees located in U.S. and Canadian offices, and 113 employees located in international offices including employees based in The United Kingdom, The Netherlands, Germany, Japan, France, Italy, Finland, Spain, Australia, Singapore, Brazil, Mexico, Sweden and Hong Kong. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.

Competition

Competition in the Company's markets is intense and involves rapidly changing technologies and frequent new product introductions. To maintain and improve its competitive position, the Company must continue to develop and introduce, on a timely and cost-effective basis, new products and features that keep pace with the evolving needs of its customers. The principal competitive factors affecting the markets for the Company's Fiery, EDOX and Splash products include, among others, customer service and support, product reputation, quality, performance, price and product features such as functionality, scalability, ability to interface with OEM products and ease of use. The Company believes it has generally competed effectively in the past against product offerings of its competitors on the basis of such factors. However, there can be no assurance that the Company will continue to be able to compete effectively in the future based on these or any other competitive factors.

The Company competes directly with other independent manufacturers of color servers, independent manufacturers of embedded solutions, copier manufacturers, printer manufacturers and others. The Company also faces competition from wide-format printer manufacturers that develop their own controllers and other companies that develop controllers for wide-format printers. The Company also faces competition from its customers and other copier and printer manufacturers that offer internally developed server products or that incorporate internally developed embedded solutions or server features into their copiers and printers, thereby eliminating the need for the Company's products and limiting future opportunities for the Company. In addition, the Company faces competition from manufacturers of desktop color laser printers which do not utilize a controller (relying instead on host based processing of data) and which offer increasing speed and color capability. The Company believes that it competes effectively due to, among other things, its efforts to continually advance its technology, name recognition, sizable installed base, number of products supported and price. The Company expects that competition in its markets will increase due to, among other factors, market demand for higher performance products at lower prices, rapidly changing technology and product offerings from competitors and customers. There can be no assurance that the Company will be able to continue to advance its technology and its products or to compete effectively against other companies' product offerings, and any failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

Intellectual Property Rights

The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its intellectual property rights, all of which afford only limited protection. As of December 31, 2000, the Company had 54 issued U.S. patents, 63 pending U.S. patent applications and various foreign counterpart patents and applications. There can be no assurance that patents will issue from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect the Company's technology. The Company's issued patents expire between May 2002 and March 2019. Failure of the Company to obtain or maintain patent protection may make it easier for the Company's competitors to offer equivalent or superior technology. In addition, third parties may independently develop similar technology without misappropriation of the Company's trade secrets or breach of other proprietary rights. Any failure by the Company to take all necessary steps to protect its trade secrets or other intellectual property rights and failure to enforce these rights may have a material adverse effect on the Company's ability to compete in its markets.

The Company has registered certain trademarks, which include, among others, its EFI(R), Fiery(R), Fiery and Design(R), Fiery Driven(R), Fiery Driven and Design(R), ColorWise(R), EDOX(R), and RIP-While-Print(R) trademarks, and has applied for registration of certain additional trademarks. The Company will continue to evaluate the registration of additional trademarks as appropriate. Any failure by the Company to properly register or maintain its trademarks or to otherwise take all necessary steps to protect its trademarks may diminish the value associated with the Company's trademarks. The Company's products include software sold pursuant to "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries, including several in which the Company operates or sells its products, do not protect intellectual property and proprietary rights to as great an extent as do the laws of the United States.

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

Item 2: Properties

The Company's principal offices are located at 303 Velocity Way, Foster City, California on approximately 35 acres of land which the Company owns. The corporate headquarters facility, which includes approximately 295,000 square feet, was completed in July, 1999 and is leased by the Company. In 1999, the Company entered into an agreement to lease additional facilities, for up to 543,000 square feet of space, to be constructed on the Foster City property. Construction of the first 163,000 square feet of the additional facilities was begun in 2000, with an estimated completion date of June 2001. In addition to the Foster City offices, the Company has leased facilities in Parsippany, New Jersey; Minneapolis, Minnesota; Vancouver, Washington and Amsterdam, The Netherlands. The Company also leases a number of domestic and international sales offices. In January 2001 the Company purchased facilities in Minneapolis, Minnesota.

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

On February 16, 2001, the U.S. Magistrate Judge handling the patent litigation between the Company and Splash granted the Company's motion to dismiss the complaint and Splash's counterclaims. The Court's order ends the litigation and brings to a close all pending patent issues between the Company and Splash.

In January 1999, two class action complaints were filed, and subsequently consolidated into one case, in the United States District Court for the Northern District of California against Splash and certain of its officers. The complaints allege that defendants made false and misleading statements about Splash's business condition and prospects during a class period of January 7, 1997 - October 13, 1998, and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints in both actions seek damages of an unspecified amount. There has been no discovery to date and no trial is scheduled in these actions. The Company believes it has meritorious defenses in this action and intends to defend it vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in these actions could have a material adverse affect on the Company's business, results of operations and financial condition. Currently, the amount of such material effect cannot be reasonably estimated.

On August 31, 2000, after the announcement of the tender offer for Splash, a shareholder class action lawsuit was filed against Splash and its directors for violation of federal and state securities laws. The plaintiffs, Splash and the Company have agreed in principle to enter into a settlement agreement that would resolve the outstanding disputes and dismiss the case with prejudice. The parties are currently finalizing the details of the settlement agreement. The Company and Splash deny any wrongdoing whatsoever, but agreed to the settlement to eliminate the burden and expense of further litigation.

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

Item 4: Submission of Matters to a Vote of Security Holders.

A special meeting of the Company's shareholders was held on December 7, 2000 to approve an amendment to the Company's 1999 Equity Incentive Plan to increase the number shares of Common Stock authorized for issuance by 4,500,000 shares. The meeting was adjourned until December 14, 2000, at which time 18,678,156 votes were cast for the amendment, 16,509,165 votes were cast against and 95,035 votes abstained. Accordingly, the amendment passed.

PART  II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's  common stock was first traded on the Nasdaq National Market under the  symbol  EFII on October 2,  1992.  The table  below  lists the high and low closing sales price during each quarter the stock was traded in 2000 and 1999.
                                       2000                                                         1999
                    Q1            Q2           Q3          Q4                     Q1          Q2           Q3       Q4
-----------------------------------------------------------------------------------------------------------------------

High             $65.13        $64.06      $29.42       $24.69                 $41.56      $54.75       $62.69   $58.88

Low               45.19         22.31       21.38        11.94                  32.75       41.13        51.41    36.19

-----------------------------------------------------------------------------------------------------------------------


As of February 28, 2001, there were approximately 322 stockholders of record. The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for its business, and does not anticipate paying any cash dividends in the foreseeable future.

Item 6: Selected Financial Data.

The following tables summarize selected  consolidated  financial data as of, and for the five years ended December 31, 2000. This  information  should be read in conjunction with the audited consolidated financial statements and related notes thereto.
                                                                      As of and for the years ended December 31,

(In thousands, except per share amounts)                  2000            1999            1998           1997            1996
-----------------------------------------------------------------------------------------------------------------------------
      Operations

Revenue                                               $588,449        $570,752        $446,999       $373,404        $316,458
Cost of revenue                                        311,152         290,636         249,179        171,138         155,171
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                           277,297         280,116         197,820        202,266       161,287

Operating expenses

      Research and development                          94,097          74,971          60,150         42,868          25,388
      Sales and marketing                               64,526          59,373          60,615         46,776          34,275
      General and administrative                        24,784          18,403          16,637         13,578          11,142
      Amortization of goodwill and other acquisition-
        related charges *                               23,621              --              --          9,400              --
      Merger-related expense **                             --           1,422              --             --              --
                                                       -------         -------         -------          -----          ------
           Total operating expenses                    207,028         154,169         137,402        112,622          70,805

Income from operations                                  70,269         125,947          60,418         89,644          90,482


Other income, net                                       21,550          16,250           9,859         10,309           7,426
                                                      --------        --------        --------       --------        --------
Income before income taxes                              91,819         142,197          70,277         99,953          97,908
Provision for income taxes                             (37,461)        (46,914)        (22,456)       (35,944)        (35,211)

-----------------------------------------------------------------------------------------------------------------------------
Net income                                            $ 54,358         $95,283         $47,821        $64,009         $62,697
                                                      ========         =======         =======        =======         =======

-----------------------------------------------------------------------------------------------------------------------------

Net income per basic common share  ***                  $ 0.99           $1.74           $0.89          $1.21           $1.23
Net income per diluted common share  ***                 $0.97           $1.67           $0.87          $1.13           $1.13
Shares used in computing net income

    per basic common share  ***                         54,649          54,853          53,507         52,831          51,144
Shares used in computing net income per
    diluted common share  ***                           55,983          56,963          54,972         56,713          55,338


      Financial Position

Cash and short-term investments                       $353,603        $470,328        $328,732       $246,764        $215,781
Working capital                                        389,917         487,591         355,361        293,972         245,245
Long term liabilities, less current portion              3,140           3,467           4,142          4,267             398
Total assets                                           654,390         656,075         484,191        395,949         310,058
Stockholders' equity                                  $545,316        $551,187        $408,680       $346,727        $258,105

-----------------------------------------------------------------------------------------------------------------------------
      Ratios and Benchmarks

Current ratio                                              4.7             5.8             6.0            7.5             5.8
Inventory turns                                           13.2            20.5            11.6            8.3            11.5
Full-time employees                                        895             758             660            614             456

-----------------------------------------------------------------------------------------------------------------------------

*   See Note 2 of notes to Consolidated Financial Statements.
** The Company incurred approximately $1.4 million of non-recurring expenses related to the merger with Management Graphics, Inc. in 1999. *** See Note 1 of Notes to Consolidated Financial Statements.

                                                          11

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10K.

All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a discussion of the factors that could impact the Company's results, readers are referred to the section below entitled "Factors that Could Adversely Affect Performance. "

Results of Operations

The following tables set forth items in the Company's consolidated statements of income  as a  percentage  of total  revenue  for 2000,  1999 and  1998,  and the year-to-year  percentage  change  from 2000  over 1999 and from 1999 over  1998, respectively.  These operating results are not necessarily indicative of results for any future period.
                                                       Years ended December 31,                                % change
                                                                                                         2000          1999
                                                                                                         over          over
                                                     2000          1999          1998                    1999          1998
---------------------------------------------------------------------------------------------------------------------------
Revenue                                             100 %         100 %         100 %                     3 %          28 %
Cost of revenue                                      53 %          51 %          56 %                     7 %          17 %
---------------------------------------------------------------------------------------------------------------------------

Gross profit                                         47 %          49 %          44 %                    (1)%          42 %
---------------------------------------------------------------------------------------------------------------------------

Research and development                             16 %          13 %          13 %                    26 %          25 %
Sales and marketing                                  11 %          11 %          13 %                     9 %         (2) %
General and administrative                            4 %           3 %           4 %                    35 %          11 %
Amortization of goodwill and other acquisition-

  related charges                                     4 %           -- %         -- %                   100 %          -- %
Merger-related expenses                               0 %           -- %         -- %                    -- %          -- %
                                                    -----        ------          ----


Operating expenses                                   35 %          27 %          30 %                    34 %          12 %


Income from operations                               12 %          22 %          14 %                   (44)%         108 %


Other income, net                                     4 %           3 %           2 %                    33 %          65 %
                                                      ---           ---           ---

Income before income taxes                           16 %          25 %          16 %                   (35)%         102 %
Provision for income taxes                            6 %           8 %           5 %                   (20)%         109 %

---------------------------------------------------------------------------------------------------------------------------

Net income                                           10 %          17 %          11 %                   (43)%          99 %

Revenue

The Company's revenue in 2000 was principally derived from three major categories. The first category was made up of stand-alone servers which connect digital color copiers with computer networks. This category includes the Fiery X2, X4, ZX and Z4 products and accounted for a majority of the Company's revenue prior to 1999. The second category consisted of embedded desktop controllers, bundled color solutions and chipsets primarily for the office market. The third category consisted of controllers for digital black and white products.

The following is a break-down of revenue in dollars and volumes as a percentage of total units shipped by category.

                                                                                                              % change
                                                                                                          2000         1999
Revenue                                   2000                  1999                1998                  over         over
(in thousands)                           Revenue               Revenue             Revenue                1999         1998
---------------------------------------------------------------------------------------------------------------------------
Stand-alone Servers Connecting
    to Digital Color Copiers        $268,436    46%      $244,028    43%       $291,785    66%             10 %       (16)%
Embedded Desktop Controllers,
    Bundled Color Solutions

    & Chipset Solutions              129,277    22%       149,899    26%         90,133    20%            (14)%        66 %
Controllers for Digital
    Black and White Solutions        130,780    22%       121,071    21%         19,196     4%              8 %       531 %
Spares, Licensing
    & Other misc. sources             59,956    10%        55,754    10%         45,885    10%              8 %        22 %
---------------------------------------------------------------------------------------------------------------------------

Total Revenue                       $588,449   100%      $570,752   100%       $446,999   100%              3 %        28 %


                                               2000                    1999                    1998
Volume                                        Volume                  Volume                  Volume
---------------------------------------------------------------------------------------------------------------------------
Stand-alone Servers Connecting
    to Digital Color Copiers                       16 %                     14 %                    27 %
Embedded Desktop Controllers,
    Bundled Color Solutions

    & Chipset Solutions                            48 %                     50 %                    62 %
Controllers for Digital
    Black and White Solutions                      32 %                     36 %                    11 %
Spares, Licensing
    & Other misc. sources                           4 %                       --                      --
---------------------------------------------------------------------------------------------------------------------------

Total Volume                                       100%                     100%                    100%

---------------------------------------------------------------------------------------------------------------------------

Revenue increased to $588.4 million in 2000, compared to $570.8 million in 1999 and $447.0 million in 1998, which yielded a 3% increase in 2000 as compared to 1999 and a 28% increase in 1999 as compared to 1998. The corresponding unit volume increased by 20% in 2000 over 1999 and by 75% in 1999 over 1998. The increase in revenue in 2000 from 1999 and in 1999 from 1998 was primarily due to increases in unit volumes and positive market acceptance of new product introductions, partially offset by a decline in average selling prices due to changes in product mix. The small sequential increase in 2000 from 1999 compared to the increase from 1999 over 1998 was due to delays in OEM partner product launches, disruption in distribution channels due to financial and operating constraints in the imaging market and worsening general economic conditions

The category of stand-alone servers made up 46% of total revenue and 16 % of total unit volume in 2000. The increase in revenue over 1999 was driven by introduction of new products by our OEM partners. It made up 43% of total revenue and 14% of total unit volume in 1999 and 66% of total revenue and 27% of total unit volume in 1998. The products in this category continue to offer higher margins relative to the other product lines. As products that were previously only offered with the stand-alone servers are now offered with embedded controllers, some of the volume in this category will transition to the embedded category. The desktop product category made up 22% of total revenue and 48% of total unit volume in 2000. It made up 26% of total revenue and 50% of total unit volume in 1999 and 20% of total revenue and 62% of total unit volume in 1998. The decline from 1999 in absolute dollars in this category was primarily the result of product transitions. As OEM partners planned to move to new platforms, sales of existing products declined. These products, except for the chipset solutions, are also generally characterized by much higher unit volumes but lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. The chipset solutions can be characterized by lower unit prices but significantly higher per unit margins compared to the traditional stand-alone server line of products. The black and white product category made up 22% of total revenue and 32% of total unit volume in 2000. This category, first introduced in 1998, has seen continued growth, with 21% of the revenue and 36% of the volume in 1999 and only 4% of the revenue and 11% of the unit volume in 1998. This product category can be characterized by much higher unit volumes and lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. The Company anticipates further growth in the black and white as well as in the desktop category as a percentage of total revenue. To the extent these categories do not grow over time in absolute terms, or if the Company is not able to meet demand for higher unit volumes, it could have a material adverse effect on the Company's operating results. There can be no assurance that the new products for 2001 will be qualified by all the OEMs, or that they will successfully compete, or be accepted by the market, or otherwise be able to effectively replace the volume of revenue and / or income from the older products.

The Company also believes that in addition to the factors described above, price reductions for all of its products may affect revenues in the future. The Company has made and may in the future make price reductions for its products. Depending upon the price-elasticity of demand for the Company's products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company's revenues and profits. If the Company is not able to compensate for lower gross margins that may result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the Company's revenue in the future depends more upon sales of products with relatively lower gross margins than the Company obtained in 2000 (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

Shipments by  geographic  area for the years ended  December 31, 2000,  1999 and
1998 were as follows:
                                                       Years ended December 31,                                  % change
                                                                                                               2000    1999
                                                                                                               over    over
(In thousands)                   2000                      1999                      1998                      1999    1998
---------------------------------------------------------------------------------------------------------------------------
North America                $291,679   50 %           $277,997    49 %          $221,638    50 %               5 %    25 %
Europe                        191,403   32 %            182,602    32 %           144,076    32 %               5 %    27 %
Japan                          85,983   15 %             90,781    16 %            68,991    15 %              (5)%    32 %
Rest of World                  19,384    3 %             19,372     3 %            12,294     3 %               0 %    58 %

---------------------------------------------------------------------------------------------------------------------------
                             $588,449  100 %           $570,752   100 %          $446,999   100 %               3 %    28 %
---------------------------------------------------------------------------------------------------------------------------

While shipments to North America and Europe saw a 5% increase in 2000 over 1999, Japan saw a decrease of 5% and the Rest of World Region, primarily Asia Pacific, remained flat. The Asia Pacific and Japan drop in revenue stems from increasing sales of low end products as well as the continuing difficult economic times in these regions. Worldwide economic conditions may have an adverse impact on the Company's results of operations in the future.

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

Substantially all of the revenue for the last three years was attributable to sales of products through the Company's OEM channels with such partners as Canon, Encad, Epson, Fuji-Xerox, IBM, Hewlett-Packard, Kodak/Danka Business Systems, Konica, Lanier, Minolta, Oce, Ricoh, Sharp, Xerox and others. During 2000, the Company has continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with OEM partners. The Company relied on three OEM customers, Canon, Xerox and Ricoh in aggregate for 70%, 68%, and 67% of its revenue for 2000, 1999 and 1998, respectively. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations. In addition, no assurance can be given that the Company's relationships with these OEM partners will continue.

The Company continues to work on the development of products utilizing the Fiery, Splash and EDOX architecture and other products and intends to continue to introduce new generations of server and controller products and other new product lines with current and new OEM's in 2001 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.

Cost of Revenue

The Company's color servers as well as embedded desktop controllers and digital black and white products are manufactured by third-party manufacturers who purchase most of the necessary components. The Company sources directly processors, memory, certain ASICs, and software licensed from various sources, including PostScript interpreter software, which the Company licenses from Adobe Systems, Inc.

Gross Margins

The Company's gross margin was 47%, 49% and 44% for 2000, 1999 and 1998 respectively. The decrease in gross margin from 49% to 47% from 1999 to 2000 was primarily due to a higher mix of low-end products with relatively lower margins as well as increased component costs in the volatile components market experienced throughout most of 2000. The increase in gross margin from 44% to 49% from 1998 to 1999 was attributable to volume driven economies of scale as well as increased outsourcing of manufacturing operations to lower cost subcontract manufacturers..

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

Operating Expenses

Operating expenses increased by 34% in 2000 over 1999 and by 12% in 1999 over 1998. Operating expenses as a percentage of revenue amounted to 35%, 27% and 30% for 2000, 1999 and 1998, respectively. Increases in operating expenses in absolute dollars of $29.2 million before the amortization of goodwill and other acquisition-related charges in 2000 compared to 1999 and $16.8 million in 1999 compared to 1998, were primarily caused by costs associated with the development and introduction of new products and the hiring of additional full time employees to support the growing business (a net increase of 137 people at December 31, 2000 over December 31, 1999 and a net increase of 98 people at December 31, 1999 over December 31, 1998). The Company hired additional employees to support product development as well as to support expanded operations, including new operations and functions being performed in The Netherlands.

Operating expenses for 2000 included approximately $23.6 million of acquisition-related costs and the amortization of goodwill and other intangibles in connection with the acquisition of Splash in October 2000. In 1999 the Company incurred $1.4 million of merger-related expenses associated with the merger of MGI. In addition, the Company incurred additional non-recurring expenses during 1999 in connection with the Company's move to a new central facility in Foster City, California. Total moving costs amounted to $1.8 million of which approximately $0.2 million related to cost of revenue.

The Company anticipates that operating expenses will continue to grow and may increase both in absolute dollars and as a percentage of revenue.

The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $94.1 million or 16% of revenue in 2000 compared to $75.0 million or 13% of revenue in 1999 and $60.2 million or 13% of revenue in 1998. The year over year increase in research and development expenses was mainly due to an increase in research and development projects. The majority of the 26% increase in research and development expenses in 2000 compared to 1999 and in 1999 compared to 1998 was due to a 23% and 21% growth, respectively, in engineering headcount. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and product development efforts. Accordingly, the Company expects that its research and development expenses may continue to increase in absolute dollars and also as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for 2000 were $64.5 million or 11% of revenue compared to $59.4 million or 11% of revenue in 1999 and $60.6 million or 13% in 1998. Sales and marketing expenses showed no change in 2000 over 1999 as a percentage of revenue. The nominal increase in absolute dollars is primarily due to the broader product line the company now supports offset by continued efforts to control spending across the Company during 2000. In addition the gravitation toward desktop and embedded products require less support from the Company as the OEM's take over some of the financial responsibilities for the support. The decrease of sales and marketing expenses in 1999 over 1998 is primarily due to tightly controlled spending, offset by a 12% increase in headcount.

The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, launch new products and continue to build its sales and marketing organization, particularly in Europe and Asia Pacific, including Japan. This expected increase might not proportionally increase with increases in volume if the Company's sales continue to gravitate toward desktop and embedded products which require less support from the Company as the OEM partners take over this role.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $24.8 million or 4% of revenue in 2000, compared to $18.4 million or 3% of revenue in 1999 and $16.6 million or 4% of revenue in 1998. While general and administrative expenses have remained relatively constant as a percentage of total revenue over the three year period ended 2000, these expenses have increased in absolute dollars. The increases in 2000 over 1999 and in 1999 over 1998 were primarily due to the increase in headcount to support the needs of the growing Company's operations, including a growing business development department, the establishment of a Dutch transaction processing center which now handles the majority of the Company's international business and higher legal costs to register and defend our intellectual property. The Company expects that its general and administrative expenses may continue to increase in absolute dollars and possibly also as a percentage of revenue in order to support the Company's efforts to grow its business.

Amortization of goodwill and acquisition-related charges


In October of 2000, the Company acquired Splash for approximately $83.8 million, net of cash received. The acquisition was intended to expand the Company's product line and further increase the Company's market share, primarily in the graphic arts arena. In conjunction with the acquisition, the Company recorded a charge of $20.3 million for in-process research and development. Amortization of goodwill and other intangibles related to acquisition were $3.3 million for the year ended December 31, 2000. At December 31, 2000 the unamortized portion of goodwill and other intangibles totaled $76.3 million and will be amortized over estimated lives ranging from 4 to 7 years.

Merger related expenses

On August 31, 1999 the Company merged with MGI, a Minnesota-based corporation that develops digital print on demand products and other digital imaging products through a pooling-of-interests transaction. The Company incurred approximately $1.4 million of non-recurring expenses related to the merger which consisted primarily of professional fees, severance costs, and travel expenses.

Other Income

Other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income of $21.6 million in 2000 increased by 33% from $16.3 million in 1999. Other income of $16.3 million in 1999 increased by 65% from $9.9 million in 1998. The increase in 2000 from 1999 and in 1999 from 1998 is due to an increase in the average investment balance as well as a higher return on investments as a result of more favorable market interest rates in 2000 compared to 1999.

Income Taxes


The Company's pro forma effective tax rate, excluding the effect of non-deductible in-process technology and goodwill, was 33% in 2000, while the actual tax rate was 40.8%. In 1999 and 1998, the actual effective tax rate was 33% and 32%, respectively. In each of these years, the Company benefited from tax-exempt interest income, a foreign sales corporation, and the utilization of the research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. The Company anticipates that the pro forma effective tax rate for 2001 will remain approximately 33%.


Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased by $116.7 million to $353.6 million as of December 31, 2000, from $470.3 million as of December 31, 1999. Working capital decreased by $97.7 million to $389.9 million as of December 31, 2000, down from $487.6 million as of December 31, 1999. These decreases are primarily the result of the repurchase of approximately $100.0 million of the Company's common stock during 2000. In addition, the Company has classified $14.1 million as restricted investments as of December 31, 2000. These funds collateralize the 1999 Lease discussed below.


Net cash provided by operating activities was $76.5 million, $131.5 million and $81.1 million in 2000, 1999 and 1998, respectively. Cash provided by operating activities decreased in 2000 primarily due to a decrease in net income and an increase in deferred income taxes and inventories.

The Company has continued to invest cash in short-term investments, mainly municipal securities. Sales in excess of purchases of short-term investments were $57.5 million in 2000, while purchases in excess of sales were $38.0 million and $84.3 million in 1999 and 1998, respectively. The Company's capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company's operations. The Company purchased approximately $15.5 million, $15.6 million and $13.2 million of such equipment and furniture during 2000, 1999 and 1998, respectively. During 2000 the Company invested $83.8 million, net of cash received, in the acquisition of Splash.


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

In December 1999 the Company entered into a second agreement ("1999 Lease") to lease a maximum of 543,000 square feet of additional facilities, to be constructed adjacent to the first building discussed above. As of December 31, 2000 the lessor has funded $13.4 million of a maximum commitment of $137.0 million for the construction of the facilities, with the portion of the committed amount actually used for construction to be determined by the Company. Rent obligations for the building will bear a direct relationship to the carrying cost of the commitments drawn down. Construction of the facilities began in January 2000 and is scheduled for completion over the next 36 months. In connection with the lease, the Company entered into a lease of the related parcels of land in Foster City to the lessor of the buildings at a nominal rate and for a term of 30 years. If the Company does not renew the building lease, the ground lease converts to a market rate.

Both leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities. The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of the their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either defaults on a covenant, fails to renew the lease, or does not purchase or locate a purchaser for the leased building at the end of the lease term. During the term of the leases the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral ($70.2 million at December 31, 2000) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease ($14.1 million at December 31, 2000) may be invested by the Company in certain securities, however the funds are restricted as to withdrawal at all times.

Net cash used in financing activities of $82.5 million in 2000 was primarily the difference between the $100.0 million used to repurchase common stock and the cash received from exercises of common stock options, net of the tax benefits associated with the exercises. Net cash provided by financing activities of $26.7 million and $14.2 million in 1999 and 1998, respectively, were primarily the result of exercises of common stock options and the tax benefits to the Company associated with those exercises. Net cash provided by financing activities in 2000, 1999 and 1998 includes approximately $0.8 million , $0.9 million and $0.1 million of cash used to repay long-term obligations.

The Company's inventory consists primarily of memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing the Company's products. Should the Company decide to purchase components and do its own manufacturing, or should it become necessary for the Company to purchase and sell components other than the processors, ASICs or memory subsystems for its contract manufacturers, inventory balances and potentially fixed assets would increase significantly, thereby reducing the Company's available cash resources. Further, the inventory the Company carries could become obsolescent thereby negatively impacting the Company's consolidated financial position and results of operations. The Company is also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on its consolidated financial position and results of operations if such supply were reduced or not available.

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

Splash, along with former Splash officers were named in class action lawsuits filed in the United States District Court for the Northern District of California. The lawsuits are related to a decline in Splash's stock price during 1997. The Company became successor to the lawsuits when it acquired Splash in October 2000. The Company believes the lawsuits are without merit and intends to contest them vigorously, but there can be no assurance that if damages are ultimately awarded against the Company, the litigation will not adversely affect the Company's results of operations. See Item 3 "Legal proceedings."

The Company believes that its existing capital resources, together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 2000.

Euro Assessment

Eleven of the fifteen member countries of the European Union have established fixed conversion rates between their existing sovereign currencies and the Euro and have adopted the Euro as a common currency as of January 1, 1999. The Euro is trading on currency exchanges and is available for non-cash transactions. The conversion to the Euro is not expected to have a material adverse effect on the operating results of the Company as the Company predominantly invoices in US Dollars. The Company is currently in the process of evaluating the reporting requirements in the respective countries and the related system, legal and taxation requirements. The Company expects that required modifications will be made on a timely basis and that such modifications will not have a material adverse impact on the Company's operating results. There can be no assurance, however, the Company will be able to complete such modifications to comply with Euro requirements. Failure to comply Euro requirements could have a material adverse effect on the Company's operating results.

Factors That Could Adversely Affect Performance

Our performance may be adversely affected by the following factors:

We rely on sales to a relatively small number of OEM partners, and the loss of any of these customers could substantially decrease our revenues

Because we sell our products primarily to our OEM partners, we rely on high sales volumes to a relatively small number of customers. We expect that we will continue to depend on these OEM partners for a significant portion of our revenues. If we lose an important OEM or we are unable to recruit additional OEMs, our revenues may be materially and adversely affected. We cannot assure you that our major customers will continue to purchase our products at current levels or that they will continue to purchase our products at all. In addition, our results of operations could be adversely affected by a decline in demand for copiers or laser printers, other factors affecting our major customers, in particular, or the computer industry in general. Xerox, our second largest customer, has experienced serious financial difficulties in their business over the past year. If Xerox continues to face such difficulties, our short-term revenues and profitability could be materially and adversely affected through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to Xerox products.

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

If we enter new markets or distribution channels this could result in delayed revenues or higher operating expenses

We continue to explore opportunities to develop product lines different from our servers and embedded controllers, such as our new line of software products and EFI Professional Services that we announced in February 2000. We expect to invest funds to develop new distribution and marketing channels for these new products and services. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services. In addition, even if we are able to introduce new products or services, the lack of marketplace acceptability of these new products or services may adversely impact the Company's operating results.

We sell products that are large capital expenditures as well as discretionary purchase items. In difficult economic times, such as the current economic climate, spending on information technology is often decreased. As our products are of a more discretionary nature than many other technology products, we may be more adversely impacted than other technology firms. We are subject to economic sensitivity that could harm our results of operations.

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

Our operating results may fluctuate based upon many factors, which could adversely affect our stock price

We expect our stock price to vary with our operating results and, consequently, adverse fluctuations in operating results could adversely affect our stock price. Operating results may fluctuate due to:

        o       varying demand for our products;
        o       success and timing of new product introductions;
        o changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;
        o       price reductions by us and our competitors;
        o       delay, cancellation or rescheduling of orders;
        o       product performance;
        o availability of key components, including possible delays in deliveries from suppliers;
        o       the status of our relationships with our OEM partners;
        o       the  performance of third-party  manufacturers;
        o       the status of our relationships with our key suppliers;
        o the financial and operational condition of OEM partners and key suppliers
        o       potential excess or shortage of skilled employees; and
        o       general economic conditions.

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

We attempt to hire additional employees to match growth in projected demand for our products. If we project a higher demand than materializes, we will hire too many employees and incur expenses that we need not have incurred and our financial results may be lower. If we project a lower demand than materializes, we will hire too few employees, we may not be able to meet demand for our products and our sales revenue may be lower. If we cannot successfully manage our growth, our results of operations may be harmed.

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

Our stock price has been and may continue to be volatile

Our common stock, and the stock market generally, have from time to time experienced significant price and volume fluctuations. The market prices for securities of technology companies have been especially volatile, and fluctuations in the stock market are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. Our common stock price may also be affected by the factors discussed in this section as well as:

        o Fluctuations in our results of operations, revenues or earnings or those of our competitors;
        o       Failure of results of  operations,  revenues or earnings to meet the expectations of stock market analysts and investors;
        o       Changes in stock market analysts' recommendations regarding us;

        o       Real or perceived technological advances by our competitors;
        o       Financial performance of OEM partners and key suppliers;
        o Political or economic instability in regions where our products are sold or used; and
        o       General market and economic conditions.

We face risks from our international operations and from currency fluctuations

Approximately 50% of our revenue from the sale of products for the twelve month periods ended December 31, 2000 and December 31, 1999, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. You should be aware that we are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

We believe that economic conditions in other parts of the world, such as Brazil and Japan, may also limit demand for our products. The move to a single European currency, the Euro, and the resulting central bank management of interest rates to maintain fixed currency exchange rates among the member nations may lead to economic conditions which adversely impact sales of our products.

Given the significance of our export sales to our total product revenue, we face a continuing risk from the substantial fluctuations in the value of the U.S. dollar versus the Japanese yen, the Euro and other major European currencies, and numerous Southeast Asian currencies, which could cause lower unit demand and the necessity that we lower average selling prices for our products because of the reduced strength of local currencies. Either of these events could harm our revenues and gross margin. Although we typically invoice our customers in U.S. dollars, when we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar. We attempt to limit or hedge these exposures through operational strategies and financial market instruments where we consider it appropriate. To date we have mostly used forward contracts to reduce our risk from interest rate and currency fluctuations. However, our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

We may be unable to adequately protect our proprietary information

We rely on a combination of copyright, patent, trademark and trade secret protection, nondisclosure agreements, and licensing and cross-licensing arrangements to establish, maintain and protect our intellectual property rights, all of which afford only limited protection. We have patent applications pending in the United States and in various foreign countries. There can be no assurance that patents will issue from these pending applications or from any future applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. Any failure to adequately protect our proprietary information could harm our financial condition and operating results. We cannot be certain that any patents that may be issued to us, or which we license from third parties, or any other of our proprietary rights will not be challenged, invalidated or circumvented. In addition, we cannot be certain that any rights granted to us under any patents, licenses or other proprietary rights will provide adequate protection of our proprietary information.

From time to time, litigation may be necessary to defend and enforce our proprietary rights. Such litigation, whether or not concluded successfully for us, could involve significant expense and the diversion of our attention and other resources.

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

Seasonal purchasing patterns of our OEM customers have historically caused lower fourth quarter revenue, which may negatively impact the stock price

Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the past, our fiscal fourth quarter (the quarter ending December 31) results have been adversely affected because some or all of our OEM customers wanted to decrease, or otherwise delay, fourth quarter orders. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM partners focus on training of their sales forces. The primary reasons for this seasonal pattern are:

        o Fluctuation in demand for our products from our OEM customers, who have historically sought to minimize year-end inventory investment (including the reduction in demand following introductory "channel fill" purchases). Fluctuation in demand is also caused by timing of new product releases and training by our OEM partners; and

        o The fact that our OEM partners have typically achieved their yearly sales goals during the fourth quarter and consequently delayed further purchases into the next fiscal year, and the fact that we do not know when the OEMs reach these sales goals as they generally do not share them with us.

As a result of these factors, we believe that period to period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. We anticipate that future operating results may fluctuate significantly due to this seasonal demand pattern.

We may make  acquisitions and acquisitions involve numerous financial risks

We seek to develop new technologies and products from both internal and external sources. As part of this effort, we may make, and have in the past made, acquisitions of other companies or other companies' technology assets. Acquisitions involve numerous risks, including the following:

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

We may incur losses on our equity investments.

We recently announced the creation of a fund to invest in the equity securities of privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose a substantial part of or our entire initial investment in these companies.

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

We are dependent on sub-contractors to manufacture and deliver products to our customers

We subcontract with other companies to manufacture our products. We are totally reliant on the ability of our subcontractors to produce products to be sold to our customers, and while we closely monitor our subcontractors performance we cannot assure you that such subcontractors will continue to produce our products in a timely and effective manner. We also can not assure you that difficulties experienced by our subcontractors ( such as interruptions in a subcontractor's ability to make or ship our products, or fix quality assurance problems ) would not harm our business, operating results, or financial condition. If we decide to change subcontractors we could experience delays in setting up new subcontractors which would result in delay in delivery of our products.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties to such contracts are major financial institutions.

Foreign Exchange Contracts

During 2000 the Company utilized forward foreign exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The transactions hedged were intercompany accounts receivable and payable between the Company and its Japanese subsidiary. The periods of the forward foreign exchange contracts correspond to the reporting periods of the hedged transactions. Foreign exchange gains and losses on intercompany balances and the offsetting losses and gains on forward foreign exchange contracts are reflected in the income statement.

As of December 31, 2000, the Company had one outstanding forward foreign exchange contract to sell Yen equivalent to approximately $3.2 million with an expiration date of January 12, 2001. The estimated fair value of the foreign currency contract represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. As of December 31, 2000, the difference between the fair value of the outstanding contract and the contract amount was immaterial. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase of the amount of Yen to purchase one US Dollar. A 10% fluctuation in the exchange rate for this currency would change the fair value by approximately $0.3 million. However, since the contract hedges foreign currency denominated transactions, any change in the fair value of the contract would be offset by changes in the underlying value of the transactions being hedged.

Interest Rate Risk

The fair value of the Company's cash portfolio at December 31, 2000, approximated carrying value. Market risk was estimated as the potential decrease in fair value resulting from an instantaneous hypothetical 100 basis-point increase in interest rates for any debt instruments in the Company's investment portfolio. As of December 31, 2000, the Company's cash equivalents and short-term investment portfolio includes debt securities of $259.6 million subject to interest rate risk. A 100 basis-point increase in market interest rates would result in a decrease of fair value of approximately $2.1 million.

The fair value of the Company's long-term debt, including current maturities, was estimated to be $3.5 million as of December 31, 2000, and equaled the carrying value. The Company's long-term debt requires interest payments based on a variable rate and therefore its fair value is not subject to interest rate risk.

Item 8:  Financial Statements and Supplementary Data

                                                  Electronics for Imaging, Inc.
                                                   Consolidated Balance Sheets

                                                                                                      December 31,
(In thousands, except share and per share amounts)                                               2000              1999
 --------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents                                                                    $102,804              $163,824
Short-term investments                                                                        250,799               306,504
Accounts receivable, net                                                                       72,006                81,904
Inventories                                                                                    27,076                11,878
Other current assets                                                                           43,166                24,902

---------------------------------------------------------------------------------------------------------------------------

          Total current assets                                                                495,851               589,012

---------------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                                    51,456                49,776
Restricted investments                                                                         14,134                    --
Other assets                                                                                   92,949                17,287

---------------------------------------------------------------------------------------------------------------------------

                    Total assets                                                             $654,390              $656,075

---------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                                              $49,252               $47,102
Accrued and other liabilities                                                                  50,483                29,771
Income taxes payable                                                                            6,199                24,548

---------------------------------------------------------------------------------------------------------------------------

          Total current liabilities                                                           105,934               101,421

---------------------------------------------------------------------------------------------------------------------------

Long - term obligations, less current portion                                                   3,140                 3,467


Commitments and Contingencies (Note 6)

---------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:

Preferred stock, $.01 par value; 5,000,000 shares authorized; none
      issued and outstanding                                                                       --                    --
Commonstock,  $.01 par value;  150,000,000  shares  authorized;  52,685,593  and
      55,722,214 shares issued and outstanding, respectively                                      575                   557

Additional paid-in capital                                                                    240,199               201,679
Treasury stock, at cost, 4,477,500 shares                                                     (99,959)                   --
Accumulated other comprehensive income (loss)                                                     420                  (772)
Retained earnings                                                                             404,081               349,723

---------------------------------------------------------------------------------------------------------------------------

          Total stockholders' equity                                                          545,316               551,187

---------------------------------------------------------------------------------------------------------------------------

                    Total liabilities and stockholders' equity                               $654,390              $656,075

---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                                                                         25

                                        Electronics for Imaging, Inc.
                                      Consolidated Statements of Income
                                                                                   Years ended December 31,
(In thousands, except per share amounts)                                       2000            1999            1998
-------------------------------------------------------------------------------------------------------------------
Revenue                                                                    $588,449        $570,752        $446,999

Cost of revenue                                                             311,152         290,636         249,179

-------------------------------------------------------------------------------------------------------------------

Gross profit                                                                277,297         280,116         197,820

-------------------------------------------------------------------------------------------------------------------

Operating expenses:

Research and development                                                     94,097          74,971          60,150

Sales and marketing                                                          64,526          59,373          60,615

General and administrative                                                   24,784          18,403          16,637

Amortization of goodwill and other acquisition-related charges               23,621              --              --

Merger related expenses                                                          --           1,422              --
                                                                            -------         -------         -------

                                                                            207,028         154,169         137,402

-------------------------------------------------------------------------------------------------------------------

Income from operations                                                       70,269         125,947          60,418

-------------------------------------------------------------------------------------------------------------------

Other income, net                                                            21,550          16,250           9,859
                                                                             ------          ------           -----

Income before income taxes                                                   91,819         142,197          70,277

Provision for income taxes                                                  (37,461)        (46,914)        (22,456)

-------------------------------------------------------------------------------------------------------------------

Net income                                                                 $ 54,358        $ 95,283        $ 47,821

-------------------------------------------------------------------------------------------------------------------

Net income per basic common share                                             $0.99           $1.74           $0.89

Shares used in per-share calculation                                         54,649          54,853          53,507

Net income per diluted common share                                           $0.97           $1.67           $0.87

Shares used in per-share calculation                                         55,983          56,963          54,972

-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                                                                 26

                                                Electronics for Imaging, Inc.
                                      Consolidated Statements of Stockholders' Equity
                                                         Additional                     Other                              Total
                                      Common Stock        Paid-in     Treasury     Comprehensive    Retained           Stockholders'
(in thousands)                      Shares     Amount     Capital       Stock      Income (Loss)    Earnings              Equity

---------------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1997    53,030     $530    $139,578           --          --          $206,619              $346,727

Comprehensive income
    Net income                                                                                      47,821                47,821
    Functional currency adjustment                                                 (199)                                    (199)
                                                                                -------------------------------------------------
Comprehensive income                                                               (199)            47,821                47,622

Exercise of common stock options       954       10       8,683                                                            8,693

Tax benefit related to stock plans                        5,638                                                            5,638

---------------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1998    53,984      540     153,899           --       (199)           254,440               408,680

---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income
    Net income                                                                                      95,283                95,283
    Functional currency adjustment                                                   71                                       71
    Market valuation on short-term
     investments                                                                   (644)                                    (644)

                                                                                -------------------------------------------------
Comprehensive income                                                               (573)            95,283                94,710

Exercise of common stock options     1,738       17      27,573           --                                              27,590

Tax benefit related to stock plans                       20,207                                                           20,207

---------------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1999    55,722      557     201,679           --       (772)           349,723               551,187

---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income
    Net income                                                                                      54,358                54,358
    Functional currency adjustment                                                  (96)                                     (96)
    Market valuation on short-term
     investments                                                                  1,288                                   1 ,288

                                                                                -------------------------------------------------

Comprehensive income                                                              1,192             54,358                55,550


Exercise of common stock options     1,441       18      18,294                                                           18,312

Tax benefit related to stock plans                       14,271                                                           14,271

Fair value of stock options
    assumed                                               5,955                                                            5,955


Repurchase of common stock -
(treasury method)                   (4,477)                          (99,959)                                            (99,959)

---------------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 2000    52,686     $575    $240,199     $(99,959)      $420           $404,081              $545,316

---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                                                                              27

                                                Electronics for Imaging, Inc.
                                           Consolidated Statements of Cash Flows
                                                                                       Years ended December 31,

(In thousands)                                                                 2000              1999             1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                 $ 54,358          $ 95,283          $47,821
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                            18,461            14,464           14,051
    Purchased in-process research & development                              20,300                --               --
    Deferred taxes                                                           (3,039)          (13,304)          (2,110)
    Change in reserve for bad debts                                             988              (431)             250
    Other                                                                        96                71             (199)


    Changes in operating assets and liabilities:

        Accounts receivable                                                  10,196           (21,813)         (27,431)
        Inventories                                                         (10,305)            4,607            9,912
        Receivable from subcontract manufacturers                           (11,022)             (407)          12,276
        Other current assets                                                 (3,965)            2,245              (38)
        Accounts payable and accrued liabilities                               (887)           13,988           19,802
        Income taxes payable                                                  1,354            36,806            6,795


----------------------------------------------------------------------------------------------------------------------

    Net cash provided by operating activities                                76,535           131,509           81,129

----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of short-term investments                                      (1,134,284)         (132,188)        (327,483)
Sales / maturities of short-term investments                              1,191,777            94,171          243,196
Net purchases of restricted investments                                     (14,134)               --               --
Investment in property and equipment, net                                   (15,510)          (15,622)         (13,210)
Business acquired, net of cash received                                     (83,769)               --               --
Purchase of other assets                                                        825               347             (181)

----------------------------------------------------------------------------------------------------------------------

    Net cash used for investing activities                                  (55,095)          (53,292)         (97,678)

----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Repayment of long-term obligations                                             (813)             (892)            (101)
Issuance of common stock                                                     18,312            27,590           14,331
Repurchase of common stock                                                  (99,959)               --               --

----------------------------------------------------------------------------------------------------------------------

    Net cash provided by (used for) financing activities                    (82,460)           26,698           14,230

----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                            (61,020)          104,915           (2,319)
Cash and cash equivalents at beginning of year                              163,824            58,909           61,228

----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                   $102,804          $163,824          $58,909

----------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
Cash paid for interest                                                         $355              $303             $369
Cash paid for income taxes                                                   40,984            22,591           11,448
Equipment purchased under capital leases                                         --                --              430

----------------------------------------------------------------------------------------------------------------------

                                                                                                                    28

    See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements

Note 1:  The Company and Its Significant Accounting Policies

The Company and Its Business

Electronics for Imaging, Inc., a Delaware corporation (the "Company"), through its subsidiaries, designs and markets products that support color and black-and-white printing on a variety of peripheral devices. Its products incorporate hardware and software technologies that transform digital copiers and printers from many leading copier manufacturers into fast, high-quality networked printers. The Company's products include stand-alone servers, which are connected to digital copiers and other peripheral devices, and controllers, which are embedded in digital copiers and desktop color laser printers. The Company operates in one industry and sells its products primarily to original equipment manufacturers in North America, Europe and Japan. Substantially all of the Company's revenue to date has resulted from the sale of print servers and controllers.

Basis of Presentation

The accompanying combined consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized when the product is shipped, provided no significant obligations remain and collectibility is reasonably probable. Provisions for estimated warranty costs and potential sales returns are recorded when revenue is recognized.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable, long-term investments, accounts payable, accrued liabilities and bonds payable as presented in the financial statements, approximate fair value based on the nature of these instruments and prevailing interest rates.

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

The Company considers all highly liquid investments, generally with a maturity of three months or less at the time of purchase, to be cash equivalents. The cost of these investments has generally approximated fair value. Investments with longer maturities are classified as available-for-sale or hold-to-maturity. Available-for-sale and hold-to-maturity securities are stated at fair value with unrealized gains and losses reported as a separate component of stockholders' equity, net of deferred income taxes. Hold-to-maturity securities collateralize certain lease obligations. Realized gains and losses on sales of investments are included in other revenues.

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

Amortization of Intangibles

Goodwill and other intangible assets acquired to date are being amortized on a straight-line basis over periods ranging from 1 to 7 years.

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

Accounting for Derivative Instruments and  Risk Management

The Company operates internationally, giving rise to exposure to market risk from changes in foreign exchange rates. Derivative financial instruments are used by the Company to reduce those risks. The Company does not hold or issue financial or derivative financial instruments for trading or speculative purposes. The magnitude and volume of such transactions were not material for the periods presented. As of December 31, 2000, the Company had one outstanding forward foreign exchange contract to sell Yen equivalent to approximately $3.2 million with an expiration date of January 12, 2000.


In June 1999, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133". SFAS 133, as amended by SFAS 137, is effective for fiscal quarters and fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001 and the adoption of this pronouncement is not expected to have a material impact on the Company's financial position and results of operations.

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

Note 2: Mergers and Acquisitions

1999 Merger

On August 31, 1999 the Company merged with Management Graphics Inc. ("MGI"), a Minnesota-based corporation that developed digital print on demand products and other digital imaging products. The merger was accounted for as a tax free, pooling of interests combination and, accordingly, the consolidated financial statements have been restated to include the historical results of MGI for all periods presented prior to the acquisition, as if the merged entity was a wholly-owned subsidiary of Electronics For Imaging, Inc. since inception.

2000 Acquisitions

On October 23, 2000, the Company acquired Splash Technology Holdings, Inc. ("Splash") for total consideration of approximately $159.7 million, comprised of $146.8 million in cash, $6.0 million for the fair value of stock options assumed and $6.9 million of capitalized transaction-related costs. The
acquisition   was  accounted  for  as  a  purchase   business   combination  and
accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition as follows:

(in thousands)
--------------------------------------------------------------------------------
Fair value of assets acquired and liabilities assumed                  $ 59,885
In-process research and development                                      20,300
Developed technology                                                     18,500
Workforce-in-place                                                        2,200
Trademarks and trade names                                                5,500
Goodwill                                                                 53,275
                                                                         ------

                                                                       $159,660

--------------------------------------------------------------------------------

Valuation of the intangible assets acquired was determined by an independent third-party appraiser and consists of developed technology, trademarks and trade names, and workforce-in-place. The amount allocated to the purchased in-process research and development ("IPR&D")was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The percentage of completion for such products was estimated to range from 50% to 90%. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value at rates ranging from 25% to 30%. The excess of the purchase price over tangible and identifiable intangible assets acquired and liabilities assumed has been recorded as goodwill. The developed technology, trademarks and trade names, workforce-in-place and goodwill are being amortized over estimated useful lives ranging from 4 to 7 years.

Capitalized transaction related costs include direct transaction costs primarily for financial advisory and legal fees totaling $2.1 million, employee severance costs totaling $3.4 million and costs associated with terminating certain contracts of Splash totaling $1.4 million.

The unaudited pro forma information set forth below represents the revenues, net income and earnings per share of the Company and Splash as if the acquisition were effective on January 1, 1999, and includes certain pro forma adjustments, including the adjustment of amortization expense to reflect purchase price allocations, interest income to reflect net cash used for the purchase and the related income tax effects of these adjustments.

                                                      Years Ended December 31,
(in thousands, except per share data)               2000                  1999
--------------------------------------------------------------------------------
Revenue                                           $640,096              $640,760
Net income                                         $55,192               $85,901
Basic earnings per common  share                     $1.01                 $1.57
Diluted  earnings  per common  share                 $0.99                 $1.51

--------------------------------------------------------------------------------
The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at the beginning of the period presented.

Note 3: Balance Sheet Components
                                                                                              December 31,
(In thousands)                                                                      2000                          1999
----------------------------------------------------------------------------------------------------------------------
Accounts receivable:

Accounts receivable                                                              $74,436                       $83,170
Less reserves and allowances                                                      (2,430)                       (1,266)
                                                                                 -------                       -------
                                                                                 $72,006                       $81,904

----------------------------------------------------------------------------------------------------------------------





Inventories:

Raw materials                                                                    $25,928                       $10,844
Work in process                                                                       --                            33
Finished goods                                                                     1,148                         1,001
                                                                                 -------                       -------
                                                                                 $27,076                       $11,878

----------------------------------------------------------------------------------------------------------------------

Other current assets:

Receivable from subcontract manufacturers                                        $18,911                       $ 4,742
Deferred income taxes, current portion                                            17,695                        14,772
Other                                                                              6,560                         5,388
                                                                                --------                         -----
                                                                                 $43,166                       $24,902

----------------------------------------------------------------------------------------------------------------------

Property and equipment:

Land and land improvements                                                       $28,930                       $27,681
Equipment and purchased software                                                  70,413                        59,499
Furniture and leasehold improvements                                              16,354                        13,261
                                                                                --------                        ------
                                                                                 115,697                       100,441
Less accumulated depreciation and amortization                                   (64,241)                      (50,665)
                                                                                 --------                      --------
                                                                                 $51,456                       $49,776

----------------------------------------------------------------------------------------------------------------------

Other assets:

Deferred income taxes, non-current portion                                       $15,031                       $14,915
Goodwill                                                                          53,406                            --
Other intangibles                                                                 29,432                            --
Accumulated amortization of goodwill and intangibles                              (6,560)                           --
Other                                                                              1,640                         2,372
                                                                                --------                         -----
                                                                                 $92,949                       $17,287

----------------------------------------------------------------------------------------------------------------------

Accrued and other liabilities:

Accrued compensation and benefits                                                $15,019                       $ 7,263
Accrued product-related obligations                                               13,427                         7,809
Accrued royalty payments                                                           8,564                         7,327
Other accrued liabilities                                                         13,473                         7,372
                                                                                  ------                         -----
                                                                                 $50,483                       $29,771

----------------------------------------------------------------------------------------------------------------------

Note 4: Short-term and Restricted Investments

The following tables summarize the Company's investments placed in securities:
                                             Amortized     Gross Unrealized  Gross Unrealized       Fair
December 31, 2000                               Cost             Gains            Losses            Value
---------------------------------------------------------------------------------------------------------
(In thousands)

Municipal Securities                         $254,060              $782               --          $254,842
U.S. Government Securities                      9,911               180               --            10,091
----------------------------------------------------------------------------------------------------------

Total short-term and restricted
       investments                           $263,971              $962               --          $264,933

----------------------------------------------------------------------------------------------------------
                                                                                                                    33


                                             Amortized     Gross Unrealized  Gross Unrealized       Fair
December 31, 1999                               Cost             Gains            Losses            Value
---------------------------------------------------------------------------------------------------------
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

----------------------------------------------------------------------------------------------------------

The following table summarizes debt maturities as of December 31, 2000:

                                                                                 Amortized          Fair
(In thousands)                                                                     Cost             Value
----------------------------------------------------------------------------------------------------------

Less than one year                                                              $163,174          $163,389
Due in 1-2 years                                                                  75,942            76,467
Due in 2-3 years                                                                  24,855            25,077
----------------------------------------------------------------------------------------------------------

Total short-term and restricted investments                                     $263,971          $264,933

----------------------------------------------------------------------------------------------------------



Note 5: Long -Term Debt

Long Term Debt consists of amounts due to the City of Foster City for certain bonds assumed by the Company during the purchase of land (see Note 6). Principal amounts owing under the bonds are as follows:

(in thousands)                                                              Year  ending December 31, 2000
----------------------------------------------------------------------------------------------------------

Total principal                                                                                     $3,466
Less: current portion                                                                                 (326)
-----------------------------------------------------------------------------------------------------------
                                                                                                    $3,140

----------------------------------------------------------------------------------------------------------

The bonds are secured by the land and bear an annual interest rate of approximately 7%. Interest and principal payments are due semi-annually with the last payment occurring in June 2009. Principal payments under the bonds payable are as follows:


Year  ending December 31,                                                                   (in thousands)
----------------------------------------------------------------------------------------------------------
2001                                                                                                $  326
2002                                                                                                   297
2003                                                                                                   317
2004                                                                                                   340
2005                                                                                                   365
Thereafter                                                                                           1,495
----------------------------------------------------------------------------------------------------------
                                                                                                    $3,140

----------------------------------------------------------------------------------------------------------


                                                                                                                    34

Note 6: Commitments and Contingencies

Leases

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

In December 1999 the Company entered into a second agreement ("1999 Lease") to lease a maximum of 543,000 square feet of additional facilities, to be constructed adjacent to the first building discussed above. As of December 31, 2000, the lessor has funded $13.4 million of a maximum commitment of $137.0 million for the construction of the facilities, with the portion of the committed amount actually used for construction to be determined by the Company. Rent obligations for the building will bear a direct relationship to the carrying cost of the commitments drawn down. Construction of the facilities began in January 2000 and is scheduled for completion over the next 36 months. In connection with the lease, the Company entered into a lease of the related parcels of land in Foster City to the lessor of the buildings at a nominal rate and for a term of 30 years. If the Company does not renew the building lease, the ground lease converts to a market rate.

Both leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities. The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of the their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either defaults on a covenant, fails to renew the lease, or does not purchase or locate a purchaser for the leased building at the end of the lease term. During the term of the leases the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities, which is in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral ($70.2 million at December 31, 2000) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease ($14.1 million at December 31, 2000) may be invested by the Company in certain securities, however the funds are restricted as to withdrawal at all times.

The Company also leases office facilities in various locations in the United States and overseas for periods ranging from two to five years, expiring between May 2002 and August 2005.

The   following   summarizes   the  future   minimum  lease  payment  under  the
non-cancelable operating leases:


Fiscal Year                                                       (In thousands)
--------------------------------------------------------------------------------
2001                                                                    $  5,308
2002                                                                       5,024
2003                                                                       4,180
2004                                                                       2,579
2005                                                                         207
Thereafter                                                                    --
--------------------------------------------------------------------------------
Total                                                                    $17,298

--------------------------------------------------------------------------------

Note: Lease obligation related to the principal  corporate facility is estimated
      and is  based on  current  market  interest  rates ( LIBOR)   and based on
      collateralized assumptions.

Rental expense amounted to approximately $6.7 million, $6.6 million, and $4.6 million for the fiscal years ended 2000, 1999 and 1998, respectively.

Legal Proceedings

The Company and certain principal officers and directors were named as defendants in class action complaints filed in both the California Superior Court of the County of San Mateo on December 15, 1997, and the United States District Court for the Northern District of California on December 31, 1997 on behalf of purchasers of the common stock of the Company during the class period from April 10, 1997, through December 11, 1997. Additionally, in January 1999, two class action complaints were filed, and subsequently consolidated into one case, in the United States District Court for the Northern District of California against Splash and certain of its officers on behalf of purchasers of the common stock of Splash during the class period from January 7, 1997 through October 13, 1998. The complaints allege violations of securities laws during the class period. Management believes the lawsuits are without merit. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company's financial condition and results of operations.

On August 31, 2000, after the announcement of the merger agreement between Splash and the Company, a class action lawsuit was filed against Splash and its directors. The Plaintiffs, Splash and the Company have agreed in principle to enter into a settlement agreement that would resolve all outstanding disputes and dismiss the case with prejudice. The parties are currently finalizing the details of the settlement agreement. The Company and Splash deny any wrongdoing whatsoever, but agreed to the settlement to eliminate the burden and expense of further litigation. In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company's business or financial condition.

Note 7: Income Taxes

The provision (benefit) for income taxes is summarized as follows:
                                                                                      Years ended December 31,
(In thousands)                                                               2000              1999             1998
--------------------------------------------------------------------------------------------------------------------
Current:
U.S. Federal                                                              $34,451           $51,085          $20,771
State                                                                       4,197             8,044            3,749
Foreign                                                                     1,852             1,463               46
--------------------------------------------------------------------------------------------------------------------
       Total current                                                       40,500            60,592           24,566

Deferred:
U.S. Federal                                                               (2,469)          (13,265)          (2,348)
State                                                                        (549)             (408)             238
Foreign                                                                       (21)               (5)              --
--------------------------------------------------------------------------------------------------------------------

      Total deferred                                                       (3,039)          (13,678)          (2,110)

--------------------------------------------------------------------------------------------------------------------

Total provision (benefit) for income taxes                                $37,461           $46,914          $22,456

--------------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

                                                                December 31,
(In thousands)                                              2000            1999
--------------------------------------------------------------------------------


Depreciation                                             $  (306)        $ 1,901
Inventory reserves                                         7,209           4,532
Other reserves and accruals                                4,473           6,762
State taxes payable                                          523           1,568
Amortization of intangibles                                1,276           4,636
Deferred tax on I/C transactions                          10,117           8,148
Net operating loss carryforwards and credits               5,811              --
Manufacturing reserves                                     1,873              --
Other                                                      1,750           2,140
--------------------------------------------------------------------------------

Total deferred tax assets                                $32,726         $29,687

--------------------------------------------------------------------------------

A reconciliation between the income tax provision computed at the federal statutory rate and the actual tax provision is as follows:

                                                                         Years ended December 31,
(In thousands)                                           2000                      1999                      1998
                                                         ----                      ----                      ----

                                                        $        %                $         %               $         %
-----------------------------------------------------------------------------------------------------------------------
Tax expense at federal statutory rate               $32,137    35.0         $49,769      35.0         $24,572      35.0
State income taxes, net of federal benefit            4,798     5.2           5,502       3.9           3,063       4.4
Tax-exempt interest income                           (4,480)   (4.9)         (3,601)     (2.5)         (2,717)     (4.0)
Research and development credits                     (3,934)   (4.3)         (2,725)     (1.9)         (1,874)     (2.8)
FSC benefit                                          (2,148)   (2.3)         (3,360)     (2.4)         (1,039)     (1.5)
Unbenefited foreign net operating losses              2,546     2.8              --        --              --        --
In-process technology and amortization of goodwill    7,698     8.4              --        --              --        --
Other                                                   844     0.9           1,329       0.9             451       0.9
-----------------------------------------------------------------------------------------------------------------------

                                                    $37,461    40.8         $46,914      33.0         $22,456      32.0

-----------------------------------------------------------------------------------------------------------------------

Income before income taxes includes $0.3 million,  $2.0 million and $3.2 million
of  income   relating  to  non  -U.S.   operations  for  2000,  1999  and  1998,
respectively.

The company has approximately $13.2 million and $1.0 million of loss and credit carryforwards at December 31, 2000. These losses and credits will expire between 2002 and 2019.

Note 8: Earnings Per Share

The following table presents a reconciliation  of basic and diluted earnings per share for the three years in the period ended December 31, 2000:
                                                                                     Years ended December 31,
(In thousands, except per share data)                                       2000             1999              1998
---------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                              $54,358          $95,283           $47,821
Shares

   Basic shares                                                           54,649           54,853            53,507
   Effect of Dilutive Securities                                           1,334            2,110             1,465
                                                                          ------           ------            ------
Diluted shares                                                            55,983           56,963            54,972
---------------------------------------------------------------------------------------------------------------------------

Earnings per common share

   Basic EPS                                                               $0.99            $1.74             $0.89
   Diluted EPS                                                             $0.97            $1.67             $0.87

---------------------------------------------------------------------------------------------------------------------------

Antidilutive Options. Options to purchase 4,729,988; 349,791, and 2,742,510 shares of common stock outstanding as of December 31, 2000, 1999, and 1998, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the years then ended.


Note 9:  Employee Benefit Plans

Stock Option Plans

As of December 31, 2000,  the Company has six  stock-based  compensation  plans, described  below.  The Company  applies APB 25 and  related  interpretations  in accounting for its plans. Accordingly,  no compensation cost has been recognized for its fixed stock option plans. Had  compensation  cost for options granted in
2000, 1999 and 1998 under the Company's  option plans been  determined  based on the fair value at the grant dates as  prescribed  by SFAS 123, the Company's net income and pro forma net income per share would have been as follows:
                                                                                     Years ended December 31,
(In thousands, except per share amounts)                                   2000                1999             1998
---------------------------------------------------------------------------------------------------------------------------
Net income                                As reported                     $54,358             $95,283         $47,821
                                          Pro forma                       $ 4,266             $61,410         $18,543

Earnings per basic                        As reported                       $0.99               $1.74           $0.89
        common share                      Pro forma                         $0.08               $1.12           $0.35

Earnings per diluted                      As reported                       $0.97               $1.67           $0.87
        common share                      Pro forma                         $0.08               $1.08           $0.34

---------------------------------------------------------------------------------------------------------------------------

The Company has five stock option plans: the 1989 Stock Plan (a "Predecessor Plan") , the 1990 Stock Plan (a "Predecessor Plan"), the MGI 1985 Nonqualified Stock Option Plan (a "Predecessor Plan"), the Splash 1996 Stock Option Plan (a "Predecessor Plan") and the 1999 Equity Incentive Plan (a "Stock Plan"). The Company does not grant any options under the Predecessor Plans, however all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants. Under the Stock Plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are granted periodically throughout the year and generally vest ratably over two to four years. At December 31, 2000, approximately 2.7 million shares were available for future grants to employees, directors or consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, the attribution method with respect to graded vesting and the following weighted-average assumptions:

                                                                                 Years Ended December 31,
Black Scholes Assumptions & Fair Value                              2000                  1999                  1998
---------------------------------------------------------------------------------------------------------------------------
Expected Volatility                                                 88.0%                 76.3%               76.0%
Dividend Yield                                                       0.0%                  0.0%                0.0%
Risk Free Interest Rate                                         4.91% to 5.11%        5.95% to 6.44%       4.49% to 4.65%
Weighted Average Expected Option Term                              4.0 years             4.5 years           4.4 years

Weighted Average Fair Value of Options Granted                       $21.96               $19.35              $6.98

---------------------------------------------------------------------------------------------------------------------------

A summary of the status of the Company's stock option activity is presented below:
                                                                      Years ended December 31,
(In thousands, except exercise price)          2000                           1999                               1998
-------------------------------------------------------------------------------------------------------------------------------

                                                  Average                            Average                            Average
                                                 Exercise                           Exercise                           Exercise
                                      Shares        Price                 Shares       Price                 Shares       Price
-------------------------------------------------------------------------------------------------------------------------------
Beginning of Year                      7,335       $27.73                  6,734      $21.04                  6,401      $21.76

Granted                                9,045        27.92                  2,955       36.81                  1,931       16.05
Exercised                             (1,441)       12.60                 (1,738)      16.06                   (954)       9.19
Forfeited                             (2,036)       35.63                   (616)      31.09                   (644)      30.73
-------------------------------------------------------------------------------------------------------------------------------

End of Year                           12,903       $28.31                  7,335      $27.73                  6,734      $21.04

-------------------------------------------------------------------------------------------------------------------------------




The following table summarizes information about stock options outstanding at December 31, 2000:
                                              Options Outstanding                               Options Exercisable
-------------------------------------------------------------------------------------------------------------------------------
      Range of                 Number           Weighted Avg.      Weighted Avg.         Number           Weighted Avg.
   Exercise Prices           Outstanding       Remaining Life     Exercise Price       Exercisable       Exercise Price
                            (in thousands)                                            (in thousands)
-------------------------------------------------------------------------------------------------------------------------------
   $0.15 to $11.94                 588               6.40                 $7.70               283              $3.14
   $11.95 to $12.81              2,615               9.48                $12.81               239             $12.79
   $12.82 to $15.77              1,182               7.48                $14.62               677             $14.62
   $15.78 to $21.38                499               8.99                $20.26                65             $18.31
   $21.39 to $22.31              1,536               9.43                $22.31               306             $22.31
   $22.32 to $25.63                575               5.97                $25.42               509             $25.61
   $25.64 to $33.81              1,656               8.11                $33.59               673             $33.39
   $33.82 to $45.18              1,008               8.56                $42.47               343             $41.89
   $45.19 to $45.19              2,067               9.08                $45.19               583             $45.19
   $45.20 to $60.31              1,177               7.54                $50.19               587             $49.30
-------------------------------------------------------------------------------------------------------------------------------

   $0.01 to $60.31              12,903               8.49                $28.31             4,265             $29.78

-------------------------------------------------------------------------------------------------------------------------------

Employee Stock Purchase Plan

In 2000, the Company established an Employee Stock Purchase Plan which allows qualified employees (as defined) to purchase designated shares of the Company's common stock at a price equal to 85% of the closing price on specified dates. The Company has authorized 400,000 shares for purchase under this plan, with the first purchases occurring in 2001.

Employee 401(k) Plan

The Company sponsors a 401(k) Savings Plan (the "401(k) Plan") to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 20% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company currently matches 50 % of the employee contributions, up to a maximum of the first 4% of the employee's compensation contributed to the plan, subject to IRS limitations. The Company match is annually determined by the Board of Directors. All matching contributions vest over four years starting with the hire date of the individual employee. Company matching contributions to the Plan totaled $1.0 million in 2000.

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

The following is a breakdown of revenues for the years ended December 31, 2000, 1999 and 1998 by product category:
                                                                   2000             1999              1998
(In thousands)                                                  Revenue          Revenue           Revenue
------------------------------------------------------------------------------------------------------------------------------------
Stand-alone Servers Connecting
    to Digital Color Copiers                                   $268,436         $244,028          $291,785

Embedded Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions                                         129,277          149,899            90,133

Controllers for Digital
    Black and White Solutions                                   130,780          121,071            19,196

Spares, Licensing
    & Other misc. sources                                        59,956           55,754            45,885
------------------------------------------------------------------------------------------------------------------------------------

Total Revenue                                                  $588,449         $570,752          $446,999

------------------------------------------------------------------------------------------------------------------------------------


Information about Geographic Areas

The Company's sales originated in the United States, The Netherlands and Japan. Shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, the Company believes that sales to certain geographic locations might be higher or lower, as accurate data is difficult to obtain.

 The following is a breakdown of revenues by shipment  destination for the years ended 2000, 1999 and 1998, respectively:
                                                              Years ended December 31,

(In thousands)                                       2000                      1999             1998
------------------------------------------------------------------------------------------------------------------
North America                                    $291,679               $277,997            $221,638
Europe                                            191,403                182,602             144,076
Japan                                              85,983                 90,781              68,991
Rest of World                                      19,384                 19,372              12,294
-------------------------------------------------------------------------------------------------------------------

                                                 $588,449               $570,752            $446,999

-------------------------------------------------------------------------------------------------------------------

Information about Major Customers

Three customers, with total revenues greater than 10%, accounted for approximately 36%, 23% and 11% of revenue in 2000. Two customers accounted for 36% and 23% of revenue in 1999. Three customers accounted for approximately 44%, 27% and 14% of revenue in 1998. Three customers, with accounts receivable balances greater than 10%, in aggregate accounted for approximately 79%, 69% and 85% of the accounts receivable balance as of December 31 in 2000, 1999 and 1998, respectively.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Electronics for Imaging, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Electronics for Imaging, Inc. and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 23, 2001

                  Quarterly Consolidated Financial Information

(Unaudited)
(In thousands, except per share data)

The following  table  presents the Company's  operating  results for each of the eight quarters in the two-year  period ended December 31, 2000. The  information for each of these  quarters is unaudited but has been prepared on the same basis as the audited  consolidated  financial  statements  appearing elsewhere in this
Annual  Report.  In  the  opinion  of  management,   all  necessary  adjustments
(consisting only of normal recurring  adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the notes thereto appearing in this Annual Report. These operating results are not necessarily indicative of the results for any future period.

2000:                                                                Q1               Q2                Q3               Q4
---------------------------------------------------------------------------------------------------------------------------
Revenue                                                        $151,515         $152,176          $153,182         $131,576
Gross profit                                                     73,612           72,943            73,499           57,243
Income (loss) from operations                                    32,444           28,452            24,974          (15,601)
Net income (loss)                                                25,423           22,832            20,045          (13,942)
Net income (loss) per basic common share                          $0.45            $0.41             $0.37           $(0.26)
Net income (loss) per diluted common share                        $0.44            $0.40             $0.37           $(0.26)

                                                     ----------------------------------------------------------------------
Revenue by product
    Stand-alone Servers Connecting to Digital Copiers          $ 73,747         $ 76,855          $ 67,666         $ 50,168
    Embedded Desktop Controllers, Bundled
        Color Solutions & Chipset Solutions                      33,214           23,783            33,801           38,480
    Controllers for Digital Black and White Solutions            26,828           36,823            37,052           30,078
    Spares, Licensing & other misc. sources                      17,726           14,715            14,663           12,850
                                                               --------        ---------         ---------         --------
Total revenue                                                  $151,515         $152,176          $153,182         $131,576

                                                     ----------------------------------------------------------------------
Shipments by geographic area
    North America                                              $ 73,935         $ 71,755          $ 79,855         $ 66,134
    Europe                                                       52,849           57,185            43,496           37,873
    Japan                                                        18,727           19,354            24,548           23,354
    Rest of World                                                 6,004            3,882             5,283            4,215
                                                              ---------        ---------         ---------        ---------
Total                                                          $151,515         $152,176          $153,182         $131,576


1999:                                                                Q1               Q2                Q3               Q4
---------------------------------------------------------------------------------------------------------------------------

Revenue                                                        $124,204         $140,686          $158,211         $147,651
Gross profit                                                     58,655           69,260            78,975           73,226
Income from operations                                           22,694           31,644            38,743           32,866
Net income                                                       17,286           23,524            29,358           25,115
Net income per basic common share                                  0.32             0.43              0.53             0.45
Net income per diluted common share                               $0.31            $0.41             $0.51            $0.44

                                                     ----------------------------------------------------------------------
Revenue by product
    Stand-alone Servers Connecting to Digital Copiers          $ 62,221         $ 58,106          $ 60,184         $ 63,517
    Embedded Desktop Controllers, Bundled
       Color Solutions & Chipset Solutions                       31,664           36,913            43,940           37,382
    Controllers for Digital Black and White Solutions            16,794           35,176            41,907           27,194
    Spares, Licensing & other misc. sources                      13,525           10,491            12,180           19,558
                                                              ---------        ---------         ---------        ---------
Total revenue                                                  $124,204         $140,686          $158,211         $147,651

                                                     ----------------------------------------------------------------------
Shipments by geographic area
    North America                                              $ 56,784         $ 65,633          $ 77,762         $ 77,818
    Europe                                                       42,690           47,403            45,833           46,676
    Japan                                                        22,175           22,832            27,614           18,160
    Rest of World                                                 2,555            4,818             7,002            4,997
                                                              ---------        ---------         ---------        ---------
Total                                                          $124,204         $140,686          $158,211         $147,651

---------------------------------------------------------------------------------------------------------------------------




                                    PART III

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


Item 10: Directors and Executive Officers of the Registrant

     Information regarding directors of the Company is incorporated by reference from the information contained under the caption "Election of Directors" in the Company's Proxy Statement for the Company's 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement"). Information regarding current executive officers of the Registrant is incorporated by reference from information contained under the caption "Executive Officers" in the Company's 2001 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's 2001 Proxy Statement.

Item 11:  Executive Compensation

     The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in the Company's 2001 Proxy Statement.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership" in the Company's 2001 Proxy Statement.

Item 13:  Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the information contained under the caption "Related Transactions" in the Company's 2001 Proxy Statement.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 10-K.

(a)      Documents Filed as Part of Form 10-K
----------------------------------------------



(1)      Index to Financial Statements

         The Financial Statements required by this item are submitted in Item 8 of this report as follows:

             Report of Independent Accountants.
             Consolidated Balance Sheets at December 31, 2000 and 1999 Consolidated Statements of Income for the three years ended December 31, 2000 Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2000 Consolidated Statements of Cash Flows for the three years ended December 31, 2000 Notes to Consolidated Financial Statements

         (2) Index to Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

         Report of Independent Accountants on Financial Statement Schedule

         (All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.)

         (3) Exhibits

Exhibits

         2.1 Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (7)

         2.2 Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (8)

         2.3 Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (5)

         3.1      Amended and Restated Certificate of Incorporation. (2)

         3.2      Bylaws as amended. (1)

         4.1      See Exhibit 3.1

         4.2      Specimen Common Stock certificate of the Company. (1)

         10.1+ License Agreement, dated as of February 9, 1990, between the Company and the Massachusetts Institute of Technology. (1)

         10.2     Amendment  to  License  Agreement  dated  December  21,  1990,
                  between  the  Company  and  the  Massachusetts   Institute  of
                  Technology. (1)

         10.3 Amendment to License Agreement dated May 29, 1991 and March 19, 1991, by and between the Company and the Massachusetts Institute of Technology. (1)

         Exhibit

         No.     Description

         10.4+ Third Amendment to License Agreement dated June 1, 1992, by and between the Company and the Massachusetts Institute of Technology. (1)

         10.5 First Amendment to License Agreement dated November 19, 1990, by and between the Company and the Massachusetts Institute of Technology.

         10.6++ Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company.

         10.7**   1989 Stock Plan of the Company. (1)

         10.8**   1990 Stock Plan of the Company. (1)

         10.9**   Management  Graphics,  Inc.  1985  Nonqualified  Stock  Option
                  Plan.(9)

         10.10**  The 1999 Equity Incentive Plan. (6)

         10.11**  Form of Indemnification Agreement.(1)

         10.12** Employment Agreement dated January 11, 2000 by and between Dan Avida and the Company.(9)

         10.13** Employment Agreement dated March 8, 2000, by and between Fred Rosenzweig and the Company.(9)

         10.14** Employment Agreement dated March 8, 2000, by and between Eric Saltzman and the Company.(9)

         10.15* Employment Agreement dated March 8, 2000, by and between Jan Smith and the Company.(9)

         10.16** Employment Agreement dated March 8, 2000, by and between Guy Gecht and the Company.(9)

         10.17** Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company's corporate headquarters building to be built in Foster City, California.(4)

         10.18 Lease Financing of Properties Located in Foster City, California, dated as of January 18, 2000 among the Company, Societe Generale Financial Corporation and Societe Generale.(9)

         10.19**  2000 Employee Stock Purchase Plan.(3)

         10.20** Employment Agreement dated April 13, 2000, by and between Joseph Cutts and the Company.(3)

         10.21**  Splash Technology Holdings, Inc. 1996 Stock Option Plan. (10)

         10.22++ Fourth Amendment to License Agreement dated October 17, 1994, by and between the Company and the Massachusetts Institute of Technology.

         10.23++ Fifth Amendment to License Agreement dated June 1, 2000, by and between the Company and the Massachusetts Institute of Technology.

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

                (3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-18805) and incorporated herein by reference.

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

                (7) Filed as exhibit (d) (1) to the Company's Schedule TO-T on September 14, 2000 is incorporated herein by reference.

                (8) Filed as exhibit (d) (5) to the Company's TO/A Number 3 on October 20, 2000 is incorporated herein by reference.

                (9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

                (10)  Filed  as  an  exhibit  to  the   Company's   Registration
                      Statement   on  Form  S-8   (File   No.   333-49298)   and
                      incorporated herein by reference.




(b)       Reports on Form 8-K

         A report on Form 8-K was filed by the Company on October 31, 2000. The report related to the acquisition of Splash Technology Holdings, Inc. in a cash merger, valued at approximately $159.7 million. The merger was completed on October 23, 2000


(c)      List of Exhibits

         See Item 14 (a).


(d) Consolidated Financial Statement Schedule II for the years ended December 31, 2000, 1999 and 1998, respectively.

         See Page 47 of this Annual Report on Form 10-K.

                                             ELECTRONICS FOR IMAGING, INC.

                                                      Schedule II

                                            Valuation and Qualifying Accounts
                                               Balance at       Charged to      Charged to/                        Balance at
                                               beginning        costs and        from other                          end of
Description                                    of period         expenses        accounts         Deductions         period
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Year Ended December 31, 2000
Allowance for doubtful accounts and
sales-related reserves                           $1,266             $979          $451 (1)            $(266)          $2,430

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999
Allowance for doubtful accounts and
sales-related reserves                           $1,697             $200          $--                 $(631)          $1,266

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998
Allowance for doubtful accounts and
sales-related reserves                           $1,628             $250          $--                 $(181)          $1,697

------------------------------------------------------------------------------------------------------------------------------------

(1) Bad debt reserve  received through  acquisition of Splash  Technology  Holdings,  Inc. - $173, and returned goods not previously included in allowance account - $277.

                                                                                                                                 48

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors and Stockholders of Electronics for Imaging, Inc.


Our audits of the consolidated financial statements referred to in our report dated January 23, 2001 appearing in this Annual Report on Form 10-K of Electronics for Imaging, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 23, 2001

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ELECTRONICS FOR IMAGING, INC.


March 27, 2001                       By:   /s/ Guy Gecht
                                           -----------------------------
                                           Guy Gecht
                                           Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Guy Gecht and Joseph Cutts jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Form 10-K Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                       Title                                                    Date
       ---------                                       -----                                                    -----
 /s/ Guy Gecht
-----------------------------                 Chief Executive Officer and Director                          March 27, 2001
     Guy Gecht                                 (Principal Executive Officer)


 /s/ Fred Rosenzweig
-----------------------------                 President, Chief Operating Officer and
     Fred Rosenzweig                          Director (Principal Operating Officer)                        March 27, 2001


 /s/ Joseph Cutts
-----------------------------                 Chief Financial Officer and Corporate Secretary
     Joseph Cutts                             (Principal Financial and Accounting Officer)                  March 27, 2001


 /s/ Jean-Louis Gasse'e                       Director                                                      March 27, 2001
-----------------------------
     Jean-Louis Gasse'e


 /s/ Dan Maydan                               Director                                                      March 27, 2001
-----------------------------
     Dan Maydan


                                                                                                                        50

Exhibit Index


Exhibit
No.      Description
---      -----------

2.1      Agreement and Plan of Merger, dated as of August 30, 2000, by and among
         the  Company,   Vancouver   Acquisition  Corp.  and  Splash  Technology
         Holdings, Inc. (7)

2.2 Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (8)

2.3 Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (5)

3.1      Amended and Restated Certificate of Incorporation. (2)

3.2      Bylaws as amended. (1)

4.1      See Exhibit 3.1

4.2      Specimen Common Stock certificate of the Company. (1)

10.1+ License Agreement, dated as of February 9, 1990, between the Company and the Massachusetts Institute of Technology. (1)

10.2 Amendment to License Agreement dated December 21, 1990, between the Company and the Massachusetts Institute of Technology. (1)

10.3     Amendment to License  Agreement  dated May 29, 1991 and March 19, 1991,
         by  and  between  the  Company  and  the  Massachusetts   Institute  of
         Technology. (1)

10.4+ Third Amendment to License Agreement dated June 1, 1992, by and between the Company and the Massachusetts Institute of Technology. (1)

10.5 First Amendment to License Agreement dated November 19, 1990, by and between the Company and the Massachusetts Institute of Technology.

10.6++ Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company.

10.7**   1989 Stock Plan of the Company. (1)

10.8**   1990 Stock Plan of the Company. (1)

10.9**   Management Graphics, Inc. 1985 Nonqualified Stock Option Plan.(9)

10.10**  The 1999 Equity Incentive Plan. (6)

10.11**  Form of Indemnification Agreement.(1)

10.12** Employment Agreement dated January 11, 2000 by and between Dan Avida and the Company.(9)

10.13**  Employment   Agreement  dated  March  8,  2000,  by  and  between  Fred
         Rosenzweig and the Company.(9)

10.14** Employment Agreement dated March 8, 2000, by and between Eric Saltzman and the Company.(9)

10.15** Employment Agreement dated March 8, 2000, by and between Jan Smith and the Company.(9)

Exhibit
No.      Description
---      -----------

10.16** Employment Agreement dated March 8, 2000, by and between Guy Gecht and the Company.

10.17** Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company's corporate headquarters building to be built in Foster City, California.(4)

10.18 Lease Financing of Properties Located in Foster City, California, dated as of January 18, 2000 among the Company, Societe Generale Financial Corporation and Societe Generale.(9)

10.19**  2000 Employee Stock Purchase Plan.(3)

10.20** Employment Agreement dated April 13, 2000, by and between Joseph Cutts and the Company.(3)

10.21**  Splash Technology Holdings, Inc. 1996 Stock Option Plan (10)

10.22++ Fourth Amendment to License Agreement dated October 17, 1994, by and between the Company and the Massachusetts Institute of Technology.

10.23++ Fifth Amendment to License Agreement dated June 1, 2000, by and between the Company and the Massachusetts Institute of Technology.

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

         (3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-18805) and incorporated herein by reference.

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

         (7) Filed as exhibit (d) (1) to the Company's Schedule TO-T on September 14, 2000 is incorporated herein by reference.

         (8) Filed as exhibit (d) (5) to the Company's TO/A Number 3 on October 20, 2000 is incorporated herein by reference.

         (9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

         (10)  Filed as an exhibit to the  Company's  Registration  Statement on
               Form  S-8  (File  No.  333-49298)  and  incorporated   herein  by
               reference.