Form 10-Q
period 2001-03-31
ELECTRONICS FOR IMAGING INC
filed 2001-05-15
CIK 867374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of Common Stock outstanding as of Apri1 30, 2001 was 53,329,122.

An Exhibit Index can be found on Page 25.

                          ELECTRONICS FOR IMAGING, INC.

                                      INDEX

                                                                        Page No.

PART I - Financial Information

Item 1.      Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000.................3

                 Condensed Consolidated Statements of Income
                      Three Months Ended March 31, 2001 and  2000 .........4

                 Condensed Consolidated Statements of Cash Flows
                      Three Months Ended March 31, 2001 and 2000...........5

                 Notes to Condensed Consolidated Financial Statements .....6


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations .........................10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk...22



PART II - Other Information


Item 1.      Legal Proceedings ...........................................23

Item 2.      Changes in Securities and Use of Proceeds ...................23

Item 3.      Defaults Upon Senior Securities .............................23

Item 4.      Submission of Matters to a Vote of Security Holders..........23

Item 5.      Other Information ...........................................23

Item 6.      Exhibits and Reports on Form 8-K ............................23


Signatures ...............................................................24

PART I            Financial Information
     ITEM 1.          Condensed Consolidated Financial Statements

                                           Electronics for Imaging, Inc.
                                            Consolidated Balance Sheets

                                                                                               March 31,      December 31,
                                                                                                 2001             2000
(In thousands, except share and per share amounts)                                            (unaudited)
 --------------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
Cash and cash equivalents                                                                    $134,897              $102,804
Short-term investments                                                                        240,765               250,799
Accounts receivable, net                                                                       73,998                72,006
Inventories                                                                                    31,038                27,076
Other current assets                                                                           37,001                43,166

---------------------------------------------------------------------------------------------------------------------------

          Total current assets                                                                517,699               495,851

---------------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                                    53,268                51,456
Restricted investments                                                                         19,596                14,134
Other assets                                                                                   89,612                92,949

---------------------------------------------------------------------------------------------------------------------------

                    Total assets                                                             $680,175              $654,390

---------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                                              $49,363               $49,252
Accrued and other liabilities                                                                  51,575                50,483
Income taxes payable                                                                           11,189                 6,199

---------------------------------------------------------------------------------------------------------------------------

          Total current liabilities                                                           112,127               105,934

---------------------------------------------------------------------------------------------------------------------------

Long-term obligations, less current portion                                                     3,140                 3,140

Commitments and Contingencies (Note 7)

---------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none
      issued and outstanding                                                                      --                     --
Common stock, $.01 par value; 150,000,000 shares authorized;
      53,222,937 and 52,685,593 shares outstanding, respectively                                  577                   572
Additional paid-in capital                                                                    248,835               240,202
Treasury stock, at cost, 4,477,500 shares                                                     (99,959)              (99,959)
Accumulated other comprehensive income                                                          1,477                   420
Retained earnings                                                                             413,978               404,081

---------------------------------------------------------------------------------------------------------------------------

          Total stockholders' equity                                                          564,908               545,316

---------------------------------------------------------------------------------------------------------------------------

                    Total liabilities and stockholders' equity                               $680,175              $654,390

---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                           Electronics for Imaging, Inc.
                                         Consolidated Statements of Income
                                                    (unaudited)

                                                                                                 Three Months
                                                                                                Ended March 31,
(In thousands, except per share amounts)                                                     2001            2000
-------------------------------------------------------------------------------------------------------------------

Revenue                                                                                    $141,093        $151,515

Cost of revenue                                                                              78,345          77,903

-------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                 62,748          73,612

-------------------------------------------------------------------------------------------------------------------

Operating expenses:

Research and development                                                                     26,464          19,778

Sales and marketing                                                                          15,610          16,355

General and administrative                                                                    6,603           5,035

Amortization of goodwill and other acquisition-related charges                                3,045              --
                                                                                              -----      ----------

Total operating expenses                                                                     51,722          41,168

-------------------------------------------------------------------------------------------------------------------

Income from operations                                                                       11,026          32,444

-------------------------------------------------------------------------------------------------------------------

Other income, net                                                                             4,318           5,501
                                                                                              -----           -----

Income before income taxes                                                                   15,344          37,945

Provision for income taxes                                                                   (5,447)        (12,522)


-------------------------------------------------------------------------------------------------------------------

Net income                                                                                   $9,897         $25,423

-------------------------------------------------------------------------------------------------------------------

Net income per basic common share                                                             $0.19           $0.45

Shares used in per-share calculation                                                         53,009          55,921

Net income per diluted common share                                                           $0.18           $0.44

Shares used in per-share calculation                                                         54,180          58,202

-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                           Electronics for Imaging, Inc.
                                       Consolidated Statements of Cash Flows
                                                    (unaudited)

                                                                                                    Three Months
                                                                                                   Ended March 31,
(In thousands)                                                                                  2001             2000
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                                                     $9,897          $25,423
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                                               7,395            4,116
    Deferred income tax                                                                           656               --

    Changes in operating assets and liabilities:
        Accounts receivable                                                                    (1,993)         (11,901)
        Inventories                                                                            (3,962)            (845)
        Receivable from subcontract manufacturers                                              10,258           (2,422)
        Other current assets                                                                   (4,753)             423
        Accounts payable and accrued liabilities                                                1,203            1,074
        Income taxes payable                                                                    4,996            3,471

----------------------------------------------------------------------------------------------------------------------

    Net cash provided by operating activities                                                  23,697           19,339

----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Purchases and sales / maturities of short-term investments, net                                11,090          (48,782)
Net purchases of restricted investments                                                        (5,462)              --
Investment in property and equipment, net                                                      (6,162)          (4,371)
Purchase of other assets                                                                          293              314

----------------------------------------------------------------------------------------------------------------------

    Net cash provided by (used for) investing activities                                         (241)         (52,839)

----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Repayment of long-term obligations                                                                 --             (224)
Issuance of common stock                                                                        8,637            8,544

----------------------------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                                                   8,637            8,320

----------------------------------------------------------------------------------------------------------------------


Increase (decrease) in cash and cash equivalents                                               32,093          (25,180)
Cash and cash equivalents at beginning of year                                                102,804          163,824

----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                                     $134,897         $138,644

----------------------------------------------------------------------------------------------------------------------

    See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Notes to unaudited Consolidated Financial Statements


1.       Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the "Company"), as of and for the interim period ended March 31, 2001, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2000, contained in the Company's Annual Report to Stockholders. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto.

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

The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended March 31, 2001 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. Accounting for Derivative Instruments and Hedging

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133". SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001 and the adoption of this pronouncement has not had a material impact on the Company's financial position and results of operations.

3. Earnings Per Share

The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:

                                                    Three Months Ended March 31,
(In thousands except per share amounts, unaudited)       2001              2000
--------------------------------------------------------------------------------

Net income available to common shareholders            $9,897           $25,423

Shares

   Basic shares                                        53,009            55,921
   Effect of Dilutive Securities                        1,171             2,281
                                                      -------           -------

Diluted shares                                         54,180            58,202
--------------------------------------------------------------------------------

Earnings per common share

   Basic EPS                                            $0.19             $0.45
   Diluted EPS                                          $0.18             $0.44

Options to purchase 8,042,142 and 365,869 shares of common stock outstanding as of March 31, 2001 and 2000, respectively were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the periods then ended.

4. Comprehensive Income

The Company's comprehensive income, which encompasses net income and currency translation adjustments, is as follows:

                                                   Three Months Ended March 31,
(In thousands, unaudited)                              2001              2000
--------------------------------------------------------------------------------

Net income                                           $9,897           $25,423

Market valuation of investments                       1,129               (17)
Currency translation adjustment                         (72)               (6)
                                                  ----------      ------------

Comprehensive income                                $10,954           $25,400
--------------------------------------------------------------------------------

5. Mergers and Acquisitions

2000 Acquisitions

On October 23, 2000, the Company acquired Splash Technology Holdings, Inc. ("Splash") for total consideration of approximately $159.7 million, comprising of $146.8 million in cash, $6.0 million for the fair value of stock options assumed and $6.9 million of capitalized transaction-related costs. The
acquisition   was  accounted  for  as  a  purchase   business   combination  and
accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. Amortization of goodwill and other intangibles related to acquisition of Splash were $3.0 million for the three months ended March 31, 2001. At March 31, 2001 the unamortized portion of goodwill and other intangibles totaled $72.9 million and is being amortized over estimated lives ranging from 4 to 7 years.


The unaudited pro forma information set forth below represents the revenue, net income and earnings per share of the Company and Splash as if the acquisition were effective on January 1, 2000, and includes certain pro forma adjustments, including the adjustment of amortization expense to reflect purchase price allocations, interest income to reflect net cash used for the purchase and the related income tax effects of these adjustments.

                                                 Three Months
                                                Ended March 31,
(in thousands, except per share data)                2000
--------------------------------------------------------------------------------

Revenue                                            $175,369
Net income                                          $23,836
Basic earnings per common share                       $0.43
Diluted earnings per common share                     $0.41

--------------------------------------------------------------------------------

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at the beginning of the period presented.

6. Balance Sheet Components

                                                         March 31,  December 31,
(In thousands, unaudited)                                  2001         2000
--------------------------------------------------------------------------------

Accounts receivable:

Accounts receivable                                      $76,215      $74,436
Less reserves and allowances                              (2,217)      (2,430)
                                                         --------     --------
                                                         $73,998      $72,006

--------------------------------------------------------------------------------

                                                         March 31,  December 31,
(In thousands, unaudited)                                  2001         2000
--------------------------------------------------------------------------------

Inventories:

Raw materials                                            $21,191      $25,928
Work-in-process                                            1,194         --
Finished goods                                             8,653        1,148
                                                        --------      -------
                                                         $31,038      $27,076

--------------------------------------------------------------------------------

Other current assets:

Receivable from subcontract manufacturers               $  8,653      $18,911
Deferred income taxes, current portion                    17,035       17,695
Other                                                     11,313        6,560
                                                         -------      -------
                                                         $37,001      $43,166

--------------------------------------------------------------------------------

Property and equipment:

Land and land improvements                               $30,026     $ 28,930
Equipment and purchased software                          49,929       70,413
Furniture and leasehold improvements                      12,627       16,354
Buildings                                                  3,556          --
                                                        --------     --------
                                                          96,138      115,697
Less accumulated depreciation and amortization           (42,870)     (64,241)
                                                         --------    --------
                                                         $53,268     $ 51,456

--------------------------------------------------------------------------------

Other assets:


Deferred income taxes, non-current portion               $15,031      $15,031
Goodwill                                                  53,039       53,406
Other intangibles                                         28,970       29,432
Accumulated amortization of goodwill and intangibles      (9,142)     (6,560)
Other                                                      1,714        1,640
                                                        --------     --------
                                                         $89,612      $92,949

--------------------------------------------------------------------------------

Accrued and other liabilities:

Accrued compensation and benefits                        $11,814      $15,019
Accrued product-related obligations                       18,668       13,427
Accrued royalty payments                                   8,638        8,564
Other accrued liabilities                                 12,455       13,473
                                                          ------       ------
                                                         $51,575      $50,483

--------------------------------------------------------------------------------

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis and the audited consolidated financial statements of the Company and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Results for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the entire fiscal year ended December 31, 2001. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company's results, please see the section entitled "Factors that Could Adversely Affect Performance" below and in the Company's 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Results of Operations

The following tables set forth items in the Company's consolidated statements of income as a percentage of total revenue for the three months ended March 31, 2001 and 2000 and the percentage change from 2001 over 2000. These operating results are not necessarily indicative of results for any future period.

                                                                                                       % change
                                                                                                         2001
                                                              Three Months ended March 31,               over
                                                                   2001          2000                    2000
---------------------------------------------------------------------------------------------------------------------------

Revenue                                                           100 %         100 %                    (7)%
Cost of revenue                                                    56 %          51 %                     1 %
---------------------------------------------------------------------------------------------------------------------------

Gross profit                                                       44 %          49 %                   (15)%
---------------------------------------------------------------------------------------------------------------------------

Research and development                                           19 %          13 %                    34 %
Sales and marketing                                                11 %          11 %                    (5)%
General and administrative                                          4 %           3 %                    31 %
Amortization of goodwill and other acquisition-
  related charges                                                   2 %          -- %                    -- %
                                                                  -----        -----
Operating expenses                                                 36 %          27 %                    26 %

---------------------------------------------------------------------------------------------------------------------------

Income from operations                                              8 %          22 %                   (66)%

---------------------------------------------------------------------------------------------------------------------------

Other income, net                                                   3 %           3 %                   (22)%
                                                                  -----         -----

Income before income taxes                                         11 %          25 %                   (60)%
Provision for income taxes                                          4 %           8 %                   (57)%
                                                                  -----         -----

---------------------------------------------------------------------------------------------------------------------------

Net income                                                          7 %          17 %                   (61)%

---------------------------------------------------------------------------------------------------------------------------

Revenue

Revenue decreased by 7% to $141.1 million in the three month period ended March 31, 2001, compared to $151.5 million in the three month period ended March 31, 2000. The corresponding unit volume increased by 13%. The decrease in revenue was primarily due a decline in average selling prices due to changes in product mix.

The Company's revenue is principally derived from three major categories. The first category is made up of stand-alone servers which connect digital color copiers with computer networks. This category includes the Fiery X2, X4, ZX and Z4 products. The second category consists of embedded desktop controllers, bundled color solutions and chipsets primarily for the office market. The third category consists of controllers for digital black and white products.

The following is a break-down of categories by revenue, both in terms of absolute dollars and as a percentage (%) of total revenue. Also shown is volume as a percentage (%) of total units shipped.


Revenue                                                  Three Months Ended  Three Months Ended
(in thousands)                                             March 31, 2001      March 31, 2000           % change
-------------------------------------------------------------------------------------------------------------------------

Stand-alone Servers Connecting
    to Digital Color Copiers                              $56,824    40%        $73,747    49%            (23)%
Embedded Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions                                    30,074    21%         33,214    22%             (9)%
Controllers for Digital
    Black and White Solutions                              40,769    29%         26,828    18%             52 %
Spares, Licensing
    & Other misc. sources                                  13,426    10%         17,726    11%            (24)%
---------------------------------------------------------------------------------------------------------------------------

Total Revenue                                            $141,093   100%       $151,515   100%             (7)%

---------------------------------------------------------------------------------------------------------------------------

                                                         hree Months Ended   Three Months Ended
Volume                                                    March 31, 2001       March 31, 2000
-------------------------------------------------------------------------------------------------------------

Stand-alone Servers Connecting
    to Digital Color Copiers                                      10%                  20%
Embedded Desktop Controllers,
    Bundled Color Solutions
    & Chipset Solutions                                           45%                  48%
Controllers for Digital
    Black and White Solutions                                     42%                  28%
Spares, Licensing
    & Other misc. sources                                          3%                   4%
-------------------------------------------------------------------------------------------------------------

Total Volume                                                     100%                 100%

-------------------------------------------------------------------------------------------------------------

The category of stand-alone servers connecting to digital color copiers made up 40% of total revenue and 10% of total unit volume for the three month period ended March 31, 2001. For the same period a year ago, it made up 49% of total revenue and 20% of total unit volume. The products in this category continue to offer higher margins relative to the other product lines, but sales of this category have declined recently as a major customer delayed the introduction of a new product. That product began shipping late in the first quarter of 2001.


The category of embedded desktop controllers made up 21% of total revenue and 45% of total unit volume in the first quarter of 2001. It made up 22% of total revenue and 48% of total unit volume in the first quarter of 2000. These products, except for the chipset solutions, are generally characterized by lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. The chipset solutions can be characterized by lower unit prices but significantly higher per unit margins compared to the traditional stand-alone server line of products. There was a slight reduction in revenue from this category as a result of some delays in the introduction of new products and the acceleration of some initial sales associated with product introductions in the fourth quarter of 2000, thus reducing the sales in the first quarter of 2001.

The digital black and white controller category made up 29% of total revenue and 42% of total unit volume in the three month period ended March 31, 2001. In the three month period ended March 31, 2000, it made up 18% of total revenue and 28% of total unit volume. This product category can also be characterized by lower unit prices and associated margins, but much higher unit volumes than the Company has experienced in its more traditional stand-alone server line of products. Sales in this category increased as new products were introduced in late 2000 and early 2001. The Company expects that the sales in this product category will decline in the second quarter of 2001 as OEM's sell through the product purchased at introduction to fill their distribution pipelines.

To the extent these categories do not grow over time in absolute terms, or if the Company is not able to meet demand for higher unit volumes, it could have a material adverse effect on the Company's operating results. There can be no assurance that any new products for 2001 will be qualified by all the OEMs, or that they will successfully compete, or be accepted by the market, or otherwise be able to effectively replace the volume of revenue and/or income from the older products.

The Company also believes that in addition to the factors described above, price reductions for all of its products will affect revenues in the future. The Company has previously and may in the future reduce prices for its products. Depending upon the price-elasticity of demand for the Company's products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company's revenues and profits. If the Company is not able to compensate for lower gross margins that result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the Company's revenue in the future depends more upon sales of products with relatively lower gross margins (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

Shipments by geographic area for the three months period ended March 31, 2001 and March 31, 2000 were as follows:

                          Three Months ended March 31,

(In thousands)        2001                    2000               % change
--------------------------------------------------------------------------------

North America       $69,457     49%         $73,935     49%         (6)%
Europe               47,563     34%          52,849     35%        (10)%
Japan                19,566     14%          18,727     12%           4%
Rest of World         4,507      3%           6,004      4%        (25)%

--------------------------------------------------------------------------------
                   $141,093    100%        $151,515    100%         (7)%

--------------------------------------------------------------------------------

Shipments to each geographic area decreased in all areas except for Japan. The Rest of World, Europe and North America experienced decreases of 25%, 10% and 6%, respectively, for the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000. The Rest of World region is predominantly represented by the Southeast Asian countries and the decrease from the prior year first quarter is a reflection of difficult economic conditions in that region as well as the timing of new product introductions. Japan experienced a slight increase of 4% for the three month period ended March 31, 2001 compared to the three months period ended March 31, 2000, again related to product mix and timing of new product introductions. Changes in worldwide economic conditions may have an adverse impact on the Company's results of operations in the future.

As shipments to some of the Company's OEM partners are made to centralized purchasing and manufacturing locations which in turn sell through to other locations, the Company believes that export sales of its products into each region may differ from what is reported, because accurate data is difficult to obtain. The Company expects that export sales will continue to represent a significant portion of its total revenue.

Substantially all of the revenue for the last three years was attributable to sales of products through the Company's OEM channels with such partners as Canon, Danka, Encad, Epson, Fuji-Xerox, Hewlett-Packard, Konica, Lanier, Minolta, Oce, Ricoh, Sharp, Toshiba, Xerox and others. During 2001, the Company has continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with OEM partners. The Company relied on four OEM customers, Canon, Xerox, Minolta and Ricoh for 80% of its revenue in aggregate for the three month period ended March 31, 2001 and Canon, Xerox and Minolta for 68% of its revenue for the three month period ended March 31,2000. No assurance can be given that the Company's relationships with these OEM partners will continue. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations.

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

Gross Margins

The Company's gross margins were 44% and 49% for the three month periods ended March 31, 2001 and March 31, 2000, respectively. The decrease in gross margin was attributable to a change in product mix, with products with lower margins, such as digital black and white controllers, comprising a larger share of the total sales.

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

In general, the Company believes that gross margin will continue to be impacted by a variety of factors. These factors include the market prices that can be achieved on the Company's current and future products, the availability and pricing of key components (including DRAM, Processors and Postscript interpreter software), third party manufacturing costs, product, channel and geographic mix, the success of the Company's product transitions and new products, competition with third parties and our OEM partners, and general economic conditions in the United States and abroad. Consequently, the Company anticipates gross margins will fluctuate from period to period.

Operating Expenses

Operating expenses increased by 26% in the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000. Operating expenses as a percentage of revenue amounted to 36% and 27% for the three month periods ended March 31, 2001 and March 31, 2000, respectively. Increases in operating expenses in absolute dollars of $10.6 million, were primarily caused by costs associated with the hiring of additional full time employees (a net increase of 127 people at March 31, 2001 over March 31, 2000) to support product development as well as to support expanded operations and $3.0 million for the amortization of goodwill and purchased intangibles related to the acquisition of Splash.

The Company anticipates that operating expenses may continue to grow and increase both in absolute dollars and as a percentage of revenue.

The components of operating expenses are detailed below.

           Research and Development

           Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $26.5 million or 19% of revenue for the three month period ended March 31, 2001 compared to $19.8 million or 13% of revenue for the three month period ended March 31, 2000. The 34% increase in research and development expenses from the prior year first quarter was mainly due to the inclusion of Splash as well as additional headcount and component expenses for prototype development.

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

           Sales and Marketing

           Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for the three month period ended March 31, 2001 were $15.6 million or 11% of revenue compared to $16.4 million or 11% of revenue for the three months ended March 31, 2000. The decrease in absolute dollars of $0.8 million is due primarily to decreased promotional expense partially offset with the inclusion of Splash. As the product mix gravitates toward desktop and embedded products less sales and marketing support may be required from the Company.

           The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, introduce new products and services and continue to build its sales and marketing organization, particularly in Europe and Asia Pacific, including Japan. This increase might not proportionally increase with increases in volume if the Company's sales continue to gravitate toward desktop and embedded products, which require less support from the Company as the OEM partners take over this role.

           General and Administrative

           General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $6.6 million or 4% of revenue for the three month period ended March 31, 2001, compared to $5.0 million or 3% of revenue for the three month period ended March 31, 2000. The increase of $1.6 million was primarily due to the increase in headcount to support the needs of the Company's growing operations including our Dutch processing center, set up in the second half of 2000 as well as the cost of registering and defending our intellectual property. The Company expects that its general and administrative expenses may continue to increase in absolute dollars and possibly also as a percentage of revenue in order to support the Company's efforts to grow its business.

           Amortization of Goodwill and Purchased Intangibles

           Amortization of goodwill and other intangibles related to acquisition of Splash were $3.0 million or 2% of revenue for the three months ended March 31, 2001. At March 31, 2001 the unamortized portion of goodwill and other intangibles totaled $72.9 million and is being amortized over estimated lives ranging from 4 to 7 years.

Other Income

Other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income of $4.3 million for the three month period ended March 31, 2001 decreased by 22% from $5.5 million for the three month period ended March 31, 2000. The average investment balance for the three month period ended March 31, 2001 as compared to the three month period ended March 31, 2000, decreased after the Company invested $100 million in repurchasing its common stock in 2000 and consummated the purchase of Splash.

Income Taxes

The Company's effective tax rate was 35.5% for the three month period ended March 31, 2001 and 33% for the three month period ended March 31, 2000. The rate increased as the result of the non-deductible write-offs of intangibles related to the acquisition of Splash. In each of these periods, the Company benefited from tax-exempt interest income, foreign sales, and the utilization of research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. The Company currently anticipates that the tax rate for the remainder of 2001 will remain approximately 35.5%.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased by $22.1 million to $375.7 million as of March 31, 2001, from $353.6 million as of December 31, 2000. Working capital increased by $15.7 million to $405.6 million as of March 31, 2001, up from $389.9 million as of December 31, 2000. These increases are primarily the result of net income, changes in balance sheet components and the exercise of employee stock options.

Net cash provided by operating activities was $23.7 million for the three month period ended March 31, 2001. The Company invests cash in excess of its operating needs in short-term investments, mainly municipal securities. Sales in excess of purchases of short-term and restricted investments were $5.6 million for the three month period ended March 31, 2001. The Company's capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company's operations. The Company purchased approximately $6.2 million of facilities, equipment and furniture during the three month period ended March 31, 2001.

In 1997, the Company began development of a corporate campus on a 35-acre parcel of land in Foster City, California In July 1999 the Company completed construction of a ten-story, 295,000 square foot building funded under an agreement entered into in 1997 ("1997 Lease") and began making rent payments. Also in conjunction with the 1997 Lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years.

In December 1999 the Company entered into a second agreement ("1999 Lease" and together with the 1997 Lease, the "Leases") to lease a maximum of 543,000 square feet of additional facilities, to be constructed adjacent to the first building discussed above. As of March 31, 2001, the lessor has funded $18.9 million of a maximum commitment of $137.0 million for the construction of the facilities, with the portion of the committed amount actually used for construction to be determined by the Company. Rent obligations for the building will bear a direct relationship to the carrying cost of the commitments drawn down. Construction of the facilities began in January 2000 and is scheduled for completion in December 2002. In connection with the 1999 Lease, the Company entered into a lease of the related parcels of land in Foster City with the lessor of the buildings for a nominal rate and for a term of 30 years. If the Company does not renew the building lease, the ground lease converts to a market rate.

Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities. The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of the their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either defaults on a covenant, fails to renew the lease, or does not purchase or locate a purchaser for the leased building at the end of the lease term. During the term of the Leases the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral ($70.1 million at March 31, 2001) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease ($19.6 million at March 31, 2001) may be invested by the Company in certain securities, however the funds are restricted as to withdrawal at all times.

Net cash provided by financing activities of $8.6 million in the three month period ended March 31, 2001, was primarily the result of exercises of common stock options and the tax benefits to the Company associated with those exercises.

The Company's inventory consists primarily of memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing the Company's products. Should the Company decide to purchase components and do its own manufacturing, or should it become necessary for the Company to purchase and sell components other than the processors, ASICs or memory subsystems for its contract manufacturers, inventory balances and potentially fixed assets would increase significantly, thereby reducing the Company's available cash resources. Further, the inventory the Company carries could become obsolete thereby negatively impacting the Company's consolidated financial position and results of operations. The Company also relies on several sole-source suppliers for certain key components and could experience a significant negative impact on its consolidated financial position and results of operations if such supplies were reduced or not available.

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

Splash, along with former Splash officers, has been named in class action lawsuits filed in the United States District Court for the

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

On August 31, 2000, after the announcement of the merger agreement between Splash and the Company, a class action lawsuit was filed against Splash and its directors. The Plaintiffs, Splash and the Company have agreed in principle to enter into a settlement agreement that would resolve all outstanding disputes and dismiss the case with prejudice. The parties are currently finalizing the details of the settlement agreement. The Company and Splash deny any wrongdoing whatsoever, but agreed to the settlement to eliminate the burden and expense of further litigation. In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company's business or financial condition

The Company believes that its existing capital resources, together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 2001.

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

Our OEMs work closely with us to develop products that are specific to each OEM's copiers and printers. Many of the products we are developing require that we coordinate development, quality testing, marketing and other tasks with our OEMs. We cannot control our OEMs' development efforts and coordinating with our OEMs may cause delays that we cannot manage by ourselves. In addition, our sales revenue and results of operations may be adversely affected if we cannot meet our OEMs' product needs for their specific copiers and printers, as well as successfully manage the additional engineering and support effort and other risks associated with such a wide range of products.

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

Our operating results will depend to a significant extent on continual improvement of existing technologies and rapid innovation of new products and technologies. Our success depends not only on our ability to predict future requirements, but also to develop and introduce new products that successfully address customer needs. Any delays in the introduction or availability of new products we are planning could harm our financial results. During transitions from existing products to new products, customers may delay or cancel orders for existing products. Our results of operations may be adversely affected if we cannot successfully manage product transitions or provide adequate availability of products after they have been introduced.

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

Under our license agreements with Adobe, a separate license must be granted from Adobe to us for each type of copier or printer used with one of our servers or controllers. If Adobe does not grant us such licenses or approvals, if the Adobe license agreements are terminated, or if our relationship with Adobe is otherwise impaired, our financial condition and results of operations may be harmed. To date, we have successfully obtained licenses to use Adobe's PostScript(TM) software for our products, where required. However, we cannot assure you that Adobe will continue to grant future licenses to Adobe PostScript(TM) software on reasonable terms, in a timely manner, or at all. In addition, we cannot assure you that Adobe will continue to give us the quality assurance approvals we are required to obtain from Adobe for the Adobe licenses.

If the demand for products that enable printing of digital data decreases, our sales revenue may decrease

Our products are primarily targeted at enabling the printing of digital data. If demand for this service declines, or if the demand for our OEM's specific printers or copiers that our products are designed for should decline, our sales revenue may be adversely affected. Although demand for networked printers and copiers has increased in recent years, we cannot assure you that such demand will continue, nor can we assure you that the demand will continue for the specific OEM printers and copiers that utilize our products. We believe that demand for our products may also be affected by a variety of economic conditions and considerations, and we cannot assure you that demand for our products will continue at current levels.

We sell products that are large capital expenditures as well as discretionary purchase items. In difficult economic times spending on information technology is often decreased. As our products are of a more discretionary nature than many other technology products, we may be more adversely impacted than other technology firms. We are subject to economic sensitivity that could harm our results of operations.

If we enter new markets or distribution channels this could result in delayed revenues or higher operating expenses

We continue to explore opportunities to develop product lines different from our Fiery servers and embedded controllers, such as our new line of software products and EFI Professional Services. We expect to invest funds to develop new distribution and marketing channels for these new products and services. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services. In addition, even if we are able to introduce new products or services, these products and services may adversely impact the Company's operating results.

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

While many of our OEMs' sell our products on an exclusive basis, we do not have any formal agreements that prevent the OEMs from offering alternative products. If an OEM offers products from alternative suppliers our market share could decrease, which could reduce our revenue and negatively affect our financial results.

Many of our OEM partners themselves internally develop and supply products similar to our current products. These OEMs may be able to develop similar products that are compatible with their own products more quickly than we can. These OEMs may choose to market their own products, even if these products are technologically inferior, have lower performance or cost more. We cannot assure you that we will be able to continue to successfully compete against similar products developed internally by our OEMs or against their financial and other resources. If we cannot compete successfully against our OEMs' internally developed products, our business may be harmed.

If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion

We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals. We are located in the Silicon Valley where competition among companies to hire engineering and technical professionals is intense. It is difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located nearby that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees. If we cannot successfully hire and retain employees, we may not be able to develop products timely or to meet demand for our products in a timely fashion and our results of operations may be adversely impacted. Our operating results may fluctuate based upon many factors, which could adversely affect our stock price

We expect our stock price to vary with our operating results and, consequently, such fluctuations could adversely affect our stock price. Operating results may fluctuate due to:

    o    varying demand for our products;
    o    success and timing of new product introductions;
    o changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;
    o    price reductions by us and our competitors;
    o    delay, cancellation or rescheduling of orders;
    o    product performance;
    o availability of key components, including possible delays in the deliveries from suppliers;
    o    the status of our relationships with our OEM partners;
    o    the performance of third-party manufacturers;
    o    the status of our relationships with our key suppliers;
    o the financial and operational condition of OEM partners and key suppliers;
    o    potential excess or shortage of skilled employees; and
    o    general economic conditions.

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

The value of our investment portfolio will decrease if interest rates increase

We have an investment portfolio of mainly fixed income securities classified as available-for-sale securities. As a result, our investment portfolio is subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure to interest rate risk by investing primarily in securities with maturities of less than 3 years. We may be unable to successfully limit our risk to interest rate fluctuations and this may cause our investment portfolio to decrease in value.

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

We face risks from our international operations and from currency fluctuations

Approximately 51% of our revenue from the sale of products for the three month periods ended March 31, 2001 and March 21, 2000, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

We believe that economic conditions in other parts of the world, such as Brazil, may also limit demand for our products. The move to a single European currency, the Euro, and the resulting central bank management of interest rates to maintain fixed currency exchange rates among the member nations may lead to economic conditions which adversely impact sales of our products.

Given the significance of our export sales to our total product revenue, we face a continuing risk from the strengthening of the U.S. dollar versus the Japanese yen, the Euro and other major European currencies, and numerous Southeast Asian currencies, which could cause lower unit demand and the need to lower average selling prices for our products because of the reduced strength of local currencies. Either of these events could harm our revenues and gross margin. Although we typically invoice our customers in U.S. dollars, when we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar. We attempt to limit or hedge these exposures through operational strategies and financial market instruments where we consider it appropriate. To date we have mostly used forward contracts to reduce our risk from interest rate and currency fluctuations. However, our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which would harm our financial condition and operating results.

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

Our products may contain defects which are not discovered until after shipping.

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

Seasonal purchasing patterns of our OEM customers have historically caused lower fourth quarter revenue, which may negatively impact the stock price

Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the past, our fiscal fourth quarter results have been adversely affected because some or all of our OEM customers wanted to decrease, or otherwise delay, fourth quarter orders. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM partners focus on training of their sales forces. The primary reasons for this seasonal pattern are:


    o    Our  OEM  partners  have  historically   sought  to  minimize  year-end
         inventory investment (including the reduction in demand following introductory "channel fill" purchases).

    o    The timing of new product  releases and  training by our OEM  partners;
         and

    o Our OEM partners have achieved their yearly sales targets and consequently delay further purchases into the next fiscal year( we do not know when our partners reach these sales targets as they generally do not share them with us).

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

We recently announced the creation of a fund to invest in the equity securities of privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose all or part of our entire initial investment in these companies.

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

We are dependent on sub-contractors to manufacture and deliver products to our customers

We subcontract with other companies to manufacture our products. We rely on the ability of our subcontractors to manufacture products to be sold to our customers, and while we closely monitor our subcontractors performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. We also can not assure you that difficulties experienced by our subcontractors ( such as interruptions in a subcontractor's ability to make or ship our products, or fix quality assurance problems ) would not harm our business, operating results, or financial condition. If we decide to change subcontractors we could experience delays in setting up new subcontractors which would result in delay in delivery of our products.

We depend upon a limited group of suppliers for key components in our products

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include motherboards and processors from Intel and other related semiconductor components. We may not maintain long-term agreements with any of our suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated volatility in demand for our products, we could be unable to manufacture certain products in a quantity sufficient to meet end user demand, or we may hold excess quantities of inventory. We have increased our inventory of components for which we are dependent upon sole or limited source suppliers, or components whose prices fluctuate dramatically. As a result, we are subject to an increasing risk of inventory obsolescence, which could materially and adversely affect our operating results and financial condition. The market prices and availability of certain components, particularly memory, and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of our products, have fluctuated significantly in the past. Significant fluctuations in the future could have a material adverse effect on our operating results and financial condition. These fluctuations could result in a reduction in gross margins.

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

As of March 31, 2001, the Company had one outstanding forward foreign exchange contract to sell Yen equivalent to approximately $3.3 million with an expiration date of April 12, 2001. The estimated fair value of the foreign currency contract represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. As of March 31, 2001, the difference between the fair value of the outstanding contract and the contract amount was not material. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase of the amount of Yen to purchase one US Dollar. A 10% fluctuation in the exchange rate for this currency would change the fair value by approximately $298,000. However, since the contract hedges foreign currency denominated transactions, any change in the fair value of the contract would be offset by changes in the underlying value of the transactions being hedged.

Interest Rate Risk

The fair value of the Company's cash portfolio at March 31, 2001, approximated carrying value. Market risk was estimated as the potential decrease in fair value resulting from an instantaneous hypothetical 100 basis-point increase in interest rates for any debt instruments in the Company's investment portfolio. As of March 31, 2001, the Company's cash and short-term investment portfolio includes debt securities of $257.1 million subject to interest rate risk. A 100 basis-point increase in market interest rates would result in a decrease of fair value of approximately $1.5 million.

The fair value of the Company's long-term debt, including current maturities, was estimated to be $3.5 million as of March 31, 2001, and equaled the carrying value. The Company's long-term debt requires interest payments based on a variable rate and therefore is subject to interest rate risk. A 10% fluctuation in interest rates would not have a material effect on the fair value of the outstanding long-term debt of the Company as of March 31, 2001.

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

     ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits*

                    Not applicable

                    * Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 are incorporated herein by reference.

       (b)  Reports on Form 8-K

                    A report on Form 8-K was filed by the Company on January 2, 2001. This report amended the Form 8-K filed on October 23, 2000, which related to the acquisition of Splash Technology Holdings, Inc., in order to include the required financial statements and pro forma financial information.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ELECTRONICS FOR IMAGING, INC.

Date:  May 11, 2001


                                    --------------------------------------------
                                    Guy Gecht
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    --------------------------------------------
                                    Joseph Cutts
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX*

           No.                      Description
           ---                      -----------


           * Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 are incorporated herein by reference.