Form 10-Q
period 2001-06-30
ELECTRONICS FOR IMAGING INC
filed 2001-08-13
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-18805

ELECTRONICS FOR IMAGING, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3086355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Velocity Way, Foster City, CA 94404
(Address of principal executive offices, including zip code)

(650) 357-3500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]   No [ ]

The number of shares of Common Stock outstanding as of July 31, 2001 was 53,629,568.

An Exhibit Index can be found on Page 25.

ELECTRONICS FOR IMAGING, INC.

INDEX

Page No.

PART I – Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	June 30, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Income
	Three and Six Months Ended June 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements
		6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

PART II – Other Information

Item 1.	Legal Proceedings	22

Item 2.	Changes in Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		24

PART I FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Electronics for Imaging, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share amounts)	June 30, 2001 (unaudited)	December 31, 2000

Assets

Current assets:
Cash and cash equivalents	$194,162	$102,804
Short-term investments	220,375	250,799
Accounts receivable, net	62,660	72,006
Inventories	18,242	27,076
Other current assets	30,570	43,166

Total current assets	526,009	495,851

Property and equipment, net	55,115	51,456
Restricted investments	29,212	14,134
Other assets	87,377	92,949

Total assets	$697,713	$654,390

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$43,305	$49,252
Accrued and other liabilities	45,667	50,483
Income taxes payable	22,598	6,199

Total current liabilities	111,570	105,934

Long-term obligations, less current portion	2,972	3,140

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none
issued and outstanding	--	--
Common stock, $.01 par value; 150,000,000 shares authorized;
53,540,263 and 52,685,593 shares outstanding, respectively	580	572
Additional paid-in capital	255,380	240,202
Treasury stock, at cost, 4,477,500 shares	(99,959)	(99,959)
Accumulated other comprehensive income	1,529	420
Retained earnings	425,641	404,081

Total stockholders’ equity	583,171	545,316

Total liabilities and stockholders’ equity	$697,713	$654,390

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2001	2000	2001	2000

Revenue	$143,936	$152,176	$285,029	$303,691
Cost of revenue	79,714	79,233	158,059	157,136

Gross profit	64,222	72,943	126,970	146,555

Operating expenses:
Research and development	25,272	22,176	51,737	41,954
Sales and marketing	15,246	15,947	30,856	32,302
General and administrative	6,483	6,368	13,086	11,403
Amortization of goodwill and other acquisition-related charges	3,089	--	6,134	--

Total operating expenses	50,090	44,491	101,813	85,659

Income from operations	14,132	28,452	25,157	60,896

Other income, net	3,952	5,626	8,270	11,128

Income before income taxes	18,084	34,078	33,427	72,024

Provision for income taxes	(6,420)	(11,246)	(11,867)	(23,768)

Net income	$11,664	$22,832	$21,560	$48,256

Net income per basic common share	$0.22	$0.41	$0.41	$0.86

Basic weighted average shares	53,401	55,997	53,205	55,906

Net income per diluted common share	$0.21	$0.40	$0.40	$0.84

Diluted weighted average shares	54,963	57,497	54,581	57,404

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2001	2000

Cash flows from operating activities:
Net income	$21,560	$48,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,115	6,614
Change in reserve for bad debt	221	312
Deferred income tax	691	(2,495)

Changes in operating assets and liabilities:
Accounts receivable	9,125	(14,714)
Inventories	8,834	(1,513)
Receivable from subcontract manufacturers	10,373	(4,472)
Other current assets	1,529	(1,129)
Accounts payable and accrued liabilities	(11,221)	(2,607)
Income taxes payable	18,836	(2,869)

Net cash provided by operating activities	74,063	25,383

Cash flows from investing activities:

Purchases and sales / maturities of short-term investments, net	31,578	(68,667)
Net purchases of restricted investments	(15,114)	--
Investment in property and equipment, net	(11,660)	(7,349)
Purchase of other assets	(542)	582

Net cash provided by (used for) investing activities	4,262	(75,434)

Cash flows from financing activities:

Repayment of long-term obligations	(159)	(607)
Issuance of common stock	13,192	11,469
Repurchase of common stock	--	(44,118)

Net cash provided by (used for) financing activities	13,033	(33,256)

Increase (decrease) in cash and cash equivalents	91,358	(83,307)
Cash and cash equivalents at beginning of year	102,804	163,824

Cash and cash equivalents at end of period	$194,162	$80,517

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Notes to unaudited Consolidated Financial Statements

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the “Company”), as of and for the interim period ended June 30, 2001, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2000, contained in the Company’s Annual Report to Stockholders. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto.

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

The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended June 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. Accounting for Derivative Instruments and Hedging

In June 1998, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 133 (SFAS 133) “Accounting for Derivative Instruments and Hedging”. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), “Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of FASB Statement No. 133”. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001 and the adoption of this pronouncement has not had a material impact on the Company’s financial position and results of operations.

3. Earnings Per Share

The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts, unaudited)	2001	2000	2001	2000

Net income available to common shareholders	$11,664	$22,832	$21,560	$48,256

Shares

Basic shares	53,401	55,997	53,205	55,906
Effect of Dilutive Securities	1,562	1,500	1,376	1,498

Diluted shares

54,963

57,497

54,581

57,404

Earnings per common share

Basic EPS	$0.22	$0.41	$0.41	$0.86
Diluted EPS	$0.21	$0.40	$0.40	$0.84

Options to purchase 6,076,462 and 4,594,649 shares of common stock outstanding as of June 30, 2001 and 2000, were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the periods then ended.

4. Comprehensive Income

The Company’s comprehensive income, which encompasses net income and currency translation adjustments, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, unaudited)	2001	2000	2001	2000

Net income	$11,664	$22,832	$21,560	$48,256

Market valuation of investments	58	497	1,187	480
Currency translation adjustment	(5)	(23)	(77)	(30)

Comprehensive income	$11,717	$23,306	$22,670	$48,706

5. Mergers and Acquisitions

2000 Acquisitions

On October 23, 2000, the Company acquired Splash Technology Holdings, Inc. (“Splash”) for total consideration of approximately $159.7 million, comprised of $146.8 million in cash, $6.0 million for the fair value of stock options assumed and $6.9 million of capitalized transaction-related costs. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. Amortization of goodwill and other intangibles related to the acquisition of Splash was $3.0 million and $6.1 million for the three and six months ended June 30, 2001, respectively. At June 30, 2001 the unamortized portion of goodwill and other intangibles totaled $70.3 million and is being amortized over estimated lives ranging from 4 to 7 years.

2001 Acquisitions

The Company acquired the variable printing group of FAIR in February 2001 for $0.6 million in cash. The Consolidated Financial Statements include the operating results of the acquired business from the date of acquisition. Pro forma results of operations for this acquisition have not been presented because the effects of this acquisition were not material.

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

	Three Months Ended June 30, 2000	Six Months Ended June 30, 2000
(In thousands, unaudited)

Revenue	$174,547	$349,916
Net income	$22,342	$46,179
Basic earnings per common share	$0.40	$0.83
Diluted earnings per common share	$0.39	$0.80

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at the beginning of the period presented.

6. Balance Sheet Components

(In thousands, unaudited)	June 30, 2001	December 31, 2000

Accounts receivable:

Accounts receivable	$65,097	$74,436
Less reserves and allowances	(2,437)	(2,430)

	$62,660	$72,006

6. Balance Sheet Components (continued)

(In thousands, unaudited)	June 30, 2001	December 31, 2000

Inventories:

Raw materials	$16,608	$25,928
Finished goods	1,634	1,148

	$18,242	$27,076

Other current assets:

Receivable from subcontract manufacturers	$ 8,538	$18,911
Deferred income taxes, current portion	17,000	17,695
Other	5,032	6,560

	$30,570	$43,166

Property and equipment:

Land and land improvements	$32,579	$ 28,930
Equipment and purchased software	50,960	70,413
Furniture and leasehold improvements	11,644	16,354
Buildings	3,863	--

	99,046	115,697
Less accumulated depreciation and amortization	(43,931)	(64,241)

	$55,115	$ 51,456

Other assets:

Deferred income taxes, non-current portion	$15,030	$15,031
Goodwill	53,753	53,406
Other intangibles	26,200	29,432
Accumulated amortization of goodwill and intangibles	(9,178)	(6,560)
Other	1,572	1,640

	$87,377	$92,949

Accrued and other liabilities:

Accrued compensation and benefits	$14,968	$15,019
Accrued product-related obligations	9,593	13,427
Accrued royalty payments	7,300	8,564
Other accrued liabilities	13,806	13,473

	$45,667	$50,483

7. New Accounting Pronouncements

FAS 141

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

FAS 142

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

8.     Legal Proceedings

The Company and certain principal officers and directors were named as defendants in class action complaints filed in both the California Superior Court of the County of San Mateo on December 15, 1997, and the United States District Court for the Northern District of California on December 31, 1997 on behalf of purchasers of the common stock of the Company during the class period from April 10, 1997, through December 11, 1997. Additionally, in January 1999, two class action complaints were filed, and subsequently consolidated into one case, in the United States District Court for the Northern District of California against Splash and certain of its officers on behalf of purchasers of the common stock of Splash during the class period from January 7, 1997 through October 13, 1998. The complaints allege violations of securities laws during the class period. Management believes the lawsuits are without merit. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

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

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis and the audited consolidated financial statements of the Company and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Results for the six months ended June 30, 2001 are not necessarily indicative of the results expected for the entire fiscal year ended December 31, 2001. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company’s results, please see the section entitled “Factors that Could Adversely Affect Performance” below and in the Company’s 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Results of Operations

The following tables set forth items in the Company’s consolidated statements of income as a percentage of total revenue for the three and six months ended June 30, 2001 and 2000 and the percentage change from 2001 over 2000. These operating results are not necessarily indicative of results for any future period.

	Three Months ended June 30,		% change 2001 over	Six months ended June 30,		% change 2001 over
	2001	2000	2000	2001	2000	2000

Revenue	100%	100%	(5)%	100%	100%	(6)%
Cost of revenue	55%	52%	1%	55%	52%	(1)%

Gross profit	45%	48%	(12)%	45%	48%	(13)%

Research and development	18%	15%	14%	18%	14%	23%
Sales and marketing	11%	10%	(4)%	11%	11%	(4)%
General and administrative	4%	4%	2%	5%	4%	15%
Amortization of goodwill and other acquisition-
related charges	2%	-- %	-- %	2%	-- %	-- %

Operating expenses	35%	29%	13%	36%	28%	19%

Income from operations	10%	19%	(50)%	9%	20%	(59)%

Other income, net	3%	3%	(30)%	3%	4%	(26)%

Income before income taxes	13%	22%	(47)%	12%	24%	(54)%
Provision for income taxes	5%	7%	(43)%	4%	8%	(50)%

Net income	8%	15%	(49)%	8%	16%	(55)%

Revenue

Revenue decreased by 5% to $143.9 million in the three month period ended June 30, 2001, compared to $152.2 million in the three month period ended June 30, 2000. The corresponding unit volume increased by 21%. The decrease in revenue was primarily due a decline in average selling prices due to changes in product mix as well as lower demand due to the weakening global economic situation. Revenue decreased by 6% to $285.0 million in the six month period ended June 30, 2001, compared to $303.7 million in the six month period ended June 30, 2000.

The Company’s revenue is principally derived from three major categories. The first category is made up of stand-alone servers which connect digital color copiers with computer networks. The second category consists of embedded desktop controllers, bundled color solutions and chipsets primarily for the office market. The third category consists of controllers for digital black and white products.

The following is a break-down of categories by revenue, both in terms of absolute dollars and as a percentage (%) of total revenue. Also shown is volume as a percentage (%) of total units shipped.

Revenue	Three Months Ended June 30,	%	Six Months Ended June 30,				%
(in thousands)	2001		2000		change	2001		2000		change

Stand-alone Servers Connecting
to Digital Color Copiers	$56,248	39%	$76,855	50%	(27)%	$113,072	40%	$150,602	49%	(25)%
Embedded Desktop Controllers,
Bundled Color Solutions
& Chipset Solutions	53,930	37%	23,783	16%	127%	84,004	29%	56,997	19%	47%
Controllers for Digital
Black and White Solutions	19,718	14%	36,823	24%	(46)%	60,487	21%	63,651	21%	(5)%
Spares, Licensing
& Other misc. sources	14,040	10%	14,715	10%	(5)%	27,466	10%	32,441	11%	(15)%

Total Revenue	$143,936	100%	$152,176	100%	(5)%	$285,029	100%	$303,691	100%	(6)%

	Three Months Ended June 30,		Six Months Ended June 30,

Volume

2001

2000

2001

2000

Stand-alone Servers Connecting
to Digital Color Copiers	10%	21%	10%	21%
Embedded Desktop Controllers,

Bundled Color Solutions
& Chipset Solutions	61%	34%	53%	41%
Controllers for Digital
Black and White Solutions	22%	40%	32%	34%
Spares, Licensing
& Other misc. sources	7%	5%	5%	4%

Total Volume	100%	100%	100%	100%

The category of stand-alone servers connecting to digital color copiers made up 39% and 50 % of total revenue and 10% and 21% of total unit volume for the three month periods ended June 30, 2001 and 2000, respectively. For the six month period ended June 30, 2001, stand-alone servers made up 40% of total revenue and 10% of total unit volume compared to 49% of total revenue and 21% of total unit volume for the same six month period a year ago. Overall revenues have decreased in this category, reflecting the economic slowdown and the relatively higher prices of products in this category. In some cases, customers are purchasing embedded products with less functionality but lower prices than stand-alone servers. The products in this category continue to offer higher margins relative to the other product lines.

The category of embedded desktop controllers made up 37% of total revenue and 61% of total unit volume in the second quarter of 2001 compared to 16% of total revenue and 34% of total unit volume in the second quarter of 2000. This category made up 29% and 19% of total revenue and 53% and 41% of total unit volume for the six months ended June 30, 2001 and 2000, respectively. These products, except for the chipset solutions, are generally characterized by lower unit prices and associated margins than the traditional stand-alone server line of products. The chipset solutions can be characterized by lower unit prices but significantly higher per unit margins compared to the traditional stand-alone server line of products. The increase in both revenue and volume in this category can be attributed to new product introductions and increased sales of lower cost products as companies look to stretch their capital budgets but still obtain high-quality color printing.

The digital black and white controller category made up 14% of total revenue and 22% of total unit volume in the three month period ended June 30, 2001. In the three month period ended June 30, 2000, it made up 24% of total revenue and 40% of total unit volume. For the six month period ended June 30, 2001 this category made up 21% of total revenue and 32% of total unit volume, compared to 21% of total revenue and 34% of total unit volume for the same six month period a year ago. This product category can be characterized by lower unit prices and associated margins, but much higher unit volumes than the Company has experienced in its traditional stand-alone server line of products. The sales in this product category declined in the second quarter of 2001, compared to the first quarter of 2001, as OEM’s sold through newly released product purchased to fill their distribution pipelines. In addition, many of the Company’s OEM partners design and manufacture controllers that do not utilize the Company’s technology, thus limiting their purchase of the Company’s products in this category. The Company also believes more customers are purchasing color products rather than black and white products as they transition to higher quality equipment.

Spares, licensing revenue, eBeam and other miscellaneous sources generated 10% of total revenue for the three months ended June 30, 2001 and 2000. For the six months ended June 30, 2001 and 2000, this category represented 10% and 11% of total revenue, respectively. As a percentage of total unit volume this category represented 7% and 5% for the three months ended June 30, 2001 and 2000, respectively and 5% and 4% for the six months ended June 30, 2001 and 2000.

To the extent these categories do not grow over time in absolute terms, or if the Company is not able to meet demand for higher unit volumes, it could have a material adverse effect on the Company’s operating results. There can be no assurance that any new products will be qualified by all the OEMs, that they will successfully compete, be accepted by the market, or otherwise be able to effectively replace the volume of revenue and/or income from the older products.

The Company also believes that in addition to the factors described above, price reductions for all of its products will affect revenues in the future. The Company has previously and may in the future reduce prices for its products. Depending upon the price-elasticity of demand for the Company’s products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company’s revenues and profits. If the Company is not able to compensate for lower gross margins that result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the Company’s revenue in the future depends more upon sales of products with relatively lower gross margins (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

Shipments by geographic area for the three months and six months period ended June 30, 2001 and June 30, 2000 were as follows:

	Three Months Ended					Six Months Ended
	June 30,					June 30,
(in thousands)					%					%
		2001		2000	change		2001		2000	change

North America	$64,990	45%	$71,755	47%	(9)%	$134,447	47%	$145,690	48%	(8)%
Europe	58,911	41%	57,185	37%	3%	106,474	38%	110,034	36%	(3)%
Japan	15,260	11%	19,354	13%	(21)%	34,826	12%	38,081	13%	(9)%
Rest of World	4,775	3%	3,882	3%	23%	9,282	3%	9,886	3%	(6)%

	$143,936	100%	$152,176	100%	(5)%	$285,029	100%	$303,691	100%	(6)%

Sales to Japan experienced a 21% decrease in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000, while the Rest of World area, predominantly represented by the Southeast Asian countries, saw a 23% increase in the same comparison. These fluctuations are a reflection of product mix and the timing of new product introductions as well as general economic conditions. The percentages shipped to each area for the six months year over year comparison remain relatively consistent. Changes in worldwide economic conditions may have an adverse impact on the Company’s results of operations in the future.

Accurate geographic data is difficult to obtain because shipments to some of the Company’s OEM partners are made to centralized purchasing and manufacturing locations which in turn sell through to other locations. The Company believes that export sales of its products into each region may differ from what is reported. The Company expects that export sales will continue to represent a significant portion of its total revenue.

Substantially all of the revenue for the last three years was attributable to sales of products through the Company’s OEM channels with such partners as Canon, Danka, Epson, Fuji-Xerox, Hewlett-Packard, Konica, Lanier, Minolta, Océ, Ricoh, Sharp, Toshiba, Xerox and others. During 2001, the Company has continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with OEM partners. The Company relied on three OEM customers, for 72% and 69% of its revenue in aggregate for the six month periods ended June 30, 2001 and 2000, respectively. No assurance can be given that the Company’s relationships with these OEM partners will continue. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations.

The Company continues to work on the development of products utilizing the Fiery, Splash and EDOX architecture and other products and intends to continue to introduce new generations of server and controllerproducts and other new product lines with current and new OEMs in 2001 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.

Cost of Revenue

The majority of the Company’s color servers as well as embedded desktop controllers and digital black and white products are manufactured by third-party manufacturers who purchase most of the necessary components. The Company directly sources processors, memory, certain ASICs, and software licensed from various sources, including PostScript interpreter software, which the Company licenses from Adobe Systems, Inc.

Gross Margins

The Company’s gross margins were 45% and 48% for the three month periods ended June 30, 2001 and June 30, 2000, respectively. For the six months ended June 30, 2001 and 2000 gross margins were 45% and 48%, respectively. The decrease in gross margin was attributable to a change in product mix, with products with lower margins, such as digital black and white controllers and embedded color controllers, comprising a larger share of the total sales.

The Company expects that sales of products with relatively lower margins will continue to increase as a percentage of revenue. Such products include embedded products for both desktop printers and copiers, embedded controllers for black-and-white copiers and older products for which prices are reduced during product transitions. If such sales increase as a percentage of the Company’s revenue, gross margins may decline. In addition, the Company expects to be subject to pressures to reduce prices, and as a result, gross margins for all of its products may be lower and therefore the Company’s ability to maintain current gross margins may not continue.

In general, the Company believes that gross margin will continue to be impacted by a variety of factors. These factors include the market prices that can be achieved on the Company’s current and future products, the availability and pricing of key components (including DRAM, Processors and Postscript interpreter software), third party manufacturing costs, product, channel and geographic mix, the success of the Company’s product transitions and new products, competition with third parties and our OEM partners, and general economic conditions in the United States and abroad. Consequently, the Company anticipates its gross margins will fluctuate from period to period.

Operating Expenses

Operating expenses increased by 13% in the three month period ended June 30, 2001 compared to the three month period ended June 30, 2000. Operating expenses as a percentage of revenue amounted to 35% and 29% for the three month periods ended June 30, 2001 and June 30, 2000, respectively. Increases in operating expenses in absolute dollars of $5.6 million included $3.1 million for the amortization of goodwill and purchased intangibles related to acquisitions. For the six month periods ended June 30, 2001 and 2000 operating expenses as a percentage of revenue were 36% and 28%, respectively. The six month period ended June 30, 2001 reflects a 19% increase in operating expenses over the six month period ended June 30, 2000. The increase in operating expenses in absolute dollars of $16.2 million, was primarily caused by costs associated with the hiring of additional full time employees (a net increase of 137 people at June 30, 2001 over June 30, 2000) to support product development as well as to support expanded operations and $6.1 million for the amortization of goodwill and purchased intangibles related to acquisitions. The Company anticipates that operating expenses may continue to grow and increase both in absolute dollars and as a percentage of revenue. The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $25.3 million or 18% of revenue for the three month period ended June 30, 2001 compared to $22.2 million or 15% of revenue for the three month period ended June 30, 2000. The 14% increase in research and development expenses from the prior year first quarter was mainly due to additional headcount and component expenses for prototype development. For the six month period ended June 30, 2001 research and development expenses were $51.7 million or 18% of revenue compared to $42.0 million or 14% of revenue for the six month period ended June 30, 2000, or a 23% increase. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and new product development efforts. Accordingly, the Company expects that its research and development expenses may continue to increase in absolute dollars and also as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for the three month period ended June 30, 2001 were $15.2 million or 11% of revenue compared to $15.9 million or 10% of revenue for the three months ended June 30, 2000. For the six month period ended June 30, 2001 sales and marketing expenses were $30.9 million or 11% of revenue while for the same six month period a year ago the sales and marketing expenses were $32.3 million or 11% of revenue.

The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, introduce new products and services and continue to build its sales and marketing organization, particularly in Europe and Asia Pacific, including Japan. This increase might not proportionally increase with increases in volume if the Company’s sales continue to gravitate toward desktop and embedded products, which require less sales and marketing support from the Company as the OEM partners take over this role.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $6.5 million or 4% of revenue for the three month period ended June 30, 2001, compared to $6.4 million or 4% of revenue for the three month period ended June 30, 2000. For the six month periods ended June 30, 2001 and 2000 operating expenses in absolute dollars and as a percentage of revenue were $13.1 million and 5% and $11.4 million and 4%, respectively. The 15% increase was primarily due to the increase in headcount to support the needs of the Company’s growing operations including our Dutch processing center, established in the second quarter of 2000. The Company expects that its general and administrative expenses may continue to increase in absolute dollars and possibly as a percentage of revenue in order to support the Company’s efforts to grow its business.

Amortization of Goodwill and Purchased Intangibles

Amortization of goodwill and other intangibles were $3.1 million or 2% of revenue for the three months ended June 30, 2001 and $6.1 million or 2% of revenue for the six months ended June 30, 2001. At June 30, 2001 the unamortized portion of goodwill and other intangibles totaled $70.8 million and is being amortized over estimated lives ranging from 4 to 7 years.

Other Income

Other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income of $4.0 million for the three month period ended June 30, 2001 decreased by 30% from $5.6 million for the three month period ended June 30, 2000. For the six month period ended June 30, 2001 other income was $8.3 million or 3% of revenue compared to $11.1 million or 4% of revenue for the six month period ended June 30, 2000, or a decrease of 26%. Interest income has decreased during 2001 as interest rates have fallen and the average investment balance decreased after the Company consummated the purchase of Splash and invested $100 million in repurchasing its common stock in 2000.

Income Taxes

The Company’s effective tax rate was 35.5% for the three and six month periods ended June 30, 2001 and 33% for the three and six month periods ended June 30, 2000. The rate increased as a result of the non-deductible write-offs of intangibles related to the acquisition of Splash. In each of these periods, the Company benefited from tax-exempt interest income, foreign sales, and the utilization of research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. The Company’s tax rate is based on current tax law and current estimates of earnings and is subject to change in future quarters.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased by $60.9 million to $414.5 million as of June 30, 2001, from $353.6 million as of December 31, 2000. In addition, the company has $29.2 million of restricted investments as of June 30, 2001, up from $14.1 million as of December 31, 2000. Working capital increased by $24.5 million to $414.4 million as of June 30, 2001, up from $389.9 million as of December 31, 2000. These increases are primarily the result of net income, changes in balance sheet components and the exercise of employee stock options.

Net cash provided by operating activities increased from $25.4 million for the six months ended June 30, 2000 to $74.1 million for the six month period ended June 30, 2001. The increase has been driven by timely collection of accounts receivables, inventory management, and tax refunds received in 2001. Net cash provided by investing activities was $4.3 million for the six months ended June 30, 2001 while the six month period ended June 30, 2000 reflected net cash used for investing activities of $75.4 million. During 2000 the Company invested its excess cash in short-term investments, mostly municipal securities. At June 30, 2001 the Company had reduced its short-term investments, and had cash invested in interest-bearing cash equivalents. Sales in excess of purchases of short-term and restricted investments were $16.5 million for the six month period ended June 30, 2001 compared to purchases in excess of sales of $68.7 million for the six month period ended June 30, 2000. The Company’s capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company’s operations. The Company purchased approximately $11.7 million of land, facilities, equipment and furniture during the six month period ended June 30, 2001.

Net cash provided by financing activities of $13.0 million in the six month period ended June 30, 2001 was primarily the result of exercises of common stock options and the tax benefits to the Company associated with those exercises. In the six month period ended June 30, 2000 net cash used for financing activities was $33.3 million, the net of cash received from the exercises of common stock options and the $44.1 million repurchase of common stock.

In 1997, the Company purchased a 35-acre parcel of land in Foster City, California and began development of a corporate campus. In July 1999 the Company completed construction of a ten-story, 295,000 square foot building funded under an lease agreement entered into in 1997 (“1997 Lease”) and began making rent payments. Also in conjunction with the 1997 Lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years.

In December 1999 the Company entered into a second agreement (the “1999 Lease” and together with the 1997 Lease, the “Leases”) to lease a maximum of 543,000 square feet of additional facilities, to be constructed adjacent to the first building discussed above. As of June 30, 2001, the lessor has funded $28.2 million of a maximum commitment of $137.0 million for the construction of the facilities, with the portion of the committed amount actually used for construction to be determined by the Company. Rent obligations for the building will bear a direct relationship to the carrying cost of the commitments drawn down. Construction of the facilities began in January 2000 and is scheduled for completion in December 2002. In connection with the 1999 Lease, the Company entered into a lease of the related parcels of land in Foster City with the lessor of the buildings for a nominal rate and for a term of 30 years. If the Company does not renew the building lease, the ground lease converts to a market rate.

Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities. The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either defaults on a covenant, fails to renew the lease, or does not purchase or locate a purchaser for the leased building at the end of the lease term. During the term of the Leases the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral ($70.9 million at June 30, 2001) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease ($29.2 million at June 30, 2001) may be invested by the Company in certain securities, however the funds are restricted as to withdrawal at all times.

The Company’s inventory consists primarily of memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing the Company’s products. Should the Company decide to purchase components and do its own manufacturing, or should it become necessary for the Company to purchase and sell components other than the processors, ASICs or memory subsystems for its contract manufacturers, inventory balances and potentially fixed assets would increase significantly, thereby reducing the Company’s available cash resources. During 2001, the Company initiated a program to decrease the number of contract manufacturers it uses. The Company reimbursed the contract manufacturers who services were dropped for the cost of the inventory the manufacturers could not use in other products. As the Company continues to consolidate contract manufacturers, it could be liable for additional inventory reimbursement. The inventory the Company carries could become obsolete thereby negatively impacting the Company’s consolidated financial position and results of operations. The Company also relies on several sole-source suppliers for certain key components and could experience a significant negative impact on its consolidated financial position and results of operations if such supplies were reduced or not available.

The Company, along with its directors and certain officers and employees, has been named in class action lawsuits filed in both the San Mateo County Superior Court and the United States District Court for the Northern District of California. The lawsuits are all related to the precipitous decline in the trading price of the Company’s stock that occurred in December 1997. The Company believes the lawsuits are without merit and intends to contest them vigorously, but there can be no assurance that if damages are ultimately awarded against the Company, the litigation will not adversely affect the Company’s results of operations.

Splash, along with former Splash officers, has been named in class action lawsuits filed in the United States District Court for the Northern District of California. The lawsuits are related to a decline in Splash’s stock price during 1997. The Company became successor to the lawsuits when it acquired Splash in October 2000. The Company believes the lawsuits are without merit and intends to contest them vigorously, but there can be no assurance that if damages are ultimately awarded against the Company, the litigation will not adversely affect the Company’s results of operations.

On August 31, 2000, after the announcement of the merger agreement between Splash and the Company, a class action lawsuit was filed against Splash and its directors. The Plaintiffs, Splash and the Company have agreed in principle to enter into a settlement agreement that would resolve all outstanding disputes and dismiss the case with prejudice. The parties are currently finalizing the details of the settlement agreement. The Company and Splash deny any wrongdoing whatsoever, but agreed to the settlement to eliminate the burden and expense of further litigation. In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company’s business or financial condition.

The Company believes that its existing capital resources, together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 2001.

Euro Assessment

Eleven of the fifteen member countries of the European Union have established fixed conversion rates between their existing sovereign currencies and the Euro and have adopted the Euro as a common currency as of January 1, 1999. The Euro is trading on currency exchanges and is available for non-cash transactions. The conversion to the Euro is not expected to have a material adverse effect on the operating results of the Company as the Company predominantly invoices in US Dollars. The Company is currently in the process of evaluating the reporting requirements in the respective countries and the related system, legal and taxation requirements. The Company expects that required modifications will be made on a timely basis and that such modifications will not have a material adverse impact on the Company’s operating results. There can be no assurance, however, that the Company will be able to complete such modifications to comply with Euro requirements, which could have a material adverse effect on the Company’s operating results.

Factors That Could Adversely Affect Performance

Our performance may be adversely affected by the following factors:

We rely on sales to a relatively small number of OEM partners, and the loss of any of these customers could substantially decrease our revenues

Because we sell our products primarily to our OEM partners, we rely on high sales volumes to a relatively small number of customers. We expect that we will continue to depend on these OEM partners for a significant portion of our revenues. If we lose an important OEM or we are unable to recruit additional OEMs, our revenues may be materially and adversely affected. We cannot assure you that our major customers will continue to purchase our products at current levels or that they will continue to purchase our products at all. In addition, our results of operations could be adversely affected by a decline in demand for copiers or laser printers, other factors affecting our major customers, in particular, or the computer industry in general. Xerox, our second largest customer, has experienced serious financial difficulties in their business. If Xerox continues to face such difficulties, our short-term revenues and profitability could be materially and adversely affected through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to Xerox products.

We rely upon our OEM partners to develop new products, applications and product enhancements in a timely and cost-effective manner. Our continued success depends upon the ability of these OEMs to meet changing customer needs and respond to emerging industry standards and other technological changes. However, we cannot assure you that our OEMs will effectively meet these technological challenges. These OEMs may incorporate into their products the technologies of other companies or their own technologies in addition to, or instead of our products. These OEMs may introduce and support products that are not compatible with our products. We rely on these OEMs to market our products with their products, and if these OEMs do not effectively market our products our sales revenue may be materially and adversely affected. With the exception of certain minimum purchase obligations, these OEMs are not obligated to purchase products from us. We cannot assure you that our OEMs will continue to carry our products.

Our OEMs work closely with us to develop products that are specific to each OEM’s copiers and printers. Many of the products we are developing require that we coordinate development, quality testing, marketing and other tasks with our OEMs. We cannot control our OEMs’ development efforts and coordinating with our OEMs may cause delays that we cannot manage by ourselves. In addition, our sales revenue and results of operations may be adversely affected if we cannot meet our OEMs’ product needs for their specific copiers and printers, as well as successfully manage the additional engineering and support effort and other risks associated with such a wide range of products.

We are pursuing, and will continue to pursue, the business of additional copier and printer OEMs. However, because there are a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that customer concentration will continue to be a risk.

We establish expenditure levels for operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Accordingly, if sales are below expectations in any given quarter, the adverse impact of the shortfall in revenues on operating results may be increased by our inability to adjust spending in the short term to compensate for this shortfall.

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

We must continue to make significant investments in research and development in order to enhance performance and functionality of our products, including product lines other than our Fiery, Splash and EDOX servers and embedded controllers. We cannot assure you that we will successfully identify new product opportunities, develop and introduce new products to market in a timely manner, and achieve market acceptance of our products. Also, if we decide to develop new products, our research and development expenses may increase in the short term without a corresponding increase in revenue. Finally, we cannot assure you that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

We license software used in most of our products from Adobe Systems Incorporated, and the loss of this license would prevent us from shipping these products

Under our license agreements with Adobe, a separate license must be granted from Adobe to us for each type of copier or printer used with one of our servers or controllers. If Adobe does not grant us such licenses or approvals, if the Adobe license agreements are terminated, or if our relationship with Adobe is otherwise impaired, our financial condition and results of operations may be harmed. To date, we have successfully obtained licenses to use Adobe’s PostScript™ software for our products, where required. However, we cannot assure you that Adobe will continue to grant future licenses to Adobe PostScript™ software on reasonable terms, in a timely manner, or at all. In addition, we cannot assure you that Adobe will continue to give us the quality assurance approvals we are required to obtain from Adobe for the Adobe licenses.

If the demand for products that enable printing of digital data decreases, our sales revenue may decrease

Our products are primarily targeted at enabling the printing of digital data. If demand for this service declines, or if the demand for our OEMs specific printers or copiers for which our products are designed should decline, our sales revenue may be adversely affected. Although demand for networked printers and copiers has increased in recent years, we cannot assure you that such demand will continue, nor can we assure you that the demand will continue for the specific OEM printers and copiers that utilize our products. We believe that demand for our products may also be affected by a variety of economic conditions and considerations, and we cannot assure you that demand for our products will continue at current levels.

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

If we enter new markets or distribution channels this could result in delayed revenues or higher operating expenses

We continue to explore opportunities to develop product lines different from our current servers and embedded controllers, such as our new line of Velocity software products, eBeam and EFI Professional Services. We expect to invest funds to develop new distribution and marketing channels for these new products and services. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services. In addition, even if we are able to introduce new products or services, these products and services may adversely impact the Company’s operating results.

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

While many of our OEMs sell our products on an exclusive basis, we do not have any formal agreements that prevent the OEMs from offering alternative products. If an OEM offers products from alternative suppliers, our market share could decrease, which could reduce our revenue and negatively affect our financial results.

Many of our OEM partners themselves internally develop and supply products similar to our current products. These OEMs may be able to develop similar products that are compatible with their own products more quickly than we can. These OEMs may choose to market their own products, even if these products are technologically inferior, have lower performance or cost more. We cannot assure you that we will be able to continue to successfully compete against similar products developed internally by our OEMs or against their financial and other resources. If we cannot compete successfully against our OEMs’ internally developed products, our business may be harmed.

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

Our operating results may fluctuate based upon many factors, which could adversely affect our stock price

We expect our stock price to vary with our operating results and, consequently, such fluctuations could adversely affect our stock price. Operating results may fluctuate due to:

•   varying demand for our products;

•   success and timing of new product introductions;

•   changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;

•   price reductions by us and our competitors;

•   delay, cancellation or rescheduling of orders;

•   product performance;

•   availability of key components, including possible delays in the deliveries from suppliers;

•   the status of our relationships with our OEM partners;

•   the performance of third-party manufacturers;

•   the status of our relationships with our key suppliers;

•   the financial and operational condition of OEM partners and key suppliers;

•   potential excess or shortage of skilled employees;

•   changes in product mix; and

•   general economic conditions.

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

The value of our investment portfolio will decrease if interest rates increase

We have an investment portfolio of mainly fixed income securities classified as available-for-sale securities. As a result, our investment portfolio is subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure to interest rate risk by investing in securities with maturities of less than 3 years. We may be unable to successfully limit our risk to interest rate fluctuations and this may cause our investment portfolio to decrease in value.

Our stock price has been and may continue to be volatile

Our common stock, and the stock market generally, have from time to time experienced significant price and volume fluctuations. The market prices for securities of technology companies have been especially volatile, and fluctuations in the stock market are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. Our common stock price may also be affected by the factors discussed above in this section as well as:

•   Fluctuations in our results of operations, revenues or earnings or those of our competitors;

•   Failure of such results of operations, revenues or earnings to meet the expectations of stock market analysts and investors;

•   Changes in stock market analysts’ recommendations regarding us;

•   Real or perceived technological advances by our competitors;

•   Political or economic instability in regions where our products are sold or used; and

•   General market and economic conditions.

We face risks from our international operations and from currency fluctuations

Approximately 55% and 53% of our revenue from the sale of products for the three month periods ended June 30, 2001 and 2000, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

We believe that adverse economic conditions in other parts of the world may also limit demand for our products. The move to a single European currency, the Euro, and the resulting central bank management of interest rates to maintain fixed currency exchange rates among the member nations may lead to economic conditions which adversely impact sales of our products.

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

Seasonal purchasing patterns of our OEM customers have historically caused lower fourth quarter revenue, which may negatively impact the stock price

Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the past, our fiscal fourth quarter results have been adversely affected because some or all of our OEM customers wanted to decrease, or otherwise delay, fourth quarter orders. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM partners focus on training of their sales forces. The primary reasons for this seasonal pattern are:

• Our OEM partners have historically sought to minimize year-end inventory investment (including the reduction in demand following introductory “channel fill” purchases).

• The timing of new product releases and training by our OEM partners; and

• Certain of our OEM partners typically achieve their yearly sales targets before year end and consequently delay further purchases into the next fiscal year (we do not know when our partners reach these sales targets as they generally do not share them with us).

As a result of these factors, we believe that period to period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. We anticipate that future operating results may fluctuate significantly due to this seasonal demand pattern.

We may make future acquisitions and acquisitions involve numerous financial risks

We seek to develop new technologies and products from both internal and external sources. As part of this effort, we may make, and have in the past made, acquisitions of other companies or other companies’ technology assets. Acquisitions involve numerous risks, including the following:

• Difficulties in integration of operations, technologies, or products;

• Risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

• Possible write-downs of impaired assets; and

• Potential loss of key employees of the acquired company.

Mergers and acquisitions of companies are inherently risky, and we cannot assure you that our previous or future acquisitions will be successful and will not harm our business, operating results, financial condition, or stock price.

We may incur losses on our equity investments

We invest in the equity securities of privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose all or part of our entire initial investment in these companies.

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

We are dependent on sub-contractors to manufacture and deliver products to our customers

We subcontract with other companies to manufacture our products. We rely on the ability of our subcontractors to manufacture products to be sold to our customers, and while we closely monitor our subcontractors performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. We also can not assure you that difficulties experienced by our subcontractors, such as interruptions in a subcontractor’s ability to make or ship our products, or fix quality assurance problems, would not harm our business, operating results, or financial condition. If we decide to change subcontractors we could experience delays in setting up new subcontractors which would result in delay in delivery of our products.

We depend upon a limited group of suppliers for key components in our products

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components. We may not maintain long-term agreements with any of our suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated volatility in demand for our products, we could be unable to manufacture certain products in a quantity sufficient to meet end user demand, or we may hold excess quantities of inventory. We maintain an inventory of components for which we are dependent upon sole or limited source suppliers and components with prices that fluctuate significantly. As a result, we are subject to a risk of inventory obsolescence, which could adversely affect our operating results and financial condition. Additionally, the market prices and availability of certain components, particularly memory, and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of our products, have fluctuated significantly in the past. Such fluctuations in the future could have a material adverse effect on our operating results and financial condition. These fluctuations could result in a reduction in gross margins.

We are in the process of implementing a new Enterprise Resource Planning System

    The Company is in the initial stages of implementing a new corporate wide enterprise resource planning ("ERP") system to replace its current system. The Company has scheduled implementation of the first phase of the new ERP system and training of personnel to use the system to be completed during the year 2002. The implementation of a new ERP system requires full commitment of management and the dedication and utilization of significant internal as well as external resources in managing the project, process redesigns, system integration and employee training. Historically, many companies have experienced difficulties in implementing ERP systems. These difficulties include cost overruns, push-outs of implementation deadlines, process and operations bottlenecks, failure to execute operating plans, including revenue impairment due to inability to ship products, and abandonment of the effort altogether. The Company must effectively manage its planning and execution of the implementation of the system and the training of personnel throughout the Company. Any failure to effectively manage the Company’s efforts or process and operations designs would adversely affect the Company’s financial condition and results of operations.

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

Foreign Exchange Contracts

The Company has utilized forward foreign exchange contracts from time to time to hedge the currency fluctuations in intercompany accounts receivable and payable transactions between the Company and its Japanese subsidiary denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Foreign exchange gains and losses on intercompany balances and the offsetting losses and gains on forward foreign exchange contracts are reflected in the income statement. At June 30, 2001 the Company had no outstanding forward foreign exchange contracts.

Interest Rate Risk

The fair value of the Company’s cash portfolio at June 30, 2001, approximated carrying value. Market risk was estimated as the potential decrease in fair value resulting from an instantaneous hypothetical 100 basis-point increase in interest rates for any debt instruments in the Company’s investment portfolio. As of June 30, 2001, the Company’s cash and short-term investment portfolio includes debt securities of $254.7 million subject to interest rate risk. A 100 basis-point increase in market interest rates would result in a decrease of fair value of approximately $1.9 million.

The fair value of the Company’s long-term debt, including current maturities, was estimated to be $3.3 million as of June 30, 2001, and equaled the carrying value. The Company’s long-term debt requires interest payments based on a variable rate and therefore is subject to interest rate risk. A 10% fluctuation in interest rates would not have a material effect on the fair value of the outstanding long-term debt of the Company as of June 30, 2001.

PART II  Other Information

    ITEM 1. LEGAL PROCEEDINGS

Not applicable.

    ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Not applicable.

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to a vote of the stockholders of the Company at the Company’s Annual Meeting of Stockholders held May 17, 2001.

(a) The election of Gill Cogan, Jean-Louis Gassée, Guy Gecht, James S. Greene, Dan Maydan, Fred Rosenzweig and Thomas I. Unterberg to serve as directors until the next Annual Meeting of Shareholders in 2002. Results of the voting included 40,545,374 votes for, 1,493,777 votes against / withheld and no shares abstained for Mr. Cogan; 41,921,059 votes for, 118,092 votes against / withheld and no shares abstained for Mr. Gassée; 34,643,527 votes for, 7,395,624 votes against / withheld and no shares abstained for Mr. Gecht; 41,924,339 votes for, 114,812 votes against / withheld and no shares abstained for Mr. Greene; 41,935,439 votes for, 103,712 votes against / withheld and no shares abstained for Mr. Maydan; 34,624,578 votes for, 7,414,573 votes against / withheld and no shares abstained for Mr. Rosenzweig; and 41,912,763 votes for, 126,388 votes against / withheld and no shares abstained for Mr. Unterberg.

(b) The approval of an amendment to the Company’s 2000 Employee Stock Purchase Plan to implement a 0.5% automatic share increase. Results of the voting included 40,503,046 votes for, 1,504,100 votes against / withheld and 32,005 shares abstained.

(c) The ratification of the appointment of PriceWaterhouseCoopers as the independent auditors of the Company for the fiscal year ended December 31, 2000. Results of the voting included 41,677,228 votes for, 344,681 votes against / withheld and 17,242 shares abstained.

    ITEM 5. OTHER INFORMATION

On June 1, 2001, the Company amended its insider trading policy to allow its officers, directors and employees to make use of the provisions of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, which was adopted effective October 23, 2000. Rule 10b5-1(c) provides an affirmative defense against allegations of insider trading, provided the procedures specified in the rule are followed. Previously, insiders of the Company were restricted to trading during defined window periods. Under the Company’s amended insider trading policy, insiders may trade outside window periods, provided they do so pursuant to a plan which meets the requirements of Rule 10b5-1(c). The Company also adopted a form trading plan which the Company insiders may use to ensure that their trades are done in conformance with the requirements of Rule 10b5-1(c).

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits*

                    * Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 are incorporated herein by reference.

        (b) Reports on Form 8-K

    Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: August 13, 2001
/s/ GUY GECHT

Guy Gecht Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH CUTTS

Joseph Cutts Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX*

No.	Description

*	Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 are incorporated herein by reference.