Form 10-Q
period 2001-09-30
ELECTRONICS FOR IMAGING INC
filed 2001-11-14
CIK 867374

TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:    0-18805

ELECTRONICS FOR IMAGING, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3086355
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

303 Velocity Way, Foster City, CA 94404
(Address of principal executive offices, including zip code)

(650) 357 - 3500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of Common Stock outstanding as of October 31, 2001 was 53,766,518.

An Exhibit Index can be found on Page 25.

ELECTRONICS FOR IMAGING, INC.

PART I               Financial Information

     ITEM 1.    Condensed Consolidated Financial Statements

Electronics for Imaging, Inc.
Consolidated Balance Sheets
(unaudited)

(In thousands, except per share amounts)	September 30, 2001	December 31, 2000

Assets

Current assets:
Cash and cash equivalents	$168,854	$102,804
Short-term investments	269,472	250,799
Accounts receivable, net	66,829	72,006
Inventories	14,580	27,076
Other current assets	27,335	43,166

Total current assets	547,070	495,851

Property and equipment, net	53,457	51,456
Restricted investments	36,918	14,134
Other assets	83,974	92,949

Total assets	$721,419	$654,390

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$45,875	$49,252
Accrued and other liabilities	45,089	50,483
Income taxes payable	27,998	6,199

Total current liabilities	118,962	105,934

Long-term obligations, less current portion	2,972	3,140

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 53,755 and 52,685 shares outstanding, respectively	582	572
Additional paid-in capital	259,624	240,202
Treasury stock, at cost, 4,478 shares	(99,959)	(99,959)
Accumulated other comprehensive income	2,496	420
Retained earnings	436,742	404,081

Total stockholders' equity	599,485	545,316

Total liabilities and stockholders' equity	$721,419	$654,390

See accompanying notes to consolidated financial statements.

3
[RETURN TO TABLE OF CONTENTS]

Electronics for Imaging, Inc.
Consolidated Statements of Income
(unaudited)

	Three MonthsEnded September 30,		Nine MonthsEnded September 30,
(In thousands, except per share amounts)	2001	2000	2001	2000

Revenue	$127,024	$153,182	$412,054	$456,874
Cost of revenue	68,049	79,683	226,108	236,819

Gross profit	58,975	73,499	185,946	220,055

Operating expenses:
Research and development	23,278	25,843	75,017	67,796
Sales and marketing	14,024	16,243	44,880	48,545
General and administrative	6,198	6,439	19,284	17,843
Amortization of goodwill and other acquisition-related charges	3,053	—	9,186	—

Total operating expenses	46,553	48,525	148,367	134,184

Income from operations	12,422	24,974	37,579	85,871

Other income, net	4,788	4,944	13,058	16,071

Income before income taxes	17,210	29,918	50,637	101,942

Provision for income taxes	(6,110)	(9,873)	(17,976)	(33,641)

Net income	$11,100	$20,045	$32,661	$68,301

Net income per basic common share	$0.21	$0.37	$0.61	$1.22

Basic weighted average shares	53,675	53,969	53,362	55,780

Net income per diluted common share	$0.20	$0.37	$0.60	$1.19

Diluted weighted average shares	54,694	54,698	54,613	57,313

See accompanying notes to consolidated financial statements.

4
[RETURN TO TABLE OF CONTENTS]

Electronics for Imaging, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2001	2000

Cash flows from operating activities:
Net income	$32,661	$68,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,895	10,767
Change in reserve for bad debt	(540)	992
Deferred income tax	1,200	(23)

Changes in operating assets and liabilities:
Accounts receivable	5,717	(9,032)
Inventories	12,497	(6,258)
Receivable from subcontract manufacturers	12,647	(9,983)
Other current assets	1,991	(3,038)
Accounts payable and accrued liabilities	(9,229)	14,600
Income taxes payable	24,804	(7,101)

Net cash provided by operating activities	102,643	59,225

Cash flows from investing activities:

Purchases and sales / maturities of short-term investments, net	(16,813)	(53,044)
Net purchases of restricted investments	(22,600)	—

Investment in property and equipment, net	(13,731)	(11,922)
Purchase of other assets	(159)	594

Net cash provided by (used for) investing activities	(53,303)	(64,372)

Cash flows from financing activities:

Repayment of long-term obligations	(159)	(607)
Issuance of common stock	16,869	16,451
Repurchase of common stock	—	(83,687)

Net cash provided by (used for) financing activities	16,710	(67,843)

Increase (decrease) in cash and cash equivalents	66,050	(72,990)
Cash and cash equivalents at beginning of year	102,804	163,824

Cash and cash equivalents at end of period	$168,854	$90,834

       See accompanying notes to consolidated financial statements.

5
[RETURN TO TABLE OF CONTENTS]

Electronics for Imaging, Inc.
Notes to unaudited Consolidated Financial Statements

1.      Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the "Company"), as of and for the interim period ended September 30, 2001, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2000, contained in the Company’s Annual Report to Stockholders. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto.

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

The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended September 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2.      Accounting for Derivative Instruments and Hedging

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS")No. 133 "Accounting for Derivative Instruments and Hedging". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of FASB Statement No. 133". SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001 and the adoption of this pronouncement has not had a material impact on the Company’s financial position and results of operations.

3.      Earnings Per Share

The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts, unaudited)	2001	2000	2001	2000

Net income available to common shareholders	$11,100	$20,045	$32,661	$68,301

Shares

Basic shares	53,675	53,969	53,362	55,780
Effect of Dilutive Securities	1,019	729	1,251	1,533

Diluted shares	54,694	54,698	54,613	57,313

Earnings per common share

Basic EPS	$0.21	$0.37	$0.61	$1.22
Diluted EPS	$0.20	$0.37	$0.60	$1.19

Options to purchase 7,610,145 and 7,138,928 shares of common stock outstanding as of September 30, 2001 and 2000, respectively, were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the periods then ended.

6
[RETURN TO TABLE OF CONTENTS]

4.    Comprehensive Income

The Company’s comprehensive income, which encompasses net income and currency translation adjustments, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, unaudited)	2001	2000	2001	2000

Net income	$11,100	$20,045	$32,661	$68,301

Market valuation of investments	935	—	2,121	479
Currency translation adjustment	32	(11)	(45)	(41)

Comprehensive income	$12,067	$20,034	$34,737	$68,739

5.      Mergers and Acquisitions

2000 Acquisitions

On October 23, 2000, the Company acquired Splash Technology Holdings, Inc. ("Splash") for total consideration of approximately $159.7 million, comprised of $146.8 million in cash, $6.0 million for the fair value of stock options assumed and $6.9 million of capitalized transaction-related costs. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. Amortization of goodwill and other intangibles related to the acquisition of Splash was $3.0 million and $9.1 million for the three and nine months ended September 30, 2001, respectively. At September 30, 2001 the unamortized portion of goodwill and other intangibles totaled $67.3 million and is being amortized over estimated lives ranging from 4 to 7 years.

2001 Acquisitions

The Company acquiredthe variable printing group of FAIR in February 2001 for $0.6 million in cash. The Consolidated Financial Statements include the operating results of the acquired business from the date of acquisition. Pro forma results of operations for this acquisition have not been presented because the effects of this acquisition were not material.

The unaudited pro forma information set forth below represents the revenue, net income and earnings per share of the Company and Splash as if the acquisition were effective on January 1, 2000, and includes certain pro forma adjustments, including the adjustment of amortization expense to reflect purchase price allocations, the adjustment of interest income to reflect net cash used for the purchase and the related income tax effects of these adjustments.

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands, unaudited)	2001	2000

Revenue	$158,605	$508,521
Net income	$2,794	$48,973
Basic earnings per common share	$0.05	$0.90
Diluted earnings per common share	$0.05	$0.87

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at the beginning of the period presented.

6.      Balance Sheet Components

	September 30,	December 31,
(In thousands, unaudited)	2001	2000

Accounts receivable:

Accounts receivable	$68,506	$74,436
Less reserves and allowances	$(1,677)	$(2,430)

	$66,829	$72,006

7
[RETURN TO TABLE OF CONTENTS]

6.      Balance Sheet Components (continued)

(In thousands, unaudited)	September 30, 2001	December 31, 2000

Inventories:

Raw materials	$11,919	$25,928
Finished goods	2,661	1,148

	$14,580	$27,076

Other current assets:

Receivable from subcontract manufacturers	$6,264	$18,911
Deferred income taxes, current portion	16,492	17,695
Other	4,579	6,560

	$27,335	$43,166

Property and equipment:

Land and land improvements	$32,890	$28,930
Equipment and purchased software	48,694	70,413
Furniture and leasehold improvements	11,783	16,354
Buildings	3,943	—

	97,310	115,697
Less accumulated depreciation and amortization	(43,853)	(64,241)

	$53,457	$51,456

Other assets:

Deferred income taxes, non-current portion	$15,031	$15,031
Goodwill	53,782	53,406
Other intangibles	26,200	29,432
Accumulated amortization of goodwill and intangibles	(12,233)	(6,560)
Other	1,194	1,640

	$83,974	$92,949

Accrued and other liabilities:

Accrued compensation and benefits	$14,660	$15,019
Accrued product-related obligations	10,141	13,427
Accrued royalty payments	6,894	8,564
Other accrued liabilities	13,394	13,473

	$45,089	$50,483

7.      New Accounting Pronouncements

FAS 141
In July 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

8
[RETURN TO TABLE OF CONTENTS]

FAS 142
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the full impact of SFAS No. 142 on our financial position and results of operations. However, upon adoption of the standard, we will cease amortizing goodwill. During the three and nine months ended September 30, 2001 goodwill and other intangibles amortization expense totaled $3.1 million and $9.3 million, respectively. Net unamortized goodwill and other intangibles at September 30, 2001 is $67.7 million.

FAS 144

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of."SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30.SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are still assessing whether the adoption of SFAS No. 144 will have a material effect on our consolidated financial statements.

8.      Legal Proceedings

The Company and certain principal officers and directors were named as defendants in class action complaints filed in both the California Superior Court of the County of San Mateo on December 15, 1997, and the United States District Court for the Northern District of California on December 31, 1997 on behalf of purchasers of the common stock of the Company during the class period from April 10, 1997, through December 11, 1997. Additionally, in January 1999, two class action complaints were filed, and subsequently consolidated into one case, in the United States District Court for the Northern District of California against Splash and certain of its officers on behalf of purchasers of the common stock of Splash during the class period from January 7, 1997 through October 13, 1998.The complaints allege violations of securities laws during the class period. On August 27, 2001, the federal court judge granted the Company’s motion to dismiss the plaintiff’s claim against Splash and certain of its officers. The plaintiffs have filed a notice of appeal with the Ninth Circuit Court of Appeals. Management believes the lawsuits are without merit. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

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

9.      Subsequent Events

The Company commenced a voluntary offer on September 17, 2001 to exchange stock options granted between December 1, 1999 and May 31, 2000 under the Company’s 1990 Stock Plan and/or 1999 Equity Incentive Plan for new stock options to purchase the Company’s common stock under the Company’s 1999 Equity Incentive Plan. Under the program, employees holding options eligible for exchange were given the opportunity to exchange their existing eligible options for new options to purchase two-thirds the number of shares of common stock as were subject to the tendered options. Employees electing to tender options under this program were required to tender all eligible options.

Approximately 2,515,551 of 2,590,825 options available for exchange were tendered under the program. On October 12, 2001, those options were accepted and cancelled by the Company. The Company will grant new stock options, in lieu of the tendered options, on a two-for-three basis to the affected employees on or promptly after the first trading day that is at least six months and one day after the date the tendered options were accepted for exchange and cancellation. The exercise price of the new options will be equal to the last reported sale price of the Company’s common stock on the Nasdaq National Market on the day prior to the date of grant.

9
[RETURN TO TABLE OF CONTENTS]

ITEM 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis and the audited consolidated financial statements of the Company and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Results for the nine months ended September 30, 2001 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2001. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company’s results, please see the section entitled "Factors that Could Adversely Affect Performance" below and in the Company’s 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Results of Operations

The following tables set forth items in the Company’s consolidated statements of income as a percentage of total revenue for the three and nine months ended September 30, 2001 and 2000 and the percentage change from 2001 over 2000. These operating results are not necessarily indicative of results for any future period.

	Three Months ended September 30,		% change 2001 over	Nine months ended September 30,		% change 2001 over
	2001	2000	2000	2001	2000	2000

Revenue	100%	100%	(17)%	100%	100%	(10)%
Cost of revenue	54%	52%	(15)%	55%	52%	(5)%

Gross profit	46%	48%	(20)%	45%	48%	(16)%

Research and development	18%	17%	(10)%	18%	15%	11%
Sales and marketing	11%	11%	(14)%	11%	11%	(8)%
General and administrative	5%	4%	(4)%	5%	4%	8%
Amortization of goodwill and other acquisition- related charges	2%	—%	—%	2%	—%	—%

Operating expenses	36%	32%	(4)%	36%	30%	11%

Income from operations	10%	16%	(50)%	9%	18%	(56)%

Other income, net	4%	3%	(3)%	3%	4%	(19)%

Income before income taxes	14%	19%	(42)%	12%	22%	(50)%
Provision for income taxes	5%	6%	(38)%	4%	7%	(47)%

Net income	9%	13%	(45)%	8%	15%	(52)%

Revenue

Revenue decreased by 17% to $127.0 million in the three month period ended September 30, 2001, compared to $153.2 million in the three month period ended September 30, 2000. Revenue decreased by 10% to $412.1 million in the nine month period ended September 30, 2001, compared to $456.9 million in the nine month period ended September 30, 2000. The decrease in revenue for both the three month and nine month periods were primarily due to a decline in average selling prices due to changes in product mix as well as lower demand due to the weakening global economic situation.

10
[RETURN TO TABLE OF CONTENTS]

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

Revenue	Three Months Ended September 30,				%	Nine Months Ended September 30,				%
(in thousands)	2001		2000		change	2001		2000		change

Stand-alone Servers Connecting to Digital Color Copiers	$50,879	40%	$67,666	44%	(25)%	$163,951.	40%	$218,269	48%	(25)%

Embedded Desktop Controllers, Bundled Color Solutions & Chipset Solutions	39,750	31%	33,801	22%	18%	123,754	30%	90,797	20%	36%

Controllers for Digital Black and White Solutions	20,741	16%	37,052	24%	(44)%	81,228	20%	100,702	22%	(19)%

Spares, Licensing & Other misc. sources	15,654	12%	14,663	10%	6%	43,121	10%	47,106	10%	(8)%

Total Revenue	$127,024	100%	$153,182	100%	(17)%	$412,054	100%	$456,874	100%	(10)%

	Three Months Ended September 30,		Nine Months Ended September 30,
Volume	2001	2000	2001	2000

Stand-alone Servers Connecting to Digital Color Copiers	12%	14%	10%	18%

Embedded Desktop Controllers, Bundled Color Solutions & Chipset Solutions	53%	47%	53%	43%

Controllers for Digital Black and White Solutions	27%	35%	31%	35%

Spares, Licensing & Other misc. sources	8%	4%	6%	4%

Total Volume	100%	100%	100%	100%

The category of stand-alone servers connecting to digital color copiers made up 41% and 44% of total revenue and 12% and 14% of total unit volume for the three month periods ended September 30, 2001 and 2000, respectively. For the nine month period ended September 30, 2001, stand-alone servers made up 40% of total revenue and 10% of total unit volume compared to 48% of total revenue and 18% of total unit volume for the same nine month period one year ago. Overall revenues have decreased in this category, as the relatively higher prices of products in this category have discouraged purchasers during the economic slowdown. In some cases, customers are purchasing embedded products with less functionality but lower prices than stand-alone servers. The products in this category continue to offer higher margins relative to the other product lines.

The category of embedded desktop controllers made up 31% of total revenue and 53% of total unit volume in the second quarter of 2001 compared to 22% of total revenue and 47% of total unit volume in the second quarter of 2000. This category made up 30% of total revenue and 53% of total unit volume and 20% of total revenue and 43% of total unit volume for the nine months ended September 30, 2001 and 2000, respectively. These products, except for the chipset solutions, are generally characterized by lower unit prices and associated margins than the traditional stand-alone server line of products. The chipset solutions can be characterized by lower unit prices but significantly higher per unit margins compared to the traditional stand-alone server line of products. The increase

11
[RETURN TO TABLE OF CONTENTS]

in both revenue and volume in this category can be attributed to companies obtaining high-quality color printing while still maximizing their capital budgets.

The digital black and white controller category made up 16% of total revenue and 27% of total unit volume in the three month period ended September 30, 2001. In the three month period ended September 30, 2000, it made up 24% of total revenue and 35% of total unit volume. For the nine month period ended September 30, 2001 this category made up 20% of total revenue and 31% of total unit volume, compared to 22% of total revenue and 35% of total unit volume for the same nine month period a year ago. This product category can be characterized by lower unit prices and associated margins, but much higher unit volumes than the Company has experienced in its traditional stand-alone server and embedded controller line of products. Many of the Company’s OEM partners design and manufacture digital black and white controllers that do not utilize the Company’s technology, thus limiting their purchase of the Company’s products in this category.The Company also believes that more customers are moving to high quality color printers as print speed improves and unit costs decrease.

Spares, licensing revenue, eBeam and other miscellaneous sources generated 12% and 10% of total revenue for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, this category represented 10% of total revenue. As a percentage of total unit volume this category represented 8% and 4% for the three months ended September 30, 2001 and 2000, respectively and 6% and 4% for the nine months ended September 30, 2001 and 2000.

To the extent these categories do not grow over time in absolute terms, or if the Company is not able to meet demand for higher unit volumes, it could have a material adverse effect on the Company’s operating results.There can be no assurance that any new products will be qualified by all the OEMs, that they will successfully compete, be accepted by the market, or otherwise be able to effectively replace the volume of revenue and/or income from the older products.

The Company also believes that in addition to the factors described above, price reductions for all of its products will affect revenues in the future. The Company has previously and may in the future reduce prices for its products. Depending upon the price-elasticity of demand for the Company'’s products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company'’s revenues and profits. If the Company is not able to compensate for lower gross margins that result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the Company'’s revenue in the future depends more upon sales of products with relatively lower gross margins (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

Shipments by geographic area for the three months and nine months period ended September 30, 2001 and September 30, 2000 were as follows:

	Three Months Ended					Nine Months Ended
	September 30%					September,30,				%
(in thousands)	2001		2000		change	2001		2000		change

North America	$67,915	54%	$79,855	52%	(15)%	$202,361	49%	$225,545	49%	(10)%
Europe	38,609	30%	43,496	28%	(11)%	145,083	35%	153,530	34%	(6)%
Japan	15,647	12%	24,548	16%	(36)%	50,473	12%	62,629	14%	(19)%
Rest of World	4,853	4%	5,283	4%	(8)%	14,136	4%	15,169	3%	(7)%

	$127,024	100%	$153,182	100%	(17)%	$412,054	100%	$456,874	100%	(10)%

Reflecting the overall slow-down in the global economy, sales to all areas decreased in both the three months and nine months ended September 30, 2001 and 2000 as compared to the same periods one year ago. The percentages shipped to each area for the nine months year over year comparison remain relatively consistent. Changes in worldwide economic and political conditions affecting countries in which the Company and its suppliers and customers operate may have an adverse impact on the Company'’s results of operations in the future.

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

12
[RETURN TO TABLE OF CONTENTS]

Substantially all of the revenue for the last three years was attributable to sales of products through the Company’s OEM channels with such partners as Canon, Danka, Epson, Fuji-Xerox, Hewlett-Packard, Konica, Lanier, Minolta, Océ, Ricoh, Sharp, Toshiba, Xerox and others. During 2001, the Company has continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with OEM partners. The Company relied on four OEM customers for 79% of its revenue in aggregate for the nine month period ended September 30, 2001, while three OEM customers generated 71% of its revenue in aggregate for the nine month period ended September 30, 2000, respectively. No assurance can be given that the Company’s relationships with these OEM partners will continue. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations.

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

Gross Margins

The Company’s gross margins were 46% and 48% for the three month periods ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000 gross margins were 45% and 48%, respectively. The decrease in gross margin was attributable to a change in product mix, with products with lower margins, such as embedded color controllers and digital black and white controllers,comprising a larger share of the total sales.

The Company expects that sales of products with relatively lower margins will continue to increase as a percentage of revenue. Such products include embedded products for both desktop printers and copiers, embedded controllers for black-and-white copiers and older products for which prices are reduced during product transitions.If such sales increase as a percentage of the Company’s revenue, gross margins may decline. In addition, the Company expects to be subject to pressures to reduce prices, and as a result, gross margins for all of its products may be lower and therefore the Company’s ability to maintain current gross margins may not continue. Some costs are fixed irrespective of manufacturing volume and as such lower product volumes have a negative impact on gross margins.

In general, the Company believes that its gross margin will continue to be impacted by a variety of factors. These factors include the market prices that can be achieved on the Company’s current and future products, the availability and pricing of key components (including DRAM, Processors and Postscript interpreter software), third party manufacturing costs, product, channel and geographic mix, the success of the Company’s product transitions and new products, competition with third parties and our OEM partners, and general economic conditions in the United States and abroad. Consequently, the Company anticipates its gross margins will fluctuate from period to period.

Operating Expenses

Operating expenses decreased by 4% in the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000. Operating expenses as a percentage of revenue amounted to 36% and 32% for the three month periods ended September 30, 2001 and September 30, 2000, respectively. Operating expenses decreased $5.0 million in absolute dollars before an increase of $3.1 million for the amortization of goodwill and purchased intangibles related to acquisitions. For the nine month periods ended September 30, 2001 and 2000 operating expenses as a percentage of revenue were 36% and 30%, respectively. The nine month period ended September 30, 2001 reflects an 11% increase in operating expenses over the nine month period ended September 30, 2000. The increase in operating expenses in absolute dollars of $14.2 million, was primarily caused by costs associated with hiring additional full time employees (a net increase of 86 people at September 30, 2001 over September 30, 2000) to support product

13
[RETURN TO TABLE OF CONTENTS]

development and to implement an enterprise resource planning system as well as $9.2 million for the amortization of goodwill and purchased intangibles related to acquisitions.

The Company anticipates that operating expenses may continue to grow and increase both in absolute dollars and as a percentage of revenue.

The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $23.3 million or 18% of revenue for the three month period ended September 30, 2001 compared to $25.8 million or 17% of revenue for the three month period ended September 30, 2000. Expense reductions were primarily related to reductions in recruiting and hiring. For the nine month period ended September 30, 2001 research and development expenses were $75.0 million or 18% of revenue compared to $67.8 million or 15% of revenue for the nine month period ended September 30, 2000, or a 11% increase. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and new product development efforts. Accordingly, the Company expects that its research and development expenses may to increase in absolute dollars and also as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for the three month period ended September 30, 2001 were $14.0 million or 11% of revenue compared to $16.2 million or 11% of revenue for the three months ended September 30, 2000. For the nine month period ended September 30, 2001 sales and marketing expenses were $44.9 million or 11% of revenue while for the same nine month period a year ago the sales and marketing expenses were $48.5 million or 11% of revenue.

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

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $6.2 million or 5% of revenue for the three month period ended September 30, 2001, compared to $6.4 million or 4% of revenue for the three month period ended September 30, 2000. For the nine month periods ended September 30, 2001 and 2000 operating expenses in absolute dollars and as a percentage of revenue were $19.3 million and 5% and $17.8 million and 4%, respectively. The 8% increase in the nine month period ended September 30, 2001 was primarily due to the increase in headcount. The Company expects that its general and administrative expenses may continue to increase in absolute dollars and possibly as a percentage of revenue in order to support the Company’s efforts to grow its business.

Amortization of Goodwill and Purchased Intangibles

Amortization of goodwill and other intangibles were $3.1 million or 2% of revenue for the three months ended September 30, 2001 and $9.2 million or 2% of revenue for the nine months ended September 30, 2001. At September 30, 2001 the unamortized portion of goodwill and other intangibles totaled $67.7 million and is being amortized over estimated lives ranging from 4 to 7 years. SFAS No. 142, issued in July, 2001, requires, among other things, the discontinuance of goodwill amortization for fiscal years beginning after March 15, 2001. The Company is currently assessing but has not determined the full impact of SFAS No. 142 on our financial position and results of operations. Any adjustments as a

14
[RETURN TO TABLE OF CONTENTS]

result of the initial implementation of SFAS No. 142 impairment tests will be recorded as a cumulative effect of change in accounting principle effective January 1, 2002.

Other Income

Other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income of $4.8 million for the three month period ended September 30, 2001 decreased by 3% from $4.9 million for the three month period ended September 30, 2000. For the nine month period ended September 30, 2001 other income was $13.1 million or 3% of revenue compared to $16.1 million or 4% of revenue for the nine month period ended September 30, 2000, or a decrease of 19%. Interest income has decreased during 2001 as interest rates have fallen and the average investment balance decreased after the Company consummated the purchase of Splash and invested $100 million in repurchasing its common stock in 2000.

Income Taxes

The Company’s effective tax rate was 35.5% for the three and nine month periods ended September 30, 2001 and 33% for the three and nine month periods ended September 30, 2000. The rate increased as a result of the non-deductible write-offs of intangibles related to the acquisition of Splash. In each of these periods, the Company benefited from tax-exempt interest income, foreign sales, and the utilization of research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. The Company’s tax rate is based on current tax law and current estimates of earnings and is subject to change in future quarters.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased by $84.7 million to $438.3 million as of September 30, 2001, from $353.6 million as of December 31, 2000. In addition, the company has $36.9 million of restricted investments as of September 30, 2001, up from $14.1 million as of December 31, 2000. Working capital increased by $38.2 million to $428.1 million as of September 30, 2001, up from $389.9 million as of December 31, 2000. These increases are primarily the result of net income, changes in balance sheet components and the exercise of employee stock options.

Net cash provided by operating activities increased from $59.2 million for the nine months ended September 30, 2000 to $102.6 million for the nine month period ended September 30, 2001. The increase has been driven by timely collection of accounts receivables, inventory management, and an increase in taxes payable. Net cash used for investing activities was $53.3 million for the nine months ended September 30, 2001 while the nine month period ended September 30, 2000 reflected net cash used for investing activities of $64.4 million. During 2000 the Company invested its excess cash in short-term investments, mostly municipal securities. Purchases in excess of sales of short-term and restricted investments were $39.4 million for the nine month period ended September 30, 2001 compared to purchases in excess of sales of $53.0 million for the nine month period ended September 30, 2000. The Company’s capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company’s operations. The Company purchased approximately $13.7 million of land, facilities, equipment and furniture during the nine month period ended September 30, 2001.

Net cash provided by financing activities of $16.7 million in the nine month period ended September 30, 2001 was primarily the result of exercises of common stock options and the tax benefits to the Company associated with those exercises. In the nine month period ended September 30, 2000 net cash used for financing activities was $67.8 million, the net of cash received from the exercises of common stock options and the $83.7 million repurchase of common stock.

In 1997, the Company purchased a 35-acre parcel of land in Foster City, California and began development of a corporate campus. In July 1999 the Company completed construction of a ten-story, 295,000 square foot building funded under a lease agreement entered into in 1997 ("1997 Lease") and began making rent payments. Also in conjunction with the 1997 Lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years.

In December 1999 the Company entered into a second agreement (the "1999 Lease" and together with the 1997 Lease, the "Leases") to lease a maximum of 543,000 square feet of additional facilities, to be constructed adjacent to the first building discussed above. As of September 30, 2001, the lessor has funded $34.5 million of a maximum commitment of $137.0 million for the construction of the facilities, with the portion of the committed amount actually used for construction to be determined by the Company. Rent obligations for the building will bear a direct relationship to the carrying cost of the commitments drawn down. Construction of the facilities began in January 2000 and is scheduled for completion in December 2002. In connection with the 1999 Lease, the Company entered

15
[RETURN TO TABLE OF CONTENTS]

into a lease of the related parcels of land in Foster City with the lessor of the buildings for a nominal rate and for a term of 30 years. If the Company does not renew the building lease, the ground lease converts to a market rate.

Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities. The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either defaults on a covenant, fails to renew the lease, or does not purchase or locate a purchaser for the leased building at the end of the lease term. During the terms of the Leases the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral ($71.7 million at September 30, 2001) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease ($36.9 million at September 30, 2001) may be invested by the Company in certain securities, however the funds are restricted as to withdrawal at all times.

The Company’s inventory consists primarily of memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing the Company’s products. Should the Company decide to purchase components and do its own manufacturing, or should it become necessary for the Company to purchase and sell components other than the processors, ASICs or memory subsystems for its contract manufacturers, inventory balances and potentially fixed assets would increase significantly, thereby reducing the Company’s available cash resources. During 2001, the Company initiated a program to decrease the number of contract manufacturers it uses. The Company reimbursed the contract manufacturers whose services were dropped for the cost of the inventory the manufacturers could not use in other products. If the Company continues to consolidate contract manufacturers, it could be liable for additional inventory reimbursement. The inventory the Company carries could become obsolete thereby negatively impacting the Company’s consolidated financial position and results of operations. The Company also relies on several sole-source suppliers for certain key components and could experience a significant negative impact on its consolidated financial position and results of operations if such supplies were reduced or not available.

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

Splash, along with former Splash officers, has been named in class action lawsuits filed in the United States District Court for the Northern District of California. The lawsuits are related to a decline in Splash’s stock price during 1997. The Company became successor to the lawsuits when it acquired Splash in October 2000. On August 27, 2001, the federal court judge granted the Company’s motion to dismiss the plaintiff’s claim against Splash and certain of its officers. The plaintiffs have filed a notice of appeal with the Ninth Circuit Court of Appeals.The Company believes the lawsuits are without merit and intends to contest them vigorously, but there can be no assurance that if damages are ultimately awarded against the Company, the litigation will not adversely affect the Company’s results of operations

On August 31, 2000, after the announcement of the merger agreement between Splash and the Company, a class action lawsuit was filed against Splash and its directors. The Plaintiffs, Splash and the Company have agreed in principle to enter into a settlement agreement that would resolve all outstanding disputes and dismiss the case with prejudice. The parties are currently finalizing the details of the settlement agreement. The Company and Splash deny any wrongdoing whatsoever, but agreed to the settlement to eliminate the burden and expense of further litigation. In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company’s business or financial condition.

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

16
[RETURN TO TABLE OF CONTENTS]

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

17
[RETURN TO TABLE OF CONTENTS]

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

If the demand for products that enable printing of digital data decreases, our sales revenue may decrease

Our products are primarily targeted at enabling the printing of digital data. If demand for this service declines, or if the demand for our OEMs specific printers or copiers for which our products are designed should decline, our revenue may be adversely affected. Although demand for networked printers and copiers has increased in recent years, we cannot assure you that such demand will continue, nor can we assure you that the demand will continue for the specific OEM printers and copiers that utilize our products.We believe that demand for our products may also be affected by a variety of economic conditions and considerations, and we cannot assure you that demand for our products will continue at current levels.

We sell products that are large capital expenditures as well as discretionary purchase items. In difficult economic times spending on information technology is often decreased. As our products are of a more discretionary nature than many other technology products, we may be more adversely impacted than other technology firms. We are subject to economic sensitivity that has harmed our results of operations.

If we enter new markets or distribution channels this could result in delayed revenues or higher operating expenses

We continue to explore opportunities to develop product lines different from our current servers and embedded controllers, such as our new line of Velocity software products, eBeam, PrintMe Network, and EFI Professional Services. We expect to invest funds to develop new distribution and marketing channels for these new products and services. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services. In addition, even if we are able to introduce new products or services, these products and services may adversely impact the Company’s operating results.

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

18
[RETURN TO TABLE OF CONTENTS]

against their financial and other resources. If we cannot compete successfully against our OEMs’ internally developed products, our business may be harmed.

If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion

We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals. We are located in the Silicon Valley where competition among companies to hire engineering and technical professionals may be intense. It may be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located nearby that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees. If we cannot successfully hire and retain employees, we may not be able to develop products timely or to meet demand for our products in a timely fashion and our results of operations may be adversely impacted.

Our operating results may fluctuate based upon many factors, which could adversely affect our stock price

We expect our stock price to vary with our operating results and, consequently, such fluctuations could adversely affect our stock price. Operating results may fluctuate due to:

varying demand for our products;
success and timing of new product introductions;
changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;
price reductions by us and our competitors;
delay, cancellation or rescheduling of orders;
product performance;
availability of key components, including possible delays in the deliveries from suppliers;
the status of our relationships with our OEM partners;
the performance of third-party manufacturers;
the status of our relationships with our key suppliers;
the financial and operational condition of OEM partners and key suppliers;
potential excess or shortage of skilled employees;
changes in product mix; and
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

19
[RETURN TO TABLE OF CONTENTS]

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
Changes in stock market analysts’ recommendations regarding us;
Real or perceived technological advances by our competitors;
Political or economic instability in regions where our products are sold or used; and
General market and economic conditions.

We face risks from our international operations and from currency fluctuations

Approximately 51% of our revenue from the sale of products for the nine month periods ended September 30, 2001 and 2000, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

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

20
[RETURN TO TABLE OF CONTENTS]

We face risks from third party claims of infringement and potential litigation

Third parties may claim that our products infringe, or may infringe, their proprietary rights.Such claims could result in lengthy and expensive litigation.Such claims and any related litigation, whether or not we are successful in the litigation, could result in substantial costs and diversion of our resources.Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we cannot guarantee that any such licenses could be obtained on acceptable terms, if at all.

Our products may contain defects which are not discovered until after shipping.

Our products consist of hardware and software developed by ourselves and others. Our products may contain undetected errors when first introduced or when new versions are released, and we have in the past discovered software and hardware errors in certain of our new products after their introduction. There can be no assurance that errors would not be found in new versions of our products after commencement of commercial shipments, or that any such errors would not result in a loss or delay in market acceptance and thus harm our reputation and revenues.In addition, errors in our products (including errors in licensed third party software) detected prior to new product releases could result in delays in the introduction of new products and incurring of additional expense, which could harm our operating results.

Seasonal purchasing patterns of our OEM customers have historically caused lower fourth quarter revenue, which may negatively impact the stock price

Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the past, our fiscal fourth quarter results have been adversely affected because some or all of our OEM customers wanted to decrease, or otherwise delay, fourth quarter orders.In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM partners focus on training of their sales forces.The primary reasons for this seasonal pattern are:

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

As a result of these factors, we believe that period to period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance.We anticipate that future operating results may fluctuate significantly due to this seasonal demand pattern.

We may make future acquisitions and acquisitions involve numerous financial risks

We seek to develop new technologies and products from both internal and external sources. As part of this effort, we may make, and have in the past made, acquisitions ofother companies or other companies’ technology assets.Acquisitions involve numerous risks, including the following:

Difficulties in integration of operations, technologies, or products;
Risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;
Possible write-downs of impaired assets; and
Potential loss of key employees of the acquired company

Mergers and acquisitions of companies are inherently risky, and we cannot assure you that our previous or future acquisitions will be successful and will not harm our business, operating results, financial condition, or stock price.

We may incur losses on our equity investments

21
[RETURN TO TABLE OF CONTENTS]

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

We face decreased revenues in light of ongoing economic uncertainty

The revenue growth and profitability of our business depends significantly on the overall demand for products that enable printing of digital data. Softening demand for these products caused by ongoing economic uncertainty has resulted, and may further result, in decreased revenues, earnings levels or growth rates or inventory write downs. The global economy has weakened and market

22
[RETURN TO TABLE OF CONTENTS]

conditions continue to be challenging. This has resulted in individuals and companies delaying or reducing expenditures, such as for information technology. Further delays or reductions in information technology spending will have a material adverse effect on demand for our products and services, and consequently on our business, operating results, financial condition, prospects and stock price.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to various market risks, including the changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates.The counterparties are major financial institutions.

Foreign Exchange Contracts

The Company has utilized forward foreign exchange contracts from time to time to hedge the currency fluctuations in intercompany accounts receivable and payable transactions between the Company and its Japanese subsidiary denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. . Foreign exchange gains and losses on intercompany balances and the offsetting losses and gains on forward foreign exchange contracts are reflected in the income statement. At September 30, 2001 the Company had no outstanding forward foreign exchange contracts.

Interest Rate Risk

The fair value of the Company’s cash portfolio at September 30, 2001, approximated carrying value. Market risk was estimated as the potential decrease in fair value resulting from an instantaneous hypothetical 100 basis-point increase in interest rates for any debt instruments in the Company’s investment portfolio. As of September 30, 2001, the Company’s cash and short-term investment portfolio includes debt securities of $268.1 million subject to interest rate risk. A 100 basis-point increase in market interest rates would result in a decrease of fair value of approximately $2.7 million.

The fair value of the Company’s long-term debt, including current maturities, was estimated to be $3.3 million as of September 30, 2001, and equaled the carrying value. The Company’s long-term debt requires interest payments based on a variable rate and therefore is subject to interest rate risk. A 10% fluctuation in interest rates would not have a material effect on the fair value of the outstanding long-term debt of the Company as of September 30, 2001.

PART II    Other Information

      ITEM 1.    LEGAL PROCEEDINGS

The information set forth under Note 8 contained in the "Notes to the unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10Q is incorporated herein by reference.

      ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Stock Option Exchange Program

The Company commenced a voluntary offer on September 17, 2001 to exchange stock options granted between December 1, 1999 and May 31, 2000 under the Company’s 1990 Stock Plan and/or 1999 Equity Incentive Plan for new stock options to purchase the Company’s common stock under the Company’s 1999 Equity Incentive Plan. Under the program, employees holding options eligible for exchange were given the opportunity to

23
[RETURN TO TABLE OF CONTENTS]

exchange their existing eligible options for new options to purchase two-thirds the number of shares of common stock as were subject to the tendered options. Employees electing to tender options under this program were required to tender all eligible options.

Approximately 2,515,551 of 2,590,825 options were tendered for exchange under the program. On October 12, 2001, those options were accepted and cancelled by the Company. The Company will grant new stock options, in lieu of the tendered options, on a two-for-three basis to the affected employees on or promptly after the first trading day that is at least six months and one day after the date the tendered options were accepted for exchange and cancellation. The exercise price of the new options will be equal to the last reported sale price of the Companys common stock on the Nasdaq National Market on the date prior to the date of grant date.

      ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

      ITEM 5.    OTHER INFORMATION

Not applicable.

      ITEM 6.    Exhibits and Reports on Form 8-K

(a) Exhibits*

*    Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 are incorporated herein by reference.

(b) Reports on Form 8-K
Not applicable.

24
[RETURN TO TABLE OF CONTENTS]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: November 13, 2001

/s/ Guy Gecht

Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Cutts

Joseph Cutts
Chief Financial Officer
(Principal Financial and Accounting Officer)

25
[RETURN TO TABLE OF CONTENTS]

EXHIBIT INDEX*

No.	Description

*   Exhibits to the Company’ s Annual Report on Form 10-K for the year ended December 31, 2000 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001are incorporated herein by reference

26
[RETURN TO TABLE OF CONTENTS]