Form 10-K
period 2001-12-31
ELECTRONICS FOR IMAGING INC
filed 2002-03-29
CIK 867374

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
               For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:             None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value
                                                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002.


         Common Stock, $.01 par value:                 $843,968,598 **

   The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2002.


            Common Stock, $.01 par value:                 54,126,970

                               -----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 23, 2002 are incorporated by reference into Part III hereof.
--------
** Based upon the last trade price of the Common Stock reported on the Nasdaq
   National Market on February 28, 2002. Excludes approximately 10,374,720 shares of common stock held by Directors, Officer and holders of 5% or more of the Registrant's outstanding Common Stock on December 31, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

================================================================================

                                    PART I

   This Annual Report on Form 10-K includes certain registered trademarks and trademarks of Electronics for Imaging, Inc. ("EFI or the Company") and others. EFI, the EFI logo, Fiery, the Fiery logo, Fiery Driven, the Fiery Driven logo, Fiery Driven and Design, ColorWise, RIP-While-Print, PowerPage, the PowerPage logo, PowerBand, PowerSmooth, PSClone, PSView, EDOX, Mousitometer, Spot-On, Spot-On and Design, Check Mate, Freedom of Press, Go Wide, Splash, Velocity and Solitaire are registered trademarks of Electronics for Imaging, Inc. with the U.S. Patent and Trademark Office, or certain other foreign jurisdictions. Fiery Prints, Fiery ZX, Fiery LX, Fiery SI, Fiery XJ, Fiery XJe, Fiery XJ-W, BookletMaker, Fiery Downloader, Fiery Scan, Fiery Spooler, Fiery FreeForm, Fiery Link, Fiery Driver, PowerWise Architecture, RIPChips, WebTools, WebSpooler, WebInstaller, WebStatus, Command Workstation, Continuous Print, DocBuilder, EFICOLOR, EFICOLOR Works, FreeForm, Memory Multiplier, NetWise, STARR Compression, EDOX Profile Manager, RIP Ahead, Instant Reprint, Document Recovery, Sapphire, Opal, PrintMe, PrintMe Networks, Harmony and eBeam are trademarks of Electronics for Imaging, Inc. All other terms and product names may be registered trademarks or trademarks of their respective owners, and are hereby acknowledged.

   Certain of the information contained in this Annual Report on Form 10-K, including without limitation, statements made under this Part I, Item 1 "Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A," "Quantitative and Qualitative Disclosures about Market Risk" which are not historical facts, may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, the words "anticipate," "believe," "estimate," "expect," "intend," "will" and similar expressions as they relate to the Company or its management are intended to identify such statements as "forward-looking statements." Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, those factors discussed in Item 1 "Business--Competition," in Item 7 "Management's Discussion and Results of Operations--Factors That Could Adversely Affect Performance" and elsewhere in this Annual Report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission, including the Company's most recent Quarterly Report on Form 10-Q. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 1:  Business.

General

   EFI was founded in 1989 by Efraim Arazi. EFI designs and markets products that support color and black-and-white printing on a variety of peripheral devices. Its products incorporate hardware and software technologies that transform digital copiers and printers from many leading copier manufacturers into fast, high-quality networked printers. The Company's products include stand-alone servers, which are connected to digital copiers and other peripheral devices, and controllers, which are embedded in digital copiers and desktop color laser printers. The Company sells its products primarily to original equipment manufacturers ("OEM's") in North America, Europe and Japan.

   The Company was founded to develop innovative solutions to enable color desktop publishing. In pursuit of this goal, the Company first developed the Fiery line of color servers ("Fiery Color Servers") to enable in-house, short-production run color printing, together with application and system software to facilitate color correction and device-independent color. Fiery Color Servers are sophisticated, stand-alone computers that enable digital copier machines to accept, process, and print digital images from personal computers and computer networks. Historically, the Company primarily focused its efforts on its stand-alone Fiery Color Servers that supported printing on digital color copiers and, until 1999, substantially all of its revenue resulted from the development and sale of these stand-alone products. Although development and marketing of embedded solutions began in prior years, during 1999, the Company expanded its focus to include several additional embedded solutions that support printing on a broader range of devices, including digital black-and-white copiers and desktop color laser and inkjet printers ("Fiery Controllers" and, together with Fiery Color Servers, "Fiery Products"). In 1999, the Company also developed newer stand-alone Fiery Color Servers for wide-format color inkjet printers and restructured its sales model by entering into direct relationships with the manufacturers of such wide-format printers rather than selling to sales distributors. During 1999, the Company expanded its line of digital color servers through its merger with Management Graphics, Inc. ("MGI") and its EDOX line of digital color servers ("EDOX Color Servers") and introduced its first Internet appliance product, eBeam. In 2000, the Company continued to develop Fiery and Edox Products as well as new software applications for existing and new generations of a variety of new peripheral devices, including the development of its Velocity software. During 2000, the Company expanded its line of digital color servers through its acquisition of Splash Technology Holdings, Inc. ("Splash") and its Splash line of digital color servers ("Splash Color Servers" and together with Fiery Color Servers and EDOX Color Servers, "EFI Color Servers").

   In 2001, the Company continued to develop Fiery, Splash and EDOX Products as well as new software applications for existing and new generations of a variety of new peripheral devices, including the development of its Fiery Graphics Arts Package, new Velocity workflow software, new document security software and Variable Data Printing solutions. See "Growth and Expansion Strategies--Proliferate and Expand Product Lines." Additionally, in 2001, the Company introduced its Internet printing solution--PrintMe Networks. See "Growth and Expansion Strategies--Develop and Expand PrintMe Networks."

   In the past, the Company has achieved significant growth in net revenue and operating income before adjustments for purchase accounting. The Company's growth is contingent on a number of factors, however, many of which are outside its control. These factors include the overall rate of growth in the color server market and the impact of economic conditions on the demand for the Company's products. Due to these and other factors (including an increasingly higher base from which to grow and general domestic and global economic conditions), the Company's historical growth rate has been difficult to sustain and will be difficult to exceed in the future. The United States recession and global economic slowdown has resulted in a slowdown in capital spending on color printers and copiers in both the professional printing and office markets which has had a significant negative impact on the Company's growth rate. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

The Electronics for Imaging Solution

   The Company develops products with a wide range of price and performance levels designed to make high-quality color printing in short-run productions easier and more accessible to the broader market. The Company believes that consumers generally prefer color as evidenced by the migration of photographs, motion pictures and television from black-and-white to color. In the personal computer field, EFI believes this preference is shown by the migration of PDAs to color and the almost exclusive use of color monitors with color-oriented graphical user interfaces, application software and Internet content. In each of these cases, once the enabling technology developed sufficiently, consumer adoption of color quickly followed. The Company believes that consumers prefer color in documents created through desktop publishing. Until recently, however, the technology was not available to do this in a high quality, quick and cost-effective manner due to the complexity of accurate color reproduction. EFI's Color Servers permit users of digital color copiers to transmit and convert digital data from a computer to a color copier so that the color copier can print high-quality color documents easily, quickly and cost-effectively. As a result, EFI's Color Servers transform digital color copiers into fast, high-quality, networked color printers.

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

Growth and Expansion Strategies

   The Company's overall objective is to continue to introduce new generations of controller products, new software applications, and other new product lines. With respect to its current products, the Company's primary goal is to provide a range of processing and printing solutions that address broad sections of the color printing market and to continue to leverage its technology to enable digital black-and-white printing on additional peripheral devices including digital black-and-white copiers and multi-function devices. The Company's strategy to accomplish these goals consists of five key elements.

  Proliferate and Expand Product Lines

   The Company intends to continue to develop new products that are scalable and offer a broad range of features and performance when connected to, or integrated with, digital color and black-and-white copiers, as well as desktop color laser printers. Historically, the Company sold products that supported digital color copiers. In 1996 the Company expanded its line of color servers to drive a wide range of output devices including desktop color laser printers and wide-format color inkjet printers with poster-size output. In 1997, the Company further expanded the use of its technology, shipping its first products that supported black-and-white printing systems and copiers. In 1998, the Company introduced its next generation of products based upon EFI's Fiery ZX and Fiery X2 platforms, in 1999, the Company introduced its next generation of products based upon EFI's Fiery Z4 and Fiery X4 platforms and in 2000, the Company again introduced its next generation of products based upon EFI's new Fiery X3 platform. In 2000, the Company also introduced the EDOX 2000 Document Server, an upgrade to the EDOX Color Servers. In 2001, the Company again introduced its next generation of products based upon EFI's Fiery Z5 and Z18 platforms; the Fiery Z18 platform includes EFI's latest technology innovations, including ColorWise 3.0, EFI's next generation of DocBuilder Pro and a Variable Data Printing Solution. By utilizing the advantages of these new platforms, the Company intends to continue to develop new products. The Company also intends to continue to develop new software applications that advance the performance and usability of its servers and embedded controllers. In 2000, the Company developed a new line of software designed to maximize workflow efficiencies which includes VelocityBalance(TM), VelocityBuild(TM), VelocityEstimate(TM) and VelocityScan(TM), as well as Harmony Software Developers Kit which enables users to develop custom applications that maximize the power, speed and throughput of copiers and printers powered by Fiery technology. In 2001, the Company developed VelocityBalance(TM) 2.0 which provides a number of new functionalities including, Dynamic PPD technology. In 2001, the Company also developed new software aimed at the graphics arts professional including, the Fiery Graphics Arts Package(TM) and the EFI Color Profiler Kit(TM), document security software, Advanced Secure Print Module(TM) as well as variable data printing solutions. See "Products and Technology--EFI Technology." We expect to continue developing new software applications.

   The Company also plans to continue to expand its product line to include Internet appliance products. In November, 1999, the Company introduced eBeam. eBeam converts a conventional whiteboard into a digital workspace, allowing users to capture whiteboard meeting-notes and diagrams in real time on their personal computers. Words and images can be viewed, edited and shared across the world using a standard web browser. In May, 2000, the Company introduced its second generation eBeam product and in 2001, the Company introduced its third generation of eBeam software. In 2001, the Company also introduced eBeam System 3(TM), the next generation of eBeam hardware which is believed to be the smallest digital whiteboard solution on the market and the eBeam ImagePort(TM) accessory, a whiteboard system that allows data to be beamed to a Palm(TM) handheld computer. In 2001, the Company also formed alliances with Interlink Electronics, Inc. and 3M to develop new whiteboard products and office presentation systems. Currently, eBeam is being sold through resellers and distributors, as well as directly to consumers via the Web and a toll-free number.

  Develop and Expand PrintMe Networks

   In October, 2001, the Company announced PrintMe Networks, a complete Internet printing solution that enables remote printing without requiring print drivers, cables or complex setup. PrintMe Networks allows people to access and print their e-mail messages, Internet content and other documents at any time, anywhere, from any device, to any printer connected to the Internet. The Company also announced, along with other industry leaders such as Adobe Systems Incorporated, Xerox, IBM, Canon, Minolta, Toshiba, Sharp, Palm, Sir Speedy, Office Max, STSN and Yahoo! plans to provide the technologies and channels necessary to make this new technology widely available. The Company believes that PrintMe Networks expands the scope and sophistication of its products and will help it gain access to new markets.

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

Products and Technology

   The Company is a leader in enabling networked printing solutions. EFI's technology allows copiers, printers and digital presses to be shared across work groups, the enterprise and the Internet. The Company develops products with a wide range of price and performance levels designed to make high-quality, short-run color and black and white digital printing easier and more accessible to the broader market. The Company has a model for almost every major digital printing technology today, including:

  .   desktop color laser printers,

  .   high-end desktop ink jet printers,

  .   wide-format printers,

  .   mid-range color copiers,

  .   mid-range digital black and white copiers,

  .   production color copiers and

  .   high-speed digital presses.

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

  EFI Technology

   From its inception, EFI has invested heavily in research and development. EFI has focused on developing technologies that could be implemented in a variety of products. Examples of such technologies include Fiery DocBuilder, which enables electronic collation, reverse order printing, job merging and editing, and Fiery WebTools which enables print job management from different computer platforms via a Java(TM)-enabled Web Browser. Fiery WebTools also provides remote access to the print queue so an administrator can obtain instant updates on job status and error messages, allowing for a timely response to problems, and provides job accounting and job security capabilities which are essential in network printing environments. Other examples of EFI technologies include, (i)RIP-While-Print which allows one page to be printed while subsequent pages are simultaneously processed; (ii) Continuous Print which allows processed pages to be stored in memory before printing, eliminating the need for the copier or printer to cycle down between unique pages; (iii) NetWise 3.0, EFI's third generation networking architecture which provides enhanced programmability that helps users build customized printing solutions and provides extensive Internet-based functionality; (iv) Fiery Driver which is a unified printing interface that simplifies the printing process; (v) Fiery Link which provides users with information on print job status and connected Fierys allowing users to monitor the status of any print job, its position in the queue, and general information on the Fiery and paper and toner levels from any workstation; and (vi) ECT compression, an improved and more advanced compression scheme than EFI's previous STARR compression technologies, which offers definite compression ratios and virtually lossless image quality. Compression software decreases the amount of memory necessary to store documents during processing and enables faster printing of documents. In addition to such software innovations, EFI custom designs its hardware to increase productivity. For example, EFI's custom designed RIPChips, application specific integrated circuit ("ASIC") chips, decrease overall print times by off-loading data movement from the microprocessor. The Company continues to refine these printing technologies.

   In 2001, the Company continued its efforts to improve its products' performance, features and ease of use. Software features developed by the Company during 2001 include: (i) Colorwise 3.0, EFI's third generation color management system which provides greater image quality and calibration accuracy
(ii) the next generation DocBuilder Pro(TM) which provides users with enhanced workflow; (iii) the EFI Color Profiler(TM) kit which includes profile creation software and an integrated EFI Spectrometer(TM), a hand-held optical color measurement device that is designed to provide the ability to quickly and accurately measure the color of any paper or other material; and (iv) the Fiery Graphics Arts Package(TM) designed to address the needs of graphic arts professionals by emphasizing increased workflow and productivity while stringently adhering to industry color standards.

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

   Since the introduction of the first Fiery Color Server in 1991, the Company has expanded its product line. In 1995, the Company introduced its third-generation platform, the Fiery XJ. During 1996, the Company shifted the majority of its product line to the XJ platform and later refined these products by transitioning to a variation of the XJ platform known as the Fiery XJ+. During 1998, the Company introduced two new platforms, the Fiery ZX and the Fiery X2, which included software features developed or further refined by the Company during 1998, and began migrating its product line to these platforms. During 1999, the Company again introduced two new server platforms, the Fiery Z4 and the Fiery X4, which incorporated several new technologies or enhancements from EFI including, ColorWise2.0, NetWise 2.0, the PowerWise Architecture and the next generation DocBuilder Pro(TM). The Fiery Z4 is approximately twice as fast as its predecessor, the Fiery ZX, is optimized for high-speed processing and photographic-quality color and is designed for demanding graphic arts, print-for-pay and advertising agency environments. The Fiery X4 is approximately three times as fast as its predecessor, the Fiery X2, and is designed for users in a corporate environment. During 2000 the Company introduced one new platform, the X3, which includes features developed or further refined by the Company during 2000. The X3 is approximately seven times faster than its predecessor the Fiery X2. During 2001, the Company again focused its development efforts on improvements to its products' performance, features and ease of use and introduced two new platforms, the Fiery Z5 and the Fiery Z18. The Fiery Z5 for mid-range color copiers and the Fiery Z18 for high-end printers provide the power, precision, and advanced workflow controls needed to maximize both print quality and productivity for the print-for-pay, CRD, commercial printer and graphic arts markets. Each platform features a major re-architecture--enabling improvements in printing speed--and is designed to run new EFI software featuring specialized tools for graphic arts professionals. In 2001, the Company shipped stand-alone EFI Color Servers for use with color copiers, color inkjet printers and wide-format color printers distributed by companies such as Canon, Epson, Fuji-Xerox, Minolta, Oce, Ricoh, Toshiba, Ikon Office Solutions, Sharp and Xerox. In 2001, the Company also shipped Fiery servers for use with digital black-and-white copiers distributed by Canon, Danka, Konica, Minolta, Oce and Sharp.

  Controllers

   Unlike our Fiery, EDOX and Splash servers, which are sold as stand-alone products to be connected to copiers, Fiery Controllers are embedded inside copiers and desktop printers. Fiery Controllers allow users to print documents directly from their computers to the digital copier. Fiery Controllers support both color and black-and-white printing on desktop color laser printers, color multi-function devices and digital black-and-white copiers. Because the Company believes that the Fiery name and trademark, including the trademark "Fiery Driven," are associated with substantial goodwill and recognition in the marketplace, the Company seeks to have the "Fiery Driven" logo placed on printing solutions that include an embedded Fiery Controller. In 2001, the Company shipped Fiery Controllers embedded in color and digital black-and-white copiers and desktop color printers distributed by companies such as Canon, Fuji-Xerox, Hewlett Packard, Konica, Minolta, Ricoh and Xerox.

Significant Relationships

   The Company has established, and continues to try to build and expand relationships with its Strategic Partners and other leading copier and printer companies, in order to benefit from the OEMs' products, distribution channels and marketing resources. The OEMs include domestic and international manufacturers, distributors and sellers of digital copiers (both color and black-and-white), wide-format printers and desktop color printers. The Company works closely with the OEMs with the aim of developing solutions that incorporate leading technology and that optimally work in conjunction with such companies' products. OEMs that the

Company sold products to in 2001 include, among others, Canon, Epson, Fuji-Xerox, Hewlett-Packard, Ikon Office Solutions, Konica, Minolta, Oce, Ricoh, Sharp, Toshiba and Xerox. Together, sales to Canon, Xerox, Minolta and Ricoh accounted for approximately 79% of the Company's 2001 revenue, with sales to each of these customers accounting for more than 10% of the Company's revenue.

   In 2001, the Company announced two alliances to further the development of eBeam: an alliance with Interlink Electronics, Inc. to develop a new family of business communications whiteboard products and an alliance with 3M Visual Systems Division to develop office presentation systems.

   The Company customarily enters into development and distribution agreements with its OEM customers. These agreements can be terminated under a range of circumstances, and often upon relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that the Company's OEM customers will continue to purchase products from the Company in the future, despite such agreements. The Company recognizes the importance of, and works hard to maintain, its relationships with its customers. However, the Company's relationships with its customers is affected by a number of factors including, among others: competition from other suppliers, competition from internal development efforts by the customers themselves (including the OEMs), and changes in general economic, competitive or market conditions (such as changes in demand for the Company's or the OEM's products, or fluctuations in currency exchange rates). There can be no assurance that the Company will continue to maintain or build the relationships it has developed to date.

   In addition to its development and sales relationships with the OEMs, in order to increase the distribution and presence of EFI Color Servers connected to both color and black-and-white copiers and wide-format printing devices, the Company has developed strategic relationships with well-known print-for-pay companies, including Kinko's, AlphaGraphics, the CopyMax operations of office products superstore OfficeMax, the American Speedy group of franchised printing centers (including Allegra Print and Imaging, American Speedy, Speedy Printer, Zippy Print and Quik Print), MultiCopy, Inc. and the SAMPA Corporation, franchiser of Signal Graphics Printing Centers. Several of these print-for-pay companies, including, American Speedy, OfficeMax, MultiCopy, Inc. and SAMPA Corporation, have entered into worldwide strategic alliances with the Company whereby they agreed to continue standardization efforts on EFI's Fiery Color Servers with respect to their printing services.

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

Distribution and Marketing

   The Company's primary distribution method for its Fiery and Splash servers has been to sell the Fiery and Splash servers to its OEMs. The Company's OEMs in turn sell these products to distributors and end-users for use with the OEMs' copiers or printers as part of an integrated printing system. For Fiery Controllers, the Company's primary distribution method has been to sell the products to the OEMs that embed the products into their copiers and printers. The Company's primary distribution method for its EDOX servers has been to sell the EDOX servers directly to its distributors. There can be no assurance that the Company will continue to successfully distribute its products through these channels. Any interruption of the distribution methods will negatively impact the Company in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Adversely Affect Performance--Reliance on OEM Resellers; Risks Associated With Significant OEM Group Concentration."

   The Company promotes all of its products through public relations, direct mail, advertising, promotional material, trade shows and ongoing customer communication programs.

Research and Development

   Research and development costs for 2001, 2000, and 1999 were $98.1 million, $94.1 million, and $75.0 million, respectively. As of December 31, 2001, 481 of the Company's 917 full-time employees were involved in research and development. The Company believes that development of new products and enhancement of existing products are essential to its continued success, and management intends to continue to devote substantial resources to research and new product development. The Company expects to make significant expenditures to support its research and development programs for the foreseeable future.

   The Company is developing products to support additional color and black-and-white printing devices including desktop printers, high-end color copiers, digital black-and-white copiers and multi-function devices. This ongoing development work includes a multiprocessor architecture for high-end systems and lower-cost designs for desktop color laser printers. The Company is also developing new software applications designed to maximize workflow efficiencies as well as new software applications designed to meet the needs of the graphics arts professional. The Company is also developing Internet printing solutions.

   The Company expects to enhance functionality of its Internet appliance product eBeam. See "--Growth and Expansion Strategies--Proliferate and Expand Product Lines". Substantial additional work and expense will be required to complete the development of these projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Adversely Affect Performance--Product Transitions."

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

   Certain components necessary for the manufacture of the Company's products, including ASICs and certain other semiconductor components, are obtained from a sole supplier or a limited group of suppliers. The purchase of certain of these key components may involve significant lead times. Accordingly, in the event of interruptions in the supply of these key components or unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain of its products in a quantity sufficient to meet customer demand. There can be no assurance that such supply or manufacturing problems would not adversely affect the Company's results of operations or financial condition. In an attempt to mitigate these supply issues, the Company will purchase components for later resale to the Company's subcontractors thus increasing the Company's inventory balances and the risk associated with inventory obsolescence.

Human Resources

   As of December 31, 2001, the Company employed 917 individuals. Of the 917 total employees, approximately 218 were in sales and marketing, 131 were in management and administration, 87 were in manufacturing, and 481 were in research and development. Of the total number of employees, the Company had approximately 780 employees located in U.S. and Canadian offices, and 137 employees located in international offices including employees based in The United Kingdom, The Netherlands, Germany, Japan, France, Italy, Finland, Spain, Australia, Singapore, Brazil, Mexico, Sweden and Hong Kong. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. However, there can be no assurance that collective bargaining, work stoppage or other employment related issues will not arise.

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

   The Company faces competition from its customers and other copier and printer manufacturers that offer internally developed server products or that incorporate internally developed embedded solutions or server features into their copiers and printers, thereby eliminating the need for the Company's products and limiting future opportunities for the Company. The Company also competes directly with other independent manufacturers of color servers, independent manufacturers of embedded solutions, copier manufacturers, printer manufacturers and others. The Company also faces competition from wide-format printer manufacturers that develop their own controllers and other companies that develop controllers for wide-format printers. In addition, the Company faces competition from manufacturers of desktop color laser printers which do not utilize a controller (relying instead on host based processing of data) and which offer increasing speed and color capability. The Company believes that it competes effectively due to, among other things, its efforts to continually advance its technology, name recognition, end-user loyalty, sizable installed base, number of products supported and price. The Company expects that competition in its markets will increase due to, among other factors, market demand for higher performance products at lower prices, rapidly changing technology and product offerings from competitors and customers. There can be no assurance that the Company will be able to continue to advance its technology and its products or to compete effectively against other companies' product offerings, and any failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

Intellectual Property Rights

   The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its intellectual property rights, all of which afford only limited protection. As of December 31, 2001, the Company had 84 issued U.S. patents, 56 pending U.S. patent applications and various foreign counterpart patents and applications. There can be no assurance that patents will issue from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect the Company's technology. The Company's issued patents expire between May 2002 and March 2020. Failure of the Company to obtain or maintain patent protection may make it easier for the Company's competitors to offer equivalent or superior technology. In addition, third parties may independently develop similar technology without misappropriation of the Company's trade secrets or breach of other proprietary rights. Any failure by the Company to take all necessary steps to protect its trade secrets or other intellectual property rights and failure to enforce these rights may have a material adverse effect on the Company's ability to compete in its markets.

   The Company has registered certain trademarks, which include, among others, its EFI, Fiery, Fiery and Design(R), Fiery Driven, Fiery Driven and Design, ColorWise, EDOX, and RIP-While-Print trademarks, and has applied for registration of certain additional trademarks. The Company will continue to evaluate the registration of additional trademarks as appropriate. Any failure by the Company to properly register or maintain its trademarks or to otherwise take all necessary steps to protect its trademarks may diminish the value associated with the Company's trademarks. The Company's products include software sold pursuant to "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries, including several in which the Company operates or sells its products, do not protect intellectual property and proprietary rights to as great an extent as do the laws of the United States.

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

Financial Information About Foreign and Domestic Operations and Export Sales

   See Note 10 of the Company's Notes to Consolidated Financial Statements. See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Adversely Affect Performance--We face risks from our international operations and from currency fluctuations."

Item 2:  Properties

   The Company's principal offices are located at 303 Velocity Way, Foster City, California on approximately 35 acres of land which the Company owns. The corporate headquarters facility, which includes approximately 295,000 square feet, was completed in July, 1999 and is leased by the Company. Tthe Company entered into an agreement in 1999 to lease additional facilities to be constructed on the Foster City property. Construction of 163,000 square feet of additional facilities was completed in December 2001. In addition to the Foster City offices, the Company has leased facilities in Parsippany, New Jersey; Minneapolis, Minnesota; Vancouver, Washington and Amsterdam, The Netherlands. The Company also leases a number of domestic and international sales offices. In January 2001 the Company purchased facilities with approximately 44,000 square feet in Minneapolis, Minnesota.

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

   In January 1999, two class action complaints were filed, and subsequently consolidated into one case, in the United States District Court for the Northern District of California against Splash and certain of its officers. The complaints allege that defendants made false and misleading statements about Splash's business condition and prospects during a class period of January 7, 1997--October 13, 1998, and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. On August 28, 2001, the federal court judge granted the Company's motion to dismiss the plaintiff's claim against Splash and certain of its officers. The plaintiffs have filed a notice of appeal with the Ninth Circuit Court of Appeals. The complaint seeks damages of an unspecified amount. The Company believes it has meritorious defenses in this action and intends to defend it vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in these actions could have a material adverse affect on the Company's business, results of operations and financial condition. Currently, the amount of such material effect cannot be reasonably estimated.

   On August 31, 2000, after the announcement of the tender offer for Splash, a shareholder class action lawsuit was filed against Splash and its directors for violation of federal and state securities laws. The plaintiffs, Splash and the Company agreed to enter into a settlement agreement that would resolve the outstanding disputes and dismiss the case with prejudice. On November 30, 2001, the Court approved the non-cash settlement and signed the Final Judgment and Order of Dismissal. The Company and Splash deny any wrongdoing whatsoever, but agreed to the settlement to eliminate the burden and expense of further litigation.

   Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly requested that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and all of its customers for infringing a purportedly soon to be issued patent and for misappropriating his trade secrets. The Company believes that Mr. Coyle's threats are without merit and that it has no liability under claims threatened by Mr. Coyle. On December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, seeking a declaration from the court that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, and that it has not infringed any patent claims or misappropriated any trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also seeks an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets.

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

Item 4:  Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's common stock was first traded on the Nasdaq National Market under the symbol EFII on October 2, 1992. The table below lists the high and low closing sales price during each quarter the stock was traded in 2001 and 2000.

                                    2001                        2000
                         --------------------------- ---------------------------
                           Q1     Q2     Q3     Q4     Q1     Q2     Q3     Q4
                         ------ ------ ------ ------ ------ ------ ------ ------
High.................... $28.31 $29.50 $29.04 $23.80 $65.13 $64.06 $29.42 $24.69
Low.....................  13.75  22.24  15.34  15.36  45.19  22.31  21.38  11.94

   As of February 28, 2002, there were approximately 286 stockholders of record. The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for its business, and does not anticipate paying any cash dividends in the foreseeable future.

Item 6:  Selected Financial Data.

   The following tables summarize selected consolidated financial data as of, and for the five years in the period ended December 31, 2001. This information should be read in conjunction with the audited consolidated financial statements and related notes thereto.

                                                   As of and for the years ended December 31,
                                                ------------------------------------------------
                                                  2001      2000      1999      1998      1997
                                                --------  --------  --------  --------  --------
                                                    (In thousands, except per share amounts)
Operations
Revenue........................................ $517,608  $588,449  $570,752  $446,999  $373,404
Cost of revenue................................  282,113   311,152   290,636   249,179   171,138
                                                --------  --------  --------  --------  --------
Gross profit...................................  235,495   277,297   280,116   197,820   202,266
                                                --------  --------  --------  --------  --------
Operating expenses
   Research and development....................   98,116    94,097    74,971    60,150    42,868
   Sales and marketing.........................   56,767    64,526    59,373    60,615    46,776
   General and administrative..................   25,456    24,784    18,403    16,637    13,578
   Amortization of goodwill and other
     acquisition--related charges *............   12,255    23,621        --        --     9,400
   Merger-related expense **...................       --        --     1,422        --        --
                                                --------  --------  --------  --------  --------
       Total operating expenses................  192,594   207,028   154,169   137,402   112,622
                                                --------  --------  --------  --------  --------
Income from operations.........................   42,901    70,269   125,947    60,418    89,644
                                                --------  --------  --------  --------  --------
Other income, net..............................   17,471    21,550    16,250     9,859    10,309
                                                --------  --------  --------  --------  --------
Income before income taxes.....................   60,372    91,819   142,197    70,277    99,953
Provision for income taxes.....................  (21,432)  (37,461)  (46,914)  (22,456)  (35,944)
                                                --------  --------  --------  --------  --------
Net income..................................... $ 38,940  $ 54,358  $ 95,283  $ 47,821  $ 64,009
                                                ========  ========  ========  ========  ========

Net income per basic common share ***.......... $   0.73  $   0.99  $   1.74  $   0.89  $   1.21
Net income per diluted common share ***........ $   0.71  $   0.97  $   1.67  $   0.87  $   1.13
Shares used in computing net income per basic
  common share ***.............................   53,468    54,649    54,853    53,507    52,831
Shares used in computing net income per diluted
  common share ***.............................   54,605    55,983    56,963    54,972    56,713

Financial Position
Cash and short-term investments................ $451,207  $353,603  $470,328  $328,732  $246,764
Working capital................................  438,020   389,917   487,591   355,361   293,972
Long term liabilities, less current portion....      331     3,140     3,467     4,142     4,267
Total assets...................................  702,987   654,390   656,075   484,191   395,949
Stockholders' equity........................... $606,567  $545,316  $551,187  $408,680  $346,727

Ratios and Benchmarks
Current ratio..................................      5.6       4.7       5.8       6.0       7.5
Inventory turns................................     15.5      13.2      20.5      11.6       8.3
Full-time employees............................      917       895       758       660       614

--------
*  See Note 2 of notes to Consolidated Financial Statements.
** The Company incurred approximately $1.4 million of non-recurring expenses related to the merger with Management Graphics, Inc. in 1999.
*** See Note 1 of Notes to Consolidated Financial Statements.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10K.

   All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. For a discussion of the factors that could impact the Company's results, readers are referred to the section below entitled "Factors that Could Adversely Affect Performance."

   The preparation of the consolidated financial statements which are the basis of the following discussion and analysis requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, purchase commitments and contingencies. The estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   The following are believed to be the critical accounting policies of the
Company:

  .   revenue recognition;

  . estimating allowance for doubtful accounts inventory reserves and other allowances;

  .   accounting for income taxes;

  .   valuation of long-lived and intangible assets and goodwill;

  . determining functional currencies for the purposes of consolidating our international operations; and

  .   accounting for the synthetic lease arrangement.

   Revenue recognition. We derive our revenue from primarily two sources (i) product revenue, which includes servers, controllers, chipsets and royalties, and (ii) services and support revenue which includes consulting and development fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

   We recognize revenue from the sale of servers, controllers and chipsets when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

   At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction.

   We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

   For all sales, we use either a binding purchase order or signed contract as evidence of an arrangement. Sales through some of our OEMs are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

   Our arrangements do not generally include acceptance clauses.

   We recognize revenue for consulting and development services ratably over the contract term. Our consulting and development services are billed based on hourly rates, and we recognize revenue as these services are performed. If these services are related to product development, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on our estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

   Allowance for doubtful accounts, inventory reserves and other allowances. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $54.0 million, net of allowance for doubtful accounts and sales returns of $1.6 million as of December 31, 2001. Similarly, management must make estimates of potential future inventory obsolesence and purchase commitments. Management analyzes current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

   Accounting for income taxes. In preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure and the temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we believe that recovery of these deferred assets is not likely, we must establish a valuation allowance. To the extent we either establish or increase a valuation allowance in a period, we must include an expense within the tax provision in the statement of operations.

   We provide US taxes on earnings of our non-US subsidiaries, to the extent such earnings are not permanently reinvested. Significant management judgment is needed in estimating the extent to which earnings are considered permanently reinvested. As of December 31, 2001, the non-US earnings considered permanently reinvested were not material.

   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have not recorded a valuation allowance as of December 31, 2001. If actual results differ from these estimates or we adjust these estimates in future periods we may need to establish a valuation allowance that could materially impact our financial position and results of operations.

   The net deferred tax asset as of December 31, 2001 was $22.6 million.

   Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  . significant underperformance relative to expected historical or projected future operating results;

  . significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  .   significant negative industry or economic trends;

  .   significant decline in our stock price for a sustained period; and

  .   our market capitalization relative to net book value.

   When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $117.9 million as of December 31, 2001.

   In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $52.0 million of goodwill. We had recorded approximately $7.6 million of amortization on these amounts during 2001 and would have recorded approximately $7.3 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first half of 2002.

   We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

   Determining functional currencies for the purpose of consolidation. We have several foreign subsidiaries which together account for approximately 45% of our net revenues, 7% of our assets and 19% of our total liabilities as of December 31, 2001.

   In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

   Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon our management's determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations must also be considered. If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in cumulative translation adjustments. However, if the functional currency is deemed to be the United States dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

   Based on our assessment of the factors discussed above, we consider the United States Dollar to be the functional currency for each of our international subsidiaries except for our Japanese subsidiary, where we consider the Japanese Yen to be the subsidiary's functional currency.

   Accounting for the synthetic lease arrangement. We have arrangements with two financial institutions whereby we are leasing two buildings built on a parcel of land which we own in Foster City, California. The lessors funded the construction of the buildings. Construction for the first building was completed in July 1999 and the second building was completed in December 2001. We are satisfied that the arrangements meet the requirements of FAS 13 "Accounting for Leases" and meet the requirements of construction period risk under EITF 97-10 "The Effect of Lessee Involvement in Asset Construction" and as a result, we are accounting for these arrangements as operating leases. The collateral required by the lessor under one lease has been recorded as restricted investments in the long-term assets section of the balance sheet. See Note 6 of the financial statements for further details of these arrangements and the future minimum lease payments due.

Results of Operations

   The following tables set forth items in the Company's consolidated statements of income as a percentage of total revenue for 2001, 2000 and 1999, and the year-to-year percentage change from 2001 over 2000 and from 2000 over 1999, respectively. These operating results are not necessarily indicative of results for any future period.

                                                                                      % change
                                                                                     ---------
                                                            Years ended December 31, 2001  2000
                                                            -----------------------  over  over
                                                             2001       2000   1999  2000  1999
                                                            ----       ----   ----   ----  ----
Revenue.................................................... 100%       100%   100%   (12)%   3 %
Cost of revenue............................................  55%        53%    51%    (9)%   7 %
                                                            ---        ---    ---
Gross profit...............................................  45%        47%    49%   (15)%  (1)%
                                                            ---        ---    ---
Research and development...................................  19%        16%    13%     4 %  26 %
Sales and marketing........................................  11%        11%    11%   (12)%   9 %
General and administrative.................................   5%         4%     3%     3 %  35 %
Amortization of goodwill and other acquisition-related
  charges..................................................   2%         4%   -- %   (48)% 100 %
                                                            ---        ---    ---
Operating expenses.........................................  37%        35%    27%    (7)%  34 %
                                                            ---        ---    ---
Income from operations.....................................   8%        12%    22%   (39)% (44)%
                                                            ---        ---    ---
Other income, net..........................................   3%         4%     3%   (19)%  33 %
                                                            ---        ---    ---
Income before income taxes.................................  11%        16%    25%   (34)% (35)%
Provision for income taxes.................................   4%         6%     8%   (43)% (20)%
                                                            ---        ---    ---
Net income.................................................   7%        10%    17%   (28)% (43)%
                                                            ===        ===    ===

  Revenue

   The Company's revenue in 2001 was principally derived from three major categories. The first category was made up of stand-alone servers which connect digital color copiers with computer networks. This category includes the Fiery X3, X4, Z4, Z5 and Z18 products and accounted for a majority of the Company's revenue prior to 1999. The second category consisted of embedded desktop controllers, bundled color solutions and chipsets primarily for the office market. The third category consisted of controllers for digital black and white products.

   The following is a break-down of revenue in dollars and volumes as a percentage of total units shipped by category.

                                                                              % change
                                                                             ---------
                                                                             2001  2000
                                                                             over  over
Revenue                            2001 Revenue  2000 Revenue  1999 Revenue  2000  1999
-------                            ------------  ------------  ------------  ----  ----
                                                (in thousands)
Stand-alone Servers Connecting to
  Digital Color Copiers........... $215,155  42% $268,436  46% $244,028  43% (20)%  10 %
Embedded Desktop Controllers,
  Bundled Color Solutions &
  Chipset Solutions...............  151,499  29%  129,277  22%  149,899  26%  17 % (14)%
Controllers for Digital Black and
  White Solutions.................   95,522  18%  130,780  22%  121,071  21% (27)%   8 %
Spares, Licensing & Other misc.
  sources.........................   55,432  11%   59,956  10%   55,754  10%  (8)%   8 %
                                   -------- ---  -------- ---  -------- ---
   Total Revenue.................. $517,608 100% $588,449 100% $570,752 100% (12)%   3 %
                                   ======== ===  ======== ===  ======== ===

                                                             2001   2000   1999
Volume                                                      Volume Volume Volume
------                                                      ------ ------ ------
Stand-alone Servers Connecting to Digital Color Copiers....   12%    16%    14%
Embedded Desktop Controllers, Bundled Color Solutions &
  Chipset Solutions........................................   52%    48%    50%
Controllers for Digital Black and White Solutions..........   30%    32%    36%
Spares, Licensing & Other misc. sources....................    6%     4%    --
                                                             ---    ---    ---
   Total Volume............................................  100%   100%   100%
                                                             ===    ===    ===

   Revenue decreased to $517.6 million in 2001, compared to $588.4 million in 2000 and $570.8 million in 1999, which resulted in a 12% decrease in 2001 versus 2000 and an increase of 3% in 2000 compared to 1999. The corresponding unit volume decreased by 12% in 2001 over 2000 and increased by 20% in 2000 over 1999. The decrease in revenue in 2001 from 2000 was primarily from a decline in average selling prices due to changes in product mix, which was a reflection of the slowdown in the general economic conditions. The increase in revenue in 2000 from 1999 was primarily due to increases in unit volumes and positive market acceptance of new product introductions, partially offset by a decline in average selling prices due to changes in product mix.

   The category of stand-alone servers made up 42% of total revenue and 12 % of total unit volume in 2001. The decrease in revenue over 2000 was a result of the move from the high-end stand alone servers to less expensive solutions.
This category made up 46% of total revenue and 16% of total unit volume in 2000 and 43% of total revenue and 14% of total unit volume in 1999. Sales of products in this category declined in 2001 as business users were cautious in buying high ticket items in the recession-bound economy. There appears to be a transition to equipment with embedded controllers as that equipment offers products that were previously only offered with the stand-alone servers. This transition is reflected in the 17% increase in revenue in 2001 over 2000 in the desktop product category. This category made up 29% of total revenue and 52% of total unit volume in 2001. It made up 22% of total revenue and 48% of total unit volume in 2000 and 26% of total revenue and 50% of total unit volume in 1999. The decline from 1999 to 2000 in absolute dollars in this category was primarily the result of product transitions. These products, except for the chipset solutions, are generally characterized by much higher unit volumes but lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. The chipset solutions can be characterized by lower unit prices but significantly higher per unit margins compared to the traditional stand-alone server line of products. The black and white product category saw a decline in 2001, with 18% of total revenue and 30% of total unit volume in 2001, compared to 22% of the revenue and 32% of the volume in 2000. In 1999 black and white controllers represented only 21% of the revenue and 36% of the unit volume.
This product category can be characterized by much higher unit volumes and lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. To the extent these categories do not grow over time in absolute terms, or if the Company is not able to meet demand for higher unit volumes, it could have a material adverse effect on the Company's operating results. There can be no assurance that the new products for 2002 will be qualified by all the OEMs, or that they will successfully compete, or be accepted by the market, or otherwise be able to effectively replace the volume of revenue and/or income from the older products.

   The Company also believes that in addition to the factors described above, price reductions for all of its products may affect revenues in the future. The Company has made and may in the future make price reductions for its products in order to drive demand and remain competitive. Depending upon the price-elasticity of demand for the Company's products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company's revenues and profits. If the Company is not able to compensate for lower gross margins that may result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the Company's revenue in the future depends more upon sales of products with relatively lower gross margins than the Company obtained in 2001 (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

   Shipments by geographic area for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                         % change
                                                                        ---------
                                      Years ended December 31,          2001  2000
                              ----------------------------------------  over  over
                                  2001          2000          1999      2000  1999
                              ------------  ------------  ------------  ----  ----
                                                 (In thousands)
North America................ $256,781  50% $291,679  50% $277,997  49% (12)%   5 %
Europe.......................  181,605  35%  191,403  32%  182,602  32%  (5)%   5 %
Japan........................   61,459  12%   85,983  15%   90,781  16% (29)%  (5)%
Rest of World................   17,763   3%   19,384   3%   19,372   3%  (8)%   0 %
                              -------- ---  -------- ---  -------- ---
                              $517,608 100% $588,449 100% $570,572 100% (12)%   3 %
                              ======== ===  ======== ===  ======== ===

   The decrease in revenue between 2000 and 2001stems from increasing sales of low end products as well as the continuing difficult economic times across all regions, particularly in Japan. Deteriorating worldwide economic conditions may continue to have an adverse impact on the Company's results of operations in the future.

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

   Substantially all of the revenue for the last three years was attributable to sales of products through the Company's OEM channels with such partners as Canon, Epson, Fuji-Xerox, IBM, Hewlett-Packard, Kodak/Danka Business Systems, Konica, Lanier, Minolta, Oce, Ricoh, Sharp, Xerox and others. During 2001, the Company has continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with OEM partners. The Company relied on four OEM customers, Canon, Xerox, Minolta and Ricoh in aggregate for 79%, 76%, and 75% of its revenue for 2001, 2000 and 1999, respectively. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant negative impact on its consolidated financial position and results of operations. In addition, no assurance can be given that the Company's relationships with these OEM partners will continue.

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

  Gross Margins

   The Company's gross margin was 45%, 47% and 49% for 2001, 2000 and 1999 respectively. The decrease in gross margin from 47% to 45% from 2000 to 2001 and from 49% to 47% from 1999 to 2000 was primarily due to a higher mix of low-end products with relatively lower margins and the volatile components market.

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

   In addition to the factors affecting revenue described above, the Company expects to be subject to pressures to reduce prices, and as a result, gross margins for all of its products may be lower and therefore the Company's current gross margins may be volatile.

  Operating Expenses

   Operating expenses decreased by 7% in 2001 over 2000 and increased by 34% in 2000 over 1999. Operating expenses as a percentage of revenue amounted to 37%, 35%, and 27% for 2001, 2000 and 1999, respectively. Operating expenses in absolute dollars decreased $3.1 million before the amortization of goodwill and other acquisition-related charges in 2001 compared to 2000, the result of management's focus on reducing expenses during a difficult business climate. There was an increase of $29.2 million in 2000 compared to 1999, primarily caused by costs associated with the development and introduction of new products and the hiring of additional full time employees to support the growing business (a net increase of 137 people at December 31, 2000 over December 31, 1999).

   Operating expenses for 2001 included approximately $12.3 million for the amortization of goodwill and other intangibles. In 2000 the Company included in operating expenses $23.6 million of acquisition related costs and the amortization of goodwill and other intangibles from the acquisition of Splash. In 1999 the Company incurred non-recurring expenses of $1.4 million of merger-related expenses associated with the merger of MGI and $1.8 million of expense associated with the Company's move to central facilities in Foster City, of which approximately $0.2 million related to cost of revenue.

   The Company anticipates that operating expenses may increase both in absolute dollars and as a percentage of revenue.

   The components of operating expenses are detailed below.

  Research and Development

   Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $98.1 million or 19% of revenue in 2001 compared to $94.1 million or 16% of revenue in 2000 and $75.0 million or 13% of revenue in 1999. The year over year increase in research and development expenses was mainly due to an increase in research and development projects. The majority of the 26% increase in research and development expenses in 2000 compared to 1999 was due to a 23% growth in engineering headcount. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and product development efforts. Accordingly, the Company expects that its research and development expenses may increase in absolute dollars and also as a percentage of revenue.

  Sales and Marketing

   Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for 2001 were $56.8 million or 11% of revenue compared to $64.5 million or 11% of revenue in 2000 and $59.4 million or 11% in 1999. Sales and marketing expenses have been maintained at 11% of revenue through controlled spending. The increase in desktop and embedded product sales has contributed to the reduction in marketing expenses, as the OEM's require less support from the Company for these products.

   The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, and launch new products. This expected increase might not proportionally increase with increases in volume if the Company's sales continue to gravitate toward desktop and embedded products which require less marketing support from the Company.

  General and Administrative

   General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $25.5 million or 5% of revenue in 2001, compared to $24.8 million or 4% of revenue in 2000 and $18.4 million or 3% of revenue in 1999. General and administrative expenses have increased as a percentage of total revenue and in absolute dollars over the three year period ended 2001. The increases in 2001 over 2000 and in 2000 over 1999 were primarily due to the increase in headcount to support the needs of the growing Company's operations, including a business development department, a Dutch transaction processing center, and a ERP implementation team. The Company expects that its general and administrative expenses may continue to increase in absolute dollars and possibly also as a percentage of revenue in order to support the Company's efforts to grow its business.

  Amortization of goodwill and acquisition-related charges

   Amortization of goodwill and other intangibles was $12.3 million or 2% of revenue in 2001 and $3.3 million or less than 1% of revenue for 2000. Acquisition-related charges in 2000 were $20.3 million, or 3% of revenue. At December 31, 2001 the unamortized portion of goodwill and other intangibles totaled $62.9 million and was being amortized over estimated lives ranging from 4 to 7 years. SFAS No. 142, issued in

July, 2001, requires, among other things, the discontinuance of goodwill amortization for fiscal years beginning after March 15, 2001. Upon adoption of the standard, we will cease amortizing goodwill. During the twelve months ended December 31, 2001 goodwill amortization expense totaled $7.6 million. Net unamortized goodwill at December 31, 2001 was $42.4 million. Net intangible assets totaling $1.5 million will require reclassification to goodwill as of January 1, 2002 as a result of the adoption of SFAS No. 142. Any adjustments as a result of the initial implementation of SFAS No. 142 impairment tests will be recorded as a cumulative effect of change in accounting principle effective January 1, 2002.

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

  Other Income

   Other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income of $17.5 million in 2001 decreased by 19% from $21.6 million in 2000. Other income of $21.6 million in 2000 increased by 33% from $16.3 million in 1999. The decrease in 2001 from 2000 is due mainly to a lower return on investments as a result of lower market interest rates in 2001 compared to 2000. The increase in 2000 from 1999 is due to an increase in the average investment balance as well as more favorable market interest rates in 2000 compared to 1999.

  Income Taxes

   The Company's effective tax rate was 35.5% in 2001, 40.8% in 2000 and 33% in 1999. In each of these years the Company benefited from tax-exempt interest income, a foreign sales corporation, and the utilization of the research and development credits. The Company's effective tax rate for 2001 and 2000 was adversely impacted by charges associated with the acquisition of Splash (in process research and development and amortization of intangible assets in 2000 and amortization of intangible assets in 2001). Excluding the impact of the Splash acquisition related charges, the Company's effective tax rate for 2001 and 2000 was 33%. The Company currently estimates that its actual tax rate for 2002, will be approximately 30%.

Stock Option Repricing

   During the fourth quarter of 2001, the Company authorized the implementation of an option exchange program pursuant to which our current employees would have the opportunity to exchange their outstanding options to purchase shares of our common stock for new stock option grants to be made to them at a later date. Outstanding stock options granted between December 1, 1999 and May 31, 2000 under our 1990 Plan or our 1999 Plan will be exchanged for new replacement options to be granted under our 1999 Plan during the second quarter of 2002. The number of shares of Common Stock subject to each new option will be equal to two-thirds of the number of shares of Common Stock subject to the tendered option. Options for approximately 2,590,825 shares of common stock were eligible for participation in the option exchange program. At the conclusion of the option exchange program on October 12, 2001, the Company accepted for exchange and cancelled options to purchase an aggregate of 2,500,143 shares of our common stock. As a result, we expect to issue new replacement options to purchase approximately 1,666,762 shares of common stock in 2002 in exchange for those cancelled options. However, no replacement options will be granted to any employee whose options were cancelled pursuant to the option exchange program, unless that individual continues in our employ through the grant date of the replacement option.

Recent Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142 the Company will cease to amortize approximately $62.9 million of goodwill. During 2001 the Company recorded approximately
$7.6 million of goodwill amortization and would have recorded approximately $7.6 million of goodwill amortization during 2002. In addition the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

    1. The fair value of our reporting units will be compared to the carrying value, including goodwill, of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, step 2 will be performed. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

    2. An allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities will be performed. This will derive an implied fair value for the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill with the carrying amount of reporting unit's goodwill will then be compared and if the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss will be recognized for the excess.

   We expect to complete this review during the first half of 2002. We do not expect to record an impairment charge upon completion of the initial review. However, there can be no assurance that at the time the review is completed a material impairment charge may not be recorded

   On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 will have a material effect on its consolidated financial statements, when it is adopted in 2002.

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments increased by $97.6 million to $451.2 million as of December 31, 2001, from $353.6 million as of December 31, 2000. Working capital increased by $48.1 million to $438.0 million as of December 31, 2001, up from $389.9 million as of December 31, 2000.

   Net cash provided by operating activities was $126.4 million, $76.5 million and $131.5 million in 2001, 2000 and 1999, respectively. Cash provided by operating activities increased in 2001 as a result of a decrease in inventories and accounts receivable from customers and subcontract manufacturers and an increase in income taxes payable, offset with a decrease in accounts payable and accrued liabilities.

   The Company has continued to invest cash in short-term investments, mainly municipal securities. Purchases in excess of sales of short-term investments were $8.3 million in 2001 and $38.0 million in 1999, while sales in excess of purchases were $57.5 million in 2000. The Company's capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company's operations. The Company purchased approximately $14.5 million, $15.5 million and $15.6 million of such equipment and furniture during 2001, 2000 and 1999, respectively. The Company purchased land and facilities in Minnesota for approximately $4.8 million and incurred $7.1 million in land improvements at its Foster City campus during 2001. During 2000 the Company invested $83.8 million, net of cash received, in the acquisition of Splash.

   Net cash provided by financing activities of $13.9 million in 2001 were primarily the result of exercises of common stock options and the tax benefits to the Company associated with those exercises. Net cash used in financing activities of $82.5 million in 2000 was primarily the difference between the $100.0 million used to repurchase common stock and the cash received from exercises of common stock options, net of the tax benefits associated with the exercises. Net cash provided by financing activities of $26.7 million in 1999 were primarily the result of exercises of common stock options and the tax benefits to the Company associated with those exercises. Net cash provided by financing activities in 2001, 1999 and 1999 includes approximately
$3.1 million, $0.8 million and $0.9 million of cash used to repay long-term obligations.

   We do not have significant long term debt outstanding. Future payments due under lease obligations as of December 31, 2001 (in thousands):

                                                Non-Cancelable
                                                  Operating
                                                    Leases
                                                --------------
                  2002.........................    $ 3,268
                  2003.........................      2,997
                  2004.........................      2,318
                  2005.........................      1,161
                  2006.........................      1,027
                  2007 and thereafter..........         --
                                                   -------
                                                   $10,771
                                                   =======

  Off-Balance Sheet Financing--Synthetic Lease Arrangement

   In 1997, the Company began development of a corporate campus on a 35-acre parcel of land in Foster City, California. During 1997 and 1999 the Company spent approximately $27.3 million on the land and associated improvement costs. In addition to purchasing the land, the Company entered into an agreement ("1997 Lease") to lease a ten-story 295,000 square foot building to be constructed on the site. The lessor of the building funded $56.8 million for the construction of the building. In July 1999 the Company completed construction of the building and began making rent payments. Also in conjunction with the lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years. If the Company does not renew the building lease, the ground lease converts to a market rate.

   In December 1999 the Company entered into a second agreement ("1999 Lease" and together with the 1997 Lease, the "Leases") to lease a maximum of 543,000 square feet of additional facilities, to be constructed adjacent to the first building discussed above. As of December 31, 2001 the lessor has funded $38.3 million of a maximum commitment of $137.0 million for the construction of the facilities, with the portion of the committed amount actually used for construction to be determined by the Company. Rent obligations for the building, which will begin in January 2002, will bear a direct relationship to the carrying cost of the commitments drawn down. Construction of the first of the additional facilities began in January 2000 and was completed in December 2001. Further construction of additional facilities has been halted for the time being. On January 18, 2002, the Company relinquished $93.9 million of the original loan commitment back to the Lender. The total funding received under the 1999 Lease at the time of relinquishment was $43.1 million. In connection with the lease, the Company entered into a lease of the related parcels of land in Foster City to the lessor of the buildings at a nominal rate and for a term of 30 years. If the Company does not renew the building lease, the ground lease converts to a market rate.

   Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of the their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased building at the end of the lease term. The Company is liable to the lessor for the total amount financed if it defaults on its covenants ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). During the term of the leases the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral ($72.0 million at December 31, 2001) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease ($40.1 million at December 31, 2001) may be invested by the Company in certain securities, however the funds are restricted as to withdrawal at all times. The Company is treated as owner of these buildings for income tax purposes.

  Derivatives

   We conduct our operations globally, however, our transactions are primarily conducted using the United States Dollar. We enter into a limited number of forward foreign exchange contracts in order to hedge the currency fluctuations between the Company and its Japanese subsidiary. No forward foreign exchange contracts were outstanding at December 31, 2001. We do not use any derivatives for trading or speculative purposes.

  Euro


   On January 1, 1999, the "Euro" was introduced. On that day, the exchange ratios of the currencies of the eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The Euro became a currency in its own right and the currencies of the participating countries, while continuing to exist for a three-year transition period, are now fixed denominations of the Euro. The conversion to the Euro will have significant effects on the foreign exchange markets and bond markets and is requiring significant changes in the operations and systems within the European banking industry. Our information system is designed to accommodate multi-currency environments. As a result, we have the flexibility to transact business with vendors and customers in either Euro or traditional national currency units.

  Financial Risk Management

   The following discussion about our risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

   As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures related to non U.S. dollar-denominated sales in Japan and operating expenses in Japan and the Netherlands. At the present time, we do not hedge against these currency exposures.

   We maintain investment portfolio holdings of various issuers, types and maturities, typically US Treasury securities and municipal bonds. These securities are classified as available-for-sale, and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). These securities are not leveraged and are held for purposes other than trading.

   We also maintain minority investments in private companies. These investments are reviewed for other than temporary declines in value on an annual basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance or operating model and changes in market conditions. As of December 31, 2001, the minority venture investments we continue to hold totaled $0.4 million at estimated fair value. During 2001, we recorded a $0.2 million impairment charge in connection with these investments.

   The Company's inventory consists primarily of memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing the Company's products. Should the Company decide to purchase components and do its own manufacturing, or should it become necessary for the Company to purchase and sell components other than the processors, ASICs or memory subsystems for its contract manufacturers, inventory balances and potentially fixed assets would increase significantly, thereby reducing the Company's available cash resources. Further, the inventory the Company carries could become obsolete, thereby negatively impacting the Company's consolidated financial position and results of operations. The Company is also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on its consolidated financial position and results of operations if such supply were reduced or not available.

   The Company may be required to compensate its sub-contract manufacturers for components purchased for orders subsequently cancelled by the Company. The Company periodically reviews the potential liability and the adequacy of the related reserve. The Company's consolidated financial position and results of operations could be negatively impacted if the Company were required to compensate the sub-contract manufacturers in amounts in excess of the accrued liability.

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

   Splash, along with former Splash officers were named in class action lawsuits filed in the United States District Court for the Northern District of California. The lawsuits are related to a decline in Splash's stock price during 1997. The Company became successor to the lawsuits when it acquired Splash in October 2001. The Company believes the lawsuits are without merit and intends to contest them vigorously, but there can be no assurance that if damages are ultimately awarded against the Company, the litigation will not adversely affect the Company's results of operations. See Item 3 "Legal proceedings."

   In December 2001, Mr. Jan R. Coyle threatened to sue the Company and its customers for infringing a purported soon to be issued patent and for misappropriating trade secrets. The Company believes that Mr. Coyle's threats are without merit and that it has no liability under any claims Mr. Coyle could bring. The Company has sought declaratory relief as well as an injunction against Mr. Coyle. See Item 3 "Legal proceedings."

   The Company believes that its existing capital resources, together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 2002.

Factors That Could Adversely Affect Performance

   Our performance may be adversely affected by the following factors:

  We rely on sales to a relatively small number of OEM partners, and the loss of any of these customers could substantially decrease our revenues

   Because we sell our products primarily to our OEM partners, we rely on high sales volumes to a relatively small number of customers. We expect that we will continue to depend on these OEM partners for a significant portion of our revenues. If we lose an important OEM or we are unable to recruit additional OEMs, our revenues may be materially and adversely affected. We cannot assure you that our major customers will continue to purchase our products at current levels or that they will continue to purchase our products at all. In addition, our results of operations could be adversely affected by a decline in demand for copiers or laser printers, other factors affecting our major customers, in particular, or the computer industry in general. Xerox, our second largest customer, has in the past experienced serious financial difficulties in their business. If Xerox continues to face such difficulties, our short-term revenues and profitability could be materially and adversely affected through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to Xerox products.

   We rely upon our OEM partners to develop new products, applications and product enhancements in a timely and cost-effective manner. Our continued success depends upon the ability of these OEMs to meet changing customer needs and respond to emerging industry standards and other technological changes. However, we cannot assure you that our OEMs will effectively meet these technological changes. These OEMs, who are not within our control, may incorporate into their products the technologies of other companies in addition to, or instead of our products. These OEMs may introduce and support products that are not compatible with our products. We rely on these OEMs to market our products with their products, and if these OEMs do not effectively market our products our sales revenue may be materially and adversely affected. With the exception of certain minimum purchase obligations, these OEMs are not obligated to purchase products from us. We cannot assure you that our OEMs will continue to carry our products.

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

   We must continue to make significant investments in research and development in order to enhance performance and functionality of our products, including product lines different than our Fiery, Splash and EDOX servers and embedded controllers. We cannot assure you that we will successfully identify new product opportunities, develop and introduce new products to market in a timely manner, and achieve market acceptance of our products. Also, if we decide to develop new products, our research and development expenses may increase in the short term without a corresponding increase in revenue. Finally, we cannot assure you that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

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

  If the demand for products that enable color printing of digital data continues to decrease, our sales revenue may decrease

   Our products are primarily targeted at enabling the printing of digital data. If demand for this service continues to decline, or if the demand for our OEMs specific printers or copiers for which our products are designed should continue to decline, our sales revenue may be adversely affected. Although demand for networked printers and copiers had increased in recent years, demand for networked printers and copiers decreased in 2001 due to the global economic downtown and we cannot assure you that demand will level off or increase in the future, nor can we assure you that the demand will level off or increase for the specific OEM printers and copiers that utilize our products. We sell products that are large capital expenditures as well as discretionary purchase items for our customers. In difficult economic times spending on information technology is often decreased. As our products are of a more discretionary nature than many other technology products, we may be more adversely impacted by deteriorating general economic conditions than other technology firms. We are subject to economic sensitivity that could harm our results of operations.We believe that demand for our products may also be affected by a variety of economic conditions and considerations, and we cannot assure you that demand for our products or our customers' products will continue or improve from current levels.

  If we enter new markets or distribution channels this could result in decreased revenues or higher operating expenses

   We continue to explore opportunities to develop product lines different from our current servers and embedded controllers, such as our new line of graphics arts software products, Velocity software products, eBeam, and PrintMe Networks. We expect to invest funds to develop new distribution and marketing channels for these and additional new products and services. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services. In addition, even if we are able to introduce new products or services, the lack of marketplace acceptability of these new products or services may adversely impact the Company's operating results.

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

   Many of our OEM partners themselves internally develop and sell products that compete directly with our current products. These OEMs may be able to develop similar products that are compatible with their own products more quickly than we can. These OEMs have chosen to market their own products, even if these products are technologically inferior, have lower performance or cost more. We cannot assure you that we will be able to continue to successfully compete against similar products developed internally by our OEMs or against their financial and other resources. If we cannot compete successfully against our OEMs' internally developed products, our business may be harmed.

  If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion

   We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals. We are headquartered in the Silicon Valley where competition among companies to hire engineering and technical professionals may be intense. In times of professional labor shortages, it may be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees. If we cannot successfully hire and retain employees, we may not be able to develop products timely or to meet demand for our products in a timely fashion and our results of operations may be adversely impacted.

  Our operating results may fluctuate based upon many factors, which could adversely affect our stock price

   We expect our stock price to vary with our operating results and, consequently, such fluctuations could adversely affect our stock price. Operating results may fluctuate due to:

  .   varying demand for our products;

  .   success and timing of new product introductions;

  . changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;

  .   price reductions by us and our competitors;

  .   delay, cancellation or rescheduling of orders;

  .   product performance;

  . availability of key components, including possible delays in deliveries from suppliers;

  .   the status of our relationships with our OEM partners;

  .   the performance of third-party manufacturers;

  .   the status of our relationships with our key suppliers;

  .   the financial and operational condition of OEM partners and key suppliers;

  .   potential excess or shortage of skilled employees;

  .   competition from OEMs;

  .   changes in product mix; and

  .   general economic conditions.

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

   We attempt to hire additional employees to match growth in projected demand for our products. In 2001, our headcount increased by 38 people. If actual demand is lower than our projections, we likely will have hired too many employees and we may therefore incur expenses that we need not have incurred and our financial results may be lower. If we project a lower demand than materializes, we likely will have hired too few employees and we may not therefore be able to meet demand for our products and our sales revenue may be lower. If we cannot successfully manage our growth, our results of operations may be harmed.

  The value of our investment portfolio will decrease if interest rates increase

   We have an investment portfolio of mainly fixed income securities classified as available-for-sale securities. As a result, our investment portfolio is subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure to interest rate risk by in securities with maturities of less than 3 years. We may be unable to successfully limit our risk to interest rate fluctuations and this may cause our investment portfolio to decrease in value.

  Our stock price has been and may continue to be volatile

   Our common stock, and the stock market generally, have from time to time experienced significant price and volume fluctuations. The market prices for securities of technology companies have been especially volatile, and fluctuations in the stock market are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. Our common stock price may also be affected by the factors discussed in this section as well as:

  . Fluctuations in our results of operations, revenues or earnings or those of our competitors;

  . Failure of results of operations, revenues or earnings to meet the expectations of stock market analysts and investors;

  .   Changes in stock market analysts' recommendations regarding us;

  .   Real or perceived technological advances by our competitors;

  . Political or economic instability in regions where our products are sold or used;

  .   General market and economic conditions; and

  .   Changes in accounting standards.

  We face risks from our international operations and from currency fluctuations

   Approximately 50% of our revenue from the sale of products for the twelve month periods ended December 31, 2001 and December 31, 2000, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

   We believe that economic conditions in other parts of the world may also limit demand for our products. The move to a single European currency, the Euro, and the resulting central bank management of interest rates to maintain fixed currency exchange rates among the member nations may lead to economic conditions which adversely impact sales of our products.

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

  We face risks from third party claims of infringement and potential litigation

   Third parties have claimed in the past and may claim in the future that our products infringe, or may infringe, their proprietary rights. Such claims could result in lengthy and expensive litigation. Such claims and any related litigation, whether or not we are successful in the litigation, could result in substantial costs and diversion of our resources. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we cannot assure you that any such licenses could be obtained on acceptable terms, if at all. See "Legal Proceedings."

  Our products may contain defects which are not discovered until after shipping

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

  Seasonal purchasing patterns of our OEM customers have historically caused lower fourth quarter revenue, which may negatively impact the stock price

   Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the past, our fiscal fourth quarter (the quarter ending December 31) results have been adversely affected because some or all of our OEM customers wanted to decrease, or otherwise delay, fourth quarter orders. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM partners focus on training of their sales forces. The primary reasons for this seasonal pattern are:

  . Our OEM partners have historically sought to minimize year-end inventory investment (including the reduction in demand following introductory "channel fill" purchases);

  .   The timing of new product releases and training by our OEM partners; and

  . Certain of our OEM partners typically achieve their yearly sales targets before year end and consequently delay further purchases into the next fiscal year (we do not know when our partners reach these sales targets as they generally do not share them with us).

   As a result of these factors, we believe that period to period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. We anticipate that future operating results may fluctuate significantly due to the continuation or changes in this seasonal demand pattern.

  We may make acquisitions and acquisitions involve numerous financial risks

   We seek to develop new technologies and products from both internal and external sources. As part of this effort, we may make, and have in the past made, acquisitions of other companies or other companies' assets. Acquisitions involve numerous risks, including the following:

  .   Difficulties in integration of operations, technologies, or products;

  . Risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

  .   Possible write-downs of impaired assets; and

  .   Potential loss of key employees of the acquired company.

   Mergers and acquisitions of companies are inherently risky, and we cannot assure you that our previous or future acquisitions will be successful and will not harm our business, operating results, financial condition, or stock price.

  We may incur losses on our equity investments.

   We created a fund to invest, either directly or through outside funds, in the equity securities of privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We have already recognized investment losses and could lose part of or our entire investment in the future.

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

  We are dependent on sub-contractors to manufacture and deliver products to our customers

   We subcontract with other companies to manufacture our products. We rely on the ability of our subcontractors to produce products to be sold to our customers, and while we closely monitor our subcontractors performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. We also can not assure you that difficulties experienced by our subcontractors, such as interruptions in a subcontractor's ability to make or ship our products, or fix quality assurance problems, would not harm our business, operating results, or financial condition. If we decide to change subcontractors we could experience delays in setting up new subcontractors which would result in delay in delivery of our products.

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

  We have recently implemented a new Enterprise Resource Planning System

   The Company has recently implemented a new corporate wide enterprise resource planning ("ERP") system to replace its current system. The Company continues to pursue deployment of new modules for additional business purposes. The implementation of a new ERP system requires full commitment of management and the dedication and utilization of significant internal as well as external resources in managing the project, process redesigns, system integration and employee training. Historically, many companies have experienced difficulties in implementing ERP systems. These difficulties include cost overruns, push-outs of implementation deadlines, process and operations bottlenecks, failure to execute operating plans, including revenue impairment due to inability to ship products, and abandonment of the effort altogether. The Company must effectively manage its planning and execution of the implementation of the system and the training of personnel throughout the Company. There can be no assurance that we will be able to effectively manage these. Any failure to effectively manage the Company's efforts or process and operations designs and other difficulties we face in implementing the ERP system would adversely affect the Company's financial condition and results of operations.

  We face decreased revenues in light of ongoing economic uncertainty

   The revenue growth and profitability of our business depends significantly on the overall demand for products that enable printing of digital data. Softening demand for these products caused by ongoing economic uncertainty and recession in the United States and other regions where we conduct business has resulted, and may further result, in decreased revenues, earnings levels or growth rates or inventory write downs. The United States and global economy, and particularly the markets for our products have weakened substantially over the past year and market conditions continue to be challenging. This has resulted in individuals and companies delaying or reducing expenditures, such as for information technology. Further delays or reductions in information technology spending will have a material adverse effect on demand for our products and services, and consequently on our business, operating results, financial condition, prospects and stock price.

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

  Foreign Exchange Contracts

   During 2001 the Company utilized forward foreign exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The transactions hedged were intercompany accounts receivable and payable between the Company and its Japanese subsidiary. The periods of the forward foreign exchange contracts correspond to the reporting periods of the hedged transactions. Foreign exchange gains and losses on intercompany balances and the offsetting losses and gains on forward foreign exchange contracts are reflected in the income statement. The Company had no forward foreign exchange contracts outstanding as of December 31, 2001.

  Interest Rate Risk

   The fair value of the Company's cash portfolio at December 31, 2001, approximated carrying value. Market risk was estimated as the potential decrease in fair value resulting from an instantaneous hypothetical 100 basis-point increase in interest rates for any debt instruments in the Company's investment portfolio. As of December 31, 2001, the Company's cash equivalents and short-term investment portfolio includes debt securities of $285.0 million subject to interest rate risk. A 100 basis-point increase in market interest rates would result in a decrease of fair value of approximately $2.8 million.

   The fair value of the Company's long-term debt, including current maturities, was estimated to be $0.3 million as of December 31, 2001, and equaled the carrying value. The Company's long-term debt requires interest payments based on a variable rate and therefore its fair value is not subject to interest rate risk.

Item 8:  Financial Statements and Supplementary Data

                         ELECTRONICS FOR IMAGING, INC.

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                                  December 31,
                                                                               ------------------
                                                                                 2001      2000
                                                                               --------  --------
Assets
Current assets:
   Cash and cash equivalents.................................................. $190,816  $102,804
   Short-term investments.....................................................  260,391   250,799
   Accounts receivable, net...................................................   53,966    72,006
   Inventories................................................................    9,297    27,076
   Other current assets.......................................................   19,639    43,166
                                                                               --------  --------
       Total current assets...................................................  534,109   495,851
                                                                               --------  --------
Property and equipment, net...................................................   55,046    51,456
Restricted investments........................................................   40,135    14,134
Other assets..................................................................   73,697    92,949
                                                                               --------  --------
       Total assets........................................................... $702,987  $654,390
                                                                               ========  ========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable........................................................... $ 21,616  $ 49,252
   Accrued and other liabilities..............................................   46,036    50,483
   Income taxes payable.......................................................   28,437     6,199
                                                                               --------  --------
       Total current liabilities..............................................   96,089   105,934
                                                                               --------  --------
Long-term obligations, less current portion...................................      331     3,140

Commitments and Contingencies (Note 6)
Stockholders' equity:
 Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and
   outstanding................................................................       --        --
 Common stock, $.01 par value; 150,000,000 shares authorized; 53,878,256 and
   52,685,593 shares issued and outstanding, respectively.....................      583       575
Additional paid-in capital....................................................  261,703   240,199
Treasury stock, at cost, 4,477,500 shares.....................................  (99,959)  (99,959)
Accumulated other comprehensive income........................................    1,219       420
Retained earnings.............................................................  443,021   404,081
                                                                               --------  --------
       Total stockholders' equity.............................................  606,567   545,316
                                                                               --------  --------
          Total liabilities and stockholders' equity.......................... $702,987  $654,390
                                                                               ========  ========

         See accompanying notes to consolidated financial statements.

                         ELECTRONICS FOR IMAGING, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)

                                                     Years ended December 31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
Revenue........................................... $517,608  $588,449  $570,752
Cost of revenue...................................  282,113   311,152   290,636
                                                   --------  --------  --------
   Gross profit...................................  235,495   277,297   280,116
                                                   --------  --------  --------
Operating expenses:
   Research and development.......................   98,116    94,097    74,971
   Sales and marketing............................   56,767    64,526    59,373
   General and administrative.....................   25,456    24,784    18,403
   Amortization of goodwill and other
     acquisition-related charges..................   12,255    23,621        --
   Merger related expenses........................       --        --     1,422
                                                   --------  --------  --------
                                                    192,594   207,028   154,169
                                                   --------  --------  --------
Income from operations............................   42,901    70,269   125,947
                                                   --------  --------  --------
Other income, net.................................   17,471    21,550    16,250
                                                   --------  --------  --------
Income before income taxes........................   60,372    91,819   142,197
Provision for income taxes........................  (21,432)  (37,461)  (46,914)
                                                   --------  --------  --------
Net income........................................ $ 38,940  $ 54,358  $ 95,283
                                                   ========  ========  ========
Net income per basic common share................. $   0.73  $   0.99  $   1.74
                                                   ========  ========  ========
Shares used in per-share calculation..............   53,468    54,649    54,853
                                                   ========  ========  ========
Net income per diluted common share............... $   0.71  $   0.97  $   1.67
                                                   ========  ========  ========
Shares used in per-share calculation..............   54,605    55,983    56,963
                                                   ========  ========  ========

         See accompanying notes to consolidated financial statements.

                         ELECTRONICS FOR IMAGING, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common Stock  Additional               Other                  Total
                                     -------------  Paid-in   Treasury  Comprehensive Retained Stockholders'
                                     Shares Amount  Capital    Stock    Income (Loss) Earnings    Equity
                                     ------ ------ ---------- --------  ------------- -------- -------------
                                                                 (in thousands)
Balances as of December 31, 1998.... 53,984  $540   $153,899  $     --     $ (199)    $254,440   $408,680
                                     ------  ----   --------  --------     ------     --------   --------
Comprehensive income................
 Net income.........................                                                    95,283     95,283
 Functional currency adjustment.....                                           71                      71
 Market valuation on short-term
   investments......................                                         (644)                   (644)
                                                                           ------     --------   --------
Comprehensive income................                                         (573)      95,283     94,710
Exercise of common stock options....  1,738    17     27,573                                       27,590
Tax benefit related to stock plans..                  20,207                                       20,207
                                     ------  ----   --------  --------     ------     --------   --------
Balances as of December 31, 1999.... 55,722   557    201,679        --       (772)     349,723    551,187
                                     ------  ----   --------  --------     ------     --------   --------
Comprehensive income................
 Net income.........................                                                    54,358     54,358
 Functional currency adjustment.....                                          (96)                    (96)
 Market valuation on short-term
   investments......................                                        1,288                   1,288
                                                                           ------     --------   --------
Comprehensive income................                                        1,192       54,358     55,550
Exercise of common stock options....  1,441    18     18,294        --                             18,312
Tax benefit related to stock plans..                  14,271                                       14,271
Fair value of stock options assumed.                   5,955                                        5,955
Repurchase of common stock--(held in
  treasury).........................                           (99,959)                           (99,959)
                                     ------  ----   --------  --------     ------     --------   --------
Balances as of December 31, 2000.... 57,163   575    240,199   (99,959)       420      404,081    545,316
                                     ------  ----   --------  --------     ------     --------   --------
Comprehensive income................
 Net income.........................                                                    38,940     38,940
 Functional currency adjustment.....                                         (103)                   (103)
 Market valuation on short-term
   investments......................                                          902                     902
                                                                           ------     --------   --------
Comprehensive income................                                          799       38,940     39,739
Exercise of common stock options....    975     7     13,082                                       13,089
Stock issued pursuant to ESPP.......    218     1      3,923                                        3,924
Tax benefit related to stock plans..                   4,499                                        4,499
                                     ------  ----   --------  --------     ------     --------   --------
Balances as of December 31, 2001.... 58,356  $583   $261,703  $(99,959)    $1,219     $443,021   $606,567
                                     ======  ====   ========  ========     ======     ========   ========

         See accompanying notes to consolidated financial statements.

                         ELECTRONICS FOR IMAGING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years ended December 31,
                                                                               --------------------------------
                                                                                 2001       2000        1999
                                                                               --------  -----------  ---------
                                                                                        (In thousands)
Cash flows from operating activities:
   Net income................................................................. $ 38,940  $    54,358  $  95,283
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization..........................................   28,012       18,461     14,464
       Purchased in-process research & development............................       --       20,300         --
       Deferred taxes.........................................................   10,139       (3,039)   (13,304)
       Change in reserve for bad debts........................................      386          988       (431)
       Other..................................................................     (126)          96         71
       Changes in operating assets and liabilities:
          Accounts receivable.................................................   17,654       10,196    (21,813)
          Inventories.........................................................   17,779      (10,305)     4,607
          Receivable from subcontract manufacturers...........................   15,861      (11,022)      (407)
          Other current assets................................................    2,937       (3,965)     2,245
          Accounts payable and accrued liabilities............................  (31,759)        (887)    13,988
          Income taxes payable................................................   26,738        1,354     36,806
                                                                               --------  -----------  ---------
              Net cash provided by operating activities.......................  126,561       76,535    131,509
                                                                               --------  -----------  ---------
Cash flows from investing activities:
   Purchases of short-term investments........................................  (62,928)  (1,134,284)  (132,188)
   Sales/maturities of short-term investments.................................   54,592    1,191,777     94,171
   Net purchases of restricted investments....................................  (26,171)     (14,134)        --
   Investment in property and equipment, net..................................  (19,347)     (15,510)   (15,622)
   Business acquired, net of cash received....................................       --      (83,769)        --
   Receipt or sale of other assets............................................    1,427          825        347
                                                                               --------  -----------  ---------
              Net cash used for investing activities..........................  (52,427)     (55,095)   (53,292)
                                                                               --------  -----------  ---------
Cash flows from financing activities:
   Repayment of long-term obligations.........................................   (3,135)        (813)      (892)
   Issuance of common stock...................................................   17,013       18,312     27,590
   Repurchase of common stock.................................................       --      (99,959)        --
                                                                               --------  -----------  ---------
              Net cash provided by (used for) financing activities............   13,878      (82,460)    26,698
                                                                               --------  -----------  ---------
Increase (decrease) in cash and cash equivalents..............................   88,012      (61,020)   104,915
Cash and cash equivalents at beginning of year................................  102,804      163,824     58,909
                                                                               --------  -----------  ---------
Cash and cash equivalents at end of year...................................... $190,816  $   102,804  $ 163,824
                                                                               ========  ===========  =========
Supplemental disclosures of cash flow information:
   Cash paid for interest..................................................... $    207  $       355  $     303
   Cash paid (refunded) for income taxes......................................  (16,809)      40,984     22,591
                                                                               ========  ===========  =========

         See accompanying notes to consolidated financial statements.

                         ELECTRONICS FOR IMAGING, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  The Company and Its Significant Accounting Policies

The Company and Its Business

   Electronics for Imaging, Inc., a Delaware corporation (the "Company"), through its subsidiaries, designs and markets products that support color and black-and-white printing on a variety of peripheral devices. Its products incorporate hardware and software technologies that transform digital copiers and printers from many leading copier manufacturers into fast, high-quality networked printers. The Company's products include stand-alone servers, which are connected to digital copiers and other peripheral devices, and controllers, which are embedded in digital copiers and desktop color laser printers. The Company operates primarily in one industry and sells its products primarily to original equipment manufacturers in North America, Europe and Japan. Substantially all of the Company's revenue to date has resulted from the sale of print servers and controllers.

Significant Accounting Policies

  Basis of Presentation

   The accompanying combined consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

  Revenue Recognition

   Revenue is recognized when the product is shipped, provided price is fixed, no significant obligations remain and collectibility is reasonably probable. Provisions for estimated warranty costs and potential sales returns are recorded when revenue is recognized.

  Fair Value of Financial Instruments

   The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable, long-term investments, accounts payable, accrued liabilities and bonds payable as presented in the financial statements, approximate fair value based on the nature of these instruments and prevailing interest rates.

  Concentration of Credit Risk

   The Company is exposed to credit risk in the event of default by any of its customers to the extent of amounts recorded on the consolidated balance sheet. Approximately 79% of the Company's revenues are derived from four customers. The Company performs ongoing evaluations of the collectibility of the accounts receivable balances for its customers and maintains reserves for estimated credit losses; actual losses have been within management's expectations.

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

   The Company considers all highly liquid investments, generally with a maturity of three months or less at the time of purchase, to be cash equivalents. The cost of these investments has generally approximated fair value. Marketable investments are classified as available-for-sale or hold-to-maturity. Available-for-sale are stated at

                         ELECTRONICS FOR IMAGING, INC.

fair value with unrealized gains and losses reported as a separate component of stockholders' equity, net of deferred income taxes. Hold-to-maturity securities are stated at amortized cost. Hold-to-maturity securities collateralize certain lease obligations. Realized gains and losses on sales of investments are included in other income.

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

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of the standard, we will cease amortizing goodwill. During the twelve months ended December 31, 2001 goodwill amortization expense totaled
$7.6 million. Net unamortized goodwill at December 31, 2001 was $42.4 million. Net intangible assets totaling $1.5 million will require reclassification to goodwill as of January 1, 2002 as a result of the adoption of SFAS No. 142.

  Income Taxes

   The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Under SFAS 109, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The company has provided US taxes on non-US income to the extent these earnings are not permanently reinvested.

  Foreign Currency Translation

   The functional currency for all of the Company's foreign operations, except for Japan, is the U.S. dollar. The functional currency for Japan is the Japanese Yen. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income. Where the Japanese Yen is the functional currency, translation

                         ELECTRONICS FOR IMAGING, INC.

adjustments are recorded as a separate component of Stockholders' Equity. Foreign currency translation and transaction gains and losses have not been significant in any period presented.

  Accounting for Derivative Instruments and Risk Management

   The Company operates internationally, giving rise to exposure to market risk from changes in foreign exchange rates. Derivative financial instruments are used by the Company to reduce those risks. The Company does not hold or issue financial or derivative financial instruments for trading or speculative purposes. The magnitude and volume of such transactions were not material for the periods presented. No forward foreign exchange contracts were outstanding as of December 31, 2001.

   In June 1999, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133". SFAS 133, as amended by SFAS 137, is effective for fiscal quarters and fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001 and the adoption of this pronouncement has not had a material impact on the Company's financial position and results of operations.

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

  Comprehensive Income

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Comprehensive income has been presented as part of the Consolidated Statements of Stockholder' Equity. Accumulated other comprehensive income (losses), as presented in the accompanying consolidated balance sheets, consists of the net unrealized gains (losses) on available-for-sale investments, net of tax, and the cumulative translation adjustment recorded by its Japanese subsidiary.

                         ELECTRONICS FOR IMAGING, INC.

  FAS 144

   On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS No. 144 will have a material effect on our consolidated financial statements.

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

                                                               (in thousands)
                                                               --------------
   Fair value of assets acquired and liabilities assumed......    $ 59,885
   In-process research and development........................      20,300
   Developed technology.......................................      18,500
   Workforce-in-place.........................................       2,200
   Trademarks and trade names.................................       5,500
   Goodwill...................................................      53,275
                                                                  --------
                                                                  $159,660
                                                                  ========

                         ELECTRONICS FOR IMAGING, INC.

   Valuation of the intangible assets acquired was determined by an independent third-party appraiser and consists of developed technology, trademarks and trade names, and workforce-in-place. The amount allocated to the purchased in-process research and development ("IPR&D") was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The percentage of completion for such products was estimated to range from 50% to 90%. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value at rates ranging from 25% to 30%. The excess of the purchase price over tangible and identifiable intangible assets acquired and liabilities assumed has been recorded as goodwill. The developed technology, trademarks and trade names, workforce-in-place and goodwill are being amortized over estimated useful lives ranging from 4 to 7 years.

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

                                                                 Years Ended
                                                                December 31,
                                                            ---------------------
                                                               2000       1999
                                                             --------   --------
                                                            (in thousands, except
                                                               per share data)
Revenue.................................................... $640,096   $640,760
Net income................................................. $ 55,192   $ 85,901
Basic earnings per common share............................ $   1.01   $   1.57
Diluted earnings per common share.......................... $   0.99   $   1.51

   The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at the beginning of the period presented.

                         ELECTRONICS FOR IMAGING, INC.

Note 3:  Balance Sheet Components

                                                               December 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                              (In thousands)
Accounts receivable:
Accounts receivable........................................ $ 55,597  $ 74,436
Less reserves and allowances...............................   (1,631)   (2,430)
                                                            --------  --------
                                                            $ 53,966  $ 72,006
                                                            ========  ========
Inventories:
Raw materials.............................................. $  6,670  $ 25,928
Work in process............................................       --        --
Finished goods.............................................    2,627     1,148
                                                            --------  --------
                                                            $  9,297  $ 27,076
                                                            ========  ========
Other current assets:
Receivable from subcontract manufacturers.................. $  3,050  $ 18,911
Deferred income taxes, current portion.....................   12,966    17,695
Other......................................................    3,623     6,560
                                                            --------  --------
                                                            $ 19,639  $ 43,166
                                                            ========  ========
Property and equipment:
Land, building and improvements............................ $ 38,661  $ 28,930
Equipment and purchased software...........................   43,539    70,413
Furniture and leasehold improvements.......................   11,972    16,354
                                                            --------  --------
                                                              94,172   115,697
Less accumulated depreciation and amortization.............  (39,126)  (64,241)
                                                            --------  --------
                                                            $ 55,046  $ 51,456
                                                            ========  ========
Other assets:
Deferred income taxes, non-current portion................. $  9,621  $ 15,031
Goodwill...................................................   51,963    53,406
Other intangibles..........................................   26,200    29,432
Accumulated amortization of goodwill and intangibles.......  (15,302)   (6,560)
Other......................................................    1,215     1,640
                                                            --------  --------
                                                            $ 73,697  $ 92,949
                                                            ========  ========
Accrued and other liabilities:
Accrued compensation and benefits.......................... $ 17,451  $ 15,019
Accrued product-related obligations........................   12,108    13,427
Accrued royalty payments...................................    6,660     8,564
Other accrued liabilities..................................    9,817    13,473
                                                            --------  --------
                                                            $ 46,036  $ 50,483
                                                            ========  ========

                         ELECTRONICS FOR IMAGING, INC.

Note 4:  Short-term and Restricted Investments

   The following tables summarize the Company's available-for-sale securities:

                                                    Gross      Gross
                                        Amortized Unrealized Unrealized
December 31, 2001                         Cost      Gains      Losses   Fair Value
-----------------                       --------- ---------- ---------- ----------
                                                      (In thousands)
Municipal Securities................... $248,955    $2,441       --      $251,396
U.S. Government Securities.............    9,050         6      (61)        8,995
                                        --------    ------      ---      --------
Total short-term....................... $258,005    $2,447      (61)     $260,391
                                        ========    ======      ===      ========

                                                    Gross      Gross
                                        Amortized Unrealized Unrealized
December 31, 2000                         Cost      Gains      Losses   Fair Value
-----------------                       --------- ---------- ---------- ----------
                                                      (In thousands)
Municipal Securities................... $254,060     $782        --      $254,842
U.S. Government Securities.............    9,911      180        --        10,091
                                        --------     ----        --      --------
Total short-term....................... $263,971     $962        --      $264,933
                                        ========     ====        ==      ========

   The following table summarizes the maturities of the available-for-sale investment securities as of December 31, 2001:

                                                            Amortized Cost Fair Value
                                                            -------------- ----------
                                                                 (In thousands)
Less than one year.........................................    $107,527     $108,262
Due in 1-2 years...........................................      92,793       94,305
Due in 2-3 years...........................................      57,685       57,824
                                                               --------     --------
   Total short-term and restricted investments.............    $258,005     $260,391
                                                               ========     ========

   The following tables summarize the Company's hold-to-maturity securities:

December 31, 2001                                                     Amortized Cost
-----------------                                                     --------------
                                                                      (In thousands)
U.S. Government Securities...........................................     40,135

   The following table summarizes the maturities of the securities as of December 31, 2001:

                                                                      Amortized Cost
                                                                      --------------
                                                                      (In thousands)
Less than one year...................................................    $ 6,585
Due in 1-2 years.....................................................     33,550
                                                                         -------
Total short-term and restricted investments..........................    $40,135
                                                                         =======

   In connection with its building lease arrangements, the Company has pledged $112.1 million of securities at December 31, 2001. (See Note 6 for more details.)

                         ELECTRONICS FOR IMAGING, INC.

Note 5:  Long-Term Debt

   Long Term Debt consists of amounts due to the City of Foster City for certain bonds assumed by the Company during the purchase of land (see Note 6). The bonds payable are reduced by an assessment based on usage, made by the City of Foster City, and vary from year to year. The total amount due on the bonds at December 31, 2001 was $0.3 million.

Note 6:  Commitments and Contingencies

  Leases

  Off-Balance Sheet Financing--Synthetic Lease Arrangement

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

   In December 1999 the Company entered into a second agreement ("1999 Lease" and together with the 1997 Lease, the "Leases") to lease a maximum of 543,000 square feet of additional facilities, to be constructed adjacent to the first building discussed above. As of December 31, 2001 the lessor has funded $38.3 million of a maximum commitment of $137.0 million for the construction of the facilities, with the portion of the committed amount actually used for construction to be determined by the Company. Rent obligations for the building, which will begin in January 2002, will bear a direct relationship to the carrying cost of the commitments drawn down. Construction of the first of the additional facilities began in January 2000 and was completed in December 2001. Further construction of additional facilities has been halted for the time being. On January 18, 2002, the Company relinquished $93.9 million of the original loan commitment. The total funding received under the 1999 Lease at the time of relinquishment was $43.1 million. In connection with the lease, the Company entered into a lease of the related parcels of land in Foster City to the lessor of the buildings at a nominal rate and for a term of 30 years. If the Company does not renew the building lease, the ground lease converts to a market rate.

   Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased building at the end of the lease term. The Company is liable to the lessor for the full purchase amount of the buildings if it defaults on its covenants ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). During the terms of the Leases the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral ($72.0 million at December 31, 2001) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease ($40.1 million at December 31, 2001) may be invested by the Company in certain securities, however the funds are restricted as to withdrawal at all times.

   The Company is treated as the owner of these buildings for federal income tax purposes.

   The Company also leases office facilities in various locations in the United States and overseas for periods ranging from two to five years, expiring between May 2002 and August 2005.

                         ELECTRONICS FOR IMAGING, INC.

   The following summarizes the future minimum lease payment under the non-cancelable operating leases:

   Fiscal Year                                                 (In thousands)
   -----------                                                 --------------
   2002.......................................................    $ 3,268
   2003.......................................................      2,997
   2004.......................................................      2,318
   2005.......................................................      1,161
   2006.......................................................      1,027
   Thereafter.................................................         --
                                                                  -------
      Total...................................................    $10,771
                                                                  =======

--------
Note: Lease obligation related to the principal corporate facility is estimated and is based on current market interest rates (LIBOR) and based on collateralized assumptions.

   Rental expense amounted to approximately $5.6 million, $6.7 million, and $6.6 million for the fiscal years ended 2001, 2000 and 1999, respectively.

  Purchase Commitments

   The Company sub-contracts with other companies to manufacture its products. During the normal course of business the sub-contractors procure components based upon orders placed by the Company. If the Company cancels all or part of the order, they may still be liable to the sub-contractors for the cost of the components purchased by the sub-contractors for placement in its products.

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

   On August 31, 2000, after the announcement of the merger agreement between Splash and the Company, a class action lawsuit was filed against Splash and its directors. The Plaintiffs, Splash and the Company agreed to enter into a settlement agreement that would resolve all outstanding disputes and dismiss the case with prejudice. On November 30, 2001, the Court approved the settlement and signed the Final Judgment and Order of Dismissal. The Company and Splash deny any wrongdoing whatsoever, but agreed to the settlement to eliminate the burden and expense of further litigation.

   Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly requested that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle

                         ELECTRONICS FOR IMAGING, INC.

threatened to sue the Company and all of its customers for infringing a purportedly soon to be issued patent and for misappropriating his trade secrets. The Company believes that Mr. Coyle's threats are without merit and that it has no liability under claims threatened by Mr. Coyle. On December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, seeking a declaration from the court that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, and that it has not infringed any patent claims or misappropriated any trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also seeks an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets.

   In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company's business or financial condition

Note 7:  Income Taxes

   The provision (benefit) for income taxes is summarized as follows:

                                                    Years Ended December 31,
                                                   --------------------------
                                                    2001     2000      1999
                                                   -------  -------  --------
                                                         (In thousands)
 Current:
    U.S. Federal.................................. $ 6,150  $34,451  $ 51,085
    State.........................................   1,096    4,197     8,044
    Foreign.......................................   4,047    1,852     1,463
                                                   -------  -------  --------
        Total current.............................  11,293   40,500    60,592
 Deferred:
    U.S. Federal..................................  13,092   (2,469)  (13,265)
    State.........................................  (2,950)    (549)     (408)
    Foreign.......................................      (3)     (21)       (5)
                                                   -------  -------  --------
        Total deferred............................  10,139   (3,039)  (13,678)
                                                   -------  -------  --------
        Total provision for income taxes.......... $21,432  $37,461  $ 46,914
                                                   =======  =======  ========

   The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

                                                                December 31,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
                                                               (In thousands)
  Inventory reserves......................................... $ 4,611  $ 7,209
  Other reserves and accruals................................   1,487    4,155
  Accrued compensation and benefits..........................   1,818      318
  Amortization of intangibles................................   2,039    1,276
  Deferred tax on intercompany transactions..................   7,914   10,117
  Unremitted earnings of foreign subsidiaries................  (7,812)      --
  Net operating loss carryforwards...........................   2,133    4,847
  Tax credit carryforwards...................................   6,326      964
  Manufacturing reserves.....................................   2,314    1,873
  Other......................................................   1,757    1,967
                                                              -------  -------
  Total deferred tax assets.................................. $22,587  $32,726
                                                              =======  =======

                         ELECTRONICS FOR IMAGING, INC.

   A reconciliation between the income tax provision computed at the federal statutory rate and the actual tax provision is as follows:

                                                  Years Ended December 31,
                                        -------------------------------------------
                                             2001           2000           1999
                                        -------------  -------------  -------------
                                           $      %       $      %       $      %
                                        -------  ----  -------  ----  -------  ----
                                                       (In thousands)
Tax expense at federal statutory rate.. $21,130  35.0  $32,137  35.0  $49,769  35.0
State income taxes, net of federal
  benefit..............................   1,732   2.9    4,798   5.2    5,502   3.9
Tax-exempt interest income.............  (3,364) (5.6)  (4,480) (4.9)  (3,601) (2.5)
Research and development credits.......  (2,521) (4.2)  (3,934) (4.3)  (2,725) (1.9)
FSC benefit............................     (63) (0.1)  (2,148) (2.3)  (3,360) (2.4)
Foreign rate differential..............   2,755   4.6    2,546   2.8       --    --
In-process technology and amortization
  of goodwill..........................   2,372   3.9    7,698   8.4       --    --
Other..................................    (609) (1.0)     844   0.9    1,329   0.9
                                        -------  ----  -------  ----  -------  ----
                                        $21,432  35.5  $37,461  40.8  $46,914  33.0
                                        =======  ====  =======  ====  =======  ====

   Income before income taxes includes $35.5 million, $0.3 million and $2.0 million of income relating to non-U.S. operations for 2001, 2000 and 1999, respectively.

   The company has approximately $6.1 million and $8.2 million of loss and credit carryforwards at December 31, 2001. These losses and credits will expire between 2004 and 2019.

Note 8:  Earnings Per Share

   The following table presents a reconciliation of basic and diluted earnings per share for the three years in the period ended December 31, 2001:

                                                     Years Ended December 31,
                                                     ------------------------
                                                       2001    2000    1999
                                                     -------  ------- -------
                                                      (In thousands, except
                                                         per share data)
   Net income available to common shareholders...... $38,940  $54,358 $95,283
                                                     =======  ======= =======
   Shares
      Basic shares..................................  53,468   54,649  54,853
      Effect of Dilutive Securities.................   1,137    1,334   2,110
                                                     -------  ------- -------
   Diluted shares...................................  54,605   55,983  56,963
                                                     =======  ======= =======
   Earnings per common share
      Basic EPS..................................... $  0.73  $  0.99 $  1.74
      Diluted EPS................................... $  0.71  $  0.97 $  1.67

   Options to purchase 5,715,912, 4,729,988, and 349,791 shares of common stock outstanding as of December 31, 2001, 2000, and 1999, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the years then ended.

                         ELECTRONICS FOR IMAGING, INC.

Note 9:  Employee Benefit Plans

  Stock Option Plans

   As of December 31, 2001, the Company has six stock-based compensation plans, described below. The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for options granted in 2001, 2000 and 1999 under the Company's option plans been determined based on the fair value at the grant dates as prescribed by SFAS 123, the Company's net income and pro forma net income per share would have been as follows:

                                                      Years Ended December 31,
                                                      ------------------------
                                                        2001    2000    1999
                                                      -------  ------- -------
                                                       (In thousands, except
                                                         per share amounts)
  Net income............................. As reported $38,940  $54,358 $95,283
                                          Pro forma   $20,276  $ 4,266 $61,410

  Earnings per basic common share........ As reported $  0.73  $  0.99 $  1.74
                                          Pro forma   $  0.38  $  0.08 $  1.12

  Earnings per diluted common share...... As reported $  0.71  $  0.97 $  1.67
                                          Pro forma   $  0.37  $  0.08 $  1.08

   The Company has five stock option plans: the 1989 Stock Plan (a "Predecessor Plan"), the 1990 Stock Plan (a "Predecessor Plan"), the MGI 1985 Nonqualified Stock Option Plan (a "Predecessor Plan"), the Splash 1996 Stock Option Plan (a "Predecessor Plan") and the 1999 Equity Incentive Plan (a "Stock Plan"). The Company does not grant any options under the Predecessor Plans, however all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants. Under the Stock Plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are granted periodically throughout the year and generally vest ratably over two to four years. At December 31, 2001, approximately 4.5 million shares were available for future grants to employees, directors or consultants.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, the attribution method with respect to graded vesting and the following weighted-average assumptions:

                                                  Years Ended December 31,
                                        -------------------------------------------
Black Scholes Assumptions & Fair Value      2001           2000           1999
--------------------------------------  -------------  -------------  -------------
Expected Volatility....................     67.6%          88.0%          76.3%
Dividend Yield.........................      0.0%           0.0%           0.0%
Risk Free Interest Rate................ 2.28% to 4.60% 4.91% to 5.11% 5.95% to 6.44%
Weighted Average Expected Option Term..   4.0 years      4.0 years      4.5 years
Weighted Average Fair Value of Options
  Granted..............................     $11.46         $21.96         $19.35

                         ELECTRONICS FOR IMAGING, INC.

   A summary of the status of the Company's stock option activity is presented below:

                                           Years Ended December 31,
                              --------------------------------------------------
                                    2001             2000             1999
                              ---------------- ---------------- ----------------
                                      Average          Average          Average
(In thousands, except                 Exercise         Exercise         Exercise
exercise price)               Shares   Price   Shares   Price   Shares   Price
---------------------         ------  -------- ------  -------- ------  --------
Beginning of Year............ 12,903   $28.31   7,335   $27.73   6,734   $21.04
Granted......................  1,344    16.86   9,045    27.92   2,955    36.81
Exercised....................   (975)   14.88  (1,441)   12.60  (1,738)   16.06
Forfeited.................... (3,896)   40.57  (2,036)   35.63    (616)   31.09
                              ------   ------  ------   ------  ------   ------
End of Year..................  9,376   $22.96  12,903   $28.31   7,335   $27.73
                              ======   ======  ======   ======  ======   ======

   The following table summarizes information about stock options outstanding at December 31, 2001:

                             Options Outstanding                   Options Exercisable
                 -------------------------------------------- -----------------------------
Range of             Number     Weighted Avg.  Weighted Avg.      Number     Weighted Avg.
Exercise Prices   Outstanding   Remaining Life Exercise Price  Exercisable   Exercise Price
---------------  -------------- -------------- -------------- -------------- --------------
                 (in thousands)                               (in thousands)
$0.20 to $11.94        406           6.26          $ 8.83           209          $ 5.94
$11.95 to $12.81     2,296           8.66          $12.81           533          $12.80
$12.82 to $14.95       976           8.26          $13.83           271          $13.89
$14.96 to $21.38     1,028           7.75          $18.37           497          $16.87
$21.39 to $22.31     1,368           8.48          $22.30           787          $22.31
$22.32 to $25.63       683           6.27          $24.79           448          $25.53
$25.64 to $33.81     1,396           7.16          $33.51           901          $33.58
$33.82 to $51.41       972           6.42          $44.51           778          $45.04
$51.41 to $57.75       245           6.41          $53.75           206          $53.50
$59.88 to $59.88         6           7.68          $59.88             3          $59.88
                     -----           ----          ------         -----          ------
$0.01 to $59.88      9,376           7.70          $23.08         4,633          $27.13
                     =====                                        =====

  Stock Option Repricing

   During the four quarter of 2001, the Company authorized the implementation of an option exchange program pursuant to which our current employees would have the opportunity to exchange their outstanding options to purchase shares of our common stock for new stock option grants to be made to them at a later date. Outstanding stock options granted between December 1, 1999 and May 31, 2000 under our 1990 Plan or our 1999 Plan will be exchanged for new replacement options to be granted under our 1999 Plan during the second quarter of 2002. The number of shares of Common Stock subject to each new option will be equal to two-thirds of the number of shares of Common Stock subject to the tendered option. Options for approximately 2,590,825 shares of common stock were eligible for participation in the option exchange program. At the conclusion of the option exchange program on October 12, 2001, the Company accepted for exchange and cancelled options to purchase an aggregate of 2,500,143 shares of our common stock. As a result, we expect to issue new replacement options to purchase approximately 1,666,762 shares of common stock in 2002 in exchange for those cancelled options. However, no replacement options will be granted to any employee whose options were cancelled pursuant to the option exchange program, unless that individual continues in our employ through the grant date of the replacement option.

                         ELECTRONICS FOR IMAGING, INC.

  Employee Stock Purchase Plan

   In 2001, the Company established an Employee Stock Purchase Plan which allows qualified employees (as defined) to purchase designated shares of the Company's common stock at a price equal to 85% of the closing price on specified dates. The Company has initially authorized 400,000 shares for purchase under this plan, with an additional 0.5% of the common shares outstanding on the first day of each year being automatically added to the shares available for issue under this plan. The Company issued 217,912 shares during 2001 at an average purchase price of $18.02.

  Employee 401(k) Plan

   The Company sponsors a 401(k) Savings Plan (the "401(k) Plan") to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 20% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company currently matches 50 % of the employee contributions, up to a maximum of the first 4% of the employee's compensation contributed to the plan, subject to IRS limitations. The Company match is annually determined by the Board of Directors. All matching contributions vest over four years starting with the hire date of the individual employee. Company matching contributions to the Plan totaled $1.0 million in 2001. The employee and the Company's contributions are cash contributions invested in mutual funds managed by an independent fund manager, or in self-directed retirement plans. The fund manager or the employee may invest in the Company's common stock.

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

   The following is a breakdown of revenues for the years ended December 31, 2001, 2000 and 1999 by product category:

                                                     2001     2000     1999
                                                    Revenue  Revenue  Revenue
                                                    -------- -------- --------
                                                          (In thousands)
  Stand-alone Servers Connecting to Digital Color
    Copiers........................................ $215,155 $268,436 $244,028
  Embedded Desktop Controllers, Bundled Color
    Solutions & Chipset Solutions..................  151,499  129,277  149,899
  Controllers for Digital Black and White Solutions   95,522  130,780  121,071
  Spares, Licensing & Other misc. sources..........   55,432   59,956   55,754
                                                    -------- -------- --------
  Total Revenue.................................... $517,608 $588,449 $570,752
                                                    ======== ======== ========

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

                         ELECTRONICS FOR IMAGING, INC.

   The following is a breakdown of revenues by shipment destination for the years ended 2001, 2000 and 1999, respectively:

                                                     Years ended December 31,
                                                    --------------------------
                                                      2001     2000     1999
                                                    -------- -------- --------
                                                          (In thousands)
  North America.................................... $256,782 $291,679 $277,997
  Europe...........................................  181,605  191,403  182,602
  Japan............................................   61,459   85,983   90,781
  Rest of World....................................   17,762   19,384   19,372
                                                    -------- -------- --------
                                                    $517,608 $588,449 $570,752
                                                    ======== ======== ========

  Information about Major Customers

   Four customers, with total revenues greater than 10%, accounted for approximately 32%, 26%, 11% and 10% of revenue in 2001. Three customers accounted for approximately 36%, 23% and 11% of revenue in 2000. Two customers accounted for 36% and 23% of revenue in 1999. Three customers, with accounts receivable balances greater than 10%, in aggregate accounted for approximately 72%, 79% and 69% of the accounts receivable balance as of December 31 in 2001, 2000 and 1999, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Electronics for Imaging, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Electronics for Imaging, Inc. and its subsidiariesat December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 25, 2002

                 QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
                                  (Unaudited)
                     (In thousands, except per share data)

   The following table presents the Company's operating results for each of the eight quarters in the two-year period ended December 31, 2001. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the notes thereto appearing in this Annual Report. These operating results are not necessarily indicative of the results for any future period.

2001:                                                          Q1       Q2       Q3       Q4
-----                                                       -------- -------- -------- --------
Revenue.................................................... $141,093 $143,936 $127,024 $105,555
Gross profit...............................................   62,748   64,222   58,972   49,551
Income from operations.....................................   11,026   14,132   12,422    5,324
Net income.................................................    9,897   11,664   11,100    6,281
                                                            ======== ======== ======== ========
Net income per basic common share.......................... $   0.19 $   0.22 $   0.21 $   0.11
Net income per diluted common share........................ $   0.18 $   0.21 $   0.20 $   0.11
Revenue by product.........................................
   Stand-alone Servers Connecting to Digital Copiers....... $ 56,824 $ 56,248 $ 50,879 $ 51,203
   Embedded Desktop Controllers, Bundled Color Solutions &
     Chipset Solutions.....................................   30,074   53,930   39,750   27,746
   Controllers for Digital Black and White Solutions.......   40,769   19,718   20,741   14,294
   Spares, Licensing & other misc. sources.................   13,426   14,040   15,654   12,312
                                                            -------- -------- -------- --------
Total revenue.............................................. $141,093 $143,936 $127,024 $105,555
                                                            ======== ======== ======== ========
Shipments by geographic area
   North America........................................... $ 69,457 $ 64,991 $ 67,915 $ 54,420
   Europe..................................................   47,563   58,910   38,609   36,522
   Japan...................................................   19,566   15,260   15,647   10,986
   Rest of World...........................................    4,507    4,775    4,853    3,627
                                                            -------- -------- -------- --------
Total...................................................... $141,093 $143,936 $127,024 $105,555
                                                            ======== ======== ======== ========


2000:                                                          Q1       Q2       Q3       Q4
-----                                                       -------- -------- -------- --------
Revenue.................................................... $151,515 $152,176 $153,182 $131,576
Gross profit...............................................   73,612   72,943   73,499   57,243
Income from operations.....................................   32,444   28,452   24,974  (15,601)
Net income.................................................   25,423   22,832   20,045  (13,942)
                                                            ======== ======== ======== ========
Net income per basic common share.......................... $   0.45 $   0.41 $   0.37 $  (0.26)
Net income per diluted common share........................ $   0.44 $   0.40 $   0.37 $  (0.26)
Revenue by product.........................................
   Stand-alone Servers Connecting to Digital Copiers....... $ 73,747 $ 76,855 $ 67,666 $ 50,168
   Embedded Desktop Controllers, Bundled Color Solutions &
     Chipset Solutions.....................................   33,214   23,783   33,801   38,480
   Controllers for Digital Black and White Solutions.......   26,828   36,823   37,052   30,078
   Spares, Licensing & other misc. sources.................   17,726   14,715   14,663   12,850
                                                            -------- -------- -------- --------
Total revenue.............................................. $151,515 $152,176 $153,182 $131,576
                                                            ======== ======== ======== ========
Shipments by geographic area
   North America........................................... $ 73,935 $ 71,755 $ 79,855 $ 66,134
   Europe..................................................   52,849   57,185   43,496   37,873
   Japan...................................................   18,727   19,354   24,548   23,354
   Rest of World...........................................    6,004    3,882    5,283    4,215
                                                            -------- -------- -------- --------
Total...................................................... $151,515 $152,176 $153,182 $131,576
                                                            ======== ======== ======== ========

                                   PART III

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

Item 10:  Directors and Executive Officers of the Registrant

   Information regarding directors of the Company is incorporated by reference from the information contained under the caption "Election of Directors" in the Company's Proxy Statement for the Company's 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement"). Information regarding current executive officers of the Registrant is incorporated by reference from information contained under the caption "Executive Officers" in the Company's 2002 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2002 Proxy Statement.

Item 11:  Executive Compensation

   The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in the Company's 2002 Proxy Statement.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership" in the Company's 2002 Proxy Statement.

Item 13:  Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference from the information contained under the caption "Related Transactions" in the Company's 2002 Proxy Statement.

                                    PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 10-K.

(a) Documents Filed as Part of Form 10-K

   (1) Index to Financial Statements

       The Financial Statements required by this item are submitted in Item 8 of this report as follows:

       Report of Independent Accountants.
       Consolidated Balance Sheets at December 31, 2001 and 2000
       Consolidated Statements of Income for the three years ended December 31,
         2001
       Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2001
       Consolidated Statements of Cash Flows for the three years ended December
         31, 2001
       Notes to Consolidated Financial Statements

   (2) Index to Financial Statement Schedule

       Schedule II--Valuation and Qualifying Accounts

      Report of Independent Accountants on Financial Statement Schedule

       (All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.)

   (3) Exhibits

Exhibits

Exhibit No.                                         Description
-----------                                         -----------
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

   10.4+    Third Amendment to License Agreement dated June 1, 1992, by and between the Company and the Massachusetts Institute of Technology. (1)

Exhibit No.                                          Description
-----------                                          -----------
  10.5      First Amendment to License Agreement dated November 19, 1990, by and between the Company and the Massachusetts Institute of Technology. (11)

  10.6++    Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the
            Company. (11)

  10.7**    1989 Stock Plan of the Company. (1)

  10.8**    1990 Stock Plan of the Company. (1)

  10.9**    Management Graphics, Inc. 1985 Nonqualified Stock Option Plan. (9)

  10.10**   The 1999 Equity Incentive Plan. (6)

  10.11**   Form of Indemnification Agreement. (1)

  10.12**   Employment Agreement dated March 8, 2000, by and between Fred Rosenzweig and the
            Company. (9)

  10.13**   Employment Agreement dated April 13, 2000, by and between Joseph Cutts and the Company. (3)

  10.14**   Employment Agreement dated March 8, 2000, by and between Guy Gecht and the Company. (9)

  10.15**   Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company's corporate headquarters building to be built in Foster City, California. (4)

  10.16     Lease Financing of Properties Located in Foster City, California, dated as of January 18, 2000 among the Company, Societe Generale Financial Corporation and Societe Generale. (9)

  10.17**   2000 Employee Stock Purchase Plan. (3)

  10.18**   Offer to Exchange dated September 17, 2001. (10)

  10.19**   Splash Technology Holdings, Inc. 1996 Stock Option Plan. (12)

  10.20++   Fourth Amendment to License Agreement dated October 17, 1994, by and between the Company and the Massachusetts Institute of Technology. (11)

  10.21++   Fifth Amendment to License Agreement dated June 1, 2000, by and between the Company and the
            Massachusetts Institute of Technology. (11)

  21.1      List of Subsidiaries.

  23.1      Consent of PricewaterhouseCoopers LLP.

  24.2      Power of Attorney (see signature page).

--------
  ** Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

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

(10) Filed as an exhibit (a) (1) to the Company's Schedule TO-I on September 17, 2001 and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-18805) and incorporated herein by reference.

(12) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-49298) and incorporated herein by reference.

(b) Reports on Form 8-K

   None.

(c) List of Exhibits

   See Item 14 (a).

(d) Consolidated Financial Statement Schedule II for the years ended December 31, 2000, 2000 and 1999, respectively.

   See Page 47 of this Annual Report on Form 10-K.

                         ELECTRONICS FOR IMAGING, INC.

                                  SCHEDULE II

                       Valuation and Qualifying Accounts

                                                  Balance at Charged to Charged to/             Balance
                                                  beginning  costs and  from other              at end
Description                                       of period   expenses   accounts   Deductions of period
-----------                                       ---------- ---------- ----------- ---------- ---------
                                                                      (In thousands)
Year Ended December 31, 2001
Allowance for doubtful accounts and sales-related
  reserves.......................................   $2,430      $386       $ --      $(1,185)   $1,631
                                                    ======      ====       ====      =======    ======

Year Ended December 31, 2000
Allowance for doubtful accounts and sales-related
  reserves.......................................   $1,266      $979       $450(1)   $  (265)   $2,430
                                                    ======      ====       ====      =======    ======

Year Ended December 31, 1999
Allowance for doubtful accounts and sales-related
  reserves.......................................   $1,697      $200       $ --      $  (631)   $1,266
                                                    ======      ====       ====      =======    ======

--------
(1) Bad debt reserve received through acquisition of Splash Technology Holdings, Inc.--$173, and returned goods not previously included in allowance account--$277.

                     Report of Independent Accountants on
                         Financial Statement Schedule

To the Board of Directors and Stockholders of Electronics for Imaging, Inc.

Our audits of the consolidatedfinancial statements referred to in our report dated January 25, 2002 appearing in this Annual Report on Form 10-K of Electronics for Imaging, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 25, 2002

                                  SIGNATURES

   Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2002
                                              ELECTRONICS FOR IMAGING, INC.

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

            Name                          Title                  Date
            ----                          -----                  ----

             /s/              Chief Executive Officer       March 27, 2002
-----------------------------   (Principal Executive
          Guy Gecht             Officer)

             /s/              President and Chief Operating March 27, 2002
-----------------------------   Officer (Principal
       Fred Rosenweig           Operating Officer)

             /s/              Chief Financial Officer and   March 27, 2002
-----------------------------   Corporate Secretary
        Joseph Cutts            (Principal Financial and
                                Accounting Officer)

             /s/              Director                      March 27, 2002
-----------------------------
         Gill Cogan

             /s/              Director                      March 27, 2002
-----------------------------
      Jean-Louis Gassee

             /s/              Director                      March 27, 2002
-----------------------------
         Dan Maydan

             /s/              Director                      March 27, 2002
-----------------------------
      Thomas Unterberg

             /s/              Director                      March 27, 2002
-----------------------------
       James S. Greene

                                 EXHIBIT INDEX

Exhibit No.                                          Description
-----------                                          -----------
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

  10.4+     Third Amendment to License Agreement dated June 1, 1992, by and between the Company and the Massachusetts Institute of Technology. (1)
  10.5      First Amendment to License Agreement dated November 19, 1990, by and between the Company and the Massachusetts Institute of Technology. (11)

  10.6++    Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the
            Company. (11)

  10.7**    1989 Stock Plan of the Company. (1)

  10.8**    1990 Stock Plan of the Company. (1)

  10.9**    Management Graphics, Inc. 1985 Nonqualified Stock Option Plan. (9)

  10.10**   The 1999 Equity Incentive Plan. (6)

  10.11**   Form of Indemnification Agreement. (1)

  10.12**   Employment Agreement dated March 8, 2000, by and between Fred Rosenzweig and the
            Company. (9)

  10.13**   Employment Agreement dated April 13, 2000, by and between Joseph Cutts and the Company. (3)

  10.14**   Employment Agreement dated March 8, 2000, by and between Guy Gecht and the Company. (9)

  10.15**   Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company's corporate headquarters building to be built in Foster City, California. (4)

  10.16     Lease Financing of Properties Located in Foster City, California, dated as of January 18, 2000 among the Company, Societe Generale Financial Corporation and Societe Generale. (9)

  10.17**   2000 Employee Stock Purchase Plan. (3)

  10.18**   Offer to Exchange dated September 17, 2001. (10)

Exhibit No.                                         Description
-----------                                         -----------

  10.19**   Splash Technology Holdings, Inc. 1996 Stock Option Plan. (12)

  10.20++   Fourth Amendment to License Agreement dated October 17, 1994, by and between the Company and the Massachusetts Institute of Technology. (11)

  10.21++   Fifth Amendment to License Agreement dated June 1, 2000, by and between the Company and the
            Massachusetts Institute of Technology. (11)

  21.1      List of Subsidiaries.

  23.1      Consent of PricewaterhouseCoopers LLP.

  24.2      Power of Attorney (see signature page).

--------
  ** Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.

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

(10) Filed as an exhibit (a) (1) to the Company's Schedule TO-I on September 17, 2001 and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-18805) and incorporated herein by reference.

(12) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-49298) and incorporated herein by reference.