Form 10-Q
period 2002-03-31
ELECTRONICS FOR IMAGING INC
filed 2002-05-08
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares of Common Stock outstanding as of Apri1 30, 2002 was 54,207,524.

An Exhibit Index can be found on Page 25.

ELECTRONICS FOR IMAGING, INC.

PART I    Financial Information

Item 1.    Condensed Consolidated Financial Statements

ELECTRONICS FOR IMAGING, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2002	December 31, 2001
	(In thousands, except share and per share amounts)
Assets

Current assets:

Cash and cash equivalents	$158,775	$190,816
Short-term investments	295,625	260,391
Accounts receivable, net	49,503	53,966
Inventories	9,697	9,297
Other current assets	17,634	19,639

Total current assets	531,234	534,109

Property and equipment, net	57,534	55,046
Restricted investments	43,080	40,135
Other assets	72,938	73,697

Total assets	$704,786	$702,987

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$20,710	$21,616
Accrued and other liabilities	42,330	46,036
Income taxes payable	28,864	28,437

Total current liabilities	91,904	96,089

Long-term obligations	331	331
Commitments and contingencies (Note 7)

Stockholder’s equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 authorized; 54,177,577 and 53,878,256 shares issued and outstanding, respectively	586	583
Additional paid-in capital	266,592	261,703
Treasury stock, at cost, 4,477,500 shares	(99,959)	(99,959)
Accumulated other comprehensive income	288	1,219
Retained earnings	445,044	443,021

Total stockholders’ equity	612,551	606,567

Total liabilities and stockholders’ equity	$704,786	$702,987

See accompanying notes to consolidated financial statements.

ELECTRONICS FOR IMAGING, INC.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands, except per share amounts)

Revenue	$82,893	$141,093
Cost of revenue	42,103	78,345

Gross profit	40,790	62,748

Operating expenses:
Research and development	22,403	26,464
Sales and marketing	12,289	15,610
General and administrative	5,425	6,603
Amortization of goodwill and other identified intangibles	1,004	3,045

Total operating expenses	41,121	51,722

Income (loss) from operations	(331)	11,026

Other income, net	3,221	4,318

Income before income taxes	2,890	15,344
Provision for income taxes	867	5,447

Net income	$2,023	$9,897

Net income per basic common share	$0.04	$0.19

Shares used in per-share calculation	54,007	53,009

Net income per diluted common share	$0.04	$0.18

Shares used in per-share calculation	54,949	54,180

See accompanying notes to consolidated financial statements.

ELECTRONICS FOR IMAGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$2,023	$9,897
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,701	7,395
Bad debt reserve	(5)	—
Deferred income tax	(626)	656
Changes in operating assets and liabilities:
Accounts receivable	4,468	(1,993)
Inventories	(400)	(3,962)
Receivable from subcontract manufacturers	741	10,258
Other current assets	1,861	(4,753)
Accounts payable and accrued liabilities	(4,612)	1,203
Income taxes payable	993	4,996

Net cash provided by operating activities	8,144	23,697
Cash flows from investing activities:
Purchases and sales/maturities of short-term investments, net	(36,136)	11,090
Net purchases of restricted investments	(2,945)	(5,462)
Investment in property and equipment, net	(5,185)	(6,162)
Change in other assets	(245)	293

Net cash used for investing activities	(44,511)	(241)
Cash flows from financing activities:
Issuance of common stock	4,326	8,637

Net cash provided by financing activities	4,326	8,637
Increase (decrease) in cash and cash equivalents	(32,041)	32,093
Cash and cash equivalents at beginning of year	190,816	102,804

Cash and cash equivalents at end of period	$158,775	$134,897

See accompanying notes to consolidated financial statements.

ELECTRONICS FOR IMAGING, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the “Company”), as of and for the interim period ended March 31, 2002, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2001, contained in the Company’s Annual Report to Stockholders. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto.

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

The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended March 31, 2002 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2.    Recent Accounting Pronouncements

SFAS 141

In July 2001, FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. We adopted SFAS No. 141 effective January 1, 2002 and believe that the adoption did not have a significant impact on our financial statements.

SFAS 144

On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Our adoption of SFAS No. 144 effective January 1, 2002 did not have a material effect on our consolidated financial statements.

SFAS 142

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. Upon adoption of the standard on January 1, 2002, we ceased amortizing goodwill and reclassified net intangible assets relating to acquired workforce totaling $1.5 million to goodwill.

The provisions of SFAS No. 142 also require periodic testing of goodwill for impairment. A transitional impairment test must be completed within six months of adoption of SFAS No. 142, with any impairments treated as a cumulative effect of change in accounting principle. The Company will complete the transitional impairment test before June 30. 2002, and does not expect to record any impairment.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and workforce amortization, net of the related income tax effect, follows:

	Three months ended March 31,
	2002	2001
	(In thousands, except per share amounts)
Reported net income	$2,023	$9,897
Add: Goodwill amortization	—	1,903
Workforce amortization	—	137
Tax impact	—	(653)

Adjusted net income	$2,023	$11,284

Basic earnings per share:
Reported earnings per share—basic	$0.04	$0.19
Add: Goodwill amortization	—	0.04
Workforce amortization	—	—
Tax impact	—	(0.01)

Adjusted earnings per share—basic	$0.04	$0.22

Diluted earnings per share:
Reported earnings per share—diluted	$0.04	$0.18
Add: Goodwill amortization	—	0.04
Workforce amortization	—	—
Tax impact	—	(0.01)

Adjusted earnings per share—diluted	$0.04	$0.21

3.    Accounting for Derivative Instruments and Hedging

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133 requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. The Company had no such derivative or hedging instruments outstanding as of March 31, 2002.

4.    Earnings Per Share

The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:

	Three Months Ended March 31,
	2002	2001
	(In thousands, except per share amounts, unaudited)
Net income available to common shareholders	$2,023	$9,897
Shares
Basic shares	54,007	53,009
Effect of dilutive securities	942	1,171

Diluted Shares	54,949	54,180

Earnings per common share
Basic EPS	$0.04	$0.19

Diluted EPS	$0.04	$0.18

Options to purchase 4,961,192 and 8,042,142 shares of common stock outstanding as of March 31, 2002 and 2001, were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the periods then ended.

5.    Comprehensive Income

The Company’s comprehensive income, which encompasses net income, market valuation adjustments and currency translation adjustments, is as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands, unaudited)
Net income	$2,023	$9,897
Market valuation of investments	(903)	1,129
Currency translation adjustment	(28)	(72)

Comprehensive Income	$1,092	$10,954

6.    Balance Sheet Components

	March 31, 2002	December 31, 2001
	(In thousands, unaudited)
Accounts receivable:
Accounts receivable	$51,129	$55,597
Less reserves and allowances	(1,626)	(1,631)

	$49,503	$53,966

Inventories:
Raw materials	$6,895	$6,670
Finished goods	2,802	2,627

	$9,697	$9,297

Other current assets:
Receivable from subcontract manufacturers	$2,309	$3,050
Deferred income taxes, current portion	13,592	12,966
Other	1,733	3,623

	$17,634	$19,639

Property and equipment:
Land and land improvements	$32,480	$32,299
Equipment and purchased software	48,493	43,539
Furniture and leasehold improvements	11,995	11,972
Buildings	6,362	6,362

	99,330	94,172
Less accumulated depreciation and amortization	(41,796)	(39,126)

	$57,534	$55,046

	March 31, 2002	December 31, 2001
Other assets:
Deferred income taxes, non-current portion	$9,621	$9,621
Goodwill, net of amortization	43,883	42,371
Other intangibles	24,000	26,200
Accumulated amortization of intangibles	(5,745)	(5,710)
Other	1,179	1,215

	$72,938	$73,697

Accrued and other liabilities:
Accrued compensation and benefits	$10,823	$17,451
Accrued product-related obligations	8,093	12,108
Accrued royalty payments	5,913	6,660
Other accrued liabilities	17,501	9,817

	$42,330	$46,036

7.    Commitments and Contingencies

Off-Balance Sheet Financing—Synthetic Lease Arrangement

In 1997 the Company entered into an agreement (“1997 Lease”) to lease a ten-story 295,000 square foot building on land owned by the Company in Foster City, California. The lessor funded the $56.8 million construction cost of the building which was completed in July 1999. In conjunction with the 1997 Lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years. If the Company does not renew the 1997 Lease, the ground lease converts to a market rate.

In December 1999 the Company entered into a second agreement (“1999 Lease” and together with the 1997 Lease, the “Leases”) to lease additional facilities, to be constructed adjacent to the first building discussed above. A 165,000 square foot building was completed in December 2001 at a cost of $43.1 million. Rent obligations for the building, which began in January 2002, bear a direct relationship to the funded amount. On January 18, 2002, the Company relinquished $93.9 million of the original loan commitment of $137.0 million. In connection with the 1999 Lease, the Company entered into a separate ground lease of the related parcels of land in Foster City with the lessor of the buildings at a nominal rate and for a term of 30 years. If the Company does not renew the 1999 Lease, the ground lease converts to a market rate.

Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of the their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased building at the end of the lease term. The Company is liable to the lessor for the total amount financed if it defaults on its covenants ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). During the term of the leases the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities or interest-bearing accounts, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral ($72.1 million at March 31, 2002) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease ($43.1 million at March 31, 2002) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. The Company is treated as owner of these buildings for income tax purposes.

Purchase Commitments

The Company sub-contracts with other companies to manufacture its products. During the normal course of business the sub-contractors procure components based upon orders placed by the Company. If the Company cancels all or part of the order, they may still be liable to the sub-contractors for the cost of the components purchased by the sub-contractors for placement in its products. The Company periodically reviews the potential liability and the adequacy of the related reserve. The Company’s consolidated financial position and results of operations could be negatively impacted if the Company were required to compensate the sub-contract manufacturers in amounts in excess of the accrued liability.

Legal Proceedings

The Company and certain principal officers and directors were named as defendants in class action complaints filed in both the California Superior Court of the County of San Mateo on December 15, 1997, and the United States District Court for the Northern District of California on December 31, 1997 on behalf of purchasers of the common stock of the Company during the class period from April 10, 1997, through December 11, 1997. On August 30, 2001, the court officially dismissed the complaint filed in the United States District Court for the Northern District of California. The California Superior Court case remains open.

Additionally, in January 1999, two class action complaints were filed, and subsequently consolidated into one case, in the United States District Court for the Northern District of California against Splash Technology Holdings, Inc. (“Splash”), a company acquired by the Company in October 2000, and certain of its officers on behalf of purchasers of the common stock of Splash during the class period from January 7, 1997 through October 13, 1998. The complaints alleged violations of securities laws during the class period. On August 28, 2001, the court granted the Company’s motion to dismiss the complaint with prejudice; the plaintiffs have appealed that ruling. The Company believes these lawsuits are without merit. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly requested that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and all of its customers for infringing a then soon to be issued patent and for misappropriating his trade secrets. On December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, seeking a declaration from the court that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, and that it has not infringed any patent claims or misappropriated any trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California court dismissed Coyle’s complaint. On February 26, 2002, Coyle’s company, J & L Electronics, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law, and related causes of action. The Company denies all of these allegations and management believes this lawsuit is without merit. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company’s business or financial condition.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis and the audited consolidated financial statements of the Company and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Results for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the entire fiscal year ended December 31, 2002. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company’s results, please see the section entitled “Factors that Could Adversely Affect Performance” below and in the Company’s 2001 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Results of Operations

The following tables set forth items in the Company’s consolidated statements of income as a percentage of total revenue for the three months ended March 31, 2002 and 2001 and the percentage change from 2002 over 2001. These operating results are not necessarily indicative of results for any future period.

	Three Months ended March 31,				% change 2002 over 2001
	2002		2001
	$	%	$	%
Revenue	$82,893	100%	$141,093	100%	(41)%
Cost of revenue	42,103	51%	78,345	56%	(46)%

Gross profit	40,790	49%	62,748	44%	(35)%

Research and development	22,403	27%	26,464	19%	(15)%
Sales and marketing	12,289	15%	15,610	11%	(21)%
General and administrative	5,425	7%	6,603	4%	(18)%
Amortization of goodwill and other acquisition-related charges	1,004	1%	3,045	2%	(67)%

Total operating expenses	41,121	50%	51,722	36%	(21)%

Income from operations	(331)	(1)%	11,026	8%	(103)%

Other income, net	3,221	4%	4,318	3%	(25)%

Income before income taxes	2,890	3%	15,344	11%	(81)%
Provision for income taxes	867	1%	5,447	4%	(84)%

Net income	$2,023	2%	$9,897	7%	(80)%

Revenue

Revenue decreased by 41% to $82.9 million in the three-month period ended March 31, 2002, compared to $141.1 million in the three-month period ended March 31, 2001. The corresponding unit volume decreased by 54%. The decrease in revenue both in dollars and in volume is indicative of the economic downturn being experienced worldwide. Companies have reduced their capital budgets, are delaying major purchases, extending leases or are buying lower-priced equipment. Our OEM partners have reduced their workforce and promotional spending resulting in slower sales. The new product cycle has slowed due to both customer product delays and reduced investment by our OEM partners in new product development. In addition, in certain cases our OEM partners have opted to use their own internally developed products as a means of differentiation.

The Company’s revenue is principally derived from four major categories. The first category is made up of stand-alone servers which connect digital color copiers with computer networks. This category includes products such as the Fiery X3, X4, Z4, Z5 and Z18. The second category consists of embedded desktop controllers, bundled color solutions and chipsets primarily for the office market. The third category consists of controllers for digital black and white products. The fourth category consists of spares, licensing of certain products, eBeam and software solutions.

The following is a break-down of categories by revenue, both in terms of absolute dollars and as a percentage (%) of total revenue. Also shown is volume as a percentage (%) of total units shipped by product and by region.

	Three months ended March 31,				% change
	2002		2001
	$	%	$	%
	(in thousands)
Stand-alone Servers Connecting to Digital Color Copiers	$39,649	48%	$56,824	40%	(30)%
Embedded Desktop Controllers, Bundled Color Solutions & Chipset Solutions	21,726	26%	30,074	21%	(28)%
Controllers for Digital Black and White Solutions	11,238	14%	40,769	29%	(72)%
Spares, Licensing & Other misc. sources	10,280	12%	13,426	10%	(23)%

Total Revenue	$82,893	100%	$141,093	100%	(41)%

The category of color stand-alone servers connecting to digital color copiers made up 48% of total revenue and 18% of total unit volume for the three-month period ended March 31, 2002. For the same period a year ago, it made up 40% of total revenue and 10% of total unit volume. During troubled economic times, companies have elected to defer the purchases of equipment, or to purchase models with fewer features. The lack of new product models has also impacted this area, as companies are opting to extend leases rather than purchase newer models.

The category of embedded desktop controllers made up 26% of total revenue and 44% of total unit volume in the first quarter of 2002. It made up 21% of total revenue and 45% of total unit volume in the first quarter of 2001, a decrease in sales of 28% and in volume of 54%. This category comprises the embedded controllers, chipset solutions and software RIPS. In some cases, our OEM partners have opted to pay royalties for chipset designs and manufacture the complete boards themselves, rather than purchase boards manufactured by us. During periods of economic uncertainty, desktop color printing devices are being viewed as a luxury and as such, their sales have declined. This has resulted in a lower revenue per unit, but a higher gross margin percentage and the same absolute gross margin dollars for the chipsets.

The digital black and white controller category made up 14% of total revenue and 34% of total unit volume in the three-month period ended March 31, 2002. In the three-month period ended March 31, 2001, it made up 29% of total revenue and 42% of total unit volume. The decline in this category can be attributed primarily to OEM partners relying increasingly on internally developed products, rather than purchasing products designed by the Company.

To the extent these categories do not grow over time in absolute terms, or if the Company is not able to meet demand for higher unit volumes, it could have a material adverse effect on the Company’s operating results. There can be no assurance that any new products for 2002 will be qualified by all the OEMs, or that they will successfully compete, or be accepted by the market, or otherwise be able to effectively replace the volume of revenue and/or income from the older products.

The Company also believes that in addition to the factors described above, price reductions for all of its products will affect revenues in the future. The Company has previously and may in the future reduce prices for its products. Depending upon the price-elasticity of demand for the Company’s products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company’s revenues and profits. While the Company has managed to improve gross margins over the last year, it may not be able to continue this trend. If the Company is not able to compensate for lower gross margins that result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the Company’s revenue in the future depends more upon sales of products with relatively lower gross margins (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

Shipments by geographic area for the three-month periods ended March 31, 2002 and March 31, 2001 were as follows:

Reflecting the continuing global economic slow-down and uncertainty, shipments to all geographic areas have decreased in the three-month period ended March 31, 2002 compared to the same period a year ago, although the distribution of volume amongst the areas has changed slightly. When comparing revenues, the Americas experienced a decrease of 36%, Europe experienced a decrease of 46%, Japan experienced a decrease of 55% and the Rest of World region experienced a decrease of 13%, for the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001. Continuing negative or worsening worldwide economic conditions may have an adverse impact on the Company’s results of operations in the future.

Shipments to some of the Company’s OEM partners are made to centralized purchasing and manufacturing locations which in turn sell through to other locations, making it difficult to obtain accurate geographic shipment data. Accordingly, the Company believes that export sales of its products into each region may differ from what is reported. The Company expects that export sales will continue to represent a significant portion of its total revenue.

Substantially all of the revenue for the last three years was attributable to sales of products through the Company’s OEM channels with such partners as Canon, Epson, Fuji-Xerox, IBM, Hewlett-Packard, Kodak/Danka Business Systems, Konica, Lanier, Minolta, Océ, Ricoh, Sharp, Xerox and others. During 2002, the Company has continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with OEM partners, as evidenced by the introduction of PrintMe with multiple partners. The Company relied on three OEM customers, Canon Xerox and Minolta for 64% of its revenue in aggregate for the three-month period ended March 31, 2002 and Canon, Xerox and Minolta for 68% of its revenue for the three-month period ended March 31, 2001. No assurance can be given that the Company’s relationships with these OEM partners will continue. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience and has experienced a significant negative impact on its consolidated financial position and results of operations.

The Company continues to work on the development of products utilizing the Fiery, Splash and EDOX architecture and other products and intends to continue to introduce new generations of server and controller products and other new product lines with current and new OEMs in 2002 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.

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

Gross Margins

The Company’s gross margins were 49% and 44% for the three-month periods ended March 31, 2002 and March 31, 2001, respectively. The increase in gross margin was attributable to a change in product mix, with products with lower margins, such as digital black and white controllers, comprising a smaller share of the total sales, as well as reduced manufacturing costs.

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

Operating Expenses

Operating expenses decreased by 21% in the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001. Operating expenses as a percentage of revenue amounted to 50% and 36% for the three-month periods ended March 31, 2002 and March 31, 2001, respectively. Decreases in operating expenses in absolute dollars of $10.6 million, were primarily achieved by controlled spending and the reduction in the amortization of goodwill of approximately $2.0 million. Effective January 1, 2002, the Company adopted FAS 142 and ceased amortizing goodwill.

The Company anticipates that operating expenses should remain relatively stable or increase slightly in absolute dollars and as a percentage of revenue.

The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $22.4 million or 27% of revenue for the three-month period ended March 31, 2002 compared to $26.5 million or 19% of revenue for the three-month period ended March 31, 2001. The 15% decrease in research and development expenses from the prior year first quarter was primarily comprised of reduced personnel expenses, including travel and recruiting expenses, of $2.4 million. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and new product development efforts. Accordingly, the Company expects that its research and development expenses may not decrease in absolute dollars and also as a percentage of revenue in future quarters.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for the three-month period ended March 31, 2002 were $12.3 million or 15% of revenue compared to $15.6 million or 11% of revenue for the three months ended March 31, 2001. The decrease in absolute dollars of $3.3 million is due primarily to decreased promotional expense of $1.2 million and reduced personnel expenses, including travel and recruiting expenses, of $1.2 million. The Company expects that its sales and marketing expenses may increase in absolute dollars as it continues to actively promote its products, introduce new products and services and continue to build its sales and marketing organization, particularly in Europe and Asia Pacific, including Japan. This increase might not proportionally increase with increases in volume if the Company’s sales continue to gravitate toward desktop and embedded products, which require less support from the Company as the OEM partners take over this role, and as the Company grows its software solutions and PrintMe product lines which require more sale and marketing support from the Company.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $5.4 million or 7% of revenue for the three-month period ended March 31, 2002, compared to $6.6 million or 4% of revenue for the three-month period ended March 31, 2001. Decreased employee-related expense, reduced utility expense and decreased building rental expense partially offset by increased consultant costs account for most of the $1.2 million decrease in absolute dollars.

Amortization of Goodwill and Purchased Intangibles

Amortization of purchased intangibles at March 31, 2002 was $1.0 million or 1% of revenue. Amortization of goodwill and other intangibles were $3.0 million or 2% of revenue for the three months ended March 31, 2001. The Company expects amortization of purchased intangibles will continue at $1.0 million per quarter for the remainder of 2002. SFAS No. 142, issued in July, 2001, requires, among other things, the discontinuance of goodwill amortization for fiscal years beginning after March 15, 2001. Upon adoption of the standard in January 2002, the Company ceased amortizing goodwill and began periodic testing of goodwill for impairment. The first test of impairment will be completed in the second quarter of 2002 and the Company does not expect to record any impairment of goodwill upon completion of the test .Net unamortized goodwill at March 31, 2002 was $43.9 million, including acquired workforce assets totaling $1.5 million that were reclassified to goodwill as of January 1, 2002 as a result of the adoption of SFAS No. 142.

Other Income

Other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income of $3.2 million for the three-month period ended March 31, 2002 decreased by 25% from $4.3 million for the three-month period ended March 31, 2001. The decrease is largely the result of the short-term nature of our investments and the fact that reinvestment rates are much lower than the rates on instruments that have reached maturity and are being reinvested.

Income Taxes

The Company’s effective tax rate was 30% for the three-month period ended March 31, 2002 and 35.5% for the three-month period ended March 31, 2001. The rate decreased in 2002 as a result of product sales made by non-US subsidiaries and the elimination of non-deductible goodwill amortization due to the implementation of SFAS 142. In each of these periods, the Company also benefited from tax-exempt interest income and the utilization of research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. The Company currently anticipates that the tax rate for the remainder of 2002 will remain approximately 30%.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased by $3.2 million to $454.4 million as of March 31, 2002, from $451.2 million as of December 31, 2001. Working capital increased by $1.3 million to $439.3 million as of March 31, 2002, up from $438.0 million as of December 31, 2001. These increases are primarily the result of net income, changes in balance sheet components and the exercise of employee stock options.

Net cash provided by operating activities was $8.1 million for the three-month period ended March 31, 2002. The Company invests cash in excess of its operating needs in short-term investments, mainly municipal securities. Purchases in excess of sales of short-term and restricted investments were $39.0 million for the three-month period ended March 31, 2002. Our restricted investments have been moved from short-term securities to a LIBOR-based interest bearing account as part of the completion of construction of the second building under our synthetic lease. The Company’s capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company’s operations. The Company purchased approximately $5.2 million of facilities, equipment and furniture during the three-month period ended March 31, 2002.

Net cash provided by financing activities of $4.3 million in the three-month period ended March 31, 2002, was primarily the result of exercises of common stock options and the tax benefits to the Company associated with those exercises and the issuance of stock under the Company’s Employee Stock Purchase Plan.

Off-Balance Sheet Financing—Synthetic Lease Arrangement

In 1997 the Company entered into an agreement (“1997 Lease”) to lease a ten-story 295,000 square foot building on land owned by the Company in Foster City, California. The lessor funded the $56.8 million construction cost of the building which was completed in July 1999. In conjunction with the 1997 Lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years. If the Company does not renew the 1997 Lease, the ground lease converts to a market rate.

In December 1999 the Company entered into a second agreement (“1999 Lease” and together with the 1997 Lease, the “Leases”) to lease additional facilities, to be constructed adjacent to the first building discussed above. A 165,000 square foot building was completed in December 2001 at a cost of $43.1 million. Rent obligations for the building, which began in January 2002, bear a direct relationship to the funded amount. On January 18, 2002, the Company relinquished $93.9 million of the original loan commitment of $137.0 million. In connection with the 1999 Lease, the Company entered into a separate ground lease of the related parcels of land in Foster City with the lessor of the buildings at a nominal rate and for a term of 30 years. If the Company does not renew the 1999 Lease, the ground lease converts to a market rate.

Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of the their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased building at the end of the lease term. The Company is liable to the lessor for the total amount financed if it defaults on its covenants ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). During the term of the leases the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities or interest-bearing accounts, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral ($72.1 million at March 31, 2002) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease ($43.1 million at March 31, 2002) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. The Company is treated as owner of these buildings for income tax purposes.

Purchase Commitments

The Company sub-contracts with other companies to manufacture its products. During the normal course of business the sub-contractors procure components based upon orders placed by the Company. If the Company cancels all or part of the order, they may still be liable to the sub-contractors for the cost of the components purchased by the sub-contractors for placement in its products. The Company periodically reviews the potential liability and the adequacy of the related reserve. The Company’s consolidated financial position and results of operations could be negatively impacted if the Company were required to compensate the sub-contract manufacturers in amounts in excess of the accrued liability.

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

Legal Proceedings

The Company and certain principal officers and directors were named as defendants in class action complaints filed in both the California Superior Court of the County of San Mateo on December 15, 1997, and the United States District Court for the Northern District of California on December 31, 1997 on behalf of purchasers of the common stock of the Company during the class period from April 10, 1997, through December 11, 1997. On August 30, 2001, the court officially dismissed the complaint filed in the United States District Court for the Northern District of California. The California Superior Court case remains open.

Additionally, in January 1999, two class action complaints were filed, and subsequently consolidated into one case, in the United States District Court for the Northern District of California against Splash and certain of its officers on behalf of purchasers of the common stock of Splash during the class period from January 7, 1997 through October 13, 1998. The complaints alleged violations of securities laws during the class period. On August 28, 2001, the court granted EFI’s motion to dismiss the complaint with prejudice; the plaintiffs have appealed that ruling. The Company believes these lawsuits are without merit. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly requested that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and all of its customers for infringing a then soon to be issued patent and for misappropriating his trade secrets. On December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, seeking a declaration from the court that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, and that it has not infringed any patent claims or misappropriated any trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California court dismissed Coyle’s complaint. On February 26, 2002, Coyle’s company, J & L Electronics, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law, and related causes of action. The Company denies all of these allegations and management believes this lawsuit is without merit. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company’s business or financial condition.

The Company believes that its existing capital resources, together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 2002. If revenues continue to decline, continuing operations might not generate enough cash to fund the Company’s operations and capital requirements. The Company has sufficient cash and short-term investments to fund operating expenses through at least 2003.

Euro Assessment

On January 1, 1999, the “Euro” was introduced. On that day, the exchange ratios of the currencies of the eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The Euro became a currency in its own right and the currencies of the participating countries, while continuing to exist for a three-year transition period, are now fixed denominations of the Euro. The conversion to the Euro will have significant effects on the foreign exchange markets and bond markets and is requiring significant changes in the operations and systems within the European banking industry. Our information system is designed to accommodate multi-currency environments. As a result, we have the flexibility to transact business with vendors and customers in either Euro or traditional national currency units.

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

We rely upon our OEM partners to develop new products, applications and product enhancements in a timely and cost-effective manner. Our continued success depends upon the ability of these OEMs to meet changing customer needs and respond to emerging industry standards and other technological changes. However, we cannot assure you that our OEMs will effectively meet these technological changes. These OEMs, who are not within our control, have incorporated into their products the technologies of other companies in addition to, or instead of our products and may continue to do so in the future. These OEMs may introduce and support products that are not compatible with our products. We rely on these OEMs to market our products with their products, and if these OEMs do not effectively market our products our sales revenue may be materially and adversely affected. With the exception of certain minimum purchase obligations, these OEMs are not obligated to purchase products from us. We cannot assure you that our OEMs will continue to carry our products.

Our OEMs work closely with us to develop products that are specific to each OEM’s copiers and printers. Many of the products we are developing require that we coordinate development, quality testing, marketing and other tasks with our OEMs. We cannot control our OEMs’ development efforts and coordinating with our OEMs may cause delays that we cannot manage by ourselves. In addition, our sales revenue and results of operations may be adversely affected if we cannot meet our OEM’s product needs for their specific copiers and printers, as well as successfully manage the additional engineering and support effort and other risks associated with such a wide range of products.

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

If the demand for products that enable color printing of digital data continues to decrease, our sales revenue may decrease

Our products are primarily targeted at enabling the printing of digital data. If demand for this service continues to decline, or if the demand for our OEMs specific printers or copiers for which our products are designed should continue to decline, our sales revenue may be adversely affected. Although demand for networked printers and copiers had increased in recent years, demand for networked printers and copiers decreased in 2002 due to the global economic downtown and we cannot assure you that demand will level off or increase in the future, nor can we assure you that the demand will level off or increase for the specific OEM printers and copiers that utilize our products. We sell products that are large capital expenditures as well as discretionary purchase items for our customers. In difficult economic times such as we are now experiencing, spending on information technology is often decreased. As our products are of a more discretionary nature than many other technology products, we may be more adversely impacted by deteriorating general economic conditions than other technology firms. We are subject to economic sensitivity that has harmed and could, in the future, harm our results of operations. We believe that demand for our products may also be affected by a variety of economic conditions and considerations, and we cannot assure you that demand for our products or our customers’ products will continue or improve from current levels.

If we enter new markets or distribution channels this could result in decreased revenues or higher operating expenses

We continue to explore opportunities to develop product lines different from our current servers and embedded controllers, such as our new line of graphics arts software products, Velocity software products, eBeam, and PrintMe Networks. We expect to invest funds to develop new distribution and marketing channels for these and additional new products and services. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services. In addition, even if we are able to introduce new products or services, the lack of marketplace acceptability of these new products or services may adversely impact the Company’s operating results.

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

Many of our OEM partners themselves internally develop and sell products that compete directly with our current products. These OEMs may be able to develop more quickly than we can products similar to ours that are compatible with their own products. These OEMs may chose to market their own products, even if these products are technologically inferior, have lower performance or cost more. We cannot assure you that we will be able to successfully compete against similar products developed internally by our OEMs or against their financial and other resources, particularly in the black and white product market. If we cannot compete successfully against our OEMs’ internally developed products, our business may be harmed.

If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion

We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley where competition among companies to hire engineering and technical professionals may be intense. In times of professional labor shortages, it may be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees. If we cannot successfully hire and retain employees, we may not be able to develop products timely or to meet demand for our products in a timely fashion and our results of operations may be adversely impacted.

Our operating results may fluctuate based upon many factors, which could adversely affect our stock price

We expect our stock price to vary with our operating results and, consequently, such fluctuations could adversely affect our stock price. Operating results may fluctuate due to

•	varying demand for our products;

•	success and timing of new product introductions;

•	changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;

•	price reductions by us and our competitors;

•	delay, cancellation or rescheduling of orders;

•	product performance;

•	availability of key components, including possible delays in deliveries from suppliers;

•	the status of our relationships with our OEM partners;

•	the performance of third-party manufacturers;

•	the status of our relationships with our key suppliers;

•	the financial and operational condition of OEM partners and key suppliers;

•	potential excess or shortage of skilled employees;

•	competition from OEMs;

•	changes in product mix; and

•	general economic conditions.

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

We attempt to hire additional employees to match growth in projected demand for our products. If actual demand is lower than our projections as has occurred in the recent past, we may likely will have hired too many employees and we may therefore incur expenses that we need not have incurred and our financial results may be lower. If we project a lower demand than materializes, we likely will have hired too few employees and we may not therefore be able to meet demand for our products and our sales revenue may be lower. If we cannot successfully manage our growth, our results of operations may be harmed.

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

Our stock price has been and may continue to be volatile

Our common stock, and the stock market generally, have from time to time experienced significant price and volume fluctuations. The market prices for securities of technology companies have been especially volatile, and fluctuations in the stock market are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. Our common stock price may also be affected by the factors discussed in this section as well as

•	fluctuations in our results of operations, revenues or earnings or those of our competitors;

•	failure of results of operations, revenues or earnings to meet the expectations of stock market analysts and investors;

•	changes in stock market analysts’ recommendations regarding us;

•	real or perceived technological advances by our competitors;

•	political or economic instability in regions where our products are sold or used;

•	general market and economic conditions; and

•	changes in accounting standards.

We face risks from our international operations and from currency fluctuations

Approximately 47% and 51% of our revenue from the sale of products for the three-month periods ended March 31, 2002 and March 31, 2001, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

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

We face risks from third party claims of infringement and potential litigation

Third parties have claimed in the past and may claim in the future that our products infringe, or may infringe, their proprietary rights. Such claims could result in lengthy and expensive litigation. Such claims and any related litigation, whether or not we are successful in the litigation, could result in substantial costs and diversion of our resources. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we cannot assure you that any such licenses could be obtained on acceptable terms, if at all. See “Legal Proceedings.”

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

Seasonal purchasing patterns of our OEM customers have historically caused lower fourth quarter revenue, which may negatively impact the stock price

Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the past, our fiscal fourth quarter (the quarter ending December 31) results have been adversely affected because some or all of our OEM customers wanted to decrease, or otherwise delay, fourth quarter orders. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM partners focus on training of their sales forces. The primary reasons for this seasonal pattern are:

•	our OEM partners have historically sought to minimize year-end inventory investment (including the reduction in demand following introductory “channel fill” purchases);

•	the timing of new product releases and training by our OEM partners; and

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

We may make acquisitions and acquisitions involve numerous financial risks

We seek to develop new technologies and products from both internal and external sources. As part of this effort, we may make, and have in the past made, acquisitions of other companies or other companies’ assets. Acquisitions involve numerous risks, including the following:

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

We created a fund to invest, either directly or through outside funds, in the equity securities of privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We have already recognized investment losses and could lose part of or all of our entire investment in the future.

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

We have recently implemented a new Enterprise Resource Planning System

The Company has recently implemented a new corporate-wide enterprise resource planning (“ERP”) system to replace its previous system. The Company continues to pursue deployment of new modules for additional business purposes, phased in over an extended period. The implementation of an ERP system requires full commitment of management and the dedication and utilization of significant internal, as well as external, resources in managing the project, process redesigns, system integration and employee training. Historically, many companies have experienced difficulties in implementing ERP systems. These difficulties include cost overruns, push-outs of implementation deadlines, process and operations bottlenecks, failure to execute operating plans, including revenue impairment due to inability to ship products, and abandonment of the effort altogether. The Company must effectively manage its planning and execution of the implementation of the system and the training of personnel throughout the Company. There can be no assurance that we will be able to effectively manage these. Any failure to effectively manage the Company’s efforts or process and operations designs and other difficulties we face in implementing the ERP system would adversely affect the Company’s financial condition and results of operations.

We face decreased revenues in light of ongoing economic uncertainty

The revenue growth and profitability of our business depends significantly on the overall demand for information technology products such as ours that enable printing of digital data. Softening demand for these products caused by ongoing economic uncertainty and recession in the United States and other regions where we conduct business has resulted, and may further result, in decreased revenues, earnings levels or growth rates or inventory write downs. The United States and global economy, and particularly the markets for our products have weakened substantially over the past year and market conditions continue to be challenging. This has resulted in individuals and companies delaying or reducing expenditures, such as for information technology. Further delays or reductions in information technology spending will have a material adverse effect on demand for our products and services, and consequently on our business, operating results, financial condition, prospects and stock price.

Item 3:    Quantita tive and Qualitative Disclosures About Market Risk

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

Foreign Exchange Contracts

In the past the Company has utilized forward foreign exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. The transactions hedged were intercompany accounts receivable and payable between the Company and its Japanese subsidiary. The periods of the forward foreign exchange contracts correspond to the reporting periods of the hedged transactions. Foreign exchange gains and losses on intercompany balances and the offsetting losses and gains on forward foreign exchange contracts are reflected in the income statement. The Company had no forward foreign exchange contracts outstanding as of March 31, 2002.

Interest Rate Risk

The fair value of the Company’s cash portfolio at March 31, 2002, approximated carrying value. Market risk was estimated as the potential decrease in fair value resulting from an instantaneous hypothetical 100 basis-point increase in interest rates for any debt instruments in the Company’s investment portfolio. As of March 31, 2002, the Company’s cash equivalents and short-term investment portfolio includes debt securities of $305.8 million subject to interest rate risk. A 100 basis-point increase in market interest rates would result in a decrease of fair value of approximately $3.0 million.

PART II—Other Information

Item 1.     Legal Proceedings

The information set forth under Note 7 in the notes to the Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2.    Change in Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits*

*  Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 are incorporated herein by reference.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.
Date: May 8, 2002
/s/ GUY GECHT
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

/S/ JOSEPH CUTTS
Joseph Cutts
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX*

No.	Description

*	Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 are incorporated herein by reference.