Form 10-Q
period 2002-06-30
ELECTRONICS FOR IMAGING INC
filed 2002-08-12
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-18805

ELECTRONICS FOR IMAGING, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3086355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Velocity Way, Foster City, CA 94404
(Address of principal executive offices, including zip code)

(650) 357-3500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

The number of shares of Common Stock outstanding as of July 31, 2002 was 54,221,757.

An Exhibit Index can be found on Page 28.

ELECTRONICS FOR IMAGING, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

Electronics for Imaging, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30, 2002	December 31, 2001
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$163,530	$190,816
Short-term investments	295,745	260,391
Accounts receivable, net	51,576	53,966
Inventories	6,737	9,297
Other current assets	19,814	19,639

Total current assets	537,402	534,109
Property and equipment, net	57,260	55,046
Restricted investments	43,080	40,135
Other assets	74,278	73,697

Total assets	$712,020	$702,987

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,400	$21,616
Accrued and other liabilities	42,932	46,036
Income taxes payable	30,654	28,437

Total current liabilities	94,986	96,089
Long-term obligations	307	331
Commitments and contingencies (Note 7)
Stockholder’s equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 authorized; 54,214,787 and 53,878,256 shares issued and outstanding, respectively	587	583
Additional paid-in capital	267,038	261,703
Treasury stock, at cost, 4,477,500 shares	(99,959)	(99,959)
Accumulated other comprehensive income	1,552	1,219
Retained earnings	447,509	443,021

Total stockholders’ equity	616,727	606,567

Total liabilities and stockholders’ equity	$712,020	$702,987

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Revenue	$83,931	$143,936	$166,824	$285,029
Cost of revenue	41,324	79,714	83,427	158,059

Gross profit	42,607	64,222	83,397	126,970

Operating expenses:
Research and development	23,021	25,272	45,424	51,737
Sales and marketing	12,461	15,246	24,750	30,856
General and administrative	5,509	6,483	10,934	13,086
Amortization of goodwill and other identified intangibles	1,098	3,089	2,102	6,134

Total operating expenses	42,089	50,090	83,210	101,813

Income from operations	518	14,132	187	25,157
Other income, net	3,003	3,952	6,224	8,270

Income before income taxes	3,521	18,084	6,411	33,427
Provision for income taxes	1,056	6,420	1,923	11,867

Net income	$2,465	$11,664	$4,488	$21,560

Net income per basic common share	$0.05	$0.22	$0.08	$0.41

Shares used in per-share calculation	54,203	53,401	54,105	53,205

Net income per diluted common share	$0.05	$0.21	$0.08	$0.40

Shares used in per-share calculation	54,748	54,963	54,878	54,581

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$4,488	$21,560
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,441	14,115
Bad debt reserve	(97)	221
Deferred income tax	164	691
Changes in operating assets and liabilities:
Accounts receivable	2,632	9,125
Inventories	2,560	8,834
Receivable from subcontract manufacturers	(838)	10,373
Other current assets	548	1,529
Accounts payable and accrued liabilities	(5,299)	(11,221)
Income taxes payable	3,007	18,836

Net cash provided by operating activities	14,624	74,063

Cash flows from investing activities:
Purchases and sales/maturities of short-term investments, net	(35,040)	31,578
Net purchases of restricted investments	(2,945)	(15,114)
Investment in property and equipment, net	(7,032)	(11,660)
Acquisition of subsidiaries	(1,870)	—
Change in other assets	452	(542)

Net cash provided by (used for) investing activities	(46,435)	4,262

Cash flows from financing activities:
Repayment of long-term obligation	(24)	(159)
Issuance of common stock	4,549	13,192

Net cash provided by financing activities	4,525	13,033

Increase (decrease) in cash and cash equivalents	(27,286)	91,358
Cash and cash equivalents at beginning of year	190,816	102,804

Cash and cash equivalents at end of period	$163,530	$194,162

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Notes to unaudited Consolidated Financial Statements

1.    Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the “Company”), as of and for the interim period ended June 30, 2002, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2001, contained in the Company’s Annual Report to Stockholders. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto. Certain prior year balances have been reclassified to conform with the current year presentation.

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

The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended June 30, 2002 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2.    Recent Accounting Pronouncements

SFAS 142

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. Upon adoption of the standard on January 1, 2002, we ceased amortizing goodwill and reclassified net intangible assets and deferred tax liabilities relating to acquired workforce totaling $0.9 million to goodwill.

The provisions of SFAS No. 142 also require periodic testing of goodwill for impairment. A transitional impairment test must be completed within six months of adoption of SFAS No. 142, with any impairments treated as a cumulative effect of change in accounting principle. The Company completed the transitional impairment test during June 2002, and did not record any impairment.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and workforce amortization, net of the related income tax effect, follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts, unaudited)
Reported net income	$2,465	$11,664	$4,488	$21,560
Add: Goodwill amortization	—	1,903	—	3,805
Workforce amortization	—	137	—	275
Tax impact	—	(653)	—	(1,305)

Adjusted net income	$2,465	$13,051	$4,488	$24,335

Basic earnings per share:
Reported earnings per share—basic	$0.05	$0.22	$0.08	$0.41
Add: Goodwill amortization	—	0.04	—	0.07
Workforce amortization	—	—	—	0.01
Tax impact	—	(0.01)	—	(0.03)

Adjusted earnings per share—basic	$0.05	$0.25	$0.08	$0.46

Diluted earnings per share:
Reported earnings per share—diluted	$0.05	$0.21	$0.08	$0.40
Add: Goodwill amortization	—	0.04	—	0.07
Workforce amortization	—	—	—	—
Tax impact	—	(0.01)	—	(0.02)

Adjusted earnings per share—diluted	$0.05	$0.24	$0.08	$0.45

3.    Acquisitions and Mergers

In May 2002, the Company acquired Unimobile, Inc., a wireless messaging software company for approximately $1.7 million in cash and capitalized transaction-related costs. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. The Company may be required to pay certain additional amounts of up to $1.0 million in cash contingent upon Unimobile achieving certain revenue goals within 18 months of the acquisition. In accordance with SFAS No. 141, the contingent portion of the purchase price has been recognized as a liability to the extent that the net acquired assets exceed the purchase price. The Consolidated Financial Statements include the operating results from the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not material.

4.    Earnings Per Share

The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts, unaudited)
Net income available to common shareholders	$2,465	$11,664	$4,488	$21,560

Shares
Basic shares	54,203	53,401	54,105	53,205
Effect of dilutive securities	545	1,562	773	1,376

Diluted Shares	54,748	54,963	54,878	54,581

Earnings per common share
Basic EPS	$0.05	$0.22	$0.08	$0.41

Diluted EPS	$0.05	$0.21	$0.08	$0.40

Options to purchase 5,399,758 and 6,076,462 shares of common stock outstanding as of June 30, 2002 and 2001, were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the periods then ended.

5.    Comprehensive Income

The Company’s comprehensive income, which encompasses net income, market valuation adjustments and currency translation adjustments, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, unaudited)
Net income	$2,465	$11,664	$4,488	$21,560
Market valuation of investments	1,216	58	313	1,187
Currency translation adjustment	49	(5)	20	(77)

Comprehensive Income	$3,730	$11,717	$4,821	$22,670

6.    Balance Sheet Components

	June 30, 2002	December 31, 2001
	(In thousands, unaudited)
Accounts receivable:
Accounts receivable	$53,117	$55,597
Less reserves and allowances	(1,541)	(1,631)

	$51,576	$53,966

Inventories:
Raw materials	$3,453	$5,423
Finished goods	3,284	3,874

	$6,737	$9,297

Other current assets:
Receivable from subcontract manufacturers	$3,888	$3,050
Deferred income taxes, current portion	12,749	12,966
Other	3,177	3,623

	$19,814	$19,639

Property and equipment:
Land and land improvements	$32,480	$32,299
Equipment and purchased software	48,160	43,539
Furniture and leasehold improvements	12,666	11,972
Buildings	6,377	6,362

	99,683	94,172
Less accumulated depreciation and amortization	(42,423)	(39,126)

	$57,260	$55,046

	June 30, 2002	December 31, 2001
	(In thousands, unaudited)
Other assets:
Deferred income taxes, non-current portion	$10,287	$9,621
Goodwill, net of amortization	43,552	42,371
Other intangibles	26,800	26,200
Accumulated amortization of intangibles	(7,125)	(5,710)
Other	764	1,215

	$74,278	$73,697

Accrued and other liabilities:
Accrued compensation and benefits	$14,129	$17,451
Accrued product-related obligations	7,949	12,108
Accrued royalty payments	6,769	6,660
Contingent earn-out related to acquisition	513	—
Other accrued liabilities	13,572	9,817

	$42,932	$46,036

7.    Commitments and Contingencies

Off-Balance Sheet Financing—Synthetic Lease Arrangement

In 1997 the Company entered into an agreement (“1997 Lease”) to lease a ten-story 295,000 square foot building on land owned by the Company in Foster City, California. The lessor funded the approximately $56.8 million construction cost of the building which was completed in July 1999. In conjunction with the 1997 Lease, the Company has entered into a separate ground lease with the lessor of the building for a term of approximately 35 years. If the Company does not renew the 1997 Lease, the ground lease converts to a market rate.

In December 1999 the Company entered into a second agreement (“1999 Lease” and together with the 1997 Lease, the “Leases”) to lease additional facilities, to be constructed adjacent to the first building discussed above. A 165,000 square foot building was completed in December 2001 at a cost of approximately $43.1 million. Rent obligations for the additional facilities, which began in January 2002, bear a direct relationship to the funded amount, as described below. In connection with the 1999 Lease, the Company entered into a separate ground lease of the related parcels of land in Foster City with the lessor of the buildings at a nominal rate and for a term of 30 years. If the Company does not renew the 1999 Lease, the ground lease converts to a market rate.

Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the Leases for the amount expended by the respective lessor to construct the facilities (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of the their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased facilities at the end of the lease term. The Company is liable to the lessor for the total amount financed if it defaults on its covenants (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). During the term of the Leases the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities or interest-bearing accounts, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral (approximately $72.6 million at June 30, 2002) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease (approximately $43.1 million at June 30, 2002) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. The Company is treated as owner of these facilities for income tax purposes.

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

Legal Proceedings

The Company and certain principal officers and directors were named as defendants in class action complaints filed in both the California Superior Court of the County of San Mateo on December 15, 1997, and the United States District Court for the Northern District of California on December 31, 1997 on behalf of purchasers of the common stock of the Company during the class period from April 10, 1997, through December 11, 1997. On August 30, 2001, the Federal Court dismissed the complaint filed in the United States District Court for the Northern District of California. The California Superior Court case remains open and is scheduled to begin trial in December 2002. The Company believes this lawsuit is without merit and intends to defend the actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

Additionally, in January 1999, two class action complaints were filed, and subsequently consolidated into one case, in the United States District Court for the Northern District of California against Splash Technology Holdings, Inc. (“Splash”), a company acquired by the Company in October 2000, and certain of its officers on behalf of purchasers of the common stock of Splash during the class period from January 7, 1997 through October 13, 1998. The complaints alleged violations of securities laws during the class period. On August 28, 2001, the Court dismissed the complaint with prejudice; the plaintiffs have appealed that ruling. The Company believes these lawsuits are without merit and intends to defend the actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and its customers for allegedly infringing his soon to be issued patent and for misappropriating his alleged trade secrets. The Company believes Mr. Coyle’s claims are without merit and on December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor has it infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California court dismissed the Company’s complaint for lack of jurisdiction over Mr. Coyle. The Company has filed a notice of appeal of the Court’s dismissal.

On February 26, 2002, Coyle’s company, J & L Electronics, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law, and related causes of action. On April 22, 2002, the Company filed a motion to dismiss the Nevada complaint. The motion is pending. The Company denies all of these allegations and management believes this lawsuit is without merit and intends to defend the actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company’s business or financial condition.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis and the audited consolidated financial statements of the Company and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results expected for the entire fiscal year ended December 31, 2002. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company’s results, please see the section entitled “Factors that Could Adversely Affect Performance” below and in the Company’s 2001 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Results of Operations

The following tables set forth items in the Company’s consolidated statements of income as a percentage of total revenue for the three and six months ended June 30, 2002 and 2001 and the percentage change from 2002 over 2001. These operating results are not necessarily indicative of results for any future period.

	Three Months ended June 30,				% change 2002 over 2001	Six Months ended June 30,				% change 2002 over 2001
	2002		2001			2002		2001
	$	%	$	%		$	%	$	%
	(in millions, unaudited)
Revenue	$83.9	100%	$143.9	100%	(42)%	$166.8	100%	$285.0	100%	(41)%
Cost of revenue	41.3	49%	79.7	55%	(48)%	83.4	50%	158.0	55%	(47)%

Gross profit	42.6	51%	64.2	45%	(34)%	83.4	50%	127.0	45%	(34)%
Research and development	23.0	27%	25.3	18%	(9)%	45.4	27%	51.7	18%	(12)%
Sales and marketing	12.5	15%	15.2	11%	(18)%	24.8	15%	30.9	11%	(20)%
General and administrative	5.5	7%	6.5	4%	(15)%	10.9	7%	13.1	5%	(17)%
Amortization of goodwill and other intangibles	1.1	1%	3.1	2%	(65)%	2.1	1%	6.1	2%	(66)%

Total operating expenses	42.1	50%	50.1	35%	(16)%	83.2	50%	101.8	36%	(18)%

Income from operations	.5	1%	14.1	10%	(96)%	.2	0%	25.2	9%	(99)%
Other income, net	3.0	3%	4.0	3%	(25)%	6.2	4%	8.3	3%	(25)%

Income before income taxes	3.5	4%	18.1	13%	(81)%	6.4	4%	33.5	12%	(81)%
Provision for income taxes	1.0	1%	6.4	5%	(84)%	1.9	1%	11.9	4%	(84)%

Net income	$2.5	3%	$11.7	8%	(79)%	$4.5	3%	$21.6	8%	(79)%

Revenue

Revenue decreased by 42% to $83.9 million in the three-month period ended June 30, 2002, compared to $143.9 million in the three-month period ended June 30, 2001. The corresponding unit volume decreased by 49%. Revenue decreased by 41% to $166.8 million in the six-month period ended June 30, 2002, compared to $285.0 million in the six-month period ended June 30, 2001. The corresponding unit volume decreased by 51%. The decrease in revenue both in dollars and in volume is indicative of the economic downturn being experienced worldwide. Companies have reduced their capital budgets, are delaying major purchases, extending leases or are buying lower-priced equipment. Our OEM partners have reduced their workforce and promotional spending resulting in slower sales. The new product cycle has slowed due to both customer product delays and reduced investment by our OEM partners in new product development. In addition, in certain cases our OEM partners have opted to use their own internally developed products as a means of differentiation.

The Company’s revenue is principally derived from four major categories. The first category is made up of stand-alone servers which connect digital color copiers with computer networks. This category includes products such as the Fiery X3, X4, Z4, Z5 and Z18. The second category consists of embedded desktop controllers, bundled color solutions. chipset solutions and software RIPs primarily for the office market. The third category consists of controllers for digital black and white products. The fourth category consists of spares, licensing of certain products, eBeam, software solutions, Unimobile and PrintMe.

The following is a break-down of categories by revenue, both in terms of absolute dollars and as a percentage (%) of total revenue. Also shown is volume as a percentage (%) of total units shipped by product and by region.

	Three months ended June 30,				% change	Six months ended June 30,				% change
	2002		2001			2002		2001
	$	%	$	%		$	%	$	%
	(in millions)
Stand-alone Color Servers	$36.8	44%	$56.3	39%	(35)%	$76.4	46%	$113.1	40%	(32)%
Embedded & Chipset Color Solutions	26.6	32%	53.9	37%	(51)%	48.3	29%	84.0	29%	(43)%
Digital Black and White Solutions	10.1	12%	19.7	14%	(49)%	21.4	13%	60.4	21%	(65)%
Other Sources	10.4	12%	14.0	10%	(26)%	20.7	12%	27.5	10%	(25)%

Total Revenue	$83.9	100%	$143.9	100%	(42)%	$166.8	100%	$285.0	100%	(41)%

Stand-alone Color Servers

The category of color stand-alone servers connecting to digital color copiers made up 44% of total revenue and 14% of total unit volume for the three-month period ended June 30, 2002. For the same period a year ago, it made up 39% of total revenue and 10% of total unit volume. For the six-month period ended June 30, 2002, this category made up 46% of total revenue and 16% of total unit volume, compared to 40% of total revenue and 10% of total unit volume during the six-month period ended June 30, 2001, a decrease of 32% in revenue and 23% in volume. During troubled economic times, companies have elected to defer the purchases of equipment, or to purchase models with fewer features. The lack of new OEM product models has also impacted this area, as companies are opting to extend leases rather than purchase models that will be replaced in the near-term.

Embedded and Chipset Color Solutions

The category of embedded desktop controllers, bundled color solutions, chipset solutions and software RIPs made up 32% of total revenue and 43% of total unit volume in the second quarter of 2002. This category made up 37% of total revenue and 61% of total unit volume in the second quarter of 2001, a decrease in revenue of 51% and in volume of 64%. For the six-month period ended June 30, 2002, this category contributed 29% of total revenue and 43% of total volume, a decrease of 43% and 60%, respectively, over the six-month contributions of 29% of total revenue and 53% of total volume in 2001. In some cases, our OEM partners have opted to pay royalties for chipset designs and manufacture the complete boards themselves, rather than purchase boards manufactured by us. This has resulted in a lower revenue per unit, but a higher gross margin percentage and the same absolute gross margin dollars for the chipsets. During periods of economic uncertainty such as those currently being experienced, desktop color printing devices are viewed as a luxury and as such, their sales decline.

Digital Black-and-white Solutions

The digital black-and-white solutions category made up 12% of total revenue and 36% of total unit volume in the three-month period ended June 30, 2002. In the three-month period ended June 30, 2001, it made up 14% of total revenue and 22% of total unit volume. For the six-month period ended June 30, 2002 the digital black-and-white controller category made up 13% of total revenue and 35% of total unit volume, compared to 21% of total revenue and 32% of total unit volume during the six-month period ended June 30, 2001. The decline in this category can be attributed primarily to OEM partners relying increasingly on internally developed products, rather than purchasing products designed by the Company. This category consists of digital black-and-white controllers and chip sets.

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

Shipments by geographic area for the three-month and six-month periods ended June 30, 2002 and June 30, 2001 were as follows:

	Three months ended June 30,				% change	Six months ended June 30,				% change
	2002		2001			2002		2001
	$	%	$	%		$	%	$	%
	(in millions)
North America	$41.7	49%	$65.0	45%	(36)%	$86.4	52%	$134.4	47%	(36)%
Europe	25.8	31%	58.9	41%	(56)%	51.4	31%	106.5	38%	(52)%
Japan	12.4	15%	15.2	11%	(18)%	21.1	12%	34.8	12%	(39)%
Rest of World	4.0	5%	4.8	3%	(17)%	7.9	5%	9.3	3%	(15)%

Total Revenue	$83.9	100%	$143.9	100%	(42)%	$166.8	100%	$285.0	100%	(41)%

Reflecting the continuing global economic slow-down and uncertainty, shipments to all geographic areas have decreased in the three-month period ended June 30, 2002 compared to the same period a year ago, although the distribution of volume amongst the areas has changed slightly. When comparing revenues for both the three months and six months ended June 30, 2002 to the same periods a year ago, the greatest decrease has come from Europe and the Americas. Continuing negative or worsening worldwide economic conditions may have an adverse impact on the Company’s results of operations in the future.

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

Substantially all of the revenue for the last three years was attributable to sales of products through the Company’s OEM channels with such partners as Canon, Epson, Fuji-Xerox, IBM, Hewlett-Packard, Kodak/Danka Business Systems, Konica, Lanier, Minolta, Océ, Ricoh, Sharp, Toshiba, Xerox and others. During 2002, the Company has continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with OEM partners, as evidenced by the introduction of PrintMe with multiple partners. The Company relied on two OEM customers, Canon and Xerox, for 55% of its revenue in aggregate for both the three-month and six-month periods ended June 30, 2002 and three OEM customers (Canon, Xerox and Minolta) for 74% of its revenue in the three-month period ended June 30, 2001 and 72% of its revenue for the six-month period ended June 30, 2001. No assurance can be given that the Company’s relationships with these OEM partners will continue. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience and has experienced a significant negative impact on its consolidated financial position and results of operations.

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

Gross Margins

The Company’s gross margins were 51% and 50% for the three-month and six-month periods ended June 30, 2002, respectively. For the three-month and six-month periods ended June 30, 2001, gross margins were 45%. The increase in gross margin was attributable to a change in product mix, with products with lower margins, such as digital black and white controllers, comprising a smaller share of the total sales, as well as reduced manufacturing costs.

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

Operating Expenses

Operating expenses decreased by 16% in the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001. For the six-month period ended June 30, 2002 operating expenses decreased by 18% when compared to the same period in 2001. Decreases in operating expenses in absolute dollars of $8.0 million for the three-month comparison and $18.6 million for the six-month comparison, were primarily achieved by controlled spending and the elimination of goodwill amortization of approximately $2.0 million and $4.0 million respectively. Effective January 1, 2002, the Company adopted SFAS No. 142 and ceased amortizing goodwill.

The Company anticipates that operating expenses should remain relatively stable or increase slightly in absolute dollars and as a percentage of revenue.

The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $23.0 million or 27% of revenue for the three-month period ended June 30, 2002 compared to $25.3 million or 18% of revenue for the three-month period ended June 30, 2001. For the six-month period ended June 30, 2002, research and development expenses were $45.4 million or 27% of revenue compared to $51.7 million or 18% of revenue for the same period in 2001. The 9% decrease in the three-month period comparison and the 12% decrease in the six-month period comparison were primarily comprised of reduced personnel expenses, including travel and recruiting expenses, reduced consultant costs and reduced equipment costs. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and new product development efforts. Accordingly, the Company expects that its research and development expenses may not decrease in absolute dollars and also as a percentage of revenue in future quarters.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for the three-month period ended June 30, 2002 were $12.5 million or 15% of revenue compared to $15.2 million or 11% of revenue for the three months ended June 30, 2001. The decrease in absolute dollars of $2.7 million is due primarily to reduced personnel expenses, including travel and recruiting expenses, decreased promotional expense and reduced consulting costs. Sales and marketing expenses for the six-month period ended June 30, 2002 were $24.8 million or 15% of revenue compared to $30.9 million or 11% of revenue for the three months ended June 30, 2001. Reduced personnel expenses, including travel and recruiting expenses, decreased promotional expenses and decreased consulting costs all contribute to the $6.1 million decrease in absolute dollars. The Company expects that its sales and marketing expenses may increase in absolute dollars as it continues to actively promote its products, introduce new products and services and continue to build its sales and marketing organization, particularly in Europe and Asia Pacific, including Japan. This increase might not proportionally increase with increases in volume if the Company’s sales continue to gravitate toward desktop and embedded products, which require less support from the Company as the OEM partners take over this role, and as the Company grows its software solutions and PrintMe product lines which require more sale and marketing support from the Company.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $5.5 million or 7% of revenue for the three-month period ended June 30, 2002, compared to $6.5 million or 4% of revenue for the three-month period ended June 30, 2001. Decreased employee-related expense, reduced utility expense and decreased building rental expense partially offset by increased consultant costs account for most of the $1.0 million decrease in absolute dollars. General and administrative expenses were $10.9 million or 7% of revenue for the six-month period ended June 30, 2002, compared to $13.1 million or 5% of revenue for the six-month period ended June 30, 2001. Decreased employee-related expense, reduced utility expense and decreased building rental expense partially offset by increased consultant costs account for most of the $2.2 million decrease in absolute dollars.

Amortization of Goodwill and Purchased Intangibles

For the three-month and six-month periods ended June 30, 2002, amortization of purchased intangibles was $1.1 million and $2.1 million, respectively, or 1% of revenue. Amortization of goodwill and other intangibles were $3.1 million or 2% of revenue for the three months ended June 30, 2001 and $6.1 million or 2% of revenue for the six months ended June 30, 2001. The Company expects amortization of purchased intangibles will continue at the present rate of approximately $1.1 million per quarter for the remainder of 2002. SFAS No. 142, issued in July, 2001, requires, among other things, the discontinuance of goodwill amortization for fiscal years beginning after March 15, 2001. Upon adoption of the standard in January 2002, the Company ceased amortizing goodwill and began periodic testing of goodwill for impairment. The first test of impairment was completed in the second quarter of 2002 and the Company did not record any impairment of goodwill. Net unamortized goodwill at June 30, 2002 was $43.6 million. No additional goodwill was recorded upon the acquisition of Unimobile, Inc.

Other Income

Other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income of $3.0 million for the three-month period ended June 30, 2002 decreased by 25% from $4.0 million for the three-month period ended June 30, 2001. For the six months ended June 30, 2002, other income decreased 25% to $6.2 million from $8.3 million for the six-months ended June 30, 2001. The decrease is largely the result of the short-term nature of our investments and the fact that reinvestment rates are much lower than the rates on instruments that have reached maturity and are being reinvested.

Income Taxes

The Company’s effective tax rate was 30% for the three- and six-month periods ended June 30, 2002 and 35.5% for the three- and six-month periods ended June 30, 2001. The rate decreased in 2002 as a result of product sales made by non-US subsidiaries and the elimination of non-deductible goodwill amortization due to the implementation of SFAS No. 142. In each of these periods, the Company also benefited from tax-exempt interest income and the utilization of research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. The Company currently anticipates that the tax rate for the remainder of 2002 will remain approximately 30%.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased by $8.1 million to $459.3 million as of June 30, 2002, from $451.2 million as of December 31, 2001. Working capital increased by $4.4 million to $442.4 million as of June 30, 2002, up from $438.0 million as of December 31, 2001. These increases are primarily the result of net income, changes in balance sheet components and the exercise of employee stock options.

Net cash provided by operating activities was $14.6 million for the six-month period ended June 30, 2002. The Company invests cash in excess of its operating needs in short-term investments, mainly municipal securities. Purchases in excess of sales of short-term and restricted investments were $38.0 million for the six-month period ended June 30, 2002. Our restricted investments have been moved from short-term securities to a LIBOR-based interest bearing account as part of the completion of construction of the second building under our synthetic lease. The Company used $1.7 million of cash to acquire Unimobile, Inc. and to pay an additional $0.2 million related to 2001 acquisitions. The Company’s capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company’s operations. The Company purchased approximately $7.0 million of facilities, equipment and furniture during the six-month period ended June 30, 2002.

Net cash provided by financing activities of $4.5 million in the six-month period ended June 30, 2002, was primarily the result of exercises of common stock options and the tax benefits to the Company associated with those exercises and the issuance of stock under the Company’s Employee Stock Purchase Plan.

Off-Balance Sheet Financing—Synthetic Lease Arrangement

In 1997 the Company entered into an agreement (“1997 Lease”) to lease a ten-story 295,000 square foot building on land owned by the Company in Foster City, California. The lessor funded the approximately $56.8 million construction cost of the building which was completed in July 1999. In conjunction with the 1997 Lease, the Company has entered into a separate ground lease with the lessor of the building for a term of approximately 35 years. If the Company does not renew the 1997 Lease, the ground lease converts to a market rate.

In December 1999 the Company entered into a second agreement (“1999 Lease” and together with the 1997 Lease, the “Leases”) to lease additional facilities, to be constructed adjacent to the first building discussed above. A 165,000 square foot building was completed in December 2001 at a cost of approximately $43.1 million. Rent obligations for the additional facilities, which began in January 2002, bear a direct relationship to the funded amount. In connection with the 1999 Lease, the Company entered into a separate ground lease of the related parcels of land in Foster City with the lessor of the buildings at a nominal rate and for a term of 30 years. If the Company does not renew the 1999 Lease, the ground lease converts to a market rate.

Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the Leases for the amount expended by the respective lessor to construct the facilities (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of the their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased facilities at the end of the lease term. The Company is liable to the lessor for the total amount financed if it defaults on its covenants (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). During the term of the Leases the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities or interest-bearing accounts, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral (approximately $72.6 million at June 30, 2002) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease (approximately $43.1 million at June 30, 2002) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. The Company is treated as owner of these facilities for income tax purposes.

Purchase Commitments

The Company sub-contracts with other companies to manufacture its products. During the normal course of business the sub-contractors procure components based upon orders placed by the Company. If the Company cancels all or part of the order, they may still be liable to the sub-contractors for the cost of the components purchased by the sub-contractors. The Company periodically reviews the potential liability and the adequacy of the related reserve. The Company’s consolidated financial position and results of operations could be negatively impacted if the Company were required to compensate the sub-contract manufacturers in amounts in excess of the accrued liability.

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

Legal Proceedings

The Company and certain principal officers and directors were named as defendants in class action complaints filed in both the California Superior Court of the County of San Mateo on December 15, 1997, and the United States District Court for the Northern District of California on December 31, 1997 on behalf of purchasers of the common stock of the Company during the class period from April 10, 1997, through December 11, 1997. On August 30, 2001, the Federal Court dismissed the complaint filed in the United States District Court for the Northern District of California. The California Superior Court case remains open and is scheduled to begin trial in December 2002. The Company believes this lawsuit is without merit and intends to defend the actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

Additionally, in January 1999, two class action complaints were filed, and subsequently consolidated into one case, in the United States District Court for the Northern District of California against Splash Technology Holdings, Inc. (“Splash), a company acquired by the Company in October 2000, and certain of its officers on behalf of purchasers of the common stock of Splash during the class period from January 7, 1997 through October 13, 1998. The complaints alleged violations of securities laws during the class period. On August 28, 2001, the Court dismissed the complaint with prejudice; the plaintiffs have appealed that ruling. The Company believes these lawsuits are without merit and intends to defend the actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and all of its customers for allegedly infringing his soon to be issued patent and for misappropriating his alleged trade secrets. The Company believes Mr. Coyle’s claims are without merit and on December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor has it infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California court dismissed the Company’s complaint for lack of jurisdiction over Mr. Coyle. The Company has filed a notice of appeal of the Court’s dismissal.

On February 26, 2002, Coyle’s company, J & L Electronics, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law, and related causes of action. On April 22, 2002, the Company filed a motion to dismiss the Nevada complaint. The motion is pending. The Company denies all of these allegations and management believes this lawsuit is wholly without merit and intends to defend the actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

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

Euro Assessment

On January 1, 1999, the “Euro” was introduced. On that day, the exchange ratios of the currencies of the eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The Euro became a currency in its own right and the currencies of the participating countries are now fixed denominations of the Euro. The conversion to the Euro is having significant effects on the foreign exchange markets and bond markets and is requiring significant changes in the operations and systems within the European banking industry. Our information system is designed to accommodate multi-currency environments. As a result, we have the flexibility to transact business with vendors and customers in either Euro or traditional national currency units.

Factors That Could Adversely Affect Performance

Our performance may be adversely affected by the following factors:

We rely on sales to a relatively small number of OEM partners, and the loss of any of these customers could substantially decrease our revenues

Because we sell our products primarily to our OEM partners, we rely on high sales volumes to a relatively small number of customers. We expect that we will continue to depend on these OEM partners for a significant portion of our revenues. If we lose an important OEM or we are unable to recruit additional OEMs, our revenues may be materially and adversely affected. We cannot assure you that our major customers will continue to purchase our products at current levels or that they will continue to purchase our products at all. Our OEM partners may elect to develop products on their own, rather than purchase our products. In addition, our results of operations could be adversely affected by a decline in demand for copiers or laser printers, other factors affecting our major customers, in particular, or the computer industry in general. Xerox, our second largest customer, has in the past experienced serious financial difficulties in their business. If Xerox continues to face such difficulties, our short-term revenues and profitability could be materially and adversely affected through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to Xerox products.

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

If we are unable to develop new products, or execute product introductions on a timely basis, our future revenue and operating results may be harmed

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

We must continue to make significant investments in research and development in order to enhance performance and functionality of our products, including product lines different than our Fiery, Splash and EDOX servers and embedded controllers. We cannot assure you that we will successfully identify new product opportunities, develop and introduce new products to market in a timely manner, and achieve market acceptance of our products. Also, if we decide to develop new products, our research and development expenses may increase in the short term without a corresponding increase in revenue. Finally, we cannot assure you that products and technologies developed by our own customers and others will not render our products or technologies obsolete or noncompetitive.

We license software used in most of our products from Adobe Systems Incorporated, and the loss of this license would prevent us from shipping these products

Under our license agreements with Adobe, a separate license must be granted from Adobe to us for each type of copier or printer used with a Fiery Server or Controller. To date, we have successfully obtained licenses to use Adobe’s PostScript™ software for our products, where required. We cannot assure you that Adobe will continue to grant future licenses to Adobe PostScript™ software on reasonable terms, in a timely manner, or at all. In addition, we cannot assure you that Adobe will continue to give us the quality assurance approvals we are required to obtain from Adobe for the Adobe licenses. If Adobe does not grant us such licenses or approvals, if the Adobe license agreements are terminated, or if our relationship with Adobe is otherwise impaired, we would be unable to sell products that incorporate Adobe software, and our financial condition and results of operations would be materially and adversely harmed.

If the demand for products that enable color printing of digital data continues to decrease, our sales revenue will likely decrease

Our products are primarily targeted at enabling the printing of digital data. Demand for networked printers and copiers containing our technology decreased in 2001 and continues to decrease in 2002 due to the global economic downturn and we cannot assure you that demand will level off or increase in the future, nor can we assure you that the demand will level off or increase for the specific OEM printers and copiers that utilize our products. If demand for digital printing products and services containing our technology continues to decline, or if the demand for our OEMs specific printers or copiers for which our products are designed should continue to decline, our sales revenue will likely be adversely affected. We sell products that are large capital expenditures as well as discretionary purchase items for our customers. In difficult economic times such as we are now experiencing, spending on information technology is often decreased. As our products are of a more discretionary nature than many other technology products, we may be more adversely impacted by deteriorating general economic conditions than other technology firms. We are subject to economic sensitivity that has harmed and could, in the future, harm our results of operations. We believe that demand for our products may also be affected by a variety of economic conditions and considerations, and we cannot assure you that demand for our products or our customers’ products will continue or improve from current levels.

If we enter new markets or distribution channels this could result in decreased revenues or higher operating expenses and may not increase revenues

We continue to explore opportunities to develop product lines different from our current servers and embedded controllers, such as our new line of graphics arts software products, Velocity software products, eBeam, PrintMe Networks and Unimobile. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services. In addition, even if we are able to introduce new products or services, the lack of marketplace acceptability of these new products or services may adversely impact the Company’s operating results.

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

While many of our OEMs sell our products on an exclusive basis, we do not have any formal agreements that prevent the OEMs from offering alternative products. If an OEM offers products from alternative suppliers our market share could decrease, which could reduce our revenue and adversely affect our financial results.

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

If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion

We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley where competition among companies to hire engineering and technical professionals has historically been intense. In times of professional labor shortages, it may be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees. If we cannot successfully hire and retain employees, we may not be able to develop products timely or to meet demand for our products in a timely fashion and our results of operations may be adversely impacted.

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

We attempt to hire additional employees to match growth in projected demand for our products. If actual demand is lower than our projections as has occurred in the recent past, we may likely will have hired too many employees and we may therefore incur expenses that we need not have incurred and our financial results may be lower. If we project a lower demand than materializes, we likely will have hired too few employees and we may not therefore be able to meet demand for our products and our sales revenue may be lower. Projecting demand is difficult in our business and no assurances can be provided that we will accurately project demand. If we cannot successfully manage our growth, our results of operations may be harmed.

The value of our investment portfolio will decrease if interest rates increase

We have an investment portfolio of mainly fixed income securities classified as available-for-sale securities. As a result, our investment portfolio is subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure to interest rate risk by investing in securities with maturities of less than 3 years; however we may be unable to successfully limit our risk to interest rate fluctuations and this may cause our investment portfolio to decrease in value.

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

•	fluctuations in our results of operations, revenues or earnings or those of our competitors and OEMs;

•	failure of results of operations, revenues or earnings to meet the expectations of stock market analysts and investors;

•	changes in stock market analysts’ recommendations regarding us;

•	real or perceived technological advances by our competitors;

•	political or economic instability in regions where our products are sold or used;

•	general market and economic conditions; and

•	changes in accounting standards.

We face risks from our international operations and from currency fluctuations

Approximately 48% and 53% of our revenue from the sale of products for the six-month periods ended June 30, 2002 and June 30, 2001, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

Given the significance of our export sales to our total product revenue, we face a continuing risk from the fluctuation of the U.S. dollar versus the Japanese yen, the Euro and other major European currencies, and numerous Southeast Asian currencies. Although we typically invoice our customers in U.S. dollars, when we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar. We attempt to limit or hedge these exposures through operational strategies and financial market instruments where we consider it appropriate. To date we have mostly used forward contracts to reduce our risk from interest rate and currency fluctuations. However, our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information

We rely on a combination of copyright, patent, trademark and trade secret protection, nondisclosure agreements, and licensing and cross-licensing arrangements to establish, maintain and protect our intellectual property rights, all of which afford only limited protection. We have patent applications pending in the United States and in various foreign countries. There can be no assurance that patents will be issued from these pending applications or from any future applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. Any failure to adequately protect our proprietary information could harm our financial condition and operating results. We cannot be certain that any patents that may be issued to us, or which we license from third parties, or any other of our proprietary rights will not be challenged, invalidated or circumvented. In addition, we cannot be certain that any rights granted to us under any patents, licenses or other proprietary rights will provide adequate protection of our proprietary information.

From time to time, litigation may be necessary to defend and enforce our proprietary rights. Such litigation, whether or not concluded successfully for us, could involve significant expense and the diversion of our attention and other resources, which could harm our financial condition and operating results.

We face risks from third party claims of infringement and potential litigation

Third parties have claimed in the past and may claim in the future that our products infringe, or may infringe, their proprietary rights. Such claims could result in lengthy and expensive litigation. Such claims and any related litigation, whether or not we are successful in the litigation, could result in substantial costs and diversion of our resources, which could harm our financial condition and operating results. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we cannot assure you that any such licenses could be obtained on acceptable terms, if at all. See “Legal Proceedings.”

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

Seasonal purchasing patterns of our OEM customers have historically caused lower fourth quarter revenue, which may negatively impact the results of operations

Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the past, our fiscal fourth quarter (the quarter ending December 31) results have been adversely affected because some or all of our OEM customers wanted to decrease, or otherwise delay, fourth quarter orders. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM partners focus on training their sales forces. The primary reasons for this seasonal pattern are:

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

We have a fund to invest, either directly or through outside funds, in the equity securities of privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We have already recognized investment losses and could lose part of or all of our investment in the future.

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

We are dependent on sub-contractors to manufacture and deliver products to our customers

We subcontract with other companies to manufacture our products. We rely on the ability of our subcontractors to produce products to be sold to our customers, and while we closely monitor our subcontractors performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. We also can not assure you that difficulties experienced by our subcontractors, including financial problems, and the inability to make or ship our products or fix quality assurance problems, would not harm our business, operating results, or financial condition. If we decide to change subcontractors we could experience delays in setting up new subcontractors which would result in delay in delivery of our products.

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

We have recently implemented a new Enterprise Resource Planning System

We recently implemented a new corporate-wide enterprise resource planning (“ERP”) system to replace our previous system. We continue to pursue deployment of additional modules under the new system, phased in over an extended period. The implementation of an ERP system requires full commitment of management and the dedication and utilization of significant internal, as well as external, resources in managing the project, process redesigns, system integration and employee training. Historically, many companies have experienced difficulties in implementing ERP systems. These difficulties include cost overruns, push-outs of implementation deadlines, process and operations bottlenecks, failure to execute operating plans, including revenue impairment due to inability to ship products, and abandonment of the effort altogether. We must effectively manage our planning and execution of the implementation of the system and the training of personnel throughout the Company. There can be no assurance that we will be able to effectively manage the implementation of our ERP system or the training of our personnel. Any failure to effectively manage our efforts or process and operations designs relating to the ERP system and other difficulties we face in implementing the ERP system would adversely affect our financial condition and results of operations.

We face the risk of decreased revenues in light of ongoing economic uncertainty

The revenue growth and profitability of our business depends significantly on the overall demand for information technology products such as ours that enable printing of digital data. Softening demand for these products caused by ongoing economic uncertainty and recession in the United States and other regions where we conduct business has resulted, and may further result, in decreased revenues, earnings levels or growth rates or inventory write downs. The United States and global economy, and particularly the markets for our products have weakened substantially over the past two years and market conditions continue to be challenging. This has resulted in individuals and companies delaying or reducing expenditures, including information technology expenditures. Further delays or reductions in information technology spending will have a material adverse effect on demand for our products and services, and consequently on our business, operating results, financial condition, prospects and stock price.

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company has limited its exposure to market risk by denominating the majority of its sales in United States dollars. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties to such contracts are major financial institutions.

Foreign Exchange Contracts

In the past the Company has utilized forward foreign exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. The transactions hedged were intercompany accounts receivable and payable between the Company and its Japanese subsidiary. The periods of the forward foreign exchange contracts correspond to the reporting periods of the hedged transactions. Foreign exchange gains and losses on intercompany balances and the offsetting losses and gains on forward foreign exchange contracts are reflected in the income statement. The Company had no forward foreign exchange contracts outstanding as of June 30, 2002.

Interest Rate Risk

The fair value of the Company’s cash portfolio at June 30, 2002, approximated carrying value. Market risk was estimated as the potential decrease in fair value resulting from an instantaneous hypothetical 100 basis-point increase in interest rates for any debt instruments in the Company’s investment portfolio. As of June 30, 2002, the Company’s cash equivalents and short-term investment portfolio includes debt securities of $310.6 million subject to interest rate risk. A 100 basis-point increase in market interest rates would result in a $2.3 million decrease in fair value.

PART II—Other Information

ITEM 1.    Legal Proceedings

The information set forth under Note 8 in the notes to the Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.     Change in Securities and Use of Proceeds

Not applicable.

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders

The following items were submitted to a vote of the stockholders of the Company at the Company’s Annual Meeting of Stockholders held May 23, 2002.

(a)  The election of Gill Cogan, Jean-Louis Gassée, Guy Gecht, James S. Greene, Dan Maydan, Fred Rosenzweig and Thomas I. Unterberg to serve as directors until the next Annual Meeting of Shareholders in 2002. Results of the voting included 43,153,315 votes for, 5,601,823 votes against / withheld and no shares abstained for Mr. Cogan; 43,153,315 votes for, 5,601,823 votes against / withheld and no shares abstained for Mr. Gassée; 36,743,308 votes for, 12,011,830 votes against / withheld and no shares abstained for Mr. Gecht; 31,196,258 votes for, 17,558,880 votes against / withheld and no shares abstained for Mr. Greene; 43,153,315 votes for, 5,601,823 votes against / withheld and no shares abstained for Mr. Maydan; 36,833,808 votes for, 11,921,330 votes against / withheld and no shares abstained for Mr. Rosenzweig; and 43,153,315 votes for, 5,601,823 votes against / withheld and no shares abstained for Mr. Unterberg.

(b)  The ratification of the appointment of PricewaterhouseCoopers as the independent auditors of the Company for the fiscal year ended December 31, 2000. Results of the voting included 47,564,548 votes for, 1,171,903 votes against / withheld and 18,686 shares abstained.

ITEM 5.     Other Information

Not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits*

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Guy Gecht, Chief Executive Officer

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Cutts, Chief Financial Officer

*
Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 are incorporated herein by reference.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: August 12, 2002

/s/ GUY GECHT

Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH CUTTS

Joseph Cutts
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX*

Exhibit No.	Description

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Guy Gecht, Chief Executive Officer

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Cutts, Chief Financial Officer

*
Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 are incorporated herein by reference.