Form 10-Q
period 2002-09-30
ELECTRONICS FOR IMAGING INC
filed 2002-11-12
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-18805

ELECTRONICS FOR IMAGING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3086355 (I.R.S. Employer Identification No.)

303 Velocity Way, Foster City, CA 94404
(Address of principal executive offices, including zip code)

(650) 357-3500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [   ]

The number of shares of Common Stock outstanding as of October 31, 2002 was 54,221,757.

An Exhibit Index can be found on Page 33.

ELECTRONICS FOR IMAGING, INC.

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Electronics for Imaging, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2002	2001
(In thousands, except per share amounts)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,210	$190,816
Short-term investments	286,060	260,391
Accounts receivable, net	58,885	53,966
Inventories	5,026	9,297
Other current assets	19,022	19,639

Total current assets	552,203	534,109

Property and equipment, net	55,417	55,046
Restricted investments	43,080	40,135
Other assets	73,153	73,697

Total assets	$723,853	$702,987

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,558	$21,616
Accrued and other liabilities	45,222	46,036
Income taxes payable	31,639	28,437

Total current liabilities	100,419	96,089

Long-term obligations	307	331
Commitments and contingencies (Note 8)
Stockholder’s equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 authorized; 54,407 and 53,755 shares issued and outstanding, respectively	589	583
Additional paid-in capital	269,524	261,703
Treasury stock, at cost, 4,478 shares	(99,959)	(99,959)
Accumulated other comprehensive income	1,852	1,219
Retained earnings	451,121	443,021

Total stockholders’ equity	623,127	606,567

Total liabilities and stockholders’ equity	$723,853	$702,987

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Consolidated Statements of Income
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

(In thousands, except per share amounts)	2002	2001	2002	2001

Revenue	$92,652	$127,024	$259,476	$412,054
Cost of revenue	43,444	68,049	126,871	226,108

Gross profit	49,208	58,975	132,605	185,946

Operating expenses:
Research and development	22,998	23,278	68,422	75,017
Sales and marketing	12,833	14,024	37,583	44,880
General and administrative	5,424	6,198	16,358	19,284
Amortization of goodwill and other identified intangibles	1,144	3,053	3,246	9,186

Total operating expenses	42,399	46,553	125,609	148,367

Income from operations	6,809	12,422	6,996	37,579

Other income, net	2,760	4,788	8,984	13,058
Non-recurring charges	4,409	—	4,409	—

Income before income taxes	5,160	17,210	11,571	50,637
Provision for income taxes	1,548	6,110	3,471	17,976

Net income	$3,612	$11,100	$8,100	$32,661

Net income per basic common share	$0.07	$0.21	$0.15	$0.61

Shares used in per-share calculation	54,308	53,675	54,173	53,362

Net income per diluted common share	$0.07	$0.20	$0.15	$0.60

Shares used in per-share calculation	54,659	54,694	54,794	54,613

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months
	Ended September 30,

(In thousands)	2002	2001

Cash flows from operating activities:
Net income	$8,100	$32,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,270	20,895
Bad debt reserve	(124)	(540)
Deferred income tax	376	1,200
Changes in operating assets and liabilities:
Accounts receivable	(4,650)	5,717
Inventories	4,271	12,497
Receivable from subcontract manufacturers	(1,140)	12,647
Other current assets	1,431	1,991
Accounts payable and accrued liabilities	(837)	(9,229)
Income taxes payable	3,991	24,804

Net cash provided by operating activities	22,688	102,643

Cash flows from investing activities:
Purchases and sales/maturities of short-term investments, net	(25,051)	(16,813)
Purchases of restricted investments, net	(2,945)	(22,600)
Investment in property and equipment, net	(7,874)	(13,731)
Acquisition of businesses	(1,870)	—
Change in other assets	433	(159)

Net cash used for investing activities	(37,307)	(53,303)

Cash flows from financing activities:
Repayment of long-term obligation	(24)	(159)
Issuance of common stock	7,037	16,869

Net cash provided by financing activities	7,013	16,710

(Decrease) Increase in cash and cash equivalents	(7,606)	66,050
Cash and cash equivalents at beginning of period	190,816	102,804

Cash and cash equivalents at end of period	$183,210	$168,854

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Notes to unaudited Consolidated Financial Statements

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the “Company”), as of and for the interim period ended September 30, 2002, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2001, contained in the Company’s Annual Report to Stockholders. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with generally accepted accounting principles. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto. Certain prior year balances have been reclassified to conform with the current year presentation.

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

The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended September 30, 2002 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. Recent Accounting Pronouncements

SFAS 142

In July 2001, the FASB issued SFAS No. 142 , Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, upon adoption, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. Upon adoption of the standard on January 1, 2002, we ceased amortizing goodwill and reclassified net intangible assets and deferred tax liabilities relating to acquired workforce totaling $0.9 million to goodwill. Purchased technology and other intangible assets are being amortized over their estimated useful lives of 4 to 7 years using the straight-line method. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142.

The provisions of SFAS No. 142 also require periodic testing of goodwill for impairment. A transitional impairment test must be completed within six months of adoption of SFAS No. 142, with any impairments treated as a cumulative effect of change in accounting principle. The Company completed the transitional impairment test, which did not indicate any impairment during June 2002.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and workforce amortization, net of the related income tax effect, follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(in thousands, except per share amounts, unaudited)	2002	2001	2002	2001

Reported net income	$3,612	$11,100	$8,100	$32,661
Goodwill amortization	—	1,903	—	5,708
Workforce amortization, reclassified to goodwill	—	137	—	412
Tax impact	—	(653)	—	(1,958)

Adjusted net income	$3,612	$12,487	$8,100	$36,823

	Three months ended		Nine months ended
	September 30,		September 30,

(in thousands, except per share amounts, unaudited)	2002	2001	2002	2001

Basic earnings per share:
Reported earnings per share — basic	$0.07	$0.21	$0.15	$0.61
Goodwill amortization	—	0.03	—	0.11
Workforce amortization, reclassified to goodwill	—	—	—	0.01
Tax impact	—	(0.01)	—	(0.04)

Adjusted earnings per share — basic	$0.07	$0.23	$0.15	$0.69

Diluted earnings per share:
Reported earnings per share — diluted	$0.07	$0.20	$0.15	$0.60
Goodwill amortization	—	0.04	—	0.10
Workforce amortization, reclassified to goodwill	—	—	—	0.01
Tax impact	—	(0.01)	—	(0.04)

Adjusted earnings per share — diluted	$0.07	$0.23	$0.15	$0.67

SFAS 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement applies to costs associated with an exit activity, including restructuring, that does not involve an entity newly acquired in a business combination, or with the disposal of long-lived assets. The Company does not expect that adoption of SFAS 146 will have a material effect upon our consolidated financial statements.

3. Acquisitions and Mergers

In May 2002, the Company acquired Unimobile, Inc., a wireless messaging software company for approximately $1.7 million in cash and capitalized transaction-related costs. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. The Company may be required to pay certain additional amounts of up to $1.0 million in cash contingent upon Unimobile achieving certain revenue goals within 18 months of the acquisition. In accordance with SFAS No. 141, the contingent portion of the purchase price has been recognized as a liability in the amount equal to the difference between the net acquired assets and the purchase price. The Consolidated Financial Statements include the operating results from the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not material.

4. Earnings Per Share

The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share amounts, unaudited)	2002	2001	2002	2001

Net income available to common shareholders	$3,612	$11,100	$8,100	$32,661
Shares
Basic shares	54,308	53,675	54,173	53,362
Effect of dilutive securities	351	1,019	621	1,251

Diluted shares	54,659	54,694	54,794	54,613

Earnings per common share:
Basic EPS	$0.07	$0.21	$0.15	$0.61

Diluted EPS	$0.07	$0.20	$0.15	$0.60

Options to purchase 5,093,311 and 7,610,145 weighted average shares of common stock outstanding as of September 30, 2002 and 2001, were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the periods then ended.

5. Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income. Included in other comprehensive income for the Company are cumulative translation adjustments and the market valuation of investments. The Company’s comprehensive income, on an after tax basis, where applicable, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, unaudited)	2002	2001	2002	2001

Net income	$3,612	$11,100	$8,100	$32,661
Market valuation of investments	304	935	617	2,121
Currency translation adjustment	(4)	32	16	(45)

Comprehensive Income	$3,912	$12,067	$8,733	$34,737

6. Balance Sheet Components

(In thousands)	September 30, 2002	December 31, 2001

	(unaudited)
Accounts receivable, net:
Accounts receivable	$60,399	$55,597
Less reserves and allowances	(1,514)	(1,631)

	$58,885	$53,966

Inventories, net:
Raw materials, net	$1,940	$5,423
Finished goods, net	3,086	3,874

	$5,026	$9,297

Other current assets:
Receivable from subcontract manufacturers	$4,190	$3,050
Deferred income taxes, current portion	12,538	12,966
Other	2,294	3,623

	$19,022	$19,639

Property and equipment:
Land and land improvements	$32,480	$32,299
Equipment and purchased software	43,530	43,539
Furniture and leasehold improvements	12,715	11,972
Buildings	6,377	6,362

	95,102	94,172
Less accumulated depreciation and amortization	(39,685)	(39,126)

	$55,417	$55,046

(In thousands)	September 30, 2002	December 31, 2001

Other assets:
Deferred income taxes, non-current portion	$10,287	$9,621
Goodwill, net of amortization	43,552	42,371
Other intangibles	26,800	26,200
Accumulated amortization of intangibles	(8,269)	(5,710)
Other	783	1,215

	$73,153	$73,697

Accrued and other liabilities:
Accrued compensation and benefits	$13,887	$16,549
Accrued product-related obligations	7,422	12,108
Accrued royalty payments	9,284	6,660
Contingent earn-out related to acquisition	514	—
Other accrued liabilities	14,115	10,719

	$45,222	$46,036

7. Stock Option Plans

As of September 30, 2002, the Company has five stock option compensation plans: the 1989 Stock Plan (a “Predecessor Plan”) , the 1990 Stock Plan (a “Predecessor Plan”), the MGI 1985 Nonqualified Stock Option Plan (a “Predecessor Plan”), the Splash 1996 Stock Option Plan (a “Predecessor Plan”) and the 1999 Equity Incentive Plan (a “Stock Plan”). The Company does not grant any options under the Predecessor Plans, however all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants. The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Company’s fixed stock option plans. Had compensation cost for options granted in 2002 and 2001 under the Company’s option plans been determined based on the fair value at the grant date on a straight-line basis over the vesting period, the Company’s net income and pro forma net income per share would have been as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

(in thousands, except for per share amounts)		2002	2001	2002	2001

Net Income (Loss)	As reported	$3,612	$11,100	$8,100	$32,661
	Pro forma	$(2,773)	$(11,993)	$1,907	$2,491

Earnings (loss) per basic common share	As reported	$0.07	$0.21	$0.15	$0.61

	Pro forma	$(0.05)	$(0.22)	$0.04	$0.05

Earnings (loss) per diluted common share	As reported	$0.07	$0.20	$0.15	$0.60

	Pro forma	$(0.05)	$(0.22)	$0.03	$0.05

Under the Stock Plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options are granted periodically throughout the year and generally vest ratably over two to four years. At September 30, 2002, approximately 1.9 million shares were available for future grants to employees, directors or consultants.

The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, the attribution method with respect to a graded vesting schedule and the following assumptions:

		Year ended December 31,

	Nine months ended
Black-Scholes Assumptions & Fair Value	September 30, 2002	2001	2000

Expected Volatility	69.1%	67.6%	88.0%
Dividend Yield	0.0%	0.0%	0.0%
Risk Free Interest Rate	2.95 to 3.35%	2.28 to 4.60%	4.91 to 5.11%
Weighted Average Expected Option Term	4.5 yrs	4.0 yrs	4.0 yrs
Weighted Average Fair Value of Option Granted	$10.77	$11.46	$21.96

A summary of the status of the Company’s stock option activity is presented below:

			Year ended December 31,
	Nine months ended
	September 30, 2002		2001		2000

		Average		Average		Average
		Exercise		Exercise		Exercise
(in thousands, except exercise price)	Shares	Price	Shares	Price	Shares	Price

Beginning of Period	9,376	$22.96	12,903	$28.31	7,335	$27.73
Granted	3,071	$17.11	1,344	$16.86	9,045	$27.92
Exercised	(246)	$11.93	(975)	$14.88	(1,441)	$12.60
Forfeited	(818)	$26.45	(3,896)	$40.57	(2,036)	$35.63

End of Period	11,383	$21.40	9,376	$22.96	12,903	$28.31

The following table summarizes information about stock options outstanding at September 30, 2002:

	Options Outstanding			Options Exercisable

	Number	Remaining	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)			(in thousands)
$0.2425 - $12.8125	2,397	7.63	$12.3766	1,150	$12.0079
$12.8661 - $15.6406	1,331	7.06	$14.3491	873	$14.5333
$15.7656 - $17.1500	2,504	9.57	$17.0678	950	$17.1388
$17.1875 - $25.0000	2,502	8.15	$21.1205	1,664	$21.4936
$25.3700 - $59.8750	2,649	5.87	$37.8300	2,269	$38.0346

Stock Option Repricing

During the fourth quarter of 2001, the Company authorized the implementation of an option exchange program pursuant to which our current employees would have the opportunity to exchange their outstanding options to purchase shares of our common stock for new stock option grants to be made to them at a later date. The strike price for the new stock option grants was subject to market risk, in that the price could have been higher than the strike price of the options tendered. Outstanding stock options granted between December 1, 1999 and May 31, 2000 under our 1990 Plan or our 1999 Plan were exchanged for new replacement options granted under our 1999 Plan during the second quarter of 2002. The number of shares of common stock subject to each new option were equal to two-thirds of the number of shares of common stock subject to the tendered option. Options for approximately 2,590,825 shares of common stock were eligible for participation in the option exchange program. At the conclusion of the option exchange program on October 12, 2001, the Company accepted for exchange and cancelled options to purchase an aggregate of 2,500,143 shares of our common stock. We issued new replacement options to purchase 1,607,114  shares of common stock in exchange for those cancelled options. The Company recorded no income or expense items related at the conclusion of the option exchange program.

8. Commitments and Contingencies

Off-Balance Sheet Financing — Synthetic Lease Arrangement

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

Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the Leases for the amount expended by the respective lessor to construct the facilities (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of the their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased facilities at the end of the lease term. The Company is liable to the lessor for the total amount financed if it defaults on its covenants (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). During the term of the Leases the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities or interest-bearing accounts, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral (approximately $72.8 million at September 30, 2002) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease (approximately $43.1 million at September 30, 2002) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. The Company is treated as the owner of these facilities for income tax purposes.

Purchase Commitments

The Company sub-contracts with other companies to manufacture its products. During the normal course of business the sub-contractors procure components based upon orders placed by the Company. If the Company cancels all or part of the order, the Company may still be liable to the sub-contractors for the cost of the components purchased by the sub-contractors for placement in its products. The Company periodically reviews the potential liability and the adequacy of the related reserve. The Company’s consolidated financial position and results of operations would be negatively impacted if the Company were required to compensate the sub-contract manufacturers in amounts in excess of the accrued liability.

Legal Proceedings

The Company and certain principal officers and directors were named as defendants in class action complaints filed in both the California Superior Court of the County of San Mateo on December 15, 1997, and the United States District Court for the Northern District of California on December 31, 1997 on behalf of purchasers of the common stock of the Company during the class period from April 10, 1997, through December 11, 1997. On August 30, 2001, the Federal Court dismissed the complaint filed in the United States District Court for the Northern District of California, leaving only the California Superior Court case. On September 4, 2002, the Company announced that it had decided to settled all claims pending against the Company and certain of its current and former officers and directors in the California case. The Company incurred a charge to net income in the third quarter of 2002 of $4.4 million ($3.1 million, net of taxes) or $0.06 per weighted average share, including legal fees and costs related to the settlement. There is no change in the company’s view that the lawsuit was without merit. However, the Company determined that settling the suit was in the best interests of the Company and its shareholders.

Additionally, in January 1999, two class action complaints were filed, and subsequently consolidated into one case, in the United States District Court for the Northern District of California against Splash Technology Holdings, Inc. (“Splash), a company acquired by the Company in October 2000, and certain of its officers on behalf of purchasers of the common stock of Splash during the class period from January 7, 1997 through October 13, 1998. The complaints alleged violations of securities laws during the class period. On August 28, 2001, the Court dismissed the complaint with prejudice. The plaintiffs have appealed that ruling. The Company believes these lawsuits are without merit and intends to continue to defend the actions vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and its customers for allegedly infringing his soon to be issued patent and for allegedly misappropriating his alleged trade secrets. The Company believes Mr. Coyle’s claims are without merit and on December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor has it infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California court dismissed the Company’s complaint citing the Court’s lack of jurisdiction over Mr. Coyle. The Company has filed an appeal of the Court’s dismissal with the Federal Circuit Court of Appeals in Washington, D.C.

On February 26, 2002, one of Mr. Coyle’s companies, J & L Electronics, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law, and related causes of action. On April 22, 2002, the Company filed a motion to dismiss the Nevada complaint. The motion is still pending. The complaint seeks unspecified damages. The Company denies all of the allegations and management believes this lawsuit is without merit and intends to defend the actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

On September 16, 2002, ArrivalStar, Inc., a Delaware corporation, filed a complaint in the U.S. District Court for the Northern District of Georgia against fourteen defendants, including the Company, alleging that each of the defendants has infringed one or more claims of six identified patents owned by the plaintiff. The complaint alleges that the defendants infringe the patent claims by providing vehicle location communication services, arrival notifications and other related services. The complaint seeks damages, costs and an injunction. Based on an initial review of the complaint, the Company believes that the plaintiff’s claims against it are without merit and intends to vigorously defend itself in this litigation.

In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company’s business or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis and the audited consolidated financial statements of the Company and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the entire fiscal year ended December 31, 2002. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company’s results, please see the section entitled “Factors that Could Adversely Affect Performance” below and in the Company’s 2001 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Results of Operations

The following tables set forth items in the Company’s consolidated statements of income as a percentage of total revenue for the three and nine months ended September 30, 2002 and 2001 and the percentage change from 2002 over 2001. These operating results are not necessarily indicative of results for any future period.

	Three Months ended September 30,				%
					change
	2002		2001		2002
					over
(in millions, unaudited)	$	%	$	%	2001

Revenue	$92.6	100%	$127.0	100%	(27)%
Cost of revenue	43.4	47%	68.0	54%	(36)%

Gross profit	49.2	53%	59.0	46%	(17)%

Research and development	23.0	25%	23.3	18%	(1)%
Sales and marketing	12.8	14%	14.0	11%	(9)%
General and administrative	5.4	6%	6.2	5%	(13)%
Amortization of goodwill and other intangibles	1.2	1%	3.1	2%	(61)%

Total operating expenses	42.4	46%	46.6	36%	(9)%

Income from operations	6.8	7%	12.4	10%	(45)%

Other income , net	2.7	3%	4.8	4%	(44)%
Non-recurring charges	4.4	5%	—	—	n/a

Income before income taxes	5.1	5%	17.2	14%	(70)%
Provision for income taxes	1.5	1%	6.1	5%	(75)%

Net income	$3.6	4%	$11.1	9%	(67)%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine Months ended September 30,				%
					change
	2002		2001		2002
					over
(in millions, unaudited)	$	%	$	%	2001

Revenue	$259.5	100%	$412.0	100%	(37)%
Cost of revenue	126.9	49%	226.1	55%	(44)%

Gross profit	132.6	51%	185.9	45%	(29)%

Research and development	68.4	26%	75.0	18%	(9)%
Sales and marketing	37.6	15%	44.9	11%	(16)%
General and administrative	16.4	6%	19.3	5%	(15)%
Amortization of goodwill and other intangibles	3.2	1%	9.2	2%	(65)%

Total operating expenses	125.6	48%	148.4	36%	(15)%

Income from operations	7.0	3%	37.5	9%	(81)%

Other income , net	9.0	3%	13.1	3%	(31)%
Non-recurring charges	4.4	2%	—	—	n/a

Income before income taxes	11.6	4%	50.6	12%	(77)%
Provision for income taxes	3.5	1%	17.9	4%	(80)%

Net income	$8.1	3%	$32.7	8%	(75)%

Revenue

Revenue decreased by 27% to $92.6 million in the three-month period ended September 30, 2002, compared to $127.0 million in the three-month period ended September 30, 2001. The corresponding unit volume decreased by 32%. Revenue decreased by 37% to $259.5 million in the nine-month period ended September 30, 2002, compared to $412.0 million in the nine-month period ended September 30, 2001. The corresponding unit volume decreased by 46%. While both the quarter and year-to-date volumes and revenues show declines from the corresponding periods in the prior year, the third quarter sales have increased over the first and second quarters of 2002. The sequential revenue increases have been the strongest in the stand-alone color server category and in sales of products in the Americas.

The Company’s revenue is principally derived from four major categories. The first category is made up of stand-alone servers which connect digital color copiers with computer networks. This category includes products such as the Fiery X3, X4, Z4, Z5, Z18 and Q4000. The second category consists of embedded desktop controllers, bundled color solutions. chipset solutions and software RIPs primarily for the office market. The third category consists of controllers for digital black and white products. The fourth category consists of spares, licensing of certain products, eBeam, software solutions, and Unimobile.

The following is a break-down of categories by revenue, both in terms of absolute dollars and as a percentage (%) of total revenue. Also shown is volume as a percentage (%) of total units shipped by product.

	Three months ended September 30,

	2002		2001
					%
(in millions)	$	%	$	%	change

Stand-alone Color Servers	$44.6	48%	$50.9	41%	(12)%
Embedded & Design-licensed Color Solutions	25.5	27%	39.7	31%	(36)%
Digital Black and White Solutions	12.6	14%	20.7	16%	(39)%
Other Sources	9.9	11%	15.7	12%	(37)%

Total Revenue	$92.6	100%	$127.0	100%	(27)%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine months ended September 30,

	2002		2001
					%
(in millions)	$	%	$	%	change

Stand-alone Color Servers	$121.1	47%	$163.9	40%	(26)%
Embedded & Design-licensed Color Solutions	73.8	28%	123.8	30%	(40)%
Digital Black and White Solutions	34.0	13%	81.2	20%	(58)%
Other Sources	30.6	12%	43.1	10%	(29)%

Total Revenue	$259.5	100%	$412.0	100%	(37)%

Stand-alone Color Servers

The category of stand-alone color servers connecting to digital color copiers made up 48% of total revenue and 15% of total unit volume for the three-month period ended September 30, 2002. For the same period a year ago, it made up 41% of total revenue and 12% of total unit volume. For the nine-month period ended September 30, 2002, this category made up 47% of total revenue and 16% of total unit volume, compared to 40% of total revenue and 10% of total unit volume during the nine-month period ended September 30, 2001, a decrease of 26% in revenue and 19% in volume. While the economic slowdown is reflected in the reduced revenues in 2002 as compared to 2001, sales in this category increased over the prior quarter. The increase was partially fueled by new product introductions, but included most products in this category. The products in this category continue to offer higher margins relative to the other product lines.

Embedded and Design licensed Color Solutions

While the stand-alone color server category experienced sequential growth during the third quarter of 2002, the desktop color printing devices continued to experience flat sales. Desktop color printing devices are viewed as a discretionary item in offices and homes where they are principally found and until the economy has stabilized, no material growth is expected in this category. The category of embedded desktop controllers, bundled color solutions, design licensed solutions and software RIPs made up 27% of total revenue and 41% of total unit volume in the third quarter of 2002. This category made up 31% of total revenue and 53% of total unit volume in the third quarter of 2001, a decrease in revenue of 36% and in volume of 47%. For the nine-month period ended September 30, 2002, this category contributed 28% of total revenue and 43% of total volume, a decrease of 40% and 56%, respectively, over the nine-month contributions of 30% of total revenue and 53% of total volume in 2001. In some cases, our OEM partners have opted to pay royalties for design licensing and manufacture the complete boards themselves, rather than purchase boards manufactured by us. This has resulted in a lower revenue per unit, but a higher gross margin percentage and, in most cases, the same absolute gross margin dollars for the chipsets. The decline in this category can be attributed to OEM partners relying increasingly on internally developed products, rather than purchasing products designed by the Company and by the economic downturn causing reductions in enterprise spending.

Digital Black-and-white Solutions

This category consists of digital black-and-white controllers and chip sets. The digital black-and-white solutions category made up 14% of total revenue and 34% of total unit volume in the three-month period ended September 30, 2002, a decrease of 39% in revenue and 16% in volume from the same quarter a year ago when it made up 16% of total revenue and 27% of total unit volume. For the nine-month period ended September 30, 2002 the digital black-and-white controller category made up 13% of total revenue and 34% of total unit volume, compared to 20% of total revenue and 31% of total unit volume during the nine-month period ended September 30, 2001, or a decrease in revenue of 58% and in volume of 39%. The decline in this category can be attributed to OEM partners relying increasingly on internally developed products, rather than purchasing products designed by the Company and by the economic downturn causing reductions in enterprise spending.

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

The Company also believes that in addition to the factors described above, price reductions for all of its products will affect revenues in the future. The Company has previously and may in the future reduce prices for its products. Depending upon the price-elasticity of demand for the Company’s products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company’s revenues and profits. While the Company has managed to improve gross margins over the last 7 quarters, it may not be able to continue this trend. If the Company is not able to compensate for lower gross margins that result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the Company’s revenue in the future depends more upon sales of products with relatively lower gross margins (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

Shipments by geographic area for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001 were as follows:

	Three months ended September 30,

	2002		2001
					%
(in millions)	$	%	$	%	change

North America	$51.7	56%	$67.9	54%	(24)%
Europe	26.2	28%	38.6	30%	(32)%
Japan	9.6	10%	15.6	12%	(39)%
Rest of World	5.1	6%	4.9	4%	4%

Total Revenue	$92.6	100%	$127.0	100%	(27)%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine months ended September 30,

	2002		2001
					%
(in millions)	$	%	$	%	change

North America	$138.1	53%	$202.3	49%	(32)%
Europe	77.6	30%	145.1	35%	(47)%
Japan	30.7	12%	50.5	12%	(39)%
Rest of World	13.1	5%	14.1	4%	(7)%

Total Revenue	$259.5	100%	$412.0	100%	(37)%

Shipments to all areas except the Rest of World area, which includes Australia and the Asia Pacific region, have decreased from the same quarter a year ago. When comparing revenues for the nine months ended September 30, 2002 to the same period a year ago, the greatest decrease has come from Europe, which reflects the economic slowdown being experienced in Europe. Continuing negative or worsening worldwide economic conditions will have an adverse impact on the Company’s results of operations in the future.

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

Substantially all of the revenue for the last three years was attributable to sales of products through the Company’s OEM channels with such partners as Canon, Epson, Fuji-Xerox, IBM, Hewlett-Packard, Kodak/Danka Business Systems, Konica, Lanier, Minolta, Océ, Ricoh, Sharp, Toshiba, Xerox and others. During 2002, the Company has continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with OEM partners, as evidenced by the introduction of PrintMe with multiple partners. The Company relied on two OEM customers, Canon and Xerox, for 62% and 58% of its revenue in the aggregate for the three-month and nine-month periods ended September 30, 2002, respectively. The Company relied on four OEM customers (Canon, Xerox, Ricoh and Minolta) for 75% of its revenue in the three-month period ended September 30, 2001 and 79% of its revenue for the nine-month period ended September 30, 2001. No assurance can be given that the Company’s relationships with these OEM partners will continue. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience and has experienced a significant negative impact on its consolidated financial position and results of operations.

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

Gross Margins

The Company’s gross margins were 53% and 51% for the three-month and nine-month periods ended September 30, 2002, respectively. For the three-month and nine-month periods ended September 30, 2001, gross margins were 46% and 45%, respectively. The increase in gross margin was attributable to a change in product mix, with products with higher margins, such as stand-alone color servers and software solutions, comprising a larger share of the total sales. The move by our OEM partners to pay royalties for design licenses has increased our gross margin percentage, and in many cases, increased the absolute gross margin dollars.

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

Operating Expenses

Operating expenses decreased by 9% in the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. For the nine-month period ended September 30, 2002 operating expenses decreased by 15% when compared to the same period in 2001. Decreases in operating expenses in absolute dollars of $4.2 million for the three-month comparison and $22.8 million for the nine-month comparison, were primarily achieved by controlled spending and the elimination of goodwill amortization of approximately $2.0 million and $6.0 million respectively. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets and ceased amortizing goodwill.

The Company anticipates that operating expenses should remain relatively stable or increase slightly in absolute dollars and as a percentage of revenue for the next year.

The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses, facility costs and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $23.0 million or 25% of revenue for the three-month period ended September 30, 2002 compared to $23.3 million or 18% of revenue for the three-month period ended September 30, 2001. For the nine-month period ended September 30, 2002, research and development expenses were $68.4 million or 26% of revenue compared to $75.0 million or 18% of revenue for the same period in 2001. The 9% decrease in the nine-month period comparison were primarily comprised of reduced personnel expenses, including recruiting expenses, reduced consultant costs, reduced equipment costs and reduced facility costs. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success and intends to continue to devote substantial resources to research and new product development efforts. Accordingly, the Company expects that its research and development expenses may not decrease in absolute dollars and also as a percentage of revenue in future quarters.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for the three-month period ended September 30, 2002 were $12.8 million or 14% of revenue compared to $14.0 million or 11% of revenue for the three months ended September 30, 2001. The decrease in absolute dollars of $1.2 million is due primarily to reduced personnel expenses, including travel and recruiting expenses, decreased promotional expense and reduced facility costs. Sales and marketing expenses for the nine-month period ended September 30, 2002 were $37.6 million or 15% of revenue compared to $44.9 million or 11% of revenue for the nine months ended September 30, 2001. Reduced personnel expenses, including travel and recruiting expenses, decreased promotional expenses and decreased facility costs all contribute to the $7.3 million decrease in absolute dollars. The Company expects that its sales and marketing expenses may increase in absolute dollars as it continues to actively promote its products, introduce new products and services and continue to build its sales and marketing organization, particularly in Europe and Asia Pacific, including Japan. As the Company expands its direct sales efforts in the commercial printing market and the mobile solutions markets, increases may be seen in sales and marketing expenses, both as a percentage of revenue and in absolute dollars.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $5.4 million or 6% of revenue for the three-month period ended September 30, 2002, compared to $6.2 million or 5% of revenue for the three-month period ended September 30, 2001. Decreased employee-related expense, reduced utility expense and decreased building rental expense partially offset by increased consultant costs account for most of the $0.8 million decrease in absolute dollars. General and administrative expenses were $16.4 million or 6% of revenue for the nine-month period ended September 30, 2002, compared to $19.3 million or 5% of revenue for the nine-month period ended September 30, 2001. Decreased employee-related expense, reduced utility expense and decreased building rental expense account for most of the $2.9 million decrease in absolute dollars. The Company expects that compliance costs, including consultant costs, will increase as more corporate governance regulations are promulgated.

Amortization of Goodwill and Purchased Intangibles

For the three-month and nine-month periods ended September 30, 2002, amortization of purchased intangibles was $1.2 million and $3.2 million, respectively, or 1% of revenue. Amortization of goodwill and other intangibles was $3.1 million or 2% of revenue for the three months ended September 30, 2001 and $9.2 million or 2% of revenue for the nine months ended September 30, 2001. The Company expects amortization of purchased intangibles will continue at the present rate of approximately $1.1 million per quarter for the remainder of 2002. SFAS No. 142, issued in July, 2001, requires, among other things, the discontinuance of goodwill amortization for fiscal years beginning after March 15, 2001. Upon adoption of the standard in

January 2002, the Company ceased amortizing goodwill and began periodic testing of goodwill for impairment. The first test of impairment was completed in the second quarter of 2002 at which time the Company did not identify any impairment of goodwill. Net unamortized goodwill at September 30, 2002 was $43.6 million. No additional goodwill was recorded upon the acquisition of Unimobile, Inc.

Other Income, net

Other income,net relates primarily to interest income and expense, and gains and losses on foreign currency transactions. Other income of $2.7 million for the three-month period ended September 30, 2002 decreased by 44% from $4.8 million for the three-month period ended September 30, 2001. For the nine months ended September 30, 2002, other income, net decreased 31% to $9.0 million from $13.1 million for the nine-months ended September 30, 2001. The decrease is largely the result of the short-term nature of our investments and the fact that reinvestment rates are much lower than the rates on instruments that have reached maturity and are being reinvested.

Non-recurring Charges

The non-recurring charges consists of the settlement of a class-action lawsuit for $4.4 million, including legal fees and other related costs. While there has been no change in the Company’s view that the lawsuit had no merit, it determined that settlement of the lawsuit was in the best interest of the Company and its shareholders.

Income Taxes

The Company’s effective tax rate was 30% for the three- and nine-month periods ended September 30, 2002 and 35.5% for the three- and nine-month periods ended September 30, 2001. In each of these periods, the Company benefited from tax-exempt interest income and the utilization of research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. The rate decreased in 2002 as a result of both the elimination of non-deductible goodwill amortization due to the implementation of SFAS No. 142 and increased benefits related to the generation of tax-exempt interest income due to lower pre-tax income.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased by $18.1 million to $469.3 million as of September 30, 2002, from $451.2 million as of December 31, 2001. The short-term investments include $56.8 million of funds collateralizing a synthetic lease (see discussion below). Working capital increased by $13.8 million to $451.8 million as of September 30, 2002, up from $438.0 million as of December 31, 2001. These increases are primarily the result of net income, changes in balance sheet components and the exercise of employee stock options.

Net cash provided by operating activities was $22.7 million for the nine-month period ended September 30, 2002. The Company invests cash in excess of its operating needs in short-term investments, mainly municipal securities. Purchases in excess of sales of short-term and restricted investments were $28.0 million for the nine-month period ended September 30, 2002. Our restricted investments have been moved from short-term securities to a LIBOR-based interest bearing account as part of the completion of construction of the second building under our synthetic lease. The settlement of a class-action lawsuit used $4.4 million of the Company’s cash. In addition, the Company used $1.7 million of cash to acquire Unimobile, Inc. and to pay an additional $0.2 million related to acquisitions made in 2001. The Company’s capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company’s operations. The Company purchased approximately $7.9 million of facilities, equipment and furniture, net of disposals during the nine-month period ended September 30, 2002.

Net cash provided by financing activities of $7.0 million in the nine-month period ended September 30, 2002, was primarily the result of exercises of common stock options and the tax benefits to the Company associated with those exercises and the issuance of stock under the Company’s Employee Stock Purchase Plan.

Off-Balance Sheet Financing — Synthetic Lease Arrangement

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

Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the Leases for the amount expended by the respective lessor to construct the facilities (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of the their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased facilities at the end of the lease term. The Company is liable to the lessor for the total amount financed if it defaults on its covenants (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). During the term of the Leases the Company must maintain a minimum tangible net worth. In addition, the Company has pledged certain marketable securities or interest-bearing accounts, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral (approximately $72.8 million at September 30, 2002) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease (approximately $43.1 million at September 30, 2002) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. The Company is treated as the owner of these facilities for income tax purposes.

Purchase Commitments

The Company sub-contracts with other companies to manufacture its products. During the normal course of business the sub-contractors procure components based upon orders placed by the Company. If the Company cancels all or part of the order, the Company may still be liable to the sub-contractors for the cost of the components purchased by the sub-contractors for placement in its products. The Company periodically reviews the potential liability and the adequacy of the related reserve. The Company’s consolidated financial position and results of operations would be negatively impacted if the Company were required to compensate the sub-contract manufacturers in amounts in excess of the accrued liability.

Legal Proceedings

The Company and certain principal officers and directors were named as defendants in class action complaints filed in both the California Superior Court of the County of San Mateo on December 15, 1997, and the United States District Court for the Northern District of California on December 31, 1997 on behalf of purchasers of the common stock of the Company during the class period from April 10, 1997, through December 11, 1997. On August 30, 2001, the Federal Court dismissed the complaint filed in the United States District Court for the Northern District of California, leaving only the California Superior Court case. On September 4, 2002, the Company announced that it had decided to settled all claims pending against the Company and certain of its current and former officers and directors in the California case. The Company incurred a charge to net income in the third quarter of 2002 of $4.4 million ($3.1 million, net of taxes) or $0.06 per weighted average share, including legal fees and costs related to the settlement. There is no change in the company’s view that the lawsuit was absolutely without merit. However, EFI determined that settling the suit was in the best interests of the company and its shareholders.

Additionally, in January 1999, two class action complaints were filed, and subsequently consolidated into one case, in the United States District Court for the Northern District of California against Splash Technology Holdings, Inc. (“Splash), a company acquired by the Company in October 2000, and certain of its officers on behalf of purchasers of the common stock of Splash during the class period from January 7, 1997 through October 13, 1998. The complaints alleged violations of securities laws during the class period. On August 28, 2001, the Court dismissed the complaint with prejudice. The plaintiffs have appealed that ruling. The Company believes these lawsuits are without merit and intends to continue to defend the actions vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and its customers for allegedly infringing his soon to be issued patent and for allegedly misappropriating his alleged trade secrets. The Company believes Mr. Coyle’s claims are without merit and on December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor has it infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California court dismissed the Company’s complaint citing the Court’s lack of jurisdiction over Mr. Coyle. The Company has filed an appeal of the Court’s dismissal with the Federal Circuit Court of Appeals in Washington, D.C.

On February 26, 2002, one of Mr. Coyle’s companies, J & L Electronics, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law, and related causes of action. On April 22, 2002, the Company filed a motion to dismiss the Nevada complaint. The motion is still pending. The complaint seeks unspecified damages. The Company denies all of the allegations and management believes this lawsuit is without merit and intends to defend the actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

On September 16, 2002, ArrivalStar, Inc., a Delaware corporation, filed a complaint in the U.S. District Court for the Northern District of Georgia against fourteen defendants, including the Company, alleging that each of the defendants has infringed one or more claims of six identified patents owned by the plaintiff. The named defendants are Delta Air Lines, Inc.; Sabre, Inc.; Travelocity.com, L.L.P.; The City of Atlanta; Worldspan, L.L.P.; Flytecomm Corporation; Centerpost Corporation; Continental Airlines, Inc.; Japan Air Lines Company, Ltd.; American Airlines, Inc.; Roadway Express, Inc.; EFI; American Express Company; and SITA Information Networking Computing USA, Inc. The complaint alleges that the defendants infringe the patent claims by providing vehicle location communication services, arrival notifications and other related services. The complaint seeks damages, costs and an injunction. Based on an initial review of the complaint, the Company believes that the plaintiff’s claims against it are without merit and intends to vigorously defend itself in this litigation.

In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company’s business or financial condition.

The Company believes that its existing capital resources, together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 2002. The Company has sufficient cash and short-term investments to fund operating expenses through at least 2004.

Factors That Could Adversely Affect Performance

Our performance may be adversely affected by the following factors:

We rely on sales to a relatively small number of OEM partners, and the loss of any of these customers could substantially decrease our revenues

Because we sell our products primarily to our OEM partners, we rely on high sales volumes to a relatively small number of customers. We expect that we will continue to depend on these OEM partners for a significant portion of our revenues. If we lose an important OEM or we are unable to recruit additional OEMs, our revenues may be materially and adversely affected. We cannot assure you that our major customers will continue to purchase our products at current levels or that they will continue to purchase our products at all. Our OEM partners may elect and have elected in some cases to develop products on their own, rather than purchase our products. In addition, our results of operations could be adversely affected by a decline in demand for copiers or laser printers, other factors affecting our major customers, in particular, or the computer industry in general. Xerox, our second largest customer, has in the past experienced serious financial difficulties in their business. If Xerox continues to face such difficulties, our profitability would be materially and adversely affected through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to Xerox products.

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

We establish expenditure levels for operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Accordingly, if sales to our OEM customers are below expectations in any given quarter, the adverse impact of the shortfall in revenues on operating results may be increased by our inability to adjust spending in the short term to compensate for this shortfall.

If we are unable to develop new products, or execute product introductions on a timely basis, our future revenue and operating results may be harmed

Our operating results depend to a significant extent on continual improvement of existing technologies and rapid innovation of new products and technologies. Our success depends not only on our ability to predict future requirements, but also to develop and introduce new products that successfully address customer needs. Any delays in the launch or availability of new products we are planning could harm our financial results. During transitions from existing products to new products, customers may delay or cancel orders for existing products. Our results of operations may be adversely affected if we cannot successfully manage product transitions or provide adequate availability of products after they have been introduced.

We must continue to make significant investments in research and development in order to enhance performance and functionality of our products, including product lines different than our Fiery, Splash and EDOX servers and embedded controllers. We cannot assure you that we will successfully identify new product opportunities, develop and introduce new products to market in a timely manner, and achieve market acceptance of our products. Also, when we decide to develop new products, our research and development expenses generally increase in the short term without a corresponding increase in revenue. Finally, we cannot assure you that products and technologies developed by our own customers and others will not render our products or technologies obsolete or noncompetitive.

We license software used in most of our products from Adobe Systems Incorporated, and the loss of this license would prevent us from shipping these products

Under our license agreements with Adobe, we are required to obtain a separate license for each type of copier or printer used with a Fiery Server or Controller from Adobe for the right to use Adobe PostScript™ software in our products. To date, we have successfully obtained licenses to use Adobe’s PostScript™ software for our products, where required. We cannot assure you that Adobe will continue to grant future licenses to Adobe PostScript™ software on reasonable terms, in a timely manner, or at all. In addition, we cannot assure you that Adobe will continue to give us the quality assurance approvals we are required to obtain from Adobe for the Adobe licenses. If Adobe does not grant us such licenses or approvals, if the Adobe license agreements are terminated, or if our relationship with Adobe is otherwise materially impaired, we would be unable to sell products that incorporate Adobe PostScript™ software, and our financial condition and results of operations would be materially and adversely affected. In some products we have introduced substitute software developed internally. We plan on expanding the number of products using this internally developed software, however there can be no guarantee that these products will meet market acceptance.

If the demand for products that enable color printing of digital data continues to decrease, our sales revenue will likely decrease

Our products are primarily targeted at enabling the printing of digital data. Demand for networked printers and copiers containing our technology decreased in 2001 and has continued to decrease throughout 2002 due to the global economic downturn. We cannot assure you that demand will level off or increase in the future, nor can we assure you that the demand will level off or increase for the specific OEM printers and copiers that utilize our products. If demand for digital printing products and services containing our technology continues to decline, or if the demand for our OEMs specific printers or copiers for which our products are designed should continue to decline, our sales revenue will be adversely affected. We sell products that are large capital expenditures as well as discretionary purchase items for our customers. In difficult economic times such as we are now experiencing, spending on information technology is often decreased. As our products are of a more discretionary nature than many other technology products, we may be more adversely impacted by deteriorating general economic conditions than other technology firms. We are subject to economic sensitivity that has harmed and could, in the future, harm our results of operations. We believe that demand for our products may also be affected by a variety of economic conditions and considerations, and we cannot assure you that demand for our products or our customers’ products will continue or improve from current levels.

If we enter new markets or distribution channels this could result in higher operating expenses that may not be offset by increased revenues

We continue to explore opportunities to develop product lines different from our current servers and embedded controllers, such as our new line of graphics arts software products, Velocity software products, eBeam, PrintMe Networks and Unimobile, among others. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services or if we will generate sufficient revenues from these activities to offset the additional operating expenses we incur. In addition, even if we are able to introduce new products or services, the lack of marketplace acceptability of these new products or services may adversely impact the Company’s operating results.

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

Many of our OEM partners themselves internally develop and sell products that compete directly with our current products. These OEMs may be able to develop more quickly than we can products similar to ours that are compatible with their own products. These OEMs have chosen and may continue to chose to market their own products, even if these products are technologically inferior, have lower performance or cost more. We cannot assure you that we will be able to successfully compete against similar products developed internally by our OEMs or against their financial and other resources, particularly in the black and white product market. If we cannot compete successfully against our OEMs’ internally developed products, our business may be harmed.

If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion

We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley where competition among companies to hire engineering and technical professionals has historically been intense. In times of professional labor imbalances, it may be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees. We offer a broad-based equity compensation plan based on granting options from shareholder-approved plans in order to be competitive in the labor market. If shareholders do not approve additional shares for these plans for future grants, it will be difficult for us to hire and retain skilled employees. If we cannot successfully hire and retain employees, we may not be able to develop products or to meet demand for our products in a timely fashion and our results of operations may be adversely impacted.

Our operating results may fluctuate based upon many factors, which could adversely affect our stock price

We expect our stock price to vary with our operating results and, consequently, fluctuations in our results could adversely affect our stock price. Operating results may fluctuate due to

•	varying demand for our products;

•	success and timing of new product introductions;

•	changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;

•	price reductions by us and our competitors;

•	delay, cancellation or rescheduling of orders or projects;

•	product performance;

•	availability of key components, including possible delays in deliveries from suppliers;

•	the status of our relationships with our OEM partners;

•	the performance of third-party manufacturers;

•	the status of our relationships with our key suppliers;

•	the financial and operational condition of OEM partners and key suppliers;

•	potential excess or shortage of employees;

•	competition from OEMs;

•	changes in product mix;

•	costs associated with complying with any applicable governmental regulations and

•	general economic conditions.

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

We attempt to hire additional employees to match growth in projected demand for our products. If actual demand is lower than our projections as has occurred in the recent past, we likely will have hired too many employees and we will therefore incur expenses that we need not have incurred and our financial results may be harmed. If demand exceeds our projections, we likely will have hired too few employees and may not be able to meet demand for our products and our sales revenue may be lower. Projecting demand is difficult in our business and no assurances can be provided that we will accurately project demand. If we cannot successfully manage our growth, our results of operations may be harmed.

The value of our investment portfolio will decrease if interest rates increase

We have an investment portfolio of mainly fixed income securities classified as available-for-sale securities. As a result, our investment portfolio is subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure to interest rate risk by investing in securities with maturities of less than 3 years; however, we may be unable to successfully limit our risk to interest rate fluctuations and this may cause our investment portfolio to decrease in value.

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

We face risks from our international operations and from currency fluctuations

Approximately 47% and 51% of our revenue from the sale of products for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

Given the significance of our export sales to our total product revenue, we face a continuing risk from the fluctuation of the U.S. dollar versus the Japanese yen, the Euro and other major European currencies, and numerous Southeast Asian currencies. Although we typically invoice our customers in U.S. dollars, when we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar. Our products may become expensive in the local currency of our customers, thereby reducing our ability to sell our product. We attempt to limit or hedge these exposures through operational strategies and financial market instruments where we consider it appropriate. To date we have mostly used forward contracts to reduce our risk from interest rate and currency fluctuations. However, our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

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

However, if we see tightened OEM inventory levels in the field, the typical reduction in fourth quarter sales could be pushed into the first quarter. With lower inventory, our sales will more closely mirror those of our partners, who traditionally have slow first quarters.

As a result of these factors, we believe that period to period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. We anticipate that future operating results may fluctuate significantly due to the continuation or changes in this seasonal demand pattern.

We may make acquisitions and acquisitions involve numerous risks

We seek to develop new technologies and products from both internal and external sources. As part of this effort, we may make, and have in the past made, acquisitions of other companies or other companies’ assets. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of operations, technologies, or products;

•	risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	potential loss of key employees of the acquired company;

•	possible expense overruns;

•	adverse reaction by customers, suppliers or partners of the acquired company or EFI; and

•	risk of changes in ratings by stock analysts.

Mergers and acquisitions of companies are inherently risky, and we cannot assure you that our previous or future acquisitions will be successful and will not harm our business, operating results, financial condition, or stock price.

We may incur losses on our equity investments

We have a fund to invest, either directly or through outside funds, in the equity securities of privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We have already recognized investment losses and could lose part of or all of our investments in the future.

The location and concentration of our facilities subjects us to the risk of earthquakes, floods or other natural disasters

Our corporate headquarters, including most of our research and development facilities and manufacturing operations, are located in the San Francisco Bay Area, an area known for seismic activity. This area has also experienced flooding in the past. In addition, many of the components necessary to supply our products are purchased from suppliers subject to risk from natural disasters, based in areas including the San Francisco Bay Area, Taiwan, and Japan. A significant natural disaster, such as an earthquake or a flood, could harm our business, financial condition, and operating results.

We are dependent on sub-contractors to manufacture and deliver products to our customers

We subcontract with other companies to manufacture our products. We rely on the ability of our subcontractors to produce products to be sold to our customers, and while we closely monitor our subcontractors performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. The weakened economy has affected many of the subcontractors who are able to manufacture our products. This has resulted in either the dissolution of companies or the merger of one or more of them. We also cannot assure you that difficulties experienced by our subcontractors, including financial problems, and the inability to make or ship our products or fix quality assurance problems, would not harm our business, operating results, or financial condition. If we decide to change subcontractors we could experience delays in setting up new subcontractors which would result in delay in delivery of our products. We have a high concentration of our products manufactured at a single subcontractor location, Sanmina in Colorado. Should Sanmina experience any inability to manufacture or deliver product from this location our business, financial condition and operations could be harmed.

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

We face the risk of decreased revenues in light of ongoing economic uncertainty

The revenue growth and profitability of our business depends significantly on the overall demand for information technology products such as ours that enable printing of digital data. Softening demand for these products caused by ongoing economic uncertainty and reduced spending in the United States and other regions where we conduct business has resulted, and may further result, in decreased revenues, earnings levels or growth rates or inventory write downs. The United States and global economy, and particularly the markets for our products have weakened substantially over the past two years and market conditions continue to be challenging. This has resulted in individuals and companies delaying or reducing expenditures, including information technology expenditures. Further delays or reductions in information technology spending will have a material adverse effect on demand for our products and services, and consequently on our business, operating results, financial condition, prospects and stock price.

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

Foreign Exchange Contracts

In the past the Company has utilized forward foreign exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. The transactions hedged were intercompany accounts receivable and payable between the Company and its Japanese subsidiary. The periods of the forward foreign exchange contracts correspond to the reporting periods of the hedged transactions. Foreign exchange gains and losses on intercompany balances and the offsetting losses and gains on forward foreign exchange contracts are reflected in the income statement. The Company had no forward foreign exchange contracts outstanding as of September 30, 2002.

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.

The following table presents the hypothetical change in fair values in the financial instruments held by the Company at September 30, 2002 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.

This table estimates the fair value of the portfolio at a twelve month time horizon:

	Valuation of		Valuation of
	securities given an		securities given an
	interest rate		interest rate
	decrease of 100	No change in	increase of 100
(in thousands)	basis points	interest rates	basis points

Total Fair Market Value	$331,099	$328,723	$326,389

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits*

*	Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 are incorporated herein by reference.

(b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC

Date: November 12, 2002	/s/ Guy Gecht

Guy Gecht Chief Executive Officer (Principal Executive Officer)

/s/ Joseph Cutts

Joseph Cutts Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Guy Gecht, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Electronics for Imaging, Inc. (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Guy Gecht

Guy Gecht Chief Executive Officer (Principal Executive Officer)

I, Joseph Cutts, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Electronics for Imaging, Inc. (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Joseph Cutts

Joseph Cutts Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

*	Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 are incorporated herein by reference.