Form 10-K
period 2002-12-31
ELECTRONICS FOR IMAGING INC
filed 2003-03-31
CIK 867374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-18805

Electronics For Imaging, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3086355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Velocity Way, Foster City, CA (Address of principal executive offices)	94404 (Zip Code)

(650) 357-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑         No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold on June 28, 2002.

Common Stock, $.01 par value: $625,969,929**

     The number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2003.

Common Stock , $.01 par value: 54,797,037

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 22, 2003 are incorporated by reference into Part III hereof.

**	Based upon the last trade price of the Common Stock reported on the Nasdaq National Market on June 28, 2002. Excludes approximately 14,870,354 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant’s outstanding Common Stock on December 31, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I

      This Annual Report on Form 10-K includes certain registered trademarks and tradenames of Electronics for Imaging, Inc. (“EFI” or “the Company”) and others. EFI, the EFI logo, EFI Fiery, eBeam, Fiery, the Fiery logo, Fiery Driven, the Fiery Driven logo, Fiery Driven and Design, Fiery Spark, ColorWise, RIP-While-Print, EDOX, Mousitometer, PrintMe, Spot-On, Spot-On and Design, Check Mate, Freedom of Press, Go Wide, Splash, Velocity and Solitaire are registered trademarks of Electronics for Imaging, Inc. with the U.S. Patent and Trademark Office, and/or other foreign jurisdictions. Advanced Secure Print Module, Fiery Prints, Fiery ZX, Fiery LX, Fiery SI, Fiery XJ, Fiery XJe, Fiery XJ-W, BookletMaker, Fiery Downloader, Fiery Graphic Arts Package, Fiery Scan, Fiery Spooler, Fiery FreeForm, Fiery Link, Fiery Driver, PowerWise Architecture, RIPChips, Splash, WebTools, WebSpooler, WebInstaller, WebStatus, Command Workstation, Continuous Print, DocBuilder, EFICOLOR, EFICOLOR Works, EFI Color Profiler Kit, FreeForm, Memory Multiplier, NetWise, STARR Compression, EDOX Profile Manager, RIP Ahead, Instant Reprint, Document Recovery, Sapphire, Opal, PrintMe, PrintMe Networks, Harmony, eBeam and Unimobile are trademarks of Electronics for Imaging, Inc. All other terms and product names may be registered trademarks or trademarks of their respective owners, and are hereby acknowledged.

      Certain of the information contained in this Annual Report on Form 10-K, including without limitation, statements made under this Part I, Item 1 “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” which are not historical facts, may include “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will” and similar expressions as they relate to the Company or its management are intended to identify such statements as “forward-looking statements.” Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, those factors discussed in Item 1 “Business — Competition,” in Item 7 “Management’s Discussion and Results of Operations — Factors That Could Adversely Affect Performance” and elsewhere in this Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission, including the Company’s most recent Quarterly Report on Form 10-Q. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 1:     Business

Filings

      The company files annual reports, quarterly reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that the company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the company, that file electronically with the SEC. The public can obtain any documents that the company files with the SEC at http://www.sec.gov.

      The corporation also makes available free of charge through its Internet website (http://www.efi.com) the company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the company electronically files such material with, or furnishes it to, the SEC.

General

      EFI was founded in 1989 by Efraim Arazi. EFI is a global provider of printing and imaging solutions and services and is focused on making printing and imaging related technology easy to use. EFI’s main focus involves the design and marketing of products that support color and black-and-white printing on a variety of peripheral devices. Its products incorporate hardware and software technologies that transform digital copiers and printers from many leading printer and copier manufacturers into networked printing devices that can be shared across workgroups. The Company’s products include stand-alone servers, which are connected to digital copiers and other peripheral devices, and controllers, which are embedded in digital copiers and desktop color laser printers. The Company sells its products primarily to original equipment manufacturers (“OEM”) in North America, Europe and Japan.

      The Company was founded to develop innovative solutions to enable color desktop publishing. In pursuit of this goal, the Company first developed the Fiery line of color servers (“Fiery Color Servers”) to enable in-house, short-production run color printing, together with application and system software to facilitate color correction and device-independent color. Fiery Color Servers are sophisticated, stand-alone computers that enable digital copier machines to accept, process, and print digital images from personal computers and computer networks. Historically, the Company primarily focused its efforts on its stand-alone Fiery Color Servers that supported printing on digital color copiers. The Company has since expanded its focus to include embedded solutions that support printing on a broader range of devices, including digital black-and-white copiers and desktop color laser and inkjet printers (“Fiery Controllers” and, together with Fiery Color Servers, “Fiery Products”). The Company has also developed stand-alone Fiery Color Servers for wide-format color inkjet printers and expanded its line of digital color servers through its merger with Management Graphics, Inc. (“MGI”) and its EDOX line of digital color servers (“EDOX Color Servers”) in 1999 and its acquisition of Splash Technology Holdings, Inc. (“Splash”) and Splash’s line of digital color servers (“Splash Color Servers” and together with Fiery Color Servers and EDOX Color Servers, “EFI Color Servers”) in 2000. In January 2003, the Company acquired Best GmbH (“Best”), a global software company providing products for the print and publishing markets. Best complements the Company’s strengths in graphic arts and workflow software, adding a range of pre-print, pre-press and remote proofing solutions to the Company’s portfolio of products. The Company also continues to promote other product lines such as eBeam, its first Internet appliance product, PrintMe Networks, an Internet printing solution and Unimobile wireless messaging software which the Company acquired through its acquisition of Unimobile, Inc. (“Unimobile”) in May 2002.

The Electronics for Imaging Solution

      The Company’s EDOX, Fiery and Splash brands of print servers transform digital copiers and printers into networked printing devices. Once networked, EFI-powered printers and copiers can be shared across workgroups, departments, the enterprise and the Internet to quickly and economically produce high-quality color and black-and-white documents. The Company develops products with a wide range of price and performance levels. The Company believes that consumers generally prefer color as evidenced by the migration of photographs, motion pictures, television and newspapers from black-and-white to color. In the personal computer field, EFI believes this preference is shown by the migration of personal digital assistants (“PDAs”) to color and the almost exclusive use of color monitors with color-oriented graphical user interfaces, application software and Internet content. In each of these cases, once the enabling technology developed sufficiently, consumer adoption of color quickly followed. The Company believes that consumers prefer color in documents created through desktop publishing. Until recently, however, the technology was not available to do this in a high quality, quick and cost-effective manner due to the complexity of accurate color reproduction. EFI’s Color Servers permit users of digital color copiers to transmit and convert digital data from a computer to a color copier so that the color copier can print high-quality color documents easily, quickly and cost-effectively. As a result, EFI’s Color Servers transform digital color copiers into fast, high-quality, networked color printers. The black-and-white copier market is migrating toward the development and use of digital black-and-white copiers. Thus, in addition to EFI Color Servers for digital color copiers, the Company has leveraged its technology to develop and manufacture other products that support both color and black-and-white printing. These products include: (i) Fiery Servers for digital black-and-white copiers;

(ii) Fiery Color Servers for wide-format inkjet printers; and (iii) embedded Fiery Controllers for digital black-and-white copiers and desktop color laser printers. The Company has expanded its product lines to include Web-enabled communication tools such as eBeam, PrintMe Networks and Unimobile products. See “Products and Technology.”

Growth and Expansion Strategies

      The Company’s overall objective is to continue to introduce new generations of controller products, new software applications, and other new product lines related to printing and imaging. With respect to its current products, the Company’s primary goal is to provide a range of processing and printing solutions that address broad sections of the color printing market and to continue to leverage its technology to enable digital black-and-white printing on additional peripheral devices including digital black-and-white copiers and multi-function devices. The Company’s strategy to accomplish these goals consists of five key elements.

Proliferate and Expand Product Lines

      The Company intends to continue to develop new products that are scalable and offer a broad range of features and performance when connected to, or integrated with, digital color and black-and-white copiers, as well as desktop color laser printers. Historically, the Company sold products that supported digital color copiers. In 1996 the Company expanded its line of color servers to drive a wide range of output devices including desktop color laser printers and wide-format color inkjet printers with poster-size output. In 1997, the Company further expanded the use of its technology, shipping its first products that supported black-and-white printing systems and copiers. The Company has continued to introduce new generations of its products including the Fiery ZX and Fiery X2 platforms in 1998, the Fiery Z4 and Fiery X4 platforms in 1999, the Fiery X3 and EDOX 2000 Document Server platforms in 2000 and the Fiery Z5 and Z18 platforms in 2001. In 2002, the Company introduced its next generation of products, including: the Fiery Q4000 platform, the Fiery X5 platform, the Splash G640 platform, and the EDOX 4 Document Server. By utilizing the advantages of these new platforms, the Company intends to continue to develop new products.

      The Company also intends to continue to develop new software applications that advance the performance and usability of its servers and embedded controllers. In 2000, the Company introduced the Velocity line of software designed to maximize workflow efficiencies. The Velocity line of products includes Velocity Balance, Velocity Build, Velocity Estimate and Velocity Scan, as well as the Harmony Software Developers Kit which enables users to develop custom applications that maximize the power, speed and throughput of copiers and printers powered by Fiery technology. In 2001, the Company developed and released additional software applications including, the Fiery Graphics Arts Package , the EFI Color Profiler Kit, variable data printing solutions, and the Advanced Secure Print Module. In 2002, the Company developed and released the Fiery System 5, the Data Center Package software, new prepress workflow technology, and enhancements to its Velocity workflow software, document security software and variable data printing software. See “Products and Technology — EFI Technology.” We expect to continue developing new software applications as well as acquiring new software applications through business combinations such as the Best acquisition in January 2003. The Company is seeking to develop, acquire or partner with other suppliers to provide a full digital workflow suite of products for the professional printing market.

Develop and Expand Web-Enabled Communication Tools

      The Company plans to continue to expand its product line to include Internet appliance products. In November, 1999, the Company introduced eBeam. eBeam converts a conventional whiteboard into a digital workspace, allowing users to capture whiteboard meeting-notes and diagrams in real time on their personal computers. Words and images can be viewed, edited and shared across the world using a standard web browser. In 2001, the Company introduced its third generation of eBeam software and also introduced eBeam System 3TM, believed to be the smallest digital whiteboard solution on the market and the eBeam ImagePortTM accessory, a whiteboard system that allows data to be beamed to a PalmTM handheld computer. In 2002, the Company increased the size of the whiteboard surface captured by the device and introduced a Mac OS X compatible version. Currently, eBeam is being sold through resellers and distributors, as well as directly to consumers via our website and a toll-free number.

      In October, 2001, the Company announced PrintMe Networks, a complete Internet printing solution that enables remote printing without requiring print drivers, cables or complex setup. PrintMe Networks allows people to access and print their e-mail messages, Internet content and other documents at virtually any time, anywhere, from any device, to any printer connected to the Internet. In early 2002 the Company released PrintMe Networks. The Company has partnered with many industry leaders including, Adobe Systems Incorporated , Xerox, IBM, Canon, IKON, Minolta, Toshiba, Sharp, Palm, Sir Speedy, Office Max, STSN, Yahoo! and Mariott to help provide the technologies and channels necessary to make this new technology widely available. The Company believes that PrintMe Networks expands the scope and sophistication of its products and will help it gain access to new markets.

      Through the acquisition of Unimobile in 2002, the Company acquired Unimobile’s suite of enterprise solutions, including the Mobile Messaging Platform and the Unimobile Intelligent Network, which allow users to deliver data to virtually any mobile device. In late 2002, the Company announced Unimobile 5.0, its latest version of the Unimobile enterprise messaging solution. The Company believes its acquisition of Unimobile’s technology is a strategic fit with PrintMe Network.

Develop and Expand Relationships with Key Industry Participants

      The Company has established relationships with leading printer and copier industry companies, including Canon, Danka Business Systems, Epson, Fuji-Xerox, Hewlett-Packard, Ikon Office Solutions, Konica, Minolta, Océ, Ricoh, Sharp, Toshiba, and Xerox (collectively, the “Strategic Partners” or “OEM partners”). EFI seeks to expand its relationships with its Strategic Partners and other partners in pursuit of the goal of offering Fiery, EDOX and Splash products as well as its new technology for additional digital color and black-and-white devices produced by its Strategic Partners and other partners. The Company also seeks to establish relationships with other digital copier and printer distribution companies for the marketing of Fiery, EDOX and Splash products with their copiers and printers as well as the Company’s workflow software suite of products.

Establish Enterprise Coherence and Leverage Industry Standardization

      In its development of new products and platforms, EFI seeks to establish coherence across its entire product line by designing products that provide a consistent “look and feel” to the end-user. For example, EFI believes enterprise coherence can create higher productivity levels as a result of shortened learning curves. Additionally, EFI believes enterprise coherence leads to a lower total cost of ownership by providing one source for sales, support and training. The Company believes that its effort to achieve enterprise coherence engenders goodwill among its Strategic Partners and other partners and end-users of its products and assists in the development of new strategic relationships and markets for the Company. The Company also advocates open architecture utilizing industry-established standards to provide inter-operability across a range of digital printing devices, ultimately giving the user more choice in their selection of products.

Leverage Technology Expertise to Expand the Scope of Products and Markets

      The Company has assembled an experienced team of technical personnel with backgrounds in color reproduction, digital pre-press, image processing, networking, and software and hardware engineering. By applying its expertise in these areas, the Company expects to continue to expand the scope and sophistication of its products and gain access to new markets.

Products and Technology

      The Company is a leader in enabling networked printing solutions. EFI’s technology allows copiers, printers and digital presses to be shared across work groups, the enterprise and the Internet. The Company develops products with a wide range of price and performance levels designed to make high-quality, short-run color and black-and-white digital printing easier and more accessible to the broader market. The Company produces a product for almost every major digital printing technology today, including:

•	desktop color laser printers,

•	high-end desktop ink jet printers,

•	wide-format printers,

•	mid-range color copiers,

•	mid-range digital black-and-white copiers,

•	production color copiers and

•	high-speed color and black-and-white digital presses.

      Given the breadth of our product offerings, we believe the Company’s products are attractive to a variety of end users including, multimedia authors, advertising agencies, print-for-pay businesses, graphic designers, pre-press providers and small to large businesses.

      The Company currently has three main product categories that support color and black-and-white printing: (i) stand-alone color servers which are connected to color digital copiers and other peripheral devices; (ii) embedded and chip-set color solutions which are used in digital color copiers and desktop laser printers; and (iii) digital black-and-white solutions, which include both stand-alone servers and embedded and chip-set solutions, for digital black-and-white copiers and laser printers. All of EFI’s products incorporate EFI’s proprietary software and hardware features. In addition, the Company is expanding its presence in software with the intent of offering a full suite of digital tools for the commercial print industry.

EFI Technology

      From its inception, EFI has invested heavily in research and development. EFI has focused on developing technologies that can be implemented in a variety of products. Examples of such technologies include: (i) DocBuilder ProTM, which enables electronic collation, reverse order printing, job merging and editing, and Fiery WebTools which enables print job management from different computer platforms via a JavaTM-enabled Web Browser; (ii) RIP-While-Print which allows one page to be printed while subsequent pages are simultaneously processed; (iii) Continuous Print which allows processed pages to be stored in memory before printing, eliminating the need for the copier or printer to cycle down between unique pages; (iv) NetWise 3.0, EFI’s third generation networking architecture which provides enhanced programmability that helps users build customized printing solutions and provides extensive Internet-based functionality; (v) Colorwise 3.0, EFI’s third generation color management system which provides greater image quality and calibration (vi) workflow management architecture which allows for the management and manipulation of digital print jobs including, CommandWorkstation 4.0, Fiery WebTools, EFI SDK, Velocity Balance and Velocity OneFlow; (vi) Variable Data Printing solutions including, FreeForm and FreeForm 2, (vii) Fiery Driver, a unified printing interface that simplifies the printing process; (viii) Fiery Link, providing users with information on print job status and connected Fierys allowing users to monitor the status of any print job, its position in the queue, and general information on the Fiery and paper and toner levels from any workstation; and (ix) ECT compression, an improved and more advanced compression scheme than EFI’s previous STARR compression technologies, offering definite compression ratios and virtually lossless image quality. Compression software decreases the amount of memory necessary to store documents during processing and enables faster printing of documents. In addition to such software innovations, EFI custom designs its products to increase productivity. For example, EFI’s custom-designed RIPChips, application specific integrated circuit (“ASIC”) chips, decrease overall print times by off-loading data movement from the microprocessor. The Company expects to continue to refine these printing technologies and develop new printing technologies.

      In 2002, the Company continued its efforts to improve its products’ performance, features and ease of use. During 2002, the Company added new features to the following products: (i) Colorwise 3.0, (ii) Netwise

3.0, (iii) EFI Color Profiler kit which includes profile creation software and an integrated EFI Spectrometer, a hand-held optical color measurement device that is designed to provide the ability to quickly and accurately measure the color of any paper or other material; (iv) DocBuilder Pro, (v) Command Workstation 4.0 and (vi) Velocity Balance. In 2002, the Company also developed (i) Fiery Spark 2.0, designed to meet the needs of graphics arts professionals by providing a range of functionality and a variety of applications in inkjet-printing environments, (ii) Fiery System 5 which includes color management and job processing capabilities extending the Company’s offerings in the high-end graphics arts market, (iii) EFI’s Data Center Package, a new software solution designed to enable IBM mainframes and AS400 users to take full advantage of the PDF-based Fiery workflow, and (iv) Velocity OneFlow, a complete, PDF-based, pre-print workflow system for small and mid-size print shops.

     Stand-alone Color Servers

      EFI Color Servers permit users of digital color copiers to transmit and convert digital data from a computer to a color copier so that the color copier can print color documents easily, quickly and cost-effectively. As a result, EFI Color Servers transform digital color copiers into fast, high-quality networked color printers. In addition to EFI Color Servers for digital color copiers, the Company has leveraged its technology to develop and manufacture other products that support color printing. These products include Fiery Color Servers, EDOX Color Servers and Splash Color Servers for wide-format inkjet printers.

      Since the introduction of the first Fiery Color Server in 1991, the Company has expanded this product line. During 2002, the Company focused its development efforts on improvements to its products’ performance, features and ease of use and introduced the Fiery Q4000 server and the Splash G640 server. Each new platform features a major re-architecture — enabling improvements in printing speed — and is designed to run new EFI software featuring specialized tools for graphic arts professionals. The Fiery Q4000 server is capable of processing complex documents at twice the speed of other high-end printing systems with dual processors of at least 2.2 GHz speed. It also includes many of EFI’s most advanced software technologies including, the Fiery System 5 software, the Fiery Graphic Arts Package, variable data solutions, and the Data Center Package. The Splash G640 is a color server based on Macintosh operating systems. The Splash G640 is designed for the graphic arts market. In 2002, the Company shipped stand-alone EFI Color Servers for use with color copiers, color inkjet printers and wide-format color printers distributed by companies such as Canon, Epson, Fuji-Xerox, Minolta, Océ, Ricoh, Toshiba, Ikon Office Solutions, Sharp and Xerox. In 2002, the Company also shipped Fiery servers for use with digital black-and-white copiers distributed by Canon, Danka, Konica, Minolta, Océ and Sharp.

     Embedded and Chipset Color Solutions

      Unlike our Fiery, EDOX and Splash servers, which are sold as stand-alone products to be connected to copiers, controllers are embedded inside copiers and desktop printers manufactured by our OEM partners. Our OEM partners can design their own controller using our chipset solution, or purchase the controller from EFI. Controllers allow users to print documents directly from their computers to the digital color copier, desktop color laser printers, and color multi-function devices. Because the Company believes that the Fiery name and trademark, including the trademark “Fiery Driven,” are associated with substantial goodwill and recognition in the marketplace, the Company seeks to have the “Fiery Driven” logo placed on printing devices that include an embedded Fiery Controller or chipset solution. The Company has increased the use of the EFI technology by licensing the EFI color solutions to our OEM partners for their manufacture.

     Digital Black-and-White Solutions

      The Company has utilized its color technology to provide stand-alone servers, embedded controllers and chipset solutions for digital black-and-white copiers and laser printers. EFI Black-and-White Servers permit users of digital copiers to transmit and convert digital data from a computer to a black-and-white copier so that the copier can print documents easily, quickly and cost-effectively in professional environments. The Fiery X3e, an embedded controller, allows users to efficiently print large quantities of black-and-white documents in corporate environments.

Significant Relationships

      The Company has established, and continues to try to build and expand relationships with its OEM partners and other leading copier and printer companies, in order to benefit from their respective products, distribution channels and marketing resources. These OEMs include domestic and international manufacturers, distributors and sellers of digital copiers (both color and black-and-white), wide-format printers and desktop color printers. The Company works closely with OEM partners with the aim of developing solutions that incorporate leading technology and that optimally work in conjunction with such companies’ products. OEMs that the Company sold products to in 2002 include, among others, Canon, Epson, Fuji-Xerox, Hewlett-Packard, Ikon Office Solutions, Konica, Minolta, Océ, Ricoh, Sharp, Toshiba and Xerox. Together, sales to Canon, Xerox, and Minolta accounted for approximately 67% of the Company’s 2002 revenue, with sales to each of these customers accounting for more than 10% of the Company’s revenue. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We rely on sales to a relatively small number of OEM partners, and the loss of any of these customers could substantially decrease our revenues.”

      The Company customarily enters into development and distribution agreements with its OEM partners. These agreements can be terminated under a range of circumstances, and often upon relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that the Company’s OEM partners will continue to purchase products from the Company in the future, despite such agreements. The Company recognizes the importance of, and works hard to maintain, its relationships with its customers. However, the Company’s relationships with its customers are affected by a number of factors including, among others: competition from other suppliers, competition from internal development efforts by the customers themselves (including the OEMs), and changes in general economic, competitive or market conditions (such as changes in demand for the Company’s or the OEM’s products, or fluctuations in currency exchange rates). There can be no assurance that the Company will continue to maintain or build the relationships it has developed to date. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We face competition from other suppliers as well as our own OEM customers, and if we are not able to compete successfully then our business may be harmed.”

      In addition to its development and sales relationships with the OEM partners, in order to increase the distribution and presence of EFI Color Servers connected to both color and black-and-white copiers and wide-format printing devices, the Company has developed strategic relationships with well-known print-for-pay companies, including Kinko’s, AlphaGraphics, the CopyMax operations of office products superstore OfficeMax, the American Speedy group of franchised printing centers (including Allegra Print and Imaging, American Speedy, Speedy Printer, Zippy Print and Quik Print), MultiCopy, Inc. and the SAMPA Corporation, franchiser of Signal Graphics Printing Centers. Several of these print-for-pay companies, including, American Speedy, OfficeMax, MultiCopy, Inc. and SAMPA Corporation, have entered into worldwide strategic alliances with the Company whereby they have agreed to continue standardization efforts on EFI’s Fiery Color Servers with respect to their printing services.

      The Company also has a continuing relationship pursuant to a license agreement with Adobe and licenses PostScript® software from Adobe for use in many Fiery Products. This relationship is important because each Fiery Product requires page description language software such as that provided by Adobe in order to operate. Adobe’s PostScript® software is widely used to manage the geometry, shape and typography of hard copy documents and Adobe is a leader in providing page description software. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We license software used in most of our products from Adobe Systems Incorporated, and the loss of this license would prevent us from shipping these products.”

Distribution and Marketing

      The Company’s primary distribution method for its Fiery and Splash servers is to sell the Fiery and Splash servers to its OEMs. The Company’s OEMs in turn sell these products to distributors and end-users for use with the OEMs’ copiers or printers as part of an integrated printing system. For Fiery Controllers, the Company’s primary distribution method has been to sell the products to the OEMs that embed the products into their copiers and printers. The Company’s primary distribution method for its EDOX servers is to sell the EDOX servers directly to its distributors. There can be no assurance that the Company will continue to successfully distribute its products through these channels. Any interruption of the distribution methods could negatively impact the Company in the future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We rely on sales to a relatively small number of OEM partners, and the loss of any of these customers could substantially decrease our revenues.”

      The Company promotes all of its products through public relations, direct mail, advertising, promotional material, trade shows and ongoing customer communication programs.

Research and Development

      Research and development costs for 2002, 2001 and 2000 were $90.0 million, $98.1 million and $94.1 million, respectively. As of December 31, 2002, 502 of the Company’s 927 full-time employees were involved in research and development. The Company believes that development of new products and enhancement of existing products are essential to its continued success, and management intends to continue to devote substantial resources to research and new product development. The Company expects to make significant expenditures to support its research and development programs for the foreseeable future.

      The Company is developing products to support additional color and black-and-white printing devices including desktop printers, high-end color copiers, digital black-and-white copiers and multi-function devices. This ongoing development work includes a multiprocessor architecture for high-end systems and lower-cost designs for desktop color laser printers. The Company is also developing Internet printing solutions, new software applications designed to maximize workflow efficiencies and to meet the needs of the graphics arts and commercial print professional.

      The Company also expects to continue to enhance functionality of its other product lines, including eBeam, PrintMe and Unimobile. See “— Growth and Expansion Strategies — Proliferate and Expand Product Lines.” Substantial additional work and expense will be required to complete and bring to market each of the products currently being developed by the Company See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — If we are unable to develop new products, or execute product introductions on a timely basis, our future revenue may be harmed.”

Manufacturing

      The Company utilizes subcontractors to manufacture its products. These subcontractors work closely with the Company to ensure low costs and high quality in the manufacture of the Company’s products. Subcontractors purchase components needed for the Company’s products from third parties. The Company is totally reliant on the ability of its subcontractors to produce products sold by the Company, and although the Company supervises its subcontractors, there can be no assurance that such subcontractors will continue to perform for the Company as well as they have in the past. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We are dependent on subcontractors to manufacture and deliver products to our customers.”

      Certain components necessary for the manufacture of the Company’s products, including ASICs and certain other semiconductor components, are obtained from a sole supplier or a limited group of suppliers. The purchase of certain of these key components may involve significant lead times. Accordingly, in the event of interruptions in the supply of these key components or unanticipated increases in demand for the Company’s products, the Company could be unable to manufacture certain of its products in a quantity sufficient to meet customer demand. There can be no assurance that such supply or manufacturing problems would not adversely affect the Company’s results of operations or financial condition. In an attempt to mitigate these supply issues, the Company purchases certain components for later resale to the Company’s subcontractors thus increasing the Company’s inventory balances and the risk associated with inventory obsolescence. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We depend upon a limited group of suppliers for key components in our products.”

Human Resources

      As of December 31, 2002, the Company employed 927 full-time individuals. Of the 927 total employees, approximately 232 were in sales and marketing, 124 were in management and administration, 69 were in manufacturing, and 502 were in research and development. Of the total number of employees, the Company had approximately 784 employees located in U.S. and Canadian offices, and 143 employees located in international offices including employees based in The United Kingdom, The Netherlands, Germany, Japan, France, Italy, Finland, Spain, Australia, Singapore, Brazil, Mexico, Sweden, India and Hong Kong. The Company’s employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. However, there can be no assurance that collective bargaining, work stoppage or other employment related issues will not arise.

Competition

      Competition in the Company’s markets is intense and involves rapidly changing technologies and frequent new product introductions. To maintain and improve its competitive position, the Company must continue to develop and introduce, on a timely and cost-effective basis, new products and features that keep pace with the evolving needs of its customers. The principal competitive factors affecting the markets for the Company’s Fiery, EDOX and Splash products include, among others, customer service and support, product reputation, quality, performance, price and product features such as functionality, scalability, ability to interface with OEM products and ease of use. The Company believes it has generally competed effectively in the past against product offerings of its competitors on the basis of such factors. However, there can be no assurance that the Company will continue to be able to compete effectively in the future based on these or any other competitive factors.

      The Company also faces competition from its OEM partners and other copier and printer manufacturers that offer internally developed server products or that incorporate internally developed embedded solutions or server features into their copiers and printers, thereby eliminating the need for the Company’s products and limiting future opportunities for the Company. In addition, the Company competes directly with other independent manufacturers of color servers, independent manufacturers of embedded solutions, copier manufacturers, printer manufacturers and others. The Company also faces competition from wide-format printer manufacturers that develop their own controllers and other companies that develop controllers for wide-format printers and manufacturers of desktop color laser printers which do not utilize a controller (relying instead on host based processing of data) and which offer increasing speed and color capability. The Company believes that it competes effectively due to, among other things, its efforts to continually advance its technology, name recognition, end-user loyalty, sizable installed base, number of products supported and price. The Company expects that competition in its markets will increase due to, among other factors, market demand for higher performance products at lower prices, rapidly changing technology and product offerings from competitors and customers. There can be no assurance that the Company will be able to continue to advance its technology and products or to compete effectively against other companies’ product offerings, and any failure to do so could have a material adverse effect upon the Company’s business, operating results and financial condition.

Intellectual Property Rights

      The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its intellectual property rights, all of which afford only limited protection. As of December 31, 2002, the Company had 92 issued U.S. patents, 62 pending U.S. patent applications and various foreign counterpart patents and applications. There can be no assurance that patents will issue from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect the Company’s technology. The Company’s issued U.S. patents expire between January 8, 2007 and March 20, 2020. Failure of the Company to obtain or maintain patent protection may make it easier for the Company’s competitors to offer equivalent or superior technology. In addition, third parties may independently develop similar technology without misappropriation of the Company’s trade secrets or breach of other proprietary rights. Any failure by the Company to take all necessary steps to protect its trade secrets or other intellectual property rights and failure to enforce these rights may have a material adverse effect on the Company’s ability to compete in its markets.

      The Company has registered certain trademarks, which include, among others, its EFI, Fiery, Fiery and Design, Fiery Driven, Fiery Driven and Design, ColorWise, EDOX, Splash and RIP-While-Print trademarks, and has applied for registration of certain additional trademarks. The Company will continue to evaluate the registration of additional trademarks as appropriate. Any failure by the Company to properly register or maintain its trademarks or to otherwise take all necessary steps to protect its trademarks may diminish the value associated with the Company’s trademarks. The Company’s products include software sold pursuant to “shrink wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries, including several in which the Company operates or sells its products, do not protect intellectual property and proprietary rights to as great an extent as do the laws of the United States.

      From time to time, litigation may be necessary to defend and enforce the Company’s proprietary rights. Such litigation, whether or not concluded successfully for the Company, could involve significant expense and the diversion of management’s attention and other Company resources. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.”

Risk Factors

      In addition to the above information, a discussion of factors that may adversely affect the Company’s future performance and financial results can be found in this Report under the heading “Factors That Could Adversely Affect Performance” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Financial Information About Foreign and Domestic Operations and Export Sales

      See Note 9 of the Company’s Notes to Consolidated Financial Statements. See also Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We face risks from our international operations and from currency fluctuations.”

Item 2:     Properties

      The Company’s principal offices are located at 303 Velocity Way, Foster City, California on approximately 35 acres of land which the Company owns. The corporate headquarters facility, which is leased by the Company, includes approximately 295,000 square feet completed in July, 1999 and 163,000 square feet of additional facilities completed in December 2001. In addition to the Foster City offices, the Company has leased facilities in Parsippany, New Jersey; Vancouver, Washington and Amsterdam, The Netherlands. The Company also leases a number of domestic and international sales offices. In January 2001 the Company purchased facilities with approximately 44,000 square feet in Minneapolis, Minnesota. For additional information on the Company’s lease obligations see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      The Company believes that its facilities, in general, are adequate for its present and currently foreseeable future needs.

Item 3:     Legal Proceedings

      In December 1997, class action complaints were filed naming the Company and certain principal officers and directors as defendants in both the California Superior Court of the County of San Mateo, and the United States District Court for the Northern District of California on behalf of purchasers of the common stock of the Company during the class period from April 10, 1997, through December 11, 1997. On August 30, 2001, the Federal Court dismissed the complaint filed in the United States District Court for the Northern District of California, leaving only the California Superior Court case on which the plaintiffs could proceed. From the beginning, the Company viewed these lawsuits as having absolutely no merit. However, EFI determined that a proposed settlement of the suit was in the best interests of the Company and its shareholders and on September 4, 2002 the Company announced its decision to settle all pending claims in this action. The Company incurred a one-time charge to after-tax net income in the third quarter of 2002 of $3.1 million or $0.06 per share, including legal fees and costs related to the settlement. On December 20, 2002, the court issued its final approval of the settlement.

      In January 1999, two class action complaints were filed naming Splash Technology Holdings, Inc. and certain of its officers (“Splash), in the United States District Court for the Northern District of California, on behalf of purchasers of the common stock of Splash during the class period from January 7, 1997 through October 13, 1998 (EFI acquired Splash in October 2000). The complaints alleged violations of securities laws during the class period. The two cases were subsequently consolidated into one case. On August 28, 2001, the Court dismissed the complaint with prejudice; however, the plaintiffs appealed that ruling. On December 4, 2002, after oral argument on the appeal, the plaintiffs dismissed their appeal, resulting in the final dismissal of the action against Splash. Throughout the litigation, the Company maintained its belief that these lawsuits were without merit.

      Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Coyle threatened to sue the Company and its customers for allegedly infringing his soon to issue patent and for misappropriating his alleged trade secrets. The Company believes Coyle’s claims are completely without merit and on December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that the Company and its customers have not breached any nondisclosure agreement with Coyle or Kolbet Labs, nor has it infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California court dismissed the Company’s complaint for lack of jurisdiction over Coyle. The Company has appealed the Court’s dismissal to the Federal Circuit Court of Appeals in Washington, D.C. That motion is pending. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

      On February 26, 2002, J & L Electronics, another company owned by Coyle, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law, and related causes of action and is seeking damages, costs and an injunction. On April 22, 2002, the Company filed a motion to dismiss the Nevada complaint. That motion is pending. The Company denies all of these allegations and believes this lawsuit is without merit and intends to defend the actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

      On September 16, 2002, ArrivalStar, Inc., a privately held Delaware corporation, (“ArrivalStar”) filed a complaint in the U.S. District Court for the Northern District of Georgia against fourteen defendants, including EFI, alleging that each of the defendants infringed one or more claims of six identified patents owned by ArrivalStar. The other named defendants are Delta Air Lines, Inc.; Sabre, Inc.; Travelocity.com, L.L.P.; The City of Atlanta; Worldspan, L.L.P.; Flytecomm Corporation; Centerpost Corporation; Continental Airlines, Inc.; Japan Air Lines Company, Ltd.; American Airlines, Inc.; Roadway Express, Inc.; American Express Company; and SITA Information Networking Computing USA, Inc. The complaint alleges that the defendants infringe the claims by providing vehicle location communication services, arrival notifications and other related services and seeking unspecified damages. EFI believes that the plaintiff’s claims against it are without merit and intends to vigorously defend itself in this litigation. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

      On February 13, 2003, Printcafe Software, Inc. (“Printcafe”) entered into the following three agreements with the Company; a standby credit facility in the amount of $11 million plus a working capital facility which will provide up to an additional $3 million under certain circumstances; a stock option agreement granting the Company an option to purchase up to 2,126,574 shares of Common Stock at a purchase price equal to $2.60 per share; and a letter agreement that places certain restrictions on Printcafe’s ability to take actions in order to facilitate a business combination with a party other than the Company subject to customary “fiduciary out” provisions (collectively, the “Agreements”). The Agreements were entered into in connection with EFI’s proposal to acquire all of the outstanding shares of common stock of Printcafe at a purchase price equal to $2.60 per share, payable in cash or EFI stock. On February 19, 2003, Creo Inc. commenced litigation in the Delaware Court of Chancery against the Company, Printcafe and certain of Printcafe’s principal officers and directors, challenging and seeking to temporarily restrain the use of a newly adopted stockholder rights plan by Printcafe, the Agreements and seeking to restrain the Company and Printcafe from proceeding to enter into any further agreements with respect to a business combination. On February 21, 2003, the Delaware Court of Chancery denied the temporary restraining order sought by Creo. The underlying litigation is still pending and management of the Company intends vigorously to defend such action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

      In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company’s business or financial condition. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We face risks from third party claims of infringement and potential litigation.”

Item 4:     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5:     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock was first traded on the Nasdaq National Market under the symbol EFII on October 2, 1992. The table below lists the high and low closing sales price during each quarter the stock was traded in 2002 and 2001.

	2002				2001

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

High	$24.46	$18.43	$16.65	$19.64	$28.31	$29.50	$29.04	$23.80
Low	17.31	15.81	14.20	13.50	13.75	22.24	15.34	15.36

      As of February 28, 2003, there were approximately 270 stockholders of record. The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for its business, and does not anticipate paying any cash dividends in the foreseeable future.

Item 6:     Selected Financial Data

      The following table summarizes selected consolidated financial data as of, and for the five years ended December 31, 2002. This information should be read in conjunction with the audited consolidated financial statements and related notes thereto.

	As of and for the Years Ended December 31,

	2002)	2001	2000	1999	1998

	(In thousands, except per share amounts
Operations
Revenue	$350,185	$517,608	$588,449	$570,752	$446,999
Cost of revenue	167,685	282,113	311,152	290,636	249,179

Gross profit	182,500	235,495	277,297	280,116	197,820
Operating expenses
Research and development	89,973	98,116	94,097	74,971	60,150
Sales and marketing	50,624	56,767	64,526	59,373	60,615
General and administrative	21,778	25,456	24,784	18,403	16,637
Amortization of goodwill and other acquisition-related charges(1),(2)	4,391	12,255	23,621	—	—
Merger-related expense(3)	—	—	—	1,422	—

Total operating expenses	166,766	192,594	207,028	154,169	137,402
Income from operations	15,734	42,901	70,269	125,947	60,418
Interest income, net	11,728	16,267	20,474	15,771	10,549
Litigation settlement	(4,409)	—	—	—	—
Other income (expense), net	(242)	1,204	1,076	479	(690)

Other income, net	7,077	17,471	21,550	16,250	9,859

Income before income taxes	22,811	60,372	91,819	142,197	70,277
Provision for income taxes	(6,843)	(21,432)	(37,461)	(46,914)	(22,456)

Net income	$15,968	$38,940	$54,358	$95,283	$47,821

Net income per basic common share(4)	$0.29	$0.73	$0.99	$1.74	$0.89

Net income per diluted common share(4)	$0.29	$0.71	$0.97	$1.67	$0.87

Shares used in computing net income per basic common share(4)	54,256	53,468	54,649	54,853	53,507
Shares used in computing net income per diluted common share(4)	54,852	54,605	55,983	56,963	54,972
Financial Position
Cash and short-term investments	$498,370	$451,207	$353,603	$470,328	$328,732
Working capital	470,054	438,020	389,917	487,591	355,361
Long-term liabilities, less current portion	278	331	3,140	3,467	4,142
Total assets	727,106	702,987	654,390	656,075	484,191
Stockholders’ equity	$634,067	$606,567	$545,316	$551,187	$408,680

	As of and for the Years Ended December 31,

	2002)	2001	2000	1999	1998

	(In thousands, except per share amounts
Ratios and Benchmarks
Current ratio	6.1	5.6	4.7	5.8	6.0
Inventory turns	35.7	15.5	13.2	20.5	11.6
Full-time employees	927	917	895	758	660

(1)	See Note 2 of Notes to Consolidated Financial Statements.

(2)	Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires among other things, the discontinuance of goodwill amortization and provisions for the reclassification of certain existing recognized intangibles to goodwill. Upon the adoption of SFAS 142, the Company ceased amortizing goodwill and reclassified net intangibles and deferred tax liabilities relating to acquired workforce totaling $0.9 million in goodwill.

(3)	The Company incurred approximately $1.4 million of non-recurring expenses related to the merger with Management Graphics, Inc. in 1999.

(4)	See Note 1 of Notes to Consolidated Financial Statements.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

      All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. For a discussion of the factors that could impact the Company’s results, readers are referred to the section below entitled “Factors that Could Adversely Affect Performance. “

      The preparation of the consolidated financial statements which are the basis of the following discussion and analysis requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, purchase commitments and contingencies. The estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The following are believed to be the critical accounting policies of the Company:

•	revenue recognition;

•	estimating allowance for doubtful accounts, inventory reserves and other allowances;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill; and

•	determining functional currencies for the purposes of consolidating our international operations.

      Revenue recognition. We derive our revenue from primarily two sources: (i) product revenue, which primarily includes servers, controllers, chipsets and royalties, and (ii) services and support revenue which includes consulting and development fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences could result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

      We recognize revenue from the sale of servers, controllers and chipsets when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to the customer’s common carrier.

      At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based on the terms of the contract.

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

      We license software in multiple element arrangements in which a customer purchases a combination of software, post-contract customer support (“PCS”), and/or professional services. PCS, or maintenance, includes rights to upgrades, when and if available, telephone support, updates, and enhancements. Professional services relate to consulting services and training. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. The VSOE of fair value of PCS is based on renewal rates for the same term PCS. Revenue allocated to PCS is recognized ratably over the contractual term (typically one to two years). At December 31, 2002, revenue from software sales represented less than 2% of total revenue.

      We recognize revenue for consulting and development services ratably over the contract term. Our consulting and development fees are based on time and materials, and we recognize revenue as these services are performed. If these services are related to product development, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on our estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

      Allowance for doubtful accounts, inventory reserves and other allowances. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of the collectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $42.3 million, net of allowance for doubtful accounts and sales returns of $1.2 million as of December 31, 2002.

      Similarly, management must make estimates of potential future inventory obsolescence and purchase commitments. Management analyzes current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of such allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of our income for any period if management made different judgments or utilized different estimates.

      Accounting for income taxes. In preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure and the temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we believe that recovery of these deferred assets is not likely, we must establish a valuation allowance. To the extent we either establish or increase a valuation allowance in a period, we must include an expense within the tax provision in the consolidated statement of income.

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have not recorded a valuation allowance as of December 31, 2002. If actual results differ from these estimates or we adjust these estimates in future periods we may need to establish a valuation allowance that could materially impact our financial position and results of operations.

      Net deferred tax assets as of December 31, 2002 were $19.5 million.

      We provide US taxes on earnings of our non-US subsidiaries, to the extent such earnings are not permanently reinvested. Significant management judgement is needed in estimating the extent to which earnings are considered permanently reinvested. As of December 31, 2002, the non-US earnings considered permanently reinvested were not material.

      Valuation of long-lived and intangible assets and goodwill. In 2002 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In lieu of amortization, we are required to perform an initial impairment review of our goodwill and an annual impairment review of goodwill thereafter. We completed our initial review in June 2002 with no impairment of goodwill indicated as a result of the review. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the life of the asset may need to be revised. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      When we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets and long-lived assets amounted to $114.1 million as of December 31, 2002. We ceased to amortize approximately $43.6 million of goodwill, and reclassified approximately $0.9 million of other net intangible assets and related deferred taxes to goodwill upon adoption of SFAS No. 142. No adjustments to the lives of the other intangible assets were made during 2002.

      Determining functional currencies for the purpose of consolidating our international operations. We have several foreign subsidiaries which together account for approximately 41% of our net revenues, 11% of our assets and 14% of our total liabilities as of December 31, 2002.

      In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of income or as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.”

      Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon our management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent company and the nature of the subsidiary’s operations must also be considered. If any subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in stockholders’ equity. However, if the functional currency is deemed to be the United States dollar then any gain or loss associated with the translation of the subsidiary’s financial statements would be included within our consolidated statement of income. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized in our consolidated statement of income. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our consolidated statement of income.

      Based on our assessment of the factors discussed above, we consider the United States to be the functional currency for each of our international subsidiaries except for our Japanese subsidiary, where we consider the Japanese yen to be the subsidiary’s functional currency. In January 2003 we acquired Best Gmbh, a German software company. The functional currency for Best has been determined to be the Euro.

Results of Operations

      The following tables set forth items in the Company’s consolidated statements of income as a percentage of total revenue for 2002, 2001 and 2000, and the year-to-year percentage change from 2002 over 2001 and from 2001 over 2000, respectively. These operating results are not necessarily indicative of results for any future period.

				% Change
	Years Ended
	December 31,			2002	2001
				over	over
	2002	2001	2000	2001	2000

	%	%	%	%	%
Revenue	100	100	100	(32)	(12)
Cost of revenue	48	55	53	(41)	(9)

Gross profit	52	45	47	(23)	(15)
Research and development	26	19	16	(8)	4
Sales and marketing	14	11	11	(11)	(12)
General and administrative	6	5	4	(14)	3
Amortization of goodwill and other acquisition-related charges	1	2	4	(64)	(48)

Operating expenses	47	37	35	(13)	(7)

Income from operations	5	8	12	(63)	(39)
Interest income, net	3	3	4	(28)	(21)
Litigation settlement	(1)	—	—	—	—
Other income (expense), net	—	—	—	(120)	12

Other income, net	2	3	4	(59)	(19)

Income before income taxes	7	11	16	(62)	(34)
Provision for income taxes	(2)	(4)	(6)	(68)	(43)

Net income	5	7	10	(59)	(28)

     Revenue

      The Company’s revenue in 2002 was principally derived from three major categories. The first category was made up of stand-alone servers which connect digital color copiers with computer networks. This category includes the Fiery X, Z and Q series, the Splash G series, and Edox products and accounted for a majority of the Company’s revenue prior to 1999. The second category consisted of embedded desktop controllers, bundled color solutions, chipset solutions and software RIPs primarily for the office market. The third category consists of controllers for digital black and white products. Other revenue consisted of spares, licensing of certain products, eBeam, software solutions and Unimobile, which individually are an insignificant part of the total 2002 revenue.

      The following is a break-down of revenue in dollars and volumes as a percentage of total units shipped by category.

							% Change

							2002	2001
							over	over
	2002		2001		2000		2001	2000
Revenue
	$	%	$	%	$	%	%	%

	(In thousands)
Stand-alone Color Servers	$164,741	47	$215,155	42	$268,436	46	(23)	(20)
Embedded & Design-licensed Color Solutions	98,108	28	151,499	29	129,277	22	(35)	17
Digital Black and White Solutions	45,366	13	95,522	18	130,780	22	(53)	(27)
Spares, Licensing & Other misc. sources	41,970	12	55,432	11	59,956	10	(24)	(8)

Total Revenue	$350,185	100	$517,608	100	$588,449	100	(32)	(12)

Volume	2002	2001	2000

	%	%	%
Stand-alone Color Servers	16	12	16
Embedded & Design-licensed Color Solutions	41	52	48
Digital Black and White Solutions	35	30	32
Spares, Licensing & Other misc. sources	8	6	4

Total Volume	100	100	100

      Revenue was $350.2 million in 2002, compared to $517.6 million in 2001 and $588.4 million in 2000, which resulted in a 32% decrease in 2002 versus 2001 and a decrease of 12% in 2001 compared to 2000. The corresponding unit volume decreased by 40% in 2002 over 2001 and decreased by 12% in 2001 over 2000. The decrease in revenue in 2002 from 2001 was primarily from a decrease in the volume of product shipped, a reflection of the continued decline in general economic conditions. The decrease in revenue in 2001 from 2000 was primarily from a decline in average selling prices due to changes in product mix, as businesses looked to contain costs in a weakened economy.

      Throughout all categories, the number of units shipped declined in 2002 as compared to 2001. In the embedded and design-licensed color solution category there was a change in the product mix toward the higher-end products evidenced by a higher average selling price. In all of the other categories, the product mix resulted in a lower average selling price, which combined with lower shipping volumes, accounted for the decrease in revenue.

      During 2001, a shift in the revenue mix away from the higher-priced stand-alone color servers to the embedded and design-licensed color solution category led to the decline in revenues in the stand-alone category and the increase in the embedded category from 2000. The move reflected the poor economic climate of 2001, as companies strove to maximize their results and minimize capital expenditures.

      The embedded category includes embedded boards, chipsets and design-licensed color solution products. Embedded boards are generally characterized by higher unit volumes but lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. The chipset and design-licensed solutions can be characterized by lower unit prices but significantly higher per unit margins compared to the traditional stand-alone server line of products. The black and white product category can be characterized by much higher unit volumes and lower unit prices and associated margins than the Company has experienced in its more traditional stand-alone server line of products. To the extent these categories do not grow over time in absolute terms, or if the Company is not able to meet demand for higher unit volumes, it could have a material adverse effect on the Company’s operating results. There can be no assurance that the new products for 2003 will be qualified by all the OEMs, or that they will successfully compete, or be accepted by the market, or otherwise be able to effectively replace the volume of revenue and/ or income from the older products.

      The Company also believes that in addition to the factors described above, price reductions for all of its products may affect revenues in the future. The Company has made and may in the future make price reductions for its products in order to drive demand and remain competitive. Depending upon the price-elasticity of demand for the Company’s products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on the Company’s revenues and profits. If the Company is not able to compensate for lower gross margins that may result from price reductions with an increased volume of sales, its results of operations could be adversely affected. In addition, if the Company’s revenue in the future depends more upon sales of products with relatively lower gross margins than the Company obtained in 2002 (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

      Shipments by geographic area for the years ended December 31, 2002, 2001 and 2000 were as follows:

							% Change
	Years Ended December 31,
							2002	2001
							over	over
	2002		2001		2000		2001	2000

	$	%	$	%	$	%	%	%

	(In thousands)
North America	$184,891	53	$256,782	50	$291,679	50	(28)	(12)
Europe	108,978	31	181,605	35	191,403	32	(40)	(5)
Japan	38,541	11	61,459	12	85,983	15	(37)	(29)
Rest of World	17,775	5	17,762	3	19,384	3	—	(8)

Total	$350,185	100	$517,608	100	$588,449	100	(32)	(12)

      The decrease in revenue between 2002 and 2001 stems from decreased sales of all products in all regions except the Rest of World. The Rest of World region includes the Asia Pacific market, where penetration of new markets has kept revenues at the same level during 2002 and 2001. The decline in revenues during 2001 from 2000 was a reflection of the difficult economic times across all regions. Deteriorating worldwide economic conditions may continue to have an adverse impact on the Company’s results of operations in the future.

      As shipments to some of the Company’s OEM partners are made to centralized purchasing and manufacturing locations which in turn sell through to other locations, the Company believes that non-U.S. sales of its products into each region may differ from what is reported, though accurate data is difficult to obtain. The Company expects that non-U.S. sales will continue to represent a significant portion of its total revenue.

      Substantially all of the revenue for the last three years was attributable to sales of products through the Company’s OEM channels with such partners as Canon, Epson, Fuji-Xerox, IBM, Hewlett-Packard, Kodak/ Danka Business Systems, Konica, Minolta, Océ, Ricoh, Sharp, Toshiba, Xerox and others. During 2002, the Company continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with OEM partners. The Company relied on four OEM partners, Canon, Xerox, Minolta and Ricoh in aggregate for 74%, 79%, and 76% of its revenue for 2002, 2001 and 2000, respectively. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant adverse impact on its financial condition and results of operations. In addition, no assurance can be given that the Company’s relationships with these OEM partners will continue.

      The Company continues to work on the development of products utilizing the Fiery, Splash and EDOX architecture and other products and intends to continue to introduce new generations of server and controller products and other new product lines with current and new OEM’s in 2003 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.

     Gross Margins

      The Company’s gross margin was 52%, 45% and 47% for 2002, 2001 and 2000 respectively. The increase in gross margin from 45% to 52% from 2001 to 2002 resulted principally from the migration to a design-license model on certain of our products, enhancements of our software suite, the utilization of fewer contract manufacturers for cost savings and favorable component pricing. The decrease in gross margin from 47% to 45% from 2000 to 2001 was primarily due to a higher mix of low-end products with relatively lower margins and the volatile components market.

      The Company’s color servers as well as embedded desktop controllers and digital black and white products are manufactured by third-party manufacturers who purchase most of the necessary components. The Company does purchase certain parts directly, including processors, memory, certain ASICs, and software licensed from various sources, including PostScript interpreter software, which the Company licenses from Adobe Systems, Inc.

      In general, the Company believes that gross margins will continue to be impacted by a variety of factors. These factors include the market prices that can be achieved on the Company’s current and future products, the availability and pricing of key components (including DRAM, Processors and Postscript interpreter software), third party manufacturing costs, product, channel and geographic mix, the success of the Company’s product transitions and new products, competition, and general economic conditions in the United States and abroad. Consequently, the Company anticipates gross margins will fluctuate from period to period.

      In addition to the factors affecting revenue described above, the Company expects to be subject to pressures to reduce prices, and as a result, gross margins for all of its products may be lower and therefore the Company’s current gross margins may not be maintained.

     Operating Expenses

      Operating expenses decreased by 13% in 2002 over 2001 and decreased by 7% in 2001 over 2000. Operating expenses as a percentage of revenue amounted to 47%, 37%, and 35% for 2002, 2001 and 2000, respectively. Operating expenses in absolute dollars decreased $18.0 million before the amortization of goodwill and other acquisition-related charges in 2002 compared to 2001. There was a decrease of $3.1 million before the amortization of goodwill and other acquisition-related charges in 2001 compared to 2000. Beginning in 2001 and continuing through 2002 management has focused on reducing expenses during a difficult business climate. Careful management of discretionary expenditures and selective workforce reductions were used to achieve the reduced expenditures.

      Operating expenses for 2002 included approximately $4.4 million for the amortization of goodwill and other intangibles. In 2001 the amortization of goodwill and other intangibles was $12.3 million. In 2000 the Company included in operating expenses $23.6 million of acquisition related costs and the amortization of goodwill and other intangibles from the acquisition of Splash.

      The Company anticipates that operating expenses may increase both in absolute dollars and as a percentage of revenue as investments are made in new business areas and acquired companies are integrated.

      The components of operating expenses are detailed below.

     Research and Development

      Expenses for research and development consist primarily of personnel-related and facility expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $90.0 million or 26% of revenue in 2002 compared to $98.1 million or 19% of revenue in 2001 and $94.1 million or 16% of revenue in 2000. The $8.1 million or 8% decrease in absolute dollars from 2001 to 2002 stems from the company-wide effort to control spending, including payroll-related costs. The increase in 2001 from 2000 in research and development expenses was mainly due to an increase in research and development projects. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and product development efforts. The Company expects that its research and development expenses may increase in absolute dollars and also as a percentage of revenue. As part of its cost containment practices, the Company now reviews all projects on a periodic basis for estimated return on investment. Those projects that do not meet certain criteria are halted.

     Sales and Marketing

      Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for 2002 were $50.6 million or 14% of revenue compared to $56.8 million or 11% of revenue in 2001 and $64.5 million or 11% of revenue in 2000. The $6.2 million decrease in absolute dollars in 2002 from 2001 was primarily attributable to the company-wide effort to control spending by fewer trade show participations, reduced personnel-related and facility expenses and overall cost containment.

      The Company expects that its sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as it continues to actively promote its products, and launch new products. This expected increase might not proportionally increase with increases in volume if the Company’s sales continue to gravitate toward products such as software and design-licensed solutions which require less marketing support from the Company.

     General and Administrative

      General and administrative expenses consist primarily of personnel-related expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $21.8 million or 6% of revenue in 2002, compared to $25.5 million or 5% of revenue in 2001 and $24.8 million or 4% of revenue in 2000. While general and administrative expenses have increased as a percentage of total revenue in 2002 over 2001 and 2000, in absolute dollars the expenses decreased by $3.7 million during 2002. The decrease in 2002 was primarily a result of the company-wide effort to control spending through decreased consulting costs, reduced facility expenses and reduced personnel-related expense. The increase in 2001 over 2000 was primarily due to the increase in headcount to support the needs of the growing Company’s operations, including a business development department and a ERP implementation team. The Company expects that its general and administrative expenses could increase in absolute dollars and possibly also as a percentage of revenue in order to support the Company’s efforts to grow its business in future periods.

     Amortization of Goodwill and Other Identifiable Intangibles

      Amortization of purchased intangibles, excluding goodwill was $4.4 million or 1% of revenue in 2002. Amortization of goodwill and other identifiable intangibles was $12.3 million or 2% of revenue in 2001 and $3.3 million or 1% in 2000, while acquisition-related charges in 2000 were $20.3 million, or 3% of revenue. SFAS No. 142, issued in July, 2001, requires, among other things, the discontinuance of goodwill amortization for fiscal years beginning after March 15, 2001. Upon adoption of the standard in January 2002, we ceased amortizing goodwill and began periodic testing of goodwill for impairment. Net unamortized goodwill at December 31, 2002 was $43.6 million, including net intangible assets and deferred tax liabilities relating to acquired workforce totaling $0.9 million reclassified to goodwill as of January 1, 2002 as a result of the adoption of SFAS No. 142. No impairment of goodwill was identified upon completion of the transitional impairment test completed in June 2002.

     Other Income, net

      Net other income relates mainly to interest income and expense. Net interest income of $11.7 million in 2002 decreased by 28% from $16.3 million in 2001. Net interest income of $16.3 million in 2001 decreased by 21% from $20.4 million in 2000. The decrease in 2002 from 2001 and in 2001 from 2000 is due mainly to a lower return on investments as a result of market interest rates that have fallen in the last two years. Litigation settlement expenses in other income consist of the settlement of the 1997 securities class action lawsuit for $4.4 million, including legal fees and other related costs. While there has been no change in the Company’s view that the lawsuit had no merit, it determined that settlement of the lawsuit was in the best interest of the Company and its shareholders.

     Income Taxes

      The Company’s effective tax rate was 30% in 2002, 35.5% in 2001, and 40.8% in 2000. In each of these years, the Company benefited from tax-exempt interest income and the utilization of the research and development credits. The Company also benefited from a foreign sales corporation in 2001 and 2000. The Company’s effective tax rate was adversely impacted both by taxes provided on non-US earnings in 2002 and 2001 and by charges associated with the acquisition of Splash in 2001 and 2000. Excluding the impact of the Splash acquisition-related charges, the Company’s effective tax rate for 2001 and 2000 was 33%. The rate decreased in 2002 as a result of the elimination of non-deductible goodwill amortization due to the implementation of SFAS No. 142 and increased benefits related to the generation of tax-exempt interest income due to lower pre-tax income. The Company currently estimates that its effective tax rate for 2003 will be approximately 27% due to increased benefits from foreign sales.

Stock Option Exchange

      During the fourth quarter of 2001, the Company authorized the implementation of an option exchange program pursuant to which our current employees had the opportunity to exchange their outstanding options to purchase shares of our common stock for new stock option grants to be made to them at least 6 months and 1 day in the future. The strike price for the new stock option grants was subject to market risk, in that the price could have been higher than the strike price of the options tendered. Outstanding stock options granted between December 1, 1999 and May 31, 2000 under our 1990 Plan or our 1999 Plan were exchanged for new replacement options granted under our 1999 Plan during the second quarter of 2002. The number of shares of common stock subject to each new option were equal to two-thirds of the number of shares of common stock subject to the tendered option. Options for approximately 2,590,825 shares of common stock were eligible for participation in the option exchange program. At the conclusion of the option exchange program on October 12, 2001, the Company accepted for exchange and cancelled options with exercise prices ranging from $28.9529 to $59.8125 to purchase an aggregate of 2,500,143 shares of our common stock. We issued new replacement options to purchase 1,607,114 shares of common stock at an exercise price of $17.15 in exchange for those cancelled options. No compensation cost was recorded in conjunction with the stock option exchange.

Subsequent Events

      In January 2003 the Company acquired Best GmbH, a German-based software company providing market-leading proofing products for the print and publishing markets worldwide for approximately $9 million in cash. The purchase price will be allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and identifiable intangible assets will be recorded as goodwill. Goodwill is estimated at $4.8 million, with other identifiable intangibles estimated at $4.9 million and in-process research and development, which will be expensed, estimated at $1.2 million.

      On February 13, 2003, Printcafe Software, Inc. (“Printcafe”) entered into the following three agreements with the Company; a standby credit facility in the amount of $11 million plus a working capital facility which will provide up to an additional $3 million under certain circumstances; a stock option agreement granting the Company an option to purchase up to 2,126,574 shares of Common Stock at a purchase price equal to $2.60 per share; and a letter agreement that places certain restrictions on Printcafe’s ability to take actions in order to facilitate a business combination with a party other than the Company subject to customary “fiduciary out” provisions (collectively, the “Agreements”). The Agreements were entered into in connection with EFI’s proposal to acquire all of the outstanding shares of common stock of Printcafe at a purchase price equal to $2.60 per share, payable in cash or EFI stock. On February 19, 2003, Creo Inc. commenced litigation in the Delaware Court of Chancery against the Company, Printcafe and certain of Printcafe’s principal officers and directors, challenging and seeking to temporarily restrain the use of a newly adopted stockholder rights plan by Printcafe, the Agreements and seeking to restrain the Company and Printcafe from proceeding to enter into any further agreements with respect to a business combination. On February 21, 2003, the Delaware Court of Chancery denied the temporary restraining order sought by Creo. On February 26, 2003, the Company announced that it signed a merger agreement providing for the acquisition of PrintCafe for $2.60 per share, or approximately $27.6 million, in cash or Company stock, for each outstanding PrintCafe share. The underlying litigation filed by Creo is still pending and management of the Company intends vigorously to defend such action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

Recent Accounting Pronouncements

SFAS 143

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The company does not expect that the adoption of SFAS No. 143, which is effective for financial statements issued for fiscal years beginning after June 15, 2002, will have a material effect on our consolidated financial statements.

     SFAS 145

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Company does not expect the adoption of SFAS No. 145, the provisions of which are effective for financial years beginning after May 15, 2002, will have a material effect on our consolidated financial statements.

     SFAS 146

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement applies to costs associated with an exit activity, including restructuring, that does not involve an entity newly acquired in a business combination, or with the disposal of long-lived assets. The Company does not expect that the adoption of SFAS 146 will have a material effect upon our consolidated financial statements.

     SFAS 148

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years and interim periods ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

     FASB Interpretation No. 45

      In December 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Direct Guarantees of Indebtedness of Others (“FIN 45”), which will significantly change current practice in the accounting for, and disclosure of, guarantees. Most guarantees are to be recognized and initially measured at fair value, which is a change from current practice. In addition, guarantors will be required to make significant new disclosures, even when the likelihood of the guarantor making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

     FASB Interpretation No. 46

      In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The Company is required to adopt this interpretation no later than July 1, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. The Company continues to evaluate the impact of this Interpretation on its financial condition and results of operations. Based upon its initial analysis, it is possible that the Company may consolidate one or both of the synthetic lease arrangements, as it may be considered the primary beneficiary of the variable interest entity, when the consolidation requirements become effective for our third quarter ending September 30, 2003.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments increased by $47.2 million to $498.4 million as of December 31, 2002, from $451.2 million as of December 31, 2001. Working capital increased by $32.1 million to $470.1 million as of December 31, 2002, up from $438.0 million as of December 31, 2001.

      Net cash provided by operating activities was $49.9 million, $126.6 million and $76.5 million in 2002, 2001 and 2000, respectively. Cash provided by operating activities decreased in 2002 compared to 2001 principally as a result of a decrease in net income and depreciation expense and decreases in the cash generated by the change in inventories, accounts receivable from customers and subcontract manufacturers, income taxes payable, and accounts payable. Cash provided by operating activities increased in 2001 over 2000 as a result of a decrease in inventories and accounts receivable from customers and subcontract manufacturers and an increase in income taxes payable, offset with a decrease in accounts payable and accrued liabilities.

      The Company has continued to invest cash in short-term investments, mainly municipal securities. Net purchases of short-term investments were $83.3 million in 2002 and $8.3 million in 2001, while net sales were $57.5 million in 2000. The Company’s capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company’s operations. The Company purchased approximately $8.2 million, $19.3 million and $15.5 million of such equipment and furniture during 2002, 2001 and 2000, respectively. During 2002 the Company invested $1.7 million in the acquisition of Unimobile. The Company purchased land and facilities in Minnesota for approximately $4.8 million and incurred $7.1 million in land improvements at its Foster City campus during 2001. During 2000 the Company invested $83.8 million, net of cash received, in the acquisition of Splash.

      Net cash provided by financing activities of $9.2 million in 2002 were primarily the result of exercises of common stock options and distribution of common stock pursuant to the employee stock purchase plan. Net cash provided by financing activities of $13.9 million in 2001 was primarily the result of exercises of common stock options. Net cash used in financing activities of $82.5 million in 2000 was primarily the difference between the $100.0 million used to repurchase common stock and the cash received from exercises of common stock options. Net cash provided by financing activities in 2001 and 2000 includes approximately $3.1 million and $0.8 million, respectively, of cash used to repay long-term obligations.

      We do not have significant long-term debt outstanding. Future payments due under lease obligations as of December 31, 2002 (in thousands):

Non-Cancelable Operating Leases

2003	$3,363
2004	3,173
2005	2,456
2006	2,547
2007	522
2008 and thereafter	—

$12,061

     Off-Balance Sheet Financing — Synthetic Lease Arrangements

      In 1997 the Company entered into an agreement (“1997 Lease”) to lease a ten-story 295,000 square foot building on land owned by the Company in Foster City, California. The lessor funded the approximately $56.8 million construction cost of the building which was completed in July 1999. In conjunction with the 1997 Lease, the Company entered into a separate ground lease with the lessor of the building at a nominal rate and for a term of approximately 35 years. If the Company does not renew the 1997 Lease, the ground lease converts to a market rate.

      In December 1999 the Company entered into a second agreement (“1999 Lease” and together with the 1997 Lease, the “Leases”) to lease additional facilities, to be constructed adjacent to the first building discussed above. A 165,000 square foot building was completed in December 2001 at a cost to the lessor of approximately $43.1 million. Rent obligations for the additional facilities, which began in January 2002, bear a direct relationship to the funded amount, as described below. In connection with the 1999 Lease, the Company entered into a separate ground lease of the related parcels of land in Foster City with the lessor of the buildings at a nominal rate and for a term of 30 years. If the Company does not renew the 1999 Lease, the ground lease converts to a market rate.

      Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the Leases for the amount expended by the respective lessor to construct the facilities (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of the their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased facilities at the end of the lease term. During the term of the Leases the Company must maintain a minimum tangible net worth. The Company is liable to the lessor for the total amount financed if it defaults on its covenants (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). In addition, the Company has pledged certain marketable securities or interest-bearing accounts, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral (approximately $73.2 million at December 31, 2002) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease (approximately $43.1 million at December 31, 2002) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. The Company is considered a Tranche A lender of $35.3 million of the $43.1 million, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

      The Company is treated as the owner of these facilities for income tax purposes.

      In January 2003 the FASB issued FIN 46. As noted under Recent Accounting Pronouncements, the primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities”) and how to determine when and which business enterprise should consolidate the variable interest entity (“primary beneficiary”). We continue to evaluate the impact of this Interpretation on our financial condition and results of operations. Based upon our initial analysis, it is possible that we may consolidate one or both of the synthetic lease arrangements, as we may be considered the primary beneficiary of the variable interest entity, when the consolidation requirements become effective for our third quarter ending September 30, 2003.

      Under both leases the Company has first loss guarantees to the lessors, which make the Company liable for declines in the value of these buildings up to approximately 82% of the cost of the construction of the buildings. The first loss guarantee requires payment upon the end of the lease. The Company had a valuation of the building related to the 1997 Lease performed in December 2002 to determine if the Company had exposure related to the residual value guarantee, which would require the payment of the first loss guarantee at the end of the 1997 Lease in July 2004. A valuation of $60.0 million was indicated by the analysis, so the Company has not recorded a reserve for potential impairment. The Company will continue to assess the real estate market conditions to evaluate whether it needs to record any reserves under its first loss guarantee obligations.

     Derivatives

      We conduct our operations globally, however, our transactions are primarily conducted using the United States dollar. We enter into a limited number of forward foreign exchange contracts in order to hedge the currency fluctuations between the Company and its Japanese subsidiary. No forward foreign exchange contracts were outstanding at December 31, 2002. We do not use any derivatives for trading or speculative purposes.

     Financial Risk Management

      The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures are related to non U.S. dollar-denominated sales in Japan and operating expenses in Japan and the Netherlands. Our exposure to movements in foreign currency exchange rates will increase in 2003 after our acquisition of Best Gmbh, which has sales and expenses in the Euro. At the present time, we do not hedge against these currency exposures, but as these exposures grow we may consider hedging against currency movements.

      We maintain investment portfolio holdings of various issuers, types and maturities, typically U.S. Treasury securities and municipal bonds. These securities are classified as available-for-sale, and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). These securities are not leveraged and are held for purposes other than trading.

      The Company’s inventory consists primarily of memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing the Company’s products. Should the Company decide to purchase components and do its own manufacturing, or should it become necessary for the Company to purchase and sell components other than the processors, ASICs or memory subsystems for its contract manufacturers, inventory balances and potentially fixed assets would increase significantly, thereby reducing the Company’s available cash resources. Further, the inventory the Company carries could become obsolete, thereby negatively impacting the Company’s consolidated financial position and results of operations. The Company is also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on its financial condition and results of operations if such supply were reduced or not available.

      The Company may be required to compensate its sub-contract manufacturers for components purchased for orders subsequently cancelled by the Company. The Company periodically reviews the potential liability and the adequacy of the related reserve. The Company’s financial condition and results of operations could be negatively impacted if the Company were required to compensate the sub-contract manufacturers in amounts in excess of the accrued liability.

      In December 2001, Mr. Jan R. Coyle threatened to sue the Company and its customers for infringing a purported soon to be issued patent and for misappropriating trade secrets. The Company believes that Mr. Coyle’s threats are completely without merit. The Company has sought declaratory relief as well as an injunction against Mr. Coyle. See Item 3 “Legal Proceedings.”

      In February 2002, J & L Electronics, another company owned by Mr. Coyle, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law, and related causes of action. The Company has denied all of these allegations and management believes this lawsuit is without merit and intends to defend the actions vigorously. See Item 3 “Legal Proceedings.”

      On September 16, 2002, ArrivalStar, Inc., a privately held Delaware corporation, (“ArrivalStar”) filed a complaint in the U.S. District Court for the Northern District of Georgia against fourteen defendants, including EFI, alleging that each of the defendants infringed one or more claims of six identified patents owned by the ArrivalStar. EFI believes that the plaintiff’s claims against it are without merit and intends to vigorously defend itself in this litigation. See Item 3 “Legal Proceedings.”

      In February 2003, Printcafe Software, Inc. (“Printcafe”) entered into three agreements with the Company; a standby credit facility in the amount of $11 million plus a working capital facility which will provide up to an additional $3 million under certain circumstances; a stock option agreement granting the Company an option to purchase up to 2,126,574 shares of Common Stock at a purchase price equal to $2.60 per share; and a letter agreement that places certain restrictions on Printcafe’s ability to take actions in order to facilitate a business combination with a party other than the Company subject to customary “fiduciary out” provisions (collectively, the “Agreements”). In February 2003, Creo Inc. commenced litigation in the Delaware Court of Chancery against the Company, Printcafe and certain of Printcafe’s principal officers and directors, challenging and seeking to temporarily restrain the use of a newly adopted stockholder rights plan by Printcafe, the transactions contemplated by the Agreements and seeking to restrain the Company and Printcafe from proceeding to enter into any further agreements with respect to a business combination. See Item 3 “Legal Proceedings.”

      The Company believes that its existing capital resources, together with cash generated from continuing operations will be sufficient to fund its operations and meet capital requirements through at least 2003.

Disclosures on Stock Option Programs

     Option Program Description

      Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. Of the options we granted last year, 90% went to employees other than the top 3 officers. The program consists of a broad-based plan under which options may be granted to all employees, directors and consultants. Option vesting periods range from 2 – 4 years, with an average vesting period of 3.5 years.

     Distribution and Dilutive Effect of Options

Employee and Executive Option Grants

	As of December 31,

	2002	2001	2000

Grants during the period as % of outstanding shares	2%	2%	17%
Grants to listed officers* during the period as % of total options granted	28%	30%	5%
Grants to listed officers* during the period as % of outstanding shares	1%	1%	1%
Cumulative options held by listed officers* as % of total options outstanding	10%	7%	7%

*	See Executive Officers for listed officers; these are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers. The Company has only three executive officers.

      During 2000, 3 company-wide grants were made. However, the listed officers did not receive options under the third grant until 2001. This has created the variance in the 2001 percentage of grants to officers compared to total options granted as compared to 2000 and 2002. The third grant to employees in 2000 was in lieu of the annual company-wide grant during 2001. The lack of a company-wide grant during 2001 has resulted in the decrease in grants as a percentage of outstanding shares in 2001 as compared to 2000 and 2002.

      The officers are restricted by company policy as to the dates when they can exercise their options. The inability to exercise when other employees can trade has resulted in the increase in the cumulative options held by officers as a percentage of the total options outstanding.

     General Option Information

     Summary of Option Activity

		As of December 31, 2002

		Options Outstanding

	Shares Available		Weighted Average
	for Options	Number of Shares	Exercise Price

	(In thousands)	(In thousands)	($)
January 1, 2001	3,153	12,903	$28.31
Grants	(1,344)	1,344	16.86
Exercises		(975)	14.88
Cancellations	3,896	(3,896)	40.57
Expirations	(792)	—	—

December 31, 2001	4,913	9,376	22.96
Grants	(3,172)	3,172	17.06
Exercises		(414)	11.44
Cancellations	1,006	(1,006)	25.99
Expirations	(484)	—	—

December 31, 2002	2,263	11,128	$21.25

In-the-Money and Out-of-the-Money Option Information

As of December 31, 2002

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(Shares in thousands)
In-the-money	2,120	$13.11	1,749	$13.49	3,869	$13.27
Out-of-the-money(1)	5,002	$28.25	2,258	$20.55	7,259	$25.86

Total Options Outstanding	7,122	$23.74	4,007	$17.46	11,128	$21.48

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $16.44 at the end of the year.

     Executive Options

Option Grants in Year Ended December 31, 2002

Individual Grants(1)

			Percent of
			Total			Potential Realizable Value
	Number of		Options			at Assumed Annual Rates
	Shares		Granted to			of Stock Price Appreciation
	Underlying		Employees	Exercise		for Option Term(6)
	Options		in	Price Per	Expiration
	Granted		2001(4)	Share	Date(5)	5%	10%

Guy Gecht	90,000	(2)	2.93%	$17.50	4/25/12	$990,509	$2,510,144
	55,000	(3)	1.78%	$17.50	4/25/12	$605,311	$1,533,977
Fred Rosenzweig	83,333	(2)	2.71%	$17.50	4/25/12	$917,134	$2,324,198
	16,667	(3)	0.54%	$17.50	4/25/12	$183,431	$464,851
Joseph Cutts	30,000	(2)	0.98%	$17.50	4/25/12	$330,170	$836,715
	20,000	(3)	0.65%	$17.50	4/25/12	$220,113	$557,810

(1)	With respect to each of the Named Officers, upon a change of control of the Company, the exercisability of these options will automatically be accelerated.

(2)	Mr. Gecht, Mr. Rosenzweig and Mr. Cutts submitted options (135,000, 125,000 and 45,000, respectively) for cancellation and reissuance pursuant to the Company’s 2001 Option Exchange Program. The reissued options (90,000, 83,333 and 30,000, respectively) retain the vesting schedule of the submitted options. At the time of cancellation, the original options were exercisable beginning on November 1, 2000, with 25% of the options becoming exercisable on that date and then monthly thereafter (ratably), with full vesting on November 1, 2003. See 10-Year Option Repricing table below.

(3)	Options granted on April 25, 2002 are exercisable beginning on April 25, 2003, with 25% of the options becoming exercisable on that date and then monthly thereafter (ratably), with full vesting on October 25, 2005. Each grant was made at an exercise price equal to the fair market value on the date of the grant.

(4)	Based on a year-to-date total of 3,073,141 shares subject to options granted to employees under the company’s option plans.

(5)	The options have a term of 10 years, subject to earlier termination in certain events related to termination of employment.

(6)	The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent the Company’s estimate of projection of its future Common Stock price. Should the stock price go down, these options could expire worthless.

Option Exchange Program Details

		Number of
		Securities	Market
		Underlying	Price of	Exercise	Number of
		Options/	Stock at	Price at	Securities	Exercise Price
		SAR’s	Time of	Time of	Received in	at Time of
Name	Date	Cancelled	Cancellation	Cancellation	Exchange	New Grant

Guy Gecht	4/25/02	135,000	$17.99	$45.188	90,000	$17.50
Fred Rosenzweig	4/25/02	125,000	$17.99	$45.188	83,333	$17.50
Joseph Cutts	4/25/02	45,000	$17.99	$45.188	30,000	$17.50

Aggregated Option Exercises as of December 31, 2002 and Year End Option Values

					Value of Unexercised
	Shares		Number of Unexercised		In-the-Money Options at
	Acquired		Options at 12/31/02		12/31/02(2)
	on	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Guy Gecht	—	—	295,938	172,500	$269,095	$223,606
Fred Rosenzweig	—	—	351,235	120,765	$315,383	$178,885
Joseph Cutts	—	—	101,100	67,750	$108,916	$95,831

(1)	This amount represents the market value of the underlying securities on the exercise date minus the exercise price of such options.

(2)	This amount represents the market value of the underlying securities relating to “in-the-money” options at December 31, 2002 minus the exercise price of such options.

Factors That Could Adversely Affect Performance

      Our performance may be adversely affected by the following factors:

We rely on sales to a relatively small number of OEM partners, and the loss of any of these customers could substantially decrease our revenues

      Because we sell our products primarily to our OEM partners, we rely on high sales volumes to a relatively small number of customers. We expect that we will continue to depend on these OEM partners for a significant portion of our revenues. If we lose an important OEM or we are unable to recruit additional OEMs, our revenues may be materially and adversely affected. We cannot assure you that our major customers will continue to purchase our products at current levels or that they will continue to purchase our products at all. Our OEM partners may elect and have elected in some cases to develop products on their own, rather than purchase our products. In addition, our results of operations could be adversely affected by a decline in demand for copiers or laser printers, other factors affecting our major customers, in particular, or the computer industry in general. Xerox, our second largest customer, has in the past experienced serious financial difficulties in their business. If Xerox again faces such difficulties, our profitability would be materially and adversely affected through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to Xerox products.

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

If we are unable to develop new products, or execute product introductions on a timely basis, our future revenue and operating results may be harmed

      Our operating results depend to a significant extent on our continual improvement of existing technologies and rapid innovation of new products and technologies by us. Our success depends not only on our ability to predict future requirements, but also to develop and introduce new products that successfully address customer needs. Any delays in the launch or availability of new products we are planning could harm our financial results. During transitions from existing products to new products, customers may delay or cancel orders for existing products. Our results of operations may be adversely affected if we cannot successfully manage product transitions or provide adequate availability of products after they have been introduced.

      We must continue to make significant investments in research and development in order to enhance performance and functionality of our products, including product lines different than our Fiery, Splash and EDOX servers and embedded controllers. We cannot assure you that we will successfully identify new product opportunities, develop and introduce new products to market in a timely manner, or achieve market acceptance of our products. Also, when we decide to develop new products, our research and development expenses generally increase in the short term without a corresponding increase in revenue. Finally, we cannot assure you that products and technologies developed by our own customers and others will not render our products or technologies obsolete or noncompetitive.

We license software used in most of our products from Adobe Systems Incorporated, and the loss of this license would prevent us from shipping these products

      Under our license agreements with Adobe, we are required to obtain a separate license for each type of copier or printer used with a Fiery Server or Controller from Adobe for the right to use Adobe PostScriptTM software in our products. To date, we have successfully obtained licenses to use Adobe’s PostScriptTM software for our products, where required. We cannot assure you that Adobe will continue to grant future licenses to Adobe PostScriptTM software on reasonable terms, in a timely manner, or at all. In addition, we cannot assure you that Adobe will continue to give us the quality assurance approvals we are required to obtain from Adobe for the Adobe licenses. If Adobe does not grant us such licenses or approvals, if the Adobe license agreements are terminated, or if our relationship with Adobe is otherwise materially impaired, we would be unable to sell products that incorporate Adobe PostScriptTM software, and our financial condition and results of operations would be materially and adversely affected. In some products we have introduced substitute software developed internally that does not require any license from Adobe. While we plan on expanding the number of products using internally developed software, there can be no guarantee that these products will meet market acceptance.

If the demand for products that enable color printing of digital data continues to decrease, our sales revenue will likely decrease

      Our products are primarily targeted at enabling the printing of digital data. Demand for networked printers and copiers containing our technology decreased in both 2001 and 2002 due to the global economic downturn. We cannot assure you that demand will level off or increase in the future, nor can we assure you that the demand will level off or increase for the specific OEM printers and copiers that utilize our products. If demand for digital printing products and services containing our technology continues to decline, or if the demand for our OEMs’ specific printers or copiers for which our products are designed should continue to decline, our sales revenue will be adversely affected. We sell products that are large capital expenditures as well as discretionary purchase items for our customers. In difficult economic times such as we are now experiencing, spending on information technology typically decreases. As our products are of a more discretionary nature than many other technology products, we may be more adversely impacted by deteriorating general economic conditions than other technology firms. We are subject to economic sensitivity that has harmed and could, in the future, harm our results of operations. We believe that demand for our products may also be affected by a variety of economic conditions and considerations, and we cannot assure you that demand for our products or our customers’ products will continue or improve from current levels.

If we enter new markets or distribution channels this could result in higher operating expenses that may not be offset by increased revenues

      We continue to explore opportunities to develop product lines different from our current servers and embedded controllers, such as our Graphics Arts software package, Velocity software products, eBeam, PrintMe Networks and Unimobile, among others. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services or if we will generate sufficient revenues from these activities to offset the additional operating expenses we incur. In addition, even if we are able to introduce new products or services, the lack of marketplace acceptability of these new products or services may adversely impact the Company’s operating results.

We face competition from other suppliers as well as our own OEM customers, and if we are not able to compete successfully our business may be harmed

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

      Many of our OEM partners themselves internally develop and sell products that compete directly with our current products. These OEMs may be able to develop more quickly than we can products similar to ours that are compatible with their own products. These OEMs have chosen and may continue to chose to market their own products in addition to our products, even when their products are technologically inferior, have lower performance or cost more than our products. We cannot assure you that we will be able to successfully compete against similar products developed internally by our OEMs or against their financial and other resources, particularly in the black and white product market. If we cannot compete successfully against our OEMs’ internally developed products, our business may be harmed.

If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion

      We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley where competition among companies to hire engineering and technical professionals has historically been intense. In times of professional labor imbalances, it may be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees. We offer a broad-based equity compensation plan based on granting options from stockholder-approved plans in order to be competitive in the labor market. If stockholders do not approve additional shares for these plans for future grants, it may be difficult for us to hire and retain skilled employees. If we cannot successfully hire and retain employees, we may not be able to develop products or to meet demand for our products in a timely fashion and our results of operations may be adversely impacted.

Our operating results may fluctuate based upon many factors, which could adversely affect our stock price

      We expect our stock price to vary with our operating results and, consequently, fluctuations in our results could adversely affect our stock price. Operating results may fluctuate due to

•	varying demand for our products;

•	success and timing of new product introductions;

•	changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;

•	price reductions by us and our competitors;

•	delay, cancellation or rescheduling of orders or projects;

•	product performance;

•	availability of key components, including possible delays in deliveries from suppliers;

•	the status of our relationships with our OEM partners;

•	the performance of third-party manufacturers;

•	the status of our relationships with our key suppliers;

•	the financial and operational condition of OEM partners and key suppliers;

•	potential excess or shortage of employees;

•	competition from OEMs;

•	changes in product mix;

•	costs associated with complying with any applicable governmental regulations

•	volatility in foreign exchange rates and

•	general economic conditions.

      Many of our products, and the related OEM copiers and printers, are purchased utilizing lease contracts or bank financing. If prospective purchasers of digital copiers and printers are unable to obtain credit, or interest rate changes make credit terms undesirable, then demand for digital copiers and printers may be significantly reduced, which may adversely impact our revenues and operating results.

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

      We attempt to hire additional employees to match growth in projected demand for our products. If actual demand is lower than our projections as has occurred in the recent past, we likely will have hired too many employees and will therefore incur expenses that need not have been incurred and our financial results may be harmed. If demand exceeds our projections, we likely will have hired too few employees and may not be able to meet demand for our products and our sales revenue may be adversely impacted. Projecting demand is difficult in our business and no assurances can be provided that we will accurately project demand. If we cannot successfully manage our growth, our results of operations may be harmed.

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

We face risks from our international operations and from currency fluctuations

      Approximately 47% and 50% of our revenue from the sale of products for the twelve-month periods ended December 31, 2002 and December 31, 2001, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

      Given the significance of our non-U.S. sales to our total product revenue, we face a continuing risk from the fluctuation of the U.S. dollar versus the Japanese yen, the Euro and other major European currencies, and numerous Southeast Asian currencies. Although we typically invoice our customers in U.S. dollars, when we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar. Our products may become expensive in the local currency of our customers, thereby reducing our ability to sell our product. We attempt to limit or hedge these exposures through operational strategies and financial market instruments where we consider it appropriate. To date we have mostly used forward contracts to reduce our risk from interest rate and currency fluctuations. However, our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

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

Seasonal purchasing patterns of our OEM customers have historically caused lower fourth quarter revenue, which may negatively impact our results of operations

      Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the past, our fiscal fourth quarter (the quarter ending December 31) results have been adversely affected because some or all of our OEM customers wanted to decrease, or otherwise delay, fourth quarter orders with lower channel inventories. This impact has been increasingly mitigated, as our OEM customers have lowered channel inventories throughout the year. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM partners focus on training their sales forces and have reduced sell through themselves. The primary reasons for this seasonal pattern are:

•	our OEM partners have historically sought to minimize year-end inventory investment (including the reduction in demand following introductory “channel fill” purchases);

•	the timing of new product releases and training by our OEM partners; and

•	certain of our OEM partners typically achieve their yearly sales targets before year end and consequently delay further purchases into the next fiscal year (we do not know when our partners reach these sales targets as they generally do not disclose them to us).

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

We may make acquisitions and acquisitions involve numerous risks

      We seek to develop new technologies and products from both internal and external sources. As part of this effort, we have in the past made, and will likely continue to make, acquisitions of other companies or other companies’ assets. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of operations, technologies, or products;

•	risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	potential loss of key employees of the acquired company;

•	possible expense overruns;

•	adverse reaction by customers, suppliers or partners of the acquired company or EFI;

•	risk of changes in ratings by stock analysts,

•	potential litigation surrounding transactions and

•	inability to protect or secure technology rights.

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

We are dependent on subcontractors to manufacture and deliver products to our customers

      We subcontract with other companies to manufacture our products. We rely on the ability of our subcontractors to produce products to be sold to our customers, and while we closely monitor our subcontractors performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. The weakened economy has led to the dissolution and bankruptcies of some of the subcontractors who are able to manufacture our products and has caused several other such subcontractors to merge, decreasing the available number of subcontractors. If the available number of subcontractors continues to decrease, it is possible that we will not be able to secure appropriate subcontractors to fulfill our demand in a timely manner or at all, particularly if demand for our products increases, or if we lose one or more of our current subcontractors. We cannot assure you that difficulties experienced by our subcontractors, including financial problems, and the inability to make or ship our products or fix quality assurance problems, would not harm our business, operating results, or financial condition. If we decide to change subcontractors, we could experience delays in setting up new subcontractors which would result in delay in delivery of our products. We have a high concentration of our products manufactured at a single subcontractor location, Sanmina-SCI in Colorado. Should Sanmina-SCI experience any inability to manufacture or deliver product from this location our business, financial condition and operations could be harmed.

We depend upon a limited group of suppliers for key components in our products

      Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components. We may not maintain long-term agreements with any of our suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated volatility in demand for our products, we could be unable to manufacture certain products in a quantity sufficient to meet end user demand, or we may hold excess quantities of inventory. We maintain an inventory of components for which we are dependent upon sole or limited source suppliers and components with prices that fluctuate significantly. As a result, we are subject to a risk of inventory obsolescence, which could adversely affect our operating results and financial condition. Additionally, the market prices and availability of certain components, particularly memory, and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of our products, have fluctuated significantly in the past. Such fluctuations in the future could have a material adverse effect on our operating results and financial condition including a reduction in gross margins.

We face the risk of decreased revenues in light of ongoing economic uncertainty

      The revenue growth and profitability of our business depends significantly on the overall demand for information technology products such as ours that enable printing of digital data. Softening demand for these products caused by ongoing economic uncertainty and reduced spending in the United States and other regions where we conduct business has resulted, and may further result, in decreased revenues, earnings levels or growth rates or inventory write downs. The United States and global economy, and particularly the markets for our products have weakened substantially over the past two years and market conditions continue to be challenging. This has resulted in individuals and companies delaying or reducing expenditures, including information technology expenditures. Further delays or reductions in information technology spending may have a material adverse effect on demand for our products and services, and consequently on our business, operating results, financial condition, prospects and stock price.

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

Foreign Exchange Contracts

      In the past the Company utilized forward foreign exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. The transactions hedged were intercompany accounts receivable and payable between the Company and its Japanese subsidiary. The periods of the forward foreign exchange contracts correspond to the reporting periods of the hedged transactions. Foreign exchange gains and losses on intercompany balances and the offsetting losses and gains on forward foreign exchange contracts are reflected in the income statement. The Company had no forward foreign exchange contracts outstanding as of December 31, 2002.

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

      The following table presents the hypothetical change in fair values in the financial instruments held by the Company at December 31, 2002 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.

      This table estimates the fair value of the portfolio at a twelve month time horizon:

	Valuation of Securities		Valuation of Securities
	Given an Interest Rate		Given an Interest Rate
	Decrease of	No Change in	Increase of
	100 Basis Points	Interest Rates	100 Basis Points

(In thousands)
Total Fair Market Value	$332,188	$330,147	$328,125

      The fair value of the Company’s long-term debt, including current maturities, was estimated to be $0.3 million as of December 31, 2002, and equaled the carrying value. The Company’s long-term debt requires interest payments based on a variable rate and therefore its fair value is not subject to interest rate risk.

Item 8:     Financial Statements and Supplementary Data

ELECTRONICS FOR IMAGING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$153,905	$190,816
Short-term investments	344,465	260,391
Accounts receivable, net	42,267	53,966
Inventories	4,125	9,297
Other current assets	18,053	19,639

Total current assets	562,815	534,109
Property and equipment, net	53,187	55,046
Restricted investments	43,080	40,135
Goodwill	43,552	42,371
Intangible assets, net	17,386	20,490
Other assets	7,086	10,836

Total assets	$727,106	$702,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,067	$21,616
Accrued and other liabilities	47,353	46,036
Income taxes payable	32,341	28,437

Total current liabilities	92,761	96,089
Long-term obligations	278	331
Commitments and contingencies (Note 6)
Stockholder’s equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 54,569 and 53,878 shares issued and outstanding, respectively	590	583
Additional paid-in capital	272,456	261,703
Treasury stock, at cost, 4,478 shares	(99,959)	(99,959)
Accumulated other comprehensive income	1,991	1,219
Retained earnings	458,989	443,021

Total stockholders’ equity	634,067	606,567

Total liabilities and stockholders’ equity	$727,106	$702,987

See accompanying notes to consolidated financial statements.

ELECTRONICS FOR IMAGING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands, except per
	share amounts)
Revenue	$350,185	$517,608	$588,449
Cost of revenue	167,685	282,113	311,152

Gross profit	182,500	235,495	277,297
Operating expenses:
Research and development	89,973	98,116	94,097
Sales and marketing	50,624	56,767	64,526
General and administrative	21,778	25,456	24,784
Amortization of goodwill and other identified intangibles	4,391	12,255	23,621

Total operating expenses	166,766	192,594	207,028

Income from operations	15,734	42,901	70,269
Other income, net:
Interest income, net	11,728	16,267	20,474
Litigation settlement	(4,409)	—	—
Other income (expense), net	(242)	1,204	1,076

Total other income, net	7,077	17,471	21,550

Income before income taxes	22,811	60,372	91,819
Provision for income taxes	(6,843)	(21,432)	(37,461)

Net income	$15,968	$38,940	$54,358

Net income per basic common share	$0.29	$0.73	$0.99

Shares used in per-share calculation	54,256	53,468	54,649
Net income per diluted common share	$0.29	$0.71	$0.97

Shares used in per-share calculation	54,852	54,605	55,983

See accompanying notes to consolidated financial statements.

ELECTRONICS FOR IMAGING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Other
	Common Stock		Additional		Comprehensive		Total
			Paid-in	Treasury	Income	Retained	Stockholders’
	Shares	Amount	Capital	Stock	(Loss)	Earnings	Equity

	(In thousands)
Balances as of December 31, 1999	55,722	$557	$201,679	—	$(772)	$349,723	$551,187
Components of comprehensive income
Net income						54,358	54,358
Currency translation adjustment					(96)		(96)
Market valuation on short-term investments					1,288	—	1,288

Comprehensive income					1,192	54,358	55,550

Exercise of common stock options	1,441	18	18,294	—			18,312
Tax benefit related to stock plans			14,271				14,271
Fair value of stock options assumed			5,955				5,955
Repurchase of common stock — (held in treasury )	—	—	—	(99,959)			(99,959)

Balances as of December 31, 2000	57,163	575	240,199	(99,959)	420	404,081	545,316
Components of comprehensive income
Net income						38,940	38,940
Currency translation adjustment					(103)		(103)
Market valuation on short-term investments					902	—	902

Comprehensive income					799	38,940	39,739

Exercise of common stock options	975	7	13,082				13,089
Stock issued pursuant to ESPP	218	1	3,923				3,924
Tax benefit related to stock plans	—	—	4,499	—			4,499

Balances as of December 31, 2001	58,356	583	261,703	(99,959)	1,219	443,021	606,567
Components of comprehensive income
Net income						15,968	15,968
Currency translation adjustment					15		15
Market valuation on short-term investments					757	—	757

Comprehensive income					772	15,968	16,740

Exercise of common stock options	414	4	5,150				5,154
Stock issued pursuant to ESPP	276	3	4,106				4,109
Tax benefit related to stock plans	—	—	1,497	—			1,497

Balances as of December 31, 2002	59,046	$590	$272,456	$(99,959)	$1,991	$458,989	$634,067

See accompanying notes to consolidated financial statements.

ELECTRONICS FOR IMAGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income	$15,968	$38,940	$54,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,996	28,012	18,461
Purchased in-process research & development	—	—	20,300
Deferred taxes	3,702	10,139	(3,039)
Change in reserve for bad debts	(400)	386	988
Other	465	(126)	96
Changes in operating assets and liabilities:
Accounts receivable	12,244	17,654	10,196
Inventories	5,172	17,779	(10,305)
Receivables from subcontract manufacturers	1,491	15,861	(11,022)
Other current assets	491	2,937	(3,965)
Accounts payable and accrued liabilities	(9,608)	(31,759)	(887)
Income taxes payable	5,401	26,738	1,354

Net cash provided by operating activities	49,922	126,561	76,535
Cash flows from investing activities:
Purchases of short-term investments	(386,028)	(62,928)	(1,134,284)
Sales/ maturities of short-term investments	302,712	54,592	1,191,777
Net purchases of restricted investments	(2,945)	(26,171)	(14,134)
Investment in property and equipment, net	(8,225)	(19,347)	(15,510)
Business acquired, net of cash received	(1,924)	—	(83,769)
Receipt or sale of other assets	367	1,427	825

Net cash used for investing activities	(96,043)	(52,427)	(55,095)
Cash flows from financing activities:
Repayment of long-term obligations	(53)	(3,135)	(813)
Issuance of common stock	9,263	17,013	18,312
Repurchase of common stock	—	—	(99,959)

Net cash provided by (used for) financing activities	9,210	13,878	(82,460)

Increase (decrease) in cash and cash equivalents	(36,911)	88,012	(61,020)
Cash and cash equivalents at beginning of year	190,816	102,804	163,824

Cash and cash equivalents at end of year	$153,905	$190,816	$102,804

Supplemental disclosures of cash flow information:
Cash paid for interest	$54	$207	$355

Cash paid (refunded) for income taxes	$(2,382)	$(16,809)	$40,984

See accompanying notes to consolidated financial statements.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     The Company and Its Significant Accounting Policies

     The Company and Its Business

      Electronics for Imaging, Inc., a Delaware corporation (the “Company”), through its subsidiaries, designs and markets products that support color and black-and-white printing on a variety of peripheral devices. Its products incorporate hardware and software technologies that transform digital copiers and printers from many leading copier manufacturers into fast, high-quality networked printers. The Company’s products include stand-alone servers, which are connected to digital copiers and other peripheral devices, and controllers, which are embedded in digital copiers and desktop color laser printers. The Company also offers design-licensed solutions to printer and copier manufactures and software to the printing industry. The Company operates primarily in one industry and sells its products primarily to original equipment manufacturers in North America, Europe and Japan. Substantially all of the Company’s revenue to date has resulted from the sale of print servers and controllers.

     Significant Accounting Policies

     Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

       Cash, Cash Equivalents and Short-term Investments

      The Company invests its excess cash in deposits with major banks, money market securities, municipal, U.S. government and corporate debt securities. By policy, the Company invests primarily in high-grade marketable securities. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded on the consolidated balance sheet.

      The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Typically, the cost of these investments has approximated fair value. Marketable investments are classified as available-for-sale or held-to-maturity. Available-for-sale are stated at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of deferred income taxes. Held-to-maturity securities are stated at amortized cost. During 2002 certain held-to-maturity securities, used as collateral related to one of the synthetic lease arrangements, were converted upon completion of construction of the associated building into a direct investment in the synthetic lease arrangement. Realized gains and losses on sales of investments are included in other income.

     Concentration of Credit Risk

      The Company is exposed to credit risk in the event of default by any of its customers to the extent of amounts recorded on the consolidated balance sheet. Approximately 74% of the Company’s revenues are derived from four customers. The Company performs ongoing evaluations of the collectibility of the accounts receivable balances for its customers and maintains reserves for estimated credit losses; actual losses have not historically been significant.

Inventories

      Inventories are stated at standard cost, which approximates the lower of actual cost using a first-in, first-out method, or market. The Company periodically reviews its inventories for potential slow-moving or obsolete items and writes down specific items to net realizable value as appropriate.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment is recorded at cost. Depreciation on assets is computed using the straight-line method over the estimated useful lives of the assets. The estimated life for desktop and laptop computers is 18 months, while all other assets are considered to have a 3-year life. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the lease term, if shorter. Land improvements are amortized using the straight-line method over the estimated useful lives of the improvements.

Long-lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company measures the assets for impairment based upon the estimated future discounted cash flows from the asset.

Amortization of Identifiable Intangible Assets

      Intangible assets acquired to date are being amortized on a straight-line basis over periods ranging from 1 to 7 years.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, upon adoption, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. Upon adoption of the standard on January 1, 2002, we ceased amortizing goodwill and reclassified net intangible assets and deferred tax liabilities relating to acquired workforce totaling $0.9 million to goodwill. No changes were made to the useful lives of amortizable identifiable intangible assets in connection with the adoption of SFAS No. 142.

      The provisions of SFAS No. 142 also require periodic testing of goodwill for impairment. A transitional impairment test was required to be completed within six months of adoption of SFAS No. 142 with any impairments treated as a cumulative effect of change in accounting principle. Annual impairment tests must be performed thereafter. The Company completed the transitional test, the result of which did not indicate any impairment, during June 2002.

      Aggregate amortization expense was $4.4 million, $12.3 million and $3.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and workforce amortization, net of the related income tax effect, follows:

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share
	amounts, unaudited)
Reported net income	$15,968	$38,940	$54,358
Goodwill amortization	—	7,611	1,903
Workforce amortization, reclassified to goodwill	—	550	137
Tax impact	—	(2,611)	(653)

Adjusted net income	$15,968	$44,490	$55,745

Basic earnings per share:
Reported earnings per share — basic	$0.29	$0.73	$0.99
Goodwill amortization	—	0.14	0.04
Workforce amortization, reclassified to goodwill	—	0.01	—
Tax impact	—	(0.05)	(0.01)

Adjusted earnings per share — basic	$0.29	$0.83	$1.02

Diluted earnings per share:
Reported earnings per share — diluted	$0.29	$0.71	$0.97
Goodwill amortization	—	0.14	0.03
Workforce amortization, reclassified to goodwill	—	0.01	—
Tax impact	—	(0.05)	(0.01)

Adjusted earnings per share — diluted	$0.29	$0.81	$0.99

      As of December 31, 2002, future estimated amortization expense related to intangible assets is expected to be $4.4 million for 2003, $4.1 million for 2004, $3.1 million for 2005, $3.0 million for 2006 and $2.3 million for 2007.

Revenue Recognition

      Revenue from the sale of servers, controllers and chipsets is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

      Revenue for consulting and development services is recognized ratably over the contract term. Consulting and development services are billed based on time and materials, and revenue is recognized as these services are performed. If these services are related to product development, the entire fee is recognized using the percentage of completion method. The percentage of completion is based on an estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

      Software in multiple element arrangements in which a customer purchases a combination of software, post-contract customer support (“PCS”), and/or professional services is sold under license agreements. PCS, or maintenance, includes rights to upgrades, when and if available, telephone support, updates, and enhancements. Professional services relate to consulting services and training. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. The VSOE of fair value of PCS is based on renewal rates for the same term PCS. Revenue allocated to PCS is recognized ratably over the contractual term (typically one to two years). At December 31, 2002, revenue from software sales represented less than 2% of total revenue.

Fair Value of Financial Instruments

      The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable, long-term investments, accounts payable, accrued liabilities and bonds payable as presented in the financial statements, approximate fair value based on the nature of these instruments and prevailing interest rates.

Income Taxes

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The company has provided U.S. taxes on non-U.S. income to the extent these earnings are considered not permanently reinvested.

Accounting for Derivative Instruments and Risk Management

      The Company operates internationally, giving rise to exposure to market risk from changes in foreign exchange rates. Derivative financial instruments, in the form of forward contracts, are used by the Company to reduce those risks. The Company does not hold or issue financial or derivative financial instruments for trading or speculative purposes. The magnitude and volume of such transactions were not material for the periods presented. No forward foreign exchange contracts were outstanding as of December 31, 2002.

Employee Stock-Based Compensation

      In 1997, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” As permitted under this standard, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” in accounting for its stock options and other stock-based employee awards. Accordingly, no compensation cost has been recorded in the income statement for stock-based compensation granted to employees.

		Years Ended December 31,

		2002	2001	2000

		(In thousands, except
		per share amounts)
Net income (loss)	As reported	$15,968	$38,940	$54,358
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		21,841	18,664	50,092

	Pro forma	$(5,873)	$20,276	$4,266

Earnings (loss) per basic common share	As reported	$0.29	$0.73	$0.99
	Pro forma	$(0.11)	$0.38	$0.08
Earnings (loss) per diluted common share	As reported	$0.29	$0.71	$0.97
	Pro forma	$(0.11)	$0.37	$0.08

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

      The functional currency for all of the Company’s foreign operations, except for Japan, is the U.S. dollar. The functional currency for Japanese subsidiary is the Japanese yen. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income. Where the Japanese yen is the functional currency, translation adjustments are recorded as a separate component of stockholders’ equity. Foreign currency translation and transaction gains and losses have not been significant in any period presented.

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

      The following table presents a reconciliation of basic and diluted earnings per share for the three years ended December 31, 2002:

	Years ended December 31,

	2002	2001	2000

	(In thousands, except per share
	data)
Net income available to common shareholders	$15,968	$38,940	$54,358

Shares
Basic shares	54,256	53,468	54,649
Effect of Dilutive Securities	596	1,137	1,334

Diluted shares	54,852	54,605	55,983

Earnings per common share
Basic EPS	$0.29	$0.73	$0.99

Diluted EPS	$0.29	$0.71	$0.97

      Anti-dilutive weighted shares of common stock of 5,276,164; 5,715,912; and 4,729,988 as of December 31, 2002, 2001, and 2000, respectively, have been excluded from the effect of dilutive securities because the options’ exercise prices were greater than the average market price of the common shares for the years then ended.

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

SFAS 143

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The company does not expect that the adoption of SFAS No. 143, which is effective for financial statements issued for fiscal years beginning after June 15, 2002, will have a material effect on our consolidated financial statements.

SFAS 145

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Company does not expect the adoption of SFAS No. 145, the provisions of which are effective for financial years beginning after May 15, 2002, will have a material effect on our consolidated financial statements.

SFAS 146

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement applies to costs associated with an exit activity, including restructuring, that does not involve an entity newly acquired in a business combination, or with the disposal of long-lived assets. The Company does not expect that the adoption of SFAS 146 will have a material effect upon our consolidated financial statements.

SFAS 148

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years and interim periods ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

FASB Interpretation No. 45

      In December 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Direct Guarantees of Indebtedness of Others (“FIN 45”), which will significantly change current practice in the accounting for, and disclosure of, guarantees. Most guarantees are to be recognized and initially measured at fair value, which is a change from current practice. In addition, guarantors will be required to make significant new disclosures, even when the likelihood of the guarantor making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and have been incorporated into these financial statements

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and accompanying footnotes, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

FASB Interpretation No. 46

      In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The Company is required to adopt this interpretation no later than July 1, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. We continue to evaluate the impact of this Interpretation on our financial condition and results of operations. Based upon our initial analysis, it is possible that we may consolidate one or both of the synthetic lease arrangements, as we may be considered the primary beneficiary of the variable interest entity, when the consolidation requirements become effective for our third quarter ending September 30, 2003.

Note 2:     Mergers and Acquisitions

2002 Acquisitions

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

     2000 Acquisitions

      On October 23, 2000, the Company acquired Splash Technology Holdings, Inc. (“Splash”) for total consideration of approximately $159.7 million, comprising of $146.8 million in cash, $6.0 million for the fair value of stock options assumed and $6.9 million of capitalized transaction-related costs. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition as follows:

(In thousands)
Fair value of assets acquired and liabilities assumed	$59,885
In-process research and development	20,300
Developed technology	18,500
Workforce-in-place	2,200
Trademarks and trade names	5,500
Goodwill	53,275

$159,660

      Valuation of the intangible assets acquired was determined by an independent third-party appraiser and consists of developed technology, trademarks and trade names, and workforce-in-place. The amount allocated to the purchased in-process research and development (“IPR&D”) was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The percentage of completion for such products was estimated to range from 50% to 90%. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value at rates ranging from 25% to 30%. The excess of the purchase price over tangible and identifiable intangible assets acquired and liabilities assumed has been recorded as goodwill. The developed technology, trademarks and trade names are being amortized over estimated useful lives ranging from 4 to 7 years. Amortization of the workforce-in-place and goodwill was discontinued after the adoption of SFAS No. 142 and those assets are now subject to impairment tests.

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

Year Ended
December 31,
2000

(In thousands,
except per
share data)
Revenue	$640,096

Net income	$55,192

Basic earnings per common share	$1.01

Diluted earnings per common share	$0.99

      The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at the beginning of the period presented.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:     Balance Sheet Components

	December 31,

	2002	2001

	(In thousands)
Accounts receivable:
Accounts receivable	$43,505	$55,597
Less reserves and allowances	(1,238)	(1,631)

	$42,267	$53,966

Inventories:
Raw materials	$2,295	$6,670
Finished goods	1,830	2,627

	$4,125	$9,297

Other current assets:
Deferred income taxes, current portion	$13,260	$12,966
Receivable from subcontract manufacturers	1,559	3,050
Other	3,234	3,623

	$18,053	$19,639

Property and equipment:
Land, building and improvements	$38,857	$38,661
Equipment and purchased software	43,613	43,639
Furniture and leasehold improvements	12,544	11,872

	95,014	94,172
Less accumulated depreciation and amortization	(41,827)	(39,126)

	$53,187	$55,046

Intangible assets, net:
Acquired technology	$20,800	$18,500
Patents, trademarks and other intangibles	6,000	7,700
Accumulated amortization of intangibles	(9,414)	(5,710)

	$17,386	$20,490

Other assets:
Deferred income taxes, non-current portion	$6,238	$9,621
Other	848	1,215

	$7,086	$10,836

Accrued and other liabilities:
Accrued compensation and benefits	$15,585	$16,549
Deferred revenue	3,501	3,255
Warranty provision	2,515	2,365
Accrued royalty payments	7,933	6,660
Other accrued liabilities	17,819	17,207

	$47,353	$46,036

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:     Short-term and Restricted Investments

      The following tables summarize the Company’s available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
December 31, 2002
Municipal Securities	$188,516	$2,378	$—	$190,894
U.S. Government Securities	151,483	1,307		152,790
Corporate Securities	792	—	(11)	781

Total short-term investments	$340,791	$3,685	$(11)	$344,465

December 31, 2001
Municipal Securities	$248,955	$2,441	$—	$251,396
U.S. Government Securities	9,050	6	(61)	8,995

Total short-term investments	$258,005	$2,447	$(61)	$260,391

      The following table summarizes the maturities of the available-for-sale investment securities as of December 31, 2002:

	Amortized
	Cost	Fair Value

	(In thousands)
Less than one year	$183,405	$184,359
Due in 1-2 years	113,832	115,762

Due in 2-3 years	43,554	44,344

Total short-term and restricted investments	$340,791	$344,465

      The following tables summarize the Company’s held-to-maturity investments placed in securities at December 31, 2001. The held-to-maturity investments were collateral for a financing agreement related to the construction of a building on the Company’s land. Upon completion of the construction, the collateral was moved from specified securities to an interest-bearing account. (See Note 6 for more details.)

Amortized
Cost

(In thousands)
December 31, 2001
U.S. Government Securities	$40,135

December 31, 2002
U.S. Government Securities	$—

      In connection with its building lease arrangements, the Company has pledged $73.2 million of securities at December 31, 2002. (See Note 6 for more details.)

Note 5:     Long-Term Debt

      Long-term debt consists of amounts due to the City of Foster City for certain bonds assumed by the Company during the purchase of land (see Note 6). The bonds payable are reduced by an assessment based

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on usage, made by the City of Foster City, and vary from year to year. The total amount due on the bonds at December 31, 2002 and 2001 was $0.3 million.

Note 6:     Commitments and Contingencies

Leases

Off-Balance Sheet Financing — Synthetic Lease Arrangement

      In 1997, the Company purchased a 35-acre parcel of land in Foster City, California and began development of a corporate campus. In July 1999 the Company completed construction of a ten-story, 295,000 square foot building funded under a lease agreement entered into in 1997 (“1997 Lease”) and began making rent payments. Also in conjunction with the 1997 Lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years. If the Company does not renew the building lease, the ground lease converts to a market rate.

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

      Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased building at the end of the lease term. During the terms of the Leases the Company must maintain a minimum tangible net worth. The Company is liable to the lessor for the full purchase amount of the buildings if it defaults on its covenants ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). In addition, the Company has pledged certain marketable securities, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral ($73.2 million at December 31, 2002) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease (approximately $43.1 million at December 31, 2002) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. The Company is considered a Tranche A lender of $35.3 million of the $43.1 million, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

      The Company is treated as the owner of these buildings for federal income tax purposes.

      In January 2003 the FASB issued FIN 46. As noted under Recent Accounting Pronouncements, the primary objectives of FIN 46 are to provide guidance on the identification of entities(“variable interest entities”) for which control is achieved through means other than voting rights and how to determine when and which business enterprise should consolidate the variable interest entity (“primary beneficiary”). We continue to evaluate the impact of this Interpretation on our financial condition and results of operations. Based upon our initial analysis, it is possible that we may consolidate one or both of the synthetic lease arrangements, as we may be considered the primary beneficiary of the variable interest entity, when the consolidation requirements become effective for our third quarter ending September 30, 2003.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also leases office facilities in various locations in the United States and overseas for periods ranging from two to five years, expiring between March 2003 and November 2007.

      The following summarizes the future minimum lease payments under the non-cancelable operating leases:

Fiscal Year
(In thousands)
2003	$3,363
2004	3,173
2005	2,456
2006	2,547
2007	522
2008 and thereafter	—

Total	$12,061

Note: Lease obligation related to the principal corporate facility is estimated and is based on current market interest rates (LIBOR) and based on collateralized assumptions.

      Rental expense amounted to approximately $4.7 million, $5.6 million, and $6.7 million for the fiscal years ended 2002, 2001 and 2000, respectively.

     Purchase Commitments

      The Company sub-contracts with other companies to manufacture its products. During the normal course of business the sub-contractors procure components based upon orders placed by the Company. If the Company cancels all or part of the order, the Company may still be liable to the sub-contractors for the cost of the components purchased by the sub-contractors for placement in its products. The Company periodically reviews the potential liability and the adequacy of the related reserve. The Company’s consolidated financial position and results of operations could be negatively impacted if the Company were required to compensate the sub-contract manufacturers for amounts in excess of the related reserve.

     Product Warranties

      The Company adopted FIN 45 during the fourth quarter of 2002. FIN 45 requires specific disclosures concerning the Company’s obligations under certain guarantees. The Company’s products are generally accompanied by a 12-month warranty, which covers both parts and labor. The warranty provision is based upon historical experience, by product, configuration and geographic region.

      Changes in the warranty reserves for the year ended December 31, 2002 were as follows:

(In thousands)
Balance at December 31, 2001	$2,364
Provision for warranty during the year	2,657
Settlements	(2,515)

Balance at December 31, 2002	$2,515

     Legal Proceedings

      The Company and certain principal officers and directors were named as defendants in class action complaints filed in both the California Superior Court of the County of San Mateo on December 15, 1997, and the United States District Court for the Northern District of California on December 31, 1997 on behalf of

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchasers of the common stock of the Company during the class period from April 10, 1997, through December 11, 1997. On August 30, 2001, the Federal Court dismissed the complaint filed in the United States District Court for the Northern District of California, leaving only the California Superior Court case. On September 4, 2002, the Company announced that it had decided to settled all claims pending against the Company and certain of its current and former officers and directors in the California case. The Company incurred a charge to net income in the third quarter of 2002 of $4.4 million ($3.1 million, net of taxes) or $0.06 per share, including legal fees and costs related to the settlement. There is no change in the Company’s view that the lawsuit was without merit. However, the Company determined that settling the suit was in the best interests of the Company and its shareholders.

      In January 1999, two class action complaints were filed naming Splash Technology Holdings, Inc. and certain of its officers (“Splash), in the United States District Court for the Northern District of California, on behalf of purchasers of the common stock of Splash during the class period from January 7, 1997 through October 13, 1998 (EFI acquired Splash in October 2000). The complaints alleged violations of securities laws during the class period. The two cases were subsequently consolidated into one case. On August 28, 2001, the Court dismissed the complaint with prejudice; however, the plaintiffs appealed that ruling. On December 4, 2002, after oral argument on the appeal, the plaintiffs dismissed their appeal, resulting in the final dismissal of the action against Splash. Throughout the litigation, the Company maintained its belief that these lawsuits were without merit.

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on an initial review of the complaint, the Company believes that the plaintiff’s claims against it are without merit and intends to vigorously defend itself in this litigation.

      In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company’s business or financial condition

Note 7:     Income Taxes

      The components of income from operations before income taxes are as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
U.S.	$7,222	$24,844	$102,062
Foreign	15,589	35,528	(10,243)

Total	$22,811	$60,372	$91,819

      The provision (benefit) for income taxes is summarized as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Current:
U.S. Federal	$907	$6,150	$34,451
State	157	1,096	4,197
Foreign	2,690	4,047	1,852

Total current	3,754	11,293	40,500
Deferred:
U.S. Federal	4,116	13,092	(2,469)
State	(976)	(2,950)	(549)
Foreign	(51)	(3)	(21)

Total deferred	3,089	10,139	(3,039)

Total provision for income taxes	$6,843	$21,432	$37,461

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

	December 31,

	2002	2001

	(In thousands)
Depreciation	$(2,885)	$—
Unremitted earnings of foreign subsidiaries	(13,632)	(7,812)

Gross deferred tax liabilities	(16,517)	(7,812)
Depreciation	—	626
Inventory reserves	3,785	4,611
Other reserves and accruals	1,159	725
Accrued compensation and benefits	1,068	1,818
Accrued royalties	1,009	763
Amortization of intangibles	2,677	2,039
Deferred tax on intercompany transactions	5,184	7,914
Net operating loss carryforwards	4,141	2,133
Tax credit carryforwards	12,503	6,326
Manufacturing reserves	2,013	2,314
Deferred revenue	1,206	106
Other	1,270	1,024
Gross deferred tax assets	36,015	30,399

Total deferred tax assets, net	$19,498	$22,587

      A reconciliation between the income tax provision computed at the federal statutory rate and the actual tax provision is as follows:

	Years Ended December 31,

	2002		2001		2000

	$	%	$	%	$	%

	(In thousands)
Tax expense at federal statutory rate	$7,983	35.0	$21,130	35.0	$32,137	35.0
State income taxes, net of federal benefit	507	2.2	1,732	2.9	4,798	5.2
Tax-exempt interest income	(2,927)	(12.8)	(3,364)	(5.6)	(4,480)	(4.9)
Research and development credits	(1,066)	(4.7)	(2,521)	(4.2)	(3,934)	(4.3)
FSC benefit	—	—	(63)	(0.1)	(2,148)	(2.3)
Foreign rate differential	1,992	8.7	2,755	4.6	2,546	2.8
In-process technology and amortization of goodwill	—	—	2,372	3.9	7,698	8.4
Other	354	1.6	(609)	(1.0)	844	0.9

Total	$6,843	30.0	$21,432	35.5	$37,461	40.8

      Income before income taxes includes $15.7 million, $35.5 million and $0.3 million of income relating to non-U.S. operations for 2002, 2001 and 2000, respectively.

      The company has approximately $11.7 million and $15.4 million of loss and credit carryforwards at December 31, 2002. These losses and credits will expire between 2004 and 2022.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:     Employee Benefit Plans

Stock Option Plans

      As of December 31, 2002, the Company has six stock-based compensation plans, described below. The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock-based compensation granted to employees under its fixed stock option plans. Had compensation cost for options granted in 2002, 2001 and 2000 under the Company’s option plans been determined based on the fair value at the grant dates as prescribed by SFAS 123, the Company’s net income and pro forma net income (loss) per share would have been as follows:

		Years Ended December 31,

		2002	2001	2000

		(In thousands, except
		per share amounts)
Net income (loss)	As reported	$15,968	$38,940	$54,358
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		21,841	18,664	50,092

	Pro forma	$(5,873)	$20,276	$4,266

Earnings (loss) per basic common share	As reported	$0.29	$0.73	$0.99
	Pro forma	$(0.11)	$0.38	$0.08
Earnings (loss) per diluted common share	As reported	$0.29	$0.71	$0.97
	Pro forma	$(0.11)	$0.37	$0.08

      The Company has five stock option plans: the 1989 Stock Plan (a “Predecessor Plan”) , the 1990 Stock Plan (a “Predecessor Plan”), the MGI 1985 Nonqualified Stock Option Plan (a “Predecessor Plan”), the Splash 1996 Stock Option Plan (a “Predecessor Plan”) and the 1999 Equity Incentive Plan (a “Stock Plan”). The Company does not grant any options under the Predecessor Plans, however all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants. Under the Stock Plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and the option’s maximum term is 10 years. Options are granted periodically throughout the year and generally vest ratably over two to four years. At December 31, 2002, approximately 2.3 million shares were available for future grants to employees, directors or consultants.

      The fair value of each option grant is estimated on the date of grant using the attribution method with respect to graded vesting under the Black-Scholes option-pricing model, and the following assumptions:

	Years Ended December 31,

	2002	2001	2000

Black Scholes Assumptions & Fair Value
Expected Volatility	69.1%	67.6%	88.0%
Dividend Yield	0.0%	0.0%	0.0%
Risk Free Interest Rate	2.16 to 2.99%	2.28 to 4.60%	4.91% to 5.11%
Weighted Average Expected Option Term	4.0 years	4.0 years	4.0 years
Weighted Average Fair Value of Options Granted	$10.28	$11.46	$21.96

      Stock issued under the ESPP plan are valued using the same assumptions as the stock grants, except that the term is reduced to 6 months.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock option activity is presented below:

	Years Ended December 31,

	2002		2001		2000

		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(In thousands)		(In thousands)		(In thousands)
Beginning of Year	9,376	$22.96	12,903	$28.31	7,335	$27.73
Granted	3,172	17.06	1,344	16.86	9,045	27.92
Exercised	(414)	11.44	(975)	14.88	(1,441)	12.60
Forfeited	(1,006)	25.99	(3,896)	40.57	(2,036)	35.63

End of Year	11,128	$21.25	9,376	$22.96	12,903	$28.31

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(In thousands)			(In thousands)
$0.24 to $11.94	319	5.82	$9.65	198	$8.28
$11.95 to $12.81	1,960	7.61	12.81	1,012	12.81
$12.82 to $15.64	1,386	7.02	14.33	902	14.48
$15.65 to $17.15	2,451	9.32	17.06	1,004	17.14
$17.16 to $22.31	2,186	7.90	20.89	1,579	21.33
$22.32 to $59.88	2,826	5.82	36.62	2,427	37.32

$0.24 to $59.88	11,128	7.46	$21.48	7,122	$23.75

Stock Option Exchange

      During the fourth quarter of 2001, the Company authorized the implementation of an option exchange program pursuant to which our current employees had the opportunity to exchange their outstanding options to purchase shares of our common stock for new stock option grants to be made to them at a later date. The strike price for the new stock option grants was subject to market risk, in that the price could have been higher than the strike price of the options tendered. Outstanding stock options granted between December 1, 1999 and May 31, 2000 under our 1990 Plan or our 1999 Plan were exchanged for new replacement options granted under our 1999 Plan during the second quarter of 2002. The number of shares of common stock subject to each new option were equal to two-thirds of the number of shares of common stock subject to the tendered option. Options for approximately 2,590,825 shares of common stock were eligible for participation in the option exchange program. At the conclusion of the option exchange program on October 12, 2001, the Company accepted for exchange and cancelled options with exercise prices ranging from $28.9529 to $59.8125 to purchase an aggregate of 2,500,143 shares of our common stock. We issued new replacement options at an exercise price of $17.15 to purchase 1,607,114 shares of common stock in exchange for those cancelled options. No compensation cost was recorded in conjunction with the stock option exchange.

Employee Stock Purchase Plan

      In 2001, the Company established an employee stock purchase plan which allows qualified employees (as defined) to purchase designated shares of the Company’s common stock at a price equal to 85% of the closing price on specified dates. The Company has initially authorized 400,000 shares for purchase under this plan,

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with an additional 0.5% of the common shares outstanding on the first day of each year being automatically added to the shares available for issue under this plan. The Company issued 276,716 shares during 2002 at an average purchase price of $14.75.

Employee 401(k) Plan

      The Company sponsors a 401(k) Savings Plan (the “401(k) Plan”) to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 20% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company currently matches 50% of the employee contributions, up to a maximum of the first 4% of the employee’s compensation contributed to the plan, subject to IRS limitations. The Company match is annually determined by the Board of Directors. All matching contributions vest over four years starting with the hire date of the individual employee. Company matching contributions to the Plan totaled $1.1 million in 2002, $1.0 million in 2001 and $0.6 million in 2000. The employee and the Company’s contributions are cash contributions invested in mutual funds managed by an independent fund manager, or in self-directed retirement plans. The fund manager or the employee may invest in the Company’s common stock.

Note 9: Information Concerning Business Segments and Major Customers

Information about Products and Services

      The Company operates in a single industry segment, technology for high-quality printing in short production runs. In accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information, the Company’s operating decision-makers have been identified as the executive officers of the Company, who review the operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company does not have separate operating segments for which discrete financial statements are prepared. The Company’s management makes operating decisions and assesses performance based on primarily product revenues.

      The following is a breakdown of revenues by product category for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Stand-alone Color Servers	$164,741	$215,155	$268,436
Embedded & Chipset Color Solutions	98,108	151,499	129,277
Digital Black and White Solutions	45,366	95,522	130,780
Other Sources	41,970	55,432	59,956

Total Revenue	$350,185	$517,608	$588,449

Information about Geographic Areas

      The Company’s sales originated in the United States, The Netherlands and Japan. Shipments to some of the Company’s OEM partners are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, the Company believes that sales to certain geographic locations might be higher or lower, as accurate data is difficult to obtain.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a breakdown of revenues by shipment destination for the years ended December 31, 2002, 2001 and 2000, respectively:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
North America	$184,891	$256,782	$291,679
Europe	108,978	181,605	191,403
Japan	38,541	61,459	85,983
Rest of World	17,775	17,762	19,384

Total Revenue	$350,185	$517,608	$588,449

     Information about Major Customers

      Three customers, with total revenues greater than 10%, accounted for approximately 29%, 28% and 10% of revenue in 2002. Four customers accounted for approximately 32%, 26%, 11% and 10% of revenue in 2001. Three customers accounted for approximately 36%, 23% and 11% of revenue in 2000. Three customers, with accounts receivable balances greater than 10%, in aggregate accounted for approximately 72% and 72% of the accounts receivable balance as of December 31 in 2002 and 2001, respectively.

Note 10:     Subsequent Events

      In January 2003 the Company acquired Best GmbH, a German-based software company providing market-leading proofing products for the print and publishing markets worldwide for approximately $9 million in cash. The purchase price will be allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and identifiable intangible assets will be recorded as goodwill. Goodwill is estimated at $4.8 million, with other identifiable intangibles estimated at $4.9 million and in-process research and development, which will be expensed, estimated at $1.2 million.

      On February 13, 2003, Printcafe Software, Inc. (“Printcafe”) entered into the following three agreements with the Company; a standby credit facility in the amount of $11 million plus a working capital facility which will provide up to an additional $3 million under certain circumstances; a stock option agreement granting the Company an option to purchase up to 2,126,574 shares of Common Stock at a purchase price equal to $2.60 per share; and a letter agreement that places certain restrictions on Printcafe’s ability to take actions in order to facilitate a business combination with a party other than the Company subject to customary “fiduciary out” provisions (collectively, the “Agreements”). The Agreements were entered into in connection with EFI’s proposal to acquire all of the outstanding shares of common stock of Printcafe at a purchase price equal to $2.60 per share, payable in cash or EFI stock. On February 19, 2003, Creo Inc. commenced litigation in the Delaware Court of Chancery against the Company, Printcafe and certain of Printcafe’s principal officers and directors, challenging and seeking to temporarily restrain the use of a newly adopted stockholder rights plan by Printcafe, the Agreements and seeking to restrain the Company and Printcafe from proceeding to enter into any further agreements with respect to a business combination. On February 21, 2003, the Delaware Court of Chancery denied the temporary restraining order sought by Creo. On February 26, 2003, the Company announced that it signed a merger agreement providing for the acquisition of PrintCafe for $2.60 per share, or approximately $27.6 million, in cash or Company stock, for each outstanding PrintCafe share. The underlying litigation filed by Creo is still pending and management of the Company intends vigorously to defend such action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:     Unaudited Quarterly Consolidated Financial Information

      The following table presents the Company’s operating results for each of the eight quarters in the two-year period ended December 31, 2002. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the notes thereto appearing in this Annual Report. These operating results are not necessarily indicative of the results for any future period.

	Q1	Q2	Q3	Q4

	(In thousands, except per share data)
2002:
Revenue	$82,893	$83,931	$92,652	$90,709
Gross profit	40,790	42,607	49,208	49,895
Income (loss) from operations	(331)	518	6,809	8,738
Net income	$2,023	$2,465	3,612	7,868
Net income per basic common share	$0.04	$0.05	$0.07	$0.14
Net income per diluted common share	$0.04	$0.05	$0.07	$0.14
Revenue by product
Stand-alone Color Servers	$39,649	$36,807	$44,665	$43,620
Embedded & Chipset Color Solutions	21,726	26,560	25,521	24,301
Digital Black and White Solutions	11,238	10,153	12,582	11,393
Other Sources	10,280	10,411	9,884	11,395

Total revenue	$82,893	$83,931	$92,652	$90,709

Shipments by geographic area
North America	$44,686	$41,726	$51,687	$46,792
Europe	25,552	25,794	26,243	31,389
Japan	8,755	12,364	9,572	7,850
Rest of World	3,900	4,047	5,150	4,678

Total	$82,893	$83,931	$92,652	$90,709

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Q1	Q2	Q3	Q4

2001:
Revenue	$141,093	$143,936	$127,024	$105,555
Gross profit	62,748	64,222	58,973	49,552
Income from operations	11,025	14,131	12,421	5,324
Net income	9,896	11,663	11,100	6,281
Net income per basic common share	$0.19	$0.22	$0.21	$0.11
Net income per diluted common share	$0.18	$0.21	$0.20	$0.11
Revenue by product
Stand-alone Color Servers	$56,824	$56,248	$50,879	$51,203
Embedded & Chipset Color Solutions	30,074	53,930	39,750	27,746
Digital Black and White Solutions	40,769	19,718	20,741	14,294
Other Sources	13,426	14,040	15,654	12,312

Total revenue	$141,093	$143,936	$127,024	$105,555

Shipments by geographic area
North America	$69,457	$64,991	$67,915	$54,420
Europe	47,563	58,910	38,609	36,522
Japan	19,566	15,260	15,647	10,986
Rest of World	4,507	4,775	4,853	3,627

Total	$141,093	$143,936	$127,024	$105,555

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires among other things, the discontinuance of goodwill amortization and provisions for the reclassification of certain existing recognized intangibles to goodwill. Upon the adoption of SFAS 142, the Company ceased amortizing goodwill and reclassified net intangibles and deferred tax liabilities relating to acquired workforce totaling $0.9 million in goodwill.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Electronics for Imaging, Inc.

      In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Electronics for Imaging, Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets in accordance with guidance provided in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PricewaterhouseCoopers LLP

San Jose, California

January 21, 2003, except for Note 10, which is as of
February 26, 2003

PART III

Item 9:     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 10:     Directors and Executive Officers of the Registrant

      Information regarding directors of the Company is incorporated by reference from the information contained under the caption “Election of Directors” in the Company’s Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”). Information regarding current executive officers of the Registrant is incorporated by reference from information contained under the caption “Executive Officers” in the Company’s 2003 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2003 Proxy Statement.

Item 11:     Executive Compensation

      The information required by this item is incorporated by reference from the information contained under the caption “Executive Compensation” in the Company’s 2003 Proxy Statement.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in the Company’s 2003 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

      The following table sets forth information as of December 31, 2002 concerning securities that are authorized under equity compensation plans.

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation plans
	outstanding options,	options, warrants,	(excluding securities reflected in
Plan category	warrants, and rights	and rights	column 1)

Equity compensation plans approved by shareholders	11,120,128	$21.48	2,263,181
Equity compensation plans not approved by shareholders	—	—	—

TOTAL	11,120,128	$21.48	2,263,181

      This table does not include options outstanding, representing 8,586 shares with an average exercise price of $19.81, that were assumed in connection with business combinations where additional grants cannot be made.

Item 13:     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the information contained under the caption “Related Transactions” in the Company’s 2003 Proxy Statement.

Item 14:     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

      Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the

Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls.

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15:     Exhibits, Financial Statement Schedules, and Reports on Form 10-K

      (a) Documents Filed as Part of Form 10-K

      (1) Index to Financial Statements

      The Financial Statements required by this item are submitted in Item 8 of this report as follows:

Report of Independent Accountants

Consolidated Balance Sheets at December 31, 2002 and 2001
Consolidated Statements of Income for the three years ended December 31, 2002
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2002
Consolidated Statements of Cash Flows for the three years ended December 31, 2002
Notes to Consolidated Financial Statements

      (2) Index to Financial Statement Schedule

      Schedule II — Valuation and Qualifying Accounts

(All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.)

      (3) Exhibits

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc.(7)
2.2
Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc.(8)

2.3		Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc.(5)
2.4		Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and PrintCafe Software, Inc.(13)
3.1		Amended and Restated Certificate of Incorporation.(2)
3.2		Bylaws as amended.(1)
4.1		See Exhibit 3.1
4.2		Specimen Common Stock certificate of the Company.(1)
10	.6‡	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company.(11)
10	.7**	1989 Stock Plan of the Company.(1)
10	.8**	1990 Stock Plan of the Company.(1)
10	.9**	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan.(9)
10	.10**	The 1999 Equity Incentive Plan.(6)
10	.11**	Form of Indemnification Agreement.(1)
10	.12**	Employment Agreement dated March 8, 2000, by and between Fred Rosenzweig and the Company.(9)
10	.13**	Employment Agreement dated April 13, 2000, by and between Joseph Cutts and the Company.(3)
10	.14**	Employment Agreement dated March 8, 2000, by and between Guy Gecht and the Company.(9)
10	.15**
Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company’s corporate headquarters building to be built in Foster City, California.(4)

Exhibit
Number		Description

10.16		Lease Financing of Properties Located in Foster City, California, dated as of January 18, 2000 among the Company, Société Générale Financial Corporation and Société Générale.(9)
10	.17**	2000 Employee Stock Purchase Plan.(3)
10	.18**	Offer to Exchange dated September 17, 2001.(10)
10	.19**	Splash Technology Holdings, Inc. 1996 Stock Option Plan.(12)
21.1		List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney (see signature page).

**	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

†	The Company has received confidential treatment with respect to portions of these documents.

‡	The Company has requested confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-18805) and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Report of Unscheduled Material Events on Form 8-K on September 8, 1999 (File No. 0-18805) and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-88135) and incorporated herein by reference.

(7)	Filed as exhibit (d)(1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.

(8)	Filed as exhibit (d)(5) to the Company’s TO/A Number 3 on October 20, 2000 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(10)	Filed as exhibit (a)(1) to the Company’s Schedule TO-I on September 17, 2001 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-18805) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-49298) and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-103954) and incorporated herein by reference.

      (b) Reports on Form 8-K

      None.

      (c) List of Exhibits

      See Item 14(a).

      (d) Consolidated Financial Statement Schedule II for the years ended December 31, 2002, 2001 and 2000, respectively.

ELECTRONICS FOR IMAGING, INC.

SCHEDULE II

Valuation and Qualifying Accounts

	Balance at	Charged to	Charged to/		Balance at
	Beginning	Costs and	from Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

	(In thousands)
Year Ended December 31, 2002
Allowance for doubtful accounts and sales-related reserves	$1,631	$(196)	$20	$(217)	$1,238
Year Ended December 31, 2001
Allowance for doubtful accounts and sales-related reserves	$2,430	$386	$—	$(1,185)	$1,631
Year Ended December 31, 2000
Allowance for doubtful accounts and sales-related reserves	$1,266	$979	$450 (1)	$(265)	$2,430

(1)	Bad debt reserve received through acquisition of Splash Technology Holdings, Inc. — $173, and sales-related reserve — $277.

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

By:	/s/ GUY GECHT

Guy Gecht
Chief Executive Officer

March 31, 2003

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

Signature	Title	Date

/s/ GUY GECHT Guy Gecht	Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2003

/s/ FRED ROSENZWEIG Fred Rosenzweig	President and Chief Operating Officer, Director (Principal Operating Officer)	March 31, 2003

/s/ JOSEPH CUTTS Joseph Cutts	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 31, 2003

/s/ GILL COGAN Gill Cogan	Director	March 31, 2003

/s/ JEAN-LOUIS GASSÉE Jean-Louis Gassée	Director	March 31, 2003

/s/ DAN MAYDAN Dan Maydan	Director	March 31, 2003

/s/ THOMAS UNTERBERG Thomas Unterberg	Director	March 31, 2003

/s/ JAMES S. GREENE James S. Greene	Director	March 31, 2003

CERTIFICATIONS

I, Guy Gecht, Chief Executive Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Electronics for Imaging, Inc. (the registrant);

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GUY GECHT

Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2003

      I, Joseph Cutts, Chief Financial Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Electronics for Imaging, Inc. (the registrant);

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH CUTTS

Joseph Cutts
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 2003

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc.(7)
2.2		Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc.(8)
2.3		Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc.(5)
2.4		Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering and PrintCafe Software, Inc.(13)
3.1		Amended and Restated Certificate of Incorporation.(2)
3.2		Bylaws as amended.(1)
4.1		See Exhibit 3.1
4.2		Specimen Common Stock certificate of the Company.(1)
10	.6‡	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company.(11)
10	.7**	1989 Stock Plan of the Company.(1)
10	.8**	1990 Stock Plan of the Company.(1)
10	.9**	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan.(9)
10	.10**	The 1999 Equity Incentive Plan.(6)
10	.11**	Form of Indemnification Agreement.(1)
10	.12**	Employment Agreement dated March 8, 2000, by and between Fred Rosenzweig and the Company.(9)
10	.13**	Employment Agreement dated April 13, 2000, by and between Joseph Cutts and the Company.(3)
10	.14**	Employment Agreement dated March 8, 2000, by and between Guy Gecht and the Company.(9)
10	.15**	Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company’s corporate headquarters building to be built in Foster City, California.(4)
10.16		Lease Financing of Properties Located in Foster City, California, dated as of January 18, 2000 among the Company, Société Générale Financial Corporation and Société Générale.(9)
10	.17**	2000 Employee Stock Purchase Plan.(3)
10	.18**	Offer to Exchange dated September 17, 2001.(10)
10	.19**	Splash Technology Holdings, Inc. 1996 Stock Option Plan(12)
21.1		List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
24.2		Power of Attorney (see signature page).

**	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

†	The Company has received confidential treatment with respect to portions of these documents.

‡	The Company has requested confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-18805) and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Report of Unscheduled Material Events on Form 8-K on September 8, 1999 (File No. 0-18805) and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-88135) and incorporated herein by reference.

(7)	Filed as exhibit(d)(1) to the Company’s Schedule TO-T on September 14, 2000 is incorporated herein by reference.

(8)	Filed as exhibit(d)(5) to the Company’s TO/ A Number 3 on October 20, 2000 is incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(10)	Filed as an exhibit(a)(1) to the Company’s Schedule TO-I on September 17, 2001 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-18805) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-49298) and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-103954) and incorporated herein by reference.