Form 10-Q
period 2003-03-31
ELECTRONICS FOR IMAGING INC
filed 2003-05-15
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of shares of Common Stock outstanding as of April 30, 2003 was 54,998,855.

An Exhibit Index can be found on Page 34.

ELECTRONICS FOR IMAGING, INC.

INDEX

Page No.
PART I – Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets
March 31, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30
PART II – Other Information
Item 1. Legal Proceedings	31
Item 2. Changes in Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Other Information	31
Item 6. Exhibits and Reports on Form 8-K	31
Signatures	31
Certifications	32

PART I             FINANCIAL INFORMATION

     ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Electronics for Imaging, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,

(in thousands, except per share amounts)	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$172,221	$153,905
Short-term investments	328,117	344,465
Accounts receivable, net	40,940	42,267
Inventories	5,222	4,125
Other current assets	20,218	18,053

Total current assets	566,718	562,815
Property and equipment, net	52,575	53,187
Restricted investments	43,080	43,080
Goodwill	48,598	43,552
Intangible assets, net	21,167	17,386
Other assets	6,794	7,086

Total assets	$738,932	$727,106

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,669	$13,067
Accrued and other liabilities	42,148	47,353
Income taxes payable	34,982	32,341

Total current liabilities	95,799	92,761
Long-term obligations	278	278
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 54,835 and 54,569 shares issued and outstanding, respectively	593	590
Additional paid-in capital	276,141	272,456
Treasury stock, at cost, 4,478 shares	(99,959)	(99,959)
Accumulated other comprehensive income	1,989	1,991
Retained earnings	464,091	458,989

Total stockholders’ equity	642,855	634,067

Total liabilities and stockholders’ equity	$738,932	$727,106

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months
	Ended March 31,

(In thousands, except per share amounts)	2003	2002

Revenue	$85,715	$82,893
Cost of revenue	36,228	42,103

Gross profit	49,487	40,790
Operating expenses:
Research and development	22,810	22,403
Sales and marketing	14,730	12,289
General and administrative	4,991	5,425
Amortization of identified intangibles and other acquisition-related expense	2,545	1,004

Total operating expenses	45,076	41,121

Income (loss) from operations	4,411	(331)
Interest and other income, net	2,578	3,221

Income before income taxes	6,989	2,890
Provision for income taxes	(1,887)	(867)

Net income	$5,102	$2,023

Net income per basic common share	$0.09	$0.04

Shares used in per-share calculation	54,707	54,007
Net income per diluted common share	$0.09	$0.04

Shares used in per-share calculation	55,190	54,949

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months
	Ended March 31,

(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$5,102	$2,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,904	3,701
In-process research and development costs	1,220	—
Deferred income tax	(2,015)	(626)
Changes in operating assets and liabilities:
Accounts receivable	2,411	4,463
Inventories	(964)	(400)
Receivable from subcontract manufacturers	(808)	741
Other current assets	(1,112)	1,861
Accounts payable and accrued liabilities	(1,513)	(4,612)
Income taxes payable	2,674	993

Net cash provided by operating activities	8,899	8,144

Cash flows from investing activities:
Purchases and sales/maturities of short-term investments, net	16,063	(36,136)
Net purchases of restricted investments	—	(2,945)
Investment in property and equipment, net	(1,768)	(5,185)
Acquisition of subsidiary	(8,748)	—
Change in other assets	182	(245)

Net cash provided by (used for) investing activities	5,729	(44,511)

Cash flows from financing activities:
Issuance of common stock	3,688	4,326

Net cash provided by financing activities	3,688	4,326

Increase (decrease) in cash and cash equivalents	18,316	(32,041)
Cash and cash equivalents at beginning of year	153,905	190,816

Cash and cash equivalents at end of period	$172,221	$158,775

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the “Company”), as of and for the interim period ended March 31, 2003, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2002, contained in the Company’s Annual Report to Stockholders. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with accounting principles generally accepted in the United States of America. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto.

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

The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim period ended March 31, 2003 is not necessarily indicative of the results to be expected for any other interim period or the full year.

2.	Recent Accounting Pronouncements

SFAS 148

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years and interim periods beginning after December 15, 2002.

		Three months ended March 31,

(in thousands, except per share amounts)		2003	2002

Net income	As reported	$5,102	$2,023
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		(3,862)	(4,241)

Net income (loss)	Pro forma	$1,240	$(2,218)

Earnings (loss) per basic common share	As reported	$0.09	$0.04

	Pro forma	$0.02	$(0.04)

Earnings (loss) per diluted common share	As reported	$0.09	$0.04

	Pro forma	$0.02	$(0.04)

SFAS 149

In December 2002, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities. We do not anticipate that SFAS No. 149 will have a material impact on our financial condition or results of operation.

FASB Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The Company is required to adopt this interpretation no later than July 1, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. We continue to evaluate the impact of this Interpretation on our financial condition and results of operations. Based upon our initial analysis, it is possible that we may consolidate one or both of the synthetic lease arrangements (See Note 9, Commitments and Contingencies - Off-Balance Sheet Financing - Synthetic Lease Arrangement), as we may be considered the primary beneficiary of the variable interest entity, when the consolidation requirements become effective for our third quarter ending September 30, 2003.

3.	Accounting for Derivative Instruments and Hedging

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133 requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. The Company had no such derivative or hedging instruments outstanding as of March 31, 2003.

4.	Earnings Per Share

The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:

	Three Months Ended March 31,

(In thousands, except per share amounts, unaudited)	2003	2002

Net income available to common shareholders	$5,102	$2,023

Shares
Basic shares	54,707	54,007
Effect of dilutive securities	483	942

Diluted Shares	55,190	54,949

Earnings per common share
Basic EPS	$0.09	$0.04

Diluted EPS	$0.09	$0.04

Anti-dilutive weighted average shares of common stock of 7,266,524 and 4,961,192 as of March 31, 2003 and 2002, respectively, have been excluded from the effect of dilutive securities because the options’ exercise prices were greater than the average market price of the common stock for the periods then ended.

5.	Comprehensive Income

The Company’s comprehensive income, which encompasses net income, market valuation adjustments and currency translation adjustments, is as follows:

	Three Months Ended March 31,

(In thousands, unaudited)	2003	2002

Net income	$5,102	$2,023
Market valuation of investments	(284)	(903)
Currency translation adjustment	282	(28)

Comprehensive Income	$5,100	$1,092

6.	Acquisitions

In January 2003 the Company acquired Best GmbH, a German-based software company providing market-leading proofing products for the print and publishing markets worldwide for approximately $9 million in cash. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

(in thousands)

Fair value of assets acquired and liabilities assumed	$36
In-process research and development	1,220
Developed technology	2,080
Trademarks and trade names, license and distributor relationships	2,860
Deferred tax liability related to assets acquired	(1,952)
Goodwill	4,808

$9,052

Valuation of the intangible assets acquired was based upon the Company’s evaluation of Best’s technology including the use of reports from a third-party appraiser and consists of developed technology, trademarks and trade names, and workforce-in-place. The amount allocated to the purchased in-process research and development (“IPR&D”) was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value at rates ranging from 25% to 30%. The excess of the purchase price over tangible and identifiable intangible assets acquired and liabilities assumed has been recorded as goodwill. The developed technology, trademarks and trade names are being amortized over estimated useful lives of 5 to 10 years.

On February 13, 2003, EFI entered into the following three agreements with Printcafe Software, Inc. (“Printcafe”) in connection with proposal to acquire all of the outstanding shares of common stock of Printcafe at a purchase price equal to $2.60 per share, payable in cash or EFI stock; a standby credit facility in the amount of $11 million plus a working capital facility which will provide up to an additional $3 million under certain circumstances; a stock option agreement granting the Company an option to purchase up to 2,126,574 shares of Common Stock at a purchase price equal to $2.60 per share; and a letter agreement that places certain restrictions on Printcafe’s ability to take actions in order to facilitate a business combination with a party other than the Company subject to customary “fiduciary out” provisions (collectively, the “Agreements”). On February 26, 2003, the Company announced that it signed a merger agreement providing for the acquisition of Printcafe for $2.60 per share, or approximately $27.6 million, in cash or Company stock, for all outstanding

Printcafe share. EFI and Printcafe filed a S-4 and a Proxy with the SEC in March 2003 as part of the merger process. See Note 9 Commitments and Contingencies for discussion of the lawsuits filed by Creo Inc. related to proposed merger.

7.	Balance Sheet Components

(in thousands)	March 31, 2003	December 31, 2002

Accounts receivable:
Accounts receivable	$42,299	$43,505
Less reserves and allowances	(1,359)	(1,238)

	$40,940	$42,267

Inventories:
Raw materials	$1,897	$2,295
Finished goods	3,325	1,830

	$5,222	$4,125

Other current assets:
Deferred income taxes, current portion	$13,478	$13,260
Receivable from subcontract manufacturers	2,367	1,559
Other	4,373	3,234

	$20,218	$18,053

Property and equipment:
Land, building and improvements	$41,426	$41,349
Equipment and purchased software	42,264	41,121
Furniture and leasehold improvements	13,237	12,544

	96,927	95,014
Less accumulated depreciation and amortization	(44,352)	(41,827)

	$52,575	$53,187

Intangible assets:
Acquired technology	$22,952	$20,800
Patents, trademarks and other intangibles	8,959	6,000
Accumulated amortization of intangibles	(10,744)	(9,414)

	$21,167	$17,386

Other assets:
Deferred income taxes, non-current portion	$6,122	$6,238
Other	672	848

	$6,794	$7,086

Accrued and other liabilities:
Accrued compensation and benefits	$10,589	$15,585
Deferred revenue	4,740	3,501
Accrued warranty provision	2,515	2,515
Accrued royalty payments	6,432	7,933
Other accrued liabilities	17,872	17,819

	$42,148	$47,353

8.	Goodwill and Other Identified Intangibles

	Gross Carrying Amount	Accumulated Amortization

(in thousands)
Acquired technology	$22,952	$(7,139)
Trademarks and trade names	6,248	(3,536)
Other intangible assets	2,711	(69)

	$31,911	$(10,744)

Aggregate amortization expense was $1.3 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003 future estimated amortization expense related to intangibles assets is expected to be:

Year ended December 31,	(in thousands)
2003	$3,969
2004	4,948
2005	3,917
2006	3,917
2007	2,883

As of March 31, 2003, the Company had net goodwill of $48.6 million. No impairments have been recorded against the goodwill account since the adoption of SFAS 142, Goodwill and Other Intangible Assets on January 1, 2002.

9.	Commitments and Contingencies

Off-Balance Sheet Financing - Synthetic Lease Arrangement

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

Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased building at the end of the lease term. During the terms of the Leases the Company must meet certain financial covenant requirements related to cash to debt, fixed charge coverage ratio, leverage ratio and consolidated tangible net worth as defined by the underlying agreements. The tangible net worth financial covenant requires that the Company to maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgements, and lines of business. The Company was in compliance with the covenants as of March 31, 2003. The Company is liable to the lessor for the full purchase amount of the buildings if it defaults on its covenants ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company could be required to purchase the buildings if it were to default on any indebtedness in excess of $10.0 million, to not appeal a judgement in excess of $10.0 million, or where a creditor has commenced enforcement proceedings on an order for payment of money in excess of $10.0 million. In addition, the Company has pledged certain marketable securities, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral ($69.1 million at March 31, 2003) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease (approximately $43.1 million at March 31, 2003)

are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. The Company is considered a Tranche A lender of $35.3 million of the $43.1 million, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

The Company is treated as the owner of these buildings for federal income tax purposes.

In January 2003 the FASB issued FIN 46. As noted under Note 2 Recent Accounting Pronouncements, the primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities”) and how to determine when and which business enterprise should consolidate the variable interest entity (“primary beneficiary”). We continue to evaluate the impact of this Interpretation on our financial condition and results of operations. Based upon our initial analysis, it is possible that we may consolidate one or both of the synthetic lease arrangements, as we may be considered the primary beneficiary of the variable interest entity, when the consolidation requirements become effective for our third quarter ending September 30, 2003.

Under both leases the Company has first loss guarantees to the lessors, which make the Company liable for declines in the value of these buildings up to approximately 82% of the cost of the construction of the buildings. The first loss guarantee requires payment upon the end of the lease. The Company has assessed its exposure in relation to the first loss guarantees for both of the facilities under synthetic lease arrangements and has determined there is no deficiency to the guaranteed value at the current time. The Company will continue to assess the real estate market conditions to evaluate whether it needs to record any reserves under its first loss guarantee obligations.

Purchase Commitments

The Company sub-contracts with other companies to manufacture its products. During the normal course of business the sub-contractors procure components based upon orders placed by the Company. If the Company cancels all or part of the order, they may still be liable to the sub-contractors for the cost of the components purchased by the sub-contractors for placement in its products. The Company periodically reviews the potential liability and the adequacy of the related reserve. The Company’s consolidated financial position and results of operations could be negatively impacted if the Company were required to compensate the sub-contract manufacturers in an amount significantly in excess of the accrued liability.

Product Warranties

The Company adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Direct Guarantees of Indebtedness of Others (“FIN 45”) during the fourth quarter of 2002. FIN 45 requires specific disclosures concerning the Company’s obligations under certain guarantees. The Company’s products are generally accompanied by a 12-month warranty, which covers both parts and labor. The warranty provision is based upon historical experience, by product, configuration and geographic region.

Changes in the warranty reserves for the three months ended March 31, 2003 were as follows:

(in thousands)
Balance at December 31, 2002	$2,515
Provision for warranty during the period	486
Settlements	(486)

Balance at March 31, 2003	$2,515

Legal Proceedings

Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and its customers for allegedly infringing his soon to be issued patent and for allegedly misappropriating his alleged trade secrets. The Company believes Mr. Coyle’s claims are without merit and on December 11, 2001, the

Company filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor has it infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California court dismissed the Company’s complaint citing the Court’s lack of jurisdiction over Mr. Coyle. The Company has appealed the Court’s dismissal and on April 11, 2003, argued its appeal before the U.S. Court of Appeals for the Federal Circuit. The ruling of the Court is still pending. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

On February 26, 2002, one of Mr. Coyle’s companies, J & L Electronics, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law, and related causes of action. The Company denies all of the allegations and believes this lawsuit is without merit and intends to defend the action vigorously. On April 22, 2002, the Company filed a motion to dismiss the Nevada complaint. On March 28, 2003, the Federal District Judge dismissed the complaint for lack of jurisdiction over the Company. The plaintiff has filed a notice of appeal.

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

On February 13, 2003, Printcafe Software, Inc. (“Printcafe”) entered into the following three agreements with the Company; a standby credit facility in the amount of $11 million plus a working capital facility which will provide up to an additional $3 million under certain circumstances; a stock option agreement granting the Company an option to purchase up to 2,126,574 shares of Common Stock at a purchase price equal to $2.60 per share; and a letter agreement that places certain restrictions on Printcafe’s ability to take actions in order to facilitate a business combination with a party other than the Company subject to customary “fiduciary out” provisions (collectively, the “Agreements”). The Agreements were entered into in connection with EFI’s proposal to acquire all of the outstanding shares of common stock of Printcafe at a purchase price equal to $2.60 per share, payable in cash or EFI stock. On February 19, 2003, Creo Inc. commenced litigation in the Delaware Court of Chancery against the Company, Printcafe and certain of Printcafe’s principal officers and directors, challenging and seeking to temporarily restrain the use of a newly adopted stockholder rights plan by Printcafe, the Agreements and seeking to restrain the Company and Printcafe from proceeding to enter into any further agreements with respect to a business combination. On February 21, 2003, the Delaware Court of Chancery denied the temporary restraining order sought by Creo. On February 26, 2003, the Company announced that it signed a merger agreement providing for the acquisition of Printcafe for $2.60 per share, or approximately $27.6 million, in cash or Company stock, for all outstanding Printcafe shares. The underlying litigation filed by Creo is still pending and management of the Company intends vigorously to defend such action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company’s business or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis and the audited consolidated financial statements of the Company and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Results for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the entire fiscal year ended December 31, 2003. All assumptions, anticipations, expectations, and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. For a more complete discussion of factors which might impact the Company’s results, please see the section entitled “Factors that Could Adversely Affect Performance” below and in the Company’s 2002 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Results of Operations

The following tables set forth items in the Company’s consolidated statements of income as a percentage of total revenue for the three months ended March 31, 2003 and 2002 and the percentage change from 2003 over 2002. These operating results are not necessarily indicative of results for any future period.

			% change
	Three Months ended March 31,		2003
			over
	2003	2002	2002

	%	%
Revenue	100%	100%	3%
Cost of revenue	42%	51%	(14)%

Gross profit	58%	49%	21%

Research and development	27%	27%	2%
Sales and marketing	17%	15%	20%
General and administrative	6%	7%	(8)%
Amortization of identified intangibles and other acquisition-related expense	3%	1%	154%

Total operating expenses	53%	50%	10%

Income (loss) from operations	5%	(1)%	1,433%
Interest and other income, net	3%	4%	(20)%

Income before income taxes	8%	3%	142%
Provision for income taxes	(2)%	(1)%	118%

Net income	6%	2%	152%

Revenue

The Company’s revenue is derived from four major categories. The first category is made up of stand-alone servers which connect digital color copiers with computer networks. This category includes the Fiery X, Z, and Q series, the Splash G series, and Edox products and has accounted for a majority of the Company’s revenue in the past. The second category consists of embedded desktop controllers, color chipset solutions, and color software RIPs primarily for the office market. The third category consists of controllers for digital black and white products. Finally, other revenue consists of spares, Best proofing software, eBeam, Velocity software solutions, PrintMe, and Unimobile.

The first quarter of 2003, when compared to the first quarter of 2002, increased 3% in revenue and decreased 5% in unit volume. The acquisition of Best Color in January 2003 contributed to the growth of our software sales which, along with spares, accounted for most of the increase in revenue.

The following is a break-down of categories of revenue, both in terms of absolute dollars and as a percentage (%) of total revenue. Also shown is volume as a percentage (%) of total units shipped by product.

	Three months ended March 31,

	2003			2002			% Change

			% of			% of
(in thousands)	$	%	volume	$	%	volume	$

Stand-alone Color Servers	$38,551	45%	14%	$39,649	48%	18%	(3)%
Embedded & Design-licensed Color Solutions	25,928	30%	51%	21,726	26%	44%	19%
Digital Black and White Solutions	6,655	8%	29%	11,238	14%	34%	(41)%
Spares, Licensing & Other misc. sources	14,581	17%	6%	10,280	12%	4%	42%

Total Revenue	$85,715	100%	100%	$82,893	100%	100%	3%

The category of stand-alone color servers connecting to digital color copiers made up 45% of total revenue and 14% of total unit volume for the three-month period ended March 31, 2003. For the same period a year ago, it made up 48% of total revenue and 18% of total unit volume. A change in the product mix contributed to the slight decline in revenues.

The category of embedded and design-licensed color solutions made up 30% of total revenue and 51% of total unit volume in the first quarter of 2003. It made up 26% of total revenue and 44% of total unit volume in the first quarter of 2002. This category comprises the embedded controllers, chipset solutions, and software RIPS. In some cases, our OEM partners have opted to pay royalties for chipset designs and manufacture the complete boards themselves, rather than purchase boards manufactured by us. During the recent past companies have delayed purchasing new equipment because of the weak economy. In the quarter we saw an increase in embedded sales partly driven by companies making the upgrade to color, as the speed of color equipment increased and the cost of color equipment became more economical.

The digital black and white solution category made up 8% of total revenue and 29% of total unit volume in the three-month period ended March 31, 2003. In the three-month period ended March 31, 2002, it made up 14% of total revenue and 34% of total unit volume. The decline in this category can be attributed primarily to a weak economy and OEM partners relying on internally developed products, rather than purchasing products designed by the Company.

The other revenue category has increased from $10.3 million and 4% of total volume in the three-month period ended March 31, 2002 to $14.6 million and 6% of total volume. Spares make up over half of this category, but our software offerings, including the Best products and Velocity workflow software, also contributed to the increase year over year.

To the extent these categories do not grow over time in absolute terms, or if the Company is not able to meet demand for higher unit volumes, it could have a material adverse effect on the Company’s operating results. There can be no assurance that any new products for 2003 will be qualified by all the OEMs, or that they will successfully compete, or be accepted by the market, or otherwise be able to effectively replace the volume of revenue and/or income from the older products.

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

Revenue and volume by geographic area for the three-month periods ended March 31, 2003 and March 31, 2002 were as follows:

	Three months ended March 31,

	2003			2002			% change

			% of			% of
(in thousands)	$	%	volume	$	%	volume	$

Americas	$42,783	50%	39%	$44,686	53%	51%	(4)%
Europe	28,721	34%	28%	25,552	31%	29%	12%
Japan	9,717	11%	11%	8,755	11%	16%	11%
ROW	4,494	5%	22%	3,900	5%	4%	15%

Total Revenue	$85,715	100%	100%	$82,893	100%	100%	3%

After declines over the past four quarters, the Rest-of-World region, which includes the Asia Pacific countries, increased by 15% to $4.5 million in sales from $3.9 million in the first quarter of 2002. Europe and Japan also showed moderate increases in revenue, while the Americas showed a slight decline.

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

Substantially all of the revenue for the last three years was attributable to sales of products through the Company’s OEM and distribution channels with such partners as Canon, Epson, Fuji-Xerox, IKON, Hewlett-Packard, , Konica, Lanier, Minolta, Océ, Ricoh, Sharp, Toshiba, Xerox, and others. During 2003, the Company has continued to work on both increasing the number of OEM partners and expanding the size of existing relationships with OEM partners. For the quarter ended March 31, 2003, five customers - Canon, IKON, Minolta, Ricoh, and Xerox provided 79% of its revenue in aggregate. For the same period ended March 31, 2002 the top four customers were Canon, Minolta, Ricoh, and Xerox and they accounted for 73% of its revenue in aggregate. No assurance can be given that the Company’s relationships with these OEM partners will continue. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience and has experienced a significant negative impact on its consolidated financial position and results of operations.

The Company continues to work on the development of products utilizing the Fiery, Splash, and EDOX architecture and other products and intends to continue to introduce new generations of server and controller products and other new product lines with current and new OEMs in 2003 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.

Gross Margins

The Company’s gross margins were 58% and 49% for the three-month periods ended March 31, 2003 and March 31, 2002, respectively. The gross margin improved across most product lines. The 9% improvement can be broken down as follows: increased sales of the higher margin products in the stand alone color server category, improved margins and increased sales of embedded color products, decreased sales in the digital black and white products, except for the chipsets, and increased sales of software. In general, the Company believes that gross margin will continue to be impacted by a variety of factors. These factors include the market prices that can be achieved on the Company’s current and future products, the availability and pricing of key components (including DRAM, Processors, and Postscript interpreter software), third party manufacturing costs, product, channel, and geographic mix, the success of the Company’s product transitions and new products, competition with third parties and our OEM partners, and general economic conditions in the United States and abroad. Consequently, the Company anticipates gross margins will fluctuate from period to period.

Operating Expenses

Operating expenses increased by 10% in the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002. Operating expenses as a percentage of revenue amounted to 53% and 50% for the three-month periods ended March 31, 2003 and March 31, 2002, respectively. During the first quarter, the Best acquisition was completed, increasing operating expenses. In addition, the first salary increase in two years was given to employees. Employees with the rank of vice-president and higher were excluded from this increase. Along with the acquisition of Best, the additional payroll costs account for a significant portion of the increase in operating expense.

The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation, and costs of prototype materials. Research and development expenses were even at 27% of revenue for the first quarter of 2003 and 2002. In absolute dollars, research and development increased by $0.4 million in 2003 from 2002, due to the acquisition of Best in January 2003 and to the salary increase, partially offset by a decrease in allocated facility costs. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and new product development efforts. Accordingly, the Company expects that its research and development expenses may increase in absolute dollars and also as a percentage of revenue in future quarters.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs, and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Asia, and other locations around the world. Sales and marketing expenses for the three-month period ended March 31, 2003 were $14.7 million or 17% of revenue compared to $12.3 million or 15% of revenue for the three months ended March 31, 2002. The increase in absolute dollars of $2.4 million is due primarily to the acquisition of Best, increased tradeshow costs, and increased payroll expense from the salary increases, partially offset by a decrease in allocated facility costs. The Company expects that its sales and marketing expenses may increase in absolute dollars as it continues to actively promote its products, introduce new products and services, and continue to build its sales and marketing organization, particularly in Europe and Asia Pacific, and as the Company grows its software solutions and PrintMe product lines which require more sale and marketing support from the Company.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees, and other costs associated with public companies. General and administrative expenses were $4.9 million or 6% of revenue for the three-month period ended March 31, 2003, compared to $5.4 million or 7% of revenue for the three-month period ended March 31, 2002. The decrease of $0.5 million in absolute dollars came from reduced legal costs partially offset with salary increases.

Amortization of Identified Intangibles and other Acquisition-related Expense

Amortization of identified intangibles and other acquisition-related expense at March 31, 2003 was $2.5 million or 3% of revenue compared to $1.0 million or 1% of revenue for the three months ended March 31, 2002 . The increase was primarily attributable to the write-off of purchased in-process research and development costs of $1.2 million and amortization of identified intangibles of $0.2 million related to the Best acquisition.

Interest and Other Income, net

Interest and other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Other income of $2.5 million for the three-month period ended March 31, 2003 decreased by 20% from $3.2 million for the three-month period ended March 31, 2002. The decrease is largely the result of the short-term nature of our investments and the fact that reinvestment rates are much lower than the rates on instruments that have reached maturity and are being reinvested, offset in part by an increase in the investment balance.

Income Taxes

The Company’s effective tax rate was 27% for the three-month period ended March 31, 2003 and 30% for the three-month period ended March 31, 2002. The rate decreased in 2003 due to increased benefits from foreign sales. In each of these periods, the Company also benefited from tax-exempt interest income and research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. The Company currently anticipates that the tax rate for the remainder of 2003 will remain approximately 27%.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased by $1.9 million to $500.3 million as of March 31, 2003, from $498.4 million as of December 31, 2002. Working capital increased by $0.8 million to $470.9 million as of March 31, 2003, up from $470.1 million as of December 31, 2002. These increases are primarily the result of net income, changes in balance sheet components, and the exercise of employee stock options, offset by the cash used to purchase Best.

Net cash provided by operating activities was $8.9 million for the three-month period ended March 31, 2003. The Company invests cash in excess of its operating needs in short-term investments, mainly municipal securities. Purchases in excess of sales of short-term investments were $16.1 million for the three-month period ended March 31, 2003. The Company’s capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in the Company’s operations. The Company purchased approximately $1.8 million of equipment and furniture during the three-month period ended March 31, 2003. The Company acquired Best for $8.7 million, net of cash received in the acquisition.

Net cash provided by financing activities of $3.7 million in the three-month period ended March 31, 2003, was primarily the result of exercises of common stock options and the tax benefits to the Company associated with those exercises and the issuance of stock under the Company’s Employee Stock Purchase Plan.

Off-Balance Sheet Financing - Synthetic Lease Arrangement

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

Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased building at the end of the lease term. During the terms of the Leases the Company must meet certain financial covenant requirements related to cash to debt, fixed charge coverage ratio, leverage ratio and consolidated tangible net worth as defined by the underlying agreements. The tangible net worth financial covenant requires that the Company to maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgements, and lines of business. The Company was in compliance with the covenants as of March 31, 2003. The Company is liable to the lessor for the full purchase amount of the buildings if it defaults on its covenants ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company could be required to purchase the buildings if it were to default on any indebtedness in excess of $10.0 million, to not appeal a judgement in excess of $10.0 million, or where a creditor has commenced enforcement proceedings on an order for payment of money in excess of $10.0 million. In addition, the Company has pledged certain marketable securities, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral ($69.1 million at March 31, 2003) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease (approximately $43.1 million at March 31, 2003) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. The Company is considered a Tranche A lender of $35.3 million of the $43.1 million, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

The Company is treated as the owner of these buildings for federal income tax purposes.

In January 2003 the FASB issued FIN 46. As noted under Note 2 Recent Accounting Pronouncements, the primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities”) and how to determine when and which business enterprise should consolidate the variable interest entity (“primary beneficiary”). We continue to evaluate the impact of this Interpretation on our financial condition and results of operations. Based upon our initial analysis, it is possible that we may consolidate one or both of the synthetic lease arrangements, as we may be considered the primary beneficiary of the variable interest entity, when the consolidation requirements become effective for our third quarter ending September 30, 2003.

Under both leases the Company has first loss guarantees to the lessors, which make the Company liable for declines in the value of these buildings up to approximately 82% of the cost of the construction of the buildings. The first loss guarantee requires payment upon the end of the lease. The Company has assessed its exposure in relation to the first loss guarantees for both of the facilities under synthetic lease arrangements and has determined there is no deficiency to the guaranteed value at the current time. The Company will continue to assess the real estate market conditions to evaluate whether it needs to record any reserves under its first loss guarantee obligations.

Inventory

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

Purchase Commitments

The Company may be required to compensate its sub-contract manufacturers for components purchased for orders subsequently cancelled by the Company. The Company periodically reviews the potential liability and the adequacy of the related reserve. The Company’s financial condition and results of operations could be negatively impacted if the Company were required to compensate the sub-contract manufacturers in an amount significantly in excess of the accrued liability.

Legal Proceedings

Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and its customers for allegedly infringing his soon to be issued patent and for allegedly misappropriating his alleged trade secrets. The Company believes Mr. Coyle’s claims are without merit and on December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor has it infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California court dismissed the Company’s complaint citing the Court’s lack of jurisdiction over Mr. Coyle. The Company has appealed the Court’s dismissal and on April 11, 2003, argued its appeal before the U.S. Court of Appeals for the Federal Circuit. The ruling of the Court is still pending. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

On February 26, 2002, one of Mr. Coyle’s companies, J & L Electronics, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law, and related causes of action. The Company denies all of the allegations and believes this lawsuit is without merit and intends to defend the action vigorously. On April 22, 2002, the Company filed a motion to dismiss the Nevada complaint. On March 28, 2003, the Federal District Judge dismissed the complaint for lack of jurisdiction over the Company. The plaintiff has filed a notice of appeal.

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

DISCLOSURES ON STOCK OPTION PROGRAMS

Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity and essentially all of our employees participate. The program consists of a broad-based plan under which options may be granted to all employees, directors, and consultants. Option vesting periods range from 2 - 4 years, with an average vesting period of 3.5 years.

Distribution and Dilutive Effect of Options

Employee and Executive Option Grants

	For the period ended and as of
	March 31,	December 31,

	2003	2002	2001

Grants during the period as % of outstanding shares	<1%	2%	2%
Grants to listed officers* during the period as % of total options granted	—	28%	30%
Grants to listed officers* during the period as % of outstanding shares	—	1%	1%
Cumulative options held by listed officers* as % of total options outstanding	10%	10%	7%

*See Executive Options for listed officers; these are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers. The Company has only three executive officers, including the CEO.

The Company has implemented a stock trading program for its Board of Directors, corporate executive officers and other insiders, under Rule 10b5-1 of the Securities and Exchange Act of 1934. When there is no material non-public information available, Rule 10b5-1 allows corporate insiders to establish plans that permit prearranged future sales of his or her securities. Under the Company’s trading plan, corporate insiders prepare a written plan to sell shares on a prearranged basis over a set period of time. An independent broker then executes the pre-planned trades, according to the plan’s instructions, without regard to any subsequent non-public information the individual might receive. Once the insider’s plan is in place, he or she cannot influence the broker’s trading activities of EFI stock. Additionally, EFI insiders that participate in the plan are only allowed to sell EFI stock through the plan.

General Option Information

Summary of Option Activity

As of March 31, 2003

		Options outstanding
	Shares Available
	for Options	Number of Shares	Weighted Average
	(in thousands)	(in thousands)	Exercise Price

January 1, 2002	4,913	9,376	$22.96
Grants	(3,172)	3,172	17.06
Exercises	—	(414)	11.44
Cancellations	1,006	(1,006)	25.99
Expirations	(484)	—	—

December 31, 2002	2,263	11,128	$21.25

Grants	(173)	173	16.54
Exercises	—	(119)	12.84
Cancellations	122	(122)	19.78
Expirations	(14)	—	—

March 31, 2003	2,198	11,060	$21.53

In-the-Money and Out-of-the-Money Option Information

As of March 31, 2003

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(Shares in thousands)	Shares	Price	Shares	Price	Shares	Price

In-the-money	3,518	$14.64	3,005	$15.32	6,523	$14.95
Out-of-the-money (1)	3,926	$31.84	611	$25.26	4,537	$30.95

Total Options Outstanding	7,444	$23.68	3,616	$16.99	11,060	$21.53

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $17.70 at the end of the quarter.

Executive Options

No options were granted to the listed officers during the three months ended March 31, 2003.

Aggregated Option Exercises as of March 31, 2003 and Period End Option Values

	Shares		Number of		Value of Unexercised
	Acquired		Unexercised Options		In-the-Money Options
	on	Value	at 3/31/03		at 3/31/03 (2)
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Guy Gecht	—	—	321,563	146,875	$466,743	$290,500
Fred Rosenzweig	—	—	374,569	97,431	$516,276	$227,311
Joseph Cutts	—	—	110,850	58,000	$190,473	$123,500

(1)	Had the officers exercised options during this period, this amount would represent the market value of the underlying securities on the exercise date minus the exercise price of such options.

(2)	This amount represents the market value of the underlying securities relating to “in-the-money” options at March 31, 2003 minus the exercise price of such options.

Factors That Could Adversely Affect Performance

Our performance may be adversely affected by the following factors:

We rely on sales to a relatively small number of OEM partners, and the loss of any of these customers could substantially decrease our revenues

Because we sell our products primarily to our OEM partners, we rely on high sales volumes to a relatively small number of customers. We expect that we will continue to depend on these OEM partners for a significant portion of our revenues. If we lose an important OEM or we are unable to recruit additional OEMs, our revenues may be materially and adversely affected. We cannot assure you that our major customers will continue to purchase our products at current levels or that they will continue to purchase our products at all. Our OEM partners may elect and have elected in some cases to develop products on their own, rather than purchase our products. In addition, our results of operations could be adversely affected by a decline in demand for copiers or laser printers, other factors affecting our major customers, in particular, or the computer industry in general. Several of our customers have in the past experienced serious financial difficulties in their business. If any significant customer should face such difficulties in the future, our profitability could be materially and adversely affected through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to that customer’s products.

We rely upon our OEM partners to develop new products, applications, and product enhancements in a timely and cost-effective manner. Our continued success depends upon the ability of these OEMs to meet changing customer needs and respond to emerging industry standards and other technological changes. However, we cannot assure you that our OEMs will effectively meet these technological changes. These OEMs, who are not within our control, have incorporated into their products the technologies of other companies in addition to, or instead of our products and may continue to do so in the future. These OEMs may introduce and support products that are not compatible with our products. We rely on these OEMs to market our products with their products, and if these OEMs do not effectively market our products our sales revenue may be materially and adversely affected. With the exception of certain minimum purchase obligations, these OEMs are not obligated to purchase products from us. We cannot assure you that our OEMs will continue to carry our products.

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

We must continue to make significant investments in research and development in order to enhance performance and functionality of our products, including product lines different than our Fiery, Splash, and EDOX servers and embedded controllers. We cannot assure you that we will successfully identify new product opportunities, develop and introduce new products to market in a timely manner, or achieve market acceptance of our products. Also, when we decide to develop new products, our research and development expenses generally increase in the short term without a corresponding increase in revenue. Finally, we cannot assure you that products and technologies developed by our own customers and others will not render our products or technologies obsolete or noncompetitive.

We license software used in most of our products from Adobe Systems Incorporated, and the loss of this license would prevent us from shipping these products

Under our license agreements with Adobe, we are required to obtain a separate license for each type of copier or printer used with a Fiery Server or Controller from Adobe for the right to use Adobe PostScript™ software in our products. We have successfully obtained licenses to use Adobe’s PostScript™ software for our products, where required. We cannot assure you that Adobe will continue to grant future licenses to Adobe PostScript™ software on reasonable terms, in a timely manner, or at all. In addition, we cannot assure you that Adobe will continue to give us the quality assurance approvals we are required to obtain from Adobe for the Adobe licenses. If Adobe does not grant us such licenses or approvals, if the Adobe license agreements are terminated, or if our relationship with Adobe is otherwise materially impaired, we would be unable to sell products that incorporate Adobe PostScript™ software, and our financial condition and results of operations would be materially and adversely affected. In some products we have introduced substitute software developed internally that does not require any license from Adobe. The costs to continue to develop software internally could increase our research and development expenditures and we may not be able to recapture those costs in increased sales. While we plan on expanding the number of products using internally developed software, there can be no guarantee that these products will meet market acceptance.

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

Many of our OEM partners themselves internally develop and sell products that compete directly with our current products. These OEMs may be able to develop more quickly than we can products similar to ours that are compatible with their own products. These OEMs have chosen and may continue to chose to market their own products in addition to our products, even when their products are technologically inferior, have lower performance or cost more than our products. We cannot assure you that we will be able to successfully compete against similar products developed internally by our OEMs or against their financial and other resources, particularly in the black and white and embedded color product markets. If we cannot compete successfully against our OEMs’ internally developed products, our business may be harmed.

If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion

We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers, and other technical professionals with specialized skills. We are headquartered in the Silicon Valley where competition has historically been intense among companies to hire engineering and technical professionals. In times of professional labor imbalances, it may be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees. We offer a broad-based equity compensation plan based on granting options from stockholder-approved plans in order to be competitive in the labor market. If stockholders do not approve additional shares for these plans for future grants, it may be difficult for us to hire and retain skilled employees. If we cannot successfully hire and retain employees, we may not be able to develop products or to meet demand for our products in a timely fashion and our results of operations may be adversely impacted.

Our operating results may fluctuate based upon many factors, which could adversely affect our stock price

We expect our stock price to vary with our operating results and, consequently, fluctuations in our results could adversely affect our stock price. Operating results may fluctuate due to

•	varying demand for our products;

•	success and timing of new product introductions;

•	changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;

•	price reductions by us and our competitors;

•	delay, cancellation or rescheduling of orders or projects;

•	product performance;

•	availability of key components, including possible delays in deliveries from suppliers;

•	the status of our relationships with our OEM partners;

•	the performance of third-party manufacturers;

•	the status of our relationships with our key suppliers;

•	the financial and operational condition of OEM partners and key suppliers;

•	potential excess or shortage of employees;

•	competition from OEMs;

•	changes in product mix;

•	costs associated with complying with any applicable governmental regulations

•	volatility in foreign exchange rates;

•	acquisitions and integration of new businesses; and

•	general economic conditions.

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

We face risks from our international operations and from currency fluctuations

Approximately 50% and 47% of our revenue from the sale of products for the three-month periods ended March 31, 2002 and 2001, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales to international destinations will continue to be a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

Given the significance of our non-U.S. sales to our total product revenue, we face a continuing risk from the fluctuation of the U.S. dollar versus the Japanese yen, the Euro and other major European currencies, and numerous Southeast Asian currencies. We typically invoice our customers in U.S. dollars and this may result in our products becoming more expensive in the local currency of our customers, thereby reducing our ability to sell our product. When we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar. In January 2003 we acquired Best GmbH, whose sales are principally denominated in the Euro. Sales from this subsidiary increase our exposure to currency fluctuations. We attempt to limit or hedge these exposures through operational strategies and financial market instruments where we consider it appropriate. To date we have mostly used forward contracts to reduce our risk from interest rate and currency fluctuations. However, our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

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

Our products may contain defects which are not discovered until after shipping

Our products consist of hardware and software developed by ourselves and others. Our products may contain undetected errors and we have in the past discovered software and hardware errors in certain of our new products after their introduction. There can be no assurance that errors would not be found in new or existing versions of our products after commencement of commercial shipments, or that any such errors would not result in a loss or delay in market acceptance and thus harm our reputation and revenues. In addition, errors in our products (including errors in licensed third party software) detected prior to new product releases could result in delays in the introduction of new products and incurring of additional expense, which could harm our operating results.

Seasonal purchasing patterns of our OEM customers have historically caused lower fourth quarter revenue, which may negatively impact our results of operations

Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the past, our fiscal fourth quarter (the quarter ending December 31) results have been adversely affected because some or all of our OEM customers wanted to decrease, or otherwise delay, fourth quarter orders. This impact has been increasingly mitigated, as our OEM customers have lowered channel inventories throughout the year pushing this effect into the first quarter when our OEM partners typically have lower sales. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM partners focus on training their sales forces and have reduced sales to their customers. The primary reasons for this seasonal pattern are:

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

We may make acquisitions and acquisitions involve numerous risks

We seek to develop new technologies and products from both internal and external sources. As part of this effort, we have in the past made, and will likely continue to make, acquisitions of other companies (such as Printcafe) or other companies’ assets. Acquisitions involve numerous risks, such as

•	difficulties in integration of operations, technologies, or products;

•	risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	potential loss of key employees of the acquired company;

•	possible expense overruns;

•	adverse reaction by customers, suppliers or partners of the acquired company or EFI;

•	risk of changes in ratings by stock analysts;

•	potential litigation surrounding transactions;

•	inability to protect or secure technology rights; and

•	increase in operating costs.

Mergers and acquisitions of companies are inherently risky, and we cannot assure you that our previous or future acquisitions will be successful or will not harm our business, operating results, financial condition, or stock price.

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

There is a risk that our employees, suppliers, or customers, either through travel or contact with other individuals, could become exposed to contagious diseases, such as SARS. If a significant number of employees, suppliers, or customers were unable to fulfil their obligations, our business, financial condition, and operating results could be harmed.

We are dependent on subcontractors to manufacture and deliver products to our customers

We subcontract with other companies to manufacture our products. We rely on the ability of our subcontractors to produce products to be sold to our customers, and while we closely monitor our subcontractors performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. The weakened economy has led to the dissolution, bankruptcies and consolidation of some of the subcontractors who are able to manufacture our products, decreasing the available number of subcontractors. If the available number of subcontractors continues to decrease, it is possible that we will not be able to secure appropriate subcontractors to fulfill our demand in a timely manner or at all, particularly if demand for our products increases, or if we lose one or more of our current subcontractors. Fewer subcontractors may reduce our negotiating leverage regarding product costs. Difficulties experienced by our subcontractors, including financial problems, and the inability to make or ship our products or fix quality assurance problems, could harm our business, operating results, and financial condition. If we decide to change subcontractors, we could experience delays in setting up new subcontractors which would result in delay in delivery of our products. We have a high concentration of our products manufactured at a single subcontractor location, Sanmina-SCI in Colorado. Should Sanmina-SCI experience any inability to manufacture or deliver product from this location, our business, financial condition, and operations could be harmed.

We depend upon a limited group of suppliers for key components in our products

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components. We do not maintain long-term agreements with any of our suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated volatility in demand for our products, we could be unable to manufacture certain products in a quantity sufficient to meet end user demand, or we may hold excess quantities of inventory. We maintain an inventory of components for which we are dependent upon sole or limited source suppliers and components with prices that fluctuate significantly. As a result, we are subject to a risk of inventory obsolescence, which could adversely affect our operating results and financial condition. Additionally, the market prices and availability of certain components, particularly memory, and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of our products, have fluctuated significantly in the past. Such fluctuations in the future could have a material adverse effect on our operating results and financial condition including a reduction in gross margins.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties to such contracts are major financial institutions.

Foreign Exchange Contracts

In the past the Company has utilized forward foreign exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. The transactions hedged were intercompany accounts receivable and payable between the Company and its Japanese subsidiary. The periods of the forward foreign exchange contracts correspond to the reporting periods of the hedged transactions. Foreign exchange gains and losses on intercompany balances and the offsetting losses and gains on forward foreign exchange contracts are reflected in the statement of income. The Company had no forward foreign exchange contracts outstanding as of March 31, 2003.

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.

The following table presents the hypothetical change in fair values in the financial instruments held by the Company at March 31, 2003 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.

This table estimates the fair value of the portfolio at a twelve month time horizon:

	Valuation of securities given		Valuation of securities
	an interest rate decrease of	No change in	given an interest rate
(in thousands)	100 basis points	interest rates	increase of 100 basis points

Total Fair	$358,074	$355,968	$353,891
Market Value

The fair value of the Company’s long-term debt, including current maturities, was estimated to be $0.3 million as of March 31, 2003, and equaled the carrying value. The Company’s long-term debt requires interest payments based on a variable rate and therefore its fair value is not subject to interest rate risk.

ITEM 4: CONTROLS AND PROCEDURES

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

PART II     OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS

The information set forth under Note 9 in the notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

     ITEM 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS

Not applicable.

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

     ITEM 5.     OTHER INFORMATION

Not applicable.

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits*

* Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are incorporated herein by reference

(b) Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: May 15, 2003

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

Date: May 15, 2003	/s/ Guy Gecht

Guy Gecht
Chief Executive Officer

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

Date: May 15, 2003	/s/ Joseph Cutts

Joseph Cutts
Chief Financial Officer

EXHIBIT INDEX*

No. Description

* Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are incorporated herein by reference.