Form 10-K/A
period 2002-12-31
ELECTRONICS FOR IMAGING INC
filed 2003-06-26
CIK 867374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K/A

Amendment No. 1

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

Preliminary Note
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Item 8: Financial Statements and Supplementary Data
CERTIFICATIONS
EXHIBIT 23.1

Preliminary Note

      This amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed to correct language under Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and to Item 8: Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2: Mergers and Acquisitions. No revisions other than those previously listed have been made to the Registrant’s financial statements or any other disclosure contained in such report.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

      All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. For a discussion of the factors that could impact the Company’s results, readers are referred to the section below entitled “Factors that Could Adversely Affect Performance.”

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

      Under both leases the Company has first loss guarantees to the lessors, which make the Company liable for declines in the value of these buildings up to approximately 82% of the cost of the construction of the buildings. The first loss guarantee requires payment upon the end of the lease. The Company has determined it is not necessary to record a reserve for a potential impairment on either of the buildings related to the 1997 Lease or 1999 Lease as the fair market value of the buildings exceeded the respective residual value guarantee. The Company will continue to assess the real estate market conditions to evaluate whether it needs to record any reserves under its first loss guarantee obligations.

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$159,660

      The intangible assets acquired consist of developed technology, trademarks and trade names, and workforce-in-place. The amount allocated to the purchased in-process research and development (“IPR&D”) was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The percentage of completion for such products was estimated to range from 50% to 90%. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value at rates ranging from 25% to 30%. The excess of the purchase price over tangible and identifiable intangible assets acquired and liabilities assumed has been recorded as goodwill. The developed technology, trademarks and trade names are being amortized over

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated useful lives ranging from 4 to 7 years. Amortization of the workforce-in-place and goodwill was discontinued after the adoption of SFAS No. 142 and those assets are now subject to impairment tests.

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

view that the lawsuit was without merit. However, the Company determined that settling the suit was in the best interests of the Company and its shareholders.

      In January 1999, two class action complaints were filed naming Splash Technology Holdings, Inc. and certain of its officers (“Splash”), in the United States District Court for the Northern District of California, on behalf of purchasers of the common stock of Splash during the class period from January 7, 1997 through October 13, 1998 (EFI acquired Splash in October 2000). The complaints alleged violations of securities laws during the class period. The two cases were subsequently consolidated into one case. On August 28, 2001, the Court dismissed the complaint with prejudice; however, the plaintiffs appealed that ruling. On December 4, 2002, after oral argument on the appeal, the plaintiffs dismissed their appeal, resulting in the final dismissal of the action against Splash. Throughout the litigation, the Company maintained its belief that these lawsuits were without merit.

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

By:	/s/ GUY GECHT

Guy Gecht
Chief Executive Officer

June 20, 2003

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CERTIFICATIONS

I, Guy Gecht, Chief Executive Officer, certify that:

      1. I have reviewed this annual report on Form 10-K/A of Electronics for Imaging, Inc. (the registrant);

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

/s/ GUY GECHT

Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

Date: June 20, 2003

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      I, Joseph Cutts, Chief Financial Officer, certify that:

      1. I have reviewed this annual report on Form 10-K/A of Electronics for Imaging, Inc. (the registrant);

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

/s/ JOSEPH CUTTS

Joseph Cutts
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 20, 2003

EXHIBIT INDEX

Exhibit
Number	Description

23.1	Consent of PricewaterhouseCoopers LLP.