Form 10-Q
period 2003-06-30
ELECTRONICS FOR IMAGING INC
filed 2003-08-14
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes [X]. No [  ]

The number of shares of Common Stock outstanding as of July 31, 2003 was 52,220,777.

An Exhibit Index can be found on Page 36.

ELECTRONICS FOR IMAGING, INC.

PART I           FINANCIAL INFORMATION

     ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Electronics for Imaging, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2003	2002

(in thousands, except per share amounts)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$206,448	$153,905
Short-term investments	412,718	344,465
Accounts receivable, net	33,094	42,267
Inventories	6,226	4,125
Other current assets	27,037	18,053

Total current assets	685,523	562,815
Restricted marketable securities	69,320	—
Property and equipment, net	51,629	53,187
Restricted investments	43,080	43,080
Goodwill	49,628	43,552
Intangible assets, net	20,329	17,386
Other assets	12,865	7,086

Total assets	$932,374	$727,106

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,337	$13,067
Accrued and other liabilities	43,754	47,353
Income taxes payable	34,843	32,341

Total current liabilities	91,934	92,761
Long-term obligations	240,249	278
Commitments and contingencies (Note10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 52,143 and 54,569 shares issued and outstanding, respectively	598	590
Additional paid-in capital	283,423	272,456
Treasury stock, at cost, 7,613 and 4,478 shares, respectively	(158,150)	(99,959)
Accumulated other comprehensive income	1,978	1,991
Retained earnings	472,342	458,989

Total stockholders’ equity	600,191	634,067

Total liabilities and stockholders’ equity	$932,374	$727,106

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share amounts)	2003	2002	2003	2002

Revenue	$88,689	$83,931	$174,404	$166,824
Cost of revenue	35,259	41,324	71,487	83,427

Gross profit	53,430	42,607	102,917	83,397
Operating expenses:
Research and development	23,272	23,021	46,082	45,424
Sales and marketing	15,183	12,461	29,913	24,750
General and administrative	5,001	5,509	9,992	10,934
Amortization of identified intangibles and other acquisition-related expense	1,333	1,098	3,878	2,102

Total operating expenses	44,789	42,089	89,865	83,210

Income from operations	8,641	518	13,052	187
Interest and other income, net	2,662	3,003	5,240	6,224

Income before income taxes	11,303	3,521	18,292	6,411
Provision for income taxes	(3,052)	(1,056)	(4,939)	(1,923)

Net income	$8,251	$2,465	$13,353	$4,488

Net income per basic common share	$0.15	$0.05	$0.25	$0.08

Shares used in per-share calculation	54,028	54,203	54,367	54,105
Net income per diluted common share	$0.15	$0.05	$0.24	$0.08

Shares used in per-share calculation	54,906	54,748	55,054	54,878

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$13,353	$4,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,707	7,441
In-process research and development expense	1,220	—
Bad debt reserve	(142)	(97)
Deferred income tax	(2,494)	164
Changes in operating assets and liabilities:
Accounts receivable	10,422	2,632
Inventories	(1,962)	2,560
Receivable from subcontract manufacturers	(1,092)	(838)
Other current assets	(7,174)	548
Accounts payable and accrued liabilities	(5,401)	(5,281)
Income taxes payable	2,520	3,007

Net cash provided by operating activities	16,957	14,624

Cash flows from investing activities:
Purchases and sales/maturities of short-term investments, net	(69,258)	(35,040)
Net purchases of restricted investments	—	(2,945)
Reclassification of cash & short-term investments to restricted marketable securities	(69,320)
Investment in property and equipment, net	(3,280)	(7,032)
Acquisition of subsidiary	(9,255)	(1,870)
Change in other assets	180	452

Net cash used for investing activities	(150,933)	(46,435)

Cash flows from financing activities:
Repayment of long-term obligation	(29)	(24)
Issuance of long-term debt, net	233,738	—
Issuance of common stock	10,976	4,549
Repurchase of common stock	(58,191)	—

Net cash provided by financing activities	186,494	4,525

Effect of exchange rate changes on cash and cash equivalents	25	—

Increase (decrease) in cash and cash equivalents	52,543	(27,286)
Cash and cash equivalents at beginning of year	153,905	190,816

Cash and cash equivalents at end of period	$206,448	$163,530

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the “Company”), as of and for the interim periods ended June 30, 2003, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2002, contained in the Company’s Annual Report to Stockholders. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with accounting principles generally accepted in the United States of America. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto. Certain prior year balances have been reclassified to conform with the current year presentation.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended June 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2.	Recent Accounting Pronouncements

SFAS 148

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years and interim periods beginning after December 15, 2002.

		Three months ended		Six months ended
		June 30,		June 30,

(in thousands, except per share amounts)		2003	2002	2003	2002

Net income	As reported	$8,251	$2,465	$13,353	$4,488
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		(3,647)	(9,654)	(7,510)	(13,894)

Net income (loss)	Pro forma	$4,604	$(7,189)	$5,843	$(9,406)

Earnings (loss) per basic common share	As reported	$0.15	$0.05	$0.25	$0.08

	Pro forma	$0.09	$(0.13)	$0.11	$(0.17)

Earnings (loss) per diluted common share	As reported	$0.15	$0.05	$0.24	$0.08

	Pro forma	$0.08	$(0.13)	$0.11	$(0.17)

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

SFAS 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are in the process of assessing the effect of SFAS No. 150 and do not expect the implementation of the pronouncement to have a material impact on our financial condition or results of operations.

FASB Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. The interpretation is effective for interim or annual periods commencing after June 15, 2003 for pre-existing VIEs. Based upon our analysis, we do not believe the interpretation will have any material impact on our financial statements.

3.	Accounting for Derivative Instruments and Hedging

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133 requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. Other than the derivative related to the contingent interest feature of the Company’s $240.0 million convertible debentures, the Company had no such derivative or hedging instruments outstanding as of June 30, 2003. As of June 30, 2003, the derivative related to the debt had no material fair value.

4.	Earnings Per Share

The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share amounts, unaudited)	2003	2002	2003	2002

Net income available to common shareholders	$8,251	$2,465	$13,353	$4,488

Shares
Basic shares	54,028	54,203	54,367	54,105
Effect of dilutive securities	878	545	687	773

Diluted Shares	54,906	54,748	55,054	54,878

Earnings per common share
Basic EPS	$0.15	$0.05	$0.25	$0.08

Diluted EPS	$0.15	$0.05	$0.24	$0.08

Anti-dilutive weighted average shares of common stock of 4,545,069 and 5,399,758 as of June 30, 2003 and 2002, respectively, have been excluded from the effect of dilutive securities because the options’ exercise prices were greater than the average market price of the common stock for the periods then ended. The convertible debentures issued June 4, 2003 are considered contingent convertible securities and were excluded from the earnings per share calculations for any period presented. The debentures represent 9,084,192 potential shares upon conversion.

5.	Comprehensive Income

The Company’s comprehensive income, which encompasses net income, market valuation adjustments and currency translation adjustments, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, unaudited)	2003	2002	2003	2002

Net income	$8,251	$2,465	$13,353	$4,488
Market valuation of investments	(721)	1,216	(1,005)	313
Currency translation adjustment	710	49	992	20

Comprehensive Income	$8,240	$3,730	$13,340	$4,821

6.	Acquisitions

In January 2003 the Company acquired Best GmbH, a German-based software company that provides proofing products for worldwide print and publishing markets for approximately $9.3 million in cash. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

(in thousands)
Fair value of assets acquired and liabilities assumed	$36
In-process research and development	1,220
Developed technology	2,080
Trademarks and trade names, license and distributor relationships	2,860
Deferred tax liability related to assets acquired	(1,952)
Goodwill	5,034

$9,278

The intangible assets consist of developed technology, trademarks and trade names, license and distributor relationships. The amount allocated to the purchased in-process research and development (“IPR&D”) was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value at rates ranging from 25% to 30%. The excess of the purchase price over tangible and identifiable intangible assets acquired and liabilities assumed has been recorded as goodwill. The intangible assets are being amortized over estimated useful lives of 5 to 10 years.

On February 13, 2003, the Company entered into three agreements with Printcafe Software, Inc. (“Printcafe”) in connection with its proposal to acquire all of the outstanding shares of common stock of Printcafe at a purchase price equal to $2.60 per share of Printcafe common stock, payable in cash or the Company’s stock. The agreements include the following: (1) a standby credit facility in the amount of $11 million plus a working capital facility which will provide up to an additional $3 million under certain circumstances, (2) a stock option agreement granting the Company an option to purchase up to 2,126,574 shares of Printcafe common stock at a purchase price equal to $2.60 per share of common stock which was exercised on June 11, 2003, and (3) a letter agreement that places certain restrictions on Printcafe’s ability to take actions in order to facilitate a business combination with a party other than the Company subject to customary “fiduciary out” provisions. On February 26, 2003, the Company announced that it signed a merger agreement providing for the acquisition of Printcafe for $2.60 per share of Printcafe common stock, or approximately $27.6 million in cash or Company stock for all outstanding shares of Printcafe common stock. The Company and Printcafe filed a S-4 and a Proxy Statement in March 2003 as part of the merger process and are waiting for the SEC’s approval for the statements to become effective. See Note 10, Commitments and Contingencies, for a discussion of the lawsuits filed by Creo, Inc. related to proposed merger.

7.	Balance Sheet Components

(in thousands)	June 30, 2003	December 31, 2002

Accounts receivable:
Accounts receivable	$34,331	$43,505
Less reserves and allowances	(1,237)	(1,238)

	$33,094	$42,267

Inventories:
Raw materials	$3,015	$2,295
Finished goods	3,211	1,830

	$6,226	$4,125

Other current assets:
Deferred income taxes, current portion	$13,956	$13,260
Receivable from subcontract manufacturers	2,650	1,559
Investment in Printcafe	5,529	—
Other	4,902	3,234

	$27,037	$18,053

Property and equipment:
Land, building and improvements	$41,679	$41,349
Equipment and purchased software	43,512	41,121
Furniture and leasehold improvements	12,760	12,544

	97,951	95,014
Less accumulated depreciation and amortization	(46,322)	(41,827)

	$51,629	$53,187

Other assets:
Debt issuance costs, net	$6,262	$—
Deferred income taxes, non-current portion	5,915	6,238
Other	688	848

	$12,865	$7,086

	June 30, 2003	December 31, 2002

Accrued and other liabilities:
Accrued compensation and benefits	$14,253	$15,585
Deferred revenue	2,407	3,501
Accrued warranty provision	2,489	2,515
Accrued royalty payments	6,518	7,933
Other accrued liabilities	18,087	17,819

	$43,754	$47,353

8.	Goodwill and Other Identified Intangible Assets

	June 30, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization

Goodwill	$59,907	$(10,279)	$53,831	$(10,279)

Acquired technology	$23,171	$(8,041)	$20,800	$(6,253)
Trademarks and trade names	6,274	(3,912)	6,000	(3,161)
Other intangible assets	2,987	(150)	—	—

Amortizable intangible assets	$32,432	$(12,103)	$26,800	$(9,414)

No impairments have been recorded against the goodwill account since the adoption of SFAS 142, Goodwill and Other Intangible Assets on January 1, 2002.

Aggregate amortization expense was $1.3 million and $2.6 million for the three and six months ended June 30, 2003, respectively and $1.1 million and $2.1 million for the three and six months ended June 30, 2002, respectively. As of June 30, 2003 future estimated amortization expense related to intangible assets is estimated to be:

(in thousands)
2003	$2,640
2004	4,936
2005	3,905
2006	3,805
2007	2,837

9.	Long-term Debt

On June 4, 2003 the Company issued $240.0 million convertible senior debentures due in 2023 (the “Debentures”). The Debentures were offered only to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A. The Debentures are unsecured senior obligations of the Company, paying interest semi-annually in arrears at an annual rate of 1.50%. Additional interest at a rate of 0.35% per annum will be paid under certain conditions, beginning in the sixth year after issuance. The Debentures are convertible before maturity into shares of EFI common stock at a conversion price of approximately $26.42 per share of common stock but only upon the stock trading at or above $31.70 per share or the occurrence of certain other specified events. The Company may redeem the Debentures at its option, on or after June 1, 2008 at a redemption price equal to par plus accrued interest, if any. In addition, holders of the Debentures may require the Company to repurchase all or some of the Debentures on June 1, 2008, 2013 and 2018 at a price equal to

100% of the principal amount plus accrued interest, including contingent interest, if any. The Company will pay the repurchase price for any debentures repurchased on June 1, 2008 in cash, but may choose to pay the repurchase price in cash, common stock of the Company, or any combination thereof in 2013 and 2018.

(in thousands)	June 30, 2003	December 31, 2002
1.50% convertible debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$—
Bonds due to City of Foster City, variable interest rate, interest and principal payments due semi-annually	249	278

	$240,249	$278

Maturities of long-term debt are approximately $58 thousand per year for the next five years.

10.	Commitments and Contingencies

Off-Balance Sheet Financing - Synthetic Lease Arrangement

In 1997, the Company purchased a 35-acre parcel of land in Foster City, California and began development of a corporate campus. In July 1999 the Company completed construction of a ten-story, 295,000 square foot building funded under a lease agreement entered into in 1997 (the “1997 Lease”) and began making rent payments. Also in conjunction with the 1997 Lease, the Company has entered into a separate ground lease with the lessor of the building for approximately 35 years at a nominal rate. If the Company does not renew the 1997 Lease, the ground lease converts to a market rate.

In December 1999 the Company entered into a second lease agreement (the “1999 Lease” and together with the 1997 Lease, the “Leases”) to lease additional buildings, to be constructed adjacent to the first building discussed above. A 165,000 square foot building was completed in December 2001 at a cost of approximately $43.1 million. Rent obligations for the 1999 Lease began in January 2002 and bear a direct relationship to the funded amount, as described below. In connection with the 1999 Lease, the Company entered into a separate ground lease of the related parcels of land in Foster City with the lessor of the buildings at a nominal rate and for a term of 30 years. If the Company does not renew the 1999 Lease, the ground lease converts to a market rate.

Each Lease has an initial term of seven years, with an option to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased building at the end of the lease term. During the term of each of the Leases, must meet certain financial covenant requirements related to cash to debt, fixed charge coverage ratio, leverage ratio and consolidated tangible net worth as defined by the underlying agreements. If the Company maintains pledged collateral, then a limited subset of these covenants must be met. The tangible net worth financial covenant requires that the Company maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgements, and lines of business. The Company was in compliance with all of the covenants, either directly, or through the existence of the pledged collateral as of June 30, 2003. The pledged collateral under the 1997 Lease ($69.3 million at June 30, 2003) has been classified as restricted marketable securities. The Company is liable to the lessor for the full purchase amount of the buildings if it defaults on its covenants ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company could be required to purchase the building if (1) it defaulted on any indebtedness in excess of $10.0 million, (2) it failed to appeal a judgement in excess of $10.0 million, or (3) a creditor has commenced enforcement proceedings on an order for payment of money in excess of $10.0 million. In addition, the Company has pledged certain marketable securities, which are in proportion to the amount drawn under each lease. The funds pledged under the 1999 Lease (approximately $43.1 million at June 30, 2003) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. The Company is considered a

Tranche A lender of $35.3 million of the $43.1 million, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

The Company is treated as the owner of these buildings for federal income tax purposes.

Under each Lease, the Company has first loss guarantees to the lessors, which make the Company liable for declines in the value of the buildings up to approximately 82% of the cost of the construction of the buildings. The first loss guarantee requires payment upon the end of the lease. The Company has assessed its exposure in relation to the first loss guarantees for both of the buildings under the Leases and has determined there is no deficiency to the guaranteed value at the current time. The Company will continue to assess the real estate market conditions to evaluate whether it needs to record any reserves under its first loss guarantee obligations.

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

Changes in the warranty reserves for the three months ended June 30, 2003 were as follows:

(in thousands)
Balance at March 31, 2003	$2,515
Provision for warranty during the period	589
Settlements	(615)

Balance at June 30, 2003	$2,489

Legal Proceedings

Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and its customers for allegedly infringing his soon to be issued patent and for misappropriating his alleged trade secrets. The Company believes Mr. Coyle’s claims are without merit and on December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor has it infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California court dismissed the Company’s complaint for lack of jurisdiction over Mr. Coyle. The Company has appealed the Court’s dismissal and on April 11, 2003 argued its appeal before the U.S. Court of Appeals for the Federal Circuit. The ruling of the Court is still pending.

On February 26, 2002, Coyle’s company, J & L Electronics, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law, and related causes of action. The Company denies all of these allegations and management believes this lawsuit is without merit and intends to defend the action vigorously. On April 22, 2002, the Company filed a motion to dismiss the Nevada complaint. On March 28, 2003, the Federal District Judge dismissed the complaint for lack of jurisdiction over the Company. On April 30, 2003, J & L Electronics filed a notice of appeal to the U.S. Court of Appeals for the Federal District Court; the Court has not yet set a date for hearing the appeal. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

On September 16, 2002, ArrivalStar, Inc., a Delaware corporation, filed a complaint in the U.S. District Court for the Northern District of Georgia against fourteen defendants, including the Company, alleging that each of the defendants has infringed one or more claims of six identified patents owned by the plaintiff. The named defendants are Delta Air Lines, Inc.; Sabre, Inc.; Travelocity.com, L.L.P.; The City of Atlanta; Worldspan, L.L.P.; Flytecomm Corporation; Centerpost Corporation; Continental Airlines, Inc.; Japan Air Lines Company, Ltd.; American Airlines, Inc.; Roadway Express, Inc.; the Company; American Express Company; and SITA Information Networking Computing USA, Inc. The complaint alleges that the defendants infringe the claims by providing vehicle location communication services, arrival notifications and other related services. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend itself in this litigation. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

On February 13, 2003, the Company entered into three agreements with Printcafe to facilitate a merger between the two companies. On February 19, 2003, Creo Inc. (a Printcafe shareholder) commenced litigation in the Delaware Court of Chancery against the Company, Printcafe and certain of Printcafe’s principal officers and directors, challenging and seeking to temporarily restrain the use of a newly adopted stockholder rights plan by Printcafe and seeking to restrain the Company and Printcafe from proceeding to enter into any further agreements with respect to a business combination. On February 21, 2003, the Delaware Court of Chancery denied the temporary restraining order sought by Creo. On February 26, 2003 the Company and Printcafe entered into a merger agreement providing for the Company’s acquisition of Printcafe. The merger is subject to regulatory review and approval by Printcafe’s stockholders. This litigation is still pending and, due to the inherent uncertainties of litigation, the Company cannot accurately predict the eventual outcome at this time. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company’s business or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, beliefs, expectations, forecasts and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in “Factors that Could Adversely Affect Performance,” as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

Results of Operations

The following tables set forth items in our consolidated statements of income as a percentage of total revenue for the three and six month periods ended June 30, 2003 and 2002 and the percentage change from 2003 over 2002. These operating results are not necessarily indicative of results for any future period.

	Three Months ended		% change	Six Months ended		% change
	June 30,		2003	June 30,		2003
			over			over
	2003	2002	2002	2003	2002	2002

Revenue	100%	100%	6%	100%	100%	5%
Cost of revenue	40%	49%	(15)%	41%	50%	(14)%

Gross profit	60%	51%	25%	59%	50%	23%
Research and development	26%	27%	1%	26%	27%	1%
Sales and marketing	17%	15%	22%	17%	15%	21%
General and administrative	6%	7%	(9)%	6%	7%	(9)%
Amortization of identified intangibles and other acquisition-related expense	2%	1%	21%	2%	1%	84%

Total operating expenses	51%	50%	6%	51%	50%	8%

Income from operations	9%	1%	1,568%	8%	0%	6,880%
Interest and other income, net	3%	3%	(11)%	3%	4%	(16)%

Income before income taxes	12%	4%	221%	11%	4%	185%
Provision for income taxes	(3)%	(1)%	189%	(3)%	(1)%	157%

Net income	9%	3%	235%	8%	3%	198%

Revenue

Our revenue is derived from sales of products in four major categories. The first category is made up of stand-alone servers, which connect digital color copiers with computer networks. This category includes the Fiery X, Z, and Q series, the Splash G series, and Edox products and has accounted for a majority of our revenue in the past. The second category consists of embedded desktop controllers, design licensed color solutions, and color software RIPs primarily for the office market. The third category consists of controllers for digital black and white products. Finally, other revenue consists of sales of spares, Best proofing software, Velocity software solutions, and PrintMe. Most of our sales revenue is derived from sales of these products to original equipment manufacturers, or OEMs, who incorporate our products, technologies and solutions into the end product, which they sell to their customers. The remainder of our sales revenue is derived from sales to distribution partners and from direct sales to the end user.

Our revenues increased 6% to $88.7 million in the second quarter of 2003, compared to approximately $83.9 million in the second quarter of 2002, with a 1% increase in unit volume between the two periods. For the six-month periods ended June 30, revenues in 2003 increased 5%, while volumes decreased 2% over 2002. Sales of the Best software products accounted for a significant portion of the increase for both the three- and six-month period comparisons.

The following is a break-down of categories of revenue, both in terms of absolute dollars and as a percentage (%) of total revenue. Also shown is volume as a percentage (%) of total units shipped by product.

	Three months ended June 30,					Six months ended June 30,

	2003		2002		%	2003		2002		%

Revenue	$	%	$	%	Change	$	%	$	%	Change

Stand-alone Color Servers	$31.6	36%	$36.8	44%	(14)%	$70.1	40%	$76.4	46%	(8)%
Embedded & Design-licensed Color Solutions	33.0	37%	26.6	32%	24%	58.9	34%	48.3	29%	22%
Digital Black and White Solutions	9.6	11%	10.1	12%	(5)%	16.3	9%	21.4	13%	(24)%
Spares, Licensing & Other Misc. Sources	14.5	16%	10.4	12%	39%	29.1	17%	20.7	12%	41%

Total Revenue	$88.7	100%	$83.9	100%	6%	$174.4	100%	$166.8	100%	5%

	Three months ended June 30,			Six months ended June 30,

Volume	2003	2002	% Change	2003	2002	% Change

Stand-alone Color Servers	9%	14%	(31)%	12%	16%	(27)%
Embedded & Design-licensed Color Solutions	52%	43%	21%	51%	43%	15%
Digital Black and White Solutions	29%	36%	(19)%	29%	35%	(18)%
Spares, Licensing & Other Misc. Sources	10%	7%	44%	8%	6%	38%

Total Revenue	100%	100%	1%	100%	100%	(2)%

The category of stand-alone color servers connecting to digital color copiers made up 36% of total revenue and 9% of total unit volume for the three-month period ended June 30, 2003. For the same period a year ago, it made up 44% of total revenue and 14% of total unit volume. This category made up 40% of total revenue and 12% of total unit volume for the six-month period ended June 30, 2003. For the same period a year ago, it made up 46% of total revenue and 16% of total unit volume. We believe the decrease in percentages of revenue and unit volume in this category is due to the focus of our

OEM’s on selling newly-introduced color engines as well as the lack of new product offerings in the high-end professional market during the first two quarters of 2003.

The category of embedded and design-licensed color solutions made up 37% of total revenue and 52% of total unit volume in the second quarter of 2003. It made up 32% of total revenue and 43% of total unit volume in the second quarter of 2002. For the six months ended June 30, 2003 and 2002, the category of embedded and design-licensed color solutions made up 34% and 29% of total revenue and 51% and 43% of total volume, respectively. This category is comprised of embedded controllers, design-licensed solutions, and software RIPS. In some cases, our OEM customers have opted to pay royalties for controller designs and our software and manufacture the complete boards themselves, rather than purchase boards manufactured by us. The increase in this category was driven by the launch of new color multifunction products from a number of our OEM partners and the corresponding improved sales of color products for the office environment.

For the three months ended June 30, 2003 and 2002, the digital black and white solution category made up 11% and 12% of total revenue and 29% and 36% of total volume, respectively. It made up 9% of total revenue and 29% of total unit volume in the six-month period ended June 30, 2003 and 13% of total revenue and 35% of total unit volume in the six-month period ended June 30, 2002. The decline in this category can be attributed primarily to a weak economy, the migration to color solutions and customers relying on internally developed products, rather than purchasing products designed by us.

The spares, licensing and other miscellaneous sources category has increased from 12% of total revenue and 7% of total volume in the three-month period ended June 30, 2002 to 16% of total revenue and 10% of total volume in the three month period ended June 20, 2003. In the year over year quarterly periods, revenues from spares increased 3%, while revenues from all other products, excluding the Best inkjet proofing software, grew 5%. For the six months ended June 30, 2003 and 2002, the other revenue category made up 17% and 12% of total revenue and 8% and 6% of total volume, respectively. Sales of spares for the six months ended June 30, 2003, grew 21% in revenues compared to the same period in 2002. During the three months ended June 30, 2003, the revenue from spares has declined as a percentage of this category from approximately 50% in 2002 to approximately 33% in 2003.

To the extent our major product categories do not grow over time in absolute terms, or if we are not able to meet demand for higher unit volumes, it could have a material adverse effect on our operating results. There can be no assurance that any new controller products that we introduce during 2003 will be qualified by all or any of our OEM customers, or that such products will successfully compete, be accepted by the market, or otherwise effectively replace the volume of revenue and/or income from our older products. Market acceptance of our software and other products, such as PrintMe and DocSend, cannot be assured.

We also believe that in addition to the factors described above, price reductions for all of our products will affect revenues in the future. We have previously and may in the future reduce prices for our products. Depending upon the price-elasticity of demand for our products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on our revenues and profits. While we have managed to improve gross margins over the last year through the utilization of fewer contract manufacturers and favorable component pricing and an increase in software sales and design license sales, we may not be able to continue this trend. If we are not able to compensate for lower gross margins that result from price reductions with an increased volume of sales, our results of operations could be adversely affected. In addition, if our revenue in the future depends more upon sales of products with relatively lower gross margins (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

Revenue and volume by geographic area for the three-month periods ended June 30, 2003 and June 30, 2002 were as follows:

	Three months ended June 30,

	2003			2002

			% of			% of	% of $
(in millions)	$	%	volume	$	%	volume	change

Americas	$43.8	49%	32%	$41.7	49%	41%	5%
Europe	28.4	32%	26%	25.8	31%	22%	10%
Japan	11.2	13%	23%	12.4	15%	25%	(10)%
ROW	5.3	6%	19%	4.0	5%	12%	30%

Total Revenue	$88.7	100%	100%	$83.9	100%	100%	6%

	Six months ended June 30,

	2003			2002

			% of			% of	% of $
(in millions)	$	%	volume	$	%	volume	change

Americas	$86.6	50%	35%	$86.4	52%	45%	0%
Europe	57.1	33%	27%	51.4	31%	25%	11%
Japan	20.9	12%	18%	21.1	12%	21%	(1)%
ROW	9.8	5%	20%	7.9	5%	9%	23%

Total Revenue	$174.4	100%	100%	$166.8	100%	100%	5%

The Rest-of-World region, which includes the Asia Pacific countries, increased by 23% to $9.8 million in sales during the first six months of 2003 from $7.9 million in the first six months of 2002. Europe also showed a moderate increase in revenue, while Japan showed a slight decline and the Americas were relatively flat.

Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations which in turn sell through to other locations, making it difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what is reported. We expect that export sales will continue to represent a significant portion of our total revenue.

Substantially all of the revenue for the last three years was attributable to sales of products through our OEM and distribution channels. During 2003, we have continued to work on both increasing the number of OEM customers and expanding the size of existing relationships with OEM customers. For the quarter ended June 30, 2003, three customers - Canon, Minolta, and Xerox provided more than 10% of our revenue individually and 69% of our revenue in aggregate. For the same period ended June 30, 2002 the top two customers were Canon and Xerox each of which accounted for more than 10% of our revenue individually and for 55% of our revenue in aggregate. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced or discontinued their purchases from us at various times in the past and any such customer could do so in the future. Such reductions or discontinuations have in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations.

We continue to work on the development of products utilizing the Fiery, Splash, and EDOX architecture and other products and intend to continue to introduce new generations of server and controller products and other new product lines with current and new OEMs and distribution partners in 2003 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

Gross Margins

For the quarter ended June 30, 2003 our gross margin was 60% compared to 51% for the same period a year ago. The improvement came from increased sales of embedded color products, particularly design licensed solutions and an increase in software sales which traditionally have high gross margins. The improvement driven by the embedded color category was in turn related to new products available from a number of our OEM customers, which fueled an increased demand for digital color printing in multiple markets. Our gross margins were 59% and 50% for the six-month periods ended June 30, 2003 and June 30, 2002, respectively. The improvement came from an increase in the gross margins for the high-end stand-alone color servers and the aforementioned increased sales of design licensed embedded color controllers and software sales. The gross margins for the stand-alone color servers and the embedded color controllers were enhanced by our move to fewer contract manufacturers and improved component pricing. In general, we believe that gross margin will continue to be impacted by a variety of factors. These factors include the market prices that can be achieved on our current and future products, the availability and pricing of key components (including DRAM, Processors, and Postscript interpreter software), third party manufacturing costs, product, channel, and geographic mix, the success of our product transitions and new products, the pace of migration to a design license business model for embedded products, competition with third parties and our OEM customers, and general economic conditions in the United States and abroad. Consequently, we anticipate gross margins will fluctuate from period to period.

Operating Expenses

Operating expenses increased by 6% in the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 and increased by 8% in the six-month period ended June 30, 2003 compared to the same period in 2002. Operating expenses as a percentage of revenue amounted to 51% and 50% for the three-month periods ended June 30, 2003 and 2002, respectively and 51% and 50% for the six-month periods ended June 30, 2003 and 2002, respectively. In January 2003, we completed our acquisition of Best adding additional operating expenses not incurred during the prior periods. In addition, during the first quarter of 2003, we implemented our first employee salary increase in two years, further increasing operating expenses as compared to prior periods. Employees with the rank of vice-president and higher were excluded from this increase. Along with the additional operating expenses incurred due to the acquisition of Best, the additional payroll costs incurred due to the salary increases accounted for a significant portion of the increase in operating expense during the three and six month periods ended June 30, 2003 as compared to the same periods in the prior year. We may experience increased expenses in the future from the translation of costs incurred in currencies such as the euro and the yen if the US dollar weakens relative to those currencies.

The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation, and costs of prototype materials. Research and development expenses were 26% and 27% of revenue for the second quarter of 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, research and development expenses were 26% and 27%, respectively. In absolute dollars, research and development increased by $0.3 million in the second quarter of 2003 from the second quarter of 2002 and $0.7 million year over year for the six months ended June 30, due to the acquisition of Best in January 2003 and the salary increase, partially offset by a decrease in facility costs. We believe that the development of new products and the enhancement of existing products are essential to our continued success, and intend to continue to devote substantial resources to research and new product development efforts. Accordingly, we expect that our research and development expenses may increase in absolute dollars and also as a percentage of revenue in future quarters.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs, and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Asia, and other locations around the world. Sales and marketing expenses for the three-month period ended June 30, 2003 were $15.2 million or 17% of revenue compared to $12.5 million or 15% of revenue for the three months ended June 30, 2002. For the six months ended June 30, 2003 sales and marketing expenses were $29.9 million or 17% of revenue and were $24.8 million or 15% of revenue for the same six month period in 2002. The increase in absolute dollars of $2.7 million for the quarter and $5.2 million for the six month period is due to the acquisition of Best, increased tradeshow costs, and increased payroll expense from the salary increases, partially offset by a decrease in facility costs. In addition, sales and marketing expenses, particularly those incurred in Europe, where we have a significant presence, were negatively impacted by the weakening US dollar. While the costs in the local currency may have stayed constant, the translated US dollar costs have increased. We expect that our sales and marketing expenses may increase in absolute dollars as we continue to actively promote our products, introduce new products and services, and continue to build our sales and marketing organization, particularly in Europe and Asia Pacific, and as we grow our software solutions and other new product lines which require greater sales and marketing support from us. We also expect that if the US dollar continues to weaken against the Euro, sales and marketing expenses reported in US dollars will increase.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees, and other costs associated with public companies. General and administrative expenses were $5.0 million or 6% of revenue for the quarter ended June 30, 2003, compared to $5.5 million or 7% of revenue for the quarter ended June 30, 2002. General and administrative expenses were $10.0 million or 6% of revenue for the six-month period ended June 30, 2003, compared to $10.9 million or 7% of revenue for the six-month period ended June 30, 2002. The decrease in absolute dollars came from reduced legal costs partially offset with salary increases.

Amortization of Identified Intangibles and other Acquisition-related Expense

Amortization of identified intangibles and other acquisition-related expense for the quarter ending June 30, 2003 was $1.3 million or 2% of revenue compared to $1.1 million or 1% of revenue for the three months ended June 30, 2002. For the six months ended June 30, 2003, amortization of identified intangibles and other acquisition-related expense was $3.9 million or 2% of revenue compared to $2.1 million or 1% of revenue for the six months ended June 30, 2002. The quarter over quarter increase was attributable to the amortization of identified intangibles of $0.2 million related to the Best acquisition while the year over year increase was comprised of the write-off of purchased in-process research and development costs of $1.2 million and amortization of identified intangibles of $0.4 million related to the Best acquisition.

Interest and Other Income, net

Interest and other income relates mainly to interest income and expense, and gains and losses on foreign currency transactions. Interest and other income of $2.7 million for the three-month period ended June 30, 2003 decreased by 11% from $3.0 million for the three-month period ended June 30, 2002. For the six month period ended June 30, 2003, interest and other income decreased 16% to $5.2 million from $6.2 million for the six month period ended June 30, 2002. The decrease is largely the result of the short-term nature of our investments and the fact that reinvestment rates are much lower than the rates on instruments that have reached maturity. The decline was offset in part by an increase in the investment balance. Interest expense and debt issuance costs related to the convertible debentures issued in June 2003 was $0.4 million.

Income Taxes

Our effective tax rate was 27% for the three- and six-month periods ended June 30, 2003 and 30% for the three- and six-month periods ended June 30, 2002. The rate decreased in 2003 due to increased benefits from foreign sales. In each of these periods, we also benefited from tax-exempt interest income and research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. We currently anticipate that the tax rate for the remainder of 2003 will remain approximately 27%.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased by $120.8 million to $619.2 million as of June 30, 2003, from $498.4 million as of December 31, 2002. Working capital increased by $123.5 million to $593.6 million as of June 30, 2003, up from $470.1 million as of December 31, 2002. These increases are primarily the result of the sale of $240.0 million in convertible debentures in June 2003, net income, changes in balance sheet components, and the exercise of employee stock options; offset by the cash used to repurchase shares of our common stock, to purchase Best, the exercise of the option to purchase approximately 17.5% of Printcafe and the reclassification of cash pledged on a building lease to restricted marketable securities. (See Off-Balance Sheet Financing - Synthetic Lease Arrangement below.)

Net cash provided by operating activities was $17.0 million for the six-month period ended June 30, 2003. We invest cash in excess of our operating needs in short-term investments. Purchases in excess of sales of short-term investments were $69.3 million for the six-month period ended June 30, 2003. Our capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in our operations. We purchased approximately $3.3 million of equipment and furniture during the six-month period ended June 30, 2003. In January 2003 we acquired Best for $9.3 million, net of cash received in the acquisition. In June 2003 we purchased shares of Printcafe common stock for $5.5 million pursuant to an option agreement related to the merger agreement between us and Printcafe.

Net cash provided by financing activities of $186.5 million in the six-month period ended June 30, 2003, was the result of $233.7 million from the issuance of convertible debentures, net of issuance costs and $11.0 million from the exercises of common stock options and the tax benefits to us associated with those exercises and the issuance of stock under our Employee Stock Purchase Plan, less $58.2 million used for the repurchase of the our common stock.

Off-Balance Sheet Financing - Synthetic Lease Arrangement

In 1997, we purchased a 35-acre parcel of land in Foster City, California and began development of a corporate campus. In July 1999 we completed construction of a ten-story, 295,000 square foot building funded under a lease agreement entered into in 1997 (“1997 Lease”) and began making rent payments. Also in conjunction with the 1997 Lease, we entered into a separate ground lease with the lessor of the building for approximately 35 years. If we do not renew the building lease, the ground lease converts to a market rate.

In December 1999 we entered into a second agreement (“1999 Lease” and together with the 1997 Lease, the “Leases”) to lease additional facilities, to be constructed adjacent to the first building discussed above. A 165,000 square foot building was completed in December 2001 at a cost of approximately $43.1 million. Rent obligations for the additional facilities, which began in January 2002, bear a direct relationship to the funded amount, as described below. In connection with the 1999 Lease, we entered into a separate ground lease of the related parcels of land in Foster City with the lessor of the buildings at a nominal rate and for a term of 30 years. If we do not renew the 1999 Lease, the ground lease converts to a market rate.

Each Lease has an initial term of seven years, with an option to renew subject to certain conditions. We may, at our option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). We have guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of their funding. We may be liable to the lessor for the amount of the residual guarantee if we either fail to renew the lease or do not purchase or locate a purchaser for the leased building at the end of the lease term. During the term of each of the Leases we must meet certain financial covenant requirements related to cash to debt, fixed charge coverage ratio, leverage ratio and consolidated tangible net worth as defined by the underlying agreements. If we maintain pledged collateral, then a limited subset of these covenants must be met. The tangible net worth financial covenant requires that we maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgements, and lines of business. We were in compliance with all of the covenants, either directly, or through the existence of the pledged collateral as of June 30, 2003. The pledged collateral under the 1997 Lease ($69.3 million at June 30, 2003) has been classified as restricted marketable securities. We are liable to the lessor for the full purchase amount of the buildings if we default on our covenants ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). We could be required to purchase the building if (1) we defaulted on any indebtedness in excess of $10.0 million, (2) we failed to appeal a judgement in excess of $10.0 million, or (3) a creditor has commenced enforcement proceedings on an order for payment of money in excess of $10.0 million. In addition, we have pledged certain marketable securities, which are in proportion to the amount drawn under each lease. The funds pledged under the 1999 Lease (approximately $43.1 million at June 30, 2003) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. We are considered a Tranche A lender of $35.3 million of the $43.1 million, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

We are treated as the owner of these buildings for federal income tax purposes.

In January 2003 the FASB issued FIN 46. As noted under Note 2 “Recent Accounting Pronouncements” contained in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities”) and how to determine when and which business enterprise should consolidate the variable interest entity (“primary beneficiary”). Based upon our analysis, we are not required to consolidate either of the synthetic lease arrangements.

Under both leases we have first loss guarantees to the lessors, which make us liable for declines in the value of these buildings up to approximately 82% of the cost of the construction of the buildings. The first loss guarantee requires payment upon the end of the lease. We have assessed our exposure in relation to the first loss guarantees for both of the facilities under the Leases and have determined there is no deficiency to the guaranteed value at the current time. We will continue to assess the real estate market conditions to evaluate whether it needs to record any reserves under our first loss guarantee obligations.

Inventory

Our inventory consists primarily of memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing our products. Should we decide to purchase components and do our own manufacturing, or should it become necessary for us to purchase and sell components other than the processors, ASICs or memory subsystems for our contract manufacturers, inventory balances and potentially fixed assets would increase significantly, thereby reducing our available cash resources. Further, the inventory we carry could become obsolete thereby negatively impacting our consolidated financial position and results of operations. We also rely on several sole-source suppliers for certain key components and could experience a significant negative impact on our consolidated financial position and results of operations if such supplies were reduced or not available.

Purchase Commitments

We may be required to compensate our sub-contract manufacturers for components purchased for orders subsequently cancelled by us. We periodically review the potential liability and the adequacy of the related reserve. Our financial condition and results of operations could be negatively impacted if we were required to compensate the sub-contract manufacturers in an amount significantly in excess of the accrued liability.

Legal Proceedings

Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that we buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue us and our customers for allegedly infringing his soon to be issued patent and for misappropriating his alleged trade secrets. We believe Mr. Coyle’s claims are without merit and on December 11, 2001, we filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that we and our customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor have we infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through our sale of Fiery, Splash or EDOX print controllers. We also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against us, our suppliers, vendors, customers and users of our products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California court dismissed our complaint for lack of jurisdiction over Mr. Coyle. We have appealed the Court’s dismissal and on April 11, 2003 argued our appeal before the U.S. Court of Appeals for the Federal Circuit. The ruling of the Court is still pending.

On February 26, 2002, Coyle’s company, J & L Electronics, filed a complaint against us in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law, and related causes of action. We deny all of these allegations and our management believes this lawsuit is without merit and intends to defend the action vigorously. On April 22, 2002, we filed a motion to dismiss the Nevada complaint. On March 28, 2003, the Federal District Judge dismissed the complaint for lack of jurisdiction over us. On April 30, 2003, J & L Electronics filed a notice of appeal to the U.S. Court of Appeals for the Federal District Court; the Court has not yet set a date for hearing the appeal. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our financial condition and results of operations.

On September 16, 2002, ArrivalStar, Inc., a Delaware corporation, filed a complaint in the U.S. District Court for the Northern District of Georgia against fourteen defendants, including EFI, alleging that each of the defendants has infringed one or more claims of six identified patents owned by the plaintiff. The named defendants are Delta Air Lines, Inc.; Sabre, Inc.; Travelocity.com, L.L.P.; The City of Atlanta; Worldspan, L.L.P.; Flytecomm Corporation; Centerpost Corporation; Continental Airlines, Inc.; Japan Air Lines Company, Ltd.; American Airlines, Inc.; Roadway Express, Inc.; EFI; American Express Company; and SITA Information Networking Computing USA, Inc. The complaint alleges that the defendants infringe the claims by providing vehicle location communication services, arrival notifications and other related services. We believe that the plaintiff’s claims are without merit and intend to vigorously defend ourselves in this litigation. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our financial condition and results of operations.

On February 13, 2003, we entered into three agreements with Printcafe to facilitate a merger between the two companies. On February 19, 2003, Creo Inc. (a Printcafe shareholder) commenced litigation in the Delaware Court of Chancery against us, Printcafe and certain of Printcafe’s principal officers and directors, challenging and seeking to temporarily restrain the use of a newly adopted stockholder rights plan by Printcafe and seeking to restrain Printcafe and us from proceeding to enter into any further agreements with respect to a business combination. On February 21, 2003, the Delaware Court of Chancery denied the temporary restraining order sought by Creo. On February 26, 2003 we and Printcafe entered into a merger agreement providing for our acquisition of Printcafe. The merger is subject to regulatory review and stockholder approval by Printcafe’s stockholders. This litigation is still pending and, due to the inherent uncertainties of litigation, we cannot accurately predict the eventual outcome at this time. Any unfavorable outcome of the litigation could have an adverse impact on our financial condition and results of operations.

In addition, we are involved from time to time in litigation relating to claims arising in the normal course of our business. We believe that the ultimate resolution of such claims will not materially affect our business or financial condition.

We believe that our existing capital resources, together with cash generated from continuing operations will be sufficient to fund our operations and meet capital requirements through at least 2004. We have sufficient cash and short-term investments to fund operating expenses through at least 2004.

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

Distribution and Dilutive Effect of Options

Employee and Executive Option Grants

	For the period ended and as of
	June 30,	December 31,

	2003	2002	2001

Grants during the period as % of outstanding shares	<1%	2%	2%
Grants to listed officers* during the period as % of total options granted	—	28%	30%
Grants to listed officers* during the period as % of outstanding shares	—	1%	1%
Cumulative options held by listed officers* as % of total options outstanding	14%	10%	7%

*See Executive Options for listed officers; these are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers. We have only three executive officers, including the CEO.

We have implemented a stock trading program for our Board of Directors, corporate executive officers and other insiders, under Rule 10b5-1 of the Securities and Exchange Act of 1934. When there is no material non-public information available, Rule 10b5-1 allows corporate insiders to establish plans that permit prearranged future sales of his or her securities. Under our trading plan, corporate insiders prepare a written plan to sell shares on a prearranged basis over a set period of time. An independent broker then executes the pre-planned trades, according to the plan’s instructions, without regard to any subsequent non-public information the individual might receive. Once the insider’s plan is in place, he or she cannot influence the broker’s trading activities of EFI stock. Additionally, EFI insiders that participate in the plan are only allowed to sell EFI stock through the plan.

General Option Information

Summary of Option Activity

	As of June 30, 2003
		Options outstanding
	Shares Available
	for Options	Number of Shares	Weighted Average
	(in thousands)	(in thousands)	Exercise Price

January 1, 2002	4,913	9,376	$22.96
Grants	(3,172)	3,172	17.06
Exercises	—	(414)	11.44
Cancellations	1,006	(1,006)	25.99
Expirations	(484)	—	—

December 31, 2002	2,263	11,128	$21.25

Additional shares authorized	950
Grants	(227)	227	16.73
Exercises	—	(562)	13.60
Cancellations	258	(258)	23.44
Expirations	(70)	—	—

June 30, 2003	3,174	10,535	$21.71

In-the-Money and Out-of-the-Money Option Information

	As of June 30, 2003

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(Shares in thousands)	Shares	Price	Shares	Price	Shares	Price

In-the-money	3,802	$15.00	2,505	$15.42	6,307	$15.17
Out-of-the-money (1)	3,883	$32.17	345	$24.38	4,228	$31.54

Total Options Outstanding	7,685	$23.69	2,850	$16.51	10,535	$21.71

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $20.20 at the end of the quarter.

Executive Options

No options were granted to the listed officers during the six months ended June 30, 2003.

     Aggregated Option Exercises as of June 30, 2003 and Period End Option Values

					Value of Unexercised
	Shares		Number of		In-the-Money Options
	Acquired		Unexercised Options		at 6/30/03 (2)
	on	Value	at 6/30/03
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Guy Gecht	—	—	363,688	104,750	$1,090,982	$496,106
Fred Rosenzweig	—	—	402,902	69,098	$1,100,173	$348,415
Joseph Cutts	—	—	126,600	42,250	$432,392	$203,456

(1)	Had the officers exercised options during this period, this amount would represent the market value of the underlying securities on the exercise date minus the exercise price of such options.

(2)	This amount represents the market value of the underlying securities relating to “in-the-money” options at June 30, 2003 minus the exercise price of such options.

Factors That Could Adversely Affect Performance

We rely on sales to a relatively small number of OEM customers, and the loss of any of these customers could substantially decrease our revenues.

Our customers primarily consist of a relatively small number of OEMs, including Canon, Xerox and Minolta which accounted for approximately 67% of our 2003 revenues. We expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues in future periods. If we lose an important OEM and are unable to replace the revenue traditionally generated from such customer with sales to new or existing OEM customers, our revenues will likely decline significantly. With the exception of certain minimum purchase obligations, we typically do not have long-term volume purchase contracts with our customers, including Canon, Xerox and Minolta, and they are not obligated to purchase products from us. Accordingly, our customers could at any time reduce their purchases from us or cease purchasing our products altogether. In the past, some of our OEM customers have elected to develop products on their own, rather than purchase our products, and we expect that customers will continue to make such elections in the future. In addition, since our OEM customers incorporate our products into products they manufacture and sell, any decline in demand for copiers or laser printers, and any other negative developments affecting our major customers or the computer industry in general, is likely to harm our results of operations. For example, several of our customers have in the past experienced serious financial difficulties which led to a decline in sales of our products to these customers. If any significant customers should face such difficulties in the future, our profitability could be harmed through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to products we have manufactured for these customers’ products.

Because our printer and copier-related products remain a significant portion of our business and there are a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that customer concentration will continue to be a risk for the foreseeable future.

A significant portion of our operating expenses are fixed in advance based on projected sales levels and margins, sales forecasts from our OEM customers and product development programs. A substantial portion of our backlog is scheduled for delivery within 90 days or less and our customers may cancel orders and change volume levels or delivery times for product they have ordered from us without penalty. Accordingly, if sales to our OEM customers are below expectations in any given quarter, the adverse impact of the shortfall in revenues on operating results may be increased by our inability to adjust spending in the short term to compensate for this shortfall.

We rely on our OEM customers to develop and sell products incorporating our technologies and if they fail to successfully develop and sell these products, or curtail or cease the use of our technologies in their products, our business will be harmed.

We rely upon our OEM customers to develop new products, applications and product enhancements in a timely and cost-effective manner. Our continued success depends upon the ability of these OEMs to meet changing customer needs and respond to emerging industry standards and other technological changes. However, we cannot assure you that our OEMs will effectively meet these technological changes. These OEMs, who are not within our control, have incorporated into their products the technologies of other companies in addition to, or instead of our products and may continue to do so in the future. These OEMs may introduce and support products that are not compatible with our products. We rely on these OEMs to market our products with their products, and if these OEMs do not effectively market our products our sales revenue may be materially and adversely affected. With the exception of certain minimum purchase obligations, these OEMs are not obligated to purchase products from us. We cannot assure you that our OEMs will continue to carry our products.

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

EFI’s three largest customers are not obligated to purchase products from EFI, and the loss of products sales to these customers would substantially harm our business and operating results.

Neither Canon, Xerox nor Minolta, who accounted for 29.2%, 28.0% and 10.0%, respectively, of EFI’s revenue for the year ended December 31, 2002, is contractually obligated to purchase products from EFI. EFI’s continued sales of product to these customers in future periods are solely dependent upon each customer’s decision to make purchases from EFI. Such purchases are typically made on a purchase order basis. Generally, the customers are not obligated to make any such purchases, and EFI has no legal recourse if any of these customers choose not to place orders for future products. EFI’s business, financial position and results of operations would be substantially harmed if these customers decided not to order EFI’s products in future periods.

We face the risk of decreased revenue as a result of ongoing economic uncertainty.

The revenue growth and profitability of our business depends significantly on the overall demand for information technology products such as ours that enable printing of digital data. Softening demand for these products caused by ongoing economic uncertainty and reduced spending in the United States and other regions where we conduct business has resulted, and may further result, in inventory write downs and decreased revenues, earnings levels, or growth rates. The United States and global economy, and particularly the markets for our products have weakened substantially over the past two years and market conditions continue to be challenging. This has resulted in individuals and companies delaying or reducing expenditures, including information technology expenditures, which has negatively affected our operating results. Further delays or reductions in information technology spending may continue to lead to a decline in demand for our products and services, and consequently harm our business, operating results, financial condition, prospects and stock price.

Our operating results may fluctuate based upon many factors, which could adversely affect our stock price.

We expect our stock price to vary with our operating results and, consequently, fluctuations in our operating results could adversely affect our stock price. Factors that have caused our operating results to fluctuate in the past and may cause future fluctuations include:

•	varying demand for our products, due to seasonality, OEM customer product development and marketing efforts, OEM customer financial and operational condition and general economic conditions;

•	success and timing of new product introductions by us and our OEM customers, and the performance of our products generally;

•	volatility in foreign exchange rates, changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;

•	price reductions by us and our competitors, which may be exacerbated by competitive pressures caused by economic conditions generally;

•	delay, cancellation or rescheduling of orders or projects;

•	availability of key components, including possible delays in deliveries from suppliers, the performance of third-party manufacturers and the status of our relationships with our key suppliers;

•	potential excess or shortage of employees;

•	changes in our product mix such as shifts from higher revenue products to lower revenue products dependant on higher sales volumes;

•	costs associated with complying with any applicable governmental regulations;

•	acquisitions and integration of new businesses;

•	general economic conditions; and

•	other risks described herein.

We face competition from other suppliers as well as our own OEM customers, and if we are not able to compete successfully our business may be harmed.

Our industry is highly competitive and is characterized by rapid technological changes. We compete against a number of other suppliers of imaging products, including our OEM customers themselves. Although we attempt to develop and support innovative products that customers demand, products or technologies developed by competing suppliers could render our products or technologies obsolete or noncompetitive.

While many of our OEM customers sell our products on an exclusive basis, we do not have any formal agreements that prevent these OEMs from offering alternative products. If an OEM offers products from alternative suppliers our market share could decrease, which could reduce our revenue and adversely affect our financial results.

Many OEMs in the printer and copier industry, including many of our OEM customers, internally develop and sell products that compete directly with our current products. These OEMs have resources that enable them to develop more quickly than us, products similar to ours that are compatible with their own products. These OEMs have in the past marketed, and may continue in the future to market, their own products in addition to our products, even when their products are technologically inferior, have lower performance or cost more than our products. Given the significant financial, marketing and other resources of our larger OEM customers and other significant OEMs in the imaging industry who are not our customers, we may not be able to successfully compete against similar products developed internally by these OEMs, particularly in the black-and-white and embedded color product markets. If we cannot compete successfully against these OEMs’ internally developed products, we will likely lose sales and market share in those areas where the OEMs choose to compete and our business may be harmed.

If the demand for products that contain our technology that enable color printing of digital data continues to decrease, our sales revenue will likely decrease.

Our products are primarily targeted at enabling the printing of digital data. Demand for networked printers and copiers containing our technology decreased in both 2001 and 2002 due to the global economic downturn. If demand for digital printing products and services containing our technology continues to decline, or if the demand for our OEMs’ specific printers or copiers for which our products are designed continues to decline, our sales revenue will likely decrease. Our products are combined with products, such as digital printers and copiers, that are large capital expenditures as well as discretionary purchase items for our customers. In difficult economic times such as we are now experiencing, spending on information technology typically decreases. As the products in which our products are incorporated are of a more discretionary nature than many other technology products, we may be more adversely impacted by deteriorating general economic conditions than other technology firms outside of our market. The decrease in demand for our products has harmed and could, in the future, continue to harm our results of operations and we do not know whether demand for our products or our customers’ products will increase or improve from current levels.

If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion.

We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley where competition has historically been intense among companies to hire engineering and technical professionals. In times of professional labor imbalances, it may be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees. We offer a broad-based equity compensation plan based on granting options from stockholder-approved plans in order to be competitive in the labor market. If stockholders do not approve additional shares for these plans for future grants, it may be difficult for us to hire and retain skilled employees. If we cannot successfully hire and retain employees, we may not be able to develop products or to meet demand for our products in a timely fashion and our results of operations may be harmed.

If we are unable to develop new products, or execute product introductions on a timely basis, our future revenue and operating results may be harmed.

Our operating results depend to a significant extent on our continual improvement of existing technologies and rapid innovation of new products and technologies by us. Our success depends not only on our ability to predict future requirements, but also to develop and introduce new products that successfully address customer needs. Any delays in the launch or availability of new products we are planning could harm our financial results. During transitions from existing products to new products, customers may delay or cancel orders for existing products. Our results of operations may be harmed if we cannot successfully manage product transitions or provide adequate availability of products after they have been introduced.

We must continue to make significant investments in research and development in order to enhance performance and functionality of our products, including product lines different than our Fiery, Splash and EDOX servers and embedded controllers. We cannot assure you that we will successfully identify new product opportunities, develop and introduce new products to market in a timely manner, or achieve market acceptance of our products. Also, when we decide to develop new products, our research and development expenses generally increase in the short term without a corresponding increase in revenue, which can harm our operating results. Finally, we cannot assure you that products and technologies developed by our own customers and others will not render our products or technologies obsolete or noncompetitive.

If we enter new markets or distribution channels this could result in higher operating expenses that may not be offset by increased revenue.

We continue to explore opportunities to develop product lines different from our current servers and embedded controllers, such as the Best proofing products and PrintMe Networks, among others. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services or if we will generate sufficient revenues from these activities to offset the additional operating expenses we incur. In addition, even if we are able to introduce new products or services, the lack of marketplace acceptability of these new products or services may adversely impact our operating results.

We license software used in most of our products from Adobe Systems Incorporated, and the loss of this license would prevent us from shipping these products.

Most of our current products include software that we must license from Adobe. Specifically, under our license agreements, we are required to obtain a separate license from Adobe for the right to use Adobe Postscript ™ software in each type of copier or printer used with a Fiery Server or Controller. Although to date we have successfully obtained licenses to use Adobe’s PostScript™ software for our products, where required, we cannot be certain that Adobe will continue to grant future licenses to Adobe PostScript™ software on reasonable terms, in a timely manner, or at all. In addition, in order to obtain licenses from Adobe, Adobe requires that we obtain from them quality assurance approvals for our products using Adobe software. Although to date we have successfully obtained such quality assurances from Adobe, we cannot be certain Adobe will grant us such approvals in the future. If Adobe does not grant us such licenses or approvals, if the Adobe license agreements are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript™ software, and our financial condition and results of operations would be significantly harmed. In some products we have introduced substitute software developed internally that does not require any license from Adobe. The costs to continue to develop software internally could increase our research and development expenditures and we may not be able to recapture those costs through increased sales. While we plan on expanding the number of products using internally developed software, there can be no assurance that these products will be accepted in the market.

We depend upon a limited group of suppliers for key components in our products.

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components. We do not maintain long-term agreements with any of our component suppliers. Because the purchase of certain key components involves long lead times, in the event of unanticipated volatility in demand for our products, we have been in the past and may in the future be unable to manufacture certain products in a quantity sufficient to meet end user demand. Similarly, as has occurred in the past, in the event that anticipated demand does not materialize, we may hold excess quantities of inventory that could become obsolete. In order to meet projected demand, we maintain an inventory of components for which we are dependent upon sole or limited source suppliers and components with prices that fluctuate significantly. As a result, we are subject to a risk of inventory obsolescence, which could adversely affect our operating results and financial condition. Additionally, the market prices and availability of certain components, particularly memory, and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of our products, have fluctuated significantly in the past. Such fluctuations in the future could have a material adverse effect on our operating results and financial condition including a reduction in gross margins.

We are dependent on subcontractors to manufacture and deliver products to our customers.

We subcontract with other companies to manufacture our products. We rely on the ability of our subcontractors to produce products to be sold to our customers, and while we closely monitor our subcontractors performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. The weakened economy has led to the dissolution, bankruptcies and consolidations of some of the subcontractors who are able to manufacture our products, decreasing the available number of subcontractors. If the available number of subcontractors continues to decrease, it is possible that we will not be able to secure appropriate subcontractors to fulfill our demand in a timely manner or at all, particularly if demand for our products increases, or if we lose one or more of our current subcontractors. Fewer subcontractors may reduce our negotiating leverage regarding product costs. Difficulties experienced by our subcontractors, including financial problems, and the inability to make or ship our products or fix quality assurance problems, could harm our business, operating results and financial condition. If we decide to change subcontractors, we could experience delays in setting up new subcontractors which would result in delay in delivery of our products. We have a high concentration of our products manufactured at a single subcontractor location, Sanmina-SCI in Colorado. Should Sanmina-SCI experience any inability to manufacture or deliver product from this location our business, financial condition and operations could be harmed. We do not maintain long-term agreements with our subcontractors.

Seasonal purchasing patterns of our OEM customers have historically caused lower fourth quarter revenue, which may negatively impact our results of operations.

Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the past, our fiscal fourth quarter (the quarter ending December 31) results have been adversely affected because some or all of our OEM customers decrease, or otherwise delay, fourth quarter orders. This impact has been increasingly mitigated, as our OEM customers have lowered channel inventories throughout the year pushing this effect into the first quarter when our OEM customers typically have lower sales. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM customers focus on training their sales forces and have reduced sales to their customers. The primary reasons for this seasonal pattern are:

•	our OEM customers have historically sought to minimize year-end inventory investment (including the reduction in demand following introductory “channel fill” purchases);

•	the timing of new product releases and training by our OEM customers in the first and fourth quarters; and

•	certain of our OEM customers typically achieve their yearly sales targets before year end and consequently delay further purchases into the next fiscal year (we do not know when our customers reach these sales targets as they generally do not disclose them to us).

As a result of these factors, we believe that period to period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. We anticipate that future operating results may fluctuate significantly due to the continuation or changes in this seasonal demand pattern.

Acquisitions we may make involve numerous risks.

We seek to develop new technologies and products from both internal and external sources. As part of this effort, we have in the past made, and will likely continue to make, acquisitions of other companies or other companies’ assets. Acquisitions involve numerous risks, such as:

•	difficulties in integration of operations, employees, technologies, or products and the related diversion of management time and effort to accomplish successful integration;

•	risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	potential loss of key employees of the acquired company;

•	possible expense overruns;

•	an adverse reaction by customers, suppliers or partners of the acquired company or EFI;

•	the risk of changes in ratings by stock analysts;

•	potential litigation surrounding transactions;

•	the inability to protect or secure technology rights; and

•	an increase in operating costs.

Mergers and acquisitions of companies are inherently risky, and we cannot assure you that our previous or future acquisitions will be successful or will not harm our business, operating results, financial condition, or stock price.

We recently announced an agreement to acquire Printcafe. There can be no assurance that the Printcafe acquisition will be consummated, or if consummated, will prove to be successful.

We face risks from our international operations and from currency fluctuations.

Approximately 50% and 48% of our revenue from the sale of products for the six-month periods ended June 30, 2003 and 2002, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales outside North America will continue to be a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

Given the significance of our non-U.S. sales to our total product revenue, we face a continuing risk from the fluctuation of the U.S. dollar versus the Japanese yen, the Euro and other major European currencies, and numerous Southeast Asian currencies. We typically invoice our customers in U.S. dollars and this may result in our products becoming more expensive in the local currency of our customers, thereby reducing our ability to sell our products. When we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar. In January 2003, we acquired Best GmbH, whose sales are principally denominated in the Euro. Sales from this subsidiary increase our exposure to currency fluctuations. In the past we have attempted to limit or hedge these exposures through operational strategies and financial market instruments where we consider it appropriate. We generally used forward contracts to reduce our risk from interest rate and currency fluctuations. We currently do not have a hedging program in place. Our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.

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

Litigation has been and may continue to be necessary to defend and enforce our proprietary rights. Such litigation, whether or not concluded successfully for us, could involve significant expense and the diversion of our attention and other resources, which could harm our financial condition and operating results.

We face risks from third party claims of infringement and potential litigation.

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

Our products consist of hardware and software developed by ourselves and others. Our products may contain undetected errors and we have in the past discovered software and hardware errors in certain of our products after their introduction. There can be no assurance that errors would not be found in new versions of our products after commencement of commercial shipments, or that any such errors would not result in a loss or delay in market acceptance and thus harm our reputation and revenues. In addition, errors in our products (including errors in licensed third party software) detected prior to new product releases could result in delays in the introduction of new products and our incurring additional expense, which could harm our operating results.

The location and concentration of our facilities subjects us to the risk of earthquakes, floods or other natural disasters.

Our corporate headquarters, including most of our research and development facilities and manufacturing operations, are located in the San Francisco Bay Area, an area known for seismic activity. This area has also experienced flooding in the past. In addition, many of the components necessary to supply our products are purchased from suppliers based in areas including the San Francisco Bay Area, Taiwan, and Japan and are therefore subject to risk from natural disasters,. A significant natural disaster, such as an earthquake or a flood, could harm our business, financial condition, and operating results.

We have employees, suppliers and customers located worldwide. We face the risk that our employees, suppliers, or customers, either through travel or contact with other individuals, could become exposed to contagious diseases such as severe acute respiratory syndrome, or SARS. In addition, governments in those regions have from time-to-time imposed quarantines and taken other actions in response to contagious diseases that could affect our operations. If a significant number of employees, suppliers, or customers were unable to fulfil their obligations, due to contagious diseases, actions taken in response to contagious diseases, or other reasons, our business, financial condition, and operating results could be harmed.

The value of our investment portfolio will decrease if interest rates increase.

We have an investment portfolio of mainly fixed income securities classified as available-for-sale securities. As a result, our investment portfolio is subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure to interest rate risk by investing in securities with maturities of less than three years; however, we may be unable to successfully limit our risk to interest rate fluctuations and this may cause our investment portfolio to decrease in value.

Our stock price has been volatile historically and may continue to be volatile.

The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended June 30, 2003, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $21.51 to a low of $13.50. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships, acquisitions or investments;

•	changes in financial estimates or other statements by securities analysts;

•	changes in general economic conditions;

•	terrorist attacks, and the effects of military engagements;

•	changes in the rating of our debentures or other securities; and

•	changes in the economic performance and/or market valuations of other software and high-technology companies.

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts from time-to-time, and the trading prices of our securities could decline as a result. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high-technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of high-technology companies could depress our stock price regardless of our operating results.

Our debt service obligations may adversely affect our cash flow.

On June 4, 2003, we issued $240.0 million in senior convertible debentures. During the period the debentures are outstanding, we will have debt service obligations on the debentures of approximately $3.6 million per year in interest payments. If we issue other debt securities in the future, our debt service obligations will increase. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business. To finance capital expenditures in the future we may add lines of credit and obtain other long-term debt and mortgage financing.

Our indebtedness could have significant negative consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to obtain additional financing; require the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and place us at a competitive disadvantage relative to our competitors with less debt.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties to such contracts are major financial institutions. We had no forward foreign exchange contracts outstanding as of June 30, 2003.

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

The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2003 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.

This table estimates the fair value of the portfolio at a twelve month time horizon:

	Valuation of securities given		Valuation of securities
	an interest rate decrease of	No change in	given an interest rate
(in thousands)	100 basis points	interest rates	increase of 100 basis points

Total Fair
Market Value	$537,546	$534,449	$531,397

The fair value of our long-term debt, including current maturities, was estimated to be $240.2 million as of June 30, 2003, and equaled the carrying value.

ITEM 4: CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of tour management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART II OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 10 in the notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

     ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Not applicable.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

     ITEM 5. OTHER INFORMATION

Not applicable.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits*

No.	Description

4.1	Indenture dated as of June 4, 2003 between the Registrant and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023.

4.2	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.1 above).

4.3	Registration Rights Agreement, dated as of June 4, 2003, among the Registrant, UBS Warburg LLC, C.E. Unterberg, Towbin and Morgan Stanley & Co. Incorporated.

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

*	Exhibits to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 are incorporated herein by reference.

(b)  Reports on Form 8-K

A report on Form 8-K filed April 16, 2003, reporting under Item 5 the announcement that on April 16, 2003, Electronics for Imaging, Inc. issued a press release regarding its financial results for its first quarter of fiscal year 2003 ended March 31, 2003. On May 6, 2003, this Form 8-K was amended to change the reporting from under Item 5, corrected to be furnished under Item 12 Results of Operations and Financial Condition and Item 9 in accordance with SEC Release Nos. 33-8216.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: August 14, 2003	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Cutts
Joseph Cutts
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX*

No.	Description

4.1	Indenture dated as of June 4, 2003 between the Registrant and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023.

4.2	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.1 above).

4.3	Registration Rights Agreement, dated as of June 4, 2003, among the Registrant, UBS Warburg LLC, C.E. Unterberg, Towbin and Morgan Stanley & Co. Incorporated.

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

*	Exhibits to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 are incorporated herein by reference.