Form 10-K/A
period 2002-12-31
ELECTRONICS FOR IMAGING INC
filed 2003-08-25
CIK 867374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Amendment Number 2 to

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

Preliminary Note
Item 1: Business
Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Item 8: Financial Statements and Supplementary Data
CERTIFICATIONS
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 23.3

Preliminary Note

      This amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed to correct language under Item 1: Business, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and to Item 8: Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements and to correct information under Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters. In addition, Exhibit 23.2 and 23.3 are being filed to replace the consents of PricewaterhouseCoopers LLP found as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the first Amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The consents as originally filed contained wording not found in the consents furnished by PricewaterhouseCoopers LLP.

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

General

      EFI was founded in 1989 by Efraim Arazi. EFI is a global provider of printing and imaging solutions and services and is focused on making printing and imaging related technology easy to use. EFI’s main focus involves the design and marketing of products that support color and black-and-white printing on a variety of peripheral devices such as copiers and printers. Its products incorporate hardware and software technologies that transform digital copiers and printers from many leading printer and copier manufacturers into networked printing devices that can be shared across workgroups. The Company’s products include stand-alone servers, which are connected to digital copiers and other peripheral devices, and controllers, which are embedded in digital copiers and desktop color laser printers. The Company sells its products primarily to original equipment manufacturers (“OEM”) such as Canon, Xerox, Minolta and others in North America, Europe and Japan. OEMs manufacture equipment sold under their brand names to the end-user.

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

Proliferate and Expand Product Lines

      The Company intends to continue to develop new products that are “scalable” or continue to meet the changing needs of the user as their business grows. Additionally, the products offer a broad range of features and performance when connected to, or integrated with, digital color and black-and-white copiers, as well as desktop color laser printers. Historically, the Company sold products that supported digital color copiers. In 1996 the Company expanded its line of color servers to drive a wide range of output devices including desktop color laser printers and wide-format color inkjet printers with poster-size output. In 1997, the Company further expanded the use of its technology, shipping its first products that supported black-and-white printing systems and copiers. The Company has continued to introduce new generations of its products including the Fiery ZX and Fiery X2 platforms in 1998, the Fiery Z4 and Fiery X4 platforms in 1999, the Fiery X3 and EDOX 2000 Document Server platforms in 2000 and the Fiery Z5 and Z18 platforms in 2001. In 2002, the Company introduced its next generation of products, including: the Fiery Q4000 platform, the Fiery X5 platform, the Splash G640 platform, and the EDOX 4 Document Server. By utilizing the advantages of these new platforms, the Company intends to continue to develop new products.

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

Develop and Expand Relationships with Key Industry Participants

      The Company has established relationships with leading printer and copier industry companies, including Canon, Danka Business Systems, Epson, Fuji-Xerox, Hewlett-Packard, Ikon Office Solutions, Konica, Minolta, Océ, Ricoh, Sharp, Toshiba, and Xerox (collectively, the “Strategic Partners” or “OEM partners”). EFI seeks to expand its relationships with its Strategic Partners and other partners in pursuit of the goal of offering Fiery, EDOX and Splash products as well as its new technology for additional digital color and black-and-white devices produced by its Strategic Partners and other partners. The Company also seeks to establish relationships with other digital copier and printer distribution companies for the marketing of Fiery, EDOX and Splash products with their copiers and printers as well as the Company’s workflow software suite of products. The Company’s relationships with its OEM partners are based upon business relationships. The Company’s agreements with its OEM partners generally do not require them to make any committments for future purchases from the Company.

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

Significant Relationships

      The Company has established, and continues to try to build and expand relationships with its OEM partners and other leading copier and printer companies, in order to benefit from their respective products, distribution channels and marketing resources. These OEMs include domestic and international manufacturers, distributors and sellers of digital copiers (both color and black-and-white), wide-format printers and desktop color printers. The Company works closely with OEM partners with the aim of developing solutions that incorporate leading technology and that optimally work in conjunction with such companies’ products. The top 12 revenue-generating OEMs, in alphabetical order, that the Company sold products to in 2002 include, among others, Canon, Epson, Fuji-Xerox, Hewlett-Packard, Ikon Office Solutions, Konica, Minolta, Océ, Ricoh, Sharp, Toshiba and Xerox. Together, sales to Canon, Xerox, and Minolta accounted for approximately 67% of the Company’s 2002 revenue, with sales to each of these customers accounting for more than 10% of the Company’s revenue. EFI’s continued sales of product to these customers in future periods are solely dependent upon each customer’s decision to make purchases from EFI. Such purchases are typically made on a purchase order basis. Generally, the customers are not obligated to make any such purchases, and EFI has no legal recourse if any of these customers choose not to place orders for future products. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We rely on sales to a relatively small number of OEM partners, and the loss of any of these customers could substantially decrease our revenues.” See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — EFI’s three largest customers are not obligated to purchase products from EFI.”

      Generally, the Company customarily enters into development and distribution agreements with its OEM partners. However, these agreements can be terminated under a range of circumstances, and often upon relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that the Company’s OEM partners will continue to purchase products from the Company in the future, despite such agreements. Furthermore, the Company’s agreements with its OEM partners generally do not require them to make any commitments to future purchases from the Company. The Company recognizes the importance of, and works hard to maintain, its relationships with its customers. However, the Company’s relationships with its customers are affected by a number of factors including, among others: competition from other suppliers, competition from internal development efforts by the customers themselves (including the OEMs), and changes in general economic, competitive or market conditions (such as changes in demand for the Company’s or the OEM’s products, or fluctuations in currency exchange rates). There can be no assurance that the Company will continue to maintain or build the relationships it has developed to date. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We face competition from other suppliers as well as our own OEM customers, and if we are not able to compete successfully then our business may be harmed.” See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — EFI’s three largest customers are not obligated to purchase products from EFI.”

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

      A significant number of the components necessary for the manufacture of the Company’s products are obtained from a sole supplier or a limited group of suppliers. The purchase of certain of these key components may involve significant lead times. These include processors from Intel and other related semiconductor components. We depend largely on the following sole and limited source suppliers for our components and manufacturing services:

Supplier	Components

Intel	CPUs, chip sets
Toshiba	ASICs
LSI	ASICs
Texas Instruments	DSPs
Canon	ID chips, sheet metal enclosures
Sanmina-SCI	Contract manufacturing

      We do not maintain long-term agreements with any of our suppliers of components and conduct our business with such suppliers solely on a purchase order basis. If any of our sole or limited source suppliers were unwilling or unable to supply us with the components for which we rely on them, we may be unable to continue manufacturing our products utilizing such components.

      The absence of agreements with our suppliers also subjects us to fluctuations in pricing, a factor we believe is partially offset by the fact that our suppliers benefit from selling as many components to us as possible, which is driven in part by competitive pricing. Because the purchase of key components involves long lead times, in the event of unanticipated volatility in demand for our products, we may be unable to manufacture certain products in a quantity sufficient to meet end user demand, or we may hold excess quantities of inventory. We maintain an inventory of components for which we are dependent upon sole or limited source suppliers and of components with prices that fluctuate significantly.

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

      We currently have three main product categories that support color and black-and-white printing: (1) stand-alone color servers which are connected to color digital copiers and other peripheral devices; (2) embedded and design-licensed color solutions which are used in digital color copiers and desktop laser printers; and (3) digital black-and-white solutions, which include both stand-alone servers and embedded and design-licensed solutions, for digital black-and-white copiers and laser printers. Our primary competitor for the stand-alone color servers is Creo. Our OEM customers, as well as Peerless and Oak Technology, are the principal competitors for the embedded and design-licensed color solutions. Our digital black-and-white solutions face competition from Peerless and our OEM customers. Additionally, our OEM customers and other copier and printer manufacturers offer internally developed server products or incorporate internally developed embedded solutions or server features into their copiers and printers, thereby eliminating the need for our products. Our market position vis-a-vis internally-developed controllers is small. We are, however, the largest third party controller vendor. We believe that our advantages include our continuously advancing technology, time-to-market, brand recognition, end-user loyalty, sizable installed base, number of products supported, price and market knowledge. A significant disadvantage is our lack of control of the distribution channels. We do, however, provide a variety of features as well as a unique “look and feel” to our OEMs as required to differentiate their products from those of their competitors. There can be no assurance that the Company will be able to continue to advance its technology and products or to compete effectively against other companies’ product offerings, and any failure to do so could have a material adverse effect upon the Company’s business, operating results and financial condition.

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

      On July 31, 2002, EFI sold an aggregate of 94,628 unregistered shares of our common stock to employees pursuant to our Employee Stock Purchase Plan for an aggregate purchase price of $1,240,639. On January 31, 2003, EFI sold an aggregate of 149,538 unregistered shares of our common stock to employees pursuant to our Employee Stock Purchase Plan for an aggregate purchase price of $1,927,620. These unregistered shares were included in the applicable past fully diluted share calculations and were reported accordingly in earnings per share calculations.

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

      Revenue from software consists of software licensing and post-contract customer support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value (“VSOE”) or, in the absence of VSOE, the residual method. VSOE is determined based on the price charged when the element is sold separately. In the absence of VSOE of a delivered element, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. Revenue allocated to software licenses is recognized when the following four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is probable. Revenue allocated to post-contract support is recognized ratably over the term of the support contract (typically one to two years), assuming the four basic criteria are met.

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

      Revenue was $350.2 million in 2002, compared to $517.6 million in 2001 and $588.4 million in 2000, which resulted in a 32% decrease in 2002 versus 2001 and a decrease of 12% in 2001 compared to 2000. The corresponding unit volume decreased by 40% in 2002 over 2001 and decreased by 12% in 2001 over 2000. While the average selling price increased by 12% in 2002 over 2001, the 40% decline in volume shipped, a reflection of the continued decline in general economic conditions, was the major factor contributing to the overall lower revenue. The decrease in revenue in 2001 from 2000 was primarily from a 1% decline in average selling prices due to changes in product mix, as businesses looked to contain costs in a weakened economy.

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

      Substantially all of the revenue for the last three years was attributable to sales of products through the Company’s OEM channels with such partners as Canon, Epson, Fuji-Xerox, IBM, Hewlett-Packard, Kodak/ Danka Business Systems, Konica, Minolta, Océ, Ricoh, Sharp, Toshiba, Xerox and others. During 2002, the Company continued to work on both increasing the number of OEM partners, and expanding the size of existing relationships with OEM partners. The Company relied on three OEM partners, Canon, Minolta and Xerox, in aggregate for 67% of its revenue for 2002. The Company relied on four OEM partners, Canon, Minolta, Ricoh and Xerox, in aggregate for 79% of its revenue for 2001. The Company relied on three OEM partners, Canon, Ricoh and Xerox, in aggregate for 76% of its revenue for 2000. In the event that any of these OEM relationships are scaled back or discontinued, the Company may experience a significant adverse impact on its financial condition and results of operations. In addition, no assurance can be given that the Company’s relationships with these OEM partners will continue.

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

     Gross Margins

      The Company’s gross margin was 52%, 45% and 47% for 2002, 2001 and 2000 respectively. The 700 basis point increase in gross margin from 2001 to 2002 resulted principally from (1) an increase in software sales compared to the prior year, (2) the migration of embedded controller sales to design-license sales for certain of our products and (3) the utilization of fewer contract manufacturers and favorable component pricing. We cannot predict the impact of each of these, or other factors, on future gross margin results. model on certain of our products, enhancements of our software suite, the utilization of fewer contract manufacturers for cost savings and favorable component pricing. The decrease in gross margin from 47% to 45% from 2000 to 2001 was primarily due to a higher mix of low-end products with relatively lower margins and the volatile components market.

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

     Research and Development

      Expenses for research and development consist primarily of personnel-related and facility expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $90.0 million or 26% of revenue in 2002 compared to $98.1 million or 19% of revenue in 2001 and $94.1 million or 16% of revenue in 2000. The $8.1 million or 8% decrease in absolute dollars from 2001 to 2002 stems from the company-wide effort to control spending, including payroll-related costs. The increase in 2001 from 2000 in research and development expenses stemmed from the addition of research and development projects related to the acquisition of Splash, which was acquired in late 2000. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and intends to continue to devote substantial resources to research and product development efforts. The Company expects that its research and development expenses may increase in absolute dollars and also as a percentage of revenue. As part of its cost containment practices, the Company now reviews all projects on a periodic basis for estimated return on investment. Those projects that do not meet certain criteria are halted.

     Sales and Marketing

      Sales and marketing expenses include personnel expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for 2002 were $50.6 million or 14% of revenue compared to $56.8 million or 11% of revenue in 2001 and $64.5 million or 11% of revenue in 2000. The $6.2 million decrease in absolute dollars in

2002 from 2001 was attributable to the company-wide effort to control spending by fewer trade show participations, reduced personnel-related and facility expenses and overall cost containment.

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

     General and Administrative

      General and administrative expenses consist primarily of personnel-related expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $21.8 million or 6% of revenue in 2002, compared to $25.5 million or 5% of revenue in 2001 and $24.8 million or 4% of revenue in 2000. While general and administrative expenses have increased as a percentage of total revenue in 2002 over 2001 and 2000, in absolute dollars the expenses decreased by $3.7 million during 2002. The decrease in 2002 was primarily a result of the company-wide effort to control spending through decreased consulting costs, reduced facility expenses and reduced personnel-related expense. The increase in 2001 over 2000 was due to the increase in headcount to support the needs of the growing Company’s operations, including a business development department and a ERP implementation team. The Company expects that its general and administrative expenses could increase in absolute dollars and possibly also as a percentage of revenue in order to support the Company’s efforts to grow its business in future periods.

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

     Other Income, net

      Net other income relates mainly to interest income and expense. Net interest income of $11.7 million in 2002 decreased by 28% from $16.3 million in 2001. Net interest income of $16.3 million in 2001 decreased by 21% from $20.4 million in 2000. The decrease in 2002 from 2001 and in 2001 from 2000 is due to a lower return on investments as a result of market interest rates that have fallen in the last two years. Litigation settlement expenses in other income consist of the settlement of the 1997 securities class action lawsuit for $4.4 million, including legal fees and other related costs. While there has been no change in the Company’s view that the lawsuit had no merit, it determined that settlement of the lawsuit was in the best interest of the Company and its shareholders.

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

      Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the Leases for the amount expended by the respective lessor to construct the facilities (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of the their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased facilities at the end of the lease term. The Company must meet certain financial covenant requirements related to cash to debt, fixed charge coverage ratio, leverage ratio and consolidated tangible net worth as defined in the lease agreements. If the Company maintains pledged collateral, then a limited subset of these covenants must be met. The tangible net worth financial covenant requires us to maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgements and lines of business. The Company is in compliance with all of the covenants, either directly, or through the existence of the pledged collateral. The Company is liable to the lessor for the total amount financed if it defaults on its covenants (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). In addition, the Company has pledged certain marketable securities or interest-bearing accounts, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral (approximately $73.2 million at December 31, 2002) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease (approximately $43.1 million at December 31, 2002) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. The Company is considered a Tranche A lender of $35.3 million of the $43.1 million, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

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

      Under both leases the Company has first loss guarantees to the lessors, which make the Company liable for declines in the value of these buildings up to approximately 82% of the cost of the construction of the buildings. The first loss guarantee requires payment upon the end of the lease. The Company has assessed its exposure in relation to the first loss guarantees for both of the facilities under synthetic lease arrangements and has determined there is no deficiency to the guaranteed value at this time. The Company will continue to assess the real estate market conditions to evaluate whether it needs to record any reserves under its first loss guarantee obligations.

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

EFI’s three largest customers are not obligated to purchase products from EFI, and the loss of products sales to these customers would substantially harm our business and operating results

      Neither Canon, Xerox nor Minolta, who accounted for 29.2%, 28.0% and 10.0%, respectively, of EFI’s revenue for the year ended December 31, 2002, is contractually obligated to purchase products from EFI. EFI’s continued sales of product to these customers in future periods are solely dependent upon each customer’s decision to make purchases from EFI. Such purchases are typically made on a purchase order basis. Generally, the customers are not obligated to make any such purchases, and EFI has no legal recourse if any of these customers choose not to place orders for future products. EFI’s business, financial position and results of operations would be substantially harmed if these customers decided not to order EFI’s products in future periods.

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

	As of December 31, 2002

	Gross Carrying Amount	Accumulated Amortization

	(In thousands)
Goodwill	$53,831	$(10,279)

Acquired technology	$20,800	$(6,253)
Trademarks and trade names	6,000	(3,161)
	$26,800	$(9,414)

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentage of completion method. The percentage of completion is based on an estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

      Revenue from software consists of software licensing and post-contract customer support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value (“VSOE”) or, in the absence of VSOE, the residual method. VSOE is determined based on the price charged when the element is sold separately. In the absence of VSOE of a delivered element, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. Revenue allocated to software licenses is recognized when the following four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is probable. Revenue allocated to post-contract support is recognized ratably over the term of the support contract (typically one to two years), assuming the four basic criteria are met.

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Both Leases have an initial term of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased building at the end of the lease term. The Company must meet certain financial covenant requirements related to cash to debt, fixed charge coverage ratio, leverage ratio and consolidated tangible net worth as defined in the lease agreements. If the Company maintains pledged collateral, then a limited subset of these covenants must be met. The tangible net worth financial covenant requires us to maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgements and lines of business. The Company is in compliance with all of the covenants, either directly, or through the existence of the pledged collateral. The Company is liable to the lessor for the full purchase amount of the buildings if it defaults on its covenants ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). We could be required to purchase the building if we were to default on any indebtedness in excess of $10.0 million, to not appeal a judgement in excess of $10.0 million, or where a creditor has commenced enforcement proceedings on an order for payment of money in excess of $10.0 million. In addition, the Company has pledged certain marketable securities, which are in proportion to the amount drawn under each lease. Under the 1997 Lease, the pledged collateral ($73.2 million at December 31, 2002) may be withdrawn at any time, but withdrawal results in an increase to the lease rate and the imposition of additional financial covenant restrictions. The funds pledged under the 1999 Lease (approximately $43.1 million at December 31, 2002) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. The Company is considered a Tranche A lender of $35.3 million of the $43.1 million, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

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

      Changes in the warranty reserves for the year ended December 31, 2002 were as follows:

(In thousands)
Balance at December 31, 2001	$2,364
Provision for warranty during the year	2,657
Settlements	(2,506)

Balance at December 31, 2002	$2,515

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

/s/ PricewaterhouseCoopers LLP

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

August 22, 2003

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

Date: August 22, 2003

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

/s/ JOSEPH CUTTS

Joseph Cutts
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 22, 2003

EXHIBIT INDEX

Exhibit
Number	Description

23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Amended Consent of PricewaterhouseCoopers LLP for the Annual Report on Form 10-K filed March 31, 2003.
23.3	Amended Consent of PricewaterhouseCoopers LLP for Amendment Number 1 to the Annual Report on Form 10-K/A filed June 26, 2003.