Form 10-Q/A
period 2003-06-30
ELECTRONICS FOR IMAGING INC
filed 2003-10-07
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒. No ☐

The number of shares of Common Stock outstanding as of July 31, 2003 was 52,220,777.

PART II OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX*
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ELECTRONICS FOR IMAGING, INC.

INDEX

Page No.

PART II – Other Information

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 6. Exhibits and Reports on Form 8-K	3

Signatures	3

2

PART II                      OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to a vote of the stockholders of the Company at the Company’s Annual Meeting of Stockholders held May 28, 2003.

(a)	The election of Gill Cogan, Jean-Louis Gassée, Guy Gecht, James S. Greene, Dan Maydan, Fred Rosenzweig and Thomas I. Unterberg to serve as directors until the next Annual Meeting of Shareholders in 2004. Results of the voting included 48,540,424 votes for, 1,452,300 votes against / withheld and no shares abstained for Mr. Cogan; 48,200,957 votes for, 1,791,767 votes against / withheld and no shares abstained for Mr. Gassée; 49,139,657 votes for, 853,067 votes against / withheld and no shares abstained for Mr. Gecht; 48,540,424 votes for, 1,452,300 votes against / withheld and no shares abstained for Mr. Greene; 48,540,424 votes for, 1,452,300 votes against / withheld and no shares abstained for Mr. Maydan; 49,401,124 votes for, 591,600 votes against / withheld and no shares abstained for Mr. Rosenzweig; and 48,083,457 votes for, 1,909,267 votes against / withheld and no shares abstained for Mr. Unterberg.

(b)	The ratification of the appointment of PriceWaterhouseCoopers as the independent auditors of the Company for the fiscal year ended December 31, 2003. Results of the voting included 47,758,560 votes for, 2,210,249 votes against / withheld and 23,915 shares abstained.

(c)	The approval of an amendment to the Company’s 1999 Equity Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 950,000 shares. Results of the voting included 35,900,847 votes for, 14,043,066 votes against / withheld and 48,811 shares abstained.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

*	Exhibits to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 are incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC

3

Date: October 7, 2003	/s/ Guy Gecht

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

4