Form 10-Q
period 2003-09-30
ELECTRONICS FOR IMAGING INC
filed 2003-11-14
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of Common Stock outstanding as of November 4 was 53,973,462.

An Exhibit Index can be found on Page 38.

ELECTRONICS FOR IMAGING, INC.

PART I FINANCIAL INFORMATION
     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Electronics for Imaging, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except per share amounts)	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$172,812	$153,905
Short-term investments	479,602	344,465
Restricted cash and short-term investments	69,486	—
Accounts receivable, net	42,848	42,267
Inventories	4,232	4,125
Other current assets	28,540	18,053

Total current assets	797,520	562,815
Property and equipment, net	49,829	53,187
Restricted investments	43,080	43,080
Goodwill	49,140	43,552
Intangible assets, net	18,853	17,386
Other assets	13,034	7,086

Total assets	$971,456	$727,106

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,440	$13,067
Accrued and other liabilities	45,729	47,353
Income taxes payable	35,512	32,341

Total current liabilities	98,681	92,761
Long-term obligations	240,249	278

Commitments and contingencies (Note 10)
Total liabilities	338,930	93,039

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 53,311 and 54,569 shares issued and outstanding, respectively	609	590
Additional paid-in capital	303,507	272,456
Treasury stock, at cost, 7,613 and 4,478 shares, respectively	(158,150)	(99,959)
Accumulated other comprehensive income	1,238	1,991
Retained earnings	485,322	458,989

Total stockholders’ equity	632,526	634,067

Total liabilities and stockholders’ equity	$971,456	$727,106

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share amounts)	2003	2002	2003	2002

Revenue	$97,330	$92,652	$271,734	$259,476
Cost of revenue	37,652	43,444	109,139	126,871

Gross profit	59,678	49,208	162,595	132,605
Operating expenses:
Research and development	23,725	22,998	69,807	68,422
Sales and marketing	14,746	12,833	44,659	37,583
General and administrative	5,518	5,424	15,510	16,358
Amortization of identified intangibles and other acquisition-related expense	1,330	1,144	5,208	3,246

Total operating expenses	45,319	42,399	135,184	125,609

Income from operations	14,359	6,809	27,411	6,996

Interest and other income, net	1,854	2,760	7,094	8,984
Litigation settlement income (charges)	1,568	(4,409)	1,568	(4,409)

Income before income taxes	17,781	5,160	36,073	11,571
Provision for income taxes	(4,801)	(1,548)	(9,740)	(3,471)

Net income	$12,980	$3,612	$26,333	$8,100

Net income per basic common share	$0.25	$0.07	$0.49	$0.15

Shares used in per-share calculation	52,467	54,308	53,734	54,173
Net income per diluted common share	$0.24	$0.07	$0.48	$0.15

Shares used in per-share calculation	53,594	54,659	54,569	54,794

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$26,333	$8,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,911	11,270
In-process research and development expense	1,220	—
Bad debt reserve	(170)	(124)
Deferred income taxes	(3,157)	376
Changes in operating assets and liabilities:
Accounts receivable	681	(4,650)
Inventories	37	4,271
Receivable from subcontract manufacturers	(3,134)	(1,140)
Other current assets	(6,274)	1,431
Accounts payable and accrued liabilities	656	(837)
Income taxes payable	3,195	3,991

Net cash provided by operating activities	31,298	22,688

Cash flows from investing activities:
Purchases and sales/maturities of short-term investments, net	(136,654)	(25,051)
Net purchases of restricted cash and investments	(167)	(2,945)
Reclassification of cash & short-term investments to restricted cash & short-term investments	(69,320)	—
Investment in property and equipment, net	(3,889)	(7,874)
Acquisition of subsidiary	(8,936)	(1,870)
Change in other assets	189	433

Net cash used for investing activities	(218,777)	(37,307)

Cash flows from financing activities:
Repayment of long-term obligation	(29)	(24)
Issuance of long-term debt, net	233,500	—
Issuance of common stock	31,071	7,037
Repurchase of common stock	(58,191)	—

Net cash provided by financing activities	206,351	7,013

Effect of exchange rate changes on cash and cash equivalents	35	—

Increase (decrease) in cash and cash equivalents	18,907	(7,606)
Cash and cash equivalents at beginning of year	153,905	190,816

Cash and cash equivalents at end of period	$172,812	$183,210

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the “Company”), as of and for the interim periods ended September 30, 2003, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2002, contained in the Company’s Annual Report to Stockholders on Form 10-K, as amended. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with accounting principles generally accepted in the United States of America. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto. Certain prior year balances have been reclassified to conform with the current year presentation.

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

The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods ended September 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

		Three months ended		Nine months ended
		September 30,		September 30,

(in thousands, except per share amounts)		2003	2002	2003	2002

Net income	As reported	$12,980	$3,612	$26,333	$8,100
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		(3,431)	(6,661)	(10,941)	(20,555)

Net income (loss)	Pro forma	$9,549	$(3,049)	$15,392	$(12,455)

Earnings (loss) per basic common share	As reported	$0.25	$0.07	$0.49	$0.15

	Pro forma	$0.18	$(0.06)	$0.29	$(0.23)

Earnings (loss) per diluted common share	As reported	$0.24	$0.07	$0.48	$0.15

	Pro forma	$0.18	$(0.06)	$0.28	$(0.23)

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

SFAS 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of the pronouncement has not had a material impact on our financial condition or results of operations.

FASB Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. The interpretation is effective for interim or annual periods commencing after December 15, 2003 for pre-existing VIEs. Based upon our analysis, the implementation of the interpretation will not have any material impact on our financial statements.

3.	Accounting for Derivative Instruments and Hedging

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133 requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. The Company had no such derivative or hedging instruments outstanding as of September 30, 2003.

4.	Comprehensive Income

The Company’s comprehensive income, which encompasses net income, market valuation adjustments and currency translation adjustments, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, unaudited)	2003	2002	2003	2002

Net income	$12,980	$3,612	$26,333	$8,100
Market valuation of investments, net of tax	(512)	304	(1,517)	617
Currency translation adjustment	(228)	(4)	764	16

Comprehensive Income	$12,240	$3,912	$25,580	$8,733

5.	Earnings Per Share

The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share amounts, unaudited)	2003	2002	2003	2002

Net income available to common shareholders	$12,980	$3,612	$26,333	$8,100

Shares
Basic shares	52,467	54,308	53,734	54,173
Effect of dilutive securities	1,127	351	835	621

Diluted Shares	53,594	54,659	54,569	54,794

Earnings per common share
Basic EPS	$0.25	$0.07	$0.49	$0.15

Diluted EPS	$0.24	$0.07	$0.48	$0.15

Anti-dilutive weighted average shares of common stock of 4,881,344 and 5,093,311 as of September 30, 2003 and 2002, respectively, have been excluded from the effect of dilutive securities because the options’ exercise prices were greater than the average market price of the common stock for the periods then ended. The convertible debentures issued June 4, 2003 are considered contingently convertible securities and were excluded from the earnings per share calculations for all periods presented. The debentures represent 9,084,192 potential shares of common stock issuable upon conversion.

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

$9,278

The intangible assets consist of developed technology, trademarks and trade names, licenses and distributor relationships. The amount allocated to the purchased in-process research and development (“IPR&D”) was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value at rates ranging from 25% to 30%. The excess of the purchase price over tangible and identifiable intangible assets acquired and liabilities assumed has been recorded as goodwill. The intangible assets are being amortized over estimated useful lives of 5 to 10 years.

On October 21, 2003, the shareholders of Printcafe approved the merger between Printcafe and the Company. The purchase price was approximately $33.5 million, paid in cash and common stock of the Company. Approximately 12.8 million shares of Printcafe common stock were issued and outstanding on that date. Approximately 8.8 million shares of Printcafe common stock will be redeemed for $2.60 per share, and approximately 1.9 million shares will be exchanged for approximately 0.2 million shares of the Company common stock. The remaining 2.1 million shares of stock, acquired by the Company for $5.5 million earlier in 2003, will be cancelled. We anticipate that the valuation of the acquired technology of Printcafe will be completed during the fourth quarter of 2003. See Note 10, Commitments and Contingencies, for a discussion of the lawsuits filed by Creo, Inc. related to the merger.

On November 3, 2003, the Company acquired T/R Systems, Inc. for approximately $20.7 million in cash. We anticipate that the valuation of the acquired technology of T/R Systems, Inc. will be completed during the fourth quarter of 2003.

7.	Balance Sheet Components

(in thousands)	September 30, 2003	December 31, 2002

Accounts receivable:
Accounts receivable	$44,074	$43,505
Less reserves and allowances	(1,226)	(1,238)

	$42,848	$42,267

Inventories:
Raw materials	$2,348	$2,295
Finished goods	1,884	1,830

	$4,232	$4,125

Other current assets:
Deferred income taxes, current portion	$14,301	$13,260
Receivable from subcontract manufacturers	4,693	1,559
Investment in Printcafe	5,737	—
Other	3,809	3,234

	$28,540	$18,053

Property and equipment:
Land, building and improvements	$41,457	$41,349
Equipment and purchased software	43,503	41,121
Furniture and leasehold improvements	12,922	12,544

	97,882	95,014
Less accumulated depreciation and amortization	(48,053)	(41,827)

	$49,829	$53,187

Other assets:
Debt issuance costs, net	$6,046	$—
Deferred income taxes, non-current, net of valuation	6,297	6,238
Other	691	848

	$13,034	$7,086

	September 30, 2003	December 31, 2002

Accrued and other liabilities:
Accrued compensation and benefits	$13,522	$15,585
Deferred revenue	2,412	3,501
Accrued warranty provision	2,079	2,515
Accrued royalty payments	7,435	7,933
Other accrued liabilities	20,281	17,819

	$45,729	$47,353

8.	Goodwill and Other Identified Intangible Assets

	September 30, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization

Goodwill	$59,419	$(10,279)	$53,831	$(10,279)

Acquired technology	$23,109	$(8,926)	$20,800	$(6,253)
Trademarks and trade names	6,266	(4,287)	6,000	(3,161)
Other intangible assets	2,909	(218)	—	—

Amortizable intangible assets	$32,284	$(13,431)	$26,800	$(9,414)

As required under SFAS 142, the Company has performed an annual review and has determined that no impairments need to be recorded against the goodwill account at this time.

Aggregate amortization expense was $1.3 million and $4.0 million for the three and nine months ended September 30, 2003, respectively and $1.1 million and $3.2 million for the three and nine months ended September 30, 2002, respectively. As of September 30, 2003 future estimated amortization expense related to intangible assets is estimated to be:

(in thousands)
2003	$1,296
2004	4,841
2005	3,809
2006	3,809
2007 and thereafter	4,049

9.	Long-term Debt

On June 4, 2003 the Company issued $240.0 million convertible senior debentures due in 2023 (the “Debentures”). The Debentures were offered only to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A. The Debentures are unsecured senior obligations of the Company, paying interest semi-annually in arrears at an annual rate of 1.50%. Additional interest at a rate of 0.35% per annum will be paid under certain conditions, beginning in the sixth year after issuance. The Debentures are convertible before maturity into shares of EFI common stock at a conversion price of approximately $26.42 per share of common stock but only upon the stock trading at or above $31.70 per share for 20 consecutive trading days during the last 30 consecutive trading days of the preceding fiscal quarter, or upon the occurrence of certain other specified events. The Company may redeem the Debentures at its option, on or after

June 1, 2008 at a redemption price equal to par plus accrued interest, if any. In addition, holders of the Debentures may require the Company to repurchase all or some of the Debentures on June 1, 2008, 2013 and 2018 at a price equal to 100% of the principal amount plus accrued interest, including contingent interest, if any. The Company will pay the repurchase price for any debentures repurchased on June 1, 2008 in cash, but may choose to pay the repurchase price in cash, common stock of the Company, or any combination thereof in 2013 and 2018. Additionally, a holder may require us to repurchase all or a portion of that holder’s debentures if a fundamental change, as defined in the indenture, occurs prior to June 1, 2008 at 100% of their principal amount, plus any accrued and unpaid interest, including contingent interest, if any. We may choose to pay the repurchase price in cash, common stock of the Company, or any combination thereof. A registration statement on Form S-3 was filed with respect to the resale of the Debentures and the shares of common stock issuable upon conversion of the Debentures with the Securities and Exchange Commission on August 29, 2003. As of the filing of this document the registration statement was not deemed effective.

(in thousands)	September 30, 2003	December 31, 2002
1.50% convertible debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$—
Bonds due to City of Foster City, variable interest rate, interest and principal payments due semi-annually	249	278

	$240,249	$278

Maturities of long-term debt are approximately $58 thousand per year for the next five years.

10.	Commitments and Contingencies

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

Each Lease has an initial term of seven years, with an option to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased building at the end of the lease term. During the term of each of the Leases, the Company must meet certain financial covenant requirements related to cash to debt, fixed charge coverage ratio, leverage ratio and consolidated tangible net worth as defined by the underlying agreements. If the Company maintains pledged collateral, then a limited subset of these covenants must be met. The tangible net worth financial covenant requires that the Company maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgments, and lines of business. The Company was in compliance with all of the covenants, either directly, or through the existence of the pledged collateral as of September 30, 2003. The pledged collateral under the 1997 Lease ($69.5 million at September 30, 2003) has been classified as restricted cash and short-term investments. The Company is liable to the lessor for the full purchase amount of the buildings if it defaults on its covenants ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company could be required to purchase the building if (1) it defaulted on any indebtedness in excess of $10.0 million, (2) it failed to appeal a judgment in excess of $10.0 million, or (3) a creditor has commenced enforcement proceedings on an order for payment of money in excess of $10.0 million. In addition, the Company has pledged certain marketable securities, which are in proportion to the amount drawn under each lease. The funds pledged under the 1999 Lease (approximately $43.1 million at September 30, 2003) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. The Company is considered a Tranche A lender of $35.3 million of the $43.1 million, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

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

Purchase Commitments

The Company sub-contracts with other companies to manufacture most of its products. During the normal course of business the sub-contractors procure components based upon orders placed by the Company. If the Company cancels all or part of the order, it may still be liable to the sub-contractors for the cost of the components purchased by the sub-contractors for placement in its products. The Company periodically reviews the potential liability and the adequacy of the related reserve. The Company’s consolidated financial position and results of operations could be negatively impacted if the Company were required to compensate the sub-contract manufacturers in an amount significantly in excess of the accrued liability.

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

Changes in the warranty reserves for the three months ended September 30, 2003 were as follows:

(in thousands)
Balance at December 31, 2002	$2,515
Provision for warranty during the period	486
Settlements	(486)

Balance at March 31, 2003	$2,515

Provision for warranty during the period	589
Settlements	(615)

Balance at June 30, 2003	$2,489
Provision for warranty during the period	182
Settlements	(592)

Balance at September 30, 2003	$2,079

Legal Proceedings

Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and its customers for allegedly infringing his soon to be issued patent and for misappropriating his alleged trade secrets. The Company believes Mr. Coyle’s claims are baseless and without merit. On December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor has it infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California court dismissed the Company’s complaint for lack of jurisdiction over Mr. Coyle. The Company appealed the Court’s dismissal and on August 18, 2003, the Court of Appeals for the Federal Circuit reversed the dismissal of the Company’s case and remanded it to the Northern District of California. The Company is now vigorously pursuing its case against Mr. Coyle and Kolbet Labs.

On February 26, 2002, Coyle’s company, J & L Electronics, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law, and related causes of action. The Company denies all of these allegations and management believes this lawsuit is without merit and intends to defend the action vigorously. On March 28, 2003, the Federal District Judge dismissed the complaint for lack of jurisdiction over the Company. J & L Electronics appealed the dismissal to the Court of Appeals for the Federal Circuit. The Company is opposing the appeal. However, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the appeal. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

On September 16, 2002, ArrivalStar, Inc., a Delaware corporation, filed a complaint in the U.S. District Court for the Northern District of Georgia against fourteen defendants, including EFI, alleging that each of the defendants has infringed one or more claims of six identified patents owned by the plaintiff. The named defendants are Delta Air Lines, Inc.; Sabre, Inc.; Travelocity.com, L.L.P.; The City of Atlanta; Worldspan, L.L.P.; Flytecomm Corporation; Centerpost Corporation; Continental Airlines, Inc.; Japan Air Lines Company, Ltd.; American Airlines, Inc.; Roadway Express, Inc.; EFI; American Express Company; and SITA Information Networking Computing USA, Inc. The complaint alleges that the defendants infringe the claims by providing vehicle location communication services, arrival notifications and other related services. EFI believes that the plaintiff’s claims are without merit and intends to vigorously defend itself in this litigation. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

On February 13, 2003, the Company entered into agreements with Printcafe to facilitate a merger between the two companies. On February 19, 2003, Creo Inc. (a Printcafe shareholder) commenced litigation in the Delaware Court of Chancery against the Company, Printcafe and certain of Printcafe’s principal officers and directors, challenging those agreements and seeking to restrain the Company and Printcafe from proceeding to enter into any further agreements with respect to a business merger. On February 21, 2003, the Delaware Court of Chancery denied the temporary restraining order sought by Creo. On February 26, 2003 the Company and Printcafe entered into a merger agreement providing for the Company’s acquisition of Printcafe and the Company completed the acquisition on October 21, 2003. This litigation is still pending and, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s financial condition and results of operations.

On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., now a wholly-owned subsidiary of the Company, and certain officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of

1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. The Company, which acquired Printcafe in October 2003, believes that the lawsuit is completely without merit and intends to defend itself accordingly.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in our Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2002.

Recent Events

On October 21, 2003, our merger with Printcafe was approved by the Printcafe shareholders. The purchase price was approximately $33.5 million, $28.5 million paid in cash and the balance paid by issuing approximately 0.2 million shares of common stock. Of the approximately 12.8 million shares of Printcafe common stock outstanding at the time of the merger, 8.8 million shares were redeemed in cash for approximately $23.0 million. The remaining 1.9 million shares were converted into approximately 0.2 million shares of our common stock. The remaining 2.1 million shares, which we acquired for $5.5 million earlier in the year, were cancelled. We intend to buy back approximately the same number of shares issued in the merger from the market during the fourth quarter of 2003, which will require approximately $5.0 to 6.0 million dollars, depending upon the stock price at the time of the buy back. In addition, we paid off $16.8 million of debt owed by Printcafe that was immediately callable upon the completion of the merger. We anticipate that the valuation of the acquired intangibles of Printcafe will be completed during the fourth quarter of 2003.

On November 3, 2003, the Company acquired T/R Systems, Inc. for approximately $19.7 million in cash. We anticipate that the valuation of the acquired intangibles of T/R Systems, Inc. will be completed during the fourth quarter of 2003.

Results of Operations

The following tables set forth items in our consolidated statements of income as a percentage of total revenue for the three and nine-month periods ended September 30, 2003 and 2002 and the percentage change from 2003 over 2002. These operating results are not necessarily indicative of results for any future period.

	Three Months ended		% change	Nine Months ended		% change
	September 30,		2003	September 30,		2003
			over			over
	2003	2002	2002	2003	2002	2002

Revenue	100%	100%	5%	100%	100%	5%
Cost of revenue	39%	47%	(13)%	40%	49%	(14)%

Gross profit	61%	53%	21%	60%	51%	23%
Research and development	24%	25%	3%	26%	26%	2%
Sales and marketing	15%	14%	15%	16%	15%	19%
General and administrative	6%	6%	2%	6%	6%	(5)%
Amortization of identified intangibles and other acquisition-related expense	1%	1%	16%	2%	1%	60%

Total operating expenses	46%	46%	7%	50%	48%	8%

Income from operations	15%	7%	111%	10%	3%	292%

Interest and other income, net	2%	3%	(33)%	2%	3%	(21)%
Litigation settlement income (charges)	1%	(5)%	136%	1%	(2)%	136%

Income before income taxes	18%	5%	245%	13%	4%	212%
Provision for income taxes	(5)%	(1)%	210%	(3)%	(1)%	181%

Net income	13%	4%	259%	10%	3%	225%

Revenue

Our revenue is derived from sales of products in four major categories. The first category is made up of stand-alone servers, which connect digital color copiers with computer networks. This category includes the Fiery X, Z, and Q series, the Splash G series, and Edox products and has historically accounted for a majority of our revenue. The second category consists of embedded color desktop controllers, design licensed color solutions, and color software RIPs primarily for the office market. The third category consists of servers and controllers for digital black and white products. The fourth category of revenue consists of sales of spares, Best proofing software, Velocity software solutions, DocSend and PrintMe. Most of our sales revenue is derived from sales of products to original equipment manufacturers, or OEMs, who incorporate our products, technologies and solutions into the end product, which they sell to their customers. The remainder of our sales revenue is derived from sales to distribution partners and from direct sales to the end user.

Our revenues increased 5% to $97.3 million in the third quarter of 2003, compared to approximately $92.6 million in the third quarter of 2002, with a 5% increase in unit volume between the two periods. For the nine-month periods ended September 30, revenues in 2003 increased 5%, while volumes increased 1% over 2002. Sales of our embedded and design-licensed color solutions and the Best software products accounted for a significant portion of the increase in revenue for both the three- and nine-month period comparisons.

The following is a break-down of categories of revenue, both in terms of absolute dollars and as a percentage (%) of total revenue. Also shown is volume as a percentage (%) of total units shipped by product.

	Three months ended September 30,					Nine months ended September 30,

	2003		2002		%	2003		2002		%

Revenue	$	%	$	%	Change	$	%	$	%	Change

Stand-alone Color Servers	$34.3	35%	$44.6	48%	(23)%	$104.4	38%	$121.1	47%	(14)%
Embedded & Design-licensed Color Solutions	40.8	42%	25.5	27%	60%	99.8	37%	73.8	28%	35%
Digital Black and White Solutions	9.8	10%	12.6	14%	(22)%	26.1	10%	34.0	13%	(23)%
Spares, Licensing & Other Misc. Sources	12.4	13%	9.9	11%	25%	41.4	15%	30.6	12%	36%

Total Revenue	$97.3	100%	$92.6	100%	5%	$271.7	100%	$259.5	100%	5%

	Three months ended September 30,			Nine months ended September 30,

Volume	2003	2002	% Change	2003	2002	% Change

Stand-alone Color Servers	10%	15%	(35)%	11%	16%	(30)%
Embedded & Design-licensed Color Solutions	67%	41%	72%	57%	43%	35%
Digital Black and White Solutions	21%	34%	(36)%	26%	34%	(24)%
Spares, Licensing & Other Misc. Sources	2%	10%	(74)%	6%	7%	(16)%

Total Revenue	100%	100%	5%	100%	100%	1%

The category of stand-alone color servers connecting to digital color copiers made up 35% of total revenue and 10% of total unit volume for the three-month period ended September 30, 2003. For the same period a year ago, it made up 48% of total revenue and approximately 15% of total unit volume. This category made up 38% of total revenue and 11% of total unit volume for the nine-month period ended September 30, 2003. For the same period a year ago, it made up approximately 47% of total revenue and 16% of total unit volume. We believe the decrease in percentages of revenue and unit volume in this category is due to the focus of our OEM customers on selling newly-introduced color engines for the office environment as well as the lack of new color print engines in the high-end professional market during the first three quarters of 2003. However, we expect this category to show an increase in the fourth quarter of 2003 with the introduction of our S300 and S500 products along with releases of new engines from our OEM customers.

The category of embedded and design-licensed color solutions made up 42% of total revenue and 67% of total unit volume in the third quarter of 2003. It made up approximately 27% of total revenue and 41% of total unit volume in the third quarter of 2002. For the nine months ended September 30, 2003 and 2002, the category of embedded and design-licensed color solutions made up 37% and approximately 28% of total revenue and 57% and 43% of total volume, respectively. This category is comprised of embedded controllers, design-licensed solutions, and software RIPs. In some cases, our OEM customers have opted to pay a license fee for our controller designs and software and manufacture the complete boards themselves, rather than purchase boards manufactured by us. The increase in this category was driven by the launch of new color multifunction products from a number of our OEM customers and the corresponding improved sales of color products for the office environment. We expect to see a decline in the embedded color segment in the fourth quarter as our OEM customers focus on sales of the new server platforms they have recently launched.

For the three months ended September 30, 2003 and 2002, the digital black and white solution category made up 10% and 14% of total revenue and 21% and 34% of total volume, respectively. It made up 10% of total revenue and 26% of total unit volume in the nine-month period ended September 30, 2003 and 13% of total revenue and approximately 34% of total unit volume in the nine-month period ended September 30, 2002. The decline in this category can be attributed primarily to a weak economy, the migration to color solutions and our OEM customers relying on internally developed products, rather than purchasing products designed by us.

The spares, licensing and other miscellaneous sources category has increased from 11% of total revenue in the three-month period ended September 30, 2002 to 13% of total revenue in the three month period ended September 30, 2003 while volumes in this category decreased from 10% of total volume to 2% of total volume for the same period comparison. The decrease in volume is due to the spin off of the eBeam product line during the third quarter of 2003. In the year over year quarterly periods, revenues from all products in this category, excluding the Best inkjet proofing software, grew 6%. For the nine months ended September 30, 2003 and 2002, the other revenue category made up 15% and 12% of total revenue and 6% and 7% of total volume, respectively. Sales of spares for the nine months ended September 30, 2003, grew approximately 14% in revenues compared to the same period in 2002. For the nine months ended September 30, 2003 eBeam sales accounted for approximately 4% of the revenue in this product category.

To the extent our major product categories do not grow over time in absolute terms, or if we are not able to meet demand for higher unit volumes, it could have a material adverse effect on our operating results. There can be no assurance that any new controller products that we introduce during 2003 and 2004 will be qualified by all or any of our OEM customers, or that such products will successfully compete, be accepted by the market, or otherwise effectively replace the volume of revenue and/or income from our older products. Market acceptance of our software and other products, such as PrintMe and DocSend, cannot be assured.

We also believe that in addition to the factors described above, price reductions for all of our products will affect revenues in the future. We have previously and will likely in the future reduce prices for our products. Depending upon the price-elasticity of demand for our products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on our revenues and profits. While we have managed to improve gross margins over the last year through the utilization of fewer contract manufacturers and favorable component pricing and an increase in software sales and design license sales, this trend may not continue. If we are not able to compensate for lower gross margins that result from price reductions with an increased volume of sales, our results of operations could be adversely affected. In addition, if our revenue in the future depends more upon sales of products with relatively lower gross margins (such as embedded controllers for printers, embedded controllers for color and black-and-white copiers, and stand-alone controllers for black-and-white copiers), results of operations may be adversely affected.

Revenue and volume by geographic area for the three- and nine-month periods ended September 30, 2003 and September 30, 2002 were as follows:

	Three months ended September 30,

	2003			2002

(in millions)	$	%	% of volume	$	%	% of volume	% of $ change

Americas	$47.1	49%	31%	$51.7	56%	50%	(9)%
Europe	27.2	28%	21%	26.2	28%	19%	4%
Japan	19.8	20%	40%	9.6	10%	19%	107%
ROW	3.2	3%	8%	5.1	6%	12%	(38)%

Total Revenue	$97.3	100%	100%	$92.6	100%	100%	5%

	Nine months ended September 30,

	2003			2002

(in millions)	$	%	% of volume	$	%	% of volume	% of $ change

Americas	$133.7	49%	34%	$138.1	53%	47%	(3)%
Europe	84.4	31%	25%	77.6	30%	23%	9%
Japan	40.6	15%	26%	30.7	12%	20%	32%
ROW	13.0	5%	15%	13.1	5%	10%	(1)%

Total Revenue	$271.7	100%	100%	$259.5	100%	100%	5%

The Japan region increased by 32% to $40.6 million in sales during the first nine months of 2003 from $30.7 million in the first nine months of 2002. A significant portion of this increase can be attributed to greater demand for design-licensed color solutions, which are sold to OEM customers in Japan, for incorporation into their products which are then shipped from Japan to other countries. Europe also showed a moderate increase in revenue, due in part to the addition of the Best products, while the Rest-of-World region, which includes the Asia Pacific and the Americas showed a slight decline for the nine months ended September 30, 2003.

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

Substantially all of the revenue for the last three years was attributable to sales of products through our OEM customers and independent distributor channels. During 2003, we have continued to work on both increasing the number of OEM customers and expanding the size of existing relationships with OEM customers. For the quarter and nine months ended September 30, 2003, three customers — Canon, Konica-Minolta, and Xerox provided more than 10% of our revenue individually and approximately 78% and 71%, respectively, of our revenue in aggregate. For the same periods ended September 30, 2002 our top two customers were Canon and Xerox each of which accounted for more than 10% of our revenue individually and for 62% and 58% , respectively, of our revenue in aggregate. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced or discontinued their purchases from us at various times in the past and any customer could do so in the future. Such reductions or discontinuations have in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations.

We continue to develop the Fiery, Splash, and EDOX product lines as well as other products and intend to continue to introduce new generations of server and controller products and other new product lines with current and new OEM customers and distribution partners in 2003 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

Gross Margins

For the quarter ended September 30, 2003 our gross margin was 61% compared to 53% for the same period a year ago. The improvement came from increased sales of embedded color products, particularly design licensed solutions and an increase in software sales which traditionally have higher gross margins. The improvement driven by the embedded color category was in turn related to new products available from a number of our OEM customers, which fueled an increased demand for digital color printing primarily in the office market. Our gross margins were 60% and 51% for the nine-month periods ended September 30, 2003 and September 30, 2002, respectively. The improvement came from an increase in the gross margins for the high-end stand-alone color servers and the increased sales of design-licensed embedded color controllers and software sales. With the acquisition of Printcafe in the fourth quarter of 2003, we expect to continue to improve our gross margin, but we believe that gross margin will continue to be impacted by a variety of factors. These factors include the market prices that can be achieved on our current and future products, the availability and pricing of key components (including DRAM, Processors, and Postscript interpreter software), third party manufacturing costs, product, channel, and geographic mix, the success of our product transitions and new products, the pace of migration to a design license business model for embedded products, competition with third parties and our OEM customers, and general economic conditions in the United States and abroad. Consequently, we anticipate gross margins will fluctuate from period to period.

Operating Expenses

Operating expenses increased by 7% in the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002 and increased by 8% in the nine-month period ended September 30, 2003 compared to the same period in 2002. Operating expenses as a percentage of revenue amounted to approximately 46% for the three-month periods ended September 30, 2003 and 2002 and 50% and 48% for the nine-month periods ended September 30, 2003 and 2002, respectively. On January 9, 2003, we completed our acquisition of Best adding additional operating expenses not incurred during the prior periods. In addition, during the first quarter of 2003, we implemented our first employee salary increase in two years, further increasing operating expenses as compared to prior periods. Employees with the rank of vice-president and higher were excluded from this increase. Along with the additional operating expenses incurred due to the acquisition of Best, the additional payroll costs incurred due to the salary increases accounted for a significant portion of the increase in operating expense during the three and nine-month periods ended September 30, 2003 as compared to the same periods in the prior year. We have recently experienced increased expenses from the translation of costs incurred in currencies such as the euro and the yen because the US dollar weakened relative to those currencies. If the US dollar continues to weaken relative to other currencies in which we transact business, our expenses after translation into the US dollar will continue to increase.

The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation, and costs of prototype materials. Research and development expenses were 24% and 25% of revenue for the third quarter of 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, research and development expenses were 26%. In absolute dollars, research and development increased by $0.7 million in the third quarter of 2003 from the third quarter of 2002 and increased by approximately $1.4 million year over year for the nine months ended September 30, due to the acquisition of Best in January 2003 and the salary increase, partially offset by a decrease in facility costs. We believe that the development of new products and the enhancement of existing products are essential to our continued success, and intend to continue to devote substantial resources to research and new product development efforts. Accordingly, we expect that our research and development expenses may increase in absolute dollars and also as a percentage of revenue in future quarters.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs, and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Asia, and other locations around the world. Sales and marketing expenses for the three-month period ended September 30, 2003 were $14.7 million or 15% of revenue compared to $12.8 million or 14% of revenue for the three months ended September 30, 2002. For the nine months ended September 30, 2003 sales and marketing expenses were $44.7 million or 16% of revenue and were approximately $37.6 million or approximately 15% of revenue for the same nine-month period in 2002. The increase in absolute dollars of $1.9 million for the quarter and approximately $7.1 million for the nine-month period is due to the acquisition of Best, increased tradeshow costs, and increased payroll expense from salary increases, partially offset by a decrease in facility costs. In addition, sales and marketing expenses, particularly those incurred in Europe, where we have a significant presence, were negatively impacted by the weakening US dollar. While the costs in the local currency may have stayed constant, the translated US dollar costs have increased. We expect that our sales and marketing expenses may increase in absolute dollars as we continue to actively promote our products, introduce new products and services, and continue to build our sales and marketing organization, particularly in Europe and Asia Pacific, and as we grow our software solutions and other new product lines which require greater sales and marketing support from us. We also expect that if the US dollar continues to weaken against the euro or other currencies, sales and marketing expenses reported in US dollars will increase.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees, and other costs associated with public companies. General and administrative expenses were $5.5 million or 6% of revenue for the quarter ended September 30, 2003, compared to $5.4 million or 6% of revenue for the quarter ended September 30, 2002. General and administrative expenses were $15.5 million or 6% of revenue for the nine-month period ended September 30, 2003, compared to approximately $16.4 million or 6% of revenue for the nine-month period ended September 30, 2002. The decrease in absolute dollars came from reduced legal costs partially offset by salary increases. We expect that general and administrative costs will increase both as a percentage of revenue and in absolute dollars in 2004 due to additional costs that will be incurred for compliance with the Sarbanes-Oxley Act of 2002. We also expect that if the US dollar continues to weaken against the euro or other currencies, general and administrative expenses reported in US dollars will increase.

Amortization of Identified Intangibles and other Acquisition-related Expense

Amortization of identified intangibles and other acquisition-related expense for the quarter ended September 30, 2003 was $1.3 million or 1% of revenue compared to $1.1 million or 1% of revenue for the three months ended September 30, 2002. For the nine months ended September 30, 2003, amortization of identified intangibles and other acquisition-related expense was $5.2 million or 2% of revenue compared to $3.2 million or 1% of revenue for the nine months ended September 30, 2002. The quarter over quarter increase was attributable to the amortization of identified intangibles of approximately $0.2 million related to the Best acquisition while the year over year increase was comprised of the write-off of purchased in-process research and development costs of $1.2 million and amortization of identified intangibles of $0.6 million related to the Best acquisition. The acquisition of Printcafe and T/R Systems will increase our amortization of identified intangibles and other acquisition related expense in future quarters, beginning with the fourth quarter of 2003. We anticipate that the valuation of the acquired technology for both acquisitions will be completed during the fourth quarter of 2003.

Interest and Other Income, net

Interest and other income relates mainly to interest income and expense, debt issuance costs and gains and losses on foreign currency transactions. Interest and other income of $1.9 million for the three-month period ended September 30, 2003 decreased by 33% from $2.8 million for the three-month period ended September 30, 2002. For the nine-month period ended September 30, 2003, interest and other income decreased 21% to $7.1 million from $9.0 million for the nine-month period ended September 30, 2002. The decrease is largely the result of the short-term nature of our investments and the fact that reinvestment rates are much lower than the rates on instruments that have reached maturity, as well as the interest expense and amortization of debt issuance costs related to the convertible debentures issued in June 2003. The decline in interest was offset in part by an increase in the investment balance from the proceeds of our convertible debt, net of $58.2 million used to repurchase our common stock. Interest expense and debt issuance costs related to the convertible debentures were $1.2 million for the three months ended September 30, 2003 and $1.6 million year-to-date.

Litigation settlement income (charges)

The litigation settlement income of approximately $1.6 million in 2003 consists of settlements received from litigation protecting our intellectual property, net of related legal expenses. The litigation settlement charges in 2002 consist of the settlement of a class-action lawsuit for $4.4 million, including legal fees and other related costs. While there has been no change in our view that the class-action lawsuit had no merit, we determined that settlement of the lawsuit was in the best interest of us and our shareholders.

Income Taxes

Our effective tax rate was 27% for the three- and nine-month periods ended September 30, 2003 and 30% for the three- and nine-month periods ended September 30, 2002. The rate decreased in 2003 due to increased benefits from foreign sales. In each of these periods, we also benefited from tax-exempt interest income and research and development credits in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities. We currently anticipate that the 2003 full year tax rate will increase in the fourth quarter due to the effects of the non-deductible charges related to in-process technology and the minority interest in Printcafe. The amount of these charges will be finalized in the fourth quarter.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased by $154.0 million to $652.4 million as of September 30, 2003, from $498.4 million as of December 31, 2002. Working capital increased by $228.7 million to $698.8 million as of September 30, 2003, up from $470.1 million as of December 31, 2002. These increases are primarily the result of the sale of $240.0 million in convertible debentures in June 2003, net income, changes in balance sheet components, and the exercise of employee stock options; offset by the $58.2 million used to repurchase shares of our common stock, approximately $9.3 million to purchase Best, the exercise of the option to purchase approximately 17.5% of the outstanding shares of Printcafe common stock for $5.5 million and the reclassification of cash pledged on a building lease to restricted cash of $69.3 million. (See Off-Balance Sheet Financing - Synthetic Lease Arrangement below.)

Net cash provided by operating activities was $31.3 million for the nine-month period ended September 30, 2003. We invest cash in excess of our operating needs in short-term investments. Purchases in excess of sales of short-term investments were $136.7 million for the nine-month period ended September 30, 2003. Our capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in our operations. We purchased approximately $3.9 million of equipment and furniture during the nine-month period ended September 30, 2003, net of retirements. In January 2003 we acquired Best for $9.3 million, net of cash received in the acquisition. In June 2003 we purchased shares of Printcafe common stock for $5.5 million pursuant to an option agreement related to the merger agreement between us and Printcafe.

Net cash provided by financing activities of $206.4 million in the nine-month period ended September 30, 2003, was the result of $233.5 million from the issuance of $240.0 million of convertible debentures, net of issuance costs and $31.1 million from the exercises of common stock options and the tax benefits to us associated with those exercises and the issuance of stock under our Employee Stock Purchase Plan, less $58.2 million used for the repurchase of the our common stock.

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

Each Lease has an initial term of seven years, with an option to renew subject to certain conditions. We may, at our option, purchase the facilities during or at the end of the term of the lease for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). We have guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of their funding. We may be liable to the lessor for the amount of the residual guarantee if we either fail to renew the lease or do not purchase or locate a purchaser for the leased building at the end of the lease term. During the term of each of the Leases we must meet certain financial covenant requirements related to cash to debt, fixed charge coverage ratio, leverage ratio and consolidated tangible net worth as defined by the underlying agreements. If we maintain pledged collateral, then a limited subset of these covenants must be met. The tangible net worth financial covenant requires that we maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgements, and lines of business. We were in compliance with all of the covenants, either directly, or through the existence of the pledged collateral, as of September 30, 2003. The pledged collateral under the 1997 Lease ($69.5 million at September 30, 2003) has been classified as restricted cash and short-term investments. We are liable to the lessor for the full purchase amount of the buildings if we default on our covenants ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). We could be required to purchase the building if (1) we defaulted on any indebtedness in excess of $10.0 million, (2) we failed to appeal a judgement in excess of $10.0 million, or (3) a creditor has commenced enforcement proceedings on an order for payment of money in excess of $10.0 million. In addition, we have pledged certain marketable securities, which are in proportion to the amount drawn under each lease. The funds pledged under the 1999 Lease (approximately $43.1 million at September 30, 2003) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. We are considered a Tranche A lender of $35.3 million of the $43.1 million, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

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

Legal Proceedings

Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that we buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue us and our customers for allegedly infringing his soon to be issued patent and for misappropriating his alleged trade secrets. We believe Mr. Coyle’s claims are baseless and without merit. On December 11, 2001, we filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that we and our customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor have we infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through our sale of Fiery, Splash or EDOX print controllers. We also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against us, our suppliers, vendors, customers and users of our products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California court dismissed our complaint for lack of jurisdiction over Mr. Coyle. We have appealed the Court’s dismissal and on August 18, 2003 the U.S. Court of Appeals for the Federal Circuit reversed the dismissal of our case and remanded it to the Northern District of California. We now plan to vigorously pursue our case against Mr. Coyle and Kolbet Labs.

On February 26, 2002, Coyle’s company, J & L Electronics, filed a complaint against us in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law, and related causes of action. We deny all of these allegations and our management believes this lawsuit is without merit and intends to defend the action vigorously. On April 22, 2002, we filed a motion to dismiss the Nevada complaint. On March 28, 2003, the Federal District Judge dismissed the complaint for lack of jurisdiction over us. J & L Electronics appealed the dismissal to the U.S. Court of Appeals for the Federal District Court. We are opposing the appeal. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our financial condition and results of operations.

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

On February 13, 2003, we entered into agreements with Printcafe to facilitate a merger between the two companies. On February 19, 2003, Creo Inc. (a Printcafe shareholder) commenced litigation in the Delaware Court of Chancery against us, Printcafe and certain of Printcafe’s principal officers and directors, challenging those agreements and seeking to restrain Printcafe and us from proceeding to enter into any further agreements with respect to a business combination. On February 21, 2003, the Delaware Court of Chancery denied the temporary restraining order sought by Creo. On February 26, 2003 we and Printcafe entered into a merger agreement providing for our acquisition of Printcafe. We completed the merger with Printcafe on October 21, 2003. This litigation is still pending and, due to the inherent uncertainties of litigation, we cannot accurately predict the eventual outcome at this time. Any unfavorable outcome of the litigation could have an adverse impact on our financial condition and results of operations.

On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., now a wholly-owned subsidiary, and certain officers of Printcafe in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. We acquired Printcafe in October 2003 and believe that the lawsuit is completely without merit and intends to defend ourselves accordingly.

In addition, we are involved from time to time in litigation relating to claims arising in the normal course of our business.

On October 21, 2003 our merger with Printcafe was approved by the Printcafe shareholders. The purchase price was approximately 33.5 million, $28.5 million paid in cash and the balance paid by issuing approximately 0.2 million shares of common stock. We intend to buy back approximately the same number of shares issued to complete the Printcafe merger during the fourth quarter of 2003, which will require approximately $5.0 to 6.0 million dollars, depending upon the stock price at the time of the buy back. In addition, we paid off $16.8 million of debt owed by Printcafe that was immediately callable upon completion of the merger. In November 2003 we acquired T/R Systems Inc. for $19.7 million.

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

Distribution and Dilutive Effect of Options

Employee and Executive Option Grants

	For the period ended and as of
	September 30,	December 31,
	2003	2002	2001

Grants during the period as % of outstanding shares	5%	6%	2%
Grants to listed officers* during the period as % of total options granted	16%	9%	33%
Grants to listed officers* during the period as % of outstanding shares	1%	1%	1%
Cumulative options held by listed officers* as % of total options outstanding	11%	10%	9%

*See Executive Options for listed officers; these are defined by the Securities and Exchange Commission for the proxy as the Chief Executive Officer and each of the four other most highly compensated executive officers. We have only three executive officers, including the Chief Executive Officer.

We have implemented a stock trading program for our Board of Directors, corporate executive officers and other insiders, under Rule 10b5-1 of the Securities and Exchange Act of 1934. When there is no material non-public information available, Rule 10b5-1 allows corporate insiders to establish plans that permit prearranged future sales of his or her securities. Under our trading plan, corporate insiders prepare a written plan to sell shares on a prearranged basis over a set period of time. An independent broker then executes the pre-planned trades, according to the plan’s instructions, without regard to any subsequent non-public information the individual might receive. Once the insider’s plan is in place, he or she cannot influence the broker’s trading activities of our stock. Additionally, our insiders that participate in the plan are only allowed to sell our stock through the plan. Currently, the following Section 16 officers and directors are participating in our Rule 10b5-1 stock trading program: Dan Maydan, Guy Gecht, Fred Rosenzweig and Joseph Cutts.

General Option Information

Summary of Option Activity

	As of September 30, 2003
		Options outstanding
	Shares Available
	for Options	Number of Shares	Weighted Average
	(in thousands)	(in thousands)	Exercise Price

January 1, 2002	4,913	9,376	$22.96
Grants	(3,172)	3,172	17.06
Exercises	—	(414)	11.44
Cancellations	1,006	(1,006)	25.99
Expirations	(484)	—	—

December 31, 2002	2,263	11,128	$21.25

Additional shares authorized	950
Grants	(2,640)	2,640	19.22
Exercises	—	(1,577)	14.32
Cancellations	493	(493)	24.16
Expirations	(174)	—	—

September 30, 2003	892	11,698	$21.79

In-the-Money and Out-of-the-Money Option Information

	As of September 30, 2003

	Exercisable		Unexercisable		Total

		Weighted Average		Weighted Average		Weighted Average
(Shares in thousands)	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

In-the-money	4,565	$17.16	4,602	$17.87	9,167	$17.51
Out-of-the-money (1)	2,471	$37.52	60	$26.95	2,531	$37.24

Total Options Outstanding	7,036	$24.31	4,662	$17.99	11,698	$21.79

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $23.33 at the end of the quarter.

Executive Options

The executive officers received stock option grants along with all other employees in the third quarter of 2003. Those grants were made at an exercise price of $19.45. Each executive received the following shares: Joseph Cutts, 87,000 shares; Guy Gecht, 175,000 shares and Fred Rosenzweig, 150,000 shares.

   Aggregated Option Exercises as of September 30, 2003 and Period End Option Values

					Value of Unexercised
	Shares		Number of		In-the-Money Options
	Acquired		Unexercised Options		at 9/30/03 (2)
	on	Value	at 9/30/03
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Guy Gecht	131,250	$1,224,100	243,375	256,875	$678,937	$1,415,438
Fred Rosenzweig	—	—	420,610	201,390	$2,001,220	$1,071,868
Joseph Cutts	56,250	$523,894	75,975	119,875	$224,750	$641,563

(1)	This amount represents the market value of the underlying securities on the exercise date minus the exercise price of such options.

(2)	This amount represents the market value of $23.70 of the underlying securities relating to “in-the-money” options at September 30, 2003 minus the exercise price of such options.

Factors That Could Adversely Affect Performance

We rely on sales to a relatively small number of OEM customers, and the loss of any of these customers could substantially decrease our revenues.

Our customers primarily consist of a relatively small number of OEMs, including Canon, Xerox and Konica-Minolta which together accounted for approximately 67% of our 2002 revenue and have accounted for approximately 71% of our 2003 revenues through the nine months ended September 30, 2003. We expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues in future periods. If we lose an important OEM customer and are unable to replace the revenue traditionally generated from such customer with sales to new or existing OEM customers, our revenues will likely decline significantly. With the exception of certain minimum purchase obligations, we typically do not have long-term volume purchase contracts with our customers, including Canon, Xerox and Konica-Minolta, and they are not obligated to purchase products from us. Accordingly, our customers could at any time reduce their purchases from us or cease purchasing our products altogether. In the past, some of our OEM customers have elected to develop products on their own, rather than purchase our products, and we expect that customers will continue to make such elections in the future. In addition, since our OEM customers incorporate our products into products they manufacture and sell, any decline in demand for copiers or laser printers, and any other negative developments affecting our major customers or the computer industry in general, is likely to harm our results of operations. For example, several of our customers have in the past experienced serious financial difficulties which led to a decline in sales of our products to these customers. If any significant customers should face such difficulties in the future, our profitability could be harmed through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to products we have manufactured for these customers’ products.

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

We rely upon our OEM customers to develop new products, applications and product enhancements utilizing our technology in a timely and cost-effective manner. Our continued success depends upon the ability of these OEM customers to meet changing end-user customer needs and respond to emerging industry standards and other technological changes. However, we cannot assure you that our OEM customers will effectively meet these technological changes. These OEM customers, who are not within our control, have incorporated into their products the technologies of other companies in addition to, or instead of our products and may continue to do so in the future. These OEM customers may introduce and support products that are not compatible with our products. We rely on these OEM customers to market our products with their products, and if these OEM customers do not effectively market our products our sales revenue may be materially and adversely affected. With the exception of certain minimum purchase obligations, these OEM customers are not obligated to purchase products from us. We cannot assure you that our OEM customers will continue to carry our products.

Our OEM customers work closely with us to develop products that are specific to each OEM customer’s copiers and printers. Many of the products we are developing require that we coordinate development, quality testing, marketing and other tasks with our OEM customers. We cannot control our OEM customers’ development efforts and coordinating with our OEM customers may cause delays in our own product development efforts that are outside of our control. In addition, our sales revenue and results of operations may be adversely affected if we cannot meet our OEM customers’ product needs for their specific copiers and printers, as well as successfully manage the additional engineering and support effort and other risks associated with such a wide range of products.

We face the risk of decreased revenue as a result of ongoing economic uncertainty.

The revenue growth and profitability of our business depends significantly on the overall demand for information technology products such as ours that enable printing of digital data. Delays or reductions in information technology spending, such as occurred during 2001-2002, could lead to a decline in demand for our products and services, and consequently harm our business, operating results, financial condition, prospects and stock price.

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

While many of our OEM customers sell our products on an exclusive basis, we do not have any formal agreements that prevent these OEM customers from offering alternative products. If an OEM customer offers products from alternative suppliers our market share could decrease, which could reduce our revenue and adversely affect our financial results.

Many OEMs in the printer and copier industry, including many of our OEM customers, internally develop and sell products that compete directly with our current products. These OEMs have resources that may enable them to develop more quickly than us, products similar to ours that are compatible with their own products. Our OEM customers have in the past marketed, and likely will continue in the future to market, their own products in addition to our products, even when their products are technologically inferior, have lower performance or cost more than our products. Given the significant financial, marketing and other resources of our larger OEM customers and other significant OEMs in the imaging industry who are not our customers, we may not be able to successfully compete against similar products developed internally by these OEMs, particularly in the black-and-white and embedded color product markets. If we cannot compete successfully against the OEMs’ internally developed products, we will lose sales and market share in those areas where the OEMs choose to compete and our business may be harmed.

If the demand for products that contain our technology that enable color printing of digital data were to decrease, our sales revenue would likely decrease.

Our products are primarily targeted at enabling the printing of digital data. Demand for networked printers and copiers containing our technology decreased in both 2001 and 2002 due to the global economic downturn. If demand for digital printing products and services containing our technology were to again decline, or if the demand for our OEM customers’ specific printers or copiers for which our products are designed were to decline, our sales revenue would likely decrease. Our products are combined with products, such as digital printers and copiers, that are large capital expenditures as well as discretionary purchase items for the end customer. In difficult economic times such as we have recently experienced, spending on information technology typically decreases. As the products in which our products are incorporated are of a more discretionary nature than many other technology products, we may be more adversely impacted by deteriorating general economic conditions than other technology firms outside of our market. The decrease in demand for our products has harmed and could, in the future, continue to harm our results of operations and we do not know whether demand for our products or our customers’ products will increase or improve from current levels.

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

We continue to explore opportunities to develop product lines different from our current servers and embedded controllers, such as the Best software, SendMe and PrintMe Networks, among others. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services or if we will generate sufficient revenues from these activities to offset the additional operating expenses we incur. In addition, even if we are able to introduce new products or services, the lack of marketplace acceptability of these new products or services may adversely impact our operating results.

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

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components. We do not maintain long-term agreements with any of our component suppliers and conduct our business with such suppliers solely on a purchase order basis. Because the purchase of certain key components involves long lead times, in the event of unanticipated volatility in demand for our products, we have been in the past and may in the future be unable to manufacture certain products in a quantity sufficient to meet end user demand. Similarly, as has occurred in the past, in the event that anticipated demand does not materialize, we may hold excess quantities of inventory that could become obsolete. In order to meet projected demand, we maintain an inventory of components for which we are dependent upon sole or limited source suppliers and components with prices that fluctuate significantly. As a result, we are subject to a risk of inventory obsolescence, which could adversely affect our operating results and financial condition. Additionally, the market prices and availability of certain components, particularly memory, and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of our products, have fluctuated significantly in the past. Such fluctuations in the future could have a material adverse effect on our operating results and financial condition including a reduction in gross margins.

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

Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the past, our fiscal fourth quarter (the quarter ending December 31) results have been adversely affected because some or all of our OEM customers decrease, or otherwise delay, fourth quarter orders. This impact has been increasingly mitigated, as our OEM customers have lowered channel inventories throughout the year pushing this effect into the first quarter when our OEM customers typically have lower sales. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM customers focus on training their sales forces and have reduced sales to their customers. The primary reasons for these seasonal patterns are:

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

On February 26, 2003, we entered into an agreement to acquire Printcafe. On October 21, 2003 the Printcafe shareholders approved the merger. There can be no assurance that the Printcafe acquisition will prove to be successful. The cost to acquire Printcafe was approximately $33.5 million in cash and approximately 0.2 million in shares of our common stock.

On September 2, 2003, we entered into an agreement to acquire T/R Systems, Inc, which closed on November 3, 2003. There can be no assurance that the T/R Systems acquisition will prove to be successful. The cost to acquire T/R Systems was approximately $20.7 million.

We face risks from our international operations and from currency fluctuations.

Approximately 51% and 47% of our revenue from the sale of products for the nine-month periods ended September 30, 2003 and 2002, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales outside North America will continue to represent a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters, and political or economic conditions in a specific country or region.

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

Third parties have claimed in the past and may claim in the future that our products infringe, or may infringe, their proprietary rights. Such claims have in the past resulted in lengthy and expensive litigation and could do so in the future. Such claims and any related litigation, whether or not we are successful in the litigation, could result in substantial costs and diversion of our resources, which could harm our financial condition and operating results. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we cannot assure you that any such licenses could be obtained on acceptable terms, if at all.

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

The location and concentration of our facilities subjects us to the risk of earthquakes, floods or other natural disasters and public health risks.

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

We have employees, suppliers and customers located worldwide. We face the risk that our employees, suppliers, or customers, either through travel or contact with other individuals, could become exposed to contagious diseases such as severe acute respiratory syndrome, or SARS. In addition, governments in those regions have from time-to-time imposed quarantines and taken other actions in response to contagious diseases that could affect our operations. If a significant number of employees, suppliers, or customers were unable to fulfill their obligations, due to contagious diseases, actions taken in response to contagious diseases, or other reasons, our business, financial condition, and operating results could be harmed.

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

The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended September 30, 2003, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $25.15 to a low of $13.50. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

In June 2003, we issued $240.0 million in 1.5% convertible senior debentures due in 2023. During the period the debentures are outstanding, we will have debt service obligations on the debentures of approximately $3.6 million per year in interest payments, payable semi-annually. In addition, beginning June 1, 2008, we could be required to pay contingent interest of 0.35% if during any six-month period from June 1 to November 30 and December 1 to May 31, the average market price of the debentures for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the debentures.

Our debt service obligations related to the debentures include the following redemption and repurchase terms that could also affect our cash position:

•	On or after June 1, 2008, we may redeem the debentures for cash at any time as a whole, or from time to time in part, at a price equal to 100% of the principal amount of the debenture to be redeemed plus any accrued and unpaid interest, including contingent interest, if any;

•	On June 1, 2008 a holder may require us to repurchase all or a portion of that holder’s debentures at a repurchase price equal to 100% of the principal amount of those debentures plus accrued and unpaid interest, including contingent interest, if any, to, but not including, the date of repurchase in cash; and

•	A holder may require us to repurchase all or a portion of that holder’s debentures if a fundamental change, as defined in the indenture, occurs prior to June 1, 2008 at 100% of their principal amount, plus any accrued and unpaid interest, including contingent interest, if any to, but not including, the repurchase date. We may choose to pay the repurchase price in cash.

If we issue other debt securities in the future, our debt service obligations will increase. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business. We may add lines of credit and obtain other long-term debt and mortgage financing to finance capital expenditures in the future.

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

We have issued debt convertible into common stock. If either we or the debt holders convert the debentures into common stock or are required to calculate earnings per share on an “as converted basis,” our earnings per share could decrease.

In June 2003, we issued $240.0 million in senior convertible debentures due in 2023. The debentures are convertible into our shares of common stock at an initial conversion rate of 37.8508 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $26.42 per share) under certain conditions and subject to certain adjustments. Holders may convert their debentures into shares of our common stock prior to 2023 under the following circumstances:

•	during any fiscal quarter (beginning with the quarter ending September 30, 2003) if the sale price of our common stock for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day;

•	during any five consecutive trading day period immediately following any five consecutive trading day period (the “Debenture Measurement Period”) in which the average trading price for the debentures during that Debenture Measurement Period was less than 97% of the average conversion value for the debentures during such period; however, the debentures may not be converted after June 1, 2018 if on any trading day during such Debenture Measurement Period the closing sale price of shares of our common stock was between the then current conversion price on the debentures and 120% of the then conversion price of the debentures;

•	upon the occurrence of specified corporate transactions, as defined in the indenture; or

•	if we have called the debentures for redemption.

On June 1, 2013 and 2018, a holder may require us to repurchase all or a portion of that holder’s debentures at a repurchase price equal to 100% of the principal amount of those debentures plus accrued and unpaid interest, including contingent interest, if any. We may choose to pay the repurchase price on those dates in cash, in shares of our common stock or a combination of cash and shares of our common stock.

A holder may require us to repurchase all or a portion of that holder’s debentures if a fundamental change, as defined in the indenture, occurs prior to June 1, 2008 at 100% of their principal amount, plus any accrued and unpaid interest, including contingent interest, if any. We may choose to pay the repurchase price in cash, shares of our common stock, or if we have been acquired by another company and we are not the surviving corporation, shares of common stock, ordinary shares or American Depositary Shares of the surviving corporation, or a combination of cash and stock.

The debentures are convertible into a maximum of 9,084,192 shares of common stock. The issuance of additional shares of common stock would be dilutive to our earnings per share.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties to such contracts are major financial institutions. We had no forward foreign exchange contracts outstanding as of September 30, 2003.

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

The following table presents the hypothetical change in fair values in the financial instruments we held at September 30, 2003 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.

This table estimates the fair value of the portfolio at a twelve month time horizon:

	Valuation of securities given		Valuation of securities
	an interest rate decrease of	No change in	given an interest rate
(in thousands)	100 basis points	interest rates	increase of 100 basis points

Total Fair
Market Value	$540,666	$538,644	$536,346

The fair value of our long-term debt, including current maturities, was estimated to be $240.2 million as of September 30, 2003, and equaled the carrying value.

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the quarter ended September 30, 2003, our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(c) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

     ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits*

No.	Description

10.1	Employment Agreement dated August 1, 2003 by and between Guy Gecht and the Company.

10.2	Employment Agreement dated August 1, 2003 by and between Fred Rosenzweig and the Company.

10.3	Employment Agreement dated August 1, 2003 by and between Joseph Cutts and the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

*	Exhibits to the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 are incorporated herein by reference.

(b)  Reports on Form 8-K

A report on Form 8-K filed July 22, 2003, reporting under Item 9 and Item 12 the announcement that on July 22, 2003, Electronics for Imaging, Inc. issued a press release regarding its financial results for its second quarter of fiscal year 2003 ended June 30, 2003.

On July 24, 2003, a Form 8-K was filed reporting under Item 9 and Item 12 the announcement that on July 23, 2003, Electronics for Imaging, Inc. issued a press release correcting the table allocating revenue by product classification for the Three Months Ended June 30, 2003 and Six Months Ended June 30, 2003 for Digital Black-and-White Solutions and Other Sources in a press release issued July 22, 2003, regarding its financial results for its second quarter of fiscal year 2003 ended June 30, 2003.      .

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: November 14, 2003	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Cutts
Joseph Cutts
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX*

No.	Description

10.1	Employment Agreement dated August 1, 2003 by and between Guy Gecht and the Company.

10.2	Employment Agreement dated August 1, 2003 by and between Fred Rosenzweig and the Company.

10.3	Employment Agreement dated August 1, 2003 by and between Joseph Cutts and the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

*	Exhibits to the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 are incorporated herein by reference.