Form 10-Q/A
period 2003-09-30
ELECTRONICS FOR IMAGING INC
filed 2003-11-21
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares of Common Stock outstanding as of November 4, 2003 was 53,973,462.

An Exhibit Index can be found on Page 3.

PART II OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 2.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ELECTRONICS FOR IMAGING, INC.

INDEX

Page No.
PART II – Other Information
Item 6. Exhibits and Reports on Form 8-K	3
Signatures	3

2

PART II	OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits*

2.1	Agreement and Plan of Merger, dated as of September 2, 2003, by and among the Company, T/R Systems, Inc. and Tribeca Acquisition Corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

*	Exhibits to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 are incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: November 20, 2003	/s/ Guy Gecht

Guy Gecht Chief Executive Officer (Principal Executive Officer)

/s/ Joseph Cutts

Joseph Cutts Chief Financial Officer (Principal Financial and Accounting Officer)

3

EXHIBIT INDEX*

No.	Description

2.1	Agreement and Plan of Merger, dated as of September 2, 2003, by and among the Company, T/R Systems, Inc. and Tribeca Acquisition Corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

*	Exhibits to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 are incorporated herein by reference.