Form 10-Q/A
period 2003-09-30
ELECTRONICS FOR IMAGING INC
filed 2004-01-16
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Amendment Number 2
to
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

An Exhibit Index can be found on Page 16.

PART I FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX*
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.1
EXHIBIT 99.2

ELECTRONICS FOR IMAGING, INC.

INDEX

Page No.
PART I – Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets
September 30, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6
PART II – Other Information
Item 6. Exhibits and Reports on Form 8-K	15
Signatures	15

Preliminary Note

This amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 is being filed to include the Printcafe Software unaudited condensed consolidated financial statements for the quarter ended September 30, 2003. In addition, this amendment includes updated unaudited pro forma condensed consolidated financial statements for EFI as of September 30, 2003. These items are included as Exhibits 99.1 and 99.2, respectively. No revisions other than those previously listed have been made to the Registrant’s financial statements or any other disclosure contained in such report.

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

Electronics for Imaging, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
(In thousands, except per share amounts)
Revenue	$97,330	$92,652	$271,734	$259,476
Cost of revenue	37,652	43,444	109,139	126,871

Gross profit	59,678	49,208	162,595	132,605
Operating expenses:
Research and development	23,725	22,998	69,807	68,422
Sales and marketing	14,746	12,833	44,659	37,583
General and administrative	5,518	5,424	15,510	16,358
Amortization of identified intangibles and other acquisition-related expense	1,330	1,144	5,208	3,246

Total operating expenses	45,319	42,399	135,184	125,609

Income from operations	14,359	6,809	27,411	6,996

Interest and other income, net	1,854	2,760	7,094	8,984
Litigation settlement income (charges)	1,568	(4,409)	1,568	(4,409)

Income before income taxes	17,781	5,160	36,073	11,571
Provision for income taxes	(4,801)	(1,548)	(9,740)	(3,471)

Net income	$12,980	$3,612	$26,333	$8,100

Net income per basic common share	$0.25	$0.07	$0.49	$0.15

Shares used in per-share calculation	52,467	54,308	53,734	54,173
Net income per diluted common share	$0.24	$0.07	$0.48	$0.15

Shares used in per-share calculation	53,594	54,659	54,569	54,794

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2003	2002
(In thousands)
Cash flows from operating activities:
Net income	$26,333	$8,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,911	11,270
In-process research and development expense	1,220	—
Bad debt reserve	(170)	(124)
Deferred income taxes	(3,157)	376
Changes in operating assets and liabilities:
Accounts receivable	681	(4,650)
Inventories	37	4,271
Receivable from subcontract manufacturers	(3,134)	(1,140)
Other current assets	(6,274)	1,431
Accounts payable and accrued liabilities	656	(837)
Income taxes payable	3,195	3,991

Net cash provided by operating activities	31,298	22,688

Cash flows from investing activities:
Purchases and sales/maturities of short-term investments, net	(136,654)	(25,051)
Net purchases of restricted cash and investments	(167)	(2,945)
Reclassification of cash & short-term investments to restricted cash & short-term investments	(69,320)	—
Investment in property and equipment, net	(3,889)	(7,874)
Acquisition of subsidiary	(8,936)	(1,870)
Change in other assets	189	433

Net cash used for investing activities	(218,777)	(37,307)

Cash flows from financing activities:
Repayment of long-term obligation	(29)	(24)
Issuance of long-term debt, net	233,500	—
Issuance of common stock	31,071	7,037
Repurchase of common stock	(58,191)	—

Net cash provided by financing activities	206,351	7,013

Effect of exchange rate changes on cash and cash equivalents	35	—

Increase (decrease) in cash and cash equivalents	18,907	(7,606)
Cash and cash equivalents at beginning of year	153,905	190,816

Cash and cash equivalents at end of period	$172,812	$183,210

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

		Three months ended		Nine months ended
		September 30,		September 30,

		2003	2002	2003	2002
(in thousands, except per share amounts)
Net income	As reported	$12,980	$3,612	$26,333	$8,100
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		(3,431)	(6,661)	(10,941)	(20,555)

Net income (loss)	Pro forma	$9,549	$(3,049)	$15,392	$(12,455)

Earnings (loss) per basic common share	As reported	$0.25	$0.07	$0.49	$0.15

	Pro forma	$0.18	$(0.06)	$0.29	$(0.23)

Earnings (loss) per diluted common share	As reported	$0.24	$0.07	$0.48	$0.15

	Pro forma	$0.18	$(0.06)	$0.28	$(0.23)

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

3. Accounting for Derivative Instruments and Hedging

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133 requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. The Company had no such derivative or hedging instruments outstanding as of September 30, 2003.

4. Comprehensive Income

The Company’s comprehensive income, which encompasses net income, market valuation adjustments and currency translation adjustments, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
(In thousands, unaudited)
Net income	$12,980	$3,612	$26,333	$8,100
Market valuation of investments, net of tax	(512)	304	(1,517)	617
Currency translation adjustment	(228)	(4)	764	16

Comprehensive Income	$12,240	$3,912	$25,580	$8,733

5. Earnings Per Share

The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
(in thousands, except per share amounts, unaudited)
Net income available to common shareholders	$12,980	$3,612	$26,333	$8,100

Shares
Basic shares	52,467	54,308	53,734	54,173
Effect of dilutive securities	1,127	351	835	621

Diluted Shares	53,594	54,659	54,569	54,794

Earnings per common share
Basic EPS	$0.25	$0.07	$0.49	$0.15

Diluted EPS	$0.24	$0.07	$0.48	$0.15

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

Best GmbH

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

Printcafe Software, Inc.

On October 21, 2003, the shareholders of Printcafe Software Inc. approved the merger between Printcafe and the Company. The purchase price was approximately $33.5 million, paid in cash and common stock of the Company. Approximately 12.8 million shares of Printcafe common stock were issued and outstanding on that date. Approximately 8.8 million shares of Printcafe common stock were redeemed for $2.60 per share, and approximately 1.9 million shares were exchanged for approximately 0.2 million shares of the Company common stock. The remaining 2.1 million shares of stock, acquired by the Company for $5.5 million earlier in 2003, were cancelled. See Note 10, Commitments and Contingencies, for a discussion of the lawsuits filed by Creo, Inc. related to the merger.

T/R Systems, Inc.

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

	September 30,	December 31,
(in thousands)	2003	2002
1.50% convertible debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$—
Bonds due to City of Foster City, variable interest rate, interest and principal payments due semi-annually	249	278

	$240,249	$278

Maturities of long-term debt are approximately $58 thousand per year for the next five years.

10.	Commitments and Contingencies

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

In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits*

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

99.1	Printcafe Software, Inc. Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2003.

99.2	Unaudited Pro Forma Condensed Combined Financial Statements of Electronics for Imaging as of September 30, 2003.

*	Exhibits to the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 are incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: January 15, 2004	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Cutts
Joseph Cutts
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX*

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

99.1	Printcafe Software, Inc. Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2003.

99.2	Unaudited Pro Forma Condensed Combined Financial Statements of Electronics for Imaging as of September 30, 2003.

*	Exhibits to the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 are incorporated herein by reference.