Form 10-K
period 2003-12-31
ELECTRONICS FOR IMAGING INC
filed 2004-03-15
CIK 867374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(Registrant’s telephone number, including area code)

(650) 357-3500

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act

Common Stock, $.01 Par Value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold on June 30, 2003.

Common Stock, $.01 par value: $784,340,285**

      The number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2004.

Common Stock, $.01 par value: 54,204,759

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 3, 2004 are incorporated by reference into Part III hereof.

**	Based upon the last trade price of the Common Stock reported on the Nasdaq National Market on June 30, 2003. Excludes approximately 15,567,850 shares of common stock held by Directors, Officers and holders known to the Registrant to hold 5% or more of the Registrant’s outstanding Common Stock on December 31, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I

      This Annual Report on Form 10-K includes certain registered trademarks and tradenames of Electronics for Imaging, Inc., its subsidiaries (collectively, “EFI” or “the Company”) and others. Auto-Count, ColorCal, ColorWise, Command WorkStation, EDOX, EFI, Fiery, the Fiery logo, MicroPress, Printcafe, PrinterSite, Prograph, Proteus, Spot-On, Bestcolor, AutoCal, Digital StoreFront, DocStream, Fiery Link, FreeForm, Hagen OA, Intelligent Device Management, Logic, OneFlow, PrintFlow, PrintMe, PrintSmith Site, PrintSmith, PSI Flexo, PSI, SendMe, Splash, VisualCal, the EFI logo, Essential to Print, Best, the Best logo, Colorproof, PhotoXposure, Remoteproof, and Screenproof are trademarks of the Company. All other terms and product names may be registered trademarks or trademarks of their respective owners, and are hereby acknowledged.

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

Item 1:     Business.

Filings

      We file annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including EFI, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

      We also make available free of charge through our Internet website (http://www.efi.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

General

      EFI was founded by Efraim Arazi and incorporated in Delaware in 1989. Our corporate offices are located at 303 Velocity Way, Foster City, California 94404.

      We are a global provider of digital imaging and print management solutions for professional and enterprise printing. Our technologies offer document management tools from creation to print, including production workflow, print management information software solutions, proofing software and enterprise and mobile printing solutions. Our main products include stand-alone servers, which are connected to digital copiers and other peripheral devices and controllers, which are embedded in digital copiers and desktop color laser printers. Our products support a broad range of printers, copiers, multifunction devices and mobile communication devices. The growth of color printing, driven both by Internet usage and the adoption of color within the corporate market, provides us with a tremendous opportunity to leverage our core color server technology.

      We sell our products primarily to original equipment manufacturers, or OEMs, such as Canon, Xerox, KonicaMinolta and others, in North America, Europe and Japan. OEMs sell equipment under their brand name to the end-user. In some instances, their equipment carries both their own brand name, and our brand name.

      In January 2004, we changed our brand name to EFI to better encompass the broad range of end to end solutions we now offer as a result of several acquisitions in 2003 as well as new products developed in-house. We are re-branding most of our products under the EFI umbrella and product descriptions in the following sections generally reflect this new nomenclature. Our flagship Fiery brand will continue to be the name used for our server and controller products. However, other products either developed internally such as Velocity OneFlow or obtained through acquisitions such as Printcafe Hagen OA will now be called EFI OneFlow and EFI Hagen OA, respectively. Most other products will follow this new nomenclature.

The EFI Solution

      Our Fiery, Splash, EDOX, DocStream and MicroPress brands of print controllers transform digital copiers and printers into networked printing devices. Once networked, EFI-powered printers and copiers can be shared across workgroups, departments, the enterprise and the Internet to quickly and economically produce high-quality color and black-and-white documents. We develop products with a wide range of price and performance levels. We believe that consumers generally prefer color as evidenced by the migration of photographs, motion pictures, television and newspapers from black-and-white to color. In the personal computer field, we believe this preference is shown by the migration of personal digital assistants (“PDAs”) to color and the almost exclusive use of color monitors with color-oriented graphical user interfaces, application software and Internet content. In each of these cases, once the enabling technology developed sufficiently, consumer adoption of color quickly followed. We believe that consumers prefer color in documents created through desktop publishing. Until recently, however, the technology was not available to do this in a high quality, quick and cost-effective manner due to the complexity of accurate color reproduction. EFI’s color servers permit users of digital color copiers to transmit and convert digital data from a computer to a color copier so that the color copier can print high-quality color documents easily, quickly and cost-effectively. As a result, EFI’s color servers transform digital color copiers into fast, high-quality, networked color printers. The black-and-white copier market has migrated toward the development and use of digital black-and-white copiers. Thus, in addition to EFI color servers for digital color copiers, we have leveraged our technology to develop and manufacture other products that support both color and black-and-white printing. These products include: (i) Fiery servers for digital black-and-white copiers; (ii) Fiery color servers for wide-format inkjet printers; and (iii) embedded Fiery controllers for digital black-and-white copiers and desktop color laser printers. We have also focused our efforts on both expanding the market for digital printing by developing end-to-end solutions as well as expanding into complementary markets. See “Products and Technology.”

Growth and Expansion Strategies

      Our overall objective is to continue to introduce new generations of controller products as well as expand our offerings in software applications and other new product lines related to digital printing, workflow and print management. With respect to our current products, our primary goal is to provide a range of processing and printing solutions that address broad sections of the color printing market and to continue to leverage our technology to enable digital black-and-white printing on additional peripheral devices including digital black-

and-white copiers and multi-function devices. Our strategy to accomplish these goals consists of four key elements.

     Proliferate and Expand Product Lines

      We intend to continue to develop new products that are “scalable”, meaning products that continue to meet the changing needs of the user as their business grows. Our products offer a broad range of features and performance when connected to, or integrated with, digital color and black-and-white copiers, as well as desktop color laser printers. Historically, we sold products that supported digital color copiers. We have since expanded our line of color servers to drive a wide range of output devices and developed products that support black-and-white printing systems and copiers. Each year we attempt to introduce new generations of our products. In 2003, we introduced the Fiery S300 and Fiery S500 servers designed to drive mid-range and high volume print engines as well as the Fiery Q4500 designed for color production class engines and digital presses. We acquired T/ R Systems, Inc. in late 2003 and added their MicroPress server to our server product line. We intend to continue developing new products by utilizing the advantages of these new platforms.

      We also intend to continue to develop new software applications that advance the performance and usability of our servers and embedded controllers and provide cohesive, end-to-end solutions for our customers. In 2003 we expanded our workflow software products with a new version of EFI Balance, which provides centralized management of up to 16 print devices and the introduction of EFI OneFlow, an automated prepress software that increases turnaround time and reduces cost for print shops. In 2003 we also began testing our new field support product called Intelligent Device Management, or IDM, which allows customers to remotely track printer/copier usage. In 2003, we also introduced EFI SendMe, our new scan-to solution that transforms paper documents into electronic files for instantaneous delivery or simplified storage.

      Our acquisition of Best GmbH in early 2003 added a range of proofing and remote proofing solutions to our portfolio of products. Late in the year we introduced new releases of EFI proofing products with Best technology, including EFI Colorproof, Screenproof and Designer Edition color management solutions for the PC and Macintosh markets.

      Our acquisition of Printcafe Software, Inc. (“Printcafe”) in late 2003 added management information software solutions for all sizes of print environments to our portfolio of products furthering our efforts to provide our customers with end-to-end solutions that maximize efficiency. Finally, in late 2003, our acquisition of T/ R Systems, Inc. (“T/ R Systems’) added servers aimed at clustering multiple output devices to achieve higher speed throughput and web submission tools aimed at easing the job management between a customer and their print provider. See “Products and Technology — EFI Technology.” We expect to continue developing new software applications as well as acquiring new software applications through business combinations.

     Develop and Expand Relationships with Key Industry Participants

      We have established relationships with leading printer and copier industry companies, including Canon, Epson, Fuji-Xerox, KonicaMinolta, Océ, Ricoh, Toshiba and Xerox, who we collectively refer to as our OEM partners. Sales to each of the listed OEM partners accounted for at least 2% of our revenues in 2003 and collectively sales to such OEM customers accounted for over 85% of our revenues in 2003. Additionally, we have established relationships with many leading distribution companies in the office, graphic arts and commercial print industries such as IKON, Danka Business Systems, Kodak Polychrome Graphics, Enovation, Pitman and others who distribute our products. We seek to establish new relationships and expand our existing relationships with our OEM and distribution partners and other customers in pursuit of the goal of offering Fiery, EDOX, DocStream, MicroPress and Splash controller and server products as well as our software technology for optimizing the management and creation of documents in a variety of print environments. Our relationships with our OEM partners are based upon business relationships we have established over time. However, our agreements with such OEM partners generally do not require them to make any future purchases from us and our OEM partners are generally free to purchase products from our competitors and cease purchasing our products at any time, for any reason or no reason.

     Establish Enterprise Coherence and Leverage Industry Standardization

      In our development of new products and platforms, we seek to establish coherence across our entire product line by designing products that provide a consistent “look and feel” to the end-user. For example, we believe cross product coherence can create higher productivity levels as a result of shortened learning curves. Additionally, we believe the end-to-end coherence that end-users can achieve using EFI products for all of their digital printing and imaging needs leads to a lower total cost of ownership by providing one source for sales, support and training. We believe that our effort to achieve coherence engenders goodwill among our OEM customers and other customers and end-users of our products and assists in the development of new strategic relationships and markets for us. We also advocate open architecture utilizing industry-established standards to provide inter-operability across a range of digital printing devices and software applications, ultimately providing end-users more choice and flexibility in their selection of products.

Leverage Technology and Industry Expertise to Expand the Scope of Products, Channels and Markets

      We have assembled, organically and through acquisitions, an experienced team of technical and sales and marketing personnel with backgrounds in color reproduction, digital pre-press, image processing, management information systems, networking and software and hardware engineering as well as market knowledge of enterprise printing, graphic arts and commercial printing. By applying our expertise in these areas, we expect to continue to expand the scope and sophistication of our products and gain access to new markets and channels of distribution.

Products and Technology

      Our technology allows copiers, printers and digital presses to be shared across work groups, the enterprise and the Internet. We develop products with a wide range of price and performance levels designed to make high-quality, short-run color and black-and-white digital printing easier and more accessible to the broader market. We produce a product for almost every major digital printing technology available today, including:

•	desktop color laser printers,

•	high-end desktop ink jet printers,

•	wide-format printers,

•	mid-range color copiers,

•	mid-range digital black-and-white copiers,

•	production color copiers and

•	high-speed color and black-and-white digital presses.

      Additionally, we provide technology for nearly every step of the print production process spanning creation, submission, estimation, prepress, proofing, scheduling, load management, output management, fulfillment and accounting. Given the breadth of our product offerings, we believe our products are attractive to a variety of end users, including multimedia authors, advertising agencies, print-for-pay businesses, graphic designers, pre-press providers, commercial printers and small to large businesses.

     Server and Controller Solutions

      We historically have had three main product categories supporting color and black-and-white printing: (i) stand-alone color servers which are connected to color digital copiers and other peripheral devices; (ii) embedded and design-licensed color solutions which are used in digital color copiers and desktop laser printers; and (iii) digital black-and-white solutions, which include both stand-alone servers and embedded and design-licensed solutions, for digital black-and-white copiers and laser printers.

      Our print servers and controllers provide solutions for a broad range of the printing market — from entry level desktop printers to production level digital copiers. Our main server and controller solutions are the Fiery

X3e, Fiery X4, Fiery X5, Fiery S300, Fiery S500, Fiery Q4000, Fiery Q4500, EDOX 2000, EDOX 4, DocStream 4, Splash G640, and MircroPress. At the end of 2003, we realigned our three product categories supporting color and black-and-white printing into two product categories — print servers and embedded controllers, eliminating black and white products as a separate category. In addition, we established a new category of Professional Printing Applications comprised of workflow software for nearly every step of the print production process.

     Print Servers

      Print servers permit users of digital copiers to transmit and convert digital data from a computer to a color or black-and-white copier so that the copier can print documents easily, quickly and cost-effectively. As a result, our servers transform digital copiers into fast, high-quality networked printers. In addition to servers for digital color and black-and-white copiers, we have leveraged our technology to develop and manufacture other products that support digital printing.

      Since the introduction of the first Fiery color server in 1991, we have expanded our color server product line. During 2003, we focused our development efforts in this area on improvements to our color server products’ performance, features and ease of use and introduced the Fiery S300, the Fiery S500 and the Fiery Q4500 servers. Each of these new platforms features a major re-architecture — enabling improvements in printing speed — and is designed to run new EFI software featuring specialized tools for graphic arts professionals. The Fiery S300 is designed for production of continuous tone color pages on a variety of mid-range color copiers while the Fiery S500 is designed for printing complex variable data and imposed pages at top engine-rated speeds. The Fiery Q4500 delivers improved performance using dual Xeon Pentium 4 CPUs running at 2.8 Ghz and support for gigabit Ethernet networking. The latest platforms feature the new Fiery 5.5 software offering enhanced job processing and color management features for the graphics arts professionals. We have also utilized our color technology to provide stand-alone servers for digital black-and-white copiers and laser printers. Our black-and-white servers permit users of digital copiers to transmit and convert digital data from a computer to a black-and-white copier or printer to print documents easily, quickly and cost-effectively in professional environments. In 2003, we shipped stand-alone color servers for use with color copiers, color inkjet printers and wide-format color printers distributed by companies such as Canon, Fuji-Xerox, KonicaMinolta, Océ, Ricoh, Toshiba, Ikon Office Solutions, Sharp and Xerox. In 2003, we also shipped servers for use with digital black-and-white copiers distributed by Canon, Fuji-Xerox, KonicaMinolta, Ricoh and Xerox.

     Embedded Controller Solutions

      Unlike our Fiery, EDOX, MicroPress and Splash servers, which are sold as stand-alone products that are connected to copiers and printers, controllers are embedded inside copiers and desktop printers manufactured by our OEM customers. Our OEM partners can manufacture their own controller using our design and proprietary asics under our design-licensed model, or purchase the fully manufactured controllers on a turnkey basis from us. Color controllers allow users to print documents directly from their computers to the digital color copier, desktop color laser printers and color multi-function devices. We have also leveraged our color technology to provide embedded controllers and design-licensed solutions for digital black-and-white copiers and laser printers. Our black-and-white controllers permit users of digital copiers to transmit and convert digital data from a computer to a black-and-white copier or printer to print documents easily, quickly and cost-effectively in enterprise and professional environments. The Fiery X3e, an embedded controller, allows users to efficiently print large quantities of black-and-white documents in corporate environments. We have increased the penetration of the EFI technology by licensing the EFI embedded solutions to our OEM partners for their manufacture and use in their own products.

     Proprietary Software and Hardware Features on our Print Servers and Embedded Controllers

      All of our server and controller products incorporate our proprietary software and hardware features. Examples of such features include:

•	Fiery DocBuilder ProTM, which enables electronic collation, reverse order printing, job merging and editing;

•	EFI RIP-While-Print which allows one page to be printed while subsequent pages are simultaneously processed;

•	Continuous Print which allows processed pages to be stored in memory before printing, eliminating the need for the copier or printer to cycle down between unique pages;

•	Fiery NetWise 3.0, our third generation networking architecture which provides enhanced programmability that helps users build customized printing solutions and provides extensive Internet-based functionality;

•	Fiery ColorWise 3.0, our third generation color management system which provides greater image quality and calibration,

•	Workflow management architecture which allows for the management and manipulation of digital print jobs, including EFI CommandWorkstation 4.0, Fiery WebTools, EFI Balance and EFI OneFlow — a complete, PDF-based, pre-print workflow system for small and mid-size print shops,

•	Variable Data Printing solutions including, FreeForm and FreeForm 2,

•	Fiery Driver, a unified printing interface that simplifies the printing process;

•	Fiery Link, providing users with information on print job status and connected Fierys allowing users to monitor the status of any print job, its position in the queue, general information on the Fiery and paper and toner levels from any workstation; and

•	ECT compression, an improved and more advanced compression scheme than our previous STARR compression technologies, offering definite compression ratios and virtually lossless image quality.

      Compression software reduces the amount of memory required in our products to store documents during processing and enables faster printing of documents. In addition to such software innovations, we custom design our products to increase productivity. For example, our custom-designed RIPChips, application specific integrated circuits, or ASICs, decrease overall print times by off-loading data movement from the microprocessor. We expect to continue to refine these printing technologies and to develop new printing technologies.

     Professional Printing Applications

      In an effort to provide our customers with end-to-end print solutions, we have developed technology that enhances printing workflow and makes printing production more powerful, productive and easier to manage from one centralized user interface. Examples of such technologies include:

•	EFI Workflow This software includes modules for intelligent job routing, document layout, scanning and cost management. EFI OneFlow software offers graphics arts professionals advanced digital press capabilities in an easy-to-use, cost effective software solution for most major computer-to-plate, computer-to-film, direct imaging, or digital printing environments. In 2003, we announced the availability of EFI Balance which provides centralized management of up to 16 print devices and began offering MicroPress for automated job distribution, a product addition from our acquisition of T/ R Systems in November of 2003.

•	EFI Proofing Solutions with Best Technology This software allows professional printers to accurately and affordably proof color documents before sending them to an offset printing press. In 2003, we announced the Best Premium Family, a comprehensive suite of digital proofing workflow solutions. It combines a range of Best’s most powerful proofing software and color management solutions in four different combinations to meet the precise graphic arts requirements of each customer. Offerings include: Colorproof, a powerful proofing solution for high-quality output on inkjet and laser printers, Screenproof for color and screen accurate digital proofing on large-format inkjet printers and Remoteproof which allows users to compare and measure color values of proofs created at single or multiple locations.

•	EFI Print Management Information Software Solutions Our enterprise resource planning and collaborative supply chain software solutions enable printers and print buyers to improve productivity and lower costs. These solutions resulted from our acquisition of Printcafe in late 2003. Products include EFI Hagen OA, Logic, PrintSmith, Printflow and other solutions that improve management information systems for graphic arts and commercial printers of all sizes. These solutions also allow printers to optimize the process of cost estimation and job quotes helping to protect their margins while providing competitive bids on print jobs.

•	EFI Web Submission and Job Tracking Tools: EFI offers a number of web submission solutions that allow a print buyer to submit a print job along with all the relevant instructions necessary for the printer to properly fulfill the order. These instructions are submitted in the form of an electronic job ticket which travels with the job into the other integrated print shop processes. The customer can track the job status through automated updates and approval requests built into the workflow. Products of this type may be internal enterprise purchasing tools such as Enterprise Site which we acquired in the Printcafe transaction or printer based store front software solutions such as PrinterSite, PrintChannel and PrintSmith Site, also from Printcafe or Digital StoreFront which we received in the T/ R Systems acquisition.

     Enterprise Solutions

      We also offer a variety of solutions for enterprises beyond Fiery print controllers including:

•	EFI SendMe. Our new scan-to solution offers access to a streamlined digital workflow by quickly and easily transforming paper documents into electronic files for instantaneous delivery or simplified storage.

•	Intelligent Device Management. Our new IDM solution allows our customers to remotely monitor, manage and service geographically dispersed networked and non-networked printer/copier devices.

Significant Relationships

      We have established and continue to build and expand relationships with our OEM customers and other leading copier and printer companies, in order to benefit from their respective products, distribution channels and marketing resources. These OEMs include domestic and international manufacturers, distributors and sellers of digital copiers (both color and black-and-white), wide-format printers and desktop color printers. We work closely with our OEM customers with the aim of developing solutions that incorporate leading technology and that work optimally in conjunction with such companies’ products. The top 11 revenue-generating OEMs, in alphabetical order, that we sold products to in 2003 include, Canon, Epson, Fuji-Xerox, Hewlett-Packard, Ikon Office Solutions, KonicaMinolta, Océ, Ricoh, Sharp, Toshiba and Xerox. Together, sales to Canon, Xerox and KonicaMinolta accounted for approximately 72% of our 2003 revenue, with sales to each of these three customers accounting for more than 10% of our revenue. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We rely on sales to a relatively small number of OEM partners, and to the loss of any of these customers could substantially decrease our revenues.”

      We customarily enter into development and distribution agreements with our OEM customers. These agreements can be terminated under a range of circumstances and often upon relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that our OEM customers will continue to purchase products from us in the future, despite such agreements. Furthermore, our agreements with our OEM customers generally do not commit such customers to make future purchases from us and they could decline to purchase products from us in the future and could purchase products from our competitors. We recognize the importance of, and work hard to maintain, our relationships with our customers. However, our relationships with our customers are affected by a number of factors including, among others: competition from other suppliers, competition from internal development efforts by the customers themselves (including the OEMs) and changes in general economic, competitive or market conditions (such as changes in demand for our or the OEM’s products, or fluctuations in currency exchange rates). There can be no assurance that we will continue to maintain or build the relationships we have developed to date. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We face competition from other suppliers as well as our own OEM customers and if we are not able to compete successfully then our business may be harmed.”

      In addition to development and sales relationships with our OEM customers, in order to increase the distribution and presence of our controller solutions connected to both color and black-and-white copiers and wide-format printing devices, we have developed strategic alliances with well-known print-for-pay companies, including Allegra Print and Imaging, AlphaGraphics, American Speedy, Kinko’s, MultiCopy, Inc., OfficeMax, PIP, Sir Speedy, Speedy Printer and Zippy Print and Quik Print. Strategic alliances allow us to enter into agreements to achieve a common goal with companies that have complementary strengths.

      We also have a continuing relationship pursuant to a license agreement with Adobe and license PostScript® software from Adobe for use in many of our controller solutions. This relationship is important because each of our controller solutions requires page description language software such as that provided by Adobe in order to operate. Adobe’s PostScript®software is widely used to manage the geometry, shape and typography of hard copy documents and Adobe is a leader in providing page description software. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance— We license software used in most of our products from Adobe Systems Incorporated and the loss of this license would prevent us from shipping these products.”

Distribution and Marketing

      Our primary distribution method for our controller solutions is to sell them to our OEMs. Our OEMs in turn sell these products to OEM-affiliated and independent distributors/dealers/resellers and end-users for use with the OEMs’ copiers or printers as part of an integrated printing system. For Fiery embedded controller solutions, our primary distribution method has been to sell the products to the OEMs that embed the products into their copiers and printers. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We rely on sales to a relatively small number of OEM partners and to the loss of any of these customers could substantially decrease our revenues.”

      Our primary distribution method for our EDOX, DocStream and MicroPress servers; and our EFI Proofing Solutions and EFI Workflow software products is to sell them directly to our authorized distributors/dealers/resellers who in turn sell the solutions to end users either in a stand alone form or bundled with other solutions they offer. Primary partners with whom we have established distribution agreements include Kodak Polychrome Graphics, Enovation, Heidelberg, Screen USA, Pitman, Prestek and others. There can be no assurance that we will continue to successfully distribute our products through these channels. Our Print Management Information Solutions are primarily sold directly to the end user by EFI’s own sales force. Any interruption of the distribution methods could negatively impact us in the future.

      We promote all of our products through public relations, direct mail, advertising, promotional material, trade shows and ongoing customer communication programs.

Research and Development

      Research and development costs for 2003, 2002 and 2001 were $96.7 million, $90.0 million and $98.1 million, respectively. As of December 31, 2003, 675 of our 1,382 full-time employees were involved in research and development. We believe that development of new products and enhancement of existing products are essential to our continued success and management intends to continue to devote substantial resources to research and new product development. We expect to make significant expenditures to support our research and development programs for the foreseeable future.

      We are developing products to support additional color and black-and-white printing devices including desktop printers, high-end color copiers, digital black-and-white copiers and multi-function devices. This ongoing development work includes a multiprocessor architecture for high-end systems and lower-cost designs for desktop color laser printers. We are also developing new software applications designed to maximize workflow efficiencies and to meet the needs of the graphics arts and commercial print professional, including proofing solutions and print management information systems solutions. We also expect to continue to enhance functionality of our other product lines, including our enterprise solutions. See “—Growth and Expansion Strategies — Proliferate and Expand Product Lines.” Substantial additional work and expense will be required to complete and bring to market each of the products currently being developed by us See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — If we are unable to develop new products, or execute product introductions on a timely basis, our future revenue and operating results may be harmed.”

Manufacturing

      We utilize subcontractors to manufacture our products. These subcontractors work closely with us to promote low costs and high quality in the manufacture of our products. Subcontractors purchase components needed for our products from third parties. We are completely dependent on the ability of our subcontractors to produce products sold by us and although we supervise our subcontractors, there can be no assurance that such subcontractors will continue to perform for us as well as they have in the past. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We are dependent on a limited number of subcontractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers and the loss of any of these subcontractors could adversely affect our business.”

      A significant number of the components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components. We depend largely on the following sole and limited source suppliers for our components and manufacturing services:

Supplier	Components

Intel	Central processing units, or CPUs, chip sets
Toshiba	ASICs
LSI	ASICs
Texas Instruments	Digital signal processors, or DSPs
Sanmina-SCI	Contract manufacturing

      We do not maintain long-term agreements with any of our suppliers of components and conduct our business with such suppliers solely on a purchase order basis. If any of our sole or limited source suppliers were unwilling or unable to supply us with the components for which we rely on them, we may be unable to continue manufacturing our products utilizing such components. The absence of agreements with our suppliers also subjects us to fluctuations in pricing, a factor we believe is partially offset by the fact that our suppliers benefit from selling as many components to us as possible, which is driven in part by competitive pricing. Many of our components are similar to those used in personal computers, and the demand and price fluctuations of personal computer components could affect our component costs. Because the purchase of key components involves long lead times, in the event of unanticipated volatility in demand for our products, we may be unable to manufacture certain products in a quantity sufficient to meet end user demand, or we may hold excess quantities of inventory. We maintain an inventory of components for which we are dependent upon sole or limited source suppliers and of components with prices that fluctuate significantly.

Human Resources

      As of December 31, 2003, we employed 1,382 full-time individuals. Of the 1,382 total employees, approximately 349 were in sales and marketing, 169 were in management and administration, 189 were in manufacturing and 675 were in research and development. Of the total number of employees, we had approximately 1,136 employees located in U.S. and Canadian offices and 246 employees located in international offices including employees based in The United Kingdom, The Netherlands, Germany, Japan, France, Italy, Spain, Australia, Korea, Singapore, Brazil, Mexico, Sweden, India, China and Hong Kong. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. However, there can be no assurance that collective bargaining, work stoppage or other employment related issues will not arise.

Competition

      Competition in our markets is intense and involves rapidly changing technologies and frequent new product introductions. To maintain and improve our competitive position, we must continue to develop and introduce, on a timely and cost-effective basis, new products and features that keep pace with the evolving needs of our customers. The principal competitive factors affecting the markets for our controller solutions include, among others, customer service and support, product reputation, quality, performance, price and product features such as functionality, scalability, ability to interface with OEM products and ease of use. We believe we have generally competed effectively in the past against product offerings of our competitors on the basis of such factors. However, there can be no assurance that we will continue to be able to compete effectively in the future based on these or any other competitive factors.

      We currently have two main product categories that support color and black-and-white printing: (i) stand-alone print servers which are connected to digital copiers and other peripheral devices and (ii) embedded and design-licensed solutions which are used in digital copiers and desktop laser printers. Our primary competitor for the stand-alone color servers is Creo although Creo only sells to a single OEM, Xerox, while EFI serves many industry leaders. Our OEM customers themselves, as well as Peerless and Zoran Corporation, are the principal competitors for the embedded and design-licensed color solutions. Our digital black-and-white solutions face competition from Peerless and our OEM customers. Additionally, our OEM customers and other copier and printer manufacturers offer internally developed server products or incorporate internally developed embedded solutions or server features into their copiers and printers, thereby eliminating the need for our products. Our market position vis-a-vis internally-developed controllers is small. We are, however, the largest third party controller vendor. We believe that our advantages include our continuously advancing technology, time-to-market, brand recognition, end-user loyalty, sizable installed base, number of products supported, price and market knowledge. A significant disadvantage is our lack of control of the distribution channels. We do, however, provide a variety of features as well as a unique “look and feel” to our OEMs as required to differentiate their products from those of their competitors.

      Our Professional Printing Applications category, which includes our Workflow, Proofing, Print Management Information Software and Web Submission Tools, faces competition from software application vendors that specifically target the printing industry, which are typically small, privately-owned companies and from larger vendors, such as Heidelberg and SAP, who currently offer or are seeking to develop printer-focused enterprise resource planning products. We believe that the principal competitive factors affecting our market include adoption by significant number of print buyers and printers, product quality and performance, customer service, core technology, product features, price and the value of services. There can be no assurance that we will be able to continue to advance our technology and products or to compete effectively against other companies’ product offerings and any failure to do so could have a material adverse effect upon our business, operating results and financial condition.

Intellectual Property Rights

      We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our intellectual property rights, all of which afford only limited protection. As of December 31, 2003, we had 119 issued U.S. patents, 69 pending U.S. patent applications and various foreign counterpart patents and applications. There can be no assurance that patents will issue from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. Our issued U.S. patents expire between January 8, 2007 and March 20, 2020. Our failure to obtain or maintain patent protection may make it easier for our competitors to offer equivalent or superior technology. In addition, third parties may independently develop similar technology without misappropriation of our trade secrets or breach of other proprietary rights. Any failure by us to take all necessary steps to protect our trade secrets or other intellectual property rights and failure to enforce these rights may have a material adverse effect on our ability to compete in our markets.

      We have registered certain trademarks, which include, among others, our EFI, EFI and Design, Electronics For Imaging (stylized), Fiery, Fiery and Design, Fiery Driven, Fiery Driven and Design, Fiery Spark and Design, Colorcal, ColorWise, Command Workstation, Bestcolor, EDOX, MicroPress, Mousitometer, Printcafe, PrinterSite, PrintMe, Splash. Spot-On and RIP-While-Print trademarks and have applied for registration of certain additional trademarks, in the United States and/or in foreign jurisdictions. We will continue to evaluate the registration of additional trademarks as appropriate. Any failure by us to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks may diminish the value associated with our trademarks. Our products include software sold pursuant to “shrink wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries, including several in which we operate or sell our products, do not protect intellectual property and proprietary rights to as great an extent as do the laws of the United States.

      From time to time, litigation may be necessary to defend and enforce our proprietary rights. Such litigation, whether or not concluded successfully for us, could involve significant expense and the diversion of management’s attention and other resources. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That Could Adversely Affect Performance — We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.”

Risk Factors

      In addition to the above information, a discussion of factors that may adversely affect our future performance and financial results can be found in this Report under the heading “Factors That Could Adversely Affect Performance” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Financial Information About Foreign and Domestic Operations and Export Sales

      See Note 12 of the Notes to Consolidated Financial Statements. See also Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That Could Adversely Affect Performance —We face risks from our international operations and from currency fluctuations.”

Item 2:     Properties

      Our principal offices are located at 303 Velocity Way, Foster City, California on approximately 35 acres of land which we own. The corporate headquarters facility, which we lease, includes approximately 295,000 square feet completed in 1999 and 165,000 square feet of additional facilities completed in 2001. In January 2001 we purchased facilities with approximately 44,000 square feet in Minneapolis, Minnesota. In addition to the Foster City and Minneapolis facilities, we have leased facilities in Parsippany, New Jersey; Vancouver, Washington, Pittsburgh, Pennsylvania, Lebanon, New Hampshire, Phoenix, Arizona, Krefeld, Germany, Bangalore, India and Amsterdam, The Netherlands. We also lease a number of domestic and international sales offices. For additional information on our lease obligations see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      We believe that our facilities, in general, are adequate for our present and currently foreseeable future needs.

Item 3:     Legal Proceedings.

      Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that we buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to bring suit against us and our customers for allegedly infringing his soon to be issued patent and for misappropriating his alleged trade secrets. We believe Mr. Coyle’s claims are baseless and without merit. On December 11, 2001, we filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that we and our customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor has it infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through our sale of Fiery, Splash or EDOX print controllers. We also sought an injunction to enjoin both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against us, our suppliers, vendors, customers or users of our products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California Court dismissed our complaint for lack of jurisdiction over Mr. Coyle. We appealed the Court’s dismissal to the Court of Appeals for the Federal Circuit, who reversed the dismissal of our case and remanded it to the Northern District of California. Mr. Coyle and Kolbet Labs subsequently moved to dismiss our complaint under the Declaratory Judgment Act. The Court entered an order granting that dismissal on February 17, 2004. We have filed a notice of appeal for that decision. On the same day, we filed another declaratory relief action in the Northern District of California against Mr. Coyle and Kolbet Labs. We are pursuing our case against Mr. Coyle and Kolbet Labs.

      On February 26, 2002, Coyle’s company, J & L Electronics, filed a complaint against us in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. We denied all of the allegations and management believed this lawsuit to be without merit. On March 28, 2003, the Federal District Judge dismissed the complaint for lack of jurisdiction over us. J & L Electronics appealed the dismissal to the Court of Appeals for the Federal Circuit. On February 9, 2004, the Court of Appeals for the Federal Circuit affirmed the dismissal of the complaint against us.

      On September 16, 2002, ArrivalStar, Inc., a Delaware corporation, filed a complaint in the U.S. District Court for the Northern District of Georgia against fourteen defendants, including us, alleging that each of the defendants has infringed one or more claims of six identified patents owned by ArrivalStar. The named defendants are Delta Air Lines, Inc.; Sabre, Inc.; Travelocity.com, L.L.P.; The City of Atlanta; Worldspan, L.L.P.; Flytecomm Corporation; Centerpost Corporation; Continental Airlines, Inc.; Japan Air Lines Company, Ltd.; American Airlines, Inc.; Roadway Express, Inc.; EFI; American Express Company; and SITA Information Networking Computing USA, Inc. The complaint alleged that the defendants infringe the claims by providing vehicle location communication services, arrival notifications and other related services. We settled this case with ArrivalStar on December 10, 2003 with each side dropping its claims and ArrivalStar furnishing us a covenant not to sue on the technology in suit. The case was dismissed on January 13, 2004, and this action is now concluded.

      On February 13, 2003, we entered into agreements with Printcafe to facilitate a merger between our two companies. On February 19, 2003, Creo Inc. (a Printcafe shareholder) commenced litigation in the Delaware Court of Chancery against us, Printcafe and certain of Printcafe’s principal officers and directors, challenging those agreements and seeking to restrain us and Printcafe from proceeding to enter into any further agreements with respect to a business merger. On February 21, 2003, the Delaware Court of Chancery denied the temporary restraining order sought by Creo. On February 26, 2003 we and Printcafe entered into a merger agreement providing for our acquisition of Printcafe and we completed the acquisition on October 21, 2003. Creo has agreed to dismiss all claims with prejudice. We await approval by the Court of the dismissal.

      On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., now our wholly-owned subsidiary and certain of Printcafe’s officers in the United States District Court for the Western

District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. We acquired Printcafe in October 2003 and believe that the lawsuit is without merit and intend to defend ourselves accordingly.

      In addition, we are involved from time to time in litigation relating to claims arising in the normal course of our business. We face risks from third party claims of infringement and potential litigation. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We face risks from third party claims of infringement and potential litigation.”

Item 4:     Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      Our common stock was first traded on the Nasdaq National Market under the symbol EFII on October 2, 1992. The table below lists the high and low sales price during each quarter the stock was traded in 2003 and 2002.

	2003				2002

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

High	$18.19	$22.20	$25.30	$28.10	$25.25	$18.70	$16.71	$19.75
Low	15.31	17.11	17.11	23.28	16.50	15.42	14.07	13.22

      As of March 3, 2004, there were approximately 266 stockholders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

      We have never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

      Information regarding our equity compensation plans may be found in Item 12 of this annual report on Form 10-K and is incorporated herein by this reference.

Purchases of Equity Securities

Issuer Purchases of Equity Securities

(d)
			(c)	Approximate Dollar
			Total Number of Shares	Value/Shares that
	(a)	(b)	Purchased as Part of	May Yet Be
	Total Number of	Average price	Publicly Announced Plans	Purchased Under the
Period	Shares purchased	Paid per Share	or Programs	Plans or Programs

(In thousands, except per share amounts)
January 1-31, 2003	—	—	—	—
February 2-28, 2003	—	—	—	—
March 1-31, 2003	—	—	—	—
April 1-30, 2003	—	—	—	—
May 1-31, 2003	3,135	$18.5600	3,135 (1)	None
June 1-30, 2003	—	—	—	—
July 1-31, 2003	—	—	—	—
August 1-31, 2003	—	—	—	—
September 1-30, 2003	—	—	—	—
October 1-31, 2003	—	—	—	—
November 1-30, 2003	35	$26.4742	35 (2)	167 (2)
$50,000 (3)
December 1-31, 2003	—	—	—	—

Total	3,170	$18.6474	3,170

(1)	On May 29, 2003 we announced the sale of $240.0 million of Convertible Senior Debentures. In the Offering Memorandum we announced that we were using a portion of the net proceeds to purchase 3,135,300 shares of our outstanding common stock at $18.56 per share, including transaction fees, from UBS Warburg, the lead underwriter for the offering.

(2)	On March 21, 2003 we filed a S-4 in connection with our acquisition of Printcafe Software, Inc. In that document we announced that we intended to repurchase approximately the same number of shares of our common stock that we issued in connection with the acquisition. On October 21, 2003 we completed the acquisition of Printcafe and issued 201,897 shares of common stock. In November we began repurchasing shares in the open market.

(3)	On November 18, 2003 we announced that our Board of Directors had approved $50.0 million for the repurchase of our outstanding common stock during the next twelve months.

Item 6:     Selected Financial Data.

      The following table summarizes selected consolidated financial data as of and for the five years ended December 31, 2003. This information should be read in conjunction with the audited consolidated financial statements and related notes thereto.

	As of and for the years ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Operations
Revenue	$379,587	$350,185	$517,608	$588,449	$570,752
Cost of revenue	148,054	167,685	282,113	311,152	290,636

Gross profit	231,533	182,500	235,495	277,297	280,116
Operating expenses
Research and development	96,697	89,973	98,116	94,097	74,971
Sales and marketing	61,597	50,624	56,767	64,526	59,373
General and administrative	21,690	21,778	25,456	24,784	18,403
Amortization of goodwill and identifiable intangibles and other acquisition-related charges (1), (2)	19,670	4,391	12,255	23,621	—
Merger-related expense (3)	—	—	—	—	1,422

Total operating expenses	199,654	166,766	192,594	207,028	154,169
Income from operations	31,879	15,734	42,901	70,269	125,947
Interest and other income, net
Interest income	10,512	11,782	16,457	20,854	16,076
Interest expense	(2,886)	(54)	(190)	(380)	(305)
Litigation settlement income (charges), net	2,408	(4,409)	—	—	—
Loss on equity investment	(1,562)	—	—	—	—
Other income (expense), net	977	(242)	1,204	1,076	479

Total interest and other income, net	9,449	7,077	17,471	21,550	16,250

Income before income taxes	41,328	22,811	60,372	91,819	142,197
Provision for income taxes	(14,820)	(6,843)	(21,432)	(37,461)	(46,914)

Net income	$26,508	$15,968	$38,940	$54,358	$95,283

Earnings per share
Net income per basic common share (4)	$0.49	$0.29	$0.73	$0.99	$1.74

Net income per diluted common share (4)	$0.48	$0.29	$0.71	$0.97	$1.67

Shares used in computing net income per basic common share (4)	53,789	54,256	53,468	54,649	54,853
Shares used in computing net income per diluted common share (4)	54,839	54,852	54,605	55,983	56,963
Financial Position
Cash, cash equivalents and short-term investments	$624,112	$498,370	$451,207	$353,603	$470,328
Working capital	665,193	470,054	438,020	389,917	487,591
Long-term liabilities, less current portion (5)	240,236	278	331	3,140	3,467
Total assets	1,013,661	727,106	702,987	654,390	656,075
Stockholders’ equity	$654,813	$634,067	$606,567	$545,316	$551,187

	As of and for the years ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Ratios and Benchmarks
Current ratio	6.6	6.1	5.6	4.7	5.8
Inventory turns	24.4	25.0	15.5	16.0	20.5
Full-time employees	1,382	927	917	895	758

(1)	Related to our acquisition of three companies in 2003, we expensed $13.2 million of in-process research and development costs. During 2000 we expensed $20.3 million of in-process research and development costs related to the acquisition of Splash Technology, Inc. See Note 3 of Notes to Consolidated Financial Statements.

(2)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires among other things, the discontinuance of goodwill amortization and provisions for the reclassification of certain existing recognized intangibles to goodwill. Upon the adoption of SFAS 142, we ceased amortizing goodwill and reclassified net intangibles and deferred tax liabilities relating to acquired workforce totaling $0.9 million to goodwill.

(3)	We incurred approximately $1.4 million of non-recurring expenses related to the merger with Management Graphics, Inc. in 1999. The merger was accounted for as a pooling-of-interests.

(4)	See Note 1 of Notes to Consolidated Financial Statements.

(5)	In June 2003 we issued $240.0 million of 1.50% Senior Convertible Debt. See Note 7 of Notes to Consolidated Financial Statements.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10K.

      All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. For a discussion of the factors that could impact our results, readers are referred to the section below entitled “Factors that Could Adversely Affect Performance. “

      The preparation of the consolidated financial statements which are the basis of the following discussion and analysis requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, purchase commitments, revenue recognition and contingencies. The estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The following are believed to be our critical accounting policies:

•	revenue recognition;

•	estimating allowance for doubtful accounts, inventory reserves and other allowances;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill; and

•	determining functional currencies for the purposes of consolidating our international operations.

      Revenue recognition. We derive our revenue from primarily two sources: (i) product revenue, which primarily includes servers, controllers, design-licensed solutions, software and royalties and (ii) services and support revenue which includes consulting and development fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences could result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

      We recognize revenue from the sale of servers, controllers and design-licensed solutions when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to the customer’s common carrier. We assess whether the fee is fixed or determinable based on the terms of the contract or purchase order. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      For all sales, we use either a binding purchase order or signed contract as evidence of an arrangement. Sales through some of our OEMs are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis. Our arrangements do not generally include acceptance clauses.

      Revenue from software consists of software licensing and post-contract customer support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value (“VSOE”) or, in the absence of VSOE, the residual method. VSOE is determined based on the price charged when the element is sold separately. In the absence of VSOE of a delivered element, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. Revenue allocated to software licenses is recognised when the following four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue allocated to post-contract support is recognised ratably over the term of the support contract (typically one to two years), assuming the four basic criteria are met.

      We recognize revenue for consulting and development services over the contract term. Our consulting and development fees are based on time and materials and we recognize revenue as these services are performed. If these services are related to product development, we recognize the fee using milestones as defined in the contract. We recognize revenue from OEM maintenance contracts ratably over the contract term.

      Allowance for doubtful accounts, inventory reserves and other allowances and reserves. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

      Specifically, management must make estimates of the collectibility of our accounts receivables. Management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $53.3 million, net of allowance for doubtful accounts and sales returns of $3.8 million as of December 31, 2003.

      Similarly, management must make estimates of potential future inventory obsolescence and purchase commitments. Management analyzes current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of such allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of our income for any period if management made different judgments or utilized different estimates. Our inventory balance was $8.0 million, net of reserves of $8.2 million as of December 31, 2003.

      We have from time to time set up allowances or reserves for uncertainties related to revenues, for potential unfavorable litigation outcomes and for potential unfavorable outcomes from disputes with custom-

ers or vendors. Management bases its estimates for the allowances or reserves on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.

      Accounting for income taxes. In preparing our consolidated financial statements we are required to estimate our income tax in each of the jurisdictions in which we operate. We estimate our actual current tax exposure and the temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recoverable from future taxable income. If we believe that recovery of these deferred assets is not likely, we must establish a valuation allowance. To the extent we either establish or increase a valuation allowance in a period, we must include an expense within the tax provision in the consolidated statement of income.

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have not recorded a valuation allowance as of December 31, 2003. If actual results differ from these estimates or we adjust these estimates in future periods we may need to establish a valuation allowance that could materially impact our financial position and results of operations.

      Net deferred tax assets as of December 31, 2003 were $36.5 million.

      We provide US taxes on earnings of our non-US subsidiaries, to the extent such earnings are not permanently reinvested. Significant management judgement is needed in estimating the extent to which earnings are considered permanently reinvested. As of December 31, 2003, the non-US earnings considered permanently reinvested were not considered material.

      Valuation of long-lived and intangible assets and goodwill. In 2002 we adopted SFAS 142, “Goodwill and Other Intangible Assets.” In lieu of amortization, we are required to perform an annual impairment review of our goodwill. We completed our annual review in the third quarter of 2003, based upon June 30, 2003 balances, with no impairment of goodwill indicated as a result of the review. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the life of the asset may need to be revised. Factors we consider important which could trigger an impairment review include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      When we determine that the carrying value of goodwill, intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, goodwill and long-lived assets amounted to $118.2 million as of December 31, 2003. We ceased to amortize approximately $42.4 million of goodwill and reclassified approximately $0.9 million of other net intangible assets and related deferred taxes to goodwill upon adoption of SFAS 142 in 2002. No adjustments to the lives of the other intangible assets were made during 2003.

      Determining functional currencies for the purpose of consolidating our international operations. We have several foreign subsidiaries which together account for approximately 39% of our net revenues, 10% of our total assets and 6% of our total liabilities as of December 31, 2003.

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

      Based on our assessment of the factors discussed above, we consider the United States dollar to be the functional currency for each of our international subsidiaries except for our Japanese subsidiary, EFI KK, for which we consider the Japanese yen to be the subsidiary’s functional currency and one of our German subsidiaries, Best GmbH, for which we consider the euro to be the subsidiary’s functional currency.

Results of Operations

      The following tables set forth items in our consolidated statements of income as a percentage of total revenue for 2003, 2002 and 2001 and the year-to-year percentage change from 2003 over 2002 and from 2002 over 2001, respectively. These operating results are not necessarily indicative of results for any future period.

				% change
	Years ended
	December 31,			2003	2002
				over	over
	2003	2002	2001	2002	2001

	%	%	%	%	%
Revenue	100	100	100	8	(32)
Cost of revenue	39	48	55	(12)	(41)

Gross profit	61	52	45	27	(23)
Research and development	25	26	19	7	(8)
Sales and marketing	16	14	11	22	(11)
General and administrative	6	6	5	—	(14)
Amortization of goodwill and identifiable intangibles and other acquisition-related charges	5	1	2	348	(64)

Operating expenses	52	47	37	20	(13)

Income from operations	9	5	8	103	(63)
Interest income	3	3	3	(11)	(28)
Interest expense	(1)	—	—	nm	nm
Litigation settlement income (charges), net	1	(1)	—	155	—
Loss on equity investment	(1)	—	—	nm	—
Other income (expense), net	—	—	—	nm	nm

Total interest and other income, net	2	2	3	34	59
Income before income taxes	11	7	11	81	(62)
Provision for income taxes	(4)	(2)	(4)	117	(68)

Net income	7	5	7	66	(59)

nm = not meaningful

     Revenue

      Our revenue in 2003 was principally derived from three major categories. The first category was made up of stand-alone servers which connect digital copiers with computer networks. This category included the Fiery, Splash, Edox, and MicroPress products. The second category consisted of embedded desktop controllers, bundled solutions, design-licensed solutions and software RIPs primarily for the office market. The third category consisted of software technology centered around printing workflow, proofing and web submission and job tracking tools.. Miscellaneous revenue consisted of spares, engineering services and enterprise solutions, which individually are an insignificant part of the total 2003 revenue.

      The following is a break-down of revenue in dollars and volumes as a percentage of total units shipped by category.

	Years ended December 31,

	2003		2002		2001

Revenue	$	%	$	%	$	%

Servers	$178,948	47	$185,806	53	$242,214	47
Embedded Products	139,936	37	122,408	35	219,961	42
Professional Printing Applications	21,782	6	3,970	1	281	—
Miscellaneous	38,921	10	38,001	11	55,152	11

Total Revenue	$379,587	100	$350,185	100	$517,608	100

	Years ended
	December 31,

Volume	2003	2002	2001

	%	%	%
Servers	20	23	18
Embedded Products	75	70	76
Professional Printing Applications	—	—	—
Miscellaneous	5	7	6

Total Volume	100	100	100

      Revenue was $379.6 million in 2003, compared to $350.2 million in 2002 and $517.6 million in 2001, which resulted in a 8% increase in 2003 versus 2002 and a decrease of 32% in 2002 compared to 2001. Revenue from our 2003 acquisitions accounted for $17.0 million of the $29.4 million increase in revenues in 2003 from 2002. An increase in the average selling price of our print servers and the introduction of new software products were the primary factors for the same-store increase in revenue during 2003. The major factor contributing to the overall lower revenue in 2002 over 2001 was a 40% decline in volume shipped, a reflection of the decline in general economic conditions.

      Shipments of our stand-alone servers, both color and black-and-white, decreased in 2003 when compared to 2002, while shipments of our embedded products increased during the same comparative period. Throughout all categories, the number of units shipped declined in 2002 as compared to 2001. In 2002 in the embedded products category there was a change in the product mix toward the higher-end products evidenced by a higher average selling price, while in all of the other categories, the product mix resulted in a lower average selling price, which combined with lower shipping volumes, accounted for the decrease in revenue.

      We believe that price reductions for all of our products may affect revenues in the future. We have made and may in the future make price reductions for our products in order to drive demand and remain competitive. Depending upon the price-elasticity of demand for our products, the pricing and quality of competitive products and other economic and competitive conditions, such price reductions may have an adverse impact on our revenues and profits. If we are not able to compensate for lower gross margins that may result from price reductions with an increased volume of sales, our results of operations could be adversely affected.

      Shipments by geographic area for the years ended December 31, 2003, 2002 and 2001 were as follows:

							% change
	Years ended December 31,
							2003	2002
							over	over
	2003		2002		2001		2002	2001

(in thousands)	$	%	$	%	$	%	%	%

North America	$192,326	51	$184,891	53	$256,782	50	4	(28)
Europe	113,914	30	108,978	31	181,605	35	5	(40)
Japan	57,231	15	38,541	11	61,459	12	49	(37)
Rest of World	16,116	4	17,775	5	17,762	3	(9)	—

Total	$379,587	100	$350,185	100	$517,608	100	8	(32)

      New server products, as well as the revenues from our 2003 acquisitions, fueled the increase in revenue in both North America and Europe when comparing 2003 to 2002. The increase in Japan in 2003 is due to the higher number of design-licensed solutions as the design-licensed product is shipped to Japan for manufacturing and is then redistributed around the world. The decrease in revenue between 2002 and 2001 stems from decreased sales of all products in all regions except the Rest of World. The Rest of World region includes the Asia Pacific market, excluding Japan, where penetration of new markets kept revenues at the same level during 2002 and 2001.

      As shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations which in turn sell through to other locations, we believe that non-U.S. sales of our products into each region may differ from what is reported, though accurate data is difficult to obtain. We expect that non-U.S. sales will continue to represent a significant portion of our total revenue.

      Substantially all of the revenue for the last three years was attributable to sales of products through our OEM channels with such customers as Canon, Epson, Fuji-Xerox, IBM, Hewlett-Packard, Kodak/ Danka Business Systems, KonicaMinolta, Océ, Ricoh, Sharp, Toshiba, Xerox and others. We relied on three OEM customers, Canon, KonicaMinolta and Xerox, in aggregate for 72% of our revenue for 2003. We relied on three OEM customers, Canon, Minolta and Xerox, in aggregate for 67% of our revenue for 2002. We relied on four OEM customers, Canon, Minolta, Ricoh and Xerox, in aggregate for 79% of our revenue for 2001. In the event that any of these OEM relationships are scaled back or discontinued, we may experience a significant adverse impact on our financial condition and results of operations. In addition, no assurance can be given that our relationships with these OEM customers will continue.

      We continue to work on the development of products utilizing the Fiery, Splash MicroPress and EDOX architecture and other products and intend to continue to introduce new generations of server and controller products and other new product lines with current and new OEM’s in 2004 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.

Gross Margins

      Our gross margin was 61%, 52% and 45% for 2003, 2002 and 2001 respectively. The 900 basis point increase in gross margin from 52% to 61% from 2002 to 2003 was due to the introduction of additional digital printing engines for the commercial print markets, the conversion of more new office products to the design-licensed model and increased software sales, including the products from our 2003 acquisitions. The 700 basis point increase in gross margin from 2001 to 2002 resulted principally from (1) an increase in software sales compared to the prior year, (2) the migration of embedded controller sales to design-license sales for certain of our products and (3) the utilization of fewer contract manufacturers and favorable component pricing. We cannot predict the impact of each of these, or other factors, on future gross margin results.

      Our print servers as well as embedded desktop controllers are manufactured by third-party manufacturers who purchase most of the necessary components. We do purchase certain parts directly, including processors, memory, certain ASICs and software licensed from various sources, including PostScript® interpreter software, which we license from Adobe Systems, Inc.

      In general, we believe that the current gross margin levels are sustainable. However gross margins can be impacted by a variety of factors. These factors include the market prices that can be achieved on our current and future products, the availability and pricing of key components (including DRAM, Processors and PostScript® interpreter software), third party manufacturing costs, product, channel and geographic mix, the success of our product transitions and new products, competition and general economic conditions in the United States and abroad. Consequently, we anticipate gross margins may fluctuate from period to period. In addition to the factors affecting revenue described above, if we are pressured to reduce prices, gross margins for our products could be lower.

     Operating Expenses

      Operating expenses increased by 20% in 2003 over 2002 and decreased by 13% in 2002 over 2001. Operating expenses as a percentage of revenue amounted to 52%, 47% and 37% for 2003, 2002 and 2001, respectively. Operating expenses in absolute dollars increased $17.6 million before the amortization of identifiable intangibles and other acquisition-related charges in 2003 compared to 2002. There was a decrease of $18.0 million before the amortization of goodwill and identifiable intangibles and other acquisition-related charges in 2002 compared to 2001. The acquisition of three companies in 2003 accounted for $17.5 million of the increase between 2002 and 2003 before the amortization of identifiable intangibles and other acquisition-related charges. The remaining $0.1 million can be attributed to increased payroll costs from the first salary increase in two years, given during the first quarter of 2003, offset with reductions in facility costs. Beginning in 2001 and continuing through 2003 management focused on reducing expenses during a difficult economic period. Careful management of discretionary expenditures and selective workforce reductions were used to achieve the reduced expenditures.

      Operating expenses for 2003 included approximately $6.5 million for the amortization of acquired intangibles and $13.2 million for the write-off of acquired in-process research and development costs. In 2002 the amortization of acquired intangibles was $4.4 million. In 2001, before the adoption of SFAS 142, operating expenses included $12.3 million of amortization of goodwill and other intangibles.

      We anticipate that operating expenses may increase both in absolute dollars and as a percentage of revenue as investments are made in new business areas and acquired companies are integrated.

      The components of operating expenses are detailed below.

     Research and Development

      Expenses for research and development consist primarily of personnel-related and facility expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $96.7 million or 25% of revenue in 2003 compared to $90.0 million or 26% of revenue in 2002 and $98.1 million or 19% of revenue in 2001. Of the $6.7 million or 7% increase in absolute dollars from 2002 to 2003, approximately $4.7 million is attributable to the increased head count from the acquisition of three companies in 2003. The remaining $2.0 million increase came from increased payroll costs. The decrease in 2002 from 2001 in research and development expenses stemmed from the company-wide effort to control spending, including payroll-related costs. We believe that the development of new products and the enhancement of existing products are essential to our continued success and intend to continue to devote substantial resources to research and product development efforts. We expect that our research and development expenses may increase in absolute dollars and also as a percentage of revenue. As part of our cost containment practices, we now review all projects on a periodic basis for estimated return on investment. Those projects that do not meet certain criteria are changed or halted.

     Sales and Marketing

      Sales and marketing expenses include personnel-related expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for 2003 were $61.6 million or 16% of revenue compared to $50.6 million or

14% of revenue in 2002 and $56.8 million or 11% of revenue in 2001. Our acquisitions in 2003 led to increased head count in the sales and marketing group and accounted for $6.6 million in sales and marketing expenses in 2003. The remaining $4.4 million increase in sales and marketing expenses in 2003 came from salary increases and increased participation in trade shows, offset by decreased facility costs. The $6.1 million decrease in absolute dollars in 2002 from 2001 was attributable to the company-wide effort to control spending by participation in fewer trade shows, reduced personnel-related and facility expenses and overall cost containment.

      We expect that our sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as we continue to actively promote our products and launch new products. This expected increase might not proportionally increase with increases in volume as our sales continue to gravitate toward products such as software and design-licensed solutions which require different marketing approaches than our traditional server products.

     General and Administrative

      General and administrative expenses consist primarily of personnel-related expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $21.7 million or 6% of revenue in 2003, compared to $21.8 million or 6% of revenue in 2002 and $25.5 million or 5% of revenue in 2001. The relatively flat general and administrative expenses between 2002 and 2003 are the result of decreased facility costs offset with an increase in payroll costs and the addition of $1.6 million in general and administrative expenses related to our 2003 acquisitions. While general and administrative expenses increased as a percentage of total revenue in 2002 over 2001, in absolute dollars the expenses decreased by $3.7 million during 2002. The decrease in 2002 was a result of the company-wide effort to control spending through decreased consulting costs, reduced facility expenses and reduced personnel-related expense. We expect that our general and administrative expenses could increase in absolute dollars and possibly also as a percentage of revenue in order to support our efforts to grow our business in future periods.

     Amortization of Goodwill and Identifiable Intangibles and Other Acquisition-Related Charges

      Amortization of identifiable intangibles, was $6.5 million or 2% of revenue in 2003, while the acquisition-related charge for the write-off of in-process research and development was $13.2 million or 3% of revenue for 2003. Amortization of identifiable intangibles was $4.4 million or 1% of revenue in 2002 and $4.6 million or 1% in 2001. Amortization of goodwill, discontinued for fiscal years beginning after March 15, 2001 under SFAS 142 was $7.7 million in 2001. Upon adoption of the standard in January 2002, we ceased amortizing goodwill and began periodic testing of goodwill for impairment. No impairment of goodwill was identified upon completion of the annual impairment test performed upon the June 30, 2003 balances.

     Interest and Other Income, net

     Interest income

      Interest income of $10.5 million in 2003 decreased by 11% from $11.8 million in 2002. Interest income of $11.8 million in 2002 decreased by 28% from $16.5 million in 2001. The decrease in 2003 from 2002 and in 2002 from 2001 is due to a lower return on investments as a result of market interest rates that have fallen in the last two years. The decline in interest was offset in part by an increase in the investment balance from additional cash generated from operations and from the proceeds of our $240.0 million convertible debenture offering in June 2003, net of $58.2 million used to repurchase shares of our common stock and $6.8 million of debt issuance costs.

     Interest expense

      Interest expense and debt issuance costs related to the convertible debentures was $2.9 million for the year ended December 31, 2003. Interest expense in 2002 and 2001 related to the bonds associated with the

Foster City property. A portion of those bonds were paid off during 2001, thereby reducing the interest expense in 2002.

     Litigation settlement income (charges), net

      In 2003 we received litigation settlement income of $2.4 million, net of related legal expenses, from the settlement of litigation protecting our intellectual property. Litigation settlement expenses in other income in 2002 consist of the settlement of the 1997 securities class action lawsuit for $4.4 million, including legal fees and other related costs. While there has been no change in our view that the lawsuit had no merit, we determined that settlement of the lawsuit was in our best interest and the best interest of our stockholders.

     Loss on equity investment

      In June 2003 we exercised an option granted by Printcafe to purchase approximately 2.1 million shares of Printcafe stock, representing approximately a 17% ownership in Printcafe, which we accounted for as an “available-for-sale” equity security. In October 2003, we acquired the remaining 83% interest in Printcafe. We were required under generally accepted accounting principles (GAAP) to report the investment in Printcafe on an equity basis from the time of the option exercise through the date that we acquired 100% of the outstanding shares of Printcafe. A $1.6 million loss was recorded as a result of the change to equity method of accounting.

     Other income (expense), net

      Realized gains on short-term investments accounted for $0.9 million of the $1.0 million of other income, net in 2003. In 2002, the realized gains on short-term investments were $0.7 million while the losses on foreign currency translations were $0.5 million. The remaining $0.4 million loss in 2002 was related to losses from our investment in a venture capital fund. In 2001, the $1.2 million in other income was comprised primarily of $1.5 million of realized gains on short-term investments net of $0.3 million of foreign currency translation.

     Income Taxes

      Our effective tax rate was 35.9% in 2003, 30.0 % in 2002 and 35.5 % in 2001. In each of these years, we benefited from tax-exempt interest income and the utilization of the research and development credits. We also benefited from foreign sales in 2003. Our rate increased in 2003 as a result of both the in-process research and development write-offs related to the Printcafe and T/R Systems acquisitions which are not deductible for tax purposes and the loss on our pro rata share of Printcafe’s losses prior to the completion of the acquisition. Our effective tax rate was also adversely impacted both by taxes provided on non-US earnings in 2002 and 2001 as well as charges associated with the acquisition of Splash in 2001. Excluding the impact of the acquisition-related charges in 2003 and 2001, our effective tax rate would have been 27%, 30% and 33% in 2003, 2002 and 2001, respectively.

Subsequent Events

      On February 20, 2004 we acquired ADS Communications, Inc. (“ADS”) for approximately $11.5 million in cash. ADS, a privately-held, Arizona-based company, is a leading provider of service automation software for the office equipment industry. The automated equipment maintenance systems from ADS offer excellent synergies with our product portfolio for the office equipment channel, particularly in the area of Intelligent Device Management.

Recent Accounting Pronouncements

     SFAS 150

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of the pronouncement has not had a material impact on our financial condition or results of operations.

     FASB Interpretation No. 46

      In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“reissued interpretations”) resulting in multiple effective dates based upon the nature as well as the creation date of the VIE. VIEs created after January 31, 2003 but prior to January 1, 2004 may be accounted for on the basis of the original interpretation’s provisions. Non-special purpose entities created prior to February 1, 2003 should be accounted for under the reissued interpretations provisions no later than December 31, 2003.

      Effective July 1, 2003, we have applied the accounting and disclosure rules set forth in FIN 46 for VIEs acquired before January 31, 2003. We have evaluated the synthetic lease agreements to determine if the arrangements qualify as variable interest entities under FIN 46. We determined the synthetic lease agreements do qualify as VIEs, however, as we are not the primary beneficiary under FIN 46 we are not required to consolidate the VIEs in the financial statements. We have not entered into any arrangement with VIEs created after January 31, 2003.

     SAB 104

      On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Staff Accounting Bulletin Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. We do not expect the adoption of SAB 104 to have a material effect on our financial condition or result of operations.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments increased by $125.7 million to $624.1 million as of December 31, 2003, from $498.4 million as of December 31, 2002. Working capital increased by $195.1 million to $665.2 million as of December 31, 2003, up from $470.1 million as of December 31, 2002.

      Net cash provided by operating activities was $46.1 million, $49.9 million and $126.6 million in 2003, 2002 and 2001, respectively. Cash provided by operating activities decreased in 2003 compared to 2002 principally from the $29.6 million change in the elements of working capital, primarily in inventories, accounts receivable from customers and accounts payable net of the change in income taxes payable offset with the $10.5 million increase in net income and the $13.2 million adjustment for the write-off of purchased in-process research and development. Our accounts receivable balances increased significantly due to the acquisition of

Printcafe and T/ R Systems in late 2003 and the increase in our days sales outstanding (DSO) related to the longer collection cycle experienced by Printcafe and T/ R Systems. Inventories have increased due to materials purchased to complete acquired work-in-process inventory and to take advantage of optimal component pricing in the marketplace. Cash provided by operating activities decreased in 2002 compared to 2001 principally as a result of a decrease in net income and depreciation expense and decreases in the cash generated by changes in the elements of working capital, primarily in inventories, accounts receivable from customers and subcontract manufacturers, income taxes payable and accounts payable.

      We have continued to invest cash in short-term investments, mainly municipal securities. Net purchases of short-term investments were $168.9 million in 2003, $83.3 million in 2002 and $8.3 million in 2001. We reclassified $69.7 million from our unrestricted cash and cash equivalents and our short-term investments to a restricted classification as support for one of our leases. Our net purchases of restricted investments were $2.9 million and $26.2 million in 2002 and 2001, respectively. Our capital expenditures generally consist of investments in computers and related peripheral equipment and office furniture for use in our operations. We purchased approximately $5.0 million, $8.3 million and $8.9 million of such equipment and furniture during 2003, 2002 and 2001, respectively. We invested $58.2 million, net of cash received, in the acquisitions of Best, Printcafe and T/ R Systems in 2003. During 2002 we invested $1.7 million in the acquisition of Unimobile. We purchased land and facilities in Minnesota for approximately $4.8 million and incurred $7.1 million in land improvements at our Foster City campus during 2001.

      Net cash provided by financing activities of $214.7 million in 2003 was the result of $233.2 million received from the issuance of convertible debentures, net of issuance costs, less $59.1 million used for the repurchase of shares of our common stock; and $40.6 million received from the exercises of common stock options and the issuance of stock under our Employee Stock Purchase Plan. The convertible debentures are due 2023, unless converted into common stock at a conversion price of approximately $26.42 per share. We may redeem the debentures in cash, common stock, or a combination thereof at specified times before maturity and at maturity. See Note 7 of the Notes to the Consolidated Financial Statements for further information. As of December 31, 2003 we had spent $0.9 million in repurchasing 35,000 shares of our common stock to offset the shares issued in connection with the acquisition of Printcafe. See Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion of our programs to repurchase our common stock. Net cash provided by financing activities of $9.2 million in 2002 was primarily the result of exercises of common stock options. In 2001 net cash provided by financing activities was $13.9 million, the result of receiving $17.0 million from exercises of common stock options and paying $3.1 million to retire certain long-term obligations.

     Other Commitments

      Our inventory consists primarily of memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing our products. Should we decide to purchase components and do our own manufacturing, or should it become necessary for us to purchase and sell components other than the processors, ASICs or memory subsystems for our contract manufacturers, inventory balances and potentially fixed assets would increase significantly, thereby reducing our available cash resources. Further, the inventory we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supply were reduced or not available.

      We may be required to compensate our sub-contract manufacturers for components purchased for orders subsequently cancelled by us. We periodically review the potential liability and the adequacy of the related reserve. Our financial condition and results of operations could be negatively impacted if we were required to compensate the sub-contract manufacturers in amounts in excess of the accrued liability.

     Legal Proceedings

      In addition to the matters discussed under Item 3, Legal Proceedings, we are involved from time to time in litigation relating to claims arising in the normal course of our business.

Contractual Obligations

      The following table summarizes our significant contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2003.

	Payments due by period

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

	(in thousands)
Operating lease obligations(1)	$11,323	$3,535	$6,096	$1,551	$141
Capital purchase obligations(2)	—	—	—	—	—
Other purchase obligations & commitments	—	—	—	—	—
Long-term debt obligations	240,236	—	—	—	240,236

Total(3)	$251,559	$3,535	$6,096	$1,551	$240,377

(1)	Lease obligations related to the principal corporate facilities are estimated and are based on current market interest rates (LIBOR) and collateralized assumptions. At the end of each of the leases we are required to either renew the lease, or purchase the building. One of our lease agreements expires in July 2004, at which point we intend to renew the lease. For purposes of this disclosure we have not included any rental payments related to this lease beyond July 2004 as such amounts have yet to be determined.

(2)	We could be required to purchase one of the corporate facility buildings if we do not renew the lease upon expiration in July 2004. As we intend to renew the lease we have not included the purchase amount for the facility under the capital purchase obligations. See Off-Balance Sheet Financing below.

(3)	Total does not include contractual obligations recorded on the balance sheet as current liabilities, or certain purchase obligations as discussed below.

      Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on EFI and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

      The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Financing

     Synthetic Lease Arrangements

      In 1997 we entered into an agreement (“1997 Lease”) to lease a ten-story 295,000 square foot building on land owned by us in Foster City, California. In December 1999 we entered into a second agreement (“1999

Lease” and together with the 1997 Lease, the “Leases”) to lease an additional 165,000 square foot building on our Foster City property. These leases were implemented to provide the lowest possible total cost of occupancy for our corporate headquarters.

      Both Leases have an initial term of seven years, with options to renew subject to certain conditions. We may, at our option, purchase the facilities during or at the end of the term of the Leases for the amount expended by the respective lessor to construct the facilities (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). We have guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of the their funding. We may be liable to the lessor for the amount of the residual guarantee if we either fail to renew the lease or do not purchase or locate a purchaser for the leased facilities at the end of the lease term. We must meet certain financial covenant requirements related to cash to debt, fixed charge coverage ratio, leverage ratio and consolidated tangible net worth as defined in the lease agreements. If we maintain pledged collateral, then a limited subset of these covenants must be met. The tangible net worth financial covenant requires us to maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgements and lines of business. We are in compliance with all of the covenants, either directly, or through the existence of the pledged collateral. The pledged collateral under the 1997 Lease ($69.7 million at December 31, 2003) has been classified as restricted cash, cash equivalents and short-term investments. We are liable to the lessor for the total amount financed if we default on our covenants (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). The Company could be required to purchase the building covered by the 1997 Lease if (1) it defaulted on any indebtedness in excess of $10.0 million, (2) it failed to appeal a judgment in excess of $10.0 million, or (3) a creditor has commenced enforcement proceedings on an order for payment of money in excess of $10.0 million. The funds pledged under the 1999 Lease (approximately $43.1 million at December 31, 2003) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. We are considered a Tranche A lender of $35.3 million of the $43.1 million, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

      We are treated as the owner of these facilities for income tax purposes.

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

      Effective July 1, 2003, we have applied the accounting and disclosure rules set forth in FIN 46 for VIEs acquired before January 31, 2003. We have evaluated the synthetic lease agreements to determine if the arrangements qualify as variable interest entities under FIN 46. We determined the synthetic lease agreements do qualify as VIEs, however, as we are not the primary beneficiary under FIN 46 we are not required to consolidate the VIEs in the financial statements. We have not entered into any arrangement with VIEs created after January 31, 2003.

      Under both leases we have first loss guarantees to the lessors, which make us liable for declines in the value of these buildings up to approximately 82% of the cost of the construction of the buildings. The first loss guarantee requires payment upon the end of the lease. We have assessed our exposure in relation to the first loss guarantees for both of the facilities under synthetic lease arrangements and have determined there is no deficiency to the guaranteed value at December 31, 2003. We will continue to assess the real estate market conditions to evaluate whether we need to record any reserves under our first loss guarantee obligations.

Liquidity and Capital Resource Requirements

      Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, acquisition needs, investment requirements, stock repurchases, commitments (see Note 8 to the Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchase of shares and working capital. There are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

Disclosures On Stock Option Programs

     Option Program Description

      Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. Of the options we granted last year, 87% went to employees other than the top 3 officers. The program consists of a broad-based plan under which options may be granted to all employees, directors and consultants. Option vesting periods range from 2-4 years, with an average vesting period of 3.5 years.

     Distribution and Dilutive Effect of Options

Employee and Executive Option Grants

	As of December 31,

	2003	2002	2001	2000

Grants during the period as % of outstanding shares	6%	6%	2%	17%
Grants to listed officers* during the period as % of total options granted	13%	9%	33%	5%
Grants to listed officers* during the period as % of outstanding shares	1%	1%	1%	1%
Cumulative options held by listed officers* as % of total options outstanding	11%	10%	7%	7%

*	See Executive Officers for listed officers; these are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers. We have only three executive officers.

      During 2000, three company-wide grants were made. However, the listed officers did not receive options under the third grant until 2001. This has created the variance in the 2001 percentage of grants to officers compared to total options granted as compared to 2002 and 2003. The third grant to employees in 2000 was in lieu of the annual company-wide grant during 2001. The lack of a company-wide grant during 2001 has resulted in the grants as a percentage of outstanding shares in 2001 being lower than the same percentage calculation in 2002 and 2003 and the grants to listed officers as a percentage of total options granted being higher than the same percentage calculation in 2002 and 2003.

     General Option Information

Summary of Option Activity

		Options outstanding

	Shares Available		Weighted Average
	for Options	Number of Shares	Exercise Price

	(shares in thousands)
January 1, 2002	4,913	9,376	$22.96
Grants	(3,172)	3,172	$17.06
Exercises	—	(414)	$11.44
Cancellations	1,006	(1,006)	$25.99
Expirations	(484)	—	—

December 31, 2002	2,263	11,128	$21.25

Authorized & assumed	968	140	$189.96
Grants	(3,269)	3,269	$20.48
Exercises	—	(2,425)	$15.11
Cancellations	625	(625)	$23.61
Expirations	(199)	—	—

December 31, 2003	388	11,487	$24.21

In-the-Money and Out-of-the-Money Option Information

	As of December 31, 2003

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(shares in thousands)
In-the-money	4,505	$17.83	4,551	$18.87	9,056	$18.35
Out-of-the-money(1)	2,188	$46.07	243	$45.63	2,431	$46.02

Total Options Outstanding	6,693	$27.06	4,794	$20.23	11,487	$24.21

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $26.02 at the end of the year.

     Executive Options

Option Grants in Year Ended December 31, 2003

	Individual Grants (1)

		Percent of
	Number Of	Total
	Shares	Options			Potential Realizable Value at
	Underlying	Granted to	Exercise		Assumed Annual Rates of
	Options	Employees	Price Per	Expiration	Stock Price Appreciation for
	Granted	in 2003(3)	Share	Date(4)	Option Term(5)

					5%	10%

Guy Gecht	175,000(2)	5%	$19.45	8/11/2010	$1,385,668	$3,229,196
Fred Rosenzweig	150,000(2)	5%	$19.45	8/11/2010	$1,187,715	$2,767,882
Joseph Cutts (6)	87,000(2)	3%	$19.45	8/11/2010	$688,875	$1,605,372

(1)	With respect to each of the Named Officers, upon a change of control of the Company, the exercisability of these options will automatically be accelerated.

(2)	Options granted on August 11, 2003 are exercisable beginning on August 11, 2004, with 25% of the options becoming exercisable on that date and then monthly thereafter (ratably), with full vesting on February 11, 2007. Each grant was made at an exercise price equal to the fair market value on the date of the grant.

(3)	Based on a year-to-date total of 3,268,912 shares subject to options granted to employees under the company’s option plans.

(4)	The options have a term of 7 years, subject to earlier termination in certain events related to termination of employment.

(5)	The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate of projection of our future Common Stock price. Should the stock price go down, these options could expire worthless.

(6)	A restricted stock grant of 40,000 shares of common stock was made to Mr. Cutts in December 2003. The grant was made with a share price of $24.65 and vests over 4 years.

Aggregated Option Exercises as of December 31, 2003 and Year End Option Values

			Number of		Value of Unexercised
	Shares		Unexercised Options		In-the-Money Options at
	Acquired		at 12/31/03		12/31/03(2)
	on	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Guy Gecht	143,188	$1,324,365	264,375	235,875	$1,212,650	$1,861,088
Fred Rosenzweig	78,000	$1,117,098	358,583	185,417	$1,856,601	$1,428,886
Joseph Cutts	60,000	$551,492	84,725	151,125	$416,025	$931,025

(1)	This amount represents the market value of the underlying securities on the exercise date minus the exercise price of such options.

(2)	This amount represents the market value of the underlying securities relating to “in-the-money” options at December 31, 2003 minus the exercise price of such options.

Factors That Could Adversely Affect Performance

We rely on sales to a relatively small number of OEM partners and the loss of any of these customers could substantially decrease our revenues.

      A significant portion of our revenues are generated by sales of our printer and copier related products to a relatively small number of OEMs. For example, Canon, Xerox and KonicaMinolta each contributed over 10% of our 2003 revenues and together accounted for approximately 72% of our 2003 revenues. During 2002, these same three partners each contributed over 10% of our revenues and together accounted for approximately 67% of our revenues. Because our printer and copier-related products remain a significant portion of our business and there are a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM partners for a significant portion of our revenues in future periods. Accordingly, if we lose or experience reduced sales to an important OEM customer, we will have difficulty replacing the revenue traditionally generated from such customer with sales to new or existing OEM customers and our revenues will likely decline significantly.

We do not typically have long term purchase contracts with our customers and our customers have in the past and could at any time in the future, reduce or cease purchasing products from us, harming our operating results and business.

      With the exception of certain minimum purchase obligations, we typically do not have long-term volume purchase contracts with our customers, including Canon, Xerox and KonicaMinolta and they are not obligated to purchase products from us. Accordingly, our customers could at any time reduce their purchases from us or cease purchasing our products altogether. In the past, some of our OEM customers have elected to develop products on their own, rather than purchase our products and we expect that customers will continue to make such elections in the future. In addition, since our OEM customers incorporate our products into products they manufacture and sell, any decline in demand for copiers or laser printers and any other negative developments affecting our major customers or the computer industry in general, is likely to harm our results of operations. For example, several of our customers have in the past experienced serious financial difficulties which led to a decline in sales of our products to these customers. If any significant customers should face such difficulties in the future, our operating results could be harmed through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to products we have manufactured for these customers’ products.

      In addition, a significant portion of our operating expenses are fixed in advance based on projected sales levels and margins, sales forecasts from our OEM customers and product development programs. A substantial portion of our backlog is scheduled for delivery within 90 days or less and our customers may cancel orders and change volume levels or delivery times for product they have ordered from us without penalty. Accordingly, if sales to our OEM customers are below expectations in any given quarter, the adverse impact of the shortfall in revenues on operating results may be increased by our inability to adjust spending in the short term to compensate for this shortfall.

We rely on our OEM customers to develop and sell products incorporating our technologies and if they fail to successfully develop and sell these products, or curtail or cease the use of our technologies in their products, our business will be harmed.

      We rely upon our OEM customers to develop new products, applications and product enhancements utilizing our technology in a timely and cost-effective manner. Our continued success depends upon the ability of these OEM customers to utilize our technologies while meeting changing end-user customer needs and responding to emerging industry standards and other technological changes. However, we cannot assure you that our OEM customers will effectively meet these requirements. These OEM customers, who are not within our control, are generally not obligated to purchase products from us and we cannot assure you that they will continue to carry our products. For example, our OEM customers have incorporated into their products the technologies of other companies in addition to, or instead of our technologies and will likely continue to do so in the future. If our OEM customers do not effectively market products containing our technologies, our sales revenue will likely be materially and adversely affected.

      Our OEM customers work closely with us to develop products that are specific to each OEM customer’s copiers and printers. Many of the products and technologies we are developing require that we coordinate development, quality testing, marketing and other tasks with our OEM customers. We cannot control our OEM customers’ development efforts and coordinating with our OEM customers may cause delays in our own product development efforts that are outside of our control. In addition, our sales revenue and results of operations may be adversely affected if we cannot meet our OEM customers’ product needs for their specific copiers and printers, as well as successfully manage the additional engineering and support effort and other risks associated with such a wide range of products.

Ongoing economic uncertainty has had and may continue to have a negative effect on our business.

      The revenue growth and profitability of our business depends significantly on the overall demand for information technology products such as ours that enable printing of digital data. Delays or reductions in information technology spending, such as occurred during 2001-2003, has and could continue to cause a decline in demand for our products and services and consequently harm our business, operating results, financial condition, prospects and stock price.

Our operating results may fluctuate based upon many factors, which could adversely affect our stock price.

      We expect our stock price to vary with our operating results and, consequently, fluctuations in our operating results could adversely affect our stock price. Factors that have caused our operating results to fluctuate in the past and may cause future fluctuations include:

•	varying demand for our products, due to seasonality, OEM customer product development and marketing efforts, OEM customer financial and operational condition and general economic conditions;

•	success and timing of new product introductions by us and our OEM customers and the performance of our products generally;

•	volatility in foreign exchange rates, changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;

•	price reductions by us and our competitors, which may be exacerbated by competitive pressures caused by economic conditions generally;

•	delay, cancellation or rescheduling of orders or projects;

•	availability of key components, including possible delays in deliveries from suppliers, the performance of third-party manufacturers and the status of our relationships with our key suppliers;

•	potential excess or shortage of employees and location of research and development centers;

•	changes in our product mix such as shifts from higher revenue products to lower revenue products dependant on higher sales volumes;

•	costs associated with complying with any applicable governmental regulations, including substantial costs related to Sarbanes-Oxley compliance, specifically the Section 404 compliance;

•	acquisitions and integration of new businesses;

•	changes in our business model related to the migration of embedded products to a design-licensed model;

•	costs related to the entry into new markets, such as commercial printing and office equipment service automation;

•	general economic conditions; and

•	other risks described herein.

We face competition from other suppliers as well as our own OEM customers and if we are not able to compete successfully our business may be harmed.

      Our industry is highly competitive and is characterized by rapid technological changes. We compete against a number of other suppliers of imaging products and technologies, including our OEM customers themselves. Although we attempt to develop and support innovative products that end customers demand, products or technologies developed by competing suppliers, including our own OEM customers, could render our products or technologies obsolete or noncompetitive.

      While many of our OEM customers incorporate our technologies into their end products on an exclusive basis, we do not have any formal agreements that prevent these OEM customers from offering alternative products that do not incorporate our technologies. If an OEM customer offers products from alternative suppliers our market share could decrease, which would likely reduce our revenue and adversely affect our financial results.

      In addition, many OEMs in the printer and copier industry, including most of our OEM customers, internally develop and sell products that compete directly with our current products. These OEMs have significant investments in their existing solutions and have substantial resources that may enable them to develop or improve, more quickly than us, technologies similar to ours that are compatible with their own products. Our OEM customers have in the past marketed and likely will continue in the future to market, their own internal technologies and solutions in addition to ours, even when their technologies and solutions are less advanced, have lower performance or cost more than our products. Given the significant financial, marketing and other resources of our larger OEM customers and other significant OEMs in the imaging industry who are not our customers, we may not be able to successfully compete against similar products developed internally by these OEMs, particularly in the black-and-white and embedded color product markets where price competition is most intense and profit margins are low. If we cannot compete successfully against the OEMs’ internally developed products, we will lose sales and market share in those areas where the OEMs choose to compete and our business may be harmed.

Demand for technology, in general, and for products containing our technology that enable black-and-white and color printing of digital data has decreased over the past three years and could continue to decrease, adversely affecting our sales revenue.

      Our products are primarily targeted at enabling the printing of black and white and color digital data. Demand for networked printers and copiers containing our technology decreased from 2001 through 2003 due to the global economic downturn. If demand for digital printing products and services containing our technology were to continue to decline, or if the demand for our OEM customers’ specific printers or copiers for which our products are designed were to continue to decline, our sales revenue would likely decrease. Our products are combined with products, such as digital printers and copiers, that are large capital expenditures as well as discretionary purchase items for the end customer. In difficult economic times such as we have recently experienced, spending on information technology typically decreases. As the products in which our products are incorporated are of a more discretionary nature than many other technology products, we may be more adversely impacted by deteriorating general economic conditions than other technology firms outside of our market. The decrease in demand for our products has harmed and could, in the future, continue to harm our results of operations and we do not know whether demand for our products or our customers’ products will increase or improve from current levels.

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

Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

      Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several agencies and entities are considering and the FASB has announced that it will propose, changes to US GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This pending regulation would negatively impact our earnings. For example, recording a charge for employee stock options under SFAS No. 123, Accounting for Stock-Based Compensation would have reduced net income by $17.9 million, $21.8 million and $18.7 million for 2003, 2002 and 2001, respectively. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

If we are unable to develop new products, or execute product introductions on a timely basis, our future revenue and operating results may be harmed.

      Our operating results depend to a significant extent on our continual improvement of existing technologies and rapid innovation of new products and technologies by us. Our success depends not only on our ability to predict future requirements, but also to successfully develop and introduce new products that address end customer needs or add additional functionality that end customers will demand. Any delays in the launch or availability of new products we are planning could harm our financial results. During transitions from existing products to new products, customers may delay or cancel orders for existing products. Our results of operations may be harmed if we cannot successfully manage product transitions or provide adequate availability of products after they have been introduced.

      We must continue to make significant investments in research and development in order to enhance performance and functionality of our products, including product lines different than our Fiery, Splash, MicroPress and EDOX servers and embedded controllers. We cannot assure you that we will successfully identify new product opportunities, develop and introduce new products to market in a timely manner, or achieve market acceptance of our products. Also, when we decide to develop new products, our research and development expenses generally increase in the short term without a corresponding increase in revenue, which can harm our operating results. Finally, we cannot assure you that products and technologies developed by our own customers and others will not render our products or technologies obsolete or noncompetitive.

If we enter new markets or distribution channels this could result in higher operating expenses that may not be offset by increased revenue.

      We continue to explore opportunities to develop product lines different from our current servers and embedded controllers, such as the Best and Printcafe software, SendMe, PrintMe, EFI Workflow software solutions and EFI Web Submission tools, among others. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services or if we will generate sufficient revenues from these activities to offset the additional operating expenses we incur. In addition, even if we are able to introduce new products or services, the lack of marketplace acceptability of these new products or services may adversely impact our operating results.

We license software used in most of our products from Adobe Systems Incorporated and the loss of this license would prevent us from shipping these products.

      Most of our current products include software that we must license from Adobe. Specifically, we are required to obtain separate licenses from Adobe for the right to use Adobe PostScript® software in each type of copier or printer used with a Fiery Server or Controller. Although to date we have successfully obtained licenses to use Adobe’s PostScript® software when required, Adobe is not required to and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® software on reasonable terms, in a timely manner, or at all. In addition, in order to obtain licenses from Adobe, Adobe requires that we obtain from them quality assurance approvals for our products that use Adobe software. Although to date we have successfully obtained such quality assurances from Adobe, we cannot be certain Adobe will grant us such approvals in the future. If

Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® software and our financial condition and results of operations would be significantly harmed. In some products we have introduced substitute software developed internally that does not require any license from Adobe. The costs to continue to develop software internally could increase our research and development expenditures and we may not be able to recapture those costs through increased sales. While we plan on expanding the number of products using internally developed software, there can be no assurance that these products will be accepted in the market.

We depend upon a limited group of suppliers for key components in our products and the loss of any of these suppliers could adversely affect our business.

      Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components. We do not maintain long-term agreements with any of our component suppliers and conduct our business with such suppliers solely on a purchase order basis. Because the purchase of certain key components involves long lead times, in the event of unanticipated volatility in demand for our products, we have been in the past and may in the future be unable to manufacture certain products in a quantity sufficient to meet end user demand. Similarly, as has occurred in the past, in the event that anticipated demand does not materialize, we may hold excess quantities of inventory that could become obsolete. In order to meet projected demand, we maintain an inventory of components for which we are dependent upon sole or limited source suppliers and components with prices that fluctuate significantly. As a result, we are subject to a risk of inventory obsolescence, which could adversely affect our operating results and financial condition. Additionally, the market prices and availability of certain components, particularly memory and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of our products, have fluctuated significantly in the past. Such fluctuations in the future could have a material adverse effect on our operating results and financial condition including a reduction in gross margins.

We are dependent on a limited number of subcontractors, with whom we do not have long- term contracts, to manufacture and deliver products to our customers and the loss of any of these subcontractors could adversely affect our business.

      We subcontract with other companies to manufacture our products and we do not have long-term agreements with these subcontractors. We rely on the ability of our subcontractors to produce products to be sold to our customers and while we closely monitor our subcontractors performance we cannot make assurances that such subcontractors will continue to manufacture our products in a timely and effective manner. The weakened economy has led to the dissolution, bankruptcies and consolidations of some of the subcontractors who are able to manufacture our products, decreasing the available number of subcontractors. If the available number of subcontractors continues to decrease, it is possible that we will not be able to secure appropriate subcontractors to fulfill our demand in a timely manner or at all, particularly if demand for our products increases, or if we lose one or more of our current subcontractors. Fewer subcontractors may also reduce our negotiating leverage regarding product costs. Difficulties experienced by our subcontractors, including financial problems and the inability to make or ship our products or fix quality assurance problems, could harm our business, operating results and financial condition. If we decide to change subcontractors, we could experience delays in setting up new subcontractors which would result in delays in delivery of our products and potentially the cancellation of orders for our products. A high concentration of our products is manufactured at a single subcontractor location, Sanmina-SCI in Colorado. Should Sanmina-SCI experience any inability to manufacture or deliver product from this location our business, financial condition and operations could be harmed. Since we do not maintain long-term agreements with our subcontractors, any of our subcontractors could enter into agreements with our competitors that might restrict or prohibit such subcontractors from manufacturing our products or could otherwise lead to an inability of such subcontractor from filling our orders in a timely manner. In such event, we may not be able to find suitable replacement subcontractors and our business, financial condition and operations would likely be harmed.

Seasonal purchasing patterns of our OEM customers have historically caused lower fourth and first quarter revenue, which may negatively impact our results of operations.

      Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the fiscal quarter completed December 31, 2003 and in past fiscal fourth quarters (the quarter ending December 31) our results have been adversely affected because some or all of our OEM customers decrease, or otherwise delay, fourth quarter orders. Over the past several years our OEM customers have lowered channel inventories throughout the year, causing this effect to shift more from the fourth quarter into the first quarter, when our OEM customers typically have lower sales of their own products. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM customers focus on training their sales forces and have reduced sales to their customers. The primary reasons for these seasonal patterns are:

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

      As a result of these factors, we believe that period to period comparisons of our operating results are not meaningful and should not be relied upon to predict our future performance. We anticipate that future operating results may fluctuate significantly due to the continuation or changes in this seasonal demand pattern.

We may make acquisitions that are dilutive to existing stockholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.

      We seek to develop new technologies and products from both internal and external sources. As part of this effort, we have in the past made and will likely continue to make, acquisitions of other companies or other companies’ assets. Acquisitions involve numerous risks, such as:

•	if we issue equity securities in connection with an acquisition, the issuance may be dilutive to our existing stockholders, alternatively, acquisitions made entirely or partially for cash may reduce our cash reserves;

•	difficulties in integration of operations, employees, technologies, or products and the related diversion of management time and effort to accomplish successful integration;

•	risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	potential loss of key employees of the acquired company;

•	possible expense overruns;

•	an adverse reaction by customers, suppliers or partners of the acquired company or EFI;

•	the risk of changes in ratings by stock analysts;

•	potential litigation surrounding transactions;

•	the inability to protect or secure technology rights; and

•	an increase in operating costs.

      Mergers and acquisitions of companies are inherently risky and we cannot make assurances that our previous or future acquisitions will be successful or will not harm our business, operating results, financial condition, or stock price.

We face risks from our international operations and from currency fluctuations.

      Approximately 49% and 47% of our revenue from the sale of products for the twelve-month periods ended December 31, 2003 and 2002, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales outside North America will continue to represent a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters and political or economic conditions in a specific country or region.

      Given the significance of our non-U.S. sales to our total product revenue, we face a continuing risk from the fluctuation of the U.S. dollar versus the Japanese yen, the euro and other major European currencies and numerous Southeast Asian currencies. We typically invoice our customers in U.S. dollars and this may result in our products becoming more expensive in the local currency of our customers, thereby reducing our ability to sell our products. When we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar. In January 2003, we acquired Best GmbH, whose sales are principally denominated in the euro. Sales from this subsidiary increase our exposure to currency fluctuations. In addition, we have a substantial number of international employees which creates material operating costs denominated in foreign currencies. We have attempted to limit or hedge these exposures through operational strategies where we consider it appropriate. Our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.

      We rely on a combination of copyright, patent, trademark and trade secret protection, nondisclosure agreements and licensing and cross-licensing arrangements to establish, maintain and protect our intellectual property rights, all of which afford only limited protection. We have patent applications pending in the United States and in various foreign countries. There can be no assurance that patents will issue from these pending applications or from any future applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. Any failure to adequately protect our proprietary information could harm our financial condition and operating results. We cannot be certain that any patents that may be issued to us, or which we license from third parties, or any other of our proprietary rights will not be challenged, invalidated or circumvented. In addition, we cannot be certain that any rights granted to us under any patents, licenses or other proprietary rights will provide adequate protection of our proprietary information.

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

      Our corporate headquarters, including most of our research and development facilities and manufacturing operations, are located in the San Francisco Bay Area, an area known for seismic activity. This area has also experienced flooding in the past. In addition, many of the components necessary to supply our products are purchased from suppliers based in areas including the San Francisco Bay Area, Taiwan and Japan and are therefore subject to risk from natural disasters. A significant natural disaster, such as an earthquake or a flood, could harm our business, financial condition and operating results.

      We have employees, suppliers and customers located worldwide. We face the risk that our employees, suppliers, or customers, either through travel or contact with other individuals, could become exposed to contagious diseases such as severe acute respiratory syndrome, or SARS. In addition, governments in those regions have from time-to-time imposed quarantines and taken other actions in response to contagious diseases that could affect our operations. If a significant number of employees, suppliers, or customers were unable to fulfill their obligations, due to contagious diseases, actions taken in response to contagious diseases, or other reasons, our business, financial condition and operating results could be harmed.

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

      The market price for our common stock has been and may continue to be volatile. For example, during the twelve-month period ended December 31, 2003, the closing price of our common stock as reported on the Nasdaq National Market ranged from a low of $15.31 to a high of $28.10. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships, acquisitions or investments;

•	changes in financial estimates or other statements by securities analysts;

•	changes in general economic conditions;

•	terrorist attacks and the effects of military engagements;

•	changes in the rating of our debentures or other securities; and

•	changes in the economic performance and/or market valuations of other software and high-technology companies.

      Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts from time-to-time and the trading prices of our securities could decline as a result. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high-technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of high-technology companies could depress our stock price regardless of our operating results.

Our stock repurchase program could affect our stock price and add volatility

      Any repurchases pursuant to the stock repurchase program could affect our stock price and add volatility. There can be no assurance that the repurchases will be made at the best possible price. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, we are permitted and could discontinue our stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline.

Our debt service obligations may adversely affect our cash flow.

      In June 2003, we issued $240.0 million in 1.50% convertible senior debentures due in 2023. During the period the debentures are outstanding, we will have debt service obligations on the debentures of approximately $3.6 million per year in interest payments, payable semi-annually. In addition, beginning June 1, 2008, we could be required to pay contingent interest of 0.35% if during any six-month period from June 1 to November 30 and December 1 to May 31, the average market price of the debentures for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the debentures.

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

      If we issue other debt securities in the future, our debt service obligations will increase. We intend to fulfill our debt service obligations from cash generated by our operations, if any and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business. We may add lines of credit and obtain other long-term debt and mortgage financing to finance capital expenditures in the future.

      Our indebtedness could have significant negative consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to obtain additional financing; require the dedication of a substantial portion of any cash flow from operations to the payment of principal of and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and place us at a competitive disadvantage relative to our competitors with less debt.

We have issued debt convertible into common stock. If either we or the debt holders convert the debentures into common stock or are required to calculate earnings per share on an “as converted basis,” our earnings per share could decrease.

      In June 2003, we issued $240.0 million in 1.50% senior convertible debentures due in 2023. The debentures are convertible into our shares of common stock at an initial conversion rate of 37.8508 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $26.42 per share) under certain conditions and subject to certain adjustments. Holders may convert their debentures into shares of our common stock prior to 2023 under the following circumstances:

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

Item 7A:     Quantitative and Qualitative Disclosures About Market Risk

      The following discussions about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market Risk

      We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties to such contracts are major financial institutions.

Interest Rate Risk

      We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available—for-sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.

      The following table presents the hypothetical change in fair values in the financial instruments held by us at December 31, 2003 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.

      This table estimates the fair value of the portfolio at a twelve-month time horizon:

	Valuation of securities	No change	Valuation of securities
	given an interest rate	in interest	given an interest rate
	decrease of 100 basis points	rates	increase of 100 basis points

(In thousands)
Total Fair Market Value	$542,352	$540,669	$538,768

      The fair value of our 1.50% senior convertible debentures is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decreased as interest rates rise. The interest changes affect the fair value but do not impact our financial position, cash flows, or results of operations. As of December 31, 2003, the fair value of the 1.50% senior convertible debentures was approximately $284.4 million based upon quoted prices. The remaining long-term debt requires interest payments based on a variable rate, and therefore, its fair value is not subject to interest rate risk.

Derivatives

      We do not use any derivatives for trading or speculative purposes.

Financial Risk Management

      As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar-denominated sales in Japan and Europe and operating expenses in Japan and the Netherlands. At the present time, we do not hedge against these currency exposures, but as these exposures grow we may consider hedging against currency movements.

      We maintain investment portfolio holdings of various issuers, types and maturities, typically U.S. Treasury securities and municipal bonds. These securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). These securities are not leveraged and are held for purposes other than trading.

Item 8:     Financial Statements and Supplementary Data

Report of Independent Auditors

To the Board of Directors and Stockholders of

Electronics for Imaging, Inc.

      In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Electronics for Imaging, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets in accordance with guidance provided in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PricewaterhouseCoopers LLP

San Jose, California

March 5, 2004

ELECTRONICS FOR IMAGING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$113,163	$153,905
Short-term investments	510,949	344,465
Restricted cash, cash equivalents and short-term investments	69,669	—
Accounts receivable, net	53,317	42,267
Inventories	7,989	4,125
Other current assets	28,718	18,053

Total current assets	783,805	562,815
Property and equipment, net	49,094	53,187
Restricted investments	43,080	43,080
Goodwill	67,166	43,552
Intangible assets, net	51,032	17,386
Other assets	19,484	7,086

Total assets	$1,013,661	$727,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,995	$13,067
Accrued and other liabilities	67,386	47,353
Income taxes payable	33,231	32,341

Total current liabilities	118,612	92,761
Long-term obligations	240,236	278

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 54,396 and 54,569 shares outstanding, respectively	620	590
Additional paid-in capital	328,358	272,456
Deferred compensation	(1,597)	—
Treasury stock, at cost, 7,648 and 4,477 shares, respectively	(159,077)	(99,959)
Accumulated other comprehensive income	1,012	1,991
Retained earnings	485,497	458,989

Total stockholders’ equity	654,813	634,067

Total liabilities and stockholders’ equity	$1,013,661	$727,106

See accompanying notes to consolidated financial statements.

ELECTRONICS FOR IMAGING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	amounts)
Revenue	$379,587	$350,185	$517,608
Cost of revenue	148,054	167,685	282,113

Gross profit	231,533	182,500	235,495
Operating expenses:
Research and development	96,697	89,973	98,116
Sales and marketing	61,597	50,624	56,767
General and administrative	21,690	21,778	25,456
Amortization of goodwill and identified intangibles and other acquisition-related charges	19,670	4,391	12,255

Total operating expenses	199,654	166,766	192,594

Income from operations	31,879	15,734	42,901
Interest and other income, net:
Interest income	10,512	11,782	16,457
Interest expense	(2,886)	(54)	(190)
Litigation settlement income (charges), net	2,408	(4,409)	—
Loss on equity investment	(1,562)	—	—
Other income (expense), net	977	(242)	1,204

Total interest and other income, net	9,449	7,077	17,471

Income before income taxes	41,328	22,811	60,372
Provision for income taxes	(14,820)	(6,843)	(21,432)

Net income	$26,508	$15,968	$38,940

Earnings per share

Net income per basic common share	$0.49	$0.29	$0.73

Shares used in per-share calculation	53,789	54,256	53,468
Net income per diluted common share	$0.48	$0.29	$0.71

Shares used in per-share calculation	54,839	54,852	54,605

See accompanying notes to consolidated financial statements.

ELECTRONICS FOR IMAGING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Other
	Common Stock		Additional			Comprehensive		Total
			Paid-in	Deferred	Treasury	Income	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Stock	(Loss)	Earnings	Equity

	(In thousands)
Balances as of December 31, 2000	57,163	$575	$240,199	$—	$(99,959)	$420	$404,081	$545,316
Components of comprehensive income
Net income							38,940	38,940
Currency translation adjustment						(103)		(103)
Market valuation on short-term investments						902	—	902

Comprehensive income						799	38,940	39,739

Exercise of common stock options	975	7	13,082					13,089
Stock issued pursuant to ESPP	218	1	3,923					3,924
Tax benefit related to stock plans	—	—	4,499	—	—	—	—	4,499

Balances as of December 31, 2001	58,356	583	261,703		(99,959)	1,219	443,021	606,567
Components of comprehensive income
Net income							15,968	15,968
Currency translation adjustment						15		15
Market valuation on short-term investments						757	—	757

Comprehensive income						772	15,968	16,740

Exercise of common stock options	414	4	5,150					5,154
Stock issued pursuant to ESPP	276	3	4,106					4,109
Tax benefit related to stock plans	—	—	1,497	—	—	—	—	1,497

Balances as of December 31, 2002	59,046	590	272,456	—	(99,959)	1,991	458,989	634,067
Components of comprehensive income
Net income							26,508	26,508
Currency translation adjustment						1,417		1,417
Market valuation on short-term investments						(2,396)	—	(2,396)

Comprehensive income						(979)	26,508	25,529

Repurchase of common stock					(59,118)			(59,118)
Stock issued for acquisitions	202	2	5,575					5,577
Exercise of common stock options	2,425	24	36,581					36,605
Restricted stock grants	66	1	1,643	(1,597)				47
Stock issued pursuant to ESPP	305	3	3,980					3,983
Tax benefit related to stock plans	—	—	8,123	—	—	—	—	8,123

Balances as of December 31, 2003	62,044	$620	$328,358	$(1,597)	$(159,077)	$1,012	$485,497	$654,813

See accompanying notes to consolidated financial statements.

ELECTRONICS FOR IMAGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income	$26,508	$15,968	$38,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,162	14,996	28,012
Purchased in-process research & development	13,220	—	—
Loss on equity investment	1,562	—	—
Deferred taxes	2,226	3,702	10,139
Change in reserve for bad debts and sales-related reserves	96	(400)	386
Impairment of long-lived assets	306	—	—
Other	9	465	(126)
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(3,049)	12,244	17,654
Inventories	(3,092)	5,172	17,779
Receivables from sub-contract manufacturers	621	1,491	15,861
Other current assets	217	491	2,937
Accounts payable and accrued liabilities	(19,184)	(9,608)	(31,759)
Income taxes payable	9,510	5,401	26,738

Net cash provided by operating activities	46,112	49,922	126,561
Cash flows from investing activities:
Purchases of short-term investments	(1,143,532)	(386,028)	(62,928)
Proceeds from sales/maturities of short-term investments	974,653	302,712	54,592
Net purchases of restricted cash, cash equivalents and short-term investments	(69,669)	—	—
Net purchases of restricted investments	—	(2,945)	(26,171)
Purchases of property and equipment	(5,052)	(8,349)	(20,848)
Proceeds from sales of property and equipment	176	124	1,501
Businesses acquired, net of cash received	(58,240)	(1,924)	—
Receipt or sale of other assets	—	367	1,427

Net cash used for investing activities	(301,664)	(96,043)	(52,427)
Cash flows from financing activities:
Repayment of long-term obligations	(42)	(53)	(3,135)
Proceeds from issuance of long-term debt, net	233,244	—	—
Proceeds from issuance of common stock	40,635	9,263	17,013
Purchases of treasury stock	(59,118)	—	—

Net cash provided by financing activities	214,719	9,210	13,878

Effect of foreign exchange changes on cash & cash equivalents	91	—	—
(Decrease) increase in cash and cash equivalents	(40,742)	(36,911)	88,012
Cash and cash equivalents at beginning of year	$153,905	190,816	102,804

Cash and cash equivalents at end of year	$113,163	$153,905	$190,816

See accompanying notes to consolidated financial statements.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     The Company and Its Significant Accounting Policies

The Company and Its Business

      Electronics for Imaging, Inc., a Delaware corporation (the “Company”), through its subsidiaries, designs and markets digital imaging and print management solutions. Its technologies offer document management tools from creation to print, including web submission tools, production workflow, print management information software solutions, output management solutions, print servers and contollers and enterprise and mobile printing solutions. The Company also offers design-licensed solutions to printer and copier manufacturers and software to the printing industry. The Company operates primarily in one industry and sells its products primarily to original equipment manufacturers, major distribution partners and directly to print shops in North America, Europe and Japan.

Significant Accounting Policies

     Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Cash, Cash Equivalents and Short-term Investments

      The Company invests its excess cash in deposits with major banks; money market securities; and municipal, U.S. government and corporate debt securities. By policy, the Company invests primarily in high-grade marketable securities. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded on the consolidated balance sheet.

      The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Typically, the cost of these investments has approximated fair value. Marketable investments are classified as available-for-sale. Available-for-sale securities are stated at fair market value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of deferred income taxes. Realized gains and losses on sales of investments are included in other income.

     Concentration of Credit Risk

      The Company is exposed to credit risk in the event of default by any of its customers to the extent of amounts recorded in the consolidated balance sheet. Approximately 72% of the Company’s revenues are derived from three customers. The Company performs ongoing evaluations of the collectibility of the accounts receivable balances for its customers and maintains reserves for estimated credit losses; actual losses have not historically been significant.

     Inventories

      Inventories are stated at standard cost, which approximates the lower of actual cost using a first-in, first-out method, or market. The Company periodically reviews its inventories for potential slow-moving or obsolete items and writes down specific items to net realizable value as appropriate.

     Property and Equipment

      Property and equipment is recorded at cost. Depreciation on assets is computed using the straight-line method over the estimated useful lives of the assets. The estimated life for desktop and laptop computers is 18 to 24 months, while all other assets, other than furniture, are considered to have a 3-year life. Furniture has an estimated life of 5 years. Leasehold improvements are amortized using the straight-line method over the

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated useful lives of the improvements or the lease term, if shorter. Land improvements, such as parking lots and sidewalks, are amortized using the straight-line method over the estimated useful lives of the improvements.

     Long-lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company measures the assets for impairment based upon the estimated future undiscounted cash flows from the asset.

     Amortization of Goodwill and Purchased Intangible Assets

      Intangible assets acquired to date are being amortized on a straight-line basis over periods ranging from 3 to 10 years.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which is effective for fiscal years beginning after March 15, 2001. Upon adoption of the standard on January 1, 2002, the Company ceased amortizing goodwill and reclassified net intangible assets and deferred tax liabilities relating to acquired workforce totaling $0.9 million to goodwill. No changes were made to the useful lives of amortizable identifiable intangible assets in connection with the adoption of SFAS 142. The provisions of SFAS 142 also require periodic testing of goodwill for impairment. The annual impairment test performed on the June 30, 2003 balances did not indicate any impairment.

      Aggregate amortization expense was $6.5 million, $4.4 million and $12.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and workforce amortization, net of the related income tax effect, follows:

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	amounts, unaudited)
Reported net income	$26,508	$15,968	$38,940
Goodwill amortization	—	—	7,611
Workforce amortization, reclassified to goodwill	—	—	550
Tax impact	—	—	(2,611)

Adjusted net income	$26,508	$15,968	$44,490

Basic earnings per share:
Reported earnings per share — basic	$0.49	$0.29	$0.73
Goodwill amortization	—	—	0.14
Workforce amortization, reclassified to goodwill	—	—	0.01
Tax impact	—	—	(0.05)

Adjusted earnings per share — basic	$0.49	$0.29	$0.83

Diluted earnings per share:
Reported earnings per share — diluted	$0.48	$0.29	$0.71
Goodwill amortization	—	—	0.14
Workforce amortization, reclassified to goodwill	—	—	0.01
Tax impact	—	—	(0.05)

Adjusted earnings per share — diluted	$0.48	$0.29	$0.81

     Revenue Recognition

      Revenue from the sale of servers, controllers and design-licensed solutions is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

      Revenue from software consists of software licensing and post-contract customer support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value (“VSOE”) or, in the absence of VSOE, the residual method. VSOE is determined based on the price charged when the element is sold separately. In the absence of VSOE of a delivered element, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. Revenue allocated to software licenses is recognised when the following four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue allocated to post-contract support is recognised ratably over the term of the support contract (typically one to two years), assuming the four basic criteria are met.

      Revenue for consulting and development services is recognized over the contract term. Consulting and development services are billed based on time and materials and revenue is recognized as these services are performed. If these services are related to product development, the fee is recognized on milestones as defined in the product development contract. We recognize revenue from original equipment manufacturer (“OEM”) maintenance contracts ratably over the contract term.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Fair Value of Financial Instruments

      The carrying amounts of our financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to the short maturities of these financial instruments. The fair value of our convertible senior debentures issued in June 2003 was $284.4 million at December 31, 2003 based upon the quoted market price.

     Income Taxes

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has provided U.S. taxes on non-U.S. income to the extent these earnings are considered not permanently reinvested.

     Accounting for Derivative Instruments and Risk Management

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133 requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. The Company had one embedded derivative related to the 1.50% Senior Convertible Debentures as of December 31, 2003, the fair value of which was insignificant. The Company had no derivatives as of December 31, 2002.

     Employee Stock-Based Compensation

      In 1997, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted under this standard, the Company has elected to use the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for its stock options and other stock-based employee awards. Accordingly, no compensation cost related to stock options has been recorded in the income statement for stock-based compensation granted to employees. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this standard are effective for fiscal years and interim periods beginning after December 15, 2002.

      Had compensation cost for options and restricted stock granted in 2003, 2002 and 2001 under the Company’s stock-compensation plans been determined based on the fair value at the grant dates as prescribed

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by SFAS 123, the Company’s net income and pro forma net income (loss) per share would have been as follows:

		Years ended December 31,

		2003	2002	2001

		(In thousands,
		except per share amounts)
Net income (loss)	As reported	$26,508	$15,968	$38,940
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effect		30	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		17,859	21,841	18,664

	Pro forma	$8,679	$(5,873)	$20,276

Earnings (loss) per basic common share	As reported	$0.49	$0.29	$0.73

	Pro forma	$0.16	$(0.11)	$0.38

Earnings (loss) per diluted common share	As reported	$0.48	$0.29	$0.71

	Pro forma	$0.16	$(0.11)	$0.37

      See Note 11, “Employee Benefit Plans” for additional disclosures related to SFAS 123.

     Foreign Currency Translation

      The functional currency for all of the Company’s foreign operations is the U.S. dollar, except for its Best GmbH subsidiary, which is considered to have the euro as its functional currency and its Japanese subsidiary, for which the functional currency is the Japanese yen. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income. Where a currency other than the U.S. dollar is the functional currency, translation adjustments are recorded as a separate component of stockholders’ equity. Foreign currency translation and transaction gains and losses have not been significant in any period presented.

     Computation of Net Income per Common Share

      Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common ’shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents a reconciliation of basic and diluted earnings per share for the three years ended December 31, 2003:

	Years ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net income available to common shareholders	$26,508	$15,968	$38,940

Shares
Basic shares	53,789	54,256	53,468
Effect of Dilutive Securities	1,050	596	1,137

Diluted shares	54,839	54,852	54,605

Earnings per common share
Basic EPS	$0.49	$0.29	$0.73

Diluted EPS	$0.48	$0.29	$0.71

      Anti-dilutive weighted shares of common stock of 4,313,150; 5,276,164; and 5,715,912 as of December 31, 2003, 2002 and 2001, respectively, have been excluded from the effect of dilutive securities because the options’ exercise prices were greater than the average market price of the common shares for the years then ended. The 9,084,192 shares of common stock issuable upon conversion of the Company’s 1.50% Convertible Senior Debentures are excluded from the effect of dilutive securities in 2003 because none of the events that could allow the debentures to be converted have occurred.

     Variable Interest Entities

      On July 1, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and the amendment to the Interpretation issued in December 2003, which requires that we consolidate variable interest entities, or VIEs, in which we are the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. The adoption of FIN 46 did not have a material impact on the Company’s financial condition or results of operation. The Company has evaluated and will continue to assess its synthetic lease arrangements and other entities that we have a relationship with that may be deemed a VIE.

     Warranty

      The Company’s products are generally accompanied by a 12-month warranty, which covers both parts and labor. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), an accrual is made when it is estimable and probable based upon historical experience. A provision for estimated future warranty work is recorded in cost of goods sold after revenue is recognized and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty work estimates.

     Reclassifications

      Certain prior year balances have been reclassified to conform with the current year presentation.

     Use of Estimates

      The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets,

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, purchase commitments, revenue recognition and contingencies. The estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Recent Accounting Pronouncements

          SFAS 150

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of the pronouncement has not had a material impact on the Company’s financial condition or results of operations.

          FASB Interpretation No. 46

      In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“reissued interpretations”) resulting in multiple effective dates based upon the nature as well as the creation date of the VIE. VIEs created after January 31, 2003 but prior to January 1, 2004 may be accounted for on the basis of the original interpretation’s provisions. Non-special purpose entities created prior to February 1, 2003 should be accounted for under the reissued interpretations provisions no later than December 31, 2003.

      Effective July 1, 2003, the Company has applied the accounting and disclosure rules set forth in FIN 46 for VIEs acquired before January 31, 2003. We have evaluated the synthetic lease agreements to determine if the arrangements qualify as variable interest entities under FIN 46. The Company determined that the synthetic lease agreements do qualify as VIEs, however, as it is not the primary beneficiary under FIN 46 it is not required to consolidate the VIEs in the financial statements. The Company has not entered into any arrangement with VIEs created after January 31, 2003.

          SAB 104

      On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Staff Accounting Bulletin Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company does not expect the adoption of SAB 104 to have a material effect on its financial condition or result of operations.

Note 2:     Supplemental Cash Flow Information

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest expense	$(1,777)	$(54)	$(207)

Cash refunded for income taxes	$166	$2,382	$16,809

Acquisition related activities:
Cash paid for acquisitions	$(58,832)	$(1,926)	—
Cash acquired in acquisitions	592	2	—

Net cash paid for acquisitions	$(58,240)	$(1,924)	—

Common stock issued in connection with acquisitions	$(5,011)	—	—

Non-cash financing transactions:
Tax benefit from the exercise of non-qualified stock options recorded as a reduction of its income tax payable	$8,123	$1,497	$4,499

Note 3:     Mergers and Acquisitions

     2002 Acquisitions

      In May 2002, the Company acquired Unimobile, Inc., a wireless messaging software company for approximately $1.7 million in cash and capitalized transaction-related costs. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. The Company was required to pay an additional $1.0 million in cash upon Unimobile achieving certain revenue goals within 18 months of the acquisition. The consolidated financial statements include the operating results from the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not material.

     2003 Acquisitions

     Best GmbH

      In January 2003 the Company acquired Best GmbH, a German-based software company that provides proofing products for worldwide print and publishing markets for approximately $9.6 million in cash. The purchase price was adjusted by $0.3 million in December 2003 for additional capitalized transaction-related costs. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the basis of their fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

(In
thousands)
Cash acquired	$196
Other tangible assets	1,594
In-process research and development	1,220
Developed technology	2,080
Trademarks and trade names, license and distributor relationships	2,860
Goodwill	5,341

$13,291
Liabilities assumed	(1,754)
Deferred tax liability related to assets acquired	(1,952)

$9,585

      The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives with developed technology having a five-year life and all other acquired intangibles having a ten-year life.

     Printcafe Software, Inc.

      On October 21, 2003, the Company acquired Printcafe Software, Inc. (“Printcafe”) for total consideration of approximately $33.4 million, paid in cash and common stock of the Company. Approximately 12.8 million shares of Printcafe common stock were issued and outstanding on that date, of which approximately 8.8 million shares of Printcafe common stock were redeemed for $22.9 million and approximately 1.9 million shares were exchanged for approximately 0.2 million shares of the Company common stock, valued at $5.0 million. The remaining 2.1 million shares of stock were acquired by the Company for $5.5 million in cash earlier in 2003. The Company recorded a charge of $1.6 million after adopting the equity method of accounting for its investment in Printcafe, based upon its share of Printcafe’s losses for the pre-acquisition period. The Company incurred $1.0 million of capitalized transaction-related costs including legal fees, accounting fees and other consulting fees and assumed stock options with a fair value of $0.6 million. The Company assumed liabilities in excess of assets on the date of acquisition of $14.9 million. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition as follows:

(In thousands)

Cash acquired	$604
Other tangible assets acquired	19,096
In-process research and development	8,600
Developed technology	7,400
Customer relationships	16,100
Patents, trademarks and trade names	3,700
Goodwill	12,508

$68,008
Liabilities assumed	(34,607)

$33,401

      The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives with developed technology having a four-year life and all other acquired intangibles having a five-year life.

     T/R Systems, Inc.

      In November 2003 the Company acquired T/R Systems, Inc., for approximately $20.0 million in cash. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

(In thousands)

Cash overdraft acquired	$(208)
Other tangible assets acquired	11,968
In-process research and development	3,400
Developed technology	5,600
Patents, trademarks and trade names	1,200
Customer relationships	300
Goodwill	5,325

27,585
Liabilities assumed	(7,564)

$20,021

      The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives with developed technology having a three-year life, customer relationships having a four-year life and the remaining acquired intangibles having a five-year life.

Valuation Methodology

      Intangible assets acquired consist of developed technology, patents, trademarks and trade names and customer relationships. The amount allocated to the purchased in-process research and development

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“IPR&D”) was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value at rates ranging from 25% to 30%. The percentage of completion for in-process projects acquired ranged from 10% to 90%. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. IPR&D was included in operating expenses as part of other acquisition related charges.

      The unaudited pro forma information set forth below represents the revenues, net income and earnings per share of the Company and its 2003 acquisitions as if the acquisitions were effective as of the beginning of the periods presented and includes certain pro forma adjustments, including the adjustment of amortization expense to reflect purchase price allocations, interest income to reflect net cash used for the purchase and the related income tax effects of these adjustments.

      The unaudited pro forma information is not intended to represent or be indicative of the consolidated results of operations of EFI that would have been reported had the acquisitions been completed as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations or financial condition of EFI.

	Year Ended	Year Ended
	December 31, 2003	December 31, 2002

	(In thousands, except per share data)
Revenue	$417,957	$413,521

Net income (loss)	$26,866	$(8,295)

Basic earnings (loss) per common share	$0.50	$(0.15)

Diluted earnings (loss) per common share	$0.49	$(0.15)

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:     Balance Sheet Components

	December 31,

	2003	2002

	(In thousands)
Accounts receivable, net:
Accounts receivable	$57,111	$43,505
Less reserves and allowances	(3,794)	(1,238)

	$53,317	$42,267

Inventories:
Raw materials	$5,542	$2,295
Finished goods	2,447	1,830

	$7,989	$4,125

Other current assets:
Deferred income taxes, current portion	$23,725	$13,260
Receivable from subcontract manufacturers	938	1,559
Other	4,055	3,234

	$28,718	$18,053

Property and equipment, net:
Land, building and improvements	$38,857	$38,857
Equipment and purchased software	45,733	43,613
Furniture and leasehold improvements	13,994	12,544

	98,584	95,014
Less accumulated depreciation and amortization	(49,490)	(41,827)

	$49,094	$53,187

Other assets:
Deferred income taxes, non-current portion	$12,788	$6,238
Debt issuance costs	5,953	—
Other	743	848

	$19,484	$7,086

Accrued and other liabilities:
Accrued compensation and benefits	$18,993	$15,585
Deferred revenue	14,070	3,501
Warranty provision	2,103	2,515
Accrued royalty payments	7,916	7,933
Other accrued liabilities	24,304	17,819

	$67,386	$47,353

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:     Goodwill and Other Intangible Assets

	December 31, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Goodwill	$77,445	$(10,279)	$67,166	$53,831	$(10,279)	$43,552

Acquired technology	$36,281	$(10,472)	$25,809	$20,800	$(6,253)	$14,547
Patents, trademarks and trade names	11,186	(4,780)	6,406	6,000	(3,161)	2,839
Other intangible assets	19,525	(708)	18,817	—	—	—

Amortizable intangible assets	$66,992	$(15,960)	$51,032	$26,800	$(9,414)	$17,386

      Acquired technology, patents, trademarks and trade names and other intangible assets are amortized over their estimated useful lives of 3 to 10 years using the straight-line method. Aggregate amortization expense was $6.5 million, $4.4 million and $12.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      As of December 31, 2003, future estimated amortization expense related to intangible assets is expected to be $12.2 million for 2004, $11.1 million for 2005, $10.8 million for 2006, $7.9 million for 2007 and $2.8 million for 2008.

      As of December 31, 2003, the Company had net goodwill of $67.2 million. No impairments have been recorded against the goodwill balance since the adoption of SFAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. A reconciliation of the activity in goodwill for 2003 is presented below.

	2003

	(In thousands)
Beginning balance, January 1	$43,552
Additions	23,560	(1)
Impairments	—
Other	54	(2)

Ending Balance, December 31	$67,166

(1)	The additions to goodwill include $5.3 million for Best GmbH, $12.5 million for Printcafe and $5.3 million for T/ R Systems and $0.4 million for Unimobile.

(2)	Translation adjustments on the Best GmbH balance of $0.6 million and an adjustment to tax accruals related to the 2000 Splash acquisition of $0.5 million are included in the Other line.

Note 6:     Short-term and Restricted Short-term Investments

      Included in the disclosures below are $59.6 million of restricted short-term investments reported on the balance sheet under “Restricted cash, cash equivalents and short-term investments” that are considered available-for-sale.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize the Company’s available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2003	Cost	Gains	Losses	Fair Value

	(In thousands)
Municipal Securities	$128,552	$478	$(7)	$129,023
U.S. Government Securities	245,343	6	(642)	244,707
Corporate Securities	196,925	7	(119)	196,813

Total short-term and restricted short-term investments	570,820	491	(768)	570,543
Less: Restricted short-term investments	(59,589)	(5)	—	(59,594)

Total short-term investments	$511,231	$486	$(768)	$510,949

December 31, 2002

Municipal Securities	$188,516	$2,378	$—	$190,894
U.S. Government Securities	151,483	1,307		152,790
Corporate Securities	792	—	(11)	781

Total short-term investments	$340,791	$3,685	$(11)	$344,465

      The following table summarizes the contractual maturities of the available-for-sale investment securities as of December 31, 2003:

	Amortized
	Cost	Fair Value

	(In thousands)
Less than one year	$76,470	$76,368
Due in 1-2 years	248,764	248,518
Due in 2-3 years	245,586	245,657

Total short-term and restricted short-term investments	570,820	570,543
Less: Restricted short-term investments	(59,589)	(59,594)
Total short-term investments	$511,231	$510,949

Note 7:     Long-Term Debt

      On June 4, 2003 the Company sold $240.0 million of its 1.50% convertible senior debentures due in 2023 (the “Debentures”) in a private placement. The Debentures have been registered with the Securities and Exchange Commission under the Securities Act of 1933, and the registration statement was declared effective in January 2004. The Debentures are unsecured senior obligations of the Company, paying interest semi-annually in arrears at an annual rate of 1.50%. Additional interest at a rate of 0.35% per annum will be paid if the average market price of the debentures for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equal 120% or more of the principal amount of the debentures, beginning in the sixth year after issuance. The Debentures are convertible before maturity into shares of EFI common stock at a conversion price of approximately $26.42 per share of common stock but only upon the stock trading at or above $31.70 per share for 20 consecutive trading days during the last 30 consecutive trading days of the preceding fiscal quarter, or upon the occurrence of certain other specified events. The Company may redeem the Debentures at its option, on or after June 1, 2008 at a redemption price equal to par plus accrued interest, if any. In addition, holders of the Debentures may require the Company to repurchase all or some of the Debentures on June 1, 2008, 2013 and 2018 at a price equal to

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

100% of the principal amount plus accrued interest, including contingent interest, if any. The Company will pay the repurchase price for any debentures repurchased on June 1, 2008 in cash, but may choose to pay the repurchase price in cash, common stock of the Company, or any combination thereof in 2013 and 2018. Additionally, a holder may require the Company to repurchase all or a portion of that holder’s debentures if a fundamental change, as defined in the indenture, occurs prior to June 1, 2008 at 100% of their principal amount, plus any accrued and unpaid interest, including contingent interest, if any. The Company may choose to pay the repurchase price in cash, common stock of the Company, or any combination thereof.

	December 31, 2003	December 31, 2002

	(In thousands)
1.50% convertible debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$—
Bonds due to City of Foster City, variable interest rate, interest and principal payments due semi-annually	236	278

	$240,236	$278

Note 8:     Commitments and Contingencies

     Leases

     Off-Balance Sheet Financing — Synthetic Lease Arrangement

      In July 1999 the Company completed construction on company-owned land of a ten-story, 295,000 square foot building funded under a lease agreement entered into in 1997 (“1997 Lease”). In December 1999 the Company entered into a second agreement (“1999 Lease” and together with the 1997 Lease, the “Leases”) to lease a 165,000 square foot building adjacent to the first building additional facilities. In conjunction with the Leases, the Company has entered into separate ground leases with the lessors of the buildings for approximately 35 years. If the Company does not renew the building leases, the ground leases convert to a market rate.

      Both Leases have initial terms of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the leases for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased building at the end of the lease term The Company must meet certain financial covenant requirements related to cash to debt, fixed charge coverage ratio, leverage ratio and consolidated tangible net worth as defined in the lease agreements. If the Company maintains pledged collateral, then a limited subset of these covenants must be met. The tangible net worth financial covenant requires us to maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgements and lines of business. The Company is in compliance with all of the covenants, either directly, or through the existence of the pledged collateral. The pledged collateral under the 1997 Lease ($69.7 million at December 31, 2003) has been classified as restricted cash, cash equivalents and short-term investments. The Company is liable to the lessor for the full purchase amount of the buildings if it defaults on its covenants. The Company could be required to purchase the building under the 1997 lease if we were to default on any indebtedness in excess of $10.0 million, to not appeal a judgement in excess of $10.0 million, or where a creditor has commenced enforcement proceedings on an order for payment of money in excess of $10.0 million. In addition, the Company has pledged certain marketable securities, which are in proportion to the amount drawn under each lease. The funds pledged under the 1999 Lease (approximately $43.1 million at December 31, 2003) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

times. The Company is considered a Tranche A lender of $35.3 million of the $43.1 million, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

      The Company is treated as the owner of these buildings for federal income tax purposes.

      In January 2003 the FASB issued FIN 46. As noted in Note 1, the primary objectives of FIN 46 are to provide guidance on the identification of entities (“variable interest entities”) for which control is achieved through means other than voting rights and how to determine when and which business enterprise should consolidate the variable interest entity (“primary beneficiary”). The adoption of FIN 46 by the Company has not had a material impact on its financial condition or results of operations

      Effective July 1, 2003, we have applied the accounting and disclosure rules set forth in FIN 46 for VIEs acquired before January 31, 2003. We have evaluated the synthetic lease agreements to determine if the arrangements qualify as variable interest entities under FIN 46. We determined the synthetic lease agreements do qualify as VIEs, however, as we are not the primary beneficiary under FIN 46 we are not required to consolidate the VIEs in the financial statements. We have not entered into any arrangement with VIEs created after January 31, 2003.

      Under each Lease, the Company has first loss guarantees to the lessors, which make the Company liable for declines in the value of the buildings up to approximately 82% of the cost of the construction of the buildings. The first loss guarantee requires payment upon the end of the lease. The Company has assessed its exposure in relation to the first loss guarantees for both of the buildings under the Leases and has determined there is no deficiency to the guaranteed value at December 31, 2003. The Company will continue to assess the real estate market conditions to evaluate whether it needs to record any reserves under its first loss guarantee obligations.

      The Company also leases office facilities in various locations in the United States and overseas for periods ranging from two to five years, expiring between March 2003 and November 2009.

      The following summarizes the future minimum lease payments under the non-cancelable operating leases:

Fiscal Year	(In thousands)

2004	$3,535
2005	2,887
2006	3,209
2007	1,141
2008	410
2009 and thereafter	141

Total	$11,323

      Lease obligation related to the principal corporate facility is estimated and is based on current market interest rates (LIBOR) and based on collateralized assumptions.

      Rental expense amounted to approximately $3.6 million, $4.7 million and $5.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Purchase Commitments

      The Company sub-contracts with other companies to manufacture its products. During the normal course of business the sub-contractors procure components based upon orders placed by the Company. If the Company cancels all or part of the order, it may still be liable to the sub-contractors for the cost of the

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

components purchased by the sub-contractors for placement in its products. The Company periodically reviews the potential liability and the adequacy of the related reserve. The Company’s consolidated financial position and results of operations could be negatively impacted if the Company were required to compensate the sub-contract manufacturers for amounts in excess of the related reserve.

     Guarantees and Product Warranties

      The Company adopted Financial Accounting Standards Board Interpretation No 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), during the fourth quarter of 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company’s products are generally accompanied by a 12-month warranty, which covers both parts and labor. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The warranty provision is based upon historical experience, by product, configuration and geographic region.

      Changes in the warranty reserves for the years ended December 31, 2002 and 2003 were as follows:

(in thousands)

Balance at December 31, 2001	$2,364
Provision for warranty during the year	2,657
Settlements	(2,506)

Balance at December 31, 2002	$2,515
Provision for warranty during the year	1,493
Settlements	(1,905)

Balance at December 31, 2003	$2,103

      In the normal course of business and in an effort to facilitate the sales of our products, we sometimes indemnify other parties, including customers, lessors and parties to other transactions with us. Typically our indemnity provisions provide that we agree to hold the other party harmless against losses arising from a breach of representations and warranties or covenants and intellectual property infringement. Our indemnity provisions often limit the time within which an indemnification claim can be made as well as the amount of the claim which can be made. In addition, we have entered into indemnification agreements with our officers and directors; our bylaws also contain similar indemnification obligations for our agents.

     Legal Proceedings

      Over the past five years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and its customers for allegedly infringing his soon to be issued patent and for allegedly misappropriating his alleged trade secrets. The Company believes Mr. Coyle’s claims are baseless and completely without merit. On December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor has it infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California Court dismissed the Company’s complaint citing the Court’s lack of jurisdiction over Mr. Coyle. The Company appealed the

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court’s dismissal to the Court of Appeals for the Federal Circuit, who reversed the dismissal of our case and remanded it to the Northern District of California Court. Mr. Coyle and Kolbet Labs subsequently moved to dismiss our complaint under the Declaratory Judgement Act. The Court entered an order granting that dismissal on February 17, 2004. The Company has filed a notice of appeal for that decision. On February 17, 2004 we filed another declaratory relief action in the Northern District of California against Mr. Coyle and Kolbet Labs. We are pursuing our case against Mr. Coyle and Kolbet Labs.

      On February 26, 2002, Coyle’s company, J & L Electronics, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. The Company denied all of the allegations and management believed this lawsuit to be without merit. On March 28, 2003, the Federal District Judge dismissed the complaint for lack of jurisdiction over us. J & L Electronics appealed the dismissal to the Court of Appeals for the Federal Circuit. On February 9, 2004, the Court of Appeals for the Federal Circuit affirmed the dismissal of the complaint against us.

      On September 16, 2002, ArrivalStar, Inc., a Delaware corporation, filed a complaint in the U.S. District Court for the Northern District of Georgia against fourteen defendants, including the Company, alleging that each of the defendants has infringed one or more claims of six identified patents owned by ArrivalStar. The complaint alleged that the defendants infringe the claims by providing vehicle location communication services, arrival notifications and other related services. The Company and ArrivalStar settled the litigation on December 10, 2003 with each side dropping its claims and the Company receiving a covenant not to sue from ArrivalStar on the technology in suit. The case was dismissed on January 13, 2004 and is now concluded.

      On February 13, 2003, the Company entered into agreements with Printcafe to facilitate a merger between the two companies. On February 19, 2003, Creo Inc. (a Printcafe shareholder) commenced litigation in the Delaware Court of Chancery against the Company, Printcafe and certain of Printcafe’s principal officers and directors, challenging those agreements and seeking to restrain the Company and Printcafe from proceeding to enter into any further agreements with respect to a business merger. On February 21, 2003, the Delaware Court of Chancery denied the temporary restraining order sought by Creo. On February 26, 2003, the Company and Printcafe entered into a merger agreement providing for the Company’s acquisition of Printcafe which was completed on October 21, 2003. Creo has agreed to dismiss all claims with prejudice. The Company awaits approval by the Court of the dismissal.

      On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., now a wholly-owned subsidiary of the Company and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. The Company acquired Printcafe in October 2003 and believes that the lawsuit is without merit and intends to defend itself accordingly.

      In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business. The Company faces risks from third party claims of infringement and potential litigation.

Note 9:     Common Stock Repurchase Programs

      The Company repurchased approximately 3.1 million shares of its common stock for $18.56 per share, including transaction fees in June 2003 with funds received from the sale of its 1.50% senior convertible debentures. The Company has repurchased 35,000 shares of its common stock as of December 31, 2003 and has subsequently repurchased an additional 166,897 shares, which equals the number of shares issued in connection with the acquisition of Printcafe.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2003, the Board of Directors of the Company authorized $50.0 million to be used to repurchase shares of its common stock over the next year. No shares were repurchased under this program in 2003. The $50.0 million repurchase program is intended to partially offset the exercise of common stock options by employees and the distribution of common stock through the 2000 Employee Stock Purchase Plan. None of the shares of common stock repurchased by the Company have been cancelled.

Note 10:     Income Taxes

      The components of income before income taxes are as follows:

	Years ended December 31,

	2003	2002	2001

	(In thousands)
U.S.	$21,648	$7,222	$24,844
Foreign	19,680	15,589	35,528

Total	$41,328	$22,811	$60,372

      The provision for income taxes is summarized as follows:

	Years ended December 31,

	2003	2002	2001

	(In thousands)
Current:
U.S. Federal	$10,120	$907	$6,150
State	1,447	157	1,096
Foreign	1,490	2,690	4,047

Total current	13,057	3,754	11,293
Deferred:
U.S. Federal	3,536	4,116	13,092
State	(1,734)	(976)	(2,950)
Foreign	(39)	(51)	(3)

Total deferred	1,763	3,089	10,139

Total provision for income taxes	$14,820	$6,843	$21,432

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

	December 31,

	2003	2002

	(In thousands)
Depreciation	$(5,193)	$(2,885)
Amortization of intangibles	(6,614)	—
Convertible debt	(3,352)	—
Unremitted earnings of foreign subsidiaries	(15,668)	(13,632)

Gross deferred tax liabilities	(30,827)	(16,517)
Inventory reserves	3,246	3,785
Other reserves and accruals	4,338	1,159
Accrued compensation and benefits	1,727	1,068
Accrued royalties	1,246	1,009
Amortization of intangibles	—	2,677
Deferred tax on intercompany transactions	2,557	5,184
Net operating loss carry-forwards	26,989	4,141
Tax credit carry-forwards	18,798	12,503
Manufacturing reserves	1,508	2,013
Deferred revenue	4,656	1,206
Other	2,275	1,270

Gross deferred tax assets	67,340	36,015

Total deferred tax assets, net	$36,513	$19,498

      A reconciliation between the income tax provision computed at the federal statutory rate and the actual tax provision is as follows:

	Years ended December 31,

	2003		2002		2001

	$	%	$	%	$	%

	(In thousands)
Tax expense at federal statutory rate	$14,465	35.0	$7,983	35.0	$21,130	35.0
State income taxes, net of federal benefit	2,007	4.9	507	2.2	1,732	2.9
Tax-exempt interest income	(1,772)	(4.3)	(2,927)	(12.8)	(3,364)	(5.6)
Research and development credits	(3,341)	(8.1)	(1,066)	(4.7)	(2,521)	(4.2)
Foreign rate differential	(1,022)	(2.5)	1,992	8.7	2,755	4.6
In-process technology and amortization of goodwill	4,200	10.2	—	—	2,372	3.9
Other	283	0.7	354	1.6	(672)	(1.1)

Total	$14,820	35.9	$6,843	30.0	$21,432	35.5

      The Company has approximately $73.4 million and $23.5 million of loss and credit carry-forwards at December 31, 2003. These losses and credits will expire between 2004 and 2023. A significant portion of these net operating loss and credit carry-forwards relate to recent acquisitions and are subject to certain limitations under the U.S. Internal Revenue Code.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:     Employee Benefit Plans

      As of December 31, 2003, the Company has nine stock-based compensation plans, described below. The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock-based compensation granted to employees under its fixed stock option plans.

     Stock Option Plans

      The Company has eight stock option plans. The exercise price of each option granted under any open plan equals the market price of the Company’s stock on the date of grant and with a term of 7 to 10 years. Options are granted periodically throughout the year and generally vest ratably over two to four years. At December 31, 2003, approximately 0.4 million shares were available for future grants to employees, directors or consultants. The Company does not grant any options under the closed plans, however all outstanding options under the closed plans continue to be governed by the terms and conditions of the existing option agreements for those grants.

			Shares Available
Plan Name	Status	Origin	for Distribution

1999 Equity Incentive Plan	Open	Original	360,897
Splash 1996 Stock Option Plan	Open	Assumed	—
Printcafe 2002 Stock Incentive Plan	Open	Assumed	1,749
Printcafe 2002 Key Executive Stock Incentive Plan	Open	Assumed	25,464
1990 Stock Plan	Closed	Original	n/a
MGI 1985 Nonqualified Stock Option Plan	Closed	Assumed	n/a
Prograph 1999 Stock Incentive Plan	Closed	Assumed	n/a
Printcafe Inc. 2000 Stock Incentive Plan	Closed	Assumed	n/a

Total shares available, December 31, 2003			388,110

      For purposes of pro forma reporting, the Company estimates the fair value of its options using the Black-Scholes option value model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Years Ended December 31,

Black Scholes Assumptions & Fair Value	2003	2002	2001

Expected Volatility	62.4% – 68.1%	69.1%	67.6%
Dividend Yield	0.0%	0.0%	0.0%
Risk Free Interest Rate	2.0 to 2.75%	2.16 to 2.99%	2.28 to 4.60%
Weighted Average Expected Option Term	3.4 – 4.0 years	4.0 years	4.0 years
Weighted Average Fair Value of Options Granted	$11.99	$10.28	$11.46

      Stock issued under the ESPP plan are valued using the same assumptions as the stock grants, except that the term is reduced to 6 months.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock option activity as of and for the years ended December 31, 2003, 2002 and 2001 is presented below:

	Years ended December 31,

	2003		2002		2001

		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(Shares in thousands)
Beginning of Year	11,128	$21.25	9,376	$22.96	12,903	$28.31
Granted	3,269	20.48	3,172	17.06	1,344	16.86
Assumed thru acquisitions	140	189.96	—	—	—	—
Exercised	(2,425)	15.11	(414)	11.44	(975)	14.88
Forfeited	(625)	23.61	(1,006)	25.99	(3,896)	40.57

End of Year	11,487	$24.21	11,128	$21.25	9,376	$22.96

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

Range of	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(Shares in thousands)
$5.00 to $16.20	2,176	6.39	$13.36	1,516	$13.28
$16.24 to $17.50	2,129	8.38	17.17	1,379	17.23
$17.52 to $19.45	2,446	6.76	19.41	43	18.75
$19.50 to $25.28	2,039	6.87	22.70	1,313	22.16
$25.30 to $40.18	1,914	5.12	32.32	1,672	32.92
$40.62 to $7,467.09	783	4.47	72.61	770	67.85

$5.00 to $7,467.09	11,487	6.58	$24.21	6,693	$27.06

Restricted Stock Grants

      In 2003, the Company granted 66,000 shares of restricted stock from the 1999 Equity Incentive Plan to certain employees. The grant price of the restricted shares has a range of $24.65 to $25.28 per share, which equals the estimated grant date fair value. The vesting periods range from 6 to 48 months and for certain employees vesting can be accelerated if certain specified goals are achieved. The estimated fair value of the restricted stock was recorded in additional paid in capital, with an off-setting amount recorded as deferred compensation in the stockholders’ equity section of the balance sheet. As the stock vests, compensation expense will be recorded in the income statement and the deferred compensation account will be relieved. Approximately $47,000 was recorded as compensation expense in 2003.

Employee Stock Purchase Plan

      In 2001, the Company established an employee stock purchase plan which allows qualified employees (as defined) to purchase designated shares of the Company’s common stock at a price equal to 85% of the closing price on specified dates. The Plan is qualified under Section 423 of the Internal Revenue Code. The Company has initially authorized 400,000 shares for purchase under this plan, with an additional 0.5% of the common shares outstanding on the first day of each year being automatically added to the shares available for issue under this plan. As of December 31, 2003, there were 405,800 shares available for purchase under this plan. The Company issued 305,407 shares during 2003 at an average purchase price of $13.04.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee 401(k) Plan

      The Company sponsors a 401(k) Savings Plan (the “401(k) Plan”) to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 20% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company currently matches 50% of the employee contributions, up to a maximum of the first 4% of the employee’s compensation contributed to the plan, subject to IRS limitations. The Company match is annually determined by the Board of Directors. All matching contributions vest over four years starting with the hire date of the individual employee. Company matching contributions to the Plan totaled $1.0 million in 2003, $1.1 million in 2002 and $1.0 million in 2001. The employee and the Company’s contributions are cash contributions invested in mutual funds managed by an independent fund manager, or in self-directed retirement plans. The fund manager or the employee may invest in the Company’s common stock.

Note 12:	Information Concerning Business Segments and Major Customers

Information about Products and Services

      The Company operates in a single industry segment, technology for high-quality printing in short production runs. In accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information, the Company’s operating decision-makers have been identified as the executive officers of the Company, who review the operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company does not have separate operating segments for which discrete financial statements are prepared. The Company’s management makes operating decisions and assesses performance primarily based on product revenues.

      The following is a breakdown of revenues by product category for the years ended December 31, 2003, 2002 and 2001:

	Years ended December 31,

	2003	2002	2001

	(In thousands)
Servers	$178,948	$185,806	$242,214
Embedded Products	139,936	122,408	219,961
Professional Printing Applications	21,782	3,970	281
Miscellaneous	38,921	38,001	55,152

Total Revenue	$379,587	$350,185	$517,608

Information about Geographic Areas

      The Company’s sales originated in the United States, The Netherlands, Germany and Japan. Shipments to some of the Company’s OEM customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, the Company believes that sales to certain geographic locations might be higher or lower, as accurate data is difficult to obtain.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a breakdown of revenues by shipment destination for the years ended December 31, 2003, 2002 and 2001, respectively:

	Years ended December 31,

	2003	2002	2001

	(In thousands)
North America	$192,326	$184,891	$256,782
Europe	113,914	108,978	181,605
Japan	57,231	38,541	61,459
Rest of World	16,116	17,775	17,762

Total Revenue	$379,587	$350,185	$517,608

Information about Major Customers

      Three customers, each with total revenues greater than 10%, accounted for approximately 28%, 25% and 19% of revenue in 2003. Three customers, each with total revenues greater than 10%, accounted for approximately 29%, 28% and 10% of revenue in 2002. Four customers, each with total revenues greater than 10%, accounted for approximately 32%, 26%, 11% and 10% of revenue in 2001. Three customers, each with accounts receivable balances greater than 10%, in aggregate accounted for approximately 66% and 72% of the accounts receivable balance as of December 31, 2003 and 2002, respectively.

Note 13:	Subsequent Events

      On February 20, 2004 the Company acquired ADS Communications, Inc. (“ADS”) for approximately $11.5 million in cash. ADS, a privately-held, Arizona-based company, is a leading provider of service automation software for the office equipment industry.

Note 14:	Unaudited Quarterly Consolidated Financial Information

      The following table presents the Company’s operating results for each of the eight quarters in the two-year period ended December 31, 2003. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the notes thereto appearing in this Annual Report. These operating results are not necessarily indicative of the results for any future period.

2003:	Q1	Q2	Q3	Q4

	(In thousands, except per share data)
Revenue	$85,715	$88,689	$97,330	$107,853
Gross profit	49,487	53,430	59,678	68,938
Income from operations	4,411	8,641	14,359	4,468
Net income(1)	5,102	8,091	12,249	1,066
Net income per basic common share(1)	$0.09	$0.15	$0.23	$0.02
Net income per diluted common share(1)	$0.09	$0.15	$0.23	$0.02

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002:	Q1	Q2	Q3	Q4

Revenue	$82,893	$83,931	$92,652	$90,709
Gross profit	40,790	42,607	49,208	49,895
Income from operations	(331)	518	6,809	8,738
Net income	2,023	2,465	3,612	7,868
Net income per basic common share	$0.04	$0.05	$0.07	$0.14
Net income per diluted common share	$0.04	$0.05	$0.07	$0.14

(1)	Q2 and Q3 2003 include the losses associated with the equity investment in Printcafe.

      The following table presents the information as previously reported on Form 10-Q for each quarter in 2003 and the adjustments made for the loss in equity investment upon the acquisition of Printcafe in October 2003 (See Note 3 to the Notes to the Consolidated Financial Statements).

	Q2 2003			Q3 2003

		Net income	Net income		Net income	Net income
		per basic	per diluted		per basic	per diluted
	Net income	common share	common share	Net income	common share	common share

	(In thousands, except per share data)
As reported in 10-Q	$8,251	$0.15	$0.15	$12,980	$0.25	$0.24
Additional loss	(160)	—	—	(731)	(0.02)	(0.01)

As adjusted	$8,091	$0.15	$0.15	$12,249	$0.23	$0.23

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PART III

Item 10:	Directors and Executive Officers of the Registrant

      Information regarding directors of the Company is incorporated by reference from the information contained under the caption “Election of Directors” in the Company’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”). Information regarding current executive officers of the Registrant is incorporated by reference from information contained under the caption “Executive Officers” in the Company’s 2004 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s 2004 Proxy Statement. Information regarding the audit committee of the Company’s board of directors and information regarding an audit committee financial expert is incorporated by reference from information contained under the caption “Committees of the Board of Directors” in the Company’s 2004 Proxy Statement. Information regarding the Company’s code of ethics is incorporated by reference from information contained under the caption “Committees of the Board of Directors” in the Company’s 2004 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our board of is incorporated by reference from information contained under the caption “Committees of the Board of Directors” in the Company’s 2004 Proxy Statement.

Item 11:	Executive Compensation

      The information required by this item is incorporated by reference from the information contained under the caption “Executive Compensation” in the Company’s 2004 Proxy Statement.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth below, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in the Company’s 2004 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table sets forth information as of December 31, 2003 concerning securities that are authorized under equity compensation plans.

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise price	under equity compensation
	outstanding options, warrants	of outstanding options, warrants	plans (excluding securities
Plan category	and rights	and rights	reflected in column 1)

Equity compensation plans approved by stockholders	11,470,870	$22.86	388,110
Equity compensation plans not approved by stockholders	—	—	—

Total	11,470,870	$22.86	388,110

      This table does not include options outstanding as of December 31, 2003, representing 16,477 shares with an average exercise price of $960.62, that were assumed in connection with business combinations where additional grants cannot be made.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 13:	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the information contained under the caption “Related Transactions” in the Company’s 2004 Proxy Statement.

Item 14:	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in the Company’s 2004 Proxy Statement.

PART IV

Item 15:	Exhibits, Financial Statement Schedules and Reports on Form 10-K.

      (a) Documents Filed as Part of this Report

(1) Index to Financial Statements

      The Financial Statements required by this item are submitted in Item 8 of this report as follows:

(2) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto in Item 8 of this report.)

(3) Exhibits

Exhibit
No.

2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc.(7)
2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc.(8)
2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc.(5)
2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and PrintCafe Software, Inc.(13)
2.5	Agreement and Plan of Merger, dated as of September 2, 2003, by and among the Company, T/R Systems, Inc and Tribeca Acquisition Corporation.(16)
3.1	Amended and Restated Certificate of Incorporation.(2)

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit
No.

3.2		Bylaws as amended.(1)
4.1		See Exhibit 3.1.
4.2		Specimen Common Stock certificate of the Company.(1)
4.3		Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023.(14)
4.4		Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above).(14)
4.5		Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated.(14)
10.1†	†	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company.(11)
10.2*	*	1990 Stock Plan of the Company.(1)
10.3*	*	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan.(9)
10.4*	*	The 1999 Equity Incentive Plan.(6)
10.5*	*	Form of Indemnification Agreement.(1)
10.6*	*	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company.(15)
10.7*	*	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company.(15)
10.8*	*	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company.(15)
10.9*	*	Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company’s corporate headquarters building to be built in Foster City, California.(4)
10.10		Lease Financing of Properties Located in Foster City, California, dated as of January 18, 2000 among the Company, Société Générale Financial Corporation and Société Générale.(9)
10.11	**	2000 Employee Stock Purchase Plan.(3)
10.12	**	Offer to Exchange dated September 17, 2001.(10)
10.13	**	Splash Technology Holdings, Inc. 1996 Stock Option Plan.(12)
10.14	**	Prographics, Inc. 1999 Stock Option Plan.(17)
10.15	**	Printcafe Software, Inc. 2000 Stock Incentive Plan.(17)
10.16	**	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan.(17)
10.17	**	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan.(17)
10.18	**	T/R Systems, Inc. 1999 Stock Option Plan.(18)
21.1		List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney (see signature page).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit
No.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

**	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.

†	The Company has received confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-18805) and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Report of Unscheduled Material Events on Form 8-K on September 8, 1999 (File No. 0-18805) and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-88135) and incorporated herein by reference.

(7)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.

(8)	Filed as exhibit (d) (5) to the Company’s TO/A Number 3 on October 20, 2000 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(10)	Filed as exhibit (a) (1) to the Company’s Schedule TO-I on September 17, 2001 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-18805) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-49298) and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-103954) and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 18805) and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 18805) and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q/A for the quarter ended September 30, 2003 (File No. 18805) and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on November 5, 2003 and incorporated herein by reference.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on January 20, 2004 and incorporated herein by reference.

      (b) Reports on Form 8-K

A report on Form 8-K filed October 22, 2003, reporting under Item 12 the announcement that on October 22, 2003, Electronics for Imaging, Inc. issued a press release regarding its financial results for its third quarter of fiscal year 2003 ended September 30, 2003.

      (c) List of Exhibits

See Item 15 (a).

      (d) Consolidated Financial Statement Schedule II for the years ended December 31, 2003, 2002 and 2001, respectively.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ELECTRONICS FOR IMAGING, INC.

Schedule II

Valuation and Qualifying Accounts

	Balance at
	beginning	Charged to	Charged to/		Balance at
	of	revenue and	from other		end of
Description	period	expenses	accounts	Deductions	period

	(In thousands)
Year Ended December 31, 2003
Allowance for doubtful accounts and sales-related reserves	$1,238	$580	$2,237 (1)	$(261)	$3,794
Year Ended December 31, 2002
Allowance for doubtful accounts and sales-related reserves	$1,631	$(196)	$20	$(217)	$1,238
Year Ended December 31, 2001
Allowance for doubtful accounts and sales-related reserves	$2,430	$386	$—	$(1,185)	$1,631

(1)	Bad debt reserves from the acquisition of Best GmbH — $30, Printcafe Software, Inc. — $1,713 and T/R Systems, Inc — $394, and sales-related reserve — $100.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

By:	/s/ GUY GECHT

Guy Gecht
Chief Executive Officer

March 15, 2004

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Guy Gecht and Joseph Cutts jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Form 10-K Annual Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GUY GECHT Guy Gecht	Chief Executive Officer, Director (Principal Executive Officer)	March 15, 2004

/s/ FRED ROSENZWEIG Fred Rosenzweig	President and Chief Operating Officer, Director (Principal Operating Officer)	March 15, 2004

/s/ JOSEPH CUTTS Joseph Cutts	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 15, 2004

/s/ GILL COGAN Gill Cogan	Director	March 15, 2004

/s/ JEAN-LOUIS GASSÉE Jean-Louis Gassée	Director	March 15, 2004

/s/ DAN MAYDAN Dan Maydan	Director	March 15, 2004

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Signature	Title	Date

/s/ THOMAS UNTERBERG Thomas Unterberg	Director	March 15, 2004

/s/ JAMES S. GREENE James S. Greene	Director	March 15, 2004

/s/ DAVID PETERSCHMIDT David Peterschmidt	Director	March 15, 2004

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit Index

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc.(7)
2.2		Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc.(8)
2.3		Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc.(5)
2.4		Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering and PrintCafe Software, Inc.(13)
2.5		Agreement and Plan of Merger, dated as of September 2, 2003, by and among the Company, T/ R Systems, Inc and Tribeca Acquisition Corporation.(16)
3.1		Amended and Restated Certificate of Incorporation.(2)
3.2		Bylaws as amended.(1)
4.1		See Exhibit 3.1
4.2		Specimen Common Stock certificate of the Company. (1)
4.3		Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023.(14)
4.4		Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above)(14)
4.5		Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated.(14)
10	.1††	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company.(11)
10	.2**	1990 Stock Plan of the Company.(1)
10	.3**	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan.(9)
10	.4**	The 1999 Equity Incentive Plan.(6)
10	.5**	Form of Indemnification Agreement.(1)
10	.6**	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company.(15)
10	.7**	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company.(15)
10	.8**	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company.(15)
10	.9**	Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company’s corporate headquarters building to be built in Foster City, California.(4)
10.10		Lease Financing of Properties Located in Foster City, California, dated as of January 18, 2000 among the Company, Société Générale Financial Corporation and Société Générale.(9)
10	.11**	2000 Employee Stock Purchase Plan.(3)
10	.12**	Offer to Exchange dated September 17, 2001.(10)
10	.13**	Splash Technology Holdings, Inc. 1996 Stock Option Plan(12)
10	.14**	Prographics, Inc. 1999 Stock Option Plan(17)
10	.15**	Printcafe Software, Inc. 2000 Stock Incentive Plan(17)

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit
No.		Description

10	.16**	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan(17)
10	.17**	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan(17)
10	.18**	T/ R Systems, Inc. 1999 Stock Option Plan(18)
21.1		List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney (see signature page)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1		Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.
32.2		Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

**	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.

†	The Company has received confidential treatment with respect to portions of these documents.

††	The Company has requested confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-18805) and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Report of Unscheduled Material Events on Form 8-K on September 8, 1999 (File No. 0-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-88135) and incorporated herein by reference.

(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 is incorporated herein by reference.

(7)	Filed as exhibit (d) (5) to the Company’s TO/ A Number 3 on October 20, 2000 is incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(9)	Filed as an exhibit (a) (1) to the Company’s Schedule TO-I on September 17, 2001 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-18805) and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-49298) and incorporated herein by reference.

ELECTRONICS FOR IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-103954) and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 18805) and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q/ A for the quarter ended June 30, 2003 (File No. 18805) and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 18805) and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q/A for the quarter ended September 30, 2003 (File No. 18805) and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on November 5, 2003 and incorporated herein by reference

(18)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on January 20, 2004 and incorporated herein by reference