Form 10-Q
period 2004-03-31
ELECTRONICS FOR IMAGING INC
filed 2004-05-10
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-18805

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

The number of shares of Common Stock outstanding as of April 30, 2004 was 53,583,665.

ELECTRONICS FOR IMAGING, INC.

PART I            FINANCIAL INFORMATION

     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Electronics for Imaging, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except per share amounts)	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,252	$113,163
Short-term investments	509,552	510,949
Restricted cash and short-term investments	69,863	69,669
Accounts receivable, net	42,950	53,317
Inventories	8,802	7,989
Other current assets	29,145	28,718

Total current assets	764,564	783,805
Property and equipment, net	48,115	49,094
Restricted investments	43,080	43,080
Goodwill	76,710	67,166
Intangible assets, net	50,725	51,032
Other assets	18,481	19,484

Total assets	$1,001,675	$1,013,661

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,722	$17,995
Accrued and other liabilities	59,528	67,386
Income taxes payable	36,280	33,231

Total current liabilities	111,530	118,612
Long-term obligations	240,236	240,236

Commitments and contingencies (Note 11)
Total liabilities	351,766	358,848

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 53,969 and 54,397 shares issued and outstanding, respectively	627	620
Additional paid-in capital	340,356	328,358
Deferred compensation	(1,466)	(1,597)
Treasury stock, at cost, 8,749 and 7,648 shares, respectively	(188,007)	(159,077)
Accumulated other comprehensive income	1,893	1,012
Retained earnings	496,506	485,497

Total stockholders’ equity	649,909	654,813

Total liabilities and stockholders’ equity	$1,001,675	$1,013,661

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2004	2003
Revenue	$106,682	$85,715
Cost of revenue	38,120	36,228

Gross profit	68,562	49,487
Operating expenses:
Research and development	27,164	22,810
Sales and marketing	18,962	14,730
General and administrative	6,633	4,991
Amortization of identified intangibles and other acquisition-related expense	4,462	2,545

Total operating expenses	57,221	45,076

Income from operations	11,341	4,411
Interest and other income, net	3,013	2,578
Interest expense	(1,250)	—
Litigation settlement income, net	58	—
Gain on sale of business	2,994	—

Income before income taxes	16,156	6,989
Provision for income taxes	(5,147)	(1,887)

Net income	$11,009	$5,102

Net income per basic common share	$0.20	$0.09
Shares used in per-share calculation	54,209	54,707

Net income per diluted common share	$0.20	$0.09
Shares used in per-share calculation	55,991	55,190

     See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2004	2003
Cash flows from operating activities:
Net income	$11,009	$5,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,161	3,904
In-process research and development expense	1,000	1,220
Bad debt reserve	(941)	(27)
Deferred income taxes	—	(1,951)
Deferred compensation	131	—
Gain on sale of assets	(2,994)	—
Changes in operating assets and liabilities:
Accounts receivable	11,326	2,406
Inventories	(814)	(972)
Receivable from subcontract manufacturers	(569)	(808)
Other current assets	(1,072)	(1,114)
Accounts payable and accrued liabilities	(11,846)	(1,561)
Income taxes payable	4,384	2,674

Net cash provided by operating activities	15,775	8,873

Cash flows from investing activities:
Purchases and sales/maturities of short-term investments, net	3,050	16,063
Net purchases of restricted cash and investments	(182)	—
Investment in property and equipment, net	(1,378)	(1,782)
Acquisition of subsidiary	(11,550)	(8,756)
Proceeds from sale of assets	4,134	—
Change in other assets	(48)	182

Net cash (used for) provided by investing activities	(5,974)	5,707

Cash flows from financing activities:
Issuance of common stock	10,273	3,688
Repurchase of common stock	(28,930)	—

Net cash (used for) provided by financing activities	(18,657)	3,688

Effect of exchange rate changes on cash and cash equivalents	(55)	48

(Decrease) increase in cash and cash equivalents	(8,911)	18,316
Cash and cash equivalents at beginning of year	113,163	153,905

Cash and cash equivalents at end of period	$104,252	$172,221

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the “Company”), as of and for the interim period ended March 31, 2004, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2003, contained in the Company’s Annual Report to Stockholders on Form 10-K. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with accounting principles generally accepted in the United States of America. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto. Certain prior year balances have been reclassified to conform with the current year presentation.

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

The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim period ended March 31, 2004 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. Accounting for Derivative Instruments and Hedging

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133 requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. The Company had one embedded derivative related to the 1.50% Senior Convertible Debentures as of March 31, 2004, the fair value of which was insignificant.

3. Stock-based Employee Compensation

As permitted under Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to use the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25. Accounting for Stock Issued to Employees. Accordingly, no stock based compensation costs related to stock options has been recorded in the income statement. The Company has determined pro forma net earnings and net earnings per share information as if the fair value method described in SFAS 123 had been applied to its employee stock-based compensation had been recognized as compensation expense.

		Three months ended March 31,

(in thousands, except per share amounts)		2004	2003
Net income	As reported	$11,009	$5,102
Add: Stock-based employee compensation expenses included in reported net income for restricted stock grants, net of related tax effect		92	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		(5,172)	(3,862)

Net income	Pro forma	$5,929	$1,240

Earnings per basic common share	As reported	$0.20	$0.09
	Pro forma	$0.11	$0.02

Earnings per diluted common share	As reported	$0.20	$0.09
	Pro forma	$0.11	$0.02

4. Comprehensive Income

The Company’s comprehensive income, which encompasses net income, market valuation adjustments and currency translation adjustments, is as follows:

	Three Months Ended March 31,
(in thousands, unaudited)	2004	2003
Net income	$11,009	$5,102
Market valuation of investments, net of tax	1,000	(284)
Currency translation adjustment	(118)	282

Comprehensive Income	$11,891	$5,100

5. Earnings Per Share

The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts, unaudited)	2004	2003
Net income available to common shareholders	$11,009	$5,102

Shares
Basic shares	54,209	54,707
Effect of dilutive securities	1,782	483

Diluted Shares	55,991	55,190

Earnings per common share
Basic EPS	$0.20	$0.09

Diluted EPS	$0.20	$0.09

Anti-dilutive weighted average shares of common stock of 2,460,711 and 7,266,524 as of March 31, 2004 and 2003, respectively, have been excluded from the effect of dilutive securities because the options’ exercise prices were greater than the average market price of the common stock for the periods then ended. The convertible debentures issued June 4, 2003 are considered contingently convertible securities and were excluded from the earnings per share calculations for all periods presented. The debentures represent 9,084,192 potential shares of common stock issuable upon conversion.

6. Acquisitions and Divestitures

2003 Acquisitions

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

Printcafe Software, Inc.

In October 2003, the Company acquired Printcafe Software, Inc. (“Printcafe”) for total consideration of approximately $33.4 million, paid in cash and common stock of the Company. Approximately 12.8 million shares of Printcafe common stock were issued and outstanding on that date, of which approximately 8.8 million shares of Printcafe common stock were redeemed for $22.9 million and approximately 1.9 million shares were exchanged for approximately 0.2 million shares of the Company common stock, valued at $5.0 million. The remaining 2.1 million shares of stock were acquired by the Company for $5.5 million earlier in 2003. The Company recorded a charge of $1.6 million after adopting the equity method of accounting for its investment in Printcafe, based upon its share of Printcafe’s losses for the pre-acquisition period. The Company incurred $1.0 million of capitalized transaction-related costs including legal fees, accounting fees and other consulting fees and assumed stock options with a fair value of $0.6 million. The Company assumed liabilities in excess of assets on the date of acquisition of $14.9 million. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition as follows:

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

$20,021

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives with developed technology having a three-year life, customer relationships having a four-year life and the remaining acquired intangibles having a five- to seven-year life.

2004 Acquisitions

Automated Dispatch Systems Inc.

In February 2004 the Company acquired Automated Dispatch Systems, Inc. (“ADS”), for approximately $11.8 million in cash. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

(in thousands)
Cash	$261
Other tangible assets	336
In-process research and development	1,000
Developed technology	3,700
Customer relationships	900
Non-competition agreement	300
Goodwill	9,440

15,937
Liabilities assumed	(1,791)
Deferred tax liability related to assets acquired	(2,335)

$11,811

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

Pro forma Information

The unaudited pro forma information set forth below represents the revenues, net income and earnings per share of the Company and its 2003 and 2004 acquisitions as if the acquisitions were effective as of the beginning of the periods presented and includes certain pro forma adjustments, including the adjustment of amortization expense to reflect purchase price allocations, interest income to reflect net cash used for the purchase and the related income tax effects of these adjustments.

The unaudited pro forma information is not intended to represent or be indicative of the consolidated results of operations of EFI that would have been reported had the acquisitions been completed as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations or financial condition of EFI.

	Three Months Ended March 31
(in thousands, except per share data)	2004	2003
Revenue	$108,764	$101,126

Net income	$11,640	$94

Basic earnings per common share	$0.21	$0.00

Diluted earnings per common share	$0.21	$0.00

2004 Divestiture

In February 2004 the Company sold its investment in the Unimobile business for cash of $5.3 million, including $1.1 million of cash held in escrow for up to eighteen months after the sale. The Company recognized a gain on sale of $3.0 million after accounting for the intangible and tangible assets of $1.8 million and related liabilities of $0.5 million.

7. Balance Sheet Components

(in thousands)	March 31, 2004	December 31, 2003
Accounts receivable:
Accounts receivable	$45,833	$57,111
Less reserves and allowances	(2,883)	(3,794)

	$42,950	$53,317

Inventories:
Raw materials	$5,102	$5,542
Finished goods	3,700	2,447

	$8,802	$7,989

	March 31, 2004	December 31, 2003
Other current assets:
Deferred income taxes, current portion	$22,722	$23,725
Receivable from subcontract manufacturers	1,507	938
Other	4,916	4,055

	$29,145	$28,718

Property and equipment:
Land, building and improvements	$39,279	$38,857
Equipment and purchased software	46,831	45,733
Furniture and leasehold improvements	13,490	13,994

	99,600	98,584

Less accumulated depreciation and amortization	(51,485)	(49,490)

	$48,115	$49,094

Other assets:
Deferred income taxes, non-current, net	$10,788	$12,788
Debt issuance costs, net	5,678	5,953
Other	2,015	743

	$18,481	$19,484

Accrued and other liabilities:
Accrued compensation and benefits	$13,314	$18,993
Deferred revenue	12,215	14,070
Accrued warranty provision	1,907	2,103
Accrued royalty payments	7,922	7,916
Other accrued liabilities	24,170	24,304

	$59,528	$67,386

8. Goodwill and Other Identified Intangible Assets

	March 31, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill	$86,989	$(10,279)	$76,710	$77,445	$(10,279)	$67,166

Acquired technology	$37,684	$(11,535)	$26,149	$36,281	$(10,472)	$25,809
Trademarks and trade names	10,686	(5,192)	5,494	11,186	(4,780)	6,406
Other intangible assets	20,729	(1,647)	19,082	19,525	(708)	18,817

Amortizable intangible assets	$69,099	$(18,374)	$50,725	$66,992	$(15,960)	$51,032

In connection with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (SFAS 142), as of January 1, 2002, goodwill is no longer amortized but reviewed annually during the second fiscal quarter for impairment. The Company conducted goodwill impairment tests in fiscal 2003, and the results of these tests indicated that its goodwill was not impaired. Goodwill was increased by $9.5 million during the first quarter of 2004 related to the acquisition of ADS and additional costs associated with the 2003 acquisitions.

     Aggregate amortization expense was $3.5 million for the three months ended March 31, 2004 and $1.3 million for the three months ended March 31, 2003. As of March 31, 2004 future estimated amortization expense related to intangible assets is estimated to be:

(in thousands)
2004	$10,121
2005	12,577
2006	12,238
2007	9,389
2008 and thereafter	6,032

9. Long-term Debt

On June 4, 2003 the Company sold $240.0 million of its 1.50% convertible senior debentures due in 2023 (the “Debentures”) in a private placement. The Debentures have been registered with the Securities and Exchange Commission under the Securities Act of 1933 pursuant to a registration statement declared effective in January 2004. The Debentures are unsecured senior obligations of the Company, paying interest semi-annually in arrears at an annual rate of 1.50%. Additional interest at a rate of 0.35% per annum will be paid if the average market price of the debentures for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the debentures, beginning in the sixth year after issuance. The Debentures are convertible before maturity into shares of EFI common stock at a conversion price of approximately $26.42 per share of common stock but only upon the stock trading at or above $31.70 per share for 20 consecutive trading days during the last 30 consecutive trading days of the preceding fiscal quarter, or upon the occurrence of certain other specified events. The Company may redeem the Debentures at its option, on or after June 1, 2008 at a redemption price equal to par plus accrued interest, if any. In addition, holders of the Debentures may require the Company to repurchase all or some of the Debentures on June 1, 2008, 2013 and 2018 at a price equal to 100% of the principal amount plus accrued interest, including contingent interest, if any. The Company will pay the repurchase price for any debentures repurchased on June 1, 2008 in cash, but may choose to pay the repurchase price in cash, common stock of the Company, or any combination thereof in 2013 and 2018. Additionally, a holder may require the Company to repurchase all or a portion of that holder’s debentures if a fundamental change, as defined in the indenture, occurs prior to June 1, 2008 at 100% of their principal amount, plus any accrued and unpaid interest, including contingent interest, if any. The Company may choose to pay the repurchase price in cash, common stock of the Company, or any combination thereof. Maturities of long-term debt are approximately $58 thousand per year for the next five years.

(in thousands)	March 31, 2004	December 31, 2003
	(unaudited)
1.50% convertible debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$240,000
Bonds due to City of Foster City, variable interest rate, interest and principal payments due semi-annually	236	236

	$240,236	$240,236

10. Commitments and Contingencies

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

Both Leases have initial terms of seven years, with options to renew subject to certain conditions. The Company may, at its option, purchase the facilities during or at the end of the term of the leases for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of their funding. The Company may be liable to the lessor for the amount of the residual guarantee if it either fails to renew the lease or does not purchase or locate a purchaser for the leased building at the end of the lease term. The Company must meet certain financial covenant requirements related to cash to debt, fixed charge coverage ratio, leverage ratio and consolidated tangible net worth as defined in the lease agreements. If the Company maintains pledged collateral, then a limited subset of these covenants must be met. The tangible net worth financial covenant requires us to maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgments and lines of business. The Company is in compliance with all of the covenants, either directly, or through the existence of the pledged collateral. The pledged collateral under the 1997 Lease (approximately $69.9 million at March 31, 2004) has been classified as restricted on the balance sheet. The Company is liable to the lessor for the full purchase amount of the buildings if it defaults on its covenants. The Company could be required to purchase the building covered by the 1997 Lease if the Company were to default on any indebtedness in excess of $10.0 million, to not appeal a judgment in excess of $10.0 million, or where a creditor has commenced enforcement proceedings on an order for payment of money in excess of $10.0 million. In addition, the Company has pledged certain marketable securities, which are in proportion to the amount drawn under each lease. The funds pledged under the 1999 Lease (approximately $43.1 million at March 31, 2004) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. With regards to the 1999 Lease the Company is considered a Tranche A lender of $35.3 million of the $43.1 million, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

The 1997 lease expires in July 2004. The Company is currently negotiating a new lease, which may not contain the same terms as the current lease. Under each Lease, the Company has first loss guarantees to the lessors, which require the Company to reimburse the lessor at the end of the lease for declines in the value of the buildings up to approximately 82% of the cost of the construction of the buildings. The Company has assessed its exposure in relation to the first loss guarantees for both of the buildings under the Leases and believes there is no deficiency to the guaranteed value at March 31, 2004. The Company will continue to assess the real estate market conditions to evaluate whether it needs to record any reserves under its first loss guarantee obligations.

The Company is treated as the owner of these buildings for federal income tax purposes.

FASB Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“revised interpretations”) resulting in multiple effective dates based upon the nature as well as the creation date of the VIE. VIEs created after January 31, 2003 but prior to January 1, 2004 may be accounted for on the basis of the original interpretation’s provisions. Non-special purpose entities created prior to February 1, 2003 should be accounted for under the revised interpretations provisions no later than December 31, 2003.

Effective July 1, 2003, the Company has applied the accounting and disclosure rules set forth in FIN 46 for VIEs acquired before January 31, 2003. We have evaluated the synthetic lease agreements to determine if the arrangements qualify as variable interest entities under FIN 46. The Company determined that the synthetic lease agreements do qualify as VIEs; however, as it is not the primary beneficiary under FIN 46 it is not required to consolidate the VIEs in the financial statements. The Company has not entered into any arrangement with VIEs created after January 31, 2003.

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

Product Warranties

Financial Accounting Standards Board Interpretation No 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company’s products are generally accompanied by a 12-month warranty, which covers both parts and labor. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The warranty provision is based upon historical experience, by product, configuration and geographic region.

Changes in the warranty reserves for the three months ended March 31, 2004 and 2003 were as follows:

	March 31,
(in thousands)	2004	2003
Balance at December 31, 2003	$2,103	$2,515
Provision for warranty during the period	514	486
Settlements	(710)	(486)

Balance at March 31, 2004	$1,907	$2,515

Legal Proceedings

Over the past several years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and its customers for allegedly infringing his soon to be issued patent and for allegedly misappropriating his alleged trade secrets. The Company believes Mr. Coyle’s claims are baseless and completely without merit. On December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor has it infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California Court dismissed the Company’s complaint citing the Court’s lack of jurisdiction over Mr. Coyle. The Company appealed the Court’s dismissal to the Court of Appeals for the Federal Circuit, who reversed the dismissal of our case and remanded it to the Northern District of California Court. Mr. Coyle and Kolbet Labs subsequently moved to dismiss our complaint under the Declaratory Judgment Act. The Court entered an order granting that dismissal on February 17, 2004. The Company has filed a notice of appeal for that decision. On February 17, 2004 the Company filed another declaratory relief action in the Northern District of California against Mr. Coyle and Kolbet Labs. The Company is pursuing its case against Mr. Coyle and Kolbet Labs.

On February 26, 2002, Mr. Coyle’s company, J & L Electronics, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. The Company denied all of the allegations and management believed this lawsuit to be without merit. On March 28, 2003, the Federal District Judge dismissed the complaint for lack of jurisdiction over us. J & L Electronics appealed the dismissal to the Court of Appeals for the Federal Circuit. On February 9, 2004, the Court of Appeals for the Federal Circuit affirmed the dismissal of J & L Electronics’ complaint. On May 3, 2004, Mr. Coyle’s company, J&L Electronics, Inc., filed a complaint against the Company in the United States District Court for the District Court of Arizona, again alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. The Company continues to believe that these allegations are baseless and completely without merit, and intends to oppose these claims vigorously.

On February 13, 2003, the Company entered into agreements with Printcafe to facilitate a merger between the two companies. On February 19, 2003, Creo Inc. (a Printcafe shareholder) commenced litigation in the Delaware Court of Chancery against the Company, Printcafe and certain of Printcafe’s principal officers and directors, challenging those agreements and seeking to restrain the Company and Printcafe from proceeding to enter into any further agreements with respect to a business merger. On February 21, 2003, the Delaware Court of Chancery denied the temporary restraining order sought by Creo. On February 26, 2003, the Company and Printcafe entered into a merger agreement providing for the Company’s acquisition of Printcafe. Such acquisition was completed on October 21, 2003. In February 2004, Creo agreed to dismiss all claims against all parties with prejudice without any payment by any of the parties. The Court granted an order for dismissal with prejudice on February 19, 2004.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

The following tables set forth items in our condensed consolidated statements of income as a percentage of total revenue for the three -month periods ended March 31, 2004 and 2003 and the percentage change from 2004 over 2003. These operating results are not necessarily indicative of results for any future period.

			%
	Three Months ended March 31,		change 2004 over
	2004	2003	2003
Revenue	100%	100%	24%
Cost of revenue	36%	42%	5%

Gross profit	64%	58%	39%
Research and development	26%	27%	19%
Sales and marketing	18%	17%	29%
General and administrative	6%	6%	33%
Amortization of identified intangibles and other acquisition-related expense	4%	3%	75%

Total operating expenses	54%	53%	27%

Income from operations	10%	5%	157%
Interest and other income, net	3%	3%	17%
Interest expense	(1)%	—	—
Litigation settlement income, net	—	—	—
Gain on sale of business	3%	—	—

Income before income taxes	15%	8%	131%
Provision for income taxes	(5)%	(2)%	173%

Net income	10%	6%	116%

Revenue

We classify our revenue into three major categories. The first category, “Servers”, is made up of stand-alone servers which connect digital copiers with computer networks. This category includes the Fiery, Splash,Edox, and MicroPress color and black and white server products. The second category, “Embedded Products”, consists of embedded desktop controllers, bundled solutions, design-licensed solutions and software RIPs (Raster Image Processor) primarily for the office market. The third category, “Professional Printing Applications”, consists of software technology centered around printing workflow, print management information systems, proofing and web submission and job tracking tools. Miscellaneous revenue consists of spares, engineering services and the enterprise solutions suite of products consisting of scanning solutions, field dispatching solutions and mobile printing solutions.

Our revenues increased 24% to $106.7 million in the first quarter of 2004, compared to $85.7 million in the first quarter of 2003, with a 4% decrease in unit volume between the two periods. Sales of our stand-alone servers and professional printing applications accounted for a significant portion of the increase in revenue for the three month period in addition to the revenue generated by the acquisition of Printcafe, T/R Systems and ADS.

The following is a break-down of categories of revenue, both in terms of absolute dollars and as a percentage (%) of total revenue. Also shown is volume as a percentage (%) of total units shipped by product category.

	Three months ended March 31,
	2004		2003		%
Revenue (in millions)	$	%	$	%	Change
Servers	$50.8	48%	$41.7	49%	22%
Embedded Products	31.2	29%	29.4	34%	6%
Professional Printing Applications	15.4	14%	2.7	3%	472%
Miscellaneous	9.3	9%	11.9	14%	(21)%

Total Revenue	$106.7	100%	$85.7	100%	24%

	Three months ended March 31,
			%
Volume	2004	2003	Change
Servers	28%	19%	38%
Embedded Products	71%	75%	(9)%
Professional Printing Applications	—	—	—
Miscellaneous	1%	6%	(84)%

Total Revenue	100%	100%	(4)%

The category of servers made up 48% of total revenue and 28% of total unit volume for the three-month period ended March 31, 2004. For the same period a year ago, it made up 49% of total revenue and approximately 19% of total unit volume. The increase in revenue and increase in unit volume in this category is due in part to the launch of a new series of Fiery servers in the fourth quarter of 2004 and to sales of the our Micropress server product, which we acquired through our purchase of T/R Systems in November 2003.

The category of embedded products made up 29% of total revenue and 71% of total unit volume in the first quarter of 2004. It made up approximately 34% of total revenue and 75% of total unit volume in the first quarter of 2003. The increase in revenue is attributable to the acceptance by our OEM customers from our design-licensed solutions, which have a lower average selling price but higher gross margin than our embedded products.

For the three months ended March 31, 2004 and 2003, the professional printing applications category made up 14% and 3% of total revenue, respectively. The majority of the $12.6 million increase in this category came from the print management information system products acquired through the Printcafe transaction in October 2003.

The miscellaneous category has decreased from 14% of total revenue in the three-month period ended March 31, 2003 to 9% of total revenue in the three month period ended March 31, 2004 while volumes in this category decreased from 6% of total volume to 1% of total volume for the same period comparison. The decrease in revenue is primarily due to the spin-off of the eBeam product line during the third quarter of 2003. For the three months ended March 31, 2003 eBeam sales accounted for less than 10% of the revenue in this product category, and less than 1% of total revenues. The decrease in volume is due to the spin off of the eBeam product line. The revenue from ADS, acquired in February 2004, is reported in this category. Future quarters will reflect 3 months of revenue for ADS and should therefore increase the total revenue in this category in future quarters.

To the extent our major product categories do not grow over time in absolute terms, or if we are not able to meet demand for higher unit volumes, it could have a material adverse effect on our operating results. There can be no assurance that any new controller products that we introduce in the future will be qualified by all or any of our OEM customers, or that such products will successfully compete, be accepted by the market, or otherwise effectively replace the volume of revenue and/or income from our older products. Market acceptance of our software products, products acquired through acquistions and other products, such as PrintMe and DocSend, cannot be assured.

We also believe that in addition to the factors described above, price reductions for all of our products will affect revenues in the future. We have previously and will likely in the future reduce prices for our products. Depending upon the price-elasticity of demand for our products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on our revenues and profits. While we have managed to improve gross margins in the past through the utilization of fewer contract manufacturers, obtaining favorable component pricing from our suppliers and through an increase in higher gross margin software sales and design license sales, this trend may not continue. If we are not able to compensate for lower gross margins that result from price reductions with an increased volume of sales, our results of operations could be adversely affected. In addition, our revenue in the future may depend more upon sales of products with relatively lower gross margins such as embedded controllers for printers, and color and black-and-white copiers, and stand-alone controllers for black-and-white copiers or sales of our design-licensed solutions, which have lower per unit sales prices, but higher gross margins. If we are not able to compensate for such lower gross margins, or lower per unit revenues with an increased volume of sales of such products, our results of operations may be adversely affected.

Revenue and volume by geographic area for the three -month periods ended March 31, 2004 and March 31, 2003 were as follows:

	Three months ended March 31,
	2004			2003
			% of			% of	% of $
(in millions)	$	%	volume	$	%	volume	change
Americas	$59.0	55%	35%	$42.8	50%	39%	38%
Europe	30.4	28%	27%	28.7	34%	28%	6%
Japan	13.5	13%	36%	9.7	11%	11%	39%
Rest of World	3.8	4%	2%	4.5	5%	22%	(15)%

Total Revenue	$106.7	100%	100%	$85.7	100%	100%	24%

The Americas region increased by 38% to $59 million in sales during the first three months of 2004 from $42.8 million in the first three months of 2003, largely attributable to sales of the newly acquired products from Printcafe, as well as increases in the server category. Revenues in the Japan region increased by 39% to $13.5 million during the first three months of 2004 from $9.7 million in the first three months of 2003. A significant portion of this increase can be attributed to greater demand for design-licensed color solutions, which are sold to OEM customers in Japan, for incorporation into their products which are then shipped from Japan to other countries. Europe also showed a moderate increase in revenue, due in part to increased sales of Best products, while the Rest-of-World region, which includes the Asia Pacific but excludes Japan, showed a slight decline for the three months ended March 31, 2004.

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

Substantially all of our revenue for the last three years was attributable to sales of products through our OEM customers and independent distributor channels. During 2004, we have continued to work on both increasing the number of OEM customers and expanding the size of existing relationships with OEM customers. For the quarters ended March 31, 2004 and 2003, three customers - Canon, Konica Minolta, and Xerox - provided more than 10% of our revenue individually and approximately 66% and 65% of our revenue in aggregate, respectively. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced or discontinued their purchases from us at various times in the past and any customer could do so in the future. Such reductions or discontinuations have in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations.

We continue to develop new products and technologies for each of our product lines and intend to continue to introduce new generations of server and controller products and other new product lines with current and new OEM customers, distribution partners, and end-user in 2004 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

Gross Margins

For the quarter ended March 31, 2004 our gross margin was 64% compared to approximately 58% for the same period a year ago. The improvement came from increased sales of design-licensed solutions and an increase in software sales both of which traditionally have higher gross margins than our other products. We believe that gross margin will continue to be impacted by a variety of factors. These factors include the market prices that can be achieved on our current and future products, the availability and pricing of key components (including DRAM, Processors, and Postscript interpreter software), third party manufacturing costs, product, channel, and geographic mix, the success of our product transitions and new products, the pace of migration to a design-licensed business model for embedded products, competition with third parties and our OEM customers, and general economic conditions in the United States and abroad. Consequently, we anticipate gross margins will fluctuate from period to period.

We anticipate that operating expenses may increase in future periods both in absolute dollars and as a percentage of revenue as investments are made in new business areas and acquired companies are integrated.

Operating Expenses

Operating expenses increased by 27% in the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003. Operating expenses as a percentage of revenue amounted to approximately 54% for the three-month period ended March 31, 2004 and 53% for the three-month period ended 2003. The addition of Printcafe and T/R Systems in late 2003 and ADS in mid-February 2004 contributed the majority of the expense increases. We have recently experienced increased expenses from the translation of costs incurred in currencies such as the euro and the yen because the US dollar weakened relative to those currencies. If the US dollar continues to weaken relative to other currencies in which we transact business, our expenses after translation into the US dollar will continue to increase.

The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation, and costs of prototype materials. Research and development expenses were 26% and 27% of revenue for the first quarter of 2004 and 2003, respectively. In absolute dollars, research and development increased by $4.4 million in the first quarter of 2004 from the first quarter of 2003. Research and development expenses related to our recent acquisitions contributed most of the increased costs. The remaining increase consisted of increased payroll costs from merit increases and additional headcount, offset by the reduction in costs from the eBeam spin off. We believe that the development of new products and the enhancement of existing products are essential to our continued success, and intend to continue to devote substantial resources to research and new product development efforts. Accordingly, we expect that our research and development expenses may increase in absolute dollars and also as a percentage of revenue in the future.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs, and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Asia, and other locations around the world. Sales and marketing expenses for the three-month period ended March 31, 2004 were $19.0 million or 18% of revenue compared to $14.7 million or 17% of revenue for the three months ended March 31, 2003. The increase in absolute dollars of $4.3 million for the quarter is primarily due to additional marketing costs for the Printcafe, T/R Systems and ADS product lines, but also includes increased payroll costs from merit increases and increased travel and entertainment expenses. The increases were offset in part due to the spin off of eBeam. Sales and marketing expenses, particularly those incurred in Europe where we have a significant presence, were negatively impacted by the weakening US dollar. While the costs in the local currency may have stayed constant, the translated US dollar costs have increased. We expect that our sales and marketing expenses may increase in absolute dollars as we continue to actively promote our products, introduce new products and services, and continue to build our sales and marketing organization, particularly in Europe and Asia Pacific, and as we grow our software solutions and other new product lines which require greater sales and marketing support from us. We also expect that if the US dollar continues to weaken against the euro or other currencies, sales and marketing expenses translated from local currencies and reported in US dollars will increase.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees, and other costs associated with public companies. General and administrative expenses were $6.6 million or 6% of revenue for the quarter ended March 31, 2004, compared to $5.0 million or 6% of revenue for the quarter ended March 31, 2003. The increase in absolute dollars came from additional costs associated with our recent acquisitions and increased payroll expense from merit increases along with increased regulatory compliance costs. In addition, general and administrative expenses in Europe were negatively impacted by the weakening US dollar, increasing expenses from year to year. While the costs in the local currency, principally the euro, have stayed constant, the translated US dollar costs have increased. We expect that general and administrative costs will increase both as a percentage of revenue and in absolute dollars in 2004 due to additional costs that will be incurred for compliance with the Sarbanes-Oxley Act of 2002 and in order to support our efforts to grow our business in future periods. We also expect that if the US dollar continues to weaken against the euro or other currencies, general and administrative expenses reported in US dollars will increase.

Amortization of Identified Intangibles and other Acquisition-related Expense

Amortization of identified intangibles and other acquisition-related expense for the quarter ended March 31, 2004 was $4.5 million compared to $2.5 million for the three months ended March 31, 2003. In-process research and development was $1.0 million for the first quarter of 2004 for the ADS acquisition and $1.2 million for the first quarter of 2003 for the Best acquisition. Amortization of identified intangibles was $3.5 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively. The quarter over quarter increase was attributable to the amortization of identified intangibles of approximately $2.0 million related to the acquisitions made in the last two quarters.

Gain on sale of assets

We recognized $3.0 million in the three months ended March 31, 2004 from the sale of our Unimobile business.

Interest and other income, net

Interest income is derived mainly from our short-term investments, net of investment fees. For the three months ended March 31, 2004 interest income was $2.8 million, while for the three months ended March 31, 2003 it was $2.4 million. The increase of $0.4 million was driven by larger invested balances, offset with declining interest rates. Other income was $0.2 million and $0.1 million for the three-month periods ended March 31, 2004 and 2003, respectively.

Interest Expense

Interest expense for the first quarter of 2004 includes the interest expense and debt amortization costs of $1.3 million related to our 1.50% senior convertible debt issued in June 2003. We had minimal interest expense for the first quarter of 2003.

Income Taxes

Our effective tax rate was 32% for the three-month period ended March 31, 2004 and 27% for the three-month period ended March 31, 2003. The rate increased in 2004 due to the in-process research and development write-off related to the ADS acquisition, the expiration of the United States research and development credit on June 30, 2004, decreased investments in tax-exempt securities, and increased income before taxes. In each of these periods, we benefited from tax-exempt interest income, research and development credits, and benefits from foreign sales in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased by $10.3 million to $613.8 million as of March 31, 2004, from $624.1 million as of December 31, 2003. Working capital decreased by $12.2 million to $653.0 million as of March 31, 2004, down from $665.2 million as of December 31, 2003. We invest cash in excess of our operating needs in short-term investments.

Net cash provided by operating activities was $15.8 million for the three-month period ended March 31, 2004. Net income of $11.0 million was adjusted by $6.4 million for non-cash charges of depreciation and amortization, the write-off of in-process research and development cost, bad-debt expense and deferred compensation and $3.0 million related to the gain on the sale of assets. Changes in current assets and liabilities increased cash by $1.4 million, with decreases in accounts receivable, accounts payable and accrued liabilities being offset with increases in income taxes payable, inventories and other current assets.

Sales in excess of purchases of short-term investments were $3.1 million for the three-month period ended March 31, 2004, to provide funds for our common stock repurchase program and acquisitions. In February 2004, we acquired ADS for approximately $11.6 million, net of cash received in the transaction. In March 2004, we sold our Unimobile business and received $5.3 million, with $1.1 million of the cash being placed in an escrow account for 18 months. Our capital expenditures generally consist of investments in computer equipment and furniture for use in our operations. We purchased approximately $1.4 million of equipment during the three-month period ended March 31, 2004, net of retirements.

Net cash used by financing activities of $18.6 million in the three-month period ended March 31, 2004, was the result of $10.3 million from the exercises of common stock options and the issuance of stock under our Employee Stock Purchase Plan, less $28.9 million used for the repurchase of shares of our common stock, including $4.5 million to offset the common stock issued to acquire Printcafe. The Board of Directors authorized $50.0 million for the repurchase of our common stock in 2003, of which $25.6 million remains available. We expect to spend the remaining authorized funds before the end of 2004.

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

Legal Proceedings

Over the past several years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that we buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue us and our customers for allegedly infringing his soon to be issued patent and for allegedly misappropriating his alleged trade secrets. We believe Mr. Coyle’s claims are baseless and completely without merit. On December 11, 2001, we filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that we and our customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor has we infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through our sale of Fiery, Splash or EDOX print controllers. We also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against us, our suppliers, vendors, customers and users of our products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California Court dismissed our complaint citing the Court’s lack of jurisdiction over Mr. Coyle. We appealed the Court’s dismissal to the Court of Appeals for the Federal Circuit, who reversed the dismissal of our case and remanded it to the Northern District of California Court. Mr. Coyle and Kolbet Labs subsequently moved to dismiss our complaint under the Declaratory Judgment Act. The Court entered an order granting that dismissal on February 17, 2004. We have filed a notice of appeal for that decision. On February 17, 2004 we filed another declaratory relief action in the Northern District of California against Mr. Coyle and Kolbet Labs. We are pursuing our case against Mr. Coyle and Kolbet Labs.

On February 26, 2002, Mr. Coyle’s company, J & L Electronics, filed a complaint against us in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. We denied all of the allegations and believed this lawsuit to be without merit. On March 28, 2003, the Federal District Judge dismissed the complaint for lack of jurisdiction over us. J & L Electronics appealed the dismissal to the Court of Appeals for the Federal Circuit. On February 9, 2004, the Court of Appeals for the Federal Circuit affirmed the dismissal of J & L Electronics’ complaint. On May 3, 2004, Mr. Coyle’s company, J&L Electronics, Inc., filed a complaint against the Company in the United States District Court for the District Court of Arizona, again alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. The Company continues to believe that these allegations are baseless and completely without merit, and intends to oppose these claims vigorously.

On February 13, 2003, we entered into agreements with Printcafe to facilitate a merger between the two companies. On February 19, 2003, Creo Inc. (a Printcafe shareholder) commenced litigation in the Delaware Court of Chancery against us, Printcafe and certain of Printcafe’s principal officers and directors, challenging those agreements and seeking to restrain us and Printcafe from proceeding to enter into any further agreements with respect to a business merger. On February 21, 2003, the Delaware Court of Chancery denied the temporary restraining order sought by Creo. On February 26, 2003, we and Printcafe entered into a merger agreement providing for our acquisition of Printcafe. Such acquisition was completed on October 21, 2003. In February 2004, Creo agreed to dismiss all claims against all parties with prejudice without any payment by any of the parties. The Court granted an order for dismissal with prejudice on February 19, 2004.

On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., now a wholly-owned subsidiary of ours and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. We acquired Printcafe in October 2003 and believe that the lawsuit is without merit and intends to defend ourselves accordingly.

In addition, we are involved from time to time in litigation relating to claims arising in the normal course of its business.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

In 1997 we entered into an agreement (“1997 Lease”) to lease a ten-story 295,000 square foot building on land owned by us in Foster City, California. In December 1999 we entered into a second agreement (“1999 Lease” and together with the 1997 Lease, the “Leases”) to lease an additional 165,000 square foot building on our Foster City property. These leases were implemented to provide the lowest possible total cost of occupancy for the corporate headquarters.

Both Leases have an initial term of seven years, with options to renew subject to certain conditions. We may, at our option, purchase the facilities during or at the end of the term of the Leases for the amount expended by the respective lessor to construct the facilities (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). We have guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of the their funding. We may be liable to the lessor for the amount of the residual guarantee if we either fail to renew the lease or do not purchase or locate a purchaser for the leased facilities at the end of the lease term. We must meet certain financial covenant requirements related to cash to debt, fixed charge coverage ratio, leverage ratio and consolidated tangible net worth as defined in the lease agreements. If we maintain pledged collateral, then a limited subset of these covenants must be met. The tangible net worth financial covenant requires us to maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgments and lines of business. We are in compliance with all of the covenants, either directly, or through the existence of the pledged collateral. The pledged collateral under the 1997 Lease ($69.9 million at March 31, 2004) has been classified as restricted cash, cash equivalents and short-term investments. We are liable to the lessor for the total amount financed if we default on our covenants (approximately $56.8 million for the 1997 Lease and approximately $43.1 million for the 1999 Lease). We could be required to purchase the building covered by the 1997 Lease if (1) we defaulted on any indebtedness in excess of $10.0 million, (2) it failed to appeal a judgment in excess of $10.0 million, or (3) a creditor has commenced enforcement proceedings on an order for payment of money in excess of $10.0 million. The funds pledged under the 1999 Lease (approximately $43.1 million at March 31, 2004) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. We are considered a Tranche A lender of $35.3 million of the $43.1 million under the 1999 Lease, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

The 1997 lease expires in July 2004. The Company is currently negotiating a new lease, which may not contain the same terms as the current lease. Under both leases we have first loss guarantees to the lessors, which requires us to reimburse the lessor at the end of the lease for declines in the value of these buildings up to approximately 82% of the cost of the construction of the buildings. We have assessed our exposure in relation to the first loss guarantees for both of the facilities under synthetic lease arrangements and have determined there is no deficiency to the guaranteed value at December 31, 2003. We will continue to assess the real estate market conditions to evaluate whether we need to record any reserves under our first loss guarantee obligations. There can be no assurance that we will be able to renew the lease, or if we are able to renew the lease, that we will receive the same terms contained in our current lease. We could be required to pledge additional collateral, which could decrease the cash available for operations. We might be required to meet stricter financial covenants, and if we defaulted under those covenants we could be required to purchase the building. If we were to purchase the building our operating results could be harmed. The payments under the lease could be higher than the current payments, which could harm our operating results.

We are treated as the owner of these facilities for income tax purposes.

FASB Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“revised interpretations”) resulting in multiple effective dates based upon the nature as well as the creation date of the VIE. VIEs created after January 31, 2003 but prior to January 1, 2004 may be accounted for on the basis of the original interpretation’s provisions. Non-special purpose entities created prior to February 1, 2003 should be accounted for under the revised interpretations provisions no later than December 31, 2003.

Effective July 1, 2003, the Company has applied the accounting and disclosure rules set forth in FIN 46 for VIEs acquired before January 31, 2003. We have evaluated the synthetic lease agreements to determine if the arrangements qualify as variable interest entities under FIN 46. The Company determined that the synthetic lease agreements do qualify as VIEs; however, as it is not the primary beneficiary under FIN 46 it is not required to consolidate the VIEs in the financial statements. The Company has not entered into any arrangement with VIEs created after January 31, 2003.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, acquisition needs, investment requirements, stock repurchases, commitments (see Notes 9 and 10 of the Notes to the Condensed Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next 36 months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchase of shares of our common stock and working capital. There are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

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

Distribution and Dilutive Effect of Options

Employee and Executive Option Grants	For the period ended and as of
	March 31,	December 31,
	2004	2003	2002
Grants during the period as % of outstanding shares	0%	6%	6%
Grants to listed officers* during the period as % of total options granted	0%	13%	9%
Grants to listed officers* during the period as % of outstanding shares	0%	1%	1%
Cumulative options held by listed officers* as % of total options outstanding	9%	11%	10%

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

General Option Information

Summary of Option Activity

		Options Outstanding
	Shares Available
	for Options	Number of Shares	Weighted Average
	(in thousands)	(in thousands)	Exercise Price
January 1, 2003	2,263	11,128	$21.25
Authorized and assumed	968	140	189.96
Grants	(3,269)	3,269	20.48
Exercises	—	(2,425)	15.11
Cancellations	625	(625)	23.61
Expirations	(199)	—	—

December 31, 2003	388	11,487	$24.21
Authorized and assumed	173	—
Grants	(66)	66	30.55
Exercises	—	(515)	16.04
Cancellations	136	(136)	42.55
Expirations	(26)	—	—

March 31, 2004	605	10,902	$24.40

In-the-Money and Out-of-the-Money Option Information

	As of March 31, 2004
	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(shares in thousands)	Shares	Price	Shares	Price	Shares	Price
In-the-money	4,100	$17.34	3,607	$18.48	7,707	$17.88
Out-of-the-money (1)	2,421	$43.54	774	$29.54	3,195	$40.15

Total Options Outstanding	6,521	$27.07	4,381	$20.43	10,902	$24.40

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $24.57 at the end of the quarter.

Executive Options

     Aggregated Option Exercises as of March 31, 2004 and Period End Option Values

			Number of		Value of Unexercised
	Shares		Unexercised Options		In-the-Money Options
	Acquired on	Value	at 3/31/04		at 3/31/04 (2)
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Gecht	137,250	$1,464,663	144,375	218,625	$123,839	$1,270,054
Rosenzweig	83,000	$1,187,350	288,083	172,917	$731,615	$975,992
Cutts	39,000	$409,500	52,850	104,000	$132,330	$593,755

(1)	This amount represents the market value of the underlying securities on the exercise date minus the exercise price of such options.

(2)	This amount represents the market value of $24.57 of the underlying securities relating to “in-the-money” options at March 31, 2004 minus the exercise price of such options.

Factors That Could Adversely Affect Performance

We rely on sales to a relatively small number of OEM partners and to the loss of any of these customers could substantially decrease our revenues.

A significant portion of our revenues are generated by sales of our printer and copier related products to a relatively small number of OEMs. For example, Canon, Xerox and KonicaMinolta each contributed over 10% of our revenues for the three months ended March 31, 2004 and together accounted for approximately 66% of those revenues. During the fiscal year ended December 31, 2003, these same three customers each contributed over 10% of our revenues and together accounted for approximately 72% of our revenues for the period. Because sales of our printer and copier-related products constitute a significant portion of our revenues and there are a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues in future periods. Accordingly, if we lose or experience reduced sales to an important OEM customer, we will have difficulty replacing the revenue traditionally generated from such customer with sales to new or existing OEM customers and our revenues will likely decline significantly.

Because of our recent acquisitions we now must sell our products directly to distributors and to the end-user. If we are unable to effectively manage a direct sales force, sales and revenues could decline.

We have traditionally sold our products to our OEM partners, who in turn sold the product to the end-user. Our marketing focused on manufacturers and distributors of the manufacturers’ equipment, not on the end-user of the product. We now plan to sell our professional printing applications and our enterprise solutions directly to the end-user. If we are unable to develop a sales force and marketing program that can reach the end-users, we are likely to see a decline in revenues from those products.

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

We rely upon our OEM customers to develop new products, applications and product enhancements utilizing our technologies in a timely and cost-effective manner. Our continued success depends upon the ability of these OEM customers to utilize our technologies while meeting changing end-user customer needs and responding to emerging industry standards and other technological changes. However, we cannot assure you that our OEM customers will effectively meet these requirements. These OEM customers, who are not within our control, are generally not obligated to purchase products from us and we cannot assure you that they will continue to carry our products. For example, our OEM customers have incorporated into their products the technologies of other companies in addition to, or instead of our technologies and will likely continue to do so in the future. If our OEM customers do not effectively market products containing our technologies, our sales revenue will likely be materially and adversely affected.

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

We expect our stock price to vary with our operating results and, consequently, fluctuations in our operating results could adversely affect our stock price. Factors that have caused our operating results to fluctuate in the past and may cause future fluctuations include:

•	varying demand for our products, due to seasonality, OEM customer product development and marketing efforts, OEM customer financial and operational condition and general economic conditions;

•	success and timing of new product introductions by us and our OEM customers and the performance of our products generally;

•	volatility in foreign exchange rates, changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;

•	price reductions by us and our competitors, which may be exacerbated by competitive pressures caused by economic conditions generally;

•	delay, cancellation or rescheduling of orders or projects;

•	availability of key components, including possible delays in deliveries from suppliers, the performance of third-party manufacturers and the status of our relationships with our key suppliers;

•	potential excess or shortage of employees and location of research and development centers;

•	changes in our product mix such as shifts from higher revenue products to lower revenue products dependant on higher sales volumes;

•	costs associated with complying with any applicable governmental regulations, including substantial costs related to compliance with the Sarbanes-Oxley Act;

•	acquisitions and integration of new businesses;

•	changes in our business model related to the migration of embedded products to a design-licensed model;

•	costs related to the entry into new markets, such as commercial printing and office equipment service automation;

•	general economic conditions; and

•	other risks described herein.

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

While many of our OEM customers incorporate our technologies into their end products on an exclusive basis, we do not have any formal agreements that prevent these OEM customers from offering alternative products that do not incorporate our technologies. If, as has occurred in the past, an OEM customer offers products from alternative suppliers, instead of, or in addition to products incorporating our technologies, our market share could decrease, which would likely reduce our revenue and adversely affect our financial results.

In addition, many OEMs in the printer and copier industry, including most of our OEM customers, internally develop and sell products that compete directly with our current products. These OEMs have significant investments in their existing solutions and have substantial resources that may enable them to develop or improve, more quickly than us, technologies similar to ours that are compatible with their own products. Our OEM customers have in the past marketed and likely will continue in the future to market, their own internal technologies and solutions in addition to ours, even when their technologies and solutions are less advanced, have lower performance or cost more than our products. Given the significant financial, marketing and other resources of our larger OEM customers and other significant OEMs in the imaging industry who are not our customers, we may not be able to successfully compete against similar products developed internally by these OEMs, particularly in the black-and-white and embedded color product markets where price competition is most intense and profit margins are low. If we cannot compete successfully against the OEMs’ internally developed products, we will lose sales and market share in those areas where the OEMs choose to compete and our business will be harmed.

Demand for technology, in general, and for products containing our technology that enable black-and-white and color printing of digital data has decreased over the past three years and could decrease in the future, adversely affecting our sales revenue.

Our products are primarily targeted at enabling the printing of black and white and color digital data. Demand for networked printers and copiers containing our technology decreased from 2001 through 2003 due to the global economic downturn. If demand for digital printing products and services containing our technology were to continue to decline, or if the demand for our OEM customers’ specific printers or copiers for which our products are designed were to continue to decline, our sales revenue would likely decrease. Our products are combined with products, such as digital printers and copiers, which are large capital expenditures as well as discretionary purchase items for the end customer. In difficult economic times such as we have recently experienced, spending on information technology typically decreases. As the products in which our products are incorporated are of a more discretionary nature than many other technology products, we may be more adversely impacted by deteriorating general economic conditions than other technology firms outside of our market. The decrease in demand for our products has harmed and could, in the future, continue to harm our results of operations and we do not know whether demand for our products or our customers’ products will increase or improve from current levels.

If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion.

We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley where competition has historically been intense among companies to hire engineering and technical professionals. In times of professional labor imbalances, it may be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees. We offer a broad-based equity compensation plan based on granting options from stockholder-approved plans in order to be competitive in the labor market. If stockholders do not approve additional shares for these plans or new plans for future grants, it may be difficult for us to hire and retain skilled employees. If we cannot successfully hire and retain employees, we may not be able to develop products or to meet demand for our products in a timely fashion and our results of operations may be harmed.

Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. The Financial Accounting Standards Board has announced changes to US GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans or ESPPs. This pending regulation would negatively impact our GAAP earnings. For example, recording a charge for employee stock options under SFAS No. 123, Accounting for Stock-Based Compensation would have reduced net income by $17.9 million, $21.8 million and $18.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. For the quarter ended March 31, 2004 our net income would have been reduced by $5.0 million for stock option grants and issuances of stock under our ESPP, net of the tax effect. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

If we are unable to develop new products, or execute product introductions on a timely basis, our future revenue and operating results may be harmed.

Our operating results depend to a significant extent on continual improvement of our existing products and technologies and rapid innovation of new products and technologies by us. Our success depends not only on our ability to predict future requirements, but also to successfully develop and introduce new products that address end customer needs or add additional functionality that end customers will demand. Any delays in the launch or availability of new products we are planning could harm our financial results. During transitions from existing products to new products, customers may delay or cancel orders for existing products. Our results of operations may be harmed if we cannot successfully manage product transitions or provide adequate availability of products after they have been introduced.

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

We continue to explore opportunities to develop product lines different from our current servers and embedded controllers, such as the proofing and print management software, document scanning solutions, mobile printing products, prepress software solutions and web submission tools, among others. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services or if we will generate sufficient revenues from these activities to offset the additional operating expenses we incur. In addition, even if we are able to introduce new products or services, the lack of marketplace acceptability of these new products or services may adversely impact our operating results.

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

We subcontract with other companies to manufacture our products and we do not have long-term agreements with these subcontractors. We rely on the ability of our subcontractors to produce products to be sold to our customers and while we closely monitor our subcontractors’ performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. The weakened economy has led to the dissolution, bankruptcy or consolidation of some of the subcontractors who are able to manufacture our products, decreasing the available number of subcontractors. If the available number of subcontractors continues to decrease, it is possible that we will not be able to secure appropriate subcontractors to fulfill our demand in a timely manner or at all, particularly if demand for our products increases, or if we lose one or more of our current subcontractors. Fewer subcontractors may also reduce our negotiating leverage regarding product costs. Difficulties experienced by our subcontractors, including financial problems and the inability to make or ship our products or fix quality assurance problems, could harm our business, operating results and financial condition. If we decide to change subcontractors, we could experience delays in setting up new subcontractors which would result in delay in delivery of our products and potentially the cancellation of orders for our products. A high concentration of our products is manufactured at a single subcontractor location, Sanmina-SCI in Colorado. Should Sanmina-SCI experience any inability to manufacture or deliver product from this location our business, financial condition and operations could be harmed. Since we do not maintain long-term agreements with our subcontractors, any of our subcontractors could enter into agreements with our competitors that might restrict or prohibit such subcontractors from manufacturing our products or could otherwise lead to an inability of such subcontractor from filling our orders in a timely manner. In such event, we may not be able to find suitable replacement subcontractors and our business, financial condition and operations would likely be harmed.

Seasonal purchasing patterns of our OEM customers have historically caused lower fourth and first quarter revenue from sales of our servers and embedded products, which may negatively impact our results of operations.

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

As a result of these factors, we believe that period to period comparisons of our operating results are not meaningful and you should not rely on such comparisons to predict our future performance. We anticipate that future operating results may fluctuate significantly due to the continuation or changes in this seasonal demand pattern.

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

     We seek to develop new technologies and products from both internal and external sources. As part of this effort, we have in the past made and will likely continue to make, acquisitions of other companies or other companies’ assets. Acquisitions involve numerous risks, such as:

•	if we issue equity securities in connection with an acquisition, the issuance will generally be dilutive to our existing stockholders, alternatively, acquisitions made entirely or partially for cash will generally reduce our cash reserves;

•	difficulties in integration of operations, employees, technologies, or products and the related diversion of management time and effort to accomplish successful integration;

•	risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	potential loss of key employees of the acquired company;

•	possible expense overruns;

•	an adverse reaction by customers, suppliers or partners of the acquired company or EFI;

•	the risk of changes in ratings by stock analysts;

•	potential litigation surrounding transactions;

•	the inability to protect or secure technology rights; and

•	an increase in operating costs.

Mergers and acquisitions of companies are inherently risky and we cannot assure you that our previous or future acquisitions will be successful or will not harm our business, operating results, financial condition, or stock price.

We face risks from our international operations and from currency fluctuations.

Approximately 45% and 50% of our revenue from the sale of products for the three-month periods ended March 31, 2004 and 2003, respectively, came from sales outside North America, primarily to Europe and Japan. Approximately 49% of our revenue from the sale of products for the 2003 fiscal year came from sales outside North America, primarily to Europe and Japan. We expect that sales outside North America will continue to represent a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters and political or economic conditions in a specific country or region.

Given the significance of our non-US sales to our total product revenue, we face a continuing risk from the fluctuation of the US dollar versus the Japanese yen, the euro and other major European currencies and numerous Southeast Asian currencies. We typically invoice our customers in US dollars and this may result in our products becoming more expensive in the local currency of our customers, thereby reducing our ability to sell our products. When we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar. In January 2003, we acquired Best GmbH, whose sales are principally denominated in the euro. Sales from this subsidiary increase our exposure to currency fluctuations. In addition, we have a substantial number of international employees which creates material operating costs denominated in foreign currencies. In Europe, where we have a significant presence, our sales and marketing expenses and general and administrative expenses have risen in part due to the weakened US dollar. We have attempted to limit or hedge these exposures through operational strategies where we consider it appropriate. Our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.

We rely on a combination of copyright, patent, trademark and trade secret protection, nondisclosure agreements and licensing and cross-licensing arrangements to establish, maintain and protect our intellectual property rights, all of which afford only limited protection. We have patents and pending patent applications in the United States and in various foreign countries. There can be no assurance that patents will issue from our pending applications or from any future applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. Any failure to adequately protect our proprietary information could harm our financial condition and operating results. We cannot be certain that any patents that have been or may in the future be issued to us, or which we license from third parties, or any other of our proprietary rights will not be challenged, invalidated or circumvented. In addition, we cannot be certain that any rights granted to us under any patents, licenses or other proprietary rights will provide adequate protection of our proprietary information.

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

Our products consist of hardware and software developed by ourselves and others. Our products may contain undetected errors and we have in the past discovered software and hardware errors in certain of our products after their introduction, resulting in warranty expense and other expenses incurred in connection with rectifying such errors. Errors could be found in new versions of our products after commencement of commercial shipments, and any such errors could result in a loss or delay in market acceptance of such products and thus harm our reputation and revenues. In addition, errors in our products (including errors in licensed third party software) detected prior to new product releases could result in delays in the introduction of new products and our incurring additional expense, which could harm our operating results.

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

Our employees, suppliers and customers are located worldwide. We face the risk that our employees, suppliers, or customers, either through travel or contact with other individuals, could become exposed to contagious diseases such as severe acute respiratory syndrome, or SARS. In addition, governments in those regions have from time-to-time imposed quarantines and taken other actions in response to contagious diseases that could affect our operations. If a significant number of employees, suppliers, or customers were unable to fulfill their obligations, due to contagious diseases, actions taken in response to contagious diseases, or other reasons, our business, financial condition and operating results could be harmed.

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

The market price for our common stock has been and may continue to be volatile. For example, during the twelve-month period ended March 31, 2004, the price of our common stock as reported on the Nasdaq National Market ranged from a low of $17.11 to a high of $28.81. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Our stock repurchase program could affect our stock price and add volatility

Any repurchases pursuant to our stock repurchase program could affect our stock price and add volatility. There can be no assurance that the repurchases will be made at the best possible price. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, we are permitted and could discontinue our stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline.

We may not be able to renew our synthetic leases with the same terms.

One of our synthetic leases for our office in Foster City, California, expires in July 2004. There can be no assurance that we will be able to renew the lease, or if we are able to renew the lease, that we will receive the same terms contained in our current lease. We could be required to pledge additional collateral, which could decrease the cash available for operations. We might be required to meet stricter financial covenants, and if we defaulted under those covenants we could be required to purchase the building. If we were to purchase the building our operating results could be harmed. The payments under the lease could be higher than the current payments, which could harm our operating results. We have a first loss guarantees to the lessor, which requires us to reimburse the lessor at the end of the lease for declines in the value of these buildings up to approximately 82% of the cost of the construction of the buildings. Although we have assessed our exposure in relation to the first loss guarantees for the facilities under the lease arrangement and believe there is no deficiency to the guaranteed value at December 31, 2003, there can be no assurance that we will not have to make payments under the first loss guarantee, since the value of our buildings may fluctuate in the future due to the historically volatile nature of the real estate market in the area where our building is located.

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

Our indebtedness could have significant negative consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions as we are required to make interest payments and maintain compliance with financial covenants contained in the debentures regardless of such external conditions;

•	limit our ability to obtain additional financing due to covenants contained in the debentures and the existing leverage evidenced by the debentures;

•	require the dedication of a substantial portion of any cash flow from operations to the payment of principal of and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry by restricting the funds available for use in addressing such changes; and

•	place us at a competitive disadvantage relative to our competitors with less debt.

Our senior debentures issued in June 2003 are convertible into common stock under certain conditions. If either we or the debt holders convert the debentures into common stock or are required to calculate earnings per share on an “as converted basis,” our earnings per share could decrease.

In June 2003, we issued $240.0 million in 1.50% senior convertible debentures due in 2023. The debentures are convertible into our shares of common stock at an initial conversion rate of 37.8508 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $26.42 per share) under certain conditions and subject to certain adjustments. Holders may convert their debentures into shares of our common stock prior to 2023 under the following circumstances:

•	during any fiscal quarter after September 30, 2003, if the sale price of our common stock for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day;

•	during any five consecutive trading day period immediately following any five consecutive trading day period (the “Debenture Measurement Period”) in which the average trading price for the debentures during that Debenture Measurement Period was less than 97% of the average conversion value for the debentures during such period; however, the debentures may not be converted after June 1, 2018 if on any trading day during such Debenture Measurement Period the closing sale price of shares of our common stock was between the then current conversion price on the debentures and 120% of the then conversion price of the debentures;

•	upon the occurrence of specified corporate transactions, as defined in the indenture; or

•	if we have called the debentures for redemption.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties to such contracts are major financial institutions. We had no forward foreign exchange contracts outstanding as of March 31, 2004.

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

The following table presents the hypothetical change in fair values in the financial instruments we held at March 31, 2004 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.

This table estimates the fair value of the portfolio at a twelve month time horizon:

	Valuation of		Valuation of
	securities given an		securities given an
	interest rate		interest rate
	decrease of 100	No change in	increase of 100
(in thousands)	basis points	interest rates	basis points
Total Fair Market Value	$526,652	$524,149	$521,730

The fair value of our long-term debt, including current maturities, was estimated to be $270.2 million as of March 31, 2004.

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the quarter ended March 31, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in connection with our evaluation as of March 31, 2004 that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     The information set forth under Note 10 in the notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities

Issuer Purchases of Equity Securities

(in thousands, except per share amounts)

				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average price	Announced Plans or	the Plans or
Period	Shares purchased	Paid per Share	Programs	Programs (1), (2)
January 1-31, 2004	166,897	$27.4599	166,897	—
	220,103	$26.9196	220,103	$44,074,916
February 2-28, 2004	646,700	$25.8325	646,700	$27,369,063
March 1-31, 2004	67,000	$25.6229	67,000	$25,652,328

Total	1,100,700	$26.2839	1,100,700	$25,652,328

(1)	On March 21, 2003 we filed an S-4 registration statement in connection with our acquisition of Printcafe Software, Inc. In that document we announced that we intended to repurchase approximately the same number of shares of our common stock that we issued in connection with the acquisition. On October 21, 2003 we completed the acquisition of Printcafe and issued 201,897 shares of common stock. In November 2003, we began repurchasing shares in the open market under this program. We completed purchasing shares under this program in January 2004, having repurchased a total of 201, 897 shares.

(2)	On November 18, 2003 we announced that our Board of Directors had approved $50.0 million for the repurchase of our outstanding common stock during the next twelve months and began repurchasing shares under this program in January 2004.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

     ITEM 5. OTHER INFORMATION

Not applicable.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

No.	Description
3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Bylaws as amended. (1)

4.2	Specimen Common Stock certificate of the Company. (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023. (9)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (9)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated. (9)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company. (8)

10.2**	1990 Stock Plan of the Company. (1)

10.3**	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan.(6)

10.4**	The 1999 Equity Incentive Plan. (5)

10.5**	Form of Indemnification Agreement.(1)

10.6**	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company.(10)

10.7**	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company. (10)

10.8**	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company. (10)

10.9**	Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company’s corporate headquarters building to be built in Foster City, California.(4)

10.10	Lease Financing of Properties Located in Foster City, California, dated as of January 18, 2000 among the Company, Société Générale Financial Corporation and Société Générale.(6)

10.11**	2000 Employee Stock Purchase Plan.(3)

10.12**	Offer to Exchange dated September 17, 2001. (7)

10.13**	Splash Technology Holdings, Inc. 1996 Stock Option Plan, as amended to date

10.14**	Prographics, Inc. 1999 Stock Option Plan (11)

10.15**	Printcafe Software, Inc. 2000 Stock Incentive Plan (11)

10.16**	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (11)

10.17**	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (11)

10.18**	T/R Systems, Inc. 1999 Stock Option Plan (12)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

No.	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.

+	The Company has received confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-18805) and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-88135) and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(7)	Filed as an exhibit (a) (1) to the Company’s Schedule TO-I on September 17, 2001 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-18805) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 18805) and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q/A for the quarter ended June 30, 2003 (File No. 18805) and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 18805) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on January 20, 2004 and incorporated herein by reference

(b)	Reports on Form 8-K

     On January 27, 2004, EFI filed a report on Form 8-K dated January 27, 2004 reporting under Item 12 that on January 27, 2004, EFI issued a press release regarding its financial results for its fiscal year ended December 31, 2003. The press release was furnished (not filed) as an exhibit to the report.

On February 9, 2004, EFI filed a report on Form 8-K dated February 5, 2004, reporting under Item 5 that on February 5, 2004 EFI issued a press release regarding the acquisition of ADS Communications, Inc. EFI announced in the press release that the acquisition would not have a significant impact on the company’s recently released revenue outlook or overall 2004 financial results. The press release was filed as an exhibit to the report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.
Date: May 10, 2004	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

/s/ Joseph Cutts
Joseph Cutts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Bylaws as amended. (1)

4.2	Specimen Common Stock certificate of the Company. (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023. (9)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (9)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated. (9)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company. (8)

10.2**	1990 Stock Plan of the Company. (1)

10.3**	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan.(6)

10.4**	The 1999 Equity Incentive Plan. (5)

10.5**	Form of Indemnification Agreement.(1)

10.6**	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company.(10)

10.7**	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company. (10)

10.8**	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company. (10)

10.9**	Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company’s corporate headquarters building to be built in Foster City, California.(4)

10.10	Lease Financing of Properties Located in Foster City, California, dated as of January 18, 2000 among the Company, Société Générale Financial Corporation and Société Générale.(6)

10.11**	2000 Employee Stock Purchase Plan.(3)

10.12**	Offer to Exchange dated September 17, 2001. (7)

10.13**	Splash Technology Holdings, Inc. 1996 Stock Option Plan, as amended to date

10.14**	Prographics, Inc. 1999 Stock Option Plan (11)

10.15**	Printcafe Software, Inc. 2000 Stock Incentive Plan (11)

10.16**	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (11)

10.17**	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (11)

10.18**	T/R Systems, Inc. 1999 Stock Option Plan (12)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

No.	Description
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.

+	The Company has received confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-18805) and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-88135) and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(7)	Filed as an exhibit (a) (1) to the Company’s Schedule TO-I on September 17, 2001 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-18805) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 18805) and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q/A for the quarter ended June 30, 2003 (File No. 18805) and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 18805) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on January 20, 2004 and incorporated herein by reference