Form 10-Q
period 2004-06-30
ELECTRONICS FOR IMAGING INC
filed 2004-08-09
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of Common Stock outstanding as of July 30, 2004 was 53,553,923.

ELECTRONICS FOR IMAGING, INC.

PART I            FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Electronics for Imaging, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except per share amounts)	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$163,551	$113,163
Short-term investments	459,397	510,949
Restricted cash and short-term investments	69,910	69,669
Accounts receivable, net	52,330	53,317
Inventories	3,863	7,989
Other current assets	30,597	28,718

Total current assets	779,648	783,805
Property and equipment, net	47,891	49,094
Restricted investments	43,080	43,080
Goodwill	76,545	67,166
Intangible assets, net	47,211	51,032
Other assets	18,112	19,484

Total assets	$1,012,487	$1,013,661

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,649	$17,995
Accrued and other liabilities	62,734	67,386
Income taxes payable	37,254	33,231

Total current liabilities	114,637	118,612
Long-term obligations	240,224	240,236
Commitments and contingencies (Note 10)

Total liabilities	354,861	358,848

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 54,171 and 54,396 shares issued and outstanding, respectively	633	620
Additional paid-in capital	352,287	328,358
Deferred compensation	(1,335)	(1,597)
Treasury stock, at cost, 9,169 and 7,648 shares, respectively	(198,525)	(159,077)
Accumulated other comprehensive (loss) income	(2,078)	1,012
Retained earnings	506,644	485,497

Total stockholders’ equity	657,626	654,813

Total liabilities and stockholders’ equity	$1,012,487	$1,013,661

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Revenue	$109,107	$88,689	$215,789	$174,404
Cost of revenue	38,057	35,259	76,177	71,487

Gross profit	71,050	53,430	139,612	102,917
Operating expenses:
Research and development	27,657	23,272	54,821	46,082
Sales and marketing	20,056	15,183	39,018	29,913
General and administrative	6,778	5,001	13,411	9,992
Amortization of identified intangibles and other acquisition-related expense	3,533	1,333	7,995	3,878

Total operating expenses	58,024	44,789	115,245	89,865

Income from operations	13,026	8,641	24,367	13,052

Interest and other income, net:
Interest and other income	2,803	3,043	5,874	5,621
Interest expense	(1,346)	(381)	(2,596)	(381)
Loss on equity investment	—	(160)	—	(160)
Gain on sale of assets	—	—	2,994	—

Total interest and other income, net	1,457	2,502	6,272	5,080

Income before income taxes	14,483	11,143	30,639	18,132
Provision for income taxes	(4,345)	(3,052)	(9,492)	(4,939)

Net income	$10,138	$8,091	$21,147	$13,193

Net income per basic common share	$0.19	$0.15	$0.39	$0.24
Shares used in per-share calculation	53,847	54,028	54,028	54,367

Net income per diluted common share	$0.18	$0.15	$0.38	$0.24
Shares used in per-share calculation	55,546	54,906	55,769	55,054

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2004	2003
(In thousands)
Cash flows from operating activities:
Net income	$21,147	$13,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,084	7,707
In-process research and development expense	1,000	1,220
Change in reserve for bad debt and sales-related reserves	(1,115)	(142)
Deferred income taxes	—	(2,494)
Deferred compensation	262	—
Loss on equity investment	—	160
Gain on sale of assets	(2,994)	—
Changes in operating assets and liabilities:
Accounts receivable	2,143	10,422
Inventories	4,121	(1,962)
Other current assets	(559)	(8,266)
Accounts payable and accrued liabilities	(9,713)	(5,401)
Income taxes payable	7,501	2,520

Net cash provided by operating activities	33,877	16,957

Cash flows from investing activities:
Purchases and sales/maturities of short-term investments, net	46,991	(69,258)
Net purchases of restricted cash and investments	(360)	—
Reclassification of cash & short-term investments to restricted securities	—	(69,320)
Investment in property and equipment, net	(3,184)	(3,280)
Business acquired, net of cash received	(11,550)	(9,255)
Proceeds from sale of assets	4,134	—
Receipt or sale of other assets	(11)	180

Net cash provided by (used for) investing activities	36,020	(150,933)

Cash flows from financing activities:
Repayment of long-term obligation	(12)	(29)
Proceeds from issuance of long-term debt, net	—	233,738
Proceeds from issuance of common stock	20,067	10,976
Purchase of treasury stock	(39,448)	(58,191)

Net cash (used for) provided by financing activities	(19,393)	186,494

Effect of foreign exchange changes on cash and cash equivalents	(116)	25

Increase in cash and cash equivalents	50,388	52,543
Cash and cash equivalents at beginning of year	113,163	153,905

Cash and cash equivalents at end of period	$163,551	$206,448

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the “Company”), as of and for the interim period ended June 30, 2004, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2003, contained in the Company’s Annual Report to Stockholders on Form 10-K. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with accounting principles generally accepted in the United States of America. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto. Certain prior year balances have been reclassified to conform with the current year presentation.

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

The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim period ended June 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. Accounting for Derivative Instruments and Hedging

Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133 requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. The Company determined that its only derivative is an embedded derivative contained in its 1.50% Senior Convertible Debentures, which was determined to have an insignificant value.

3. Stock-based Employee Compensation

As permitted under SFAS No. 123 Accounting for Stock-Based Compensation, as amended, the Company has elected to use the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. Accordingly, no stock-based compensation costs related to stock options have been recorded in the income statement. The Company has determined pro forma net earnings and net earnings per share information as if the fair value method described in SFAS 123 had been applied to its employee stock-based compensation and had been recognized as compensation expense.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In thousands, except per share amounts)		2004	2003	2004	2003
Net income	As reported	$10,138	$8,091	21,147	$13,193
Add: Stock-based employee compensation expenses included in reported net income related to restricted stock grants, net of related tax effect		92	—	184	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		(4,629)	(3,647)	(9,801)	(7,510)

Net income	Pro forma	$5,601	$4,444	$11,530	$5,683

Earnings per basic common share	As reported	$0.19	$0.15	$0.39	$0.24
	Pro forma	$0.10	$0.08	$0.21	$0.10

Earnings per diluted common share	As reported	$0.18	$0.15	$0.38	$0.24
	Pro forma	$0.10	$0.08	$0.21	$0.10

4. Comprehensive Income

The Company’s comprehensive income, which includes net income, market valuation adjustments and currency translation adjustments, is as follows:

	Three Months Ended June 30		Six Months Ended June 30,
(In thousands, unaudited)	2004	2003	2004	2003
Net income	$10,138	$8,091	$21,147	$13,193
Market valuation of investments, net of tax	(3,807)	(721)	(2,807)	(1,005)
Currency translation adjustment	(164)	710	(283)	992

Comprehensive income	$6,167	$8,080	$18,057	$13,180

5. Earnings Per Share

The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts, unaudited)	2004	2003	2004	2003
Net income available to common shareholders	$10,138	$8,091	$21,147	$13,193

Shares
Basic shares	53,847	54,028	54,028	54,367
Effect of dilutive securities	1,699	878	1,741	687

Diluted Shares	55,546	54,906	55,769	55,054

Earnings per common share
Basic EPS	$0.19	$0.15	$0.39	$0.24

Diluted EPS	$0.18	$0.15	$0.38	$0.24

Anti-dilutive weighted average shares of common stock of 2,448,534 and 4,545,069 as of June 30, 2004 and 2003, respectively, have been excluded from the effect of dilutive securities because the options’ exercise prices were greater than the average market price of the common stock for the periods then ended. The convertible debentures issued June 4, 2003 are considered contingently convertible securities and were excluded from the earnings per share calculations for all periods presented. The debentures represent 9,084,192 potential shares of common stock issuable upon conversion.

6. Acquisitions

2003 Acquisitions

Best GmbH

In January 2003 the Company acquired Best GmbH, a German-based software company that provides proofing products for worldwide print and publishing markets, for approximately $9.6 million in cash. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

(In thousands)
Cash acquired	$196
Other tangible assets	1,594
In-process research and development	1,220
Developed technology	2,080
Trademarks and trade names, license and distributor relationships	2,860
Goodwill	5,341

13,291
Liabilities assumed	(1,754)
Deferred tax liability related to assets acquired	(1,952)

$9,585

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives; developed technology has a five-year life and all other acquired intangibles have a ten-year life.

Printcafe Software, Inc.

In October 2003 the Company acquired Printcafe Software, Inc. (“Printcafe”) for total consideration of approximately $33.4 million, paid in cash and common stock of the Company. Approximately 12.8 million shares of Printcafe common stock were issued and outstanding on that date, of which approximately 8.8 million shares of Printcafe common stock were redeemed for $22.9 million and approximately 1.9 million shares of Printcafe common stock were exchanged for approximately 0.2 million shares of the Company’s common stock, valued at $5.0 million. The remaining 2.1 million shares of stock were acquired by the Company for $5.5 million earlier in 2003. The Company applied the equity method of accounting for its investment in Printcafe and accordingly recorded a charge of $1.6 million based upon its share of Printcafe’s losses for the pre-acquisition period. The Company incurred $1.0 million of capitalized transaction-related costs including legal fees, accounting fees and other consulting fees and assumed stock options with a fair value of $0.6 million. The Company assumed liabilities in excess of assets on the date of acquisition of $14.9 million. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition as follows:

(In thousands)
Cash acquired	$604
Other tangible assets acquired	19,096
In-process research and development	8,600
Developed technology	7,400
Customer relationships	16,100
Patents, trademarks and trade names	3,700
Goodwill	12,508

68,008
Liabilities assumed	(34,607)

$33,401

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives; developed technology has a four-year life and all other acquired intangibles, including customer relationships, have a five-year life.

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

$20,021

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives; developed technology has a three-year life, customer relationships have a four-year life and the remaining acquired intangibles have a five- to seven-year life.

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

$11,811

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives; developed technology has a three-year life, customer relationships have a four-year life and the remaining acquired intangibles have a five-year life.

Valuation Methodology

Intangible assets acquired consist of developed technology, patents, trademarks and trade names and customer relationships. The amount allocated to the purchased in-process research and development (“IPR&D”) was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value at rates ranging from 25% to 30%. The percentage of completion for in-process projects acquired ranged from 10% to 90%. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. IPR&D was included in operating expenses as part of other acquisition-related charges.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Revenue	$109,107	$103,699	$217,871	$204,825

Net income	$10,138	$3,512	$21,778	$3,606

Basic earnings per common share	$0.19	$0.06	$0.40	$0.07

Diluted earnings per common share	$0.18	$0.06	$0.39	$0.07

2004 Divestiture

In February 2004 the Company sold certain assets related to its Unimobile business for cash of $5.3 million, including $1.1 million of cash held in escrow for up to eighteen months after the sale. The Company recognized a gain on sale of $3.0 million after accounting for the intangible and tangible assets of $1.8 million and related liabilities of $0.5 million.

7. Balance Sheet Components

(In thousands)	June 30, 2004	December 31, 2003
Accounts receivable:
Accounts receivable	$55,141	$57,212
Less reserves and allowances	(2,811)	(3,895)

	$52,330	$53,317

Inventories:
Raw materials	$2,388	$5,542
Finished goods	1,475	2,447

	$3,863	$7,989

	June 30, 2004	December 31, 2003
Other current assets:
Deferred income taxes, current portion	$25,258	$23,725
Receivable from subcontract manufacturers	1,297	938
Other	4,042	4,055

	$30,597	$28,718

Property and equipment:
Land, building and improvements	$39,279	$38,857
Equipment and purchased software	47,848	45,733
Furniture and leasehold improvements	14,163	13,994

	101,290	98,584
Less accumulated depreciation and amortization	(53,399)	(49,490)

	$47,891	$49,094

Other assets:
Deferred income taxes, non-current, net	$10,812	$12,788
Debt issuance costs, net	5,328	5,953
Other	1,972	743

	$18,112	$19,484

Accrued and other liabilities:
Accrued compensation and benefits	$15,891	$18,993
Deferred revenue	15,413	14,070
Accrued warranty provision	1,907	2,103
Accrued royalty payments	7,073	7,916
Other accrued liabilities	22,450	24,304

	$62,734	$67,386

8. Goodwill and Other Identified Intangible Assets

		June 30, 2004			December 31, 2003
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Net Carrying Amount	Amount	Amortization	Net Carrying Amount
Goodwill	$86,824	$(10,279)	$76,545	$77,445	$(10,279)	$67,166

Acquired technology	$37,753	$(13,478)	$24,275	$36,281	$(10,472)	$25,809
Trademarks and trade names	10,683	(5,800)	4,883	11,186	(4,780)	6,406
Other intangible assets	20,692	(2,639)	18,053	19,525	(708)	18,817

Amortizable intangible assets	$69,128	$(21,917)	$47,211	$66,992	$(15,960)	$51,032

As required under SFAS 142, Goodwill and Other Intangible Assets, the Company performed an annual review in 2003 and determined that no impairments needed to be recorded against the goodwill account at that time. The 2004 annual review for impairment is scheduled for the third quarter of 2004. The acquisition of ADS and additional purchase price adjustments associated with prior year acquisitions increased goodwill by $9.5 million for the first six months of 2004.

Aggregate amortization expense was $3.5 million and $7.0 million for the three and six months ended June 30, 2004, respectively and $1.3 million and $2.6 million for the three and six months ended June 30, 2003, respectively. As of June 30, 2004 future estimated amortization expense related to intangible assets is estimated to be:

(In thousands)
2004	$6,731
2005	12,775
2006	12,435
2007	9,587
2008 and thereafter	4,279

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

Maturities of long-term debt are approximately $24,000 per year for the next five years.

(In thousands)	June 30, 2004	December 31, 2003
1.50% convertible debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$240,000
Bonds due to City of Foster City, variable interest rate, interest and principal payments due semi-annually	224	236

	$240,224	$240,236

10. Commitments and Contingencies

Off-Balance Sheet Financing - Synthetic Lease Arrangement

The Company is a party to two synthetic leases covering its Foster City facilities. The first lease (“1997 Lease”) was entered into in 1997 to fund the construction of an approximately 295,000 square foot building. The second lease (“1999 Lease”) was entered into in 1999 to fund the construction of an approximately 165,000 square-foot building. The Company may, at its option, purchase the facilities during or at the end of the term of the leases for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). In conjunction with the 1997 and 1999 Leases, the Company has entered into separate ground leases with the lessors for approximately 35 years. The Company has guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of their funding. The Company has assessed its exposure in relation to the first loss guarantee under the 1997 Lease and believes that there is no deficiency to the guaranteed value at June 30, 2004. The Company intends to renegotiate the 1999 Lease, and as part of that process will perform a valuation at that time. If there is a decline in value, the Company will record a loss associated with the residual value guarantee.

The 1997 Lease, which expired in July 2004, requires the Company to meet certain financial covenant requirements related to cash to debt, fixed charge coverage ratio, leverage ratio and consolidated tangible net worth as defined in the lease agreement. If the Company maintains pledged collateral, then a limited subset of these covenants must be met. The tangible net worth financial covenant requires us to maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgments and lines of business. The Company is in compliance with all of the covenants, either directly, or through the existence of the pledged collateral. The pledged collateral under the 1997 Lease (approximately $69.9 million at June 30, 2004) has been classified as restricted on the balance sheet. The Company could be required to purchase the building covered by the 1997 Lease if the Company were to default on any indebtedness in excess of $10.0 million, to not appeal a judgment in excess of $10.0 million, or where a creditor has commenced enforcement proceedings on an order for payment of money in excess of $10.0 million. The Company is liable to the lessor for the full purchase amount of the buildings if it defaults on its covenants.

The Company has negotiated a new lease to replace the expired 1997 Lease. The new lease expires in July 2014, and is similar to the 1999 Lease in the covenants structure but with lesser amounts necessary in net worth and tangible net worth in order to remain in compliance.

The 1999 Lease, which has a initial seven-year term, requires the Company to meet certain financial covenant requirements related to fixed charge coverage ratio, consolidated net worth and consolidated tangible net worth as defined in the lease agreement. The tangible net worth financial covenant requires us to maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgments and lines of business. The Company is in compliance with all of the covenants. The Company is liable to the lessor for the full purchase amount of the buildings if it defaults on its covenants. The funds pledged under the 1999 Lease (approximately $43.1 million at June 30, 2004) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. With regards to the 1999 Lease the Company is considered a Tranche A lender of $35.3 million of the $43.1 million, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

The Company is treated as the owner of these buildings for federal income tax purposes.

Effective July 1, 2003, the Company has applied the accounting and disclosure rules set forth in Interpretation No. 46 Consolidation of Variable Interest Entities, as revised (“FIN 46R”) for variable interest entities (“VIEs”). The Company has evaluated its synthetic lease agreements to determine if the arrangements qualify as variable interest entities under FIN 46R. The Company determined that the synthetic lease agreements do qualify as VIEs; however, because the Company is not the primary beneficiary under FIN 46R it is not required to consolidate the VIEs in the financial statements.

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

Product Warranties

Financial Accounting Standards Board Interpretation No 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company’s products are generally accompanied by a 12-month warranty, which covers both parts and labor. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The warranty provision is based upon historical experience by product, configuration and geographic region.

Changes in the warranty reserves for the six months ended June 30, 2004 and 2003 were as follows:

(In thousands)	2004	2003
Balance at January 1	$2,103	$2,515
Provision for warranty during the period	896	1,075
Settlements	(1,092)	(1,101)

Balance at June 30	$1,907	$2,489

Legal Proceedings

Over the past several years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and its customers for allegedly infringing his soon to be issued patent and for allegedly misappropriating his alleged trade secrets. The Company believes Mr. Coyle’s claims are baseless and completely without merit. Therefore, on December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor has it infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California Court dismissed the Company’s complaint citing the Court’s lack of jurisdiction over Mr. Coyle. The Company appealed the Court’s dismissal to the Court of Appeals for the Federal Circuit in Washington D.C., who reversed the dismissal of our case and remanded it back to the Northern District of California Court. Mr. Coyle and Kolbet Labs subsequently moved to dismiss our complaint under the Declaratory Judgment Act. The Court granted dismissal on February 17, 2004. On February 17, 2004, the Company filed a second declaratory relief action in the Northern District of California against Mr. Coyle and Kolbet Labs. On February 27, 2004, the Company filed a notice of appeal which is pending in Court of Appeals for the Federal Circuit in Washington, D.C. The Company is pursuing both of its cases against Mr. Coyle and Kolbet Labs.

On February 26, 2002, Mr. Coyle’s company, J&L Electronics, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. The Company denied all of the allegations and management believed this lawsuit to be without merit. On March 28, 2003, the Federal District Judge dismissed the complaint for lack of jurisdiction over us. J&L Electronics appealed the dismissal to the Court of Appeals for the Federal Circuit. On February 9, 2004, the Court of Appeals for the Federal Circuit affirmed the dismissal of J&L Electronics’ complaint. J&L appealed to the U.S. Supreme Court who denied his petition on January 12, 2004. Although Mr. Coyle lost both of his appeals, he caused J&L Electronics to initiate yet another legal action, this time in Arizona.

On May 3, 2004, J&L Electronics, filed a complaint against the Company in the United States District Court for the District of Arizona alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. The Company believes that the patent is invalid and the lawsuit is without merit and intends to defend itself accordingly.

On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., now a wholly owned subsidiary of the Company and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. The Company acquired Printcafe in October 2003. On June 28, 2004, an amended complaint was filed in the action adding additional Printcafe directors as defendants. The Company believes that the lawsuit is without merit and intends to defend itself accordingly.

In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business.

Indemnifications

In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement or other possible claims made by third parties arising from the use of our products.

Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

As permitted under Delaware law, we have agreements whereby we indemnify our executive officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

11. Subsequent events

In July 2004 we negotiated a new lease to replace the 1997 Lease upon its expiration. The new lease expires in July 2014, and has covenants and a residual value guarantee similar to the 1999 Lease in structure but with lesser amounts necessary in net worth and tangible net worth in order to remain in compliance. The funds pledged under the new lease total $56.9 million and are in a LIBOR-based interest bearing account and will be classified as long-term restricted investments on the balance sheet.

Subsequent to the close of the second quarter, the Company reached a settlement agreement with the Internal Revenue Service regarding a tax audit for the years 1999, 2000 and 2001. The Company expects to record a financial statement benefit for this settlement in the third quarter.

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

Results of Operations

The following tables set forth items in our condensed consolidated statements of income as a percentage of total revenue for the three-month and six-month periods ended June 30, 2004 and 2003 and the percentage change from 2004 over 2003. These operating results are not necessarily indicative of our results for any future period.

	Three Months		%	Six Months		%
	Ended June 30,		Change	Ended June 30,		Change
			2004 over			2004 over
	2004	2003	2003	2004	2003	2003
Revenue	100%	100%	23%	100%	100%	24%
Cost of revenue	35%	40%	8%	35%	41%	7%

Gross profit	65%	60%	33%	65%	59%	36%
Research and development	25%	26%	19%	26%	26%	19%
Sales and marketing	19%	17%	32%	18%	17%	30%
General and administrative	6%	6%	36%	6%	6%	34%
Amortization of identified intangibles and other acquisition-related expense	3%	2%	165%	4%	2%	106%

Total operating expenses	53%	51%	30%	54%	51%	28%

Income from operations	12%	9%	51%	11%	8%	87%
Interest and other income	2%	3%	(8)%	3%	3%	5%
Interest expense	(1)%	—	253%	(1)%	—	581%
Loss on equity investment	—	—	(100)%	—	—	(100)%
Gain on sale of assets	—	—	—	1%	—	—

Total interest and other income, net	1%	3%	(42)%	3%	3%	23%

Income before income taxes	13%	12%	30%	14%	11%	69%
Provision for income taxes	(4)%	(3)%	42%	(4)%	(3)%	92%

Net income	9%	9%	25%	10%	8%	60%

Revenue

We classify our revenue into three major categories, Servers, Embedded Products and Professional Printing Applications, along with a Miscellaneous category for other sources of revenue. The first category, “Servers”, is made up of stand-alone servers, which connect digital copiers with computer networks. This category includes the Fiery, Splash, Edox, and MicroPress color and black and white server products. The second category, “Embedded Products”, consists of embedded desktop controllers, bundled solutions, design-licensed solutions and software RIPs (Raster Image Processor) primarily for the office market. The third category, “Professional Printing Applications”, consists of software technology centered on printing workflow, print management information systems, proofing and web submission and job tracking tools. Miscellaneous revenue consists of spares, and the enterprise solutions suite of products consisting of scanning solutions, field dispatching solutions and mobile printing solutions.

Our revenues increased 23% to $109.1 million in the second quarter of 2004, compared to $88.7 million in the second quarter of 2003, with a 16% decrease in unit volume between the two periods. For the six-month period ended June 30, 2004, revenues were $215.8 million, a 24% increase over the same period in 2003, while the unit volume decreased by 11%. Sales of our stand-alone servers and professional printing applications accounted for a significant portion of the increase in revenue for both the three-month and six- month period comparisons, while the decrease in volume was driven by the divestiture of eBeam.

The following is a breakdown of categories of revenue, both in terms of absolute dollars and as a percentage (%) of total revenue. Also shown is volume as a percentage (%) of total units shipped by product category.

Revenue	Three Months Ended June 30,					Six Months Ended June 30,
	2004		2003		%	2004		2003		%
(In millions)	$	%	$	%	Change	$	%	$	%	Change
Servers	$45.7	42%	$36.7	42%	25%	$96.5	45%	$78.3	45%	23%
Embedded Products	37.2	34%	37.5	42%	(1)%	68.4	32%	67.0	38%	2%
Professional Printing Applications	18.3	17%	4.6	5%	294%	33.6	15%	7.3	4%	361%
Miscellaneous	7.9	7%	9.9	11%	(20)%	17.3	8%	21.8	13%	(21)%

Total Revenue	$109.1	100%	$88.7	100%	23%	$215.8	100%	$174.4	100%	24%

	Three Months Ended			Six Months Ended
Volume	June 30,			June 30,
	2004	2003	% Change	2004	2003	% Change
Servers	23%	16%	21%	25%	18%	30%
Embedded Products	76%	74%	(14)%	74%	74%	(12)%
Professional Printing Applications	—	—	—	—	—	—
Miscellaneous	1%	10%	(93)%	1%	8%	(90)%

Total Volume	100%	100%	(16)%	100%	100%	(11)%

For the three-month period ended June 30, 2004, the servers category made up 42% of total revenue, a 25% increase over the same period in 2003. For the same period comparison, the volume of servers shipped increased 21%. The servers category made up 45% of total revenue and 25% of total unit volume for the six-month period ended June 30, 2004 and it made up 45% of total revenue and approximately 18% of total unit volume for the six-month period ended June 30, 2003. For both the three-month and six-month period comparisons, the increase in revenue and increase in unit volume in this category was due in part to the launch of a new series of Fiery servers over the last 2 quarters and to sales of our Micropress server product, which we acquired through our acquisition of T/R Systems in November 2003.

For the three-month period ended June 30, 2004, the embedded products category made up 34% of total revenue, a 1% decrease over the same period in 2003. The embedded products category made up 32% of total revenue and 74% of total unit volume for the six-month period ended June 30, 2004. It made up approximately 38% of total revenue and 74% of total unit volume for the same period a year ago. A significant percentage of embedded product revenue is attributable to EFI’s design-licensed solutions, which have a lower average selling price but higher gross margin than embedded products. The amount of design license solutions as a percentage of the total revenue segment is growing thus putting additional pressure on the top line results.

For the three months ended June 30, 2004 and 2003, the professional printing applications category made up 17% and 5% of total revenue, respectively. For the six months ended June 30, 2004 and 2003, the professional printing applications category made up 15% and 4% of total revenue, respectively. The majority of the increase in this category for both comparisons came from the print management information system products acquired through the

Printcafe transaction in addition to substantial growth in the other software products such as graphic arts package, color profiler, and bundled software packages. We recorded an approximate 30% revenue growth for the three months ended June 30, 2004 compared to the same period in 2003 when the revenues from acquired companies are added to our revenues in the prior year. Because this category consists of software sales, we do not have any associated unit volumes.

The miscellaneous category has decreased from 11% of total revenue in the three-month period ended June 30, 2003 to 7% of total revenue in the three-month period ended June 30, 2004 while volumes in this category decreased from 10% of total volume to 1% of total volume for the same period comparison. The miscellaneous category has decreased from 13% of total revenue in the six month period ended June 30, 2003 to 8.0% of total revenue in the six month period ended June 30, 2004 while volumes in this category decreased from 8% of total volume to 1% of total volume for the same period comparison. The decrease in revenue is mostly attributable to reduced sales of spare components, the divestiture of the eBeam product line and the sale of the Unimobile assets, partially offset with the revenue from ADS which was acquired in February 2004. The decrease in volume is due to the divestiture of the eBeam product line, which in the first 6 months of 2003 accounted for 96% of the volumes in this category.

To the extent our major product categories do not grow over time in absolute terms, or if we are not able to meet demand for higher unit volumes, it could have a material adverse effect on our operating results. There can be no assurance that any new controller products that we introduce in the future will be qualified by all or any of our OEM customers, or that such products will successfully compete, be accepted by the market, or otherwise effectively replace the volume of revenue and/or income from our older products. Market acceptance of our software products, products acquired through acquisitions and other products, such as DocSend, cannot be assured.

We also believe that in addition to the factors described above, price reductions for all of our products will affect revenues in the future. We have previously and will likely in the future reduce prices for our products. Depending upon the price-elasticity of demand for our products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on our revenues and profits. While we have managed to improve gross margins in the past through the utilization of fewer contract manufacturers, obtaining favorable component pricing from our suppliers and through an increase in higher gross margin software sales and design license sales, this trend may not continue. If we are not able to compensate for lower gross margins resulting from price reductions with increased sales volumes, our results of operations could be adversely affected. In addition, our revenue in the future may depend more upon sales of products with relatively lower gross margins such as embedded controllers for printers, and color and black-and-white copiers, and stand-alone controllers for black-and-white copiers or sales of our design-licensed solutions, which have lower per unit sales prices, but higher gross margins. If we are not able to compensate for such lower gross margins, or lower per unit revenues with an increased volume of sales of such products, our results of operations may be adversely affected.

Revenue and volume by geographic area for the three-month and six-month periods ended June 30, 2004 and June 30, 2003 were as follows:

	Three Months Ended June 30,
	2004			2003
(In millions)	$	%	% of volume	$	%	% of volume	% of $ change
Americas	$59.4	54%	29%	$43.8	49%	32%	36%
Europe	29.1	27%	25%	28.4	32%	26%	2%
Japan	16.6	15%	39%	11.2	13%	23%	48%
Rest of World	4.0	4%	7%	5.3	6%	19%	(23)%

Total Revenue	$109.1	100%	100%	$88.7	100%	100%	23%

	Six Months Ended June 30,
	2004			2003
(In millions)	$	%	% of volume	$	%	% of volume	% of $ change
Americas	$118.4	55%	32%	$86.6	50%	35%	37%
Europe	59.5	27%	26%	57.1	33%	27%	4%
Japan	30.0	14%	37%	20.9	12%	18%	44%
Rest of World	7.9	4%	5%	9.8	5%	20%	(19)%

Total Revenue	$215.8	100%	100%	$174.4	100%	100%	24%

The Americas region increased by 37% to $118.4 million in sales during the first six months of 2004 from approximately $86.6 million in the first six months of 2003, largely attributable to sales of the newly acquired products from Printcafe and ADS, as well as increases in the server category. Revenues in the Japan region increased by 44% to approximately $30.0 million during the first six months of 2004 from approximately $20.9 million in the first six months of 2003. A significant portion of this increase can be attributed to greater demand for design-licensed color solutions, which are sold to OEM customers in Japan, for incorporation into their products, which are then shipped from Japan to other countries. The Rest-of-World region, which includes the Asia Pacific but excludes Japan, showed a decrease of 19% for the six months ended June 30, 2004 largely due to design license products being shipped to Japan rather than directly into the region, while Europe also showed a moderate increase in revenue, due in part to increased sales of professional printing applications products and print servers.

Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations, making it difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what is reported. We expect that export sales will continue to represent a significant portion of our total revenue.

Substantially all of our revenue for the last three years was attributable to sales of products through our OEM customers and independent distributor channels. During 2004, we have continued to work on both increasing the number of OEM customers and expanding the size of existing relationships with OEM customers. For the six months ended June 30, 2004 and 2003, three customers - Canon, Konica Minolta, and Xerox - provided more than 10% of our revenue individually and approximately 67% of our revenue in aggregate for both periods. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced or discontinued their purchases from us at various times in the past and any customer could do so in the future. Such reductions or discontinuations have in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations.

In addition to our server and embedded products sold through our OEM’s, we have diversified into new markets and distribution channels with our Professional Printing Applications. This category of our revenue has grown to 17% of our revenue in the second quarter of 2004. Outside of sales of our Professional Printing Applications to our OEMs, we have no significant customers in this category.

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

Gross Margins

For the quarter ended June 30, 2004 our gross margin was 65% compared to approximately 60% for the same period a year ago. The improvement came from increased sales of design-licensed solutions and an increase in software sales both of which traditionally have higher gross margins than our other products. We believe that gross margin will continue to be impacted by a variety of factors. These factors include the market prices that can be achieved on our current and future products, the availability and pricing of key components (including DRAM, Processors, and Postscript interpreter software), third party manufacturing costs, product, channel, and geographic mix, the success of our product transitions and new products, the pace of migration to a design-licensed business model for embedded products, competition with third parties and our OEM customers, and general economic conditions in the United States and abroad. Consequently, we anticipate gross margins will fluctuate from period to period.

Operating Expenses

Operating expenses as a percentage of revenue amounted to approximately 53% and 51% respectively for the three-month periods ended June 30, 2004 and 2003 and 54% and 51% for the six-month periods ended June 30, 2004 and 2003, respectively. Operating expenses increased by 30% in the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003, and increased 28% in the six months ended June 30, 2004 compared to the same period in 2003. The addition of Printcafe and T/R Systems in late 2003 and ADS in mid-February 2004 contributed the majority of the increase in operating expenses.

We anticipate that operating expenses may increase in future periods both in absolute dollars and as a percentage of revenue as investments are made in new business areas and direct and channel relationships in our sales organization.

The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation, and costs of prototype materials. Research and development expenses were 25% and 26% of revenue for the second quarter of 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, research and development expenses were 26%.

In absolute dollars, research and development increased by approximately $4.4 million in the second quarter of 2004 from the second quarter of 2003. Research and development expenses related to our recent acquisitions partially offset by the reduction in costs from the eBeam and Unimobile divestitures contributed the majority of the increase for the quarter ending June 30, 2004. The remaining increase consisted of increased payroll costs from merit increases and increased headcount.

Research and development expenses increased by approximately $8.7 million year over year for the six months ended June 30, 2004. Research and development expenses related to our recent acquisitions partially offset by the reduction in costs from the eBeam and Unimobile divestitures accounted for the majority of the increase for the six months ending June 30, 2004. The remaining increase consisted of increased payroll costs from merit increases and additional employees.

We believe that the development of new products and the enhancement of existing products are essential to our continued success, and intend to continue to devote substantial resources to research and new product development efforts. Accordingly, we expect that our research and development expenses may increase in absolute dollars and also as a percentage of revenue in the future.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs, and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Asia, and other locations around the world. Sales and marketing expenses for the three-month period ended June 30, 2004 were approximately $20.1 million or 19% of revenue compared to approximately $15.2 million or 17% of revenue for the three months ended June 30, 2003. The increase in absolute dollars was approximately $4.9 million for the quarter. The majority of the increase came from costs related to the former Printcafe, T/R Systems and ADS operations as well as increased trade show expenses, partially offset by a decrease in expenses related to the divestiture of the eBeam and Unimobile businesses.

In addition, sales and marketing expenses, particularly those incurred in Europe, where we have a significant presence, were negatively impacted by the weakening US dollar, increasing expenses from year to year slightly. While the costs in the local currency may have stayed relatively constant, the translated US dollar costs have increased.

Sales and marketing expenses for the six-month period ended June 30, 2004 were approximately $39.0 million or 18% of revenue compared to approximately $29.9 million or 17% of revenue for the six months ended June 30, 2003. The majority of the increase in absolute dollars of approximately $9.1 million is comprised of costs related to the operations of the former Printcafe, T/R Systems, and ADS businesses, offset with a decrease in expenses due to the spin-off of eBeam and Unimobile groups. Expense for tradeshows increased as well, adversely impacting the six-month comparison. In addition, sales and marketing expenses, particularly those incurred in Europe, where we have a significant presence, were negatively impacted by the weakening US dollar, increasing expenses slightly from year to year. While the costs in the local currency may have stayed relatively constant, the translated US dollar costs have increased.

We expect that our sales and marketing expenses may increase in absolute dollars as we continue to actively promote our products, introduce new products and services, and continue to build our sales and marketing organization, particularly in Europe and Asia Pacific, and as we grow our software solutions and other new product lines which require greater sales and marketing support from us. We also expect that if the US dollar remains volatile against the euro or other currencies, sales and marketing expenses reported in US dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees, and other costs associated with public companies. General and administrative expenses were approximately $6.8 million or 6% of revenue for the quarter ended June 30, 2004, compared to approximately $5.0 million or 6% of revenue for the quarter ended June 30, 2003. The increase in absolute dollars of approximately $1.8 million primarily came from costs related to the acquired organizations and increased legal, auditing and tax-consulting expenses including costs related to compliance with the Sarbanes-Oxley Act of 2002. We expect that general and administrative costs will increase both as a percentage of revenue and in absolute dollars in 2004 due to additional costs that will be incurred for compliance with the Sarbanes-Oxley Act. We also expect that if the US dollar remains volatile against the euro or other currencies, general and administrative expenses reported in US dollars could fluctuate.

General and administrative expenses were approximately $13.4 million or 6% of revenue for the six months ended June 30, 2004, compared to approximately $10.0 million or 6% of revenue for the six months ended June 30, 2003. The increase in absolute dollars of approximately $3.4 million primarily came from costs related to the acquired organizations, increased employee salary and bonus expense, and increased legal, auditing, and tax-consulting expenses including costs related to compliance with the Sarbanes-Oxley Act of 2002. We expect that general and administrative costs will increase both as a percentage of revenue and in absolute dollars in 2004 due to additional costs that will be incurred for compliance with the Sarbanes-Oxley Act. We also expect that if the US dollar remains volatile against the euro or other currencies, general and administrative expenses reported in US dollars could fluctuate.

Amortization of Identified Intangibles and other Acquisition-related Expense

Amortization of identified intangibles and other acquisition-related expense for the three months ended June 30, 2004 was approximately $3.5 million compared to approximately $1.3 million for the three months ended June 30, 2003. Amortization of identified intangibles was approximately $7.0 million and approximately $2.6 million for the six months ended June 30, 2004 and 2003, respectively. The increase was attributable to the amortization of identified intangibles related to the acquisitions made in late 2003 and early 2004. In-process research and development was $1.0 million for the first half of 2004 for the ADS acquisition and approximately $1.2 million for the first half of 2003 for the Best acquisition.

Interest and Other Income, net

Interest and Other Income, Net

Interest income is derived mainly from our short-term investments, net of investment fees. For the three months ended June 30, 2004 interest and other income was approximately $2.8 million, while for the three months ended June 30, 2003 it was approximately $3.0 million. The decrease was driven by declining interest rates. For the six months ended June 30, 2004 interest and other income was approximately $5.9 million, while for the six months ended June 30, 2003 it was approximately $5.6 million.

Interest Expense

Interest expense for the first six months of 2004 includes the interest expense and debt amortization costs of approximately $2.6 million related to our 1.50% senior convertible debt issued in June 2003. We had approximately $0.4 million in interest expense for the first six months of 2003.

Gain on Sale of Assets

We recognized approximately $3.0 million in the six months ended June 30, 2004 from the sale of assets related to Unimobile.

Income Taxes

Our effective tax rate was 30% and 27% for the three-month periods ended June 30, 2004 and 2003, respectively and 31% and 27% for the six-month periods ended June 30, 2004 and 2003. The rate increased in 2004 due to the in-process research and development write-off related to the ADS acquisition, the expiration of the United States research and development credit on June 30, 2004, decreased investments in tax-exempt securities, and increased income before taxes. In each of these periods, we benefited from tax-exempt interest income, research and development credits, and benefits from foreign sales in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased by $1.2 million to $622.9 million as of June 30, 2004, from $624.1 million as of December 31, 2003. Working capital decreased by $0.2 million to $665.0 million as of June 30, 2004, down from $665.2 million as of December 31, 2003. We invest cash in excess of our operating needs in short-term investments.

Net cash provided by operating activities was $33.9 million for the six-month period ended June 30, 2004. Net income of $21.1 million was adjusted by $12.1 million for non-cash charges of depreciation and amortization, the write-off of in-process research and development cost, bad-debt expense and deferred compensation and $3.0 million related to the gain on the sale of assets. Changes in current assets and liabilities increased cash by $3.5 million, with decreases in cash resulting from accounts payable and accrued liabilities, offset with increases in cash from accounts receivable, income taxes payable, and inventories. The accounts receivable balance declined, thus providing cash because of improved collections. Inventory balances were down as we decreased our finished goods inventory and consumed raw materials that were purchased over the last several quarters.

Sales in excess of purchases of short-term investments were $47.0 million for the six-month period ended June 30, 2004, to provide funds for our common stock repurchase program and acquisitions. In February 2004, we acquired ADS for approximately $11.6 million, net of cash received in the transaction. In March 2004, we sold assets from our Unimobile group and received $4.1 million in proceeds. Our capital expenditures generally consist of investments in computer equipment and furniture for use in our operations. We purchased approximately $3.2 million of equipment during the six-month period ended June 30, 2004, net of retirements.

Net cash used by financing activities of $19.4 million in the six-month period ended June 30, 2004, was the result of $20.1 million from the exercises of common stock options and the issuance of stock under our Employee Stock

Purchase Plan, less $39.4 million used for the repurchase of shares of our common stock. The Board of Directors authorized $50.0 million for the repurchase of our common stock in 2003, of which $15.1 million remains available. We expect to spend the remaining authorized funds before the end of 2004.

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

Indemnifications

In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement or others possible claims made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

As permitted under Delaware law, we have agreements whereby we indemnify our executive officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Legal Proceedings

Over the past several years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that we buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue us and our customers for allegedly infringing his soon to be issued patent and for allegedly misappropriating his alleged trade secrets. We believe Mr. Coyle’s claims are baseless and completely without merit. Therefore, on December 11, 2001, we filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that we and our customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor have we infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through our sale of Fiery, Splash or EDOX print controllers. We also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against us, our suppliers, vendors, customers and users of our products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California Court dismissed our complaint citing the Court’s lack of jurisdiction over Mr. Coyle. We appealed the Court’s dismissal to the Court of Appeals for the Federal Circuit in Washington D.C., who reversed the dismissal of our case and remanded it back to the Northern District of California Court. Mr. Coyle and Kolbet Labs subsequently moved to dismiss our complaint under the Declaratory Judgment Act. The Court granted dismissal on February 17, 2004. On February 17, 2004, we filed a second declaratory relief action in the Northern District of California against Mr. Coyle and Kolbet Labs. On February 27, 2004, we filed a notice of appeal which is pending in Court of Appeals for the Federal Circuit in Washington, D.C. We are pursuing both of our cases against Mr. Coyle and Kolbet Labs.

On February 26, 2002, Mr. Coyle’s company, J&L Electronics, filed a complaint against us in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. We denied all of the allegations and management believed this lawsuit to be without merit. On March 28, 2003, the Federal District Judge dismissed the complaint for lack of jurisdiction over us. J&L Electronics appealed the dismissal to the Court of Appeals for the Federal Circuit. On February 9, 2004, the Court of Appeals for the Federal Circuit affirmed the dismissal of J&L Electronics’ complaint. J&L appealed to the U.S. Supreme Court who denied his petition on January 12, 2004. Although Mr. Coyle lost both of his appeals, he has caused J&L Electronics to initiate yet another legal action, this time in Arizona.

On May 3, 2004, J&L Electronics, filed a complaint against us in the United States District Court for the District of Arizona alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. We believe that the patent is invalid and the lawsuit is without merit and intend to defend ourselves accordingly.

On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., now our wholly owned subsidiary and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. We acquired Printcafe in October 2003. On June 28, 2004, an amended complaint was filed in the action adding additional Printcafe directors as defendants. We believe that the lawsuit is without merit and intend to defend ourselves accordingly.

In addition, we are involved from time to time in litigation relating to claims arising in the normal course of our business.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

We are a party to two synthetic leases covering our Foster City facilities. The first lease (“1997 Lease”) was entered into in 1997 to fund the construction of an approximately 295,000 square foot building. The second lease (“1999 Lease”) was entered into in 1999 to fund the construction of an approximately 165,000 square-foot building. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the respective lessor to construct the facilities ($56.8 million for the 1997 Lease and $43.1 million for the 1999 Lease). In conjunction with the 1997 and 1999 Leases, we have entered into separate ground leases with the lessors for approximately 35 years. We have guaranteed to the lessors a residual value associated with the buildings equal to approximately 82% of their funding. We may be liable to the lessor for the amount of the residual guarantee if we either fail to renew the lease or do not purchase or locate a purchaser for the leased building at the end of the lease term. If we determine that there is a decline in the value of the building before the end of the lease, we would be required to record a loss in our financial statements for that decline.

The 1997 Lease, which expired in July 2004, requires us to meet certain financial covenant requirements related to cash to debt, fixed charge coverage ratio, leverage ratio and consolidated tangible net worth as defined in the lease agreement. If we maintain pledged collateral, then a limited subset of these covenants must be met. The tangible net worth financial covenant requires us to maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgments and lines of business. We are in compliance with all of the covenants, either directly, or through the existence of the pledged collateral. The pledged collateral under the 1997 Lease (approximately $69.9 million at June 30, 2004) has been classified as restricted on the balance sheet. We could be required to purchase the building covered by the 1997 Lease if we were to default on any indebtedness in excess of $10.0 million, to not appeal a judgment in excess of $10.0 million, or where a creditor has commenced enforcement proceedings on an order for payment of money in excess of $10.0 million. We are liable to the lessor for the full purchase amount of the buildings if we default on our covenants.

We have negotiated a new lease to replace the expired 1997 Lease. The new lease expires in July 2014, and is similar to the 1999 Lease in the covenants structure but with lesser amounts necessary in net worth and tangible net worth in order to remain in compliance.

The 1999 Lease, which has a seven-year initial term, requires us to meet certain financial covenant requirements related to fixed charge coverage ratio, consolidated net worth and consolidated tangible net worth as defined in the lease agreement. The tangible net worth financial covenant requires us to maintain a minimum tangible net worth as of the end of each quarter. There are other covenants regarding mergers, liens and judgments and lines of business.

We are in compliance with all of the covenants. We are liable to the lessor for the full purchase amount of the buildings if we default on our covenants. The funds pledged under the 1999 Lease (approximately $43.1 million at June 30, 2004) are in a LIBOR-based interest bearing account and are restricted as to withdrawal at all times. With regards to the 1999 Lease we are considered a Tranche A lender of $35.3 million of the $43.1 million, while the lessor is considered a Tranche B lender for the remaining $7.8 million.

We are treated as the owner of these buildings for federal income tax purposes.

Effective July 1, 2003, we have applied the accounting and disclosure rules set forth in Interpretation No. 46 Consolidation of Variable Interest Entities, as revised (“FIN 46R”) for variable interest entities (“VIEs”). We have evaluated the synthetic lease agreements to determine if the arrangements qualify as variable interest entities under FIN 46R. We determined that the synthetic lease agreements do qualify as VIEs; however, as we are not the primary beneficiary under FIN 46R we are not required to consolidate the VIEs in our financial statements.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, acquisition needs, investment requirements, stock repurchases, commitments (see Note 10 of the Notes to the Condensed Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchase of shares of our common stock and working capital. In connection with our new synthetic lease, we will transfer approximately $56.9 million from current restricted cash and short-term investments to long-term restricted investments during the third quarter of 2004. There are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

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

Distribution and Dilutive Effect of Options

Employee and Executive Option Grants	For the period ended and as of
	June 30,	December 31,
	2004	2003	2002
Grants during the period as % of outstanding shares	0%	6%	6%
Grants to listed officers* during the period as % of total options granted	0%	13%	9%
Grants to listed officers* during the period as % of outstanding shares	0%	1%	1%
Cumulative options held by listed officers* as % of total options outstanding	10%	11%	10%

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

General Option Information

Summary of Option Activity

		Options Outstanding
	Shares Available for
	Options	Number of Shares	Weighted Average
	(in thousands)	(in thousands)	Exercise Price
January 1, 2003	2,263	11,128	$21.25
Authorized and assumed	968	140	189.96
Grants	(3,269)	3,269	20.48
Exercises	—	(2,425)	15.11
Cancellations	625	(625)	23.61
Expirations	(199)	—	—

December 31, 2003	388	11,487	$24.21
Authorized and assumed	3,923	—
Grants	(222)	222	26.82
Exercises	—	(1,240)	15.98
Cancellations	361	(361)	32.83
Expirations	(43)	—	—

June 30, 2004	4,407	10,108	$24.97

In-the-Money and Out-of-the-Money Option Information

As of June 30, 2004
	Exercisable		Unexercisable		Total
		Weighted Average		Weighted Average		Weighted Average
(Shares in thousands)	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
In-the-money	4,171	$18.07	3,789	$20.38	7,960	$19.17
Out-of-the-money (1)	2,124	$45.78	24	$104.76	2,148	$46.45

Total Options Outstanding	6,295	$27.42	3,813	$20.92	10,108	$24.97

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $28.26 at the end of the quarter.

Executive Options

Aggregated Option Exercises as of June 30, 2004 and Period End Option Values

			Number of		Value of Unexercised
	Shares		Unexercised Options		In-the-Money Options
	Acquired		at 6/30/04		at 6/30/04 (2)
	on	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Gecht	137,250	$1,464,663	161,625	201,375	$414,081	$1,841,951
Rosenzweig	97,000	$1,387,550	286,583	160,417	$1,212,218	$1,445,079
Cutts	39,000	$409,500	59,975	96,875	$277,136	$879,756

(1)	This amount represents the market value of the underlying securities on the exercise date minus the exercise price of such options.

(2)	This amount represents the market value of $28.26 of the underlying securities relating to “in-the-money” options at June 30, 2004 minus the exercise price of such options.

Factors That Could Adversely Affect Performance

We rely on sales to a relatively small number of OEM partners and the loss of any of these customers could substantially decrease our revenues.

A significant portion of our revenues are generated by sales of our printer and copier related products to a relatively small number of OEMs. For example, Canon, Xerox and Konica Minolta each contributed over 10% of our revenues for the six months ended June 30, 2004 and together accounted for approximately 67% of those revenues. During the fiscal year ended December 31, 2003, these same three customers each contributed over 10% of our revenues and together accounted for approximately 72% of our revenues for the year. Because sales of our printer and copier-related products constitute a significant portion of our revenues and there are a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues in future periods. Accordingly, if we lose or experience reduced sales to an important OEM customer, we will have difficulty replacing the revenue traditionally generated from such customer with sales to new or existing OEM customers and our revenues will likely decline significantly.

Because of our recent acquisitions we now must sell some of our products directly to distributors and to the end-user. If we are unable to effectively manage a direct sales force, revenues could decline.

We have traditionally sold our products to our OEM partners, who in turn sold the product to the end-user. Our marketing focused on manufacturers and distributors of the manufacturers’ equipment, not on the end-user of the product. We must now sell our professional printing applications and our enterprise solutions to the end-user or through multi-tier sales channels. If we are unable to develop a sales force and marketing program that can reach the end-users, we are likely to see a decline in revenues from those products.

We do not typically have long term purchase contracts with our customers and our customers have in the past and could at any time in the future, reduce or cease purchasing products from us, harming our operating results and business.

With the exception of certain minimum purchase obligations, we typically do not have long-term volume purchase contracts with our customers, including Canon, Xerox and Konica Minolta and they are not obligated to purchase products from us. Accordingly, our customers could at any time reduce their purchases from us or cease purchasing our products altogether. In the past, some of our OEM customers have elected to develop products on their own, rather than purchase our products and we expect that customers will continue to make such elections in the future. In addition, since our OEM customers incorporate our products into products they manufacture and sell, any decline in demand for copiers or laser printers and any other negative developments affecting our major customers or the computer industry in general, is likely to harm our results of operations. For example, several of our customers have in the past experienced serious financial difficulties which led to a decline in sales of our products to these customers. If any significant customers should face such difficulties in the future, our operating results could be harmed through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to products we have manufactured for these customers’ products.

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

We rely upon our OEM customers to develop new products, applications and product enhancements utilizing our technologies in a timely and cost-effective manner. Our continued success depends upon the ability of these OEM customers to utilize our technologies while meeting changing end-user customer needs and responding to emerging industry standards and other technological changes. However, we cannot assure you that our OEM customers will effectively meet these requirements. These OEM customers, who are not within our control, are generally not obligated to purchase products from us and we cannot assure you that they will continue to carry our products. For example, our OEM customers have incorporated into their products the technologies of other companies in addition to, or instead of, our technologies and will likely continue to do so in the future. If our OEM customers do not effectively market products containing our technologies, our revenue will likely be materially and adversely affected.

Our OEM customers work closely with us to develop products that are specific to each OEM customer’s copiers and printers. Many of the products and technologies we are developing require that we coordinate development, quality testing, marketing and other tasks with our OEM customers. We cannot control our OEM customers’ development efforts or the timing of these efforts and coordinating with our OEM customers may cause delays in our own product development efforts that are outside of our control. If our OEM customers delay the release of their product due to factors outside our control, our revenue and results of operations may be adversely affected. In addition, our revenue and results of operations may be adversely affected if we cannot meet our OEM customers’ product needs for their specific copiers and printers, as well as successfully manage the additional engineering and support effort and other risks associated with such a wide range of products.

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

While many of our OEM customers incorporate our technologies into their end products on an exclusive basis, we do not have any formal agreements that prevent these OEM customers from offering alternative products that do not incorporate our technologies. If, as has occurred in the past, an OEM customer offers products from alternative suppliers instead of, or in addition to products incorporating our technologies, our market share could decrease, which would likely reduce our revenue and adversely affect our financial results.

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

Our products are primarily targeted at enabling the printing of black and white and color digital data. Demand for networked printers and copiers containing our technology decreased from 2001 through 2003 due to the global economic downturn. If demand for digital printing products and services containing our technology were to continue to decline, or if the demand for our OEM customers’ specific printers or copiers for which our products are designed were to continue to decline, our revenue would likely decrease. Our products are combined with products, such as digital printers and copiers, which are large capital expenditures as well as discretionary purchase items for the end customer. In difficult economic times such as we have recently experienced, spending on information technology typically decreases. As the products in which our products are incorporated are of a more discretionary nature than many other technology products, we may be more adversely impacted by deteriorating general economic conditions than other technology firms outside of our market. The decrease in demand for our products has harmed and could, in the future, continue to harm our results of operations and we do not know whether demand for our products or our customers’ products will increase or improve from current levels.

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

Recent and proposed regulations related to equity incentives could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee retention packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. The Financial Accounting Standards Board has announced changes to US GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans, or ESPPs. This pending regulation would negatively impact our GAAP earnings. For example, recording a charge for employee stock options under SFAS No. 123, Accounting for Stock-Based Compensation would have reduced net income by $17.9 million, $21.8 million and $18.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our net income would have been reduced by $5.6 million and $11.5 million for the quarter and the six months ended June 30, 2004, respectively, for stock option grants and issuances of stock under our ESPP, net of the tax effect, under the pending regulation. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased costs, change our equity incentive strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Approximately 45% and 50% of our revenue from the sale of products for the six-month periods ended June 30, 2004 and 2003, respectively, came from sales outside North America, primarily to Europe and Japan. Approximately 49% of our revenue from the sale of products for the 2003 fiscal year came from sales outside North America, primarily to Europe and Japan. We expect that sales outside North America will continue to represent a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters and political or economic conditions in a specific country or region.

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

Actual or perceived security vulnerabilities in our products could adversely affect our revenues.

Maintaining the security of our software and hardware products is an issue of critical importance to our customers and for us. There are individuals and groups who develop and deploy viruses, worms and other malicious software programs that could attack our products. Although we take preventative measures to protect our products, and we have a response team that is notified of high-risk malicious events, these procedures may not be sufficient to mitigate damage to our products. Actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases or to purchase competitive products. Customers may also increase their expenditures on protecting their computer systems from attack, which could delay purchases of our products. Any of these actions by customers could adversely affect our revenues.

System failures or system unavailability could harm our business.

We rely on our network infrastructure, internal technology systems and our internal and external websites for our development, marketing, operational, support and sales activities. Our hardware and software systems related to such activities are subject to damage from malicious code released into the public Internet through recently discovered vulnerabilities in popular software programs. These systems are also subject to acts of vandalism and to potential disruption by actions or inactions of third parties. Any event that causes failures or interruption in our hardware or software systems could harm our business, financial condition and operating results.

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

The market price for our common stock has been and may continue to be volatile. For example, during the twelve-month period ended June 30, 2004, the price of our common stock as reported on the Nasdaq National Market ranged from a low of $19.45 to a high of $28.38. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Our stock repurchase program could affect our stock price and add volatility.

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

Under new regulations required by the Sarbanes-Oxley Act of 2002, an adverse opinion on internal controls could be issued by our auditors, and this could have a negative impact on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our auditors are required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of its internal controls. Although no known material weaknesses exist at this time, this will be the first year that we have undergone an audit of our internal controls and procedures, and it is possible that material weaknesses could be found. If we are unable to remediate the weaknesses the auditors could be required to issue an adverse opinion on our internal controls.

Because opinions on internal controls have not been required in the past, it is uncertain what impact an adverse opinion would have upon our stock price.

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

Our indebtedness could have significant negative consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions, as we are required to make interest payments and maintain compliance with financial covenants contained in the debentures regardless of such external conditions;

•	limit our ability to obtain additional financing due to covenants contained in the debentures and the existing leverage evidenced by the debentures;

•	require the dedication of a substantial portion of any cash flow from operations to the payment of principal of and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry by restricting the funds available for use in addressing such changes; and

•	place us at a competitive disadvantage relative to our competitors with less debt.

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

Under current accounting standards, shares related to contingent convertible debt are included in the calculation of fully diluted earnings per share when the contingency has been triggered. The FASB’s Emerging Issues Task Force (EITF) is currently addressing when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share. Issue 04-08 is currently in a comment period. The Task Force hopes to finalize this issue at its September 2004 meeting.

The debentures are convertible into a maximum of 9,084,192 shares of common stock. The issuance of additional shares of common stock would be dilutive to our earnings per share.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties to such contracts are major financial institutions. We had no forward foreign exchange contracts outstanding as of June 30, 2004.

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

The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2004 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.

This table estimates the fair value of the portfolio at a twelve month time horizon:

	Valuation of		Valuation of
	securities given an		securities given an
	interest rate		interest rate
	decrease of 100	No change in	increase of 100
(in thousands)	basis points	interest rates	basis points
Total Fair Market Value	$507,600	$506,017	$504,396

The fair value of our long-term debt, including current maturities, was estimated to be $289.7 million as of June 30, 2004.

ITEM 4: CONTROLS AND PROCEDURES

(a)	As of the end of the quarter ended June 30, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	During 2004, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls.

PART II            OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 10 in the notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities

Issuer Purchases of Equity Securities

(in thousands, except per share amounts)

				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average price	Announced Plans or	the Plans or
Period	Shares purchased	Paid per Share	Programs	Programs (1), (2)
April 1-30, 2004	420,860	$24.9907	420,860	$15,134,732
May 1-31, 2004	—	—	—	$15,134,732
June 1-30, 2004	—	—	—	$15,134,732

Total	420,860	$24.9907	420,860	$15,134,732

(1)	On November 18, 2003 we announced that our Board of Directors had approved $50.0 million for the repurchase of our outstanding common stock during the next twelve months and we began repurchasing shares under this program in January 2004. Through June 30, 2004 we had repurchased 1,354,663 shares under this program. Our buy back program is limited by SEC regulations and by the same restrictions on trading that we impose upon our employees trading activity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to a vote of the stockholders of the Company at the Company’s Annual Meeting of Stockholders held June 3, 2004.

(a)	The election of Gill Cogan, Jean-Louis Gassée, Guy Gecht, James S. Greene, Dan Maydan, Fred Rosenzweig Thomas I. Unterberg and David Peterschmidt to serve as directors until the next Annual Meeting of Shareholders in 2005.

Board Member	For	Against/Withheld		Abstained
Gill Cogan	48,785,117	3,388,214	—
Jean-Louis Gasseé	48,474,287	3,699,044	—
Guy Gecht	49,015,960	3,157,371	—
James S. Greene	48,710,642	3,462,689	—
Dan Maydan	48,710,642	3,462,689	—
Fred Rosenzweig	48,941,585	3,231,746	—
Thomas I. Unterberg	48,710,642	3,462,689	—
David Peterschmidt	48,958,859	3,214,472	—

(b)	The approval of the Company’s 2004 Equity Incentive Plan and the authorization of 3,750,000 shares of Common Stock authorized for issuance thereunder. Results of the voting included 27,841,208 votes for, 19,368,449 votes against / withheld and 904 shares abstained.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (7)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (8)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (5)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and PrintCafe Software, Inc. (13)

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Bylaws as amended. (1)

4.2	Specimen Common Stock certificate of the Company. (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023. (9)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (9)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated. (9)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company. (8)

10.2	1990 Stock Plan of the Company. (1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan.(6)

10.4	The 1999 Equity Incentive Plan. (5)

10.5	2000 Employee Stock Purchase Plan.(3)

10.6	Offer to Exchange dated September 17, 2001. (7)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (14)

10.8	Prographics, Inc. 1999 Stock Option Plan (11)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan (11)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (11)

No.	Description
10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (11)

10.12	T/R Systems, Inc. 1999 Stock Option Plan (12)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (13)

10.14	Form of Indemnification Agreement.(1)

10.15	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company.(10)

10.16	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company. (10)

10.17	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company. (10)

10.18	** Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company’s corporate headquarters building to be built in Foster City, California.(4)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of January 18, 2000 among the Company, Société Générale Financial Corporation and Société Générale.(6)

10.20	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale.

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Company has received confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-18805) and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-88135) and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(7)	Filed as an exhibit (a) (1) to the Company’s Schedule TO-I on September 17, 2001 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-18805) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q/A for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on January 20, 2004 and incorporated herein by reference

(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.

(b)	Reports on Form 8-K

On April 21, 2004, EFI filed a report on Form 8-K dated April 21, 2004 reporting under Item 12 that on April 21, 2004, EFI issued a press release regarding its financial results for its first fiscal quarter of 2004 ended March 31, 2004. The press release was furnished (not filed) as an exhibit to the report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: August 9, 2004	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Cutts
Joseph Cutts
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX*

No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (7)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (8)

2.5	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (5)

2.6	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and PrintCafe Software, Inc. (13)

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Bylaws as amended. (1)

4.2	Specimen Common Stock certificate of the Company. (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S.
Bank National Association, as Trustee, relating to convertible senior debentures due 2023. (9)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (9)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated. (9)

No.	Description
10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company. (8)

10.2	1990 Stock Plan of the Company. (1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan.(6)

10.4	The 1999 Equity Incentive Plan. (5)

10.5	2000 Employee Stock Purchase Plan.(3)

10.6	Offer to Exchange dated September 17, 2001. (7)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (14)

10.8	Prographics, Inc. 1999 Stock Option Plan (11)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan (11)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (11)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (11)

10.12	T/R Systems, Inc. 1999 Stock Option Plan (12)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (13)

10.14	Form of Indemnification Agreement.(1)

10.15	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company.(10)

10.16	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company. (10)

10.17	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company. (10)

10.18	Master Lease and Open End Mortgages dated as of July 18, 1997 by and between the Company and FBTC Leasing Corp. for the lease financing of the Company’s corporate headquarters building to be built in Foster City, California.(4)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of January 18, 2000 among the Company, Société Générale Financial Corporation and Société Générale.(6)

10.20	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004 among the Company, Société Générale Financial Corporation.

24.2	Power of Attorney (see signature page)

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

**	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.

+	The Company has received confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-18805) and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-88135) and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(7)	Filed as an exhibit (a) (1) to the Company’s Schedule TO-I on September 17, 2001 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-18805) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q/A for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on January 20, 2004 and incorporated herein by reference

(13)	Filed as an exhibit to the Company’s Registration Statement on Forms S-8 on June 16, 2004 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.