Form 10-Q
period 2004-09-30
ELECTRONICS FOR IMAGING INC
filed 2004-11-09
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of Common Stock outstanding as of October 31, 2004 was 53,783,315.

ELECTRONICS FOR IMAGING, INC.

PART I            FINANCIAL INFORMATION

     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Electronics for Imaging, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except per share amounts)	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$152,644	$113,163
Short-term investments	496,642	510,949
Restricted cash and short-term investments	—	69,669
Accounts receivable, net	55,492	53,317
Inventories	5,151	7,989
Other current assets	29,006	28,718

Total current assets	738,935	783,805
Property and equipment, net	44,237	49,094
Restricted investments	88,580	43,080
Goodwill	76,559	67,166
Intangible assets, net	43,680	51,032
Other assets	31,165	19,484

Total assets	$1,023,156	$1,013,661

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,709	$17,995
Accrued and other liabilities	63,663	67,386
Income taxes payable	27,196	33,231

Total current liabilities	118,568	118,612
Long-term obligations	240,224	240,236

Total liabilities	358,792	358,848

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 53,754 and 54,396 shares issued and outstanding, respectively	637	620
Additional paid-in capital	357,938	328,358
Deferred compensation	(1,197)	(1,597)
Treasury stock, at cost, 9,964 and 7,648 shares, respectively	(214,722)	(159,077)
Accumulated other comprehensive (loss) income	(995)	1,012
Retained earnings	522,703	485,497

Total stockholders’ equity	664,364	654,813

Total liabilities and stockholders’ equity	$1,023,156	$1,013,661

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Revenue	$97,586	$97,330	$313,375	$271,734
Cost of revenue	33,989	37,652	110,166	109,139

Gross profit	63,597	59,678	203,209	162,595
Operating expenses:
Research and development	28,448	23,725	83,269	69,807
Sales and marketing	17,999	14,746	57,017	44,659
General and administrative	7,208	5,518	20,619	15,510
Real estate related charges	14,394	—	14,394	—
Amortization of identified intangibles and other acquisition-related expense	3,520	1,330	11,515	5,208

Total operating expenses	71,569	45,319	186,814	135,184

(Loss) Income from operations	(7,972)	14,359	16,395	27,411

Interest and other income, net:
Interest and other income	3,486	3,104	9,302	8,725
Interest expense	(1,770)	(1,250)	(4,366)	(1,631)
Loss on equity investment	—	(731)	—	(891)
Gain on sale of assets	—	—	2,994	—
Litigation settlement income	—	1,568	58	1,568

Total interest and other income, net	1,716	2,691	7,988	7,771

(Loss) Income before income taxes	(6,256)	17,050	24,383	35,182
Benefit (Provision) for income taxes	22,315	(4,801)	12,823	(9,740)

Net income	$16,059	$12,249	$37,206	$25,442

Net income per basic common share	$0.30	$0.23	$0.69	$0.47
Shares used in per-share calculation	53,746	52,467	53,934	53,734

Net income per diluted common share	$0.30	$0.23	$0.67	$0.47
Shares used in per-share calculation	54,314	53,594	55,268	54,569

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2004	2003
Cash flows from operating activities:
Net income	$37,206	$25,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,958	11,911
In-process research and development expense	1,000	1,220
Change in allowance for bad debt and sales-related allowances	(1,423)	(170)
Deferred income taxes	(12,674)	(3,157)
Deferred compensation	399	—
Loss on equity investment	—	891
Gain on sale of Unimobile assets	(2,994)	—
Loss on write-off of costs associated with synthetic lease	852	—
Loss on retirement of real estate-related assets	2,192	—
Changes in operating assets and liabilities:
Accounts receivable	(1,348)	681
Inventories	2,832	37
Other current assets	900	(9,408)
Accounts payable and accrued liabilities	4,258	656
Income taxes payable	(2,536)	3,195

Net cash provided by operating activities	46,622	31,298

Cash flows from investing activities:
Sales/maturities (purchases) of short-term investments, net	11,607	(136,654)
Sales/maturities (purchases) of restricted cash and investments, net	24,050	(167)
Reclassification of cash & short-term investments to restricted securities	—	(69,320)
Investment in property and equipment, net	(4,395)	(3,889)
Business acquired, net of cash received	(11,550)	(8,936)
Proceeds from sale of Unimobile assets	4,134	—
Other assets	(917)	189

Net cash provided by (used for) investing activities	22,929	(218,777)

Cash flows from financing activities:
Repayment of long-term obligation	(12)	(29)
Proceeds from issuance of long-term debt, net	—	233,500
Proceeds from issuance of common stock	25,702	31,071
Purchase of treasury stock	(55,645)
		(58,191)

Net cash (used for) provided by financing activities	(29,955)	206,351

Effect of foreign exchange changes on cash and cash equivalents	(115)	35

Increase in cash and cash equivalents	39,481	18,907
Cash and cash equivalents at beginning of year	113,163	153,905

Cash and cash equivalents at end of period	$152,644	$172,812

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the “Company”), as of and for the interim period ended September 30, 2004, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2003, contained in the Company’s Annual Report to Stockholders on Form 10-K. The December 31, 2003 Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows, in accordance with accounting principles generally accepted in the United States of America. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto. Certain prior year balances have been reclassified to conform with the current year presentation.

Amounts within the financial statements and footnote disclosures have been recorded in thousands except for per share data.

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

The interim results of the Company are subject to fluctuation. As a result, the Company believes the results of operations for the interim period ended September 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. New Accounting Pronouncements

EITF 04-08

The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” at its September 29-30, 2004 meeting. The effective date has not been finalized but is expected to be for reporting periods ending after December 15, 2004. Under EITF Issue No. 04-8, net earnings and diluted shares outstanding, used for earnings per share calculations, would be retroactively restated using the if-converted method of accounting to reflect the contingent issuance of 9,084 shares under our outstanding 1.50% Convertible Senior Debentures which were issued in June 2003. Fully diluted earnings per share would have been approximately $0.48 for the year ended December 31, 2003 and $0.62 for the nine months ended September 30, 2004 as compared to $0.48 and $0.67 as reported for the same periods, respectively.

	For the nine	For the year
	months ended	ended
	September 30,	December 31,
	2004	2003
Net Income	$37,206	$26,508
Add back: Interest expense & debt issuance cost amortization related to convertible debentures	2,624	2,098

Income available to common stockholders plus assumed conversion	$39,830	$28,606

Basic shares	53,934	53,789
Dilutive effect of options	1,334	1,050
Dilutive effect of debentures	9,084	5,299

	64,352	60,138

Diluted earnings per share	$0.62	$0.48

3. Accounting for Derivative Instruments and Hedging

Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133 requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. The Company determined that its only derivative is an embedded derivative in its 1.50% Senior Convertible Debentures, which was determined to have an insignificant value.

4. Stock-based Employee Compensation

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

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2004	2003	2004	2003
Net income	As reported	$16,059	$12,249	$37,206	$25,442
Add: Stock-based employee compensation expenses for restricted grants included in reported net income, net of related tax effect		96	—	279	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		(3,826)	(3,431)	(13,627)	(10,941)

Net income	Pro forma	$12,329	$8,818	$23,858	$14,501

Earnings per basic common share	As reported	$0.30	$0.23	$0.69	$0.47
	Pro forma	$0.23	$0.17	$0.44	$0.27

Earnings per diluted common share	As reported	$0.30	$0.23	$0.67	$0.47
	Pro forma	$0.23	$0.16	$0.43	$0.27

5. Comprehensive Income

The Company’s comprehensive income, which includes net income, market valuation adjustments and currency translation adjustments, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited)	2004	2003	2004	2003
Net income	$16,059	$12,249	$37,206	$25,442
Change in market valuation of investments, net of tax	1,117	(512)	(1,691)	(1,517)
Change in currency translation adjustment	(34)	(228)	(316)	764

Comprehensive income	$17,142	$11,509	$35,199	$24,689

6. Earnings Per Share

The following table represents unaudited disclosures of basic and diluted earnings per share for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited)	2004	2003	2004	2003
Net income available to common stockholders	$16,059	$12,249	$37,206	$25,442

Shares
Basic shares	53,746	52,467	53,934	53,734
Effect of dilutive securities	568	1,127	1,334	835

Diluted Shares	54,314	53,594	55,268	54,569

Earnings per common share
Basic EPS	$0.30	$0.23	$0.69	$0.47

Diluted EPS	$0.30	$0.23	$0.67	$0.47

Anti-dilutive weighted average shares of common stock of 3,264 and 4,881 as of September 30, 2004 and 2003, respectively, have been excluded from the effect of dilutive securities because the options’ exercise prices were greater than the average market price of the common stock for the periods then ended. The convertible debentures issued June 4, 2003 are considered contingently convertible securities and were excluded from the earnings per share calculations for all periods presented. The debentures represent 9,084 potential shares of common stock issuable upon conversion. See Note 2 for further discussion regarding the contingently convertible securities and potential dilution.

7. Acquisitions

2003 Acquisitions

Best GmbH

In January 2003 the Company acquired Best GmbH, a German-based software company that provides proofing products for worldwide print and publishing markets, for approximately $9,585 in cash. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

Cash acquired	$196
Other tangible assets	1,594
In-process research and development	1,220
Acquired technology	2,080
Trademarks and trade names, license and distributor relationships	240
Other intangible assets	2,620
Goodwill	5,341

13,291
Liabilities assumed	(1,754)
Deferred tax liability related to assets acquired	(1,952)

$9,585

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives; developed technology has a five-year life and all other acquired intangibles have a ten-year life.

The acquisition complements the Company’s strengths in graphic arts and workflow software, adding a range of pre-print, pre-press and remote proofing solutions for inkjet printers to its product portfolio.

Printcafe Software, Inc.

In October 2003 the Company acquired Printcafe Software, Inc. (“Printcafe”) for total consideration of approximately $33,401, paid in cash and common stock of the Company. Approximately 12,877 shares of Printcafe common stock were issued and outstanding on that date, of which approximately 8,813 shares of Printcafe common stock were redeemed for $22,916 and approximately 1,927 shares of Printcafe common stock were exchanged for approximately 202 shares of the Company’s common stock, valued at $5,011. The remaining 2,126 shares of stock were acquired by the Company for $5,529 earlier in 2003. The Company applied the equity method of accounting for its investment in Printcafe and accordingly recorded a charge of $1,562 based upon its share of Printcafe’s losses for the pre-acquisition period. The Company incurred $941 of capitalized transaction-related costs including legal fees, accounting fees and other consulting fees and assumed stock options with a fair value of $566. The Company assumed liabilities in excess of assets on the date of acquisition of $14,906. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition as follows:

Cash acquired	$604
Other tangible assets acquired	19,096
In-process research and development	8,600
Acquired technology	7,400
Trademarks and trade names	700
Other intangible assets	19,100
Goodwill	12,508

68,008
Liabilities assumed	(34,607)

$33,401

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives; developed technology has a four-year life and all other acquired intangibles, including customer relationships, have a five-year life.

With the addition of the Printcafe suite of products, the Company can now offer a full range of products for the commercial print market. Printcafe’s market position in print supply chain management will allow the Company to offer both printers and their customers powerful end-to-end solutions to maximize their efficiency and profitability. By increasing its sales to distributors and end-users with the Printcafe direct sales force, the Company also lessened its revenue dependency on its traditional customer base.

T/R Systems, Inc.

In November 2003 the Company acquired T/R Systems, Inc., for approximately $20,021 in cash. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

Cash overdraft acquired	$(208)
Other tangible assets acquired	11,968
In-process research and development	3,400
Acquired technology	5,600
Trademarks and trade names	200
Other intangible assets	1,300
Goodwill	5,325

27,585
Liabilities assumed	(7,564)

$20,021

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives; developed technology has a three-year life, customer relationships have a four-year life and the remaining acquired intangibles have a five- to seven-year life.

T/R Systems’s Micropress engine enhanced our black-and-white server offerings. T/R also provided us access to a web-based document submission program.

2004 Acquisitions

Automated Dispatch Systems Inc.

In February 2004 the Company acquired Automated Dispatch Systems, Inc. (“ADS”), for approximately $11,811 in cash. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

Cash	$261
Other tangible assets	336
In-process research and development	1,000
Acquired technology	3,700
Other intangible assets	1,200
Goodwill	9,440

15,937
Liabilities assumed	(1,791)
Deferred tax liability related to assets acquired	(2,335)

$11,811

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives; developed technology has a three-year life, customer relationships have a four-year life and the remaining acquired intangibles have a five-year life.

With the addition of ADS’s technology, the Company hopes to further develop relationships with equipment distributors, such as Ikon and Danka. The automated equipment maintenance systems from ADS also offers excellent synergies with the Company’s product portfolio for the office equipment channel.

Valuation Methodology

Intangible assets acquired consist of developed technology, patents, trademarks and trade names and customer relationships. The amount allocated to the purchased in-process research and development (“IPR&D”) was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value at rates ranging from 25% to 30%. The percentage of completion for in-process projects acquired ranged from 10% to 90%. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. IPR&D was included in operating expenses as part of other acquisition-related charges. There have been no significant changes to management’s original estimates.

Pro forma Information

The unaudited pro forma information set forth below represents the revenues, net income and earnings per share of the Company and its 2003 and 2004 acquisitions as if the acquisitions were effective as of the beginning of the periods presented and includes certain pro forma adjustments, including the adjustment of amortization expense to reflect purchase price allocations, interest income to reflect net cash used for the purchase and the related income tax effects of these adjustments. All acquisitions are included in the Company’s financial statements from the date of acquisition.

The unaudited pro forma information is not intended to represent or be indicative of the consolidated results of operations of EFI that would have been reported had the acquisitions been completed as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations or financial condition of EFI.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$97,586	$111,613	$315,457	$316,438

Net income	$16,059	$7,770	$38,837	$11,376

Basic earnings per common share	$0.30	$0.15	$0.71	$0.21

Diluted earnings per common share	$0.30	$0.14	$0.70	$0.21

2004 Divestiture

In February 2004 the Company sold certain assets related to its Unimobile business for cash of $5,259, including $1,052 of cash held in escrow for up to eighteen months after the sale. The Company recognized a gain on sale of $2,994 after accounting for the intangible and tangible assets of $1,808 and related liabilities of $588.

8. Balance Sheet Components

	September 30, 2004	December 31, 2003
Accounts receivable:
Accounts receivable	$57,993	$57,212
Less allowances	(2,501)	(3,895)

	$55,492	$53,317

Inventories:
Raw materials	$3,204	$5,542
Finished goods	1,947	2,447

	$5,151	$7,989

Other current assets:
Deferred income taxes, current portion	$24,513	$23,725
Receivable from subcontract manufacturers	1,545	938
Other	2,948	4,055

	$29,006	$28,718

	September 30, 2004	December 31, 2003
Property and equipment:
Land, building and improvements	$36,997	$38,857
Equipment and purchased software	46,407	45,733
Furniture and leasehold improvements	13,581	13,994

	96,985	98,584
Less accumulated depreciation and amortization	(52,748)	(49,490)

	$44,237	$49,094

Other assets:
Deferred income taxes, non-current, net	$23,481	$12,788
Debt issuance costs, net	5,057	5,953
Other	2,627	743

	$31,165	$19,484

Accrued and other liabilities:
Accrued compensation and benefits	$15,565	$18,993
Deferred revenue	15,023	14,070
Accrued warranty provision	1,983	2,103
Accrued royalty payments	7,185	7,916
Other accrued liabilities	23,907	24,304

	$63,663	$67,386

9. Goodwill and Other Identified Intangible Assets

		September 30, 2004			December 31, 2003
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$86,838	$(10,279)	$76,559	$77,445	$(10,279)	$67,166

Acquired technology	5.8 yrs	$37,759	$(15,430)	$22,329	$36,281	$(10,472)	$25,809
Trademarks and trade names	5.1 yrs	10,684	(6,393)	4,291	11,186	(4,780)	6,406
Other intangible assets	4.5 yrs	20,699	(3,639)	17,060	19,525	(708)	18,817

Amortizable intangible assets	5.4 yrs	$69,142	$(25,462)	$43,680	$66,992	$(15,960)	$51,032

As required under SFAS 142, Goodwill and Other Intangible Assets, the Company performed its annual review as of July 1, 2004 and determined that no impairments needed to be recorded against the goodwill account at that time. The acquisition of ADS and additional purchase price adjustments associated with prior year acquisitions increased goodwill by $9,379 for the first nine months of 2004.

Aggregate amortization expense for amortizable intangible assets was $3,520 and $10,515 for the three and nine months ended September 30, 2004, respectively and $1,330 and $3,988 for the three and nine months ended September 30, 2003, respectively. As of September 30, 2004 future estimated amortization expense related to amortizable intangible assets is estimated to be:

2004	$3,198
2005	12,791
2006	12,451
2007	9,603
2008 and thereafter	5,637

10. Long-term Debt

On June 4, 2003 the Company sold $240,000 of its 1.50% convertible senior debentures due in 2023 (the “Debentures”) in a private placement. The Debentures have been registered with the Securities and Exchange Commission under the Securities Act of 1933 pursuant to a registration statement declared effective in January 2004. The Debentures are unsecured senior obligations of the Company, paying interest semi-annually in arrears at an annual rate of 1.50%. Additional interest at a rate of 0.35% per annum will be paid if the average market price of the debentures for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the debentures, beginning in the sixth year after issuance. The Debentures are convertible before maturity into 9,084 shares of EFI common stock at a conversion price of approximately $26.42 per share of common stock but only upon the stock trading at or above $31.70 per share for 20 consecutive trading days during the last 30 consecutive trading days of the preceding fiscal quarter, or upon the occurrence of certain other specified events. None of the events that would cause the Debentures to be convertible have occurred at this time. The Company may redeem the Debentures at its option, on or after June 1, 2008 at a redemption price equal to par plus accrued interest, if any. In addition, holders of the Debentures may require the Company to repurchase all or some of the Debentures on June 1, 2008, 2013 and 2018 at a price equal to 100% of the principal amount plus accrued interest, including contingent interest, if any. The Company will pay the repurchase price for any debentures repurchased on June 1, 2008 in cash, but may choose to pay the repurchase price in cash, common stock of the Company, or any combination thereof in 2013 and 2018. Additionally, a holder may require the Company to repurchase all or a portion of that holder’s debentures if a fundamental change, as defined in the indenture, occurs prior to June 1, 2008 at 100% of their principal amount, plus any accrued and unpaid interest, including contingent interest, if any. The Company may choose to pay the repurchase price in cash, common stock of the Company, or any combination thereof.

	September 30, 2004	December 31, 2003
1.50% convertible debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$240,000
Bonds due to City of Foster City, variable interest rate, interest and principal payments due semi-annually	224	236

	$240,224	$240,236

Maturities of long-term debt are approximately $24 per year for the next five years.

11. Income Taxes

During the third quarter of 2004, the tax provision reflects the one time effect of the resolution of the Internal Revenue Service (IRS) examination of the Company’s federal income tax returns filed for the years 1999 through 2001. As a result of the settlement reached with the IRS for these years, the Company was required to remit $0.6 million in tax deficiencies and related interest and utilized $6.4 million in credit carry forwards available to offset income taxes payable in future periods.

In addition and as a result of such settlement, the Company has reversed previously accrued taxes of approximately $7.8 million related to the foreign sales corporation and research and development tax credit matters as such tax liabilities are no longer required.

Also, during the third quarter of 2004, the Company has evaluated the business objectives and financial requirements of its domestic and international operations and determined that it intends to permanently reinvest $29.0 million of unremitted earnings of certain foreign subsidiaries reported for the periods through 2003. Therefore, the tax provision also reflects a benefit of $11.1 million from the reversal of the previously recorded deferred tax liability associated with those earnings.

The net impact of these events for the three months ended September 30, 2004 is a net income tax benefit of $18.9 million. The effective tax rate was a benefit of 357% and a provision of 27% for the three-month periods ended September 30, 2004 and 2003, respectively. Excluding the net income tax benefit of $18.9 million, the Company’s effective tax rate for the three months ended September 30, 2004 was a benefit of 54%.

The effective tax rate was a benefit of 52.5% and a provision of 27% for the nine-month periods ended September 30, 2004 and 2003, respectively. Excluding the net income tax benefit of $18.9 million, the Company’s effective tax rate for the nine months ended September 30, 2004 was a provision of 25%.

For the 2004 year, the rate was negatively impacted due to the in-process research and development write-off related to the ADS acquisition, the expiration of the United States research and development credit on June 30, 2004, and decreased investments in tax-exempt securities. In each period, the Company benefited from tax-exempt interest income, research and development credits, and benefits from foreign sales in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities.

On October 4, 2004, the Working Families Tax Relief Act was signed renewing the federal tax laws regarding the research and development credit. In accordance with FASB 109, “Accounting for Income Taxes,” the benefit of this reinstatement will be reflected in the Company’s fourth quarter tax provision.

12. Commitments and Contingencies

Off-Balance Sheet Financing - Synthetic Lease Arrangement

The Company is a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering its Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. Both Leases expire in July 2014. The Company may, at its option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56,850 for the 303 Lease and $31,730 for the 301 Lease). The Company has guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, the Company must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. The Company is in compliance with all of the covenants at the time of this filing. The Company is liable to the lessor for the financed amount of the buildings if it defaults on its covenants.

The Company has assessed its exposure in relation to the first loss guarantees under the Leases and believes that there is no deficiency to the guaranteed value at September 30, 2004. If there is a decline in value, the Company will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56,850 for the 303 Lease and $31,730 for the 301 Lease at September 30, 2004) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, the Company has entered into separate ground leases with the lessor for approximately 30 years.

The Company is treated as the owner of these buildings for federal income tax purposes.

As part of the amended financing arrangement for the 301 Lease, the Company was required to complete a valuation of the building located at 301 Velocity Way. Under the original financing agreement, upon termination of the original lease the Company guaranteed the lessor an 82% residual value in the building which cost $43,080. The recent valuation has provided a value of approximately $31,730, and the Company paid $11,350 to the lessor and recorded a one-time loss associated with the original lease in the third quarter of 2004. In addition, the Company was required to write off $852 of capitalized lease costs associated with the original lease.

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

Changes in the warranty reserves for the nine months ended September 30, 2004 and 2003 were as follows:

	2004	2003
Balance at January 1	$2,103	$2,515
Provision for warranty during the period	1,418	1,257
Settlements	(1,538)	(1,693)

Balance at September 30	$1,983	$2,079

Legal Proceedings

Over the past several years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and its customers for allegedly infringing his soon to be issued patent and for allegedly misappropriating his alleged trade secrets. The Company believes Mr. Coyle’s claims are baseless and completely without merit. Therefore, on December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor has it infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California Court dismissed the Company’s complaint citing the Court’s lack of jurisdiction over Mr. Coyle. The Company appealed the Court’s dismissal to the Court of Appeals for the Federal Circuit in Washington D.C., who reversed the dismissal of our case and remanded it back to the Northern District of California Court. Mr. Coyle and Kolbet Labs subsequently moved to dismiss our complaint under the Declaratory Judgment Act. The Court granted dismissal on February 17, 2004. On February 17, 2004, the Company filed a second declaratory relief action in the Northern District of California against Mr. Coyle and Kolbet Labs. The Company appealed that ruling to the Court of Appeals for the Federal Circuit in Washington, D.C., which heard oral arguments on October 4, 2004. Their decision is pending. The Company is pursuing both of its cases against Mr. Coyle and Kolbet Labs.

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

On May 3, 2004, J&L Electronics, filed a complaint against the Company in the United States District Court for the District of Arizona alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. The Company has moved to have that legal action dismissed or transferred to California. The Company believes that the patent is invalid and the lawsuit is without merit and intends to defend itself accordingly.

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

Because of the uncertainties related to both the amount and range of loss on the pending litigation matters, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on the business, results of operations financial condition and cash flow.

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

Results of Operations

The following tables set forth items in our condensed consolidated statements of income as a percentage of total revenue for the three-month and nine-month periods ended September 30, 2004 and 2003 and the percentage change from 2004 over 2003. These operating results are not necessarily indicative of our results for any future period.

	Three Months Ended September 30,		% Change 2004 over	Nine Months Ended September 30,		% Change 2004 over
	2004	2003	2003	2004	2003	2003
Revenue	100%	100%	—%	100%	100%	15%
Cost of revenue	35%	39%	(10)%	35%	40%	1%

Gross profit	65%	61%	7%	65%	60%	25%
Research and development	29%	24%	20%	27%	26%	19%
Sales and marketing	18%	15%	22%	18%	16%	28%
General and administrative	7%	6%	31%	7%	6%	33%
Real estate related charges	15%	—	n/a	5%	—	n/a
Amortization of identified intangibles and other acquisition-related expense	4%	1%	165%	4%	2%	121%

Total operating expenses	73%	46%	58%	61%	50%	38%

(Loss) income from operations	(8)%	15%	(156)%	4%	10%	(40)%
Interest and other income	4%	3%	12%	3%	3%	7%
Interest expense	(2)%	(1)%	42%	(1)%	(1)%	168%
Loss on equity investment	—	(1)%	(100)%	—	—	(100)%
Litigation settlement income	—	2%	(100)%	—	1%	(96)%
Gain on sale of assets	—	—	—	1%	—	—

Total interest and other income, net	2%	3%	(36)%	3%	3%	3%

(Loss) income before income taxes	(6)%	18%	(137)%	7%	13%	(31)%
Benefit from (provision for) income taxes	23%	(5)%	(565)%	4%	(4)%	(232)%

Net income	17%	13%	31%	11%	9%	46%

Revenue

We classify our revenue into three major categories, Servers, Embedded Products and Professional Printing Applications, along with a Miscellaneous category for other sources of revenue. The first category, “Servers”, is made up of stand-alone servers, which connect digital copiers with computer networks. This category includes the Fiery, Splash, Edox, and MicroPress color and black and white server products. The second category, “Embedded Products”, consists of embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market. The third category, “Professional Printing Applications”, consists of software technology centered on printing workflow, print management information systems, proofing and web submission and job tracking tools. Miscellaneous revenue consists of spares, and the enterprise solutions suite of products consisting of scanning solutions, field dispatching solutions and mobile printing solutions.

Our revenues were relatively flat at $97.6 million in the third quarter of 2004, compared to $97.3 million in the third quarter of 2003, with a 37% decrease in unit volume between the two periods. For the nine-month period ended September 30, 2004, revenues were $313.4 million, a 15% increase over the same period in 2003, while the unit volume decreased by 21%. Sales of our higher-margin stand-alone servers and professional printing applications accounted for a significant portion of revenue for both the three-month and nine- month period comparisons, while the decrease in volume was primarily driven by reduced sales of our lower-margin embedded products and the divestiture of eBeam.

The following is a breakdown of categories of revenue, both in terms of absolute dollars and as a percentage (%) of total revenue. Also shown is volume as a percentage (%) of total units shipped by product category.

Revenue

	Three Months Ended September 30,					Nine Months Ended September 30,
	2004		2003		%	2004		2003		%
(In millions)	$	%	$	%	Change	$	%	$	%	Change
Servers	$43.0	44%	$39.5	41%	9%	$139.5	45%	$117.8	43%	18%
Embedded Products	30.2	31%	45.5	47%	(34)%	98.6	31%	112.5	41%	(12)%
Professional Printing Applications	16.8	17%	3.5	4%	374%	50.4	16%	10.8	4%	365%
Miscellaneous	7.6	8%	8.8	8%	(13)%	24.9	8%	30.6	12%	(18)%

Total Revenue	$97.6	100%	$97.3	100%	<1%	$313.4	100%	$271.7	100%	15%

Volume

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	% Change	2004	2003	% Change
Servers	25%	16%	2%	25%	17%	20%
Embedded Products	74%	82%	(43)%	74%	77%	(24)%
Professional Printing Applications	—	—	—	—	—	—
Miscellaneous	1%	2%	(74)%	1%	6%	(88)%

Total Volume	100%	100%	(37)%	100%	100%	(21)%

For the three-month period ended September 30, 2004, the Servers category made up 44% of total revenue, a 9% increase over the same period in 2003. For the same period comparison, the volume of servers shipped increased 2%. The Servers category made up 45% of total revenue and 25% of total unit volume for the nine-month period ended September 30, 2004 and it made up 43% of total revenue and approximately 17% of total unit volume for the nine-month period ended September 30, 2003. For both the three-month and nine-month period comparisons, the increase in revenue and increase in unit volume in this category was due in part to the launch of a new series of Fiery servers in the fourth quarter of 2003 and to sales of our Micropress server product, a product of T/R Systems, a company we acquired in November 2003.

For the three-month period ended September 30, 2004, the Embedded Products category made up 31% of total revenue, a 34% decrease over the same period in 2003. The Embedded Products category made up 31% of total revenue and 74% of total unit volume for the nine-month period ended September 30, 2004. It made up approximately 41% of total revenue and 77% of total unit volume for the same period a year ago. The decrease in both comparisons is the result of a shift in demand to lower-cost products in the office and a delay in new product introductions. Since our share of the lower-cost products segment of this market is relatively small, the shift in demand to lower cost products from the higher-cost engines has resulted in slower sales of our products in this category. A significant percentage of our embedded product revenue is attributable to EFI’s design-licensed solutions, which have a lower average selling price but higher gross margin than our other embedded products. Although the amount of design license solutions as a percentage of the total revenue in the Embedded Products category is growing, decreased demand in the embedded board products has put additional pressure on the top-line results in this category.

For the three-months ended September 30, 2004 and 2003, the Professional Printing Applications category made up 17% and 4% of total revenue, respectively. For the nine-months ended September 30, 2004 and 2003, the Professional Printing Applications category made up 16% and 4% of total revenue, respectively. The majority of the increase in this category for both comparisons came from the print management information system products acquired through the Printcafe transaction in addition to substantial growth in the other software products such as our graphic arts package and color profiler. We recorded an approximate 32% revenue growth for the three months ended September 30, 2004 compared to the same period in 2003 when the pre-acquisition revenues from the acquired companies are added to our revenues in the prior year. The organic growth in this category can be attributed to stability in the former Printcafe operations, which has resulted in increased sales as well as growth in software offerings sold as upgrade options with our servers. Because this category consists of software sales, we do not have any associated unit volumes.

The Miscellaneous category has remained flat at 8% of total revenue in the three-month period ended September 30, 2003 and 2004 while volumes in this category decreased from 2% of total volume to 1% of total volume for the same period comparison. The Miscellaneous category has decreased from 12% of total revenue in the nine-month period ended September 30, 2003 to 8% of total revenue in the nine-month period ended September 30, 2004 while volumes in this category decreased from 6% of total volume to 1% of total volume for the same period comparison. The decrease in revenue is mostly attributable to reduced sales of spare components, the divestiture of the eBeam product line and the sale of the Unimobile assets, partially offset with the revenue from ADS which was acquired in February 2004. The decrease in volume is due to the divestiture of the eBeam product line, which in the first 9 months of 2003 accounted for 91% of the volumes in this category.

To the extent our major product categories do not grow over time in absolute terms, or if we are not able to meet demand for higher unit volumes, it could have a material adverse effect on our operating results. There can be no assurance that any new controller products that we introduce in the future will be qualified by all or any of our OEM customers; or that such products, or any of our other products, will successfully compete, be accepted by the market, or otherwise effectively replace the volume of revenue and/or income from our older products. Market acceptance of our software products, products acquired through acquisitions and other newly introduced, internally developed products cannot be assured.

We also believe that in addition to the factors described above, price reductions for all of our products will affect revenues in the future. We have previously and will likely in the future reduce prices for our products. Depending upon the price-elasticity of demand for our products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on our revenues and profits. While we have managed to improve gross margins in the past through the utilization of fewer contract manufacturers, obtaining favorable component pricing from our suppliers and through an increase in higher gross margin software sales and design license sales, this trend may not continue. If we are not able to compensate for lower gross margins resulting from price reductions with increased sales volumes, our results of operations could be adversely affected. In addition, our revenue in the future may depend more upon sales of products with relatively lower gross margins such as embedded controllers or sales of our design-licensed solutions, which have lower per unit sales prices, but higher gross margins. If we are not able to compensate for such lower gross margins, or lower per unit revenues with an increased volume of sales of such products, our results of operations may be adversely affected.

Revenue and volume by geographic area for the three-month and nine-month periods ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,
	2004			2003
			% of			% of	% of $
(In millions)	$	%	volume	$	%	volume	change
Americas	$54.9	56%	35%	$47.1	49%	31%	16%
Europe	24.4	25%	20%	27.2	28%	21%	(10)%
Japan	14.2	15%	41%	19.8	20%	40%	(28)%
Rest of World	4.1	4%	4%	3.2	3%	8%	28%

Total Revenue	$97.6	100%	100%	$97.3	100%	100%	<1%

	Nine Months Ended September 30,
	2004			2003
			% of			% of	% of $
(In millions)	$	%	volume	$	%	volume	change
Americas	$173.3	55%	33%	$133.7	49%	34%	30%
Europe	83.9	27%	24%	84.4	31%	25%	(1)%
Japan	44.2	14%	39%	40.6	15%	26%	9%
Rest of World	12.0	4%	4%	13.0	5%	15%	(8)%

Total Revenue	$313.4	100%	100%	$271.7	100%	100%	15%

The Americas region increased 30% to $173.3 million in sales during the first nine months of 2004 from approximately $133.7 million in the first nine months of 2003, largely attributable to sales of the newly acquired products from Printcafe and ADS, as well as increases in the server category. Revenues in the Japan region increased 9% to $44.2 million during the first nine months of 2004 from $40.6 million in the first nine months of 2003. A significant portion of this increase can be attributed to greater demand for design-licensed color solutions, which are sold to OEM customers in Japan, for incorporation into their products, which are then shipped from Japan to other countries. The Rest-of-World region, which includes the Asia Pacific but excludes Japan, showed a decrease of 8% for the nine months ended September 30, 2004 largely due to design license products being shipped to Japan rather than directly into the region. A decrease in embedded products revenue partially offset by increases in the server and professional printing application revenue fueled an overall moderate decrease in Europe.

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

Substantially all of our revenue for the last three years was attributable to sales of products through our OEM customers and independent distributor channels. During 2004, we have continued to work on both increasing the number of OEM customers and expanding the size of existing relationships with OEM customers. For the nine months ended September 30, 2004 and 2003, three customers — Canon, Konica Minolta, and Xerox — provided more than 10% of our revenue individually and approximately 65% of our revenue in aggregate for 2004 and 71% of revenue in aggregate for 2003. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced or discontinued their purchases from us at various times in the past and any customer could do so in the future. Such reductions or discontinuations have in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations.

In addition to our server and embedded products sold through our OEM’s, we have diversified into new markets and distribution channels with our Professional Printing Applications. This category has grown to 17% of our revenue in the third quarter of 2004. We have no significant customers in this category, other than our OEM’s who have purchased products from this category as well as from our other categories.

We continue to develop new products and technologies for each of our product lines and intend to continue to introduce new generations of server and controller products and other new product lines with current and new OEM customers, distribution partners, and end-users throughout the remainder of 2004 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

Gross Margins

For the quarter ended September 30, 2004 our gross margin was 65% compared to approximately 61% for the same period a year ago. For the nine months ended September 30, 2004 our gross margin was 65% compared to approximately 60% for the same period a year ago. The improvement in both comparisons came from increased sales of design-licensed solutions and an increase in software sales both of which traditionally have higher gross margins than our other products. We believe that gross margin will continue to be impacted by a variety of factors. These factors include the market prices that can be achieved on our current and future products, the availability and pricing of key components (including DRAM, Processors, and Postscript interpreter software), third party manufacturing costs, product, channel, and geographic mix, the success of our product transitions and new products, the pace of migration to a design-licensed business model for embedded products, competition with third parties and our OEM customers, and general economic conditions in the United States and abroad. Consequently, we anticipate gross margins will fluctuate from period to period.

Operating Expenses

Operating expenses as a percentage of revenue amounted to approximately 73% and 46% for the three-month periods ended September 30, 2004 and 2003, respectively and 61% and 50% for the nine-month periods ended September 30, 2004 and 2003, respectively. Operating expenses increased by 58% in the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003, and increased 38% in the nine months ended September 30, 2004 compared to the same period in 2003. Approximately 55% of the increase quarter over quarter and 28% of the increase year over year is attributable to real estate-related charges. The addition of Printcafe and T/R Systems in late 2003 and ADS in mid-February 2004 contributed the majority of the remaining increase in operating expenses, while increased employee costs, negative impacts of exchange rate variances, and increased legal, auditing and tax-consulting expenses including costs related to compliance with the Sarbanes-Oxley Act of 2002 were also a factor.

We anticipate that operating expenses may increase in future periods both in absolute dollars and as a percentage of revenue as investments are made in new business areas and direct and channel relationships in our sales organization.

The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation, and costs of prototype materials. Research and development expenses were 29% and 24% of revenue for the third quarter of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, research and development expenses were 27% and 26% of revenue, respectively.

In absolute dollars, research and development increased by approximately $4.7 million in the third quarter of 2004 from the third quarter of 2003. Research and development expenses related to our recent acquisitions partially offset by the reduction in costs from the eBeam and Unimobile divestitures contributed the majority of the increase for the quarter ending September 30, 2004. The remaining increase consisted of increased payroll costs from merit increases and increased headcount, partly offset by lower consulting expenses and prototype expenses.

Research and development expenses increased by approximately $13.5 million year over year for the nine months ended September 30, 2004. Research and development expenses related to our recent acquisitions partially offset by the reduction in costs from the eBeam and Unimobile divestitures accounted for the majority of the increase for the nine months ending September 30, 2004. The remaining increase consisted primarily of increased payroll costs from merit increases, and additional employees, partially offset by lower prototype expenses.

We believe that the development of new products and the enhancement of existing products are essential to our continued success, and intend to continue to devote substantial resources to research and new product development efforts. Accordingly, we expect that our research and development expenses may increase in absolute dollars and also as a percentage of revenue in future periods.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs, and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Asia, and other locations around the world. Sales and marketing expenses for the three-month period ended September 30, 2004 were approximately $18.0 million or 18% of revenue compared to approximately $14.7 million or 15% of revenue for the three months ended September 30, 2003. The increase in absolute dollars was approximately $3.3 million for the quarter. Additional costs for acquired companies were partially offset by a decrease in expenses from the spin-off of the Unimobile group accounted for the majority of the increase, while increased tradeshow expenses added most of the balance. In addition, sales and marketing expenses, particularly those incurred in Europe, where we have a significant presence, were negatively impacted by the weakening US dollar, increasing expenses from year to year slightly. While the costs in the local currency outside the United States have generally remained constant, during the third quarter of 2004 the translated US dollar costs have increased.

Sales and marketing expenses for the nine-month period ended September 30, 2004 were approximately $57.0 million or 18% of revenue compared to approximately $44.7 million or 16% of revenue for the nine months ended September 30, 2003. The majority of the increase in absolute dollars of approximately $12.3 million is comprised of costs related to the operations of the acquired companies, offset by a decrease in expenses due to the divestiture of eBeam and Unimobile groups. Expenses for tradeshows increased as well, adversely impacting the nine-month comparison. In addition, sales and marketing expenses, particularly those incurred in Europe, where we have a significant presence, were negatively impacted by the weakening US dollar, increasing expenses slightly from year to year. While the costs in the local currency outside the United States have generally remained constant, during 2004 the translated US dollar costs have increased.

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

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees, and other costs associated with public companies. General and administrative expenses were approximately $7.2 million or 7% of revenue for the quarter ended September 30, 2004, compared to approximately $5.5 million or 6% of revenue for the quarter ended September 30, 2003. The increase in absolute dollars of approximately $1.7 million primarily came from costs related to the acquired organizations and increased legal, auditing and tax-consulting expenses including costs related to compliance with the Sarbanes-Oxley Act of 2002. We expect that general and administrative costs will increase both as a percentage of revenue and in absolute dollars in the fourth quarter of 2004 due to additional costs that will be incurred for compliance with the Sarbanes-Oxley Act. We also expect that if the US dollar remains volatile against the euro or other currencies, general and administrative expenses reported in US dollars could fluctuate.

General and administrative expenses were approximately $20.6 million or 7% of revenue for the nine months ended September 30, 2004, compared to approximately $15.5 million or 6% of revenue for the nine months ended September 30, 2003. The increase in absolute dollars of approximately $5.1 million primarily came from costs related to the acquired organizations, increased employee salary and bonus expense, and increased legal, auditing, and tax-consulting expenses including costs related to compliance with the Sarbanes-Oxley Act of 2002. We expect that general and administrative costs will increase both as a percentage of revenue and in absolute dollars in the fourth quarter of 2004 due to additional costs that will be incurred for compliance with the Sarbanes-Oxley Act. We also expect that if the US dollar remains volatile against the euro or other currencies, general and administrative expenses reported in US dollars could fluctuate.

Real Estate Related Charges

We completed a valuation of the building located at 301 Velocity Way as part of the amended financing arrangement signed in September 2004 for that building. Under the original lease of $43.1 million, we guaranteed the lessor an 82% residual value in the building upon the termination of the original lease. The recent valuation provided a value of approximately $31.7 million for the building, and we paid $11.4 million to the lessor and recorded a one-time loss associated with the original lease in September 2004. In addition, during the quarter ended September 30, 2004, we wrote off $0.9 million of capitalized lease costs associated with the original lease and $2.1 million of capitalized costs associated with other development activity within our Foster City campus.

Amortization of Identified Intangibles and other Acquisition-related Expense

Amortization of identified intangibles and other acquisition-related expense for the three months ended September 30, 2004 was approximately $3.5 million compared to approximately $1.3 million for the three months ended September 30, 2003. Amortization of identified intangibles was approximately $11.5 million and approximately $5.2 million for the nine months ended September 30, 2004 and 2003, respectively. The increase was attributable to the amortization of identified intangibles related to the acquisitions made in late 2003 and early 2004. In-process research and development was $1.0 million for the first half of 2004 for the ADS acquisition and approximately $1.2 million for the first half of 2003 for the Best acquisition. Additional information on the intangibles and the related amortization can be found in Note 9 of the Condensed Consolidated Financial Statements.

Interest and Other Income, net

Interest and Other Income, Net

Interest income is derived mainly from our short-term investments, net of investment fees. For the three months ended September 30, 2004 interest and other income was approximately $3.4 million, while for the three months ended September 30, 2003 it was approximately $3.1 million. For the nine months ended September 30, 2004 interest and other income was approximately $9.3 million, while for the nine months ended September 30, 2003 it was approximately $8.7 million. The increases were driven by higher interest rates.

Interest Expense

Interest expense for the first nine months of 2004 includes the interest expense and debt amortization costs of approximately $4.4 million related to our 1.50% senior convertible debt issued in June 2003. We had approximately $1.6 million in interest expense for the first nine months of 2003, which included approximately 4 months of interest expense and debt amortization costs for the convertible debt.

Gain on Sale of Assets

We recognized approximately $3.0 million in the nine months ended September 30, 2004 from the sale of assets related to Unimobile.

Litigation Settlement Income

The litigation settlement income of approximately $1.6 million in 2003 consisted of settlements received from litigation protection our intellectual property, net of related legal expenses. We have received $58 thousand in additional settlements in 2004, net of related legal expenses. We expect to receive additional amounts in the future, but are unable to estimate the total at this time.

Income Taxes

During the third quarter of 2004, the tax provision reflects the one time effect of the resolution of the Internal Revenue Service (IRS) examination of our federal income tax returns filed for the years 1999 through 2001. As a result of the settlement reached with the IRS for these years, we were required to remit $0.6 million in tax deficiencies and related interest and we utilized $6.4 million in credit carry forwards available to offset income taxes payable in future periods.

In addition and as a result of such settlement, we have reversed previously accrued taxes of approximately $7.8 million related to the foreign sales corporation and research and development tax credit matters as such tax liabilities are no longer required.

Also, during the third quarter of 2004, we have evaluated the business objectives and financial requirements of our domestic and international operations and determined that we intend to permanently reinvest $29.0 million of unremitted earnings of certain foreign subsidiaries reported for the periods through 2003. Therefore, the tax provision also reflects a benefit of $11.1 million from the reversal of the previously recorded deferred tax liability associated with those earnings.

The net impact of these events for the three months ended September 30, 2004 is a net income tax benefit of $18.9 million. The effective tax rate was a benefit of 357% and a provision of 27% for the three-month periods ended September 30, 2004 and 2003, respectively. Excluding the net income tax benefit of $18.9 million, our effective tax rate for the three months ended September 30, 2004 was a benefit of 54%.

The effective tax rate was a benefit of 52.5% and a provision of 27% for the nine-month periods ended September 30, 2004 and 2003, respectively. Excluding the net income tax benefit of $18.9 million, our effective tax rate for the nine months ended September 30, 2004 was a provision of 25%.

For the 2004 year, the rate was negatively impacted due to the in-process research and development write-off related to the ADS acquisition, the expiration of the United States research and development credit on June 30, 2004, and decreased investments in tax-exempt securities. In each period, we benefited from tax-exempt interest income, research and development credits, and benefits from foreign sales in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities.

On October 4, 2004, the Working Families Tax Relief Act was signed renewing the federal tax laws regarding the research and development credit. In accordance with FASB 109, “Accounting for Income Taxes,” the benefit of this reinstatement will be reflected in our fourth quarter tax provision.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased by $25.2 million to $649.3 million as of September 30, 2004, from $624.1 million as of December 31, 2003. Working capital decreased by $44.8 million to $620.4 million as of September 30, 2004, down from $665.2 million as of December 31, 2003. We invest cash in excess of our operating needs in short-term investments.

Net cash provided by operating activities was $46.6 million for the nine-month period ended September 30, 2004. Net income of $37.2 million during 2004 was increased by $18.0 million for non-cash charges of depreciation and amortization, the write-off of in-process research and development cost, bad-debt expense, deferred compensation and gains from the sale of assets offset by losses from the retirement of assets and decreased by $12.7 million for adjustments to deferred income taxes related to an the settlement of a tax audit issue. Changes in current assets and liabilities increased cash by $4.1 million, with decreases in cash resulting from accounts receivable and income taxes payable, offset with increases in cash from, inventories, other current assets and accounts payable. Accounts payable balances increased at the end of the period as we were aggressively managing our cash balances. Inventory balances were down as we decreased our finished goods inventory and consumed raw materials that were purchased over the last several quarters. The change in income taxes payable of $2.5 million includes payments of $1.4 million, current provision of $13.8 million and adjustments related to the settlement of the IRS audit of $12.7 million.

Sales in excess of purchases of short-term investments were $11.6 million for the nine-month period ended September 30, 2004, to provide funds for our common stock repurchase program and acquisitions. In connection with the synthetic leases for our Foster City campus buildings we reduced funds held in restricted investments for an increase in cash of $24.1 million. In February 2004, we acquired ADS for approximately $11.6 million, net of cash received in the transaction. In March 2004, we sold assets from our Unimobile group and received $4.1 million in proceeds. Our capital expenditures generally consist of investments in computer equipment and furniture for use in our operations. We purchased approximately $4.4 million of equipment during the nine-month period ended September 30, 2004, net of retirements.

Net cash used by financing activities of $30.0 million in the nine-month period ended September 30, 2004, was the result of $25.7 million from the exercises of common stock options and the issuance of stock under our Employee Stock Purchase Plan, less $55.6 million used for the repurchase of shares of our common stock. During 2003 and 2004 our Board of Directors authorized an aggregate of $150.0 million for the repurchase of our common stock, of which $98.9 million remains available.

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

Purchase Commitments

We may be required and have been required in the past to compensate our sub-contract manufacturers for components purchased for orders subsequently cancelled by us. We periodically review the potential liability and the adequacy of the related reserve. Management analyzes current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of such reserves. Significant management judgments and estimates must be made and used in connection with establishing the reserves in any accounting period. Material differences may result in the amount and timing of our income for any period if management made different judgments or utilized different estimates. Our financial condition and results of operations could be negatively impacted if we were required to compensate the sub-contract manufacturers in an amount significantly in excess of the reserve.

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

Legal Proceedings

Over the past several years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that we buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue us and our customers for allegedly infringing his soon to be issued patent and for allegedly misappropriating his alleged trade secrets. We believe Mr. Coyle’s claims are baseless and completely without merit. Therefore, on December 11, 2001, we filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that we and our customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor have we infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through our sale of Fiery, Splash or EDOX print controllers. We also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against us, our suppliers, vendors, customers and users of our products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California Court dismissed our complaint citing the Court’s lack of jurisdiction over

Mr. Coyle. We appealed the Court’s dismissal to the Court of Appeals for the Federal Circuit in Washington D.C., who reversed the dismissal of our case and remanded it back to the Northern District of California Court. Mr. Coyle and Kolbet Labs subsequently moved to dismiss our complaint under the Declaratory Judgment Act. The Court granted dismissal on February 17, 2004. On February 17, 2004, we filed a second declaratory relief action in the Northern District of California against Mr. Coyle and Kolbet Labs. We appealed that ruling to the Court of Appeals for the Federal Circuit in Washington, D.C., which heard oral arguments on October 4, 2004. Their decision is pending. We are pursuing both of our cases against Mr. Coyle and Kolbet Labs.

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

On May 3, 2004, J&L Electronics, filed a complaint against us in the United States District Court for the District of Arizona alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. We have moved to have that legal action dismissed or transferred to California. We believe that the patent is invalid and the lawsuit is without merit and intend to defend ourselves accordingly.

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

Because of the uncertainties related to both the amount and range of loss on the pending litigation matters, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. Pending or future litigation could be costly, could cause the diversion of our attention and could, upon resolution, have a material adverse effect on the business, results of operations financial condition and cash flow.

In addition, we are involved from time to time in litigation relating to claims arising in the normal course of our business.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We are in compliance with all of the covenants at the time of this filing. We are liable to the lessor for the financed amount of the buildings if we default on our covenants.

We have assessed our exposure in relation to the first loss guarantees under the Leases and believes that there is no deficiency to the guaranteed value at September 30, 2004. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at September 30, 2004) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.

We are treated as the owner of these buildings for federal income tax purposes.

As part of the amended financing arrangement for the 301 Lease, we completed a valuation of the building located at 301 Velocity Way. Under the original financing agreement, we guaranteed the lessor upon termination of the original lease an 82% residual value in the building which cost $43.1 million to construct. The recent valuation provided a value of approximately $31.7 million, and we have recorded a one-time loss of $11.4 million associated with the original lease. In addition, we were required to write off $852 thousand of capitalized lease costs associated with the original lease.

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

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, acquisition needs, investment requirements, stock repurchases, commitments (see Note 12 of the Notes to the Condensed Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchase of shares of our common stock and working capital. There are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

DISCLOSURES ON STOCK OPTION PROGRAMS

Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity and essentially all of our employees currently participate. The program consists of a broad-based plan under which options may be granted to all employees, directors, and consultants. Option vesting periods range from 2 - 4 years, with an average vesting period of 3.5 years.

Distribution and Dilutive Effect of Options

	For the period ended and as of
	September 30,	December 31,
Employee and Executive Option Grants	2004	2003	2002
Grants during the period as % of outstanding shares	1%	6%	6%
Grants to listed officers* during the period as % of total options granted	0%	13%	9%
Grants to listed officers* during the period as % of outstanding shares	0%	1%	1%
Cumulative options held by listed officers* as % of total options outstanding	10%	11%	10%

*See Executive Options for named officers; these are defined by the Securities and Exchange Commission as the Chief Executive Officer and each of the four other most highly compensated executive officers at the end of the last completed fiscal year. We currently have only three executive officers, including the Chief Executive Officer.

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

General Option Information

Summary of Option Activity

		Options Outstanding
	Shares Available
	for Options	Number of Shares	Weighted Average
	(in thousands)	(in thousands)	Exercise Price
January 1, 2003	2,263	11,128	$21.25
Authorized and assumed	968	140	189.96
Grants	(3,269)	3,269	20.48
Exercises	—	(2,425)	15.11
Cancellations	625	(625)	23.61
Expirations	(199)	—	—

December 31, 2003	388	11,487	$24.21
Authorized and assumed	3,923	—
Grants	(282)	282	25.60
Exercises	—	(1,304)	15.90
Cancellations	491	(491)	31.98
Expirations	(49)	—	—

September 30, 2004	4,471	9,974	$24.95

In-the-Money and Out-of-the-Money Option Information

As of September 30, 2004

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(Shares in thousands)	Shares	Price	Shares	Price	Shares	Price
In-the-money	1,366	$13.43	106	$14.52	1,472	$13.51
Out-of-the-money (1)	5,633	$29.78	2,869	$21.35	8,502	$26.93

Total Options Outstanding	6,999	$26.59	2,975	$21.10	9,974	$24.95

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $16.24 at the end of the quarter.

Executive Options

Aggregated Option Exercises as of September 30, 2004 and Period End Option Values

			Number of		Value of Unexercised
	Shares		Unexercised Options		In-the-Money Options
	Acquired on	Value	at 9/30/04		at 9/30/04 (2)
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Gecht	147,250	$1,489,363	208,250	144,750	$40,463	—
Rosenzweig	97,000	$1,387,550	332,833	114,167	$17,430	—
Cutts	39,000	$409,500	87,275	69,575	$46,688	—

(1)	This amount represents the market value of the underlying securities on the exercise date minus the exercise price of such options.

(2)	This amount represents the market value of $16.24 of the underlying securities relating to “in-the-money” options at September 30, 2004 minus the exercise price of such options.

Factors That Could Adversely Affect Performance

We rely on sales to a relatively small number of OEM partners and the loss of any of these customers could substantially decrease our revenues.

A significant portion of our revenues are generated by sales of our printer and copier related products to a relatively small number of OEMs. For example, Canon, Xerox and Konica Minolta each contributed over 10% of our revenues for the nine months ended September 30, 2004 and together accounted for approximately 65% of those revenues. During the fiscal year ended December 31, 2003, these same three customers each contributed over 10% of our revenues and together accounted for approximately 72% of our revenues for the year. Because sales of our printer and copier-related products constitute a significant portion of our revenues and there are a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues in future periods. Accordingly, if we lose or experience reduced sales to an important OEM customer, we will have difficulty replacing the revenue traditionally generated from such customer with sales to new or existing OEM customers and our revenues will likely decline significantly.

Because of our recent acquisitions we now sell some of our products directly to distributors and to the end-user. If we are unable to effectively manage a direct sales force, revenues could decline.

We have traditionally sold our products to our OEM partners, who in turn sold the product to the end-user. Accordingly, in the past, our marketing and sales efforts focused on manufacturers and distributors of the manufacturers’ equipment, not on the end-user of the product. Consequently, we do not have experience developing and managing a direct sales force or marketing products and services directly to the end-user. The professional printing applications and enterprise solutions that we acquired in our purchase of Printcafe and Automated Dispatch Solutions are sold directly to the end-user. If we are unable to successfully develop, expand and manage our direct sales force or develop a marketing program that effectively reaches the end-users, we are likely to see a decline in revenues from those products and the anticipated benefits of the acquisitions may be reduced or not materialize.

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

The revenue growth and profitability of our business depends significantly on the overall demand for information technology products such as ours that enable printing of digital data. Delays or reductions in information technology spending, such as occurred since 2001, has and could continue to cause a decline in demand for our products and services and consequently has and may continue to harm our business, operating results, financial condition, prospects and stock price.

Our operating results may fluctuate based upon many factors, which could adversely affect our stock price.

Stock prices of high technology companies such as ours tend to be volatile and are subject to broad fluctuation, including due to variations in operating results and, consequently, fluctuations in our operating results could adversely affect our stock price. Factors that have caused our operating results and share price to fluctuate in the past and that may cause future fluctuations include:

•	varying demand for our products, due to seasonality, OEM customer product development and marketing efforts, OEM customer financial and operational condition and general economic conditions;

•	shifts in customer demand to lower cost products;

•	success and timing of new product introductions by us and our OEM customers and the performance of our products generally;

•	volatility in foreign exchange rates, changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;

•	price reductions by us and our competitors, which may be exacerbated by competitive pressures caused by economic conditions generally;

•	delay, cancellation or rescheduling of orders or projects;

•	availability of key components, including possible delays in deliveries from suppliers, the performance of third-party manufacturers and the status of our relationships with our key suppliers;

•	potential excess or shortage of employees and location of research and development centers;

•	changes in our product mix such as shifts from higher revenue products to lower revenue products dependant on higher sales volumes;

•	costs associated with complying with any applicable governmental regulations, including substantial costs related to compliance with the Sarbanes-Oxley Act;

•	acquisitions and integration of new businesses;

•	changes in our business model related to the migration of embedded products to a design-licensed model;

•	costs related to the entry into new markets, such as commercial printing and office equipment service automation;

•	general economic conditions; and

•	other risks described herein.

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

We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley where competition has historically been intense among companies to hire engineering and technical professionals. In times of professional labor imbalances, it has in the past and is likely in the future to be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees. We offer a broad-based equity compensation plan based on granting options from stockholder-approved plans in order to be competitive in the labor market. If stockholders do not approve additional shares for these plans or new plans for future grants when necessary to enable us to offer compensation competitive with those offered by other companies seeking the same employees, it may be difficult for us to hire and retain skilled employees. If we cannot successfully hire and retain employees, we may not be able to develop products or to meet demand for our products in a timely fashion and our results of operations may be harmed.

Recent and proposed regulations related to equity incentives could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee retention packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. The Financial Accounting Standards Board has announced changes to US GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans, or ESPPs. This pending regulation would negatively impact our GAAP earnings. For example, recording a charge for employee stock options under SFAS No. 123, Accounting for Stock-Based Compensation would have reduced net income by $17.9 million, $21.8 million and $18.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our net income would have been reduced by $3.8 million and $13.6 million for the quarter and the nine months ended September 30, 2004, respectively, for stock option grants and issuances of stock under our ESPP, net of the tax effect, under the pending regulation. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased costs, change our equity incentive strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

If we are unable to develop new products, or execute product introductions on a timely basis, our future revenue and operating results may be harmed.

Our operating results depend to a significant extent on continual improvement of our existing products and technologies and rapid innovation of new products and technologies by us. Our success depends not only on our ability to predict future requirements, but also to successfully develop and introduce new products that address end customer needs or add additional functionality that end customers will demand. Any delays in the launch or availability of new products we are planning which has occurred in the current year could harm our financial results. During transitions from existing products to new products, customers may delay or cancel orders for existing products. Our results of operations may be harmed if we cannot successfully manage product transitions or provide adequate availability of products after they have been introduced.

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

We continue to explore opportunities to develop product lines different from our current servers and embedded controllers, such as the proofing and print management software, document scanning solutions, mobile printing products, prepress software solutions and web submission tools, among others. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services or if we will generate sufficient revenues from these activities to offset the additional operating expenses we incur. In addition, even if we are able to introduce new products or services, if customers do not accept these new products or services or if we are not able to price such products or services competitively, our operating results will likely suffer.

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

We seek to develop new technologies and products from both internal and external sources. As part of this effort, we have in the past made, and will likely continue to make, acquisitions of other companies or other companies’ assets. Acquisitions involve numerous risks, such as:

•	if we issue equity securities in connection with an acquisition, the issuance will generally be dilutive to our existing stockholders, alternatively, acquisitions made entirely or partially for cash will reduce our cash reserves;

•	difficulties in integration of operations, employees, technologies, or products and the related diversion of management time and effort to accomplish successful integration;

•	risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	potential loss of key employees of the acquired company;

•	possible expense overruns;

•	an adverse reaction by customers, suppliers or partners of the acquired company or EFI;

•	the risk of changes in ratings by stock analysts;

•	potential litigation surrounding transactions;

•	the inability to protect or secure technology rights; and

•	an increase in operating costs.

Mergers and acquisitions of companies are inherently risky and we cannot assure you that our previous or future acquisitions will be successful or will not harm our business, operating results, financial condition, or stock price.

We face risks from our international operations and from currency fluctuations.

Approximately 45% and 51% of our revenue from the sale of products for the nine-month periods ended September 30, 2004 and 2003, respectively, came from sales outside North America, primarily to Europe and Japan. Approximately 49% of our revenue from the sale of products for the 2003 fiscal year came from sales outside North America, primarily to Europe and Japan. We expect that sales outside North America will continue to represent a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters and political or economic conditions in a specific country or region.

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

Our corporate headquarters, including most of our research and development facilities and manufacturing operations, are located in the San Francisco Bay Area, an area known for seismic activity. This area has also experienced flooding in the past. In addition, many of the components necessary to supply our products are purchased from suppliers based in areas including the San Francisco Bay Area, Taiwan and Japan and are therefore subject to risk from natural disasters. A significant natural disaster, such as an earthquake, flood or typhoon, could harm our business, financial condition and operating results.

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

The market price for our common stock has been and may continue to be volatile. For example, during the twelve-month period ended September 30, 2004, the price of our common stock as reported on the Nasdaq National Market ranged from a low of $16.06 to a high of $28.38. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our auditors are required to attest audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of its internal controls. Although no known material weaknesses exist at this time, this will be the first year that we have undergone an audit of our internal controls and procedures, and it is possible that material weaknesses could be found. If we are unable to remediate the weaknesses, the auditors would be required to issue an adverse opinion on our internal controls.

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

The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” at its September 29-30, 2004 meeting. The effective date has not been finalized but is expected to be for reporting periods ending after December 15, 2004. Under EITF Issue No. 04-8, net earnings and diluted shares outstanding, used for earnings per share calculations, would be restated using the if-converted method of accounting to reflect the contingent issuance of

9,084,192 shares. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties to such contracts are major financial institutions. We had no forward foreign exchange contracts outstanding as of September 30, 2004.

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

The following table presents the hypothetical change in fair values in the financial instruments we held at September 30, 2004 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.

This table estimates the fair value of the portfolio at a twelve month time horizon:

	Valuation of securities		Valuation of securities
	given an interest rate		given an interest rate
	decrease of 100 basis	No change in	increase of 100 basis
(in thousands)	points	interest rates	points
Total Fair Market Value	$557,268	$555,970	$554,632

The fair value of our long-term debt, including current maturities, was estimated to be $228.2 million as of September 30, 2004.

ITEM 4: CONTROLS AND PROCEDURES

(a)	As of the end of the quarter ended September 30, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	During 2004, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls.

PART II            OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 10 in the notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities

     (in thousands, except per share amounts)

			(c) Total Number of	(d) Approximate Dollar
	(a) Total		Shares Purchased	Value of Shares that May
	Number of	(b) Average	as Part of Publicly	Yet Be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or Programs (1),
Period	Purchased	per Share	Programs	(2)
July 1-31, 2004	740,610	$20.4153	740,610	$14,928
August 1-31, 2004	53,800	$20.0280	53,800	$98,937,404
September 1-30, 2004	—	—	—	$98,937,404

Total	794,410	$20.3891	794,410	$98,937,404

(1)	On November 18, 2003 we announced that our Board of Directors had approved $50.0 million for the repurchase of our outstanding common stock during the next twelve months and we began repurchasing shares under this program in January 2004. This program was closed in August 2004 with a total of 2,096,012 shares repurchased.

(2)	On August 26, 2004 we announced that our Board of Directors had approved $100.0 million for the repurchase of our outstanding common stock during the next twelve months. We began repurchasing shares under this program in August 2004 and as of September 30, 2004 we had repurchased 53,061 shares. Our buy back program is limited by SEC regulations and by trading windows set by Company policy.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

     ITEM 5. OTHER INFORMATION

Not applicable.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (6)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (7)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (4)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (15)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws as amended (1)

4.2	Specimen Common Stock certificate of the Company (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023 (8)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (8)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (5)

10.2	1990 Stock Plan of the Company (1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (17)

10.4	The 1999 Equity Incentive Plan as amended (3)

10.5	2000 Employee Stock Purchase Plan as amended (3)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (13)

10.8	Prographics, Inc. 1999 Stock Option Plan (10)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan (10)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (10)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (10)

10.12	T/R Systems, Inc. 1999 Stock Option Plan (11)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (12)

10.14	Form of Indemnification Agreement (1)

10.15	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company (9)

10.16	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company (9)

10.17	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company (9)

10.18	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (14)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004, among the Company, Société Générale Financial Corporation and Société Générale (16)

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No.	Description
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Company has received confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.

(7)	Filed as exhibit (d) (5) to the Company’s TO/A Number 3 on October 20, 2000 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(10)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(11)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.

(15)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Form 8-K filed on October 6, 2004 (File No. 000-18805 and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.

(b) Reports on Form 8-K

On July 21, 2004, EFI filed a report on Form 8-K dated July 21, 2004 reporting under Item 12 that on July 21, 2004, EFI issued a press release regarding its financial results for its first fiscal quarter of 2004 ended June 30, 2004. The press release was furnished (not filed) as an exhibit to the report.

On August 26, 2004, EFI filed a report on Form 8-K dated August 26, 2004 reporting under Item 8.01 that on August 26, 2004, Electronics for Imaging, Inc. announced that the Company’s board of directors approved a stock repurchase program pursuant to which up to $100 million of the company’s common stock may be repurchased. The press release was furnished (not filed) as an exhibit to the report.

On September 3, 2004, EFI filed a report on Form 8-K dated September 3, 2004 reporting under Item 2.02 that on September 3, 2004, Electronics for Imaging, Inc. issued a press release and held a conference call regarding the Company’s business outlook for the second half of 2004. The press release was furnished (not filed) as an exhibit to the report.

On September 17, 2004, EFI filed a report on Form 8-K dated September 17, 2004 reporting under Item 8.01 additional information regarding its stock repurchase program and the dates the Company regards as blacked out for trading purposes.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: November 8, 2004	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Cutts
Date: November 8, 2004	Joseph Cutts
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX*

No.	Description
(b) Exhibits

No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (6)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (7)

2.5	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (4)

2.6	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (15)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws as amended (1)

4.2	Specimen Common Stock certificate of the Company (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023 (8)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (8)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (5)

No.	Description
10.2	1990 Stock Plan of the Company (1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (17)

10.4	The 1999 Equity Incentive Plan as amended (3)

10.5	2000 Employee Stock Purchase Plan as amended (3)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (13)

10.8	Prographics, Inc. 1999 Stock Option Plan (10)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan (10)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (10)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (10)

10.12	T/R Systems, Inc. 1999 Stock Option Plan (11)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (12)

10.14	Form of Indemnification Agreement (1)

10.15	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company (9)

10.16	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company (9)

10.17	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company (9)

10.18	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (14)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004, among the Company, Société Générale Financial Corporation and Société Générale (16)

24.2	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Company has received confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.

(7)	Filed as exhibit (d) (5) to the Company’s TO/A Number 3 on October 20, 2000 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended

September 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(10)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(11)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.

(15)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Form 8-K filed on October 6, 2004 (File No. 000-18805 and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.