Form 10-K
period 2004-12-31
ELECTRONICS FOR IMAGING INC
filed 2005-03-15
CIK 867374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
(650) 357- 3500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value
(Title of Class)
      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold on June 30, 2004.
Common Stock, $.01 par value: $841,448,848**
      The number of shares outstanding of each of the registrant’s classes of common stock as of February 22, 2005.
Common Stock, $.01 par value: 54,041,689
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 2, 2005 are incorporated by reference into Part III hereof.

**	Based upon the last trade price of the Common Stock reported on the Nasdaq National Market on June 30, 2004. Excludes approximately 24,052,644 shares of common stock held by Directors, Officers and holders known to the Registrant to hold 5% or more of the Registrant’s outstanding Common Stock on December 31, 2004. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

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
      Certain of the information contained in this Annual Report on Form 10-K, including without limitation, statements made under this Part I, Item 1 “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” which are not historical facts, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and is subject to certain risks and uncertainties that could cause actual results to differ materially. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will” and similar expressions as they relate to the Company or its management are intended to identify such statements as “forward-looking statements.” Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, those factors discussed in Item 1 “Business — Competition,” in Item 7 “Management’s Discussion and Results of Operations — Factors That Could Adversely Affect Performance” and elsewhere in this Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission, including the Company’s most recent Quarterly Report on Form 10-Q. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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
General
      EFI was incorporated in Delaware in 1989. Our corporate offices are located at 303 Velocity Way, Foster City, California 94404.

      We are a global provider of digital imaging and print management solutions for professional and enterprise printing. Our technologies offer document management tools from creation to print, including production workflow, print management information software solutions, proofing software and enterprise printing solutions. Our main products include stand-alone servers, which are connected to digital copiers; and other peripheral devices, controllers and chip designs, which are embedded in digital copiers, desktop color laser printers and multifunction devices. Our software products and services are designed to help customers automate their print processes and streamline their workflow to increase productivity and profits. Our products support a broad range of printers, copiers, and multifunctional devices. The growth of digital color printing, driven both by Internet usage and the adoption of color within the corporate market, provides us with a tremendous opportunity to leverage our core color server technology.
      We sell our server products primarily to original equipment manufacturers, or OEMs, such as Canon, Xerox, Konica Minolta and others, in North America, Europe and Japan. OEMs sell equipment under their brand name to the end-user. In some instances, their equipment carries both their own brand name and our brand name. Our Print Management Information Solutions are primarily sold directly to the end user by EFI’s own sales force, under our brand. Our other products are sold directly to our authorized distributors/dealers/resellers who in turn sell the solutions to end users either in a stand alone form or bundled with other solutions they offer, using our brand name in most instances.
The EFI Solution
      Headlined by EFI’s flagship Fiery® server brand, our core business transforms digital copiers and printers into networked printing devices. Once networked, EFI-powered printers and copiers can be shared across workgroups, departments, the enterprise and the Internet to quickly and economically produce high-quality color and black & white documents. Our products enhance productivity across the production printing job cycle, from pre-press to digital or offset print production. EFI’s consistent, intuitive user interfaces are designed to reduce the potential for operator error, reduce training times, streamline complex job cycles, and decrease job completion time in order to improve maximum productivity and profitability.
      In addition to our core server and controller technology, we have diversified into other areas, with a particular emphasis on developing software solutions for commercial printing and enterprise markets. Most of the additional software solutions have been developed with the express goal of automating print processes and streamlining workflow via open, integrated and interoperable EFI products, services and solutions.
      Our proofing software allows professional printers to accurately and affordably proof color documents before sending them to an offset or digital printing press. By skipping traditional proofing methods, professional printers save time and reduce costs — without sacrificing the quality of their final printed output.
      Finally, a significant new business area is our Print Management Information Systems (“PMIS”) solutions with products obtained through the acquisition of Printcafe in late 2003. Over the course of 2004, we have updated and upgraded nearly all of these products and have seen substantially increased sales from these products. Our enterprise resource planning (ERP) and collaborative supply chain software print management solutions in this business area are designed to enable printers and print buyers to improve productivity and customer service while reducing costs. Procurement applications for print buyers and print producers facilitate Web-based collaboration across the print supply chain. Customers recognize that PMIS systems are essential to improving their business practices and profitability and we are continuing to focus on making EFI’s PMIS solutions the industry standard globally as well as in the U.S. where we already enjoy a leading market position.
      To service one of the critical needs of the copier dealer channels that we sell through, we offer field dispatch software which automates the management of field technicians. This product came to EFI via the acquisition of Automated Dispatch Systems, Inc. (“ADS”) and extends our software offerings into another mission critical application for the print industry.
      See “Products and Technology.”

Growth and Expansion Strategies
      Our overall objective is to continue to introduce new generations of server and controller products as well as expand our offerings in professional printing software applications and other new product lines related to digital printing, workflow and print management. With respect to our current products, our primary goal is to offer best of breed, end-to-end solutions that are interoperable and conform to open standards to allow customers to choose the most efficient solutions for their business. Our strategy to accomplish these goals consists of four key elements.

Proliferate and Expand Product Lines
      We intend to continue to develop new products that are “scalable”, meaning products that continue to meet the changing needs of the user as their business grows. Our products offer a broad range of features and functionality when connected to, or integrated with, digital color and black-and-white copiers, as well as desktop color laser printers and offset presses. Historically, we sold products that supported digital color copiers. We have since expanded our line of color servers to drive a wide range of output devices and developed products that support black-and-white printing systems and copiers. New generations of our products are introduced as we integrate improvements into our designs. Among the products launched in 2004 were the Fiery Q5000, a high performance server designed for color production class engines and digital presses and the Fiery System 6 with advanced controls for Graphic Art Professionals.
      We intend to develop platform enhancements that advance the performance and usability of our servers and embedded controllers and new software applications that provide cohesive, end-to-end solutions for our customers. In 2004 we added PrinterSite Exchange, which provides web-based job submission, ticketing and status tracking as well as integrating with our back-end business management systems to our workflow software products. In addition we released a new version of our OneFlow prepress workflow software and an upgrade to our PrintFlow dynamic scheduling application. PrintSmith 7.0, our print MIS software, was launched in 2004 with a new user interface and additional features to improve its performance. In 2004 we announced the release of Colorproof XF, a server-based proofing solution that scales to the needs of commercial printers of all sizes.
      Our acquisition of ADS in early 2004 added complementary technology to our line up. ADS software automates and optimizes industry-standard processes surrounding service dispatch, field service, help desks, parts replenishment, credit collection and meter billing.

Develop and Expand Relationships with Key Industry Participants
      We have established relationships with leading printer and copier industry companies, including Canon, Fuji-Xerox, Hewlett-Packard, Konica Minolta, Océ, Ricoh, Toshiba and Xerox, who we collectively refer to as our OEM customers. Sales to each of the listed OEM customers accounted for at least 2% of our revenues in 2004 and collectively sales to such OEM customers accounted for over 74% of our revenues in 2004. Additionally, we have established relationships with many leading distribution companies in the office, graphic arts and commercial print industries such as IKON, Danka Business Systems, Kodak Polychrome Graphics, Enovation and others who distribute our products. We seek to establish new relationships and expand our existing relationships with our OEM and distribution partners and other customers in pursuit of the goal of offering our controller and server products as well as our software technology for optimizing the management and creation of documents in a variety of print environments. Our relationships with our OEM customers are based upon business relationships we have established over time. However, our agreements with such OEM customers generally do not require them to make any future purchases from us and our OEM customers are generally free to purchase products from our competitors or build their own and cease purchasing our products at any time, for any reason or no reason.

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
Products and Technology
      Our technologies offer document management tools from creation to print, including high fidelity color and black-and-white Fiery print servers and controllers, production workflow and print management information software solutions for increased performance and cost efficiency and an array of business-critical enterprise solutions. Given the breadth of our product offerings, we believe our products are attractive to a variety of end users, including multimedia authors, advertising agencies, print-for-pay businesses, graphic designers, pre-press providers, commercial printers and small to large businesses.

Server and Controller Solutions
      Our print servers and controllers provide solutions for a broad range of the printing market — from entry level desktop printers to production level digital copiers. Our main server and controller solutions are the Fiery X3e, Fiery X4, Fiery X5, Fiery S300, Fiery S350, Fiery S500, Fiery Q4000, Fiery Q4500, Fiery Q5000, EDOX 4, DocStream 4, Splash G640, Splash G3535 and MicroPress 6.3.

Print Servers
      Print servers permit users of digital copiers to transmit and convert digital data from a computer to a color or black-and-white copier so that the copier can print documents easily, quickly and cost-effectively. As a result, our servers transform digital copiers into fast, high-quality network printers. In addition to servers for digital color and black-and-white copiers, we have leveraged our technology to develop and manufacture other products that support digital printing.
      Since the introduction of the first Fiery color server in 1991, we have expanded our color server product line. During 2004, we focused our development efforts in this area on improvements to our color server products’ performance, features and ease of use and introduced the Fiery Q5000 server. The Q5000, combined with the new Fiery 6 Software and the Fiery Graphic Arts Package, Premium Edition, offers workflow control, color management and variable data printing support for high volume production environments. The EFI MicroPress 6.3 was also launched in 2004, offering expanded engine support and greater workflow efficiency for this digital prepress and workflow management solution. In 2004, we shipped stand-alone color servers for use with color copiers, color inkjet printers and wide-format color printers distributed by Canon, Fuji-Xerox, Konica Minolta, Océ, Ricoh, Toshiba, Ikon Office Solutions, Sharp, Xerox and others. In 2004, we also shipped servers for use with digital black-and-white copiers distributed by Canon, Fuji-Xerox, Konica Minolta, Ricoh and Xerox.

Embedded Controller Solutions
      Unlike our Fiery, EDOX, MicroPress and Splash servers, which are sold as stand-alone products that are connected to copiers and printers, embedded controllers are designed to go inside copiers, desktop printers and multifunctional devices manufactured by our OEM customers. Our OEM customers can manufacture their own controllers using our design and proprietary application specific integrated circuits, or ASICS under our design-licensed model, or purchase the fully manufactured embedded controllers on a turnkey basis from us. Color controllers allow users to print documents directly from their computers to the digital color copier, desktop color laser printers and color multifunctional devices. We have also leveraged our color technology to provide embedded controllers and design-licensed solutions for digital black-and-white copiers and laser printers. Our black-and-white controllers permit users of digital copiers to transmit and convert digital data from a computer to a black-and-white copier or printer to print documents easily, quickly and cost-effectively in enterprise and professional environments. The Fiery X3e, an embedded controller, allows users to efficiently print large quantities of color documents in corporate environments. We also offer a black-and-white version of the Fiery X3e.

Proprietary Features on our Print Servers and Embedded Controllers
      All of our server and controller products incorporate proprietary features. Examples of such features include:

•	EFI Impose — enables electronic document imposition;

•	Continuous Print — allows processed pages to be stored in memory before printing, eliminating the need for the copier or printer to cycle down between unique pages;

•	Fiery NetWise 3.0 — our third generation networking architecture which provides enhanced programmability that helps users build customized printing solutions and provides extensive Internet-based functionality;

•	Fiery ColorWise 3.0 — our third generation color management system which provides greater image quality and calibration;

•	Workflow management architecture — allows for the management and manipulation of digital print jobs, including EFI CommandWorkstation 4.0, Fiery WebTools, EFI Balance and EFI OneFlow — a complete, PDF-based, pre-print workflow system for small and mid-size print shops;

•	Variable Data Printing solutions — providing compatibility with a full range of VDP languages as well as the PPML standard FreeForm and FreeForm 2;

•	Fiery Driver — a unified printing interface that simplifies the printing process;

•	Fiery Link — providing information on print job status and connected Fierys allowing users to monitor the status of any print job, its position in the queue, general information on the Fiery and paper and toner levels from any workstation; and

•	ECT compression — a compression technology, offering definite compression ratios and virtually lossless image quality.
      In addition to such proprietary innovations, we custom design our products to increase productivity. We expect to continue to refine these printing technologies and to develop new printing technologies.

Professional Printing Applications
      In an effort to provide our customers with end-to-end print solutions, we have developed technology that enhances printing workflow and makes printing production more powerful, productive and easier to manage from one centralized user interface. Examples of such technologies include:

•	EFI Workflow: This software includes modules for intelligent job routing, document layout, scanning and cost management. EFI OneFlow software offers graphic arts professionals advanced digital press capabilities in an easy-to-use, cost effective software solution for most major computer-to-plate, computer-to-film, direct imaging, or digital printing environments.

•	Digital StoreFront: In 2004 EFI shipped version 2.0 of Digital StoreFront, an integrated solution that simplifies print job submission and procurement throughout the order and production process. Using an entirely new software architecture, Digital StoreFront 2.0 provides greater scalability, speed, and reliability. IKON, through its global services organization — IKON Enterprise Services — agreed to deploy EFI Digital StoreFront to help production customers maximize productivity, increase customer collaboration and reduce manual steps in document workflow, resulting in faster turnaround times and lower production costs. Ricoh Corporation began offering Digital StoreFront and MicroPress web-to-print and workflow management solutions to users of Ricoh’s Aficio multifunctional printers in 2004.

•	EFI Proofing Solutions with Best Technology: This software allows professional printers to accurately and affordably proof color documents before sending them to an offset printing press. Late in 2004, we launched Colorproof XF, a higly scalable and versatile client/server based proofing solution for commercial printers of all sizes. This new platform provides both an intuitive user interface as well as the most sophisticated proofing tools for graphic arts professionals.

Print Management Information Software Solutions (“PMIS”)
      Our enterprise resource planning and collaborative supply chain software solutions enable printers and print buyers to improve productivity and lower costs.
      Our PMIS products include EFI Hagen OA, Logic, PSI, PrintSmith, PrintFlow and other solutions that improve management information systems for graphic arts and commercial printers of all sizes. These solutions allow printers to optimize the process of cost estimation and job quotes helping to protect their margins while providing competitive bids on print jobs, as well as providing accounting and production management. In 2004, we launched EF Hagen OA version 8.0 with key improvements to the core features of job management, estimating, fulfillment, and the accounts receivable module to increase functionality and flexibility. PrintSmith 7.0 and 7.1 shipped during the year, with an improved user interface, cost tracking, profitability analysis, and decision making along with shop floor data collection system named “Tracker.”
      EFI PrintFlow 4.0 began shipping in 2004, offering improved real-time visibility into the production plan, multiple step scheduling and significant customization features. We also launched version 6 of EFI Prograph that offers powerful, broad planning capabilities including versioning, complex imposition and distribution tools. We also shipped an OS X compliant version of EFI Proteus, a software system that provides publishing professionals the ability to plan, position, view, and set printing press specifications for all advertising and editorial elements of a magazine, newspaper, catalog or other publication.
      In 2004, we added two products to our PrinterSite web ordering line-up: PrinterSite Fulfillment and PrinterSite Exchange. EFI PrinterSite Fulfillment is a web-based, client-facing add-on module for Hagen OA, Logic SQL and PSI print management systems. PrinterSite Fulfillment helps printers streamline inventory management and productivity while offering new value-added online fulfillment ordering services to customers. A web job submission application, EFI PrinterSite Exchange enables printing companies to easily deploy branded storefront web sites to let them transact business with customers over the Internet. We also shipped version 2.0 of EFI PrinterSite Internal in 2004, a print sales force automation system, featuring an entirely redesigned interface and more than 100 new features and enhancements.

Enterprise Solutions
      We also offer solutions for enterprises to improve their productivity and reduce the costs of printing and print servicing.

•	EFI SendMe: Our scan-to solution offers access to a streamlined digital workflow by quickly and easily transforming paper documents into electronic files for instantaneous delivery or simplified storage. We launched our latest version for this popular product in 2004, which is now sold in both the United States and Europe.

•	Automated Dispatch Systems: Our ADS technology, which we acquired in 2004, automates and optimizes industry-standard processes surrounding service dispatch, field service, help desks, parts replenishment, credit collection and meter billing. Use of ADS results in increased first-call effectiveness for technicians, improved dispatcher-to-tech ratios and increased daily tech calls closed among other features.
Significant Relationships
      We have established and continue to build and expand relationships with our OEM customers and other leading copier and printer companies, in order to benefit from their products, distribution channels and marketing resources. These customers include domestic and international manufacturers, distributors and sellers of color and black-and-white digital copiers, wide-format printers and desktop color printers. We work closely with our OEM customers with the aim of developing solutions that incorporate leading technology and that work optimally in conjunction with such companies’ products. The top 9 revenue-generating OEMs or distributors, in alphabetical order, that we sold products to in 2004 were, Canon, Fuji-Xerox, Hewlett-Packard, Ikon Office Solutions, Konica Minolta, Océ, Ricoh, Toshiba and Xerox. Together, sales to Canon, Xerox and Konica Minolta accounted for approximately 61% of our 2004 revenue, with sales to each of these three customers accounting for more than 10% of our revenue. Because sales of our printer and copier-related products constitute a significant portion of our revenues and there are a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues in future periods. Accordingly, if we lose or experience reduced sales to an important OEM customer, we will have difficulty replacing the revenue traditionally generated from such customer with sales to new or existing OEM customers and our revenues will likely decline significantly.
      We customarily enter into development and distribution agreements with our OEM customers. These agreements can be terminated under a range of circumstances and often upon relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that our OEM customers will continue to purchase products from us in the future, despite such agreements. Furthermore, our agreements with our OEM customers generally do not commit such customers to make future purchases from us and they could decline to purchase products from us in the future and could purchase products from our competitors or build the products themselves. We recognize the importance of, and work hard to maintain, our relationships with our customers. However, our relationships with our customers are affected by a number of factors including, among others: competition from other suppliers, competition from internal development efforts by the customers themselves and changes in general economic, competitive or market conditions such as changes in demand for our or the OEM’s products, or fluctuations in currency exchange rates. There can be no assurance that we will continue to maintain or build the relationships we have developed to date. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We face competition from other suppliers as well as our own OEM customers and if we are not able to compete successfully then our business may be harmed.”
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
Distribution and Marketing
      Our primary distribution method for our controller solutions is to sell them to our OEMs. Our OEMs in turn sell these products to OEM-affiliated and independent distributors/dealers/resellers and end-users for use with the OEMs’ copiers or printers as part of an integrated printing system. For Fiery embedded controller solutions, our primary distribution method has been to sell the products to the OEMs that embed the products into their copiers and printers. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — We rely on sales to a relatively small number of OEM customers and the loss of any of these customers could substantially decrease our revenues.”
      Our primary distribution method for our EDOX, DocStream and MicroPress servers, our EFI Proofing Solutions and our EFI Workflow software products is to sell them directly to our authorized distributors/dealers/resellers who in turn sell the solutions to end users either in a stand alone form or bundled with other solutions they offer. Primary customers with whom we have established distribution agreements include Kodak Polychrome Graphics, Enovation, Heidelberg, Screen USA, Pitman, Presstek and others. There can be no assurance that we will continue to successfully distribute our products through these channels. Our Print Management Information Solutions are primarily sold directly to the end user by EFI’s own sales force. Any interruption of the distribution methods could negatively impact us in the future.
      We promote all of our products through public relations, direct mail, advertising, promotional material, trade shows and ongoing customer communication programs.
Research and Development
      Research and development costs for 2004, 2003 and 2002 were $111.1 million, $96.7 million and $90.0 million, respectively. As of December 31, 2004, 725 of our 1,424 full-time employees were involved in research and development. We believe that development of new products and enhancement of existing products are essential to our continued success and management intends to continue to devote substantial resources to research and new product development. We expect to make significant expenditures to support our research and development programs for the foreseeable future.
      We are developing products to support additional color and black-and-white printing devices including desktop printers, high-end color copiers, digital black-and-white copiers and multifunctional devices. This ongoing development work includes a multiprocessor architecture for high-end systems and lower-cost designs for desktop color laser printers. We are also developing new software applications designed to maximize workflow efficiencies and to meet the needs of the graphic arts and commercial print professional, including proofing solutions and print management information systems solutions. We also expect to continue to enhance functionality of our other product lines, including our enterprise solutions. See “— Growth and Expansion Strategies — Proliferate and Expand Product Lines.” Substantial additional work and expense will be required to complete and bring to market each of the products currently being developed by us See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Could Adversely Affect Performance — If we are unable to develop new products, or execute product introductions on a timely basis, our future revenue and operating results may be harmed.”

Manufacturing
      We utilize sub-contractors to manufacture our products. These sub-contractors work closely with us to promote low costs and high quality in the manufacture of our products. Sub-contractors purchase components needed for our products from third parties. We are completely dependent on the ability of our sub-contractors to produce products sold by us and although we supervise our sub-contractors, there can be no assurance that such sub-contractors will perform efficiently or effectively. A high concentration of our products is manufactured at a single sub-contractor location, Sanmina-SCI in Colorado. Should Sanmina-SCI experience any inability or unwillingness to manufacture or deliver product from this location our business, financial condition and operations could be harmed. Since we do not maintain long-term agreements with our sub-contractors, any of our sub-contractors could enter into agreements with our competitors that might restrict or prohibit such sub-contractors from manufacturing our products or could otherwise lead to an inability of such sub-contractor from filling our orders in a timely manner.
      A significant number of the components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components. We depend largely on the following sole and limited source suppliers for our components and manufacturing services:

Supplier	Components

Intel	Central processing units, or CPUs; chip sets
Toshiba	ASICs
LSI	ASICs
Texas Instruments	Digital signal processors, or DSPs
Sanmina-SCI	Contract manufacturing
Transmeta	CPUs
      We do not maintain long-term agreements with any of our suppliers of components and conduct our business with such suppliers solely on a purchase order basis. If any of our sole or limited source suppliers were unwilling or unable to supply us with the components for which we rely on them, we may be unable to continue manufacturing our products utilizing such components.
      The absence of agreements with our suppliers also subjects us to fluctuations in pricing, a factor we believe is partially offset by the fact that our suppliers benefit from selling as many components to us as possible. Many of our components are similar to those used in personal computers, and the demand and price fluctuations of personal computer components could affect our component costs. Because the purchase of key components involves long lead times, in the event of unanticipated volatility in demand for our products, we may be unable to manufacture certain products in a quantity sufficient to meet end user demand, or we may hold excess quantities of inventory. We maintain an inventory of components for which we are dependent upon sole or limited source suppliers and of components with prices that fluctuate significantly. We cannot assure you that at any given time we will have sufficient inventory to enable us to meet demand which would harm our financial results. Our inventory has represented less than 1% of our total assets and less than 2% of our total revenue for the last two years.
Human Resources
      As of December 31, 2004, we employed 1,424 full-time individuals. Of the 1,424 total employees, approximately 328 were in sales and marketing, 166 were in management and administration, 205 were in manufacturing and 725 were in research and development. Of the total number of employees, we had approximately 1,151 employees located in U.S. and Canadian offices and 273 employees located in international offices including employees based in the United Kingdom, The Netherlands, Germany, Japan, France, Italy, Spain, Australia, Korea, Singapore, Brazil, Mexico, Sweden, India, China and Hong Kong. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. However, there can be no assurance that collective bargaining, work stoppage or other employment related issues will not arise.

Competition
      Competition in our markets is intense and involves rapidly changing technologies and frequent new product introductions. To maintain and improve our competitive position, we must continue to develop and introduce on a timely and cost-effective basis new products and features that keep pace with the evolving needs of our customers. The principal competitive factors affecting the markets for our controller solutions include, among others, customer service and support, product reputation, quality, performance, price and product features such as functionality, scalability, ability to interface with OEM products and ease of use. We believe we have generally competed effectively in the past against product offerings of our competitors on the basis of such factors. However, there can be no assurance that we will continue to be able to compete effectively in the future based on these or any other competitive factors.
      We currently have two main product categories that support color and black-and-white printing: (i) stand-alone print servers which are connected to digital copiers and other peripheral devices and (ii) embedded and design-licensed solutions which are used in digital copiers, desktop laser printers and multifunctional devices. Our primary competitor for the stand-alone color servers is Creo although Creo currently only sells to a single OEM, Xerox, while EFI serves many industry leaders. Our OEM customers themselves, as well as Peerless and Zoran Corporation, are the principal competitors for the embedded and design-licensed color solutions. Our digital black-and-white solutions face competition from Peerless and our OEM customers. Additionally, our OEM customers and other copier and printer manufacturers offer internally developed server products or incorporate internally developed embedded solutions or server features into their copiers and printers, thereby eliminating the need for our products. Our market position vis-a-vis internally-developed controllers is small. We are, however, the largest third party controller vendor. We believe that our advantages include our continuously advancing technology, time-to-market, brand recognition, end-user loyalty, sizable installed base, number of products supported, price and market knowledge. A significant disadvantage is our lack of control of the distribution channels. We do, however, provide a variety of features as well as a unique “look and feel” to our OEMs products to differentiate their products from those of their competitors.
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
Intellectual Property Rights
      We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our intellectual property rights, all of which afford only limited protection. As of December 31, 2004, we had 132 issued U.S. patents, 84 pending U.S. patent applications and various foreign counterpart patents and applications. There can be no assurance that patents will issue from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. Our issued U.S. patents expire between December 11, 2005 and November 4, 2022. Our failure to obtain or maintain patent protection may make it easier for our competitors to offer equivalent or superior technology. In addition, third parties may independently develop similar technology without misappropriation of our trade secrets or breach of other proprietary rights. Any failure by us to take all necessary steps to protect our trade secrets or other intellectual property rights and failure to enforce these rights may have a material adverse effect on our ability to compete in our markets.

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
      Our principal offices are located at 303 Velocity Way, Foster City, California on approximately 35 acres of land which we own. The corporate headquarters facility, which we lease, includes approximately 295,000 square feet completed in 1999 and 165,000 square feet of additional facilities completed in 2001. In January 2001 we purchased facilities with approximately 44,000 square feet in Minneapolis, Minnesota. In addition to the Foster City and Minneapolis facilities, we have leased facilities in Parsippany, New Jersey; Vancouver, Washington; Pittsburgh, Pennsylvania; Lebanon, New Hampshire; Phoenix, Arizona; Ratigen, Germany; Bangalore, India and Amsterdam, The Netherlands. We also lease a number of domestic and international sales offices. For additional information on our lease obligations see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
      We believe that our facilities, in general, are adequate for our present and currently foreseeable future needs.

Item 3:	Legal Proceedings.
      Over the past several years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that we buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue us and our customers for allegedly infringing his soon to be issued patent and for allegedly misappropriating his alleged trade secrets. We believe Mr. Coyle’s claims are baseless and completely without merit. Therefore, on December 11, 2001, we filed a declaratory relief action in the United States District

Court for the Northern District of California, asking the Court to declare that we and our customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor have we infringed any alleged patent or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through our sale of Fiery, Splash or EDOX print controllers. We also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against us, our suppliers, vendors, customers and users of our products for breach of contract and misappropriation of trade secrets. On March  26, 2002, the Northern District of California Court dismissed our complaint citing the Court’s lack of jurisdiction over Mr. Coyle. We appealed the Court’s dismissal to the Court of Appeals for the Federal Circuit in Washington D.C., who reversed the dismissal of our case and remanded it back to the Northern District of California Court. Mr. Coyle and Kolbet Labs subsequently moved to dismiss our complaint under the Declaratory Judgment Act. The Court granted dismissal on February 17, 2004. We again appealed to the Federal Circuit, which again reversed and remanded the case on January 5, 2005 finding that our declaratory action comported with the Declaratory Judgment Act. The Federal Circuit further noted that the Declaratory Judgment Act was indeed intended for the very situation we faced. Meanwhile, on February 17, 2004, we filed a second declaratory relief action in the Northern District of California against Mr. Coyle and Kolbet Labs. In light of the Federal Circuit’s decision to remand the original action, we dismissed this second action voluntarily and are now pursuing all of our claims in the original action.
      On February 26, 2002, Mr. Coyle’s company, J&L Electronics, filed a complaint against us in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. We denied all of the allegations and believed this lawsuit to be without merit. On March 28, 2003, the Federal District Judge dismissed the complaint for lack of jurisdiction over us. J&L Electronics appealed the dismissal to the Court of Appeals for the Federal Circuit. On February 9, 2004, the Court of Appeals for the Federal Circuit affirmed the dismissal of J&L Electronics’ complaint. J&L appealed to the U.S. Supreme Court who denied their petition on January 12, 2004. Although Mr. Coyle lost both of his appeals in the Nevada action, he caused J&L Electronics to initiate yet another legal action, this time in Arizona.
      On May 3, 2004, J&L Electronics, filed a complaint against us in the United States District Court for the District of Arizona alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. We moved to have that legal action dismissed or transferred to California. On January 19, 2005, the Arizona court ordered the action transferred to the United States Court for the District of Northern California. We intend to move the court to combine our original action with the now-transferred Arizona action. We believe that the claims in the transferred Arizona action are without merit and plan to vigorously pursue dismissal of these claims in the consolidated action.
      On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., now our wholly owned subsidiary and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. We acquired Printcafe in October 2003. On June 28, 2004, an amended complaint was filed in the action adding additional Printcafe directors as defendants. While we believe this lawsuit is without merit, the parties have reached an agreement in principle to fully and finally resolve this litigation, subject to the Court’s approval of the proposed class action settlement. We anticipate executing a written Stipulation and Settlement Agreement and jointly moving for the Court’s preliminary approval of the settlement with the next 90 days. If preliminarily approved by the Court a final fairness hearing will be scheduled accordingly.
      Because of the uncertainties related to both the amount and range of loss on the pending litigation matters, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. However, we have reserved the minimum amount that we could be expected to pay under the two cases discussed above. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on our business, results of operations financial condition and cash flow.

      In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business.

Item 4:	Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock was first traded on the Nasdaq National Market under the symbol EFII on October 2, 1992. The table below lists the high and low sales price during each quarter the stock was traded in 2004 and 2003.

	2004				2003

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

High	$28.81	$28.57	$28.26	$18.92	$18.19	$22.20	$25.30	$28.10
Low	23.70	23.06	15.00	15.91	15.31	17.11	17.11	23.28
      As of February 3, 2005, there were 239 stockholders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Purchases of Equity Securities
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

	(In thousands, except per share amounts)
October 1-31, 2004	—	—	—	$98,937
November 1-30, 2004	—	—	—	$98,937
December 1-31, 2004	—	—	—	$98,937

Total	—	—	—

(1)	On August 26, 2004 we announced that our Board of Directors had approved $100.0 million for the repurchase of our outstanding common stock during the next twelve months. We began repurchasing shares under this program in August 2004 and as of December 31, 2004 we had repurchased 53,061 shares. Our buy back program is limited by SEC regulations and by trading windows set by Company policy.

Item 6:	Selected Financial Data.
      The following table summarizes selected consolidated financial data as of and for the five years ended December 31, 2004. This information should be read in conjunction with the audited consolidated financial statements and related notes thereto.

	As of and For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Operations
Revenue	$394,604	$379,587	$350,185	$517,608	$588,449
Cost of revenue	138,382	148,054	167,685	282,113	311,152

Gross profit	256,222	231,533	182,500	235,495	277,297
Operating expenses
Research and development	111,134	96,697	89,973	98,116	94,097
Sales and marketing	74,711	61,597	50,624	56,767	64,526
General and administrative	27,264	21,690	21,778	25,456	24,784
Real estate related charges	14,394	—	—	—	—
Amortization of goodwill and identifiable intangibles and other acquisition-related charges(1),(2)	14,690	19,670	4,391	12,255	23,621

Total operating expenses	242,193	199,654	166,766	192,594	207,028
Income from operations	14,029	31,879	15,734	42,901	70,269
Interest and other income	12,779	11,489	11,540	17,661	21,930
Interest expense	(5,632)	(2,886)	(54)	(190)	(380)
Litigation settlement income (charges), net	58	2,408	(4,409)	—	—
Gain on sale of product line	2,994	—	—	—	—
Loss on equity investment	—	(1,562)	—	—	—

Total interest and other income, net	10,199	9,449	7,077	17,471	21,550

Income before income taxes	24,228	41,328	22,811	60,372	91,819
Benefit from (provision for) income taxes	13,791	(14,820)	(6,843)	(21,432)	(37,461)

Net income	$38,019	$26,508	$15,968	$38,940	$54,358

Earnings per share
Net income per basic common share(3)	$0.71	$0.49	$0.29	$0.73	$0.99

Net income per diluted common share(3),(5)	$0.64	$0.47	$0.29	$0.71	$0.97

Shares used in computing net income per basic common share(3)	53,898	53,789	54,256	53,468	54,649
Shares used in computing net income per diluted common share(3),(5)	63,996	60,138	54,852	54,605	55,983
Financial Position
Cash, cash equivalents and short-term investments	$659,559	$624,112	$498,370	$451,207	$353,603
Working capital	618,056	665,193	470,054	438,020	389,917
Long-term obligations, less current portion(4)	240,000	240,236	278	331	3,140
Total assets	1,017,877	1,013,661	727,106	702,987	654,390
Stockholders’ equity	$667,560	$654,813	$634,067	$606,567	$545,316
Ratios and Benchmarks (unaudited)
Current ratio	6.6	6.6	6.1	5.6	4.7
Inventory turns	22.2	23.1	24.3	15.5	16.0
Full-time employees	1,424	1,382	927	917	895
Days Sales Outstanding (DSO)	45.6	44.5	41.9	46.0	49.3

(1)	We expensed in-process research and development costs of $1.0 million, $13.2 million and $20.3 million in the years ended December 31, 2004, 2003 and 2000, respectively. See Note 3 of Notes to Consolidated Financial Statements.

(2)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires among other things, the discontinuance of goodwill amortization and provisions for the reclassification of certain existing recognized intangibles to goodwill. Upon the adoption of SFAS 142, we ceased amortizing goodwill and reclassified net intangibles and deferred tax liabilities relating to acquired workforce totaling $0.9 million to goodwill.

(3)	See Note 1 of Notes to Consolidated Financial Statements.

(4)	In June 2003 we issued $240.0 million of 1.50% Senior Convertible Debt. See Note 7 of Notes to Consolidated Financial Statements.

(5)	In accordance with EITF 04-08, we have included 9,084 shares of common stock contingently issuable under our 1.50% Senior Convertible Debentures in our fully diluted shares for 2003 and 2004. The previously reported earnings per fully diluted share for the year ended 2003 was $0.48 and the fully diluted shares for 2003 were 54,839.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10K.
      All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. For a discussion of the factors that could impact our results, readers are referred to the section below entitled “Factors that Could Adversely Affect Performance. ‘”
Overview
      In 2004, we were able to post an additional four quarters of increased gross margins, due to the favorable impact of increased sales of our software products. The last quarter marked the 16th consecutive quarter of improvement in gross margins. While we expect that our gross margins will stay near the current level, our gross margins are subject to volatility due to product mix.
      The year started out with strong sales with each of the first two quarters providing increased revenues from the same two quarters in 2003. However, during the third quarter and continuing through the fourth quarter, our revenues declined. The decline was due to several factors — the delayed introduction of the latest version of ColorProof, the softness in sales to one of our OEM customers, the pushing out of a number of scheduled OEM product launches, the lack of new engine (copier/printer) introductions and a continued weakness in production class and mid-range devices. We saw organic growth (revenue in excess of amounts reported in previous period, whether by acquirer or acquiree) in our Professional Printing Applications for both our internally developed products and the products acquired from Printcafe last year. In our Embedded Products category we continued to see a shift from our embedded products to our design-licensed solutions.
      We anticipate that our OEM customers will introduce several mid-range to high-end engines in the second half of 2005 and the first half of 2006 from which we should benefit. We are slowly gaining market share in the ultra high-end production market and hope to increase our competitiveness in the lower-end office printer & copier market by offering more office-centric feature sets.
      Our operating expenses grew from 52% of revenue in 2003 to 58% of revenue in 2004, excluding the charges we expensed related to our real estate and synthetic leases. The increased expenses were the result of increased headcount to support our expanding product lines, increased promotional costs and increased accounting and legal fees. The increased accounting fees are related to compliance with the Sarbanes Oxley Act of 2002 and the legal fees relate to litigation support.

      In December we announced that we would cut expenses in underperforming areas. In January 2005 we reduced our headcount by about 5%.
Critical Accounting Policies
      The preparation of the consolidated financial statements, which are the basis of the following discussion and analysis, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, purchase commitments, revenue recognition and contingencies. The estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      The following are believed to be our critical accounting policies and estimates:

•	revenue recognition;

•	estimating allowance for doubtful accounts, inventory allowances and other allowances;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill;

•	business combinations and

•	determining functional currencies for the purposes of consolidating our international operations.
      Revenue recognition. We derive our revenue primarily from product revenue, which primarily includes servers, controllers, and design-licensed solutions (“hardware”), and software and royalties. We also receive services and support revenue from software license maintenance agreements, customer support and training and consulting. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences could result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.
      We apply the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions, to all transactions involving the sale of software products and hardware transactions where the software is not incidental.
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
      We license our software under perpetual licenses. Revenue from software consists of software licensing and post-contract customer support and professional consulting. Revenue is allocated to the support elements of an agreement using vendor specific objective evidence of fair value (“VSOE”) and to the software license portion of the agreements using the residual method. VSOE is determined based on the price charged when the element is sold separately or for post contract customer support based on substantative renewal rates. Revenue allocated to software licenses is recognized when the following four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue allocated to post-contract support is recognized ratably over the term of the support contract (typically one to two years), assuming the four basic criteria are met. We also have subscription arrangements where the customer pays a fixed fee and receives services over a period of time. We recognize revenue from the subscriptions ratably over the service period. Any upfront setup fees associated with our subscription arrangements are recognized ratably, generally over one year.
      Allowance for doubtful accounts, inventory allowances and other allowances and accruals. To determine the need for an allowance for doubtful accounts, management must make estimates of the collectibility of our accounts receivables. To do so, management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $41.1 million, net of allowance for doubtful accounts and sales returns of $3.1 million as of December 31, 2004.
      Similarly, management must make estimates of potential future inventory obsolescence and purchase commitments to measure the need for inventory allowances. Management analyzes current economic trends, changes in customer demand and the acceptance of our products when evaluating the adequacy of such allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of our income for any period if management made different judgments or utilized different estimates. Our inventory balance was $5.5 million, net of allowance of $5.6 million as of December 31, 2004.
      We have from time to time set up allowances or accruals for uncertainties related to revenues, for potential unfavorable litigation outcomes and for potential unfavorable outcomes from disputes with customers or vendors. Management bases its estimates for the allowances or accruals on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.
      Accounting for income taxes. In preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure and the temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we believe that recovery of these deferred assets is not likely, we must establish a valuation allowance. To the extent we either establish or increase a valuation allowance in a period, we must include an expense within the tax provision in the statement of income.
      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have maintained a valuation allowance of $2.0 million as of December 31, 2004 for foreign tax credits resulting from the 2003 acquisition of Best. If actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance that could materially impact our financial position and results of operations.
      Net deferred tax assets as of December 31, 2004 were $51.9 million.
      Effective in the third quarter of 2004, we have elected to permanently reinvest unremitted earnings of certain foreign subsidiaries. As of December 31, 2004, we have permanently reinvested $33.8 million of unremitted earnings. Should these earnings be remitted to the U.S., the tax on these earnings would be approximately $3.3 million.
      Valuation of long-lived and intangible assets and goodwill. In 2002 we adopted SFAS 142, “Goodwill and Other Intangible Assets.” In lieu of amortization, we are required to perform an annual impairment review of our goodwill. We completed our annual review in the third quarter of 2004, based upon July 1, 2004 balances, with no impairment of goodwill indicated as a result of the review. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the life of the asset may need to be revised. Factors we consider important which could trigger an impairment review include the following:

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.
      When we determine that the carrying value of goodwill, intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, goodwill and long-lived assets amounted to $114.6 million as of December 31, 2004. No adjustments to the lives of the other intangible assets have been made since the adoption of SFAS 142.
      Business combinations. We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. We engage independent third-party appraisal firms to assist in determining the fair values of intangible assets acquired. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.
      Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows ; acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumption, estimates or other actual results.
      Other estimates associated with the accounting for acquisitions include severance costs and the costs of vacating duplicate facilities. These costs are based upon estimates made by management and are subject to refinement. To estimate these costs, we utilize assumptions of the number of employees that will involuntarily terminate employment and of future costs to operate and eventually vacate duplicate facilities. Estimated costs may change as additional information becomes available regarding the assets acquired and liabilities assumed and as management continues its assessment of the pre-merger operations.
      Our financial projections may ultimately prove to be inaccurate and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as projected.
      Determining functional currencies for the purpose of consolidating our international operations. We have several foreign subsidiaries which together account for approximately 34% of our net revenues, approximately 9% of our total assets and approximately 10% of our total liabilities as of December 31, 2004.
      Based on our assessment of the factors discussed below, we consider the United States dollar to be the functional currency for each of our international subsidiaries except for our Japanese subsidiary, EFI KK, for which we consider the Japanese yen to be the subsidiary’s functional currency and one of our German subsidiaries, Best GmbH, for which we consider the euro to be the subsidiary’s functional currency.

      In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance, are either included within the statement of income or as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.”
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
Results of Operations
      The following tables set forth items in our consolidated statements of income as a percentage of total revenue for 2004, 2003 and 2002 and the year-to-year percentage change from 2004 over 2003 and from 2003 over 2002, respectively. These operating results are not necessarily indicative of results for any future period.

				% Change
	Years Ended
	December 31,			2004	2003
				over	over
	2004	2003	2002	2003	2002

	%	%	%	%	%

Revenue	100	100	100	4	8
Cost of revenue	35	39	48	(7)	(12)

Gross profit	65	61	52	11	27
Research and development	28	25	26	15	7
Sales and marketing	19	16	14	21	22
General and administrative	7	6	6	26	—
Real estate related charges	3	—	—	nm	nm
Amortization of identifiable intangibles and other acquisition-related charges	4	5	1	(25)	348

Total operating expenses	61	52	47	21	20

Income from operations	4	9	5	(56)	103
Interest and other income	3	3	3	11	—
Interest expense	(1)	(1)	—	95	nm
Gain on sale of product line	1	—	—	nm	nm
Litigation settlement income (charges), net	—	1	(1)	(98)	155
Loss on equity investment	—	(1)	—	100	nm

Total interest and other income, net	3	2	2	8	34

Income before income taxes	7	11	7	(41)	81
Benefit from (provision for) income taxes	3	(4)	(2)	(193)	117

Net income	10	7	5	43	66

nm = not meaningful

Revenue
      Our revenue in 2004 was principally derived from three major categories. The first category was made up of stand-alone servers which connect digital copiers with computer networks. This category included the Fiery, Splash, Edox, and MicroPress products. The second category consisted of embedded desktop controllers, bundled solutions, design-licensed solutions and software RIPs primarily designed for the office market. The third category consisted of software technology centered around printing workflow, proofing and web submission and job tracking tools. Miscellaneous revenue consisted of spares, engineering services and enterprise solutions, which individually are an insignificant part of the total 2004 revenue.
      The following is a break-down of revenue by category in dollars and volumes as a percentage of total units shipped.

							% Change
	Years Ended December 31,
							2004	2003
							Over	Over
	2004		2003		2002		2003	2002

Revenue	$	%	$	%	$	%	%	%

Servers	$170,943	43	$178,948	47	$185,806	53	(5)	(4)
Embedded Products	121,890	31	139,936	37	122,408	35	(13)	14
Professional Printing Applications	68,484	17	21,782	6	3,970	1	214	449
Miscellaneous	33,287	9	38,921	10	38,001	11	(15)	2

Total Revenue	$394,604	100	$379,587	100	$350,185	100	4	8

	Years Ended
	December 31,

	2004	2003	2002

Volume	%	%	%

Servers	24	20	23
Embedded Products	75	75	70
Professional Printing Applications(1)	—	—	—
Miscellaneous	1	5	7

Total Volume	100	100	100

(1)	There are no volumes associated with the Professional Printing Applications revenues.
      Revenue was $394.6 million in 2004, compared to $379.6 million in 2003 and $350.2 million in 2002, which resulted in a 4% increase in 2004 versus 2003 and an 8% increase in 2003 compared to 2002. In 2004, the net increase in revenues can be broken down into a $6.6 million increase from our 2004 acquisitions, a $41.6 million increase from the full year impact of the 2003 acquisitions, excluding Best GmbH which experienced a $1.7 million increase, a $7.8 million increase from non-acquisition related professional printing applications and a $42.8 million decrease in the servers, embedded and miscellaneous categories. The major factor contributing to the overall higher revenue in 2003 over 2002 was an increase in the professional printing applications of $17.8 million, primarily due to acquisitions, and an increase in our embedded category of $17.5 million. Those increases were offset with a decrease in server sales of $6.9 million.
      In our server category, the decrease in 2004 over 2003 of $8.0 million was due to a combination of reduced volumes, partially offset by a 1.5% increase in the average selling price. Our high-end and mid-range servers showed a minimal increase in the average selling price, while the average selling price of our low-end and black-and-white servers were stable. The server category has been impacted by the delay of a server for an existing OEM customer, who delayed the launch of their product until 2005 and the softness in one of our OEM’s high-end business. There were a very small number of new copier engines introduced by our OEM customers in 2004, and this contributed to our lower server shipments. We expect our OEM customers to launch new products in 2005 from which we should benefit, although we cannot guarantee increased shipments. The decrease in revenue in 2003 for servers when compared to 2002 was due to decreased shipments in our high-end and mid-range color servers, partially offset by increased shipments of our low-end servers.
      During 2004 we experienced downward pressure on unit volumes and revenues in the embedded category as products launched in 2003 by our OEM customers have started to age in the marketplace and end-user customers began to anticipate new product launches scheduled throughout 2005. While overall shipments in this category declined, there was an increase in the number of design-licensed units sold, reflecting the movement from our embedded units by our OEM customers to allow them to offer more features on their products, while maintaining price levels with prior products. The design-licensed solutions sell for a lower unit price, putting pressure on our revenue levels, but have a higher gross margin, thereby contributing more per unit to our earnings. The new product launches in 2003 account for the increase in revenues when comparing 2003 to 2002. In 2005, we expect continued softness in this category until late in the year when incremental products are launched by our OEM partners.
      With the acquisition of Printcafe in 2003 we introduced a new product category, Professional Printing Applications. Within this category are the products we acquired from Printcafe and Best GmbH as well as certain software products that were developed by EFI to enhance our server products, such as our Graphic Arts Package and products to optimize the workflow in printshops such as Oneflow and Balance. We experienced a steady growth in this category with all of the products in this category showing organic growth of approximately 33% in revenue in 2004 compared to 2003. The software applications in this category generate higher margins, favorably impacting our margins. Although we do not expect to repeat the 33% growth rate in 2005, we continue to see strong market acceptance of these products and we believe we will experience further incremental growth.
      The miscellaneous category of revenue consists of individually insignificant items in our product portfolio, as well as spares. The decrease in volume when comparing 2004 to 2003 in this category was attributable to the sale of our EBeam technology in 2003. The remaining volume in 2004 comes from our DocSend product.
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
      Shipments by geographic area for the years ended December 31, 2004, 2003 and 2002 were as follows:

							% Change
	Years Ended December 31,
							2004	2003
							over	over
	2004		2003		2002		2003	2002

	$	%	$	%	$	%	%	%

	(In thousands)
North America	$217,069	55	$192,326	51	$184,891	53	13	4
Europe	105,168	27	113,914	30	108,978	31	(8)	5
Japan	56,799	14	57,231	15	38,541	11	(1)	49
Rest of World	15,568	4	16,116	4	17,775	5	(3)	(9)

Total	$394,604	100	$379,587	100	$350,185	100	4	8

      The products in the Professional Printing Applications category, most of which were acquired in late 2003, fueled the increase in revenue in North America from 2004 to 2003. In Europe, the weakened US dollar resulted in a decrease in revenues from 2003 to 2004. In addition some of the sales in the Americas, Europe and Rest of World shifted to Japan as our OEM customers purchased our design-licensed solutions in Japan, and then sold them to their customers.

      New server products, as well as the revenues from our 2003 acquisitions, generated the increase in revenue in both North America and Europe when comparing 2003 to 2002. The increase in Japan in 2003 over 2002 is due to the higher number of design-licensed solutions as those products are shipped to Japan for manufacturing and then redistributed around the world.
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
      Substantially all of the revenue for 2002 and 2003 and the majority of the revenue for 2004 was attributable to sales of products through our OEM channels with such customers as Canon, Epson, Fuji-Xerox, IBM, Hewlett-Packard, Kodak/ Danka Business Systems, Konica Minolta, Océ, Ricoh, Sharp, Toshiba, Xerox and others. The customers that individually accounted for more than 10% of our revenues were Canon, Konica Minolta (Minolta only, in 2002) and Xerox. Together these customers accounted for 61% of our revenues in 2004, 72% in 2003 and 67% in 2002. The decrease to 61% from 72% is the result of our increased software sales, which are sold to more customers than our traditional server business. However, in the event that any of the OEM relationships are scaled back or discontinued, we could still experience a significant adverse impact on our financial condition and results of operations. In addition, no assurance can be given that our relationships with these OEM customers will continue.
      We continue to work on the development of products utilizing our proprietary architecture and other products and intend to continue to introduce new generations of server and controller products and other new product lines with current and new OEMs in 2005 and beyond. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.

Gross Margins
      Our gross margins were 65%, 61% and 52% for 2004, 2003 and 2002, respectively. The 400 basis point increase in gross margin from 2003 to 2004 resulted primarily from (1) an increase in software sales compared to the prior year principally due to our 2003 acquisitions and (2) the migration of embedded controller sales to design-license sales for certain of our products. The 900 basis point increase in gross margin from 52% to 61% from 2002 to 2003 was due to the introduction of additional digital printing engines for the commercial print markets, the conversion of more new office products to the design-licensed model and increased software sales, including the products from our 2003 acquisitions. We cannot predict the impact of each of these, or other factors, on future gross margin results.
      Our print servers as well as our embedded desktop controllers are manufactured by third-party manufacturers who purchase most of the necessary components. If our third-party manufacturers cannot obtain the necessary components at favorable prices we could experience an increase in our product costs. We do purchase certain parts directly, including processors, memory, certain ASICs and software licensed from various sources, including PostScript® interpreter software, which we license from Adobe Systems, Inc.
      In general, we believe that the current gross margin levels are sustainable if our product mix remains stable. If our product mix changes significantly, our gross margins will fluctuate. In addition, gross margins can be impacted by a variety of other factors. These factors include the market prices that can be achieved on our current and future products, the availability and pricing of key components (including DRAM, Processors and PostScript® interpreter software), third party manufacturing costs, product, channel and geographic mix, the success of our product transitions and new products, competition and general economic conditions in the United States and abroad. Consequently, gross margins may fluctuate from period to period. In addition to the factors affecting revenue described above, if we are pressured to reduce prices, gross margins for our products could be lower.

Operating Expenses
      Operating expenses increased by 21% in 2004 over 2003 and increased by 20% in 2003 over 2002. Operating expenses as a percentage of revenue amounted to 61%, 52% and 47% for 2004, 2003 and 2002, respectively. Of the $42.5 million increase in 2004 compared to 2003, the largest increase came from the acquisitions made in 2003 and 2004 with the next largest amount coming from the $14.4 million real estate related charges. Less significant additional increases were from increased payroll expenses, additional trade show expenses, accounting and consulting fees related to compliance with the Sarbanes-Oxley Act of 2002, or SOX and additional legal costs offset with a decrease of $5.0 million related to the amortization of identified intangibles and other acquisition-related charges. We are unable to clearly define the costs associated with our 2003 and 2004 acquisitions as the acquired companies were merged into our existing operations and not maintained as stand alone businesses. The acquisition of three companies in 2003 accounted for nearly the entire increase between 2003 and 2002 before the amortization of identifiable intangibles and other acquisition-related charges. In an effort to improve our profitability we made reductions in our workforce in January 2005 and expect that the full effect of those reductions will be reflected in our earnings in the second quarter of 2005.
      The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel-related and facility expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $111.1 million or 28% of revenue in 2004 compared to $96.7 million or 25% of revenue in 2003 and $90.0 million or 26% of revenue in 2002. Our 2003 acquisitions on an annualized basis account for the majority of the $14.4 million increase in research and development expenses in 2004 when compared to 2003, while our 2004 acquisition accounted for a small additional amount. As the acquired companies were not maintained as stand-alone businesses, the amounts in 2004 attributed to acquisitions cannot be accurately determined. Of the $6.7 million or 7% increase in absolute dollars from 2002 to 2003, the majority is attributable to the increased head count from our 2003 acquisition of three companies. The remaining increase came from increased payroll costs. We believe that the development of new products and the enhancement of existing products are essential to our continued success and intend to continue to devote substantial resources to research and product development efforts. We expect that our research and development expenses may increase in absolute dollars and also as a percentage of revenue, even though we have reduced our research and development staff in early 2005 as part of our announced reduction in workforce. As part of our cost containment practices, we review all projects on a periodic basis for estimated return on investment. Those projects that do not meet certain criteria are changed or halted.

Sales and Marketing

Sales and marketing expenses include personnel-related expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for 2004 were $74.7 million or 19% of revenue compared to $61.6 million or 16% of revenue in 2003 and $50.6 million or 14% of revenue in 2002. We estimate the increase from 2003 to 2004 related to 2003 acqusitions on an annualized basis was over half of the total increase with the increase related to our 2004 acquisition contributing a small additional amount. The remaining increase in sales and marketing expenses in 2004 primarily came from our participation in drupa, a leading print industry exposition which occurs every four years, our sponsorship of Connect, the annual conference for users of our Print MIS software, and our participation in other trade shows. Included in the increases are the effects of the weakening US dollar, which has led to higher US dollar costs for our international sales offices. While costs in the local currency have generally remained constant, during 2004 the translated US dollar costs have increased. Our acquisitions in 2003 led to increased head count in the sales and marketing group and accounted for over half of the increase in sales and marketing expenses in 2003. The remaining increase in sales and marketing expenses in 2003 came from salary increases and increased participation in trade shows, offset by decreased facility costs.

We expect that our sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as we continue to actively promote our products, launch new products and services, and continue to build our sales and marketing organization, particularly in Europe and Asia Pacific, and as we grow our software solutions and other new product lines which require greater sales and marketing support from us. We also expect that if the US dollar remains volatile against the euro or other currencies, sales and marketing expenses reported in US dollars could fluctuate. Approximately 43% of our sales and marketing expenses are from our foreign offices.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $27.3 million or 7% of revenue in 2004, compared to $21.7 million or 6% of revenue in 2003 and $21.8 million or 6% of revenue in 2002. The increase in general and administrative expenses between 2003 and 2004 principally consists of from the impact of our 2003 acquistions on an annualized basis, increased costs of $1.4 million associated with complying with new regulations related to SOX, and increased legal costs related to various litigation matters. The relatively flat general and administrative expenses between 2002 and 2003 are the result of decreased facility costs offset with an increase in payroll costs and the addition of general and administrative expenses related to our 2003 acquisitions. We expect that our general and administrative expenses will increase in absolute dollars and as a percentage of revenue due to additional costs that will be incurred for compliance with SOX, and in order to support our efforts to grow our business in future periods. We also expect that if the US dollar remains volatile against the euro or other currencies, general and administrative expenses reported in US dollars could fluctuate. Approximately 9% of our general and administrative expenses are from our foreign offices.

Real Estate Related Charges

We expensed $14.4 million related to our real estate in 2004. A valuation of the building located at 301 Velocity Way was completed in 2004 as part of our amended financing arrangement signed in September 2004 for that building. Under the original lease of $43.1 million, we guaranteed the lessor an 82% residual value in the building upon the termination of the original lease. The valuation provided a value of approximately $31.7 million for the building, and we paid the lessor $11.4 million and recorded a one-time loss associated with the original lease in September 2004. In addition, during the quarter ended September 30, 2004, we wrote off $0.9 million of capitalized lease costs associated with the original lease. We also wrote off $2.1 million of capitalized costs associated with other development activity determined to have no remaining validity related to land purchased in 1997 within our Foster City campus.

Amortization of Identifiable Intangibles and Other Acquisition-Related Charges

Amortization of identifiable intangibles was $13.7 million or approximately 4% of revenue in 2004, while the acquisition-related charge for the write-off of in-process research and development was $1.0 million. Amortization of identifiable intangibles, was $6.5 million or 2% of revenue in 2003, while the acquisition-related charge for the write-off of in-process research and development was $13.2 million or 3% of revenue for 2003. The acquisition of two companies in the fourth quarter of 2003 and one company in the first quarter of 2004 account for the increase in amortization expense. The in-process research and development costs related to Printcafe and T/ R Systems, acquired in 2003, contributed $12.0 million of the $13.2 million in 2003. Amortization of identifiable intangibles was $4.4 million or 1% of revenue in 2002. Since the adoption of SFAS 142 in January 2002 we have not identified any impairment of goodwill upon completion of the annual impairment tests performed upon the July 1 balances in 2003 and 2004.

Interest and other income

Interest income was $12.2 million in 2004 and increased by 16% from $10.5 million in 2003, reflecting rising interest rates. The decrease in 2003 of $1.3 million in interest income from 2002 is due to a lower return on investments as a result of decreasing market interest rates throughout 2003. The decline in interest income due to lower interest rates was offset in part by an increase in the investment balance from additional cash generated from operations and the proceeds from our convertible debenture offering in June 2003, less cash used to repurchase shares of our common stock. Realized gains on short-term investments account for $0.1 million and $0.9 million of other income in 2004 and 2003, respectively. In 2002, the realized gains on short-term investments were $0.7 million while the losses on foreign currency translations were $0.5 million. The remaining $0.4 million loss in 2002 was related to losses from our investment in a venture capital fund.

Interest expense

Interest expense and debt issuance costs related to the convertible debentures was $5.0 million and $2.9 million for the years ended December 31, 2004 and 2003, respectively. Interest expense in 2002 was related to the bonds associated with the Foster City property and was not material.

Litigation settlement income (charges), net

In 2004 and 2003 we received litigation settlement income of $0.1 million and $2.4 million, respectively, net of related legal expenses, from the settlement of litigation protecting our intellectual property. Litigation settlement expenses in other income in 2002 consist of the settlement of the 1997 securities class action lawsuit for $4.4 million, including legal fees and other related costs. While there has been no change in our view that the lawsuit had no merit, we determined that settlement of the lawsuit was in our best interest and the best interest of our stockholders.

Loss on equity investment

In June 2003 we exercised an option granted by Printcafe to purchase approximately 2.1 million shares of Printcafe stock, representing approximately a 17% ownership in Printcafe, which we accounted for as an “available-for-sale” equity security. In October 2003, we acquired the remaining 83% interest in Printcafe. We were required under generally accepted accounting principles (GAAP) to report the investment in Printcafe on an equity basis from the time of the option exercise through the date that we acquired 100% of the outstanding shares of Printcafe. A $1.6 million non-cash charge was recorded as a result of the change to equity method of accounting.

Gain on Sale of Product Line

We recognized approximately $3.0 million from the sale of our Unimobile product line, consisting of a customer base, research and development and sales employees, and intangible assets.

Benefit from (Provision for) Income Taxes
      Our effective tax rate was 56.9% in 2004, (35.9)% in 2003 and (30.0)% in 2002. During the third quarter of 2004, the tax provision reflected the one time effect of the resolution of the Internal Revenue Service (IRS) examination of our federal income tax returns filed for 1999 through 2001. As a result of the settlement reached with the IRS for these years, we were required to remit $0.6 million in tax deficiencies and related interest and we utilized $6.4 million in credit carry forwards available to offset income taxes payable in future periods. In addition and as a result of such settlement, we adjusted our tax accruals related to the audit years for $7.8 million. In all years presented, we benefited from tax-exempt interest income and research and development credits. We also benefited from foreign sales in 2004 and 2003. Our rate increased in 2004 due to the in-process research and development write-off related to the ADS acquisition and in 2003 due to similar write-offs related to the Printcafe and T/ R Systems acquisitions. Our rate also increased in 2003 as a result of the loss on our pro rata share of Printcafe’s losses prior to the completion of the of the acquisition. Our rate was also negatively impacted in 2002 by taxes provided on foreign earnings.
      Also, during the third quarter of 2004, we evaluated the business objectives and financial requirements of our domestic and international operations and determined that we intend to permanently reinvest $29.0 million of unremitted earnings of certain foreign subsidiaries reported for the periods through 2003. Therefore, the tax provision in the third quarter of 2004 also reflects a benefit of $11.1 million from the reversal of the previously recorded deferred tax liability associated with those earnings.
      The net impact of these events in 2004 is a net income tax benefit of $18.9 million. Excluding this net income tax benefit, our effective tax rate for 2004 would have been 21.3%.
      The American Jobs Creation Act of 2004, (“The Act”), was enacted on October 22, 2004. The Act contains changes to the Internal Revenue Code that may impact EFI and our accounting for income taxes. See Note 10 of the Notes to the Consolidated Financial Statements for further discussion of the Act’s impact.
Recent Accounting Pronouncements

SFAS 153
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2004. The implementation of the pronouncement is not expected to have a material impact on our financial condition or results of operations.

SFAS 123 (Revised 2004)
      On December 16, 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on July 1, 2005.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements.

EITF 03-1
      In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

FSP 109-2
      FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for Foreign Earnings Repatriation with the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under FASB Statement No. 109, Accounting for Income Taxes, on recording the potential income tax liability resulting from a repatriation pursuant to the American Jobs Creation Act of 2004 (“The Act”). The Act was signed into law on October 22, 2004. FSP 109-2 allows companies additional time to evaluate the impact of any repatriation and the resulting tax liability made pursuant to the Act. The company is still evaluating the impact of the Act’s repatriation provisions. As a result, the company has not adjusted its tax expense to reflect the impact of the repatriation provisions.
Liquidity and Capital Resources

	2004	2003	2002

	(In thousands)
Cash and cash equivalents	$156,322	$113,163	$153,905
Short term investments	503,237	510,949	344,465
Total cash, cash equivalents and short term investments	659,559	624,112	498,370
Net cash provided by operating activities	59,677	46,112	49,922
Net cash provided by (used in) investing activities	12,194	(301,664)	(96,043)
Net cash (used in) provided by financing activities	(28,766)	214,719	9,210
Overview
      We ended 2004 with cash, cash equivalents and investments totaling $659.6 million, as compared to $624.1 million at the end of 2003. The increase of $35.5 million was from the receipt of approximately $26.9 million in proceeds from stock issued under employee stock purchase plans and options, as well as cash collections from our customers and the timing of payment of our liabilities. These increases were offset with our use of $55.6 million of cash to repurchase common stock and $11.6 million to acquire ADS Technology. A more detailed discussion of changes in our liquidity follows.
Operating Activities
      Net cash provided by operating activities in 2004, 2003 and 2002 was primarily the result of our net income of $38.0 million, $26.5 million and $16.0 million, respectively, which is adjusted for non-cash items such as depreciation and amortization, acquired in-process research and development, deferred income taxes, stock compensation and changes in various assets and liabilities such as accounts payable, accounts receivable and other current assets.
      Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 46 days, 45 days, and 42 days at December 31, 2004, 2003 and 2002. We calculate accounts receivable DSO on a “gross” basis by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by the total days in the quarter. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. Our accounts receivable DSO has been trending upward and we expect this trend may continue. For the past three years our revenue was generated by sales of our server products, which are typically invoiced with “net 30 days” terms. With our 2003 acquisitions we added software offerings to our product lineup, a portion of which are invoiced with terms greater than 30 days, and it is possible that as the revenue from those offerings increase our accounts receivable DSO will increase.
      Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. In 2004, the change in accounts payable and accrued liabilities reduced our cash flows by approximately $1.4 million. Payments for taxes reduced our operating cash flows by $4.0 million.
      Our working capital, defined as current assets minus current liabilities, was $618.1 million and $665.2 million at December 31, 2004 and December 31, 2003, respectively. The cause of the decrease in working capital of approximately $47.1 million is principally related to the transfer of $56.9 million of cash to a long-term collateral account and the payment of $11.4 million to the lessor under the terms of one of our synthetic leases, offset in part by the decrease in current liabilities of $6.0 million from 2003 to 2004 and the collection of cash from our customers. Current liabilities decreased due to the reduction in taxes payable resulting from the settlement of an IRS audit.
      We expect to meet our obligations as they become due through available cash and internally generated funds. We expect to generate positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
Investing Activities
      A summary of our investing activities at December 31, 2003, 2002 and 2001 follows. The detail of these line items can be seen in our consolidated statement of cash flows.

Activity

	2004	2003	2002

	(In millions)
Cash payments for acquisitions	$(11.6)	$(58.2)	$(1.9)
Cash payments for property and equipment, net of proceeds from sales	(2.3)	(4.9)	(8.2)
Net proceeds (purchases) of investments in marketable securities	39.4	(168.9)	(83.3)
Proceeds from (cash payments for) restricted cash, cash equivalents and short-term short term investments	33.6	(69.7)	—
Purchases of restricted investments for collateral	(45.5)	—	(2.9)
Other items	(1.4)	—	0.3

Net cash used in (provided by) investing activities	$12.2	$(301.7)	$(96.0)

Acquisitions
      In 2004, we paid cash for our acquisition of ADS Technology in the amount of $11.8 million. We purchased ADS Technology to enhance our software offerings to the copier dealer channels. We acquired Best GmbH for $9.6 million in cash in January 2003 and Printcafe Software for a combination of shares of our common stock and $29.3 million in cash in October 2003 to add products to our offerings for the professional print industry. We also purchased T/ R Systems for $20.0 million in cash in November 2003 for their server technology and web-based storefront software.
      We may buy or make investments in complementary companies, products and technologies. Our available cash and equity may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders.

Property and Equipment
      We purchased $6.6 million of equipment during 2004, including costs related to the consolidation of our three Arizona offices. Purchases of property and equipment were $5.0 million in 2003 and $8.3 million in 2002. Our property and equipment additions have been funded from operations.
      We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including our hiring of employees, the rate of change in computer hardware/ software used in our business and our business outlook.

Investments
      We received net proceeds from our marketable securities in 2004 of $39.4 million. In 2003 and 2002 we made purchases net of sales/maturities of our marketable securities of $168.9 million and $83.3 million, respectively. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Restricted Cash, Cash Equivalents and Short term Investments
      During 2004 the restrictions on certain cash, cash equivalents and short term investments were lifted when the synthetic lease requiring the pledged accounts expired. Approximately $35.7 million in cash equivalents and short-term investments were transferred to investment accounts that carried no restrictions.

Collateral Accounts
      In connection with the synthetic leases for our Foster City offices, we are required to maintain cash in LIBOR-based interest-bearing accounts. At December 31, 2003 there was one account which carried a balance of $43.1 million dollars for the 301 Velocity Way building. In September 2004 we withdrew $11.4 million to reimburse the lessor for the loss in value of that building. In July 2004 we negotiated a new lease for the building located at 303 Velocity Way,, and per provisions in that lease, placed $56.9 million in cash in a second LIBOR-based interest-bearing account. We now have $88.6 million in collateral accounts. For further information on these transactions please see the discussion at “Off Balance Sheet Financing.”
Financing Activities
      The primary use of funds for financing activities in 2004 was the use of $55.6 million of cash to repurchase outstanding shares of our common stock. See Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion of our programs to repurchase our common stock.
      Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $26.9 million, $40.6 million and $9.3 million in 2004, 2003 and 2002, respectively. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions.
      If our stock price rises, more employees’ options are “in the money” in their options, and the employees are more likely to exercise their options, which results in cash to us. If our stock price decreases, more of our employees’ options are “out of the money” or “under water”, and therefore, the employees are not able to exercise options, which results in no cash received by us. The decrease in cash proceeds from the exercise of stock options and employee stock purchase plans from 2003 to 2004 was primarily the result of the lower market prices for our common stock. Our employee stock purchase plan has had a high participation rate historically, and has generated $5.0 million, $4.0 million and $4.1 million in 2004, 2003 and 2002. We do not know if participation will continue at these levels if we amend our plan to eliminate any look-back for purchase plan prices in response to the adoption of FAS 123R.
      In 2003, we received net proceeds from the issuance of our 1.50% senior convertible debentures in the amount of $233.2 million, net of issuance costs. We used $58.2 million of the proceeds from this offering to repurchase approximately 3.1 million shares of our common stock. The remaining proceeds were placed in our short-term investment accounts.
      The synthetic lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. We have determined that the guarantees have no material value as of December 31, 2004.

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
      We may be required to compensate our sub-contract manufacturers for components purchased for orders subsequently cancelled by us. We periodically review the potential liability and the adequacy of the related allowance. Our financial condition and results of operations could be negatively impacted if we were required to compensate the sub-contract manufacturers in amounts in excess of the accrued liability.

Legal Proceedings
      In addition to the matters discussed under Item 3, Legal Proceedings, we are involved from time to time in litigation relating to claims arising in the normal course of our business.
Contractual Obligations
      The following table summarizes our significant contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2004.

	Payments due by period

		Less than	1 — 3	3 — 5	More than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Operating lease obligations(1)	$58,729	$8,184	$15,370	$12,306	$22,869
Capital purchase obligations(2)	—	—	—	—	—
Interest payments on 1.50% senior convertible debentures(3)	66,300	3,600	7,200	7,200	48,300
Long-term debt obligations	240,000	—	—	—	240,000

Total(4)	$365,029	$11,784	$22,570	$19,506	$311,169

(1)	Lease obligations related to the principal corporate facilities are estimated and are based on current market interest rates (LIBOR). See Off-Balance Sheet Financing below

(2)	See Off-Balance Sheet Financing below.

(3)	See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding our 1.50% Senior Convertible Debentures

(4)	Total does not include contractual obligations recorded on the balance sheet as current liabilities, or certain purchase obligations as discussed below.
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
Off-Balance Sheet Financing

Synthetic Lease Arrangements
      We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provide a cost effective means of providing adequate office space for our corporate offices. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all of the covenants as of December 31, 2004. We are liable to the lessor for the financed amount of the buildings if we default on our covenants.
      We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no deficiency to the guaranteed value at December 31, 2004. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2004 for a total of $88.6 million) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.
      We are treated as the owner of these buildings for federal income tax purposes.
      As part of the September 2004 amended financing arrangement for the 301 Lease, we completed a valuation of the building located at 301 Velocity Way. Under the original financing agreement, we guaranteed the lessor upon termination of the original lease an 82% residual value in the building which cost $43.1 million to construct. The valuation provided a value of approximately $31.7 million, and we recorded a one-time loss of $11.4 million associated with the original lease. In addition, we took a non-cash charge of $0.9 million for capitalized costs associated with the financial arrangement.

      Effective July 1, 2003, we applied the accounting and disclosure rules set forth in Interpretation No. 46 Consolidation of Variable Interest Entities, as revised (“FIN 46R”) for variable interest entities (“VIEs”). We have evaluated our synthetic lease agreements to determine if the arrangements qualify as variable interest entities under FIN 46R. We have determined that the synthetic lease agreements do qualify as VIEs; however, because we are not the primary beneficiary under FIN 46R we are not required to consolidate the VIEs in our financial statements.
Disclosures On Stock Option Programs

Option Program Description
      Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. No company wide grants were made during 2004. We expect to make a company-wide grant in early 2005. The program consists of a broad-based plan under which options may be granted to all employees, directors and consultants. Option vesting periods range from 2 — 4 years, with an average vesting period of 3.5 years.

Distribution and Dilutive Effect of Options
Employee and Executive Option Grants

	As of December 31,

	2004	2003	2002

Grants during the period as % of outstanding shares	1%	6%	6%
Grants to listed officers* during the period as % of total options granted	0%	13%	9%
Grants to listed officers* during the period as % of outstanding shares	0%	1%	1%
Cumulative options held by listed officers* as % of total options outstanding	10%	11%	10%

*	See Executive Officers for listed officers; these are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers. We have only three executive officers.

General Option Information
In-the-Money and Out-of-the-Money Option Information

	As of December 31, 2004

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(Shares in thousands)
In-the-money	2,436	$15.08	379	$16.58	2,815	$15.28
Out-of-the-money(1)	4,776	$31.87	2,156	$21.60	6,932	$28.68

Total Options Outstanding	7,212	$26.20	2,535	$20.85	9,747	$24.81

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $17.41 at December 31, 2004.

Factors That Could Adversely Affect Performance and Financial Results

We rely on sales to a relatively small number of OEM customers and the loss of any of these customers could substantially decrease our revenues.
      A significant portion of our revenues are generated by sales of our printer and copier related products to a relatively small number of OEMs. For example, Canon, Xerox and Konica Minolta each contributed over 10% of our revenues for the year ended December 31, 2004 and together accounted for approximately 61% of those revenues. During the fiscal year ended December 31, 2003, these same three customers each contributed over 10% of our revenues and together accounted for approximately 72% of our revenues for the year. Because sales of our printer and copier-related products constitute a significant portion of our revenues and there are a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues in future periods. Accordingly, if we lose or experience reduced sales to an important OEM customer, we will have difficulty replacing the revenue traditionally generated from such customer with sales to new or existing OEM customers and our revenues will likely decline significantly.

Because of our recent acquisitions we now sell some of our products directly to distributors and to the end-user. If we are unable to effectively manage a direct sales force, revenues could decline.
      We have traditionally sold our products to our OEM customers, who in turn sold the product to the end-user. Accordingly, in the past, our marketing and sales efforts focused on manufacturers and distributors of the manufacturers’ equipment, not on the end-user of the product. Consequently, we have limited experience developing and managing a direct sales force or marketing products and services directly to the end-user. The professional printing applications and enterprise solutions that we acquired in our purchase of Printcafe and ADS are sold directly to the end-user. If we are unable to successfully develop, expand and manage our direct sales force or develop a marketing program that effectively reaches the end-users, we are likely to see a decline in revenues from those products and the anticipated benefits of the acquisitions may be reduced or not materialize.

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
      The revenue growth and profitability of our business depends significantly on the overall demand for information technology products such as ours that enable printing of digital data. Delays or reductions in information technology spending which has occurred since 2001, has and could continue to cause a decline in demand for our products and services and consequently has and may continue to harm our business, operating results, financial condition, prospects and stock price.

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
      Stock prices of high technology companies such as ours tend to be volatile and are subject to broad fluctuation, including due to variations in operating results and, consequently, fluctuations in our operating results could adversely affect our stock price. Factors that have caused our operating results and share price to fluctuate in the past and that may cause future fluctuations include:

•	varying demand for our products, due to seasonality, OEM customer product development and marketing efforts, OEM customer financial and operational condition and general economic conditions;

•	shifts in customer demand to lower cost products;

•	success and timing of new product introductions by us and our OEM customers and the performance of our products generally;

•	volatility in foreign exchange rates, changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;

•	price reductions by us and our competitors, which may be exacerbated by competitive pressures caused by economic conditions generally;

•	delay, cancellation or rescheduling of orders or projects;

•	availability of key components, including possible delays in deliveries from suppliers, the performance of third-party manufacturers and the status of our relationships with our key suppliers;

•	potential excess or shortage of employees and location of research and development centers;

•	changes in our product mix such as shifts from higher revenue products to lower revenue products dependent on higher sales volumes;

•	costs associated with complying with any applicable governmental regulations, including substantial costs related to compliance with SOX;

•	acquisitions and integration of new businesses;

•	changes in our business model related to the migration of embedded products to a design-licensed model;

•	costs related to the entry into new markets, such as commercial printing and office equipment service automation;

•	general economic conditions; and

•	other risks described herein.

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
      In addition, many OEMs in the printer and copier industry, including most of our OEM customers, internally develop and sell products that compete directly with our current products. These OEMs have significant investments in their existing solutions and have substantial resources that may enable them to develop or improve, more quickly than us, technologies similar to ours that are compatible with their own products. Our OEM customers have in the past marketed and likely will continue in the future to market, their own internal technologies and solutions in addition to ours, even when their technologies and solutions are less advanced, have lower performance or cost more than our products. Given the significant financial, marketing and other resources of our larger OEM customers and other significant OEMs in the imaging industry who are not our customers, we may not be able to successfully compete against similar products developed internally by these OEMs, particularly in the black-and-white and embedded color product markets where price competition is most intense and where we experience pressure on our margins. If we cannot compete successfully against the OEMs’ internally developed products, we will lose sales and market share in those areas where the OEMs choose to compete and our business will be harmed.

Demand for technology, in general, and for products containing our technology that enable black-and-white and color printing of digital data has decreased over the past three years and could decrease in the future, adversely affecting our sales revenue.
      Our products are primarily targeted at enabling the printing of black and white and color digital data. Demand for networked printers and copiers containing our technology decreased over the past several years due principally to the global economic downturn. If demand for digital printing products and services containing our technology were to continue to decline, or if the demand for our OEM customers’ specific printers or copiers for which our products are designed were to continue to decline, our revenue would likely decrease. Our products are combined with products, such as digital printers and copiers, which are large capital expenditures as well as discretionary purchase items for the end customer. In difficult economic times such as we have recently experienced, spending on information technology typically decreases. As the products in which our products are incorporated are of a more discretionary nature than many other technology products, we may be more adversely impacted by deteriorating general economic conditions than other technology firms outside of our market. The decrease in demand for our products has harmed and could, in the future, continue to harm our results of operations and we do not know whether demand for our products or our customers’ products will increase or improve from current levels.

If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion.
      We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley where competition has historically been intense among companies to hire engineering and technical professionals. In times of professional labor imbalances, it has in the past and is likely in the future to be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees. We offer a broad-based equity compensation plan based on granting options and shares of common stock from stockholder-approved plans in order to be competitive in the labor market. If stockholders do not approve additional shares for these plans or new plans for future grants when necessary to enable us to offer compensation competitive with those offered by other companies seeking the same employees, it may be difficult for us to hire and retain skilled employees. If we cannot successfully hire and retain employees, we may not be able to develop products or to meet demand for our products in a timely fashion and our results of operations may be harmed.

Recent and proposed regulations related to equity incentives could adversely affect our ability to attract and retain key personnel.
      Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee retention packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. The Financial Accounting Standards Board has announced changes to US GAAP that, when implemented, will require us to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans, or ESPPs. This regulation could negatively impact our GAAP earnings. For example, recording a charge for employee stock options under SFAS No. 123, Accounting for Stock-Based Compensation would have reduced net income by $17.2 million, $17.8 million and $21.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased costs, change our equity incentive strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

If we are unable to develop new products, or execute product introductions on a timely basis, our future revenue and operating results may be harmed.
      Our operating results depend to a significant extent on continual improvement of our existing products and technologies and rapid innovation of new products and technologies by us. Our success depends not only on our ability to predict future requirements, but also to successfully develop and introduce new products that address end-user needs or add additional functionality that end-users will demand. Any delays in the launch or availability of new products we are planning which has occurred in the current year could harm our financial results. During transitions from existing products to new products, customers may delay or cancel orders for existing products. Our results of operations may be harmed if we cannot successfully manage product transitions or provide adequate availability of products after they have been introduced.
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
      We continue to explore opportunities to develop product lines different from our current servers and embedded controllers, such as the proofing and print management software, document scanning solutions, prepress software solutions and web submission tools, among others. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services or if we will generate sufficient revenues from these activities to offset the additional operating expenses we incur. In addition, even if we are able to introduce new products or services, if customers do not accept these new products or services or if we are not able to price such products or services competitively, our operating results will likely suffer.

We license software used in most of our products from Adobe Systems Incorporated and the loss of this license would prevent us from shipping these products.
      Most of our current products include software that we must license from Adobe. Specifically, we are required to obtain separate licenses from Adobe for the right to use Adobe PostScript® software in each type of copier or printer used with a Fiery Server or Controller. Although to date we have successfully obtained licenses to use Adobe’s PostScript® software when required, Adobe is not required to and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® software on reasonable terms, in a timely manner, or at all. In addition, in order to obtain licenses from Adobe, Adobe requires that we obtain from them quality assurance approvals for our products that use Adobe software. Although to date we have successfully obtained such quality assurances from Adobe, we cannot be certain Adobe will grant us such approvals in the future. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® software and our financial condition and results of operations would be significantly harmed. In some products we have introduced internally developed substitute software that does not require any license from Adobe. The costs to continue to develop software internally could increase our research and development expenditures and we may not be able to recapture those costs through increased sales.

We depend upon a limited group of suppliers for key components in our products and the loss of any of these suppliers could adversely affect our business.
      Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components. We do not maintain long-term agreements with any of our component suppliers and conduct our business with such suppliers solely on a purchase order basis. Because the purchase of certain key components involves long lead times, in the event of unanticipated volatility in demand for our products, we have been in the past and may in the future be unable to manufacture certain products in a quantity sufficient to meet OEM customer or end-user demand. In addition, as has occurred in the past, in the event that anticipated demand does not materialize, we may hold excess quantities of inventory that could become obsolete. In order to meet projected demand, we maintain an inventory of components for which we are dependent upon sole or limited source suppliers and components with prices that fluctuate significantly. As a result, we are subject to a risk of inventory obsolescence, which could adversely affect our operating results and financial condition. Additionally, the market prices and availability of certain components, particularly memory and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of our products, have fluctuated significantly in the past. Such fluctuations in the future could have a material adverse effect on our operating results and financial condition including a reduction in gross margins.

We are dependent on a limited number of sub-contractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers and the loss of any of these sub-contractors could adversely affect our business.
      We subcontract with other companies to manufacture our products and we do not have long-term agreements with these sub-contractors. We rely on the ability of our sub-contractors to produce products to be sold to our customers and while we closely monitor our sub-contractors’ performance we cannot assure you that such sub-contractors will continue to manufacture our products in a timely and effective manner. The weakened economy has led to the dissolution, bankruptcy or consolidation of some of the sub-contractors who are able to manufacture our products, decreasing the available number of sub-contractors. If the available number of sub-contractors continues to decrease, it is possible that we will not be able to secure appropriate sub-contractors to fulfill our demand in a timely manner or at all, particularly if demand for our products increases, or if we lose one or more of our current sub-contractors. Fewer sub-contractors may also reduce our negotiating leverage regarding product costs. Difficulties experienced by our sub-contractors, including financial problems and the inability to make or ship our products or fix quality assurance problems, could harm our business, operating results and financial condition. If we decide to change sub-contractors, we could experience delays in setting up new sub-contractors which would result in delay in delivery of our products and potentially the cancellation of orders for our products. A high concentration of our products is manufactured at a single sub-contractor location, Sanmina-SCI in Colorado. Should Sanmina-SCI experience any inability or unwillingness to manufacture or deliver product from this location our business, financial condition and operations could be harmed. Since we do not maintain long-term agreements with our sub-contractors, any of our sub-contractors could enter into agreements with our competitors that might restrict or prohibit such sub-contractors from manufacturing our products or could otherwise lead to an inability of such sub-contractor from filling our orders in a timely manner. In such event, we may not be able to find suitable replacement sub-contractors and our business, financial condition and operations would likely be harmed.

Seasonal purchasing patterns of our OEM customers have historically caused lower fourth and first quarter revenue from sales of our servers and embedded products, which may negatively impact our results of operations.
      Our results of operations have typically followed a seasonal pattern reflecting the buying patterns of our large OEM customers. In the fiscal quarter completed December 31, 2004 and in past fiscal fourth quarters (the quarter ending December 31) our results have been adversely affected because some or all of our OEM customers decrease, or otherwise delay, fourth quarter orders. Over the past several years our OEM customers have lowered channel inventories throughout the year, causing this effect to shift more from the fourth quarter into the first quarter, when our OEM customers typically have lower sales of their own products. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM customers focus on training their sales forces and have reduced sales to their customers. The primary reasons for these seasonal patterns are:

•	our OEM customers have historically sought to minimize year-end inventory investment (including the reduction in demand following introductory “channel fill” purchases);

•	the timing of new product releases and training by our OEM customers in the first and fourth quarters; and

•	certain of our OEM customers have typically achieved their yearly sales targets before year end and consequently delayed further purchases into the next fiscal year (we do not know when our customers reach these sales targets as they generally do not disclose them to us).
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
      We seek to develop new technologies and products from both internal and external sources. As part of this effort, we have in the past made, and will continue to make, acquisitions of other companies or other companies’ assets. Acquisitions involve numerous risks, such as:

•	if we issue equity securities in connection with an acquisition, the issuance will generally be dilutive to our existing stockholders, alternatively, acquisitions made entirely or partially for cash will reduce our cash reserves;

•	difficulties in integration of operations, employees, technologies, or products and the related diversion of management time and effort to accomplish successful integration;

•	risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	potential loss of key employees, particularly management, of the acquired company;

•	possible expense overruns;

•	an adverse reaction by customers, suppliers or partners of the acquired company or us;

•	the risk of changes in ratings by stock analysts;

•	potential litigation surrounding transactions;

•	the inability to protect or secure technology rights; and

•	an increase in operating costs.
      Acquisitions are inherently risky and we cannot assure you that our previous or future acquisitions will be successful or will not harm our business, operating results, financial condition, or stock price.

We face risks from our international operations and from currency fluctuations.
      Approximately 45%, 49% and 47% of our revenue from the sale of products for the years ended December 31, 2004, 2003 and 2002, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales outside North America will continue to represent a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters and political or economic conditions in a specific country or region.
      Given the significance of our non-US sales to our total product revenue, we face a continuing risk from the fluctuation of the US dollar versus the Japanese yen, the euro and other major European currencies and numerous Southeast Asian currencies. We typically invoice our customers in US dollars and this may result in our products becoming more expensive in the local currency of our customers, thereby reducing our ability to sell our products. When we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in foreign currency exchange rates between the currency of the invoice and the U.S. dollar. In January 2003, we acquired Best GmbH, whose sales are principally denominated in the euro. Sales from this subsidiary increase our exposure to currency fluctuations. In addition, we have a substantial number of international employees which creates material operating costs denominated in foreign currencies. In Europe, where we have a significant presence, our sales and marketing expenses and general and administrative expenses have risen in part due to the weakened US dollar. Our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

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
      Our products consist of hardware and software developed by ourselves and others. Our products may contain undetected errors and we have in the past discovered software and hardware errors in certain of our products after their introduction, resulting in warranty expense and other expenses incurred in connection with rectifying such errors. Errors could be found in new versions of our products after commencement of commercial shipments, and any such errors could result in a loss or delay in market acceptance of such products and thus harm our reputation and revenues. In addition, errors in our products (including errors in licensed third party software) detected prior to new product releases could result in delays in the introduction of new products and in additional expense to correct the errors, which could harm our operating results.

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
      Our corporate headquarters, including most of our research and development facilities, are located in the San Francisco Bay Area, an area known for seismic activity. This area has also experienced flooding in the past. In addition, many of the components necessary to supply our products are purchased from suppliers based in areas including the San Francisco Bay Area, Taiwan and Japan and are therefore subject to risk from natural disasters. A significant natural disaster, such as an earthquake, flood, tsunami or typhoon, could harm our business, financial condition and operating results.
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
      The market price for our common stock has been and may continue to be volatile. For example, during the twelve-month period ended December 31, 2004, the price of our common stock as reported on the Nasdaq National Market ranged from a low of $15.00 to a high of $28.81. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly or annual operating results;

•	announcements of our historical or anticipated operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships, acquisitions or investments;

•	announcements by our customers regarding their businesses or the products in which our products are included;

•	changes in financial estimates or other statements by securities analysts;

•	changes in general economic conditions;

•	terrorist attacks and the effects of military engagements;

•	natural disasters

•	changes in the rating of our debentures or other securities; and

•	changes in the economic performance and/or market valuations of other software and high-technology companies.
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

Under new regulations required by SOX, an adverse opinion on internal controls over financial reporting could be issued by our independent registered public accounting firm, and this could have a negative impact on our stock price.
      Section 404 of SOX requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our independent registered public accounting firm are required to attest audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of its internal controls. Although no known material weaknesses exist at this time, it is possible that material weaknesses may be found in the future. If we are unable to remediate the weaknesses, the independent registered public accounting firm would be required to issue an adverse opinion on our internal controls.
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
      Our indebtedness could have significant negative consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions, as we are required to make interest payments and maintain compliance with financial covenants contained in the debentures regardless of such external conditions;

•	limit our ability to obtain additional financing due to covenants contained in the debentures and the existing leverage evidenced by the debentures;

•	require the dedication of a substantial portion of any cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry by restricting the funds available for use in addressing such changes; and

•	place us at a competitive disadvantage relative to our competitors with less debt.

Our senior debentures issued in June 2003 are convertible into common stock under certain conditions. If either we or the debt holders convert the debentures into common stock our basic earnings per share could decrease.
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
      Any time that we calculate earnings per share on a diluted basis, we must consider whether the 9,084,182 shares that could be issued under our debentures are dilutive to our earnings. If they are dilutive, after adjusting net income for the after tax effect of interest and other debt-related costs, we must then present our diluted earnings on an “if converted” basis.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk
      We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available–for-sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.
      The following table presents the hypothetical change in fair values in the financial instruments held by us at December 31, 2004 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.
      This table estimates the fair value of the portfolio at a twelve-month time horizon:

	Valuation of Securities		Valuation of Securities
	Given an Interest Rate	No Change	Given an Interest Rate
	Decrease of 100 Basis	in Interest	Increase of 100 Basis
	Points	Rates	Points

(In thousands)
Total Fair Market Value	$545,041	$544,123	$543,158

      The fair value of our long-term debt, including current maturities, was estimated to be $229.5 million as of December 31, 2004 and the carrying value was $240.0 million. The fair market value of our convertible senior debentures was estimated based upon quoted market prices.

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
Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Electronics for Imaging Inc.:
      We have completed an integrated audit of Electronics for Imaging Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Electronics for Imaging Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1 to the accompanying consolidated financial statements, effective for reporting periods ending after December 15, 2004, the Company adopted EITF Issue No. 04-08 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” and recomputed accordingly its previously reported diluted earnings per share.

Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Automated Dispatch Systems Inc. (ADS) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during fiscal year 2004. We have also excluded ADS from our audit of internal control over financial reporting. ADS is a wholly-owned subsidiary whose total assets and total revenues represent 0.1% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 15, 2005

Electronics for Imaging, Inc.
Consolidated Balance Sheets

	December 31,

	2004	2003

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$156,322	$113,163
Short-term investments	503,237	510,949
Restricted cash, cash equivalents and short-term investments	—	69,669
Accounts receivable, net	41,128	53,317
Inventories	5,529	7,989
Other current assets	22,157	28,718

Total current assets	728,373	783,805
Property and equipment, net	44,324	49,094
Restricted investments	88,580	43,080
Goodwill	73,768	67,166
Intangible assets, net	40,842	51,032
Other assets	41,990	19,484

Total assets	$1,017,877	$1,013,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,286	$17,995
Accrued and other liabilities	62,219	67,386
Income taxes payable	23,812	33,231

Total current liabilities	110,317	118,612
Long-term obligations	240,000	240,236

Total liabilities	350,317	358,848
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 53,828 and 54,396 shares outstanding, respectively	638	620
Additional paid-in capital	360,489	328,358
Deferred compensation	(1,149)	(1,597)
Treasury stock, at cost, 9,963 and 7,648 shares, respectively	(214,722)	(159,077)
Accumulated other comprehensive income	(1,212)	1,012
Retained earnings	523,516	485,497

Total stockholders’ equity	667,560	654,813

Total liabilities and stockholders’ equity	$1,017,877	$1,013,661

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Consolidated Statements of Income

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Revenue	$394,604	$379,587	$350,185
Cost of revenue	138,382	148,054	167,685

Gross profit	256,222	231,533	182,500
Operating expenses:
Research and development	111,134	96,697	89,973
Sales and marketing	74,711	61,597	50,624
General and administrative	27,264	21,690	21,778
Real estate related charges	14,394	—	—
Amortization of identified intangibles and other acquisition-related charges	14,690	19,670	4,391

Total operating expenses	242,193	199,654	166,766

Income from operations	14,029	31,879	15,734
Interest and other income, net:
Interest and other income	12,779	11,489	11,540
Interest expense	(5,632)	(2,886)	(54)
Gain on sale of product line	2,994	—	—
Litigation settlement income (charges), net	58	2,408	(4,409)
Loss on equity investment	—	(1,562)	—

Total interest and other income, net	10,199	9,449	7,077

Income before income taxes	24,228	41,328	22,811
Benefit from (provision for) income taxes	13,791	(14,820)	(6,843)

Net income	$38,019	$26,508	$15,968

Earnings per share:
Net income per basic common share	$0.71	$0.49	$0.29

Shares used in basic per-share calculation	53,898	53,789	54,256
Net income per diluted common share	$0.64	$0.47	$0.29

Shares used in diluted per-share calculation	63,996	60,138	54,852
See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Consolidated Statements of Stockholders’ Equity

						Other
	Common Stock		Additional			Comprehensive		Total
			Paid-In	Deferred		Income	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Treasury Stock	(Loss)	Earnings	Equity

	(In thousands)
Balances as of December 31, 2001	58,356	$583	$261,703	$—	$(99,959)	$1,219	$443,021	$606,567
Components of comprehensive income
Net income							15,968	15,968
Currency translation adjustment						15		15
Market valuation on short-term investments						757	—	757

Comprehensive income						772	15,968	16,740
Exercise of common stock options	414	4	5,150					5,154
Stock issued pursuant to ESPP	276	3	4,106					4,109
Tax benefit related to stock plans	—	—	1,497	—	—	—	—	1,497

Balances as of December 31, 2002	59,046	590	272,456	—	(99,959)	1,991	458,989	634,067
Components of comprehensive income
Net income							26,508	26,508
Currency translation adjustment						1,417		1,417
Market valuation on short-term investments						(2,396)	—	(2,396)

Comprehensive income						(979)	26,508	25,529
Repurchase of common stock					(59,118)			(59,118)
Stock issued for acquisitions	202	2	5,575					5,577
Exercise of common stock options	2,425	24	36,581					36,605
Restricted stock grants	66	1	1,643	(1,597)				47
Stock issued pursuant to ESPP	305	3	3,980					3,983
Tax benefit related to stock plans	—	—	8,123	—	—	—	—	8,123

Balances as of December 31, 2003	62,044	620	328,358	(1,597)	(159,077)	1,012	485,497	654,813
Components of comprehensive income
Net income							38,019	38,019
Currency translation adjustment						392		392
Market valuation on short-term investments						(2,616)	—	(2,616)

Comprehensive income						(2,224)	38,019	35,795
Repurchase of common stock					(55,645)			(55,645)
Exercise of common stock options	1,385	14	21,951					21,965
Restricted stock grants cancelled	(5)	—	(126)					(126)
Amortization of deferred compensation				448				448
Stock issued pursuant to ESPP	368	4	5,036					5,040
Tax benefit related to stock plans	—	—	5,270	—	—	—	—	5,270

Balances as of December 31, 2004	63,792	$638	$360,489	$(1,149)	$(214,722)	$(1,212)	$523,516	$667,560

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$38,019	$26,508	$15,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,524	17,162	14,996
Purchased in-process research & development	1,000	13,220	—
Deferred taxes	(13,442)	2,226	3,702
Provision for allowance for bad debts and sales-related allowances	1,288	96	(400)
Tax benefit from exercise of non-qualified stock options	5,270	8,123	1,497
Amortization of deferred compensation	448	—	—
Impairment of long-lived assets	—	306	—
Loss on equity investment	—	1,562	—
Other	50	9	465
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	12,197	(3,049)	12,244
Inventories	2,475	(3,092)	5,172
Receivables from sub-contract manufacturers	(439)	621	1,491
Other current assets	524	217	491
Accounts payable and accrued liabilities	(1,421)	(19,184)	(9,608)
Income taxes payable	(9,816)	1,387	3,904

Net cash provided by operating activities	59,677	46,112	49,922
Cash flows from investing activities:
Purchases of short-term investments	(225,576)	(1,143,532)	(386,028)
Proceeds from sales/ maturities of short-term investments	264,951	974,653	302,712
Net purchases of restricted cash, cash equivalents and short-term investments	(472)	—	—
Transfers of investments between restricted and available	34,119	(69,669)	—
Net purchases of restricted investments	(45,500)	—	(2,945)
Purchase of property and equipment	(6,563)	(5,052)	(8,349)
Proceeds from sales of property and equipment	4,266	176	124
Businesses acquired, net of cash received	(11,550)	(58,240)	(1,924)
Sale of Unimobile product line and other	(1,481)	—	367

Net cash provided by (used for) investing activities	12,194	(301,664)	(96,043)
Cash flows from financing activities:
Repayment of long-term obligations	—	(42)	(53)
Proceeds from issuance of long-term debt, net	—	233,244	—
Proceeds from issuance of common stock	26,879	40,635	9,263
Purchases of treasury stock	(55,645)	(59,118)	—

Net cash provided by financing activities	(28,766)	214,719	9,210

Effect of foreign exchange changes on cash & cash equivalents	54	91	—

Increase(decrease) in cash and cash equivalents	43,159	(40,742)	(36,911)
Cash and cash equivalents at beginning of year	$113,163	$153,905	190,816

Cash and cash equivalents at end of year	$156,322	$113,163	$153,905

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements

Note 1:	The Company and Its Significant Accounting Policies

The Company and Its Business
      Electronics for Imaging, Inc., a Delaware corporation (the “Company”), through its subsidiaries, designs and markets digital imaging and print management solutions. Its technologies offer document management tools from creation to print, including web submission tools, production workflow, print management information software solutions, output management solutions, print servers and controllers and enterprise and mobile printing solutions. The Company also offers design-licensed solutions to printer and copier manufacturers and software to the printing industry. The Company operates primarily in one industry and sells its products primarily to original equipment manufacturers, major distribution partners and directly to print shops in North America, Europe, Asia Pacific and Japan.

Significant Accounting Policies

Basis of Presentation
      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications
      Certain prior year balances have been reclassified for conformity with the current year presentation.

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
      The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Typically, the cost of these investments has approximated fair value. Marketable investments are classified as available-for-sale. Available-for-sale securities are stated at fair market value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of deferred income taxes. Realized gains and losses on sales of investments are recognized upon sale of the investments using the specific identification method.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts and Sales-related Allowances
      The Company analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of our allowance for doubtful accounts. The Company specifically reserves for any account receivable for which there are identified collection issues. Balances are charged off when the Company deems it probable the receivable will not be recovered. The Company also makes provisions for sales rebates and revenue adjustments based upon analysis of current sales programs and revenues.

Concentration of Risk
      The Company is exposed to credit risk in the event of default by any of its customers to the extent of amounts recorded in the consolidated balance sheet. Approximately 61% of the Company’s revenues is derived from three customers. The Company performs ongoing evaluations of the collectibility of the accounts receivable balances for its customers and maintains allowances for estimated credit losses; actual losses have not historically been significant.
      The Company’s printer and copier-related products which constitute a significant portion of its revenues are sold to a limited number of OEMs. The Company expects that it will continue to depend on a relatively small number of OEM customers for a significant portion of its revenues.
      The Company is reliant on certain sole source suppliers for key components and licenses of its products. The Company does not maintain long-term agreements with any of its component or license suppliers and conducts its business with such suppliers solely on a purchase order basis. Any disruption in the supply of the key components and licenses would result in the Company being unable to manufacture its products.
      The Company subcontracts with other companies to manufacture its products. The Company relies on the ability of its sub-contractors to produce the products sold to its customers. A high concentration of EFI’s products is manufactured at a single sub-contractor location. The Company does not maintain long-term agreements with its sub-contractors which could lead to an inability of such sub-contractor to fill the Company’s orders.

Inventories
      Inventories are stated at standard cost, which approximates the lower of actual cost using a first-in, first-out method, or market. The Company periodically reviews its inventories for potential slow-moving or obsolete items and writes down specific items to net realizable value as appropriate.

Property and Equipment
      Property and equipment is recorded at cost. Depreciation on assets is computed using the straight-line method over the estimated useful lives of the assets. The estimated life for desktop and laptop computers is 18 to 24 months, furniture has an estimated life of 5 to 7 years, software is amortized over 3 to 8 years and buildings have an estimated life of 40 years. All other assets are considered to have a 3- to 5-year life. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the lease term, if shorter. Land improvements, such as parking lots and sidewalks, are amortized using the straight-line method over the estimated useful lives of the improvements.
      When assets are disposed, the Company removes the asset and accumulated depreciation from its records and recognizes the related gain or loss in results of operations. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in operations.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Depreciation expense was $8.2 million, $9.9 million and $10.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Repairs and maintenance expenditures which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred.

Internal Use Software
      The Company follows the guidance in Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software development costs, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined factors are present, including among others, that technology exists to achieve the performance requirements. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of three years using the straight-line method.

Long-lived Assets
      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company measures the assets for impairment based upon the estimated future undiscounted cash flows from the asset.

Fair Value of Financial Instruments
      The carrying amounts of our financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair market values due to the short maturities of these financial instruments. The fair market value of our convertible senior debentures issued in June 2003 was $229.5 million and $284.4 million at December 31, 2004 and 2003, respectively, based upon the quoted market price. The fair value of our available-for-sale securities is disclose in Note 6 of the Notes to the Consolidated Financial Statements.

Amortization of Purchased Intangible Assets
      Intangible assets acquired to date are being amortized on a straight-line basis over periods ranging from 3 to 7 years. Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) the Company has ceased amortizing goodwill.
      No changes have been made to the useful lives of amortizable identifiable intangible assets in 2004. The provisions of SFAS 142 also require periodic testing of goodwill for impairment. The annual impairment test performed on the July 1, 2004 balances did not indicate any impairment.
      Aggregate amortization expense was $13.7 million, $6.5 million and $4.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Warranty
      The Company’s products are generally accompanied by a 12-month warranty, which covers both parts and labor. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), an accrual is made when it is estimable and probable based upon historical experience. A provision for estimated future warranty work is recorded in cost of goods sold upon recognition of revenue and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty work estimates.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)

Research and Development
      The Company expenses costs associated with the research and development of new software products as incurred until technological feasibility is established. Research and development costs include salaries and benefits of researchers, supplies and other expenses incurred with research and development efforts. To date the Company has not capitalized research and development costs associated with software development as products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time.

Revenue Recognition
      The Company applies the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions, to all transactions involving the sale of software products and hardware transactions where the software is not incidental.
      The Company recognizes revenue from the sale of servers, controllers and design-licensed solutions when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to the customer’s common carrier. The Company assesses whether the fee is fixed or determinable based on the terms of the contract or purchase order. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from our customers. If EFI determines that collection of a fee is not reasonably assured, it defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.
      For all sales, the Company uses either a binding purchase order or signed contract as evidence of an arrangement. Sales through some of our OEMs are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis. Our arrangements do not generally include acceptance clauses.
      We license our software under perpetual licenses. Revenue from software consists of software licensing, post-contract customer support and professional consulting. Revenue is allocated to the support elements of an agreement using vendor specific objective evidence of fair value (“VSOE”) and to the software license portion of the agreements using the residual method. VSOE is determined based on the price charged when the element is sold separately or for post-contract customer support based on substantative renewal rates. Revenue allocated to software licenses is recognized when the following four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue allocated to post-contract support is recognized ratably over the term of the support contract (typically one to two years), assuming the four basic criteria are met. We also have subscription arrangements where the customer pays a fixed fee and receives services over a period of time. We recognize revenue from the subscriptions ratably over the service period. Any upfront setup fees associated with our subscription arrangements are recognized ratably, generally over one year.

Advertising
      Advertising costs are expensed as incurred. Total advertising and promotional expenses were $2.6 million for 2004, $3.3 million for 2003 and $3.6 million for 2002.

Income Taxes
      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. Under SFAS 109, deferred tax liabilities

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has provided US taxes on Non-US income to the extent these earnings are not permanently reinvested.

Business Combinations
      The Company applies the provisions of SFAS 141, Business Combinations, when accounting for our acquisitions. The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. The Company engages independent third-party appraisal firms to assist in determining the fair values of intangible assets acquired. All acquisitions are included in the Company’s financial statements from the date of acquisition.

Employee Stock-Based Compensation
      In 1997, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted under this standard, the Company has elected to use the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for its stock options and other stock-based employee awards. Accordingly, no compensation cost related to stock options has been recorded in the income statement for stock-based compensation granted to employees. In December 2004 SFAS 123 was revised (SFAS 123R) to require that compensation cost relating to share-based payment transactions be recognized in all financial statements. We will be required to update our financial statements under SFAS 123R beginning with the third quarter of 2005.
      Had compensation cost for options and restricted stock granted in 2004, 2003 and 2002 under the Company’s stock-compensation plans been determined based on the fair value at the grant dates as prescribed

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
by SFAS 123, the Company’s net income and pro forma net income (loss) per share would have been as follows:

		Years Ended December 31,

		2004	2003	2002

		(In thousands, except per share
		amounts)
Net income (loss)	As reported	$38,019	$26,508	$15,968
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effect		322	30	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		17,235	17,859	21,841

	Pro forma	$21,106	$8,679	$(5,873)

After-tax equivalent of expense related to 1.50% senior convertible debentures		2,999	—	—
Income for dilution calculation	Pro forma	$24,105	$8,679	$(5,873)

Net income (loss) per basic common share	As reported	$0.71	$0.49	$0.29

	Pro forma	$0.39	$0.16	$(0.11)

Net income (loss) per diluted common share	As reported	$0.64	$0.48	$0.29

	Pro forma	$0.38	$0.16	$(0.11)

      See Note 11, “Employee Benefit Plans” for additional disclosures related to FAS 123.

Foreign Currency Translation
      The U.S. dollar is the functional currency for all of the Company’s foreign operations, except for its Best GmbH subsidiary, which is considered to be euro functional and its Japanese subsidiary which is considered to be Japanese yen functional. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income. Where a currency other than the U.S. dollar is the functional currency, translation adjustments are recorded as a separate component of stockholders’ equity. Foreign currency translation and transaction gains and losses have not been significant in any period presented.

Computation of Net Income per Common Share
      Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method and from the potential conversion of our senior convertible 1.50% debentures. In addition, in computing the dilutive effect of the convertible securities, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with our convertible debt. Any potential shares that are anti-dilutive as defined in SFAS 128 are excluded from the effect of dilutive securities. The Company adopted EITF 04-08 in December 2004, and therefore has restated the diluted earnings calculation in 2003 for the effect of the potential conversion of our senior convertible 1.50% debentures.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table presents a reconciliation of basic and diluted earnings per share for the three years ended December 31, 2004:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Basic net income per share:
Net income available to common shareholders	$38,019	$26,508	$15,968

Weighted average common shares outstanding	53,898	53,789	54,256
Basic net income per share	$0.71	$0.49	$0.29

Dilutive net income per share
Net income	$38,019	$26,508	$15,968
After-tax equivalent of expense related to 1.50% senior convertible debentures	2,999	1,724	—

Income for purposes of computing diluted net income per share	$41,018	$28,232	$15,968

Weighted average common share outstanding	53,898	53,789	54,256
Dilutive stock options(1)	1,014	1,050	596
Weighted average assumed conversion of 1.50% senior convertible debentures	9,084	5,299	—

Weighted average common shares outstanding for purposes of computing diluted net income per share	63,996	60,138	54,852

Dilutive net income per share	$0.64	$0.47	$0.29

(1)	Anti-dilutive weighted shares of common stock of 3,323; 4,313; and 5,276 as of December 31, 2004, 2003 and 2002, respectively, have been excluded from the effect of dilutive securities because the options’ exercise prices were greater than the average market price of the common shares for the years then ended.

Accounting for Derivative Instruments and Risk Management
      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. The Company had two embedded derivatives related to the 1.50% Senior Convertible Debentures as of December 31, 2004, the fair value of which were insignificant. The Company had no other derivatives as of December 31, 2004.

Variable Interest Entities
      The Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“FIN 46R”) in 2003, which requires that we consolidate any variable interest entities, or VIE, in which we are the primary beneficiary.
      The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. The adoption of FIN 46R did not have a material impact on the Company’s financial condition or results of operation. The Company has evaluated and will continue to assess its synthetic lease arrangements and other entities that we have a relationship with that may be deemed a VIE.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

SFAS 153
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29(“SFAS 153”). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2004. The implementation of the pronouncement is not expected to have a material impact on the Company’s financial condition or results of operations.

SFAS 123 (Revised 2004)
      On December 16, 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on July 1, 2005.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements.

EITF 03-1
      In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for the year ended December 31, 2004. The Company will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 2:	Supplemental Cash Flow Information

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest expense	$(3,698)	$(1,777)	$(54)

Cash (paid) refunded for income taxes	$(4,048)	$166	$2,382

Acquisition related activities:
Cash paid for acquisitions	$(11,811)	$(58,832)	$(1,926)
Cash acquired in acquisitions	261	592	2

Net cash paid for acquisitions	$(11,550)	$(58,240)	$(1,924)

Common stock issued in connection with acquisitions	—	$(5,011)	—

Non-cash financing transactions:
Tax benefit from the exercise of non-qualified stock options recorded as a reduction of income tax payable	$5,270	$8,123	$1,497

Note 3:	Mergers and Acquisitions

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

(In thousands)
Cash	$261
Other tangible assets	336
In-process research and development	1,000
Acquired technology	3,800
Other intangible assets	1,200
Goodwill	8,613

15,210
Liabilities assumed	(1,791)
Deferred tax liability related to assets acquired	(1,608)

$11,811

      The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives; developed technology has a three-year life, customer relationships have a four-year life and the remaining acquired intangibles have a five-year life.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
      During 2004 the Company reduced goodwill for $0.01 million related to reserves established at the time of the acquisition.

Printcafe Software, Inc.
      In October 2003 the Company acquired Printcafe Software, Inc. (“Printcafe”) for total consideration of approximately $33.4 million, paid in cash and common stock of the Company. Approximately 12.9 million shares of Printcafe common stock were issued and outstanding on that date, of which approximately 8.8 million shares of Printcafe common stock were redeemed for $22.9 million and approximately 1.9 million shares of Printcafe common stock were exchanged for approximately 0.2 million shares of the Company’s common stock, valued at $5.0 million The remaining 2.1 million shares of stock were acquired by the Company for $5.5 million earlier in 2003. The Company applied the equity method of accounting for its investment in Printcafe and accordingly recorded a charge of $1.6 million based upon its share of Printcafe’s losses for the pre-acquisition period. The Company incurred $0.9 million of capitalized transaction-related costs including legal fees, accounting fees and other consulting fees and assumed stock options with a fair

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
value of $0.6 million. The Company assumed liabilities in excess of assets on the date of acquisition of $14.9 million. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition as follows:

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
      During 2004 the Company reduced goodwill for $1.0 million related to reserves established at the time of the acquisition.
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

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)

T/ R Systems, Inc.
      In November 2003 the Company acquired T/ R Systems, Inc., for approximately $20.0 million in cash. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

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
      During 2004 the Company increased goodwill for $0.04 million related to reserves established at the time of the acquisition.
      T/ R Systems’s Micropress engine enhanced our black-and-white server offerings. T/ R also provided us access to a web-based document submission program.

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

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

	Year Ended December 31,

	2004	2003

	(In thousands, except per
	share data)
Revenue	$396,686	$426,082

Net income (loss)	$39,274	$25,433

Net income per basic common share	$0.73	$0.47

Net income per diluted common share	$0.66	$0.42

Note 4:	Balance Sheet Components

	December 31,

	2004	2003

	(In thousands)
Accounts receivable, net:
Accounts receivable	$44,214	$57,211
Less allowances	(3,086)	(3,894)

	$41,128	$53,317

Inventories, net of allowances:
Raw materials	$3,475	$5,542
Finished goods	2,054	2,447

	$5,529	$7,989

Other current assets:
Deferred income taxes, current portion	$16,666	$23,725
Receivable from subcontract manufacturers	1,377	938
Other	4,114	4,055

	$22,157	$28,718

Property and equipment, net:
Land, building and improvements	$37,018	$38,857
Equipment and purchased software	42,767	45,733
Furniture and leasehold improvements	14,231	13,994

	94,016	98,584
Less accumulated depreciation and amortization	(49,692)	(49,490)

	$44,324	$49,094

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)

	December 31,

	2004	2003

	(In thousands)
Other assets:
Deferred income taxes, non-current portion	$35,184	$12,788
Debt issuance costs	4,726	5,953
Other	2,080	743

	$41,990	$19,484

Accrued and other liabilities:
Accrued compensation and benefits	$18,089	$18,993
Deferred revenue	16,113	14,070
Warranty provision	1,838	2,103
Accrued royalty payments	6,347	7,916
Other accrued liabilities	19,832	24,304

	$62,219	$67,386

Note 5:	Goodwill and Other Intangible Assets

		December 31, 2004			December 31, 2003

	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

		(In thousands)
Goodwill		$73,768	—	$73,768	$67,166	—	$67,166

Acquired technology	5.8 yrs	$37,971	$(17,465)	$20,506	$36,281	$(10,472)	$25,809
Patents, trademarks and trade names	5.1 yrs	10,708	(6,647)	4,061	11,186	(4,780)	6,406
Other intangible assets	4.5 yrs	20,965	(4,690)	16,275	19,525	(708)	18,817

Amortizable intangible assets	5.4 yrs	$69,644	$(28,802)	$40,842	$66,992	$(15,960)	$51,032

      Acquired technology, patents, trademarks and trade names and other intangible assets are amortized over their estimated useful lives of 3 to 10 years using the straight-line method. Aggregate amortization expense was $13.7 million, $6.5 million and $4.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 future estimated amortization expense related to amortizable intangible assets is estimated to be:

(In thousands)
2005	$12,862
2006	12,495
2007	9,475
2008	3,873
2009 and thereafter	2,137

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
      As of December 31, 2004, the Company had goodwill of $73.8 million. No impairments have been recorded against the goodwill account since the adoption of SFAS 142, Goodwill and Other Intangible Assets on January 1, 2002. A reconciliation of the activity in goodwill for 2003 and 2004 is presented below.

	(In thousands)
Beginning balance, January 1, 2003	$43,552
Additions	23,560	(1)
Impairments	—
Other	54	(2)

Ending Balance, December 31, 2003	$67,166

Additions	8,613	(3)
Impairments	—
Other	(2,011	)(4)

Ending Balance, December 31, 2004	$73,768

(1)	The additions to goodwill include $5.3 million for Best GmbH, $12.5 million for Printcafe and $5.3 million for T/ R Systems and $0.4 million for Unimobile.

(2)	Translation adjustments on the Best GmbH balance of $0.6 million and an adjustment to tax accruals related to the 2000 Splash acquisition of $0.5 million are included in the Other line.

(3)	The additions to goodwill include $8.6 million for ADS Technology

(4)	Included in the Other line are translation adjustments on the Best GmbH balance of $0.5 million, an adjustment to tax accruals related to the 2000 Splash acquisition of ($2.3 million), and adjustments to our 2003 acquisitions of ($0.2 million).
Note 6: Short-term and Restricted Short-term Investments
      Debt and marketable equity securities are classified as available-for-sale and are carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income,” net of tax. We review investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.
      Included in the disclosures below are $59.6 million at December 31, 2003 of restricted short-term investments reported on the balance sheet under “Restricted cash, cash equivalents and short-term investments” that are considered available-for-sale.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following tables summarize the Company’s available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

		(In thousands)
December 31, 2004
Municipal Securities	$28,509	$13	$(151)	$28,371
U.S. Government Securities	168,789	—	(1,121)	167,668
Corporate Securities	310,574	—	(3,376)	307,198

Total short-term investments	$507,872	$13	$(4,648)	$503,237

December 31, 2003
Municipal Securities	$128,552	$478	$(7)	$129,023
U.S. Government Securities	245,343	6	(642)	244,707
Corporate Securities	196,925	7	(119)	196,813

Total short-term and restricted short-term investments	570,820	491	(768)	570,543
Less: Restricted short-term investments	(59,589)	(5)	—	(59,594)

Total short-term investments	$511,231	$486	$(768)	$510,949

      The following table summarizes the contractual maturities of the available-for-sale investment securities as of December 31, 2004:

	Amortized
	Cost	Fair Value

	(In thousands)
Less than one year	$15,053	$15,042
Due in 1-2 years	175,572	174,672
Due in 2-3 years	317,247	313,523

Total short-term investments	$507,872	$503,237

      The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months, aggregated by investment category, at December 31, 2004:

		Unrealized
	Fair Value	Losses

	(In thousands)
Municipal Securities	$12,778	$(119)
U.S. Governmental Securities	94,119	(776)
Corporate Securities	221,191	(2,352)

Total	$328,088	$(3,247)

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months, aggregated by investment category, at December 31, 2004:

		Unrealized
	Fair Value	Losses

	(In thousands)
Municipal Securities	$10,767	$(66)
U.S. Governmental Securities	87,623	(545)
Corporate Securities	71,307	(817)

Total	$169,697	$(1,428)

Note 7:	Long-Term Debt
      On June 4, 2003 the Company sold $240.0 million of its 1.50% convertible senior debentures due in 2023 (the “Debentures”) in private placement. The Debentures have been registered with the Securities and Exchange Commission under the Securities Act of 1933 pursuant to a registration statement that was declared effective in January 2004. The Debentures are unsecured senior obligations of the Company, paying interest semi-annually in arrears at an annual rate of 1.50%. Additional interest at a rate of 0.35% per annum will be paid if the average market price of the debentures for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equal 120% or more of the principal amount of the debentures, beginning in the sixth year after issuance. The Debentures are convertible before maturity into 9,084,192 shares of EFI common stock at a conversion price of approximately $26.42 per share of common stock but only upon the stock trading at or above $31.70 per share for 20 consecutive trading days during the last 30 consecutive trading days of the preceding fiscal quarter, or upon the occurrence of certain other specified events. The Company may redeem the Debentures at its option, on or after June 1, 2008 at a redemption price equal to par plus accrued interest, if any. In addition, holders of the Debentures may require the Company to repurchase all or some of the Debentures on June 1, 2008, 2013 and 2018 at a price equal to 100% of the principal amount plus accrued interest, including contingent interest, if any. The Company will pay the repurchase price for any debentures repurchased on June 1, 2008 in cash, but may choose to pay the repurchase price in cash, common stock of the Company, or any combination thereof in 2013 and 2018. Additionally, a holder may require the Company to repurchase all or a portion of that holder’s debentures if a fundamental change, as defined in the indenture, occurs prior to June 1, 2008 at 100% of their principal amount, plus any accrued and unpaid interest, including contingent interest, if any. The Company may choose to pay the repurchase price in cash, common stock of the Company, or any combination thereof.

	December 31,	December 31,
	2004	2003

	(In thousands)
1.50% convertible debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$240,000
Bonds due to City of Foster City, variable interest rate, interest and principal payments due semi-annually	—	236

	$240,000	$240,236

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 8:	Commitments and Contingencies

Leases

Off-Balance Sheet Financing — Synthetic Lease Arrangement
      The Company is a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering its Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. Both Leases expire in July 2014. The Company may, at its option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease). The Company has guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, the Company must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. The Company is in compliance with all of the covenants at December 31, 2004. The Company is liable to the lessor for the financed amount of the buildings if it defaults on its covenants.
      The Company has assessed its exposure in relation to the first loss guarantees under the Leases and believes that there is no deficiency to the guaranteed value at December 31, 2004. If there is a decline in value, the Company will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease totaling $88.6 million at December 31, 2004) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, the Company has entered into separate ground leases with the lessor for approximately 30 years.
      The Company is treated as the owner of these buildings for federal income tax purposes.
      As part of the amended financing arrangement for the 301 Lease, the Company was required to complete a valuation of the building located at 301 Velocity Way. Under the original financing agreement, upon termination of the original lease the Company guaranteed the lessor an 82% residual value in the building which cost $43.1 million. The recent valuation indicated a value of approximately $31.7 million, and the Company paid $11.4 million to the lessor and recorded a one-time loss associated with the original lease in the third quarter of 2004. In addition, the Company was required to write off $0.9 million of capitalized lease costs associated with the original lease.
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

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following summarizes the future minimum lease payments under the non-cancelable operating leases:

Fiscal Year

(In thousands)
2005	$8,184
2006	7,887
2007	7,482
2008	6,331
2009	5,976
2010 and thereafter	22,869

Total	$58,729

      Lease obligation related to the principal corporate facility is estimated and is based on current market interest rates (LIBOR) and based on collateralized assumptions.
      Rental expense amounted to approximately $4.7 million, $3.6 million and $4.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Purchase Commitments
      The Company sub-contracts with other companies to manufacture its products. During the normal course of business the sub-contractors procure components based upon orders placed by the Company. If the Company cancels all or part of the order, it may still be liable to the sub-contractors for the cost of the components purchased by the sub-contractors for placement in its products. The Company periodically reviews the potential liability and the adequacy of the related allowance. The Company’s consolidated financial position and results of operations could be negatively impacted if the Company were required to compensate the sub-contract manufacturers for amounts in excess of the related allowance.

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

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Changes in the warranty reserves for the years ended December 31, 2003 and 2004 were as follows:

(In thousands)
Balance at December 31, 2002	$2,515
Provision for warranty during the year	1,493
Settlements	(1,905)

Balance at December 31, 2003	$2,103
Provision for warranty during the year	1,742
Settlements	(2,007)

Balance at December 31, 2004	$1,838

      The lease agreements for the Company’s headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. The Company has determined that the residual value guarantees have no material value as of December 31, 2004.
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

Legal Proceedings
      Over the past several years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that the Company buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue the Company and its customers for allegedly infringing his soon to be issued patent and for allegedly misappropriating his alleged trade secrets. The Company believes Mr. Coyle’s claims are baseless and completely without merit. Therefore, on December 11, 2001, the Company filed a declaratory relief action in the United States District Court for the Northern District of California, asking the Court to declare that the Company and its customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor has it infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through its sale of Fiery, Splash or EDOX print controllers. The Company also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against the Company, its suppliers, vendors, customers and users of its products for breach of contract and misappropriation of trade secrets. On March  26, 2002, the Northern District of California Court dismissed the Company’s complaint citing the Court’s lack of jurisdiction over Mr. Coyle. The Company appealed the Court’s dismissal to the Court of Appeals for the Federal Circuit in Washington D.C., who reversed the dismissal of its case and remanded it back to the Northern District of California Court. Mr. Coyle and Kolbet Labs subsequently moved to dismiss the Company’s complaint under the Declaratory Judgment Act. The Court granted dismissal on February 17, 2004. The Company again appealed to the Federal Circuit, which again reversed and remanded the case on January 5, 2005 finding that the Company’s declaratory action comported with the Declaratory Judgment Act. The Federal Circuit further noted that the Declaratory Judgment Act was indeed intended for the very situation the Company faced. Meanwhile, on February 17, 2004, the Company filed a second declaratory relief action in the Northern District of California against Mr. Coyle and Kolbet Labs. In light of the Federal Circuit’s decision to remand the original action, the Company dismissed this second action voluntarily and is now pursuing all of its claims in the original action.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
      On February 26, 2002, Mr. Coyle’s company, J&L Electronics, filed a complaint against the Company in the United States District Court for the District of Nevada alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. The Company denied all of the allegations and management believed this lawsuit to be without merit. On March 28, 2003, the Federal District Judge dismissed the complaint for lack of jurisdiction over the Company. J&L Electronics appealed the dismissal to the Court of Appeals for the Federal Circuit. On February 9, 2004, the Court of Appeals for the Federal Circuit affirmed the dismissal of J&L Electronics’ complaint. J&L appealed to the U.S. Supreme Court who denied his petition on January 12, 2004. Although Mr. Coyle lost both of his appeals in the Nevada action, he caused J&L Electronics to initiate yet another legal action, this time in Arizona.
      On May 3, 2004, J&L Electronics, filed a complaint against the Company in the United States District Court for the District of Arizona alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. The Company moved to have that legal action dismissed or transferred to California. On January 19, 2005, the Arizona court ordered the action transferred to the United States Court for the District of Northern California.The Company intends to move the court to combine its original action with the now-transferred Arizona action. The Company believes that the claims in the transferred Arizona action are without merit and plans to vigorously pursue dismissal of these claims in the consolidated action.
      On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., now a wholly owned subsidiary of the Company and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. The Company acquired Printcafe in October 2003. On June 28, 2004, an amended complaint was filed in the action adding additional Printcafe directors as defendants. While the Company believes this lawsuit is without merit, the parties have reached an agreement in principle to fully and finally resolve this litigation, subject to the Court’s approval of the proposed class action settlement. The Company anticipates executing a written Stipulation and Settlement Agreement and jointly moving for the Court’s preliminary approval of the settlement with the next 90 days. If preliminarily approved by the Court a final fairness hearing will be scheduled accordingly.
      Because of the uncertainties related to both the amount and range of loss on the pending litigation matters, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. However, we have reserved the minimum amount that we expect to pay under the two cases discussed above. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on the business, results of operations financial condition and cash flow.
      In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of its business.

Note 9:	Common Stock Repurchase Programs
      In August 2004, the Board of Directors of the Company authorized $100.0 million to be used to repurchase shares of its common stock over the next year. A total of 53,061 shares were repurchased under this program in 2004. The $100.0 million repurchase program was intended to partially offset the exercise of common stock options by employees and the distribution of common stock through the 2000 Employee Stock Purchase Plan.
      In November 2003, the Board of Directors of the Company authorized $50.0 million to be used to repurchase shares of its common stock over the next year. A total of 2,096,012 shares were repurchased under

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
this program and was closed out in August 2004. The $50.0 million repurchase program was intended to partially offset the exercise of common stock options by employees and the distribution of common stock through the 2000 Employee Stock Purchase Plan.
      The Company repurchased approximately 3.1 million shares of its common stock for $18.56 per share, including transaction fees in June 2003 with funds received from the sale of its 1.50% senior convertible debentures. The Company repurchased 35,000 shares of its common stock as of December 31, 2003 and repurchased an additional 166,897 shares in 2004, which equals the 201,897 shares issued in connection with the acquisition of Printcafe.
      None of the shares of common stock repurchased by the Company have been cancelled.

Note 10:	Income Taxes
      The components of income from operations before income taxes are as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
U.S.	$8,080	$21,648	$7,222
Foreign	16,148	19,680	15,589

Total	24,228	41,328	22,811

      The benefit (provision) for income taxes is summarized as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Current:
U.S. Federal	$8,233	$(10,120)	$(907)
State	1,454	(1,447)	(157)
Foreign	(1,224)	(1,490)	(2,690)

Total current	8,463	(13,057)	(3,754)

Deferred:
U.S. Federal	4,946	(3,536)	(4,116)
State	(241)	1,734	976
Foreign	623	39	51

Total deferred	5,328	(1,763)	(3,089)

Total provision (benefit) for income taxes	$13,791	$(14,820)	$(6,843)

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

	December 31,

	2004	2003

	(In thousands)
Depreciation	$(2,239)	$(5,193)
Amortization of intangibles	(4,847)	(6,614)
Convertible debt	(9,055)	(3,352)
Unremitted earnings of foreign subsidiaries	—	(15,668)

Gross deferred tax liabilities	(16,141)	(30,827)

Inventory allowances	2,240	3,246
Other allowances and accruals	7,970	7,092
Accrued compensation and benefits	2,952	1,727
Deferred tax on intercompany transactions	—	2,557
Net operating loss carryforwards	31,384	26,989
Tax credit carryforwards	21,712	20,750
Deferred revenue	945	4,656
Other	2,740	2,275

Gross deferred tax assets	69,943	69,292

Deferred tax valuation allowance	(1,952)	(1,952)

Total deferred tax assets, net	$51,850	$36,513

      A reconciliation between the income tax provision computed at the federal statutory rate and the actual tax provision is as follows:

	Years Ended December 31,

	2004		2003		2002

	$	%	$	%	$	%

			(In thousands)
Tax expense at federal statutory rate	$8,480	35.0	$14,465	35.0	$7,983	35.0
State income taxes, net of federal benefit	608	2.5	2,007	4.9	507	2.2
Tax-exempt interest income	(348)	(1.4)	(1,772)	(4.3)	(2,927)	(12.8)
Research and development credits	(4,076)	(16.8)	(3,341)	(8.1)	(1,066)	(4.7)
Foreign tax rate differential	(495)	(2.0)	(1,022)	(2.5)	1,992	8.7
In-process technology and amortization of goodwill	350	1.4	4,200	10.2	—	0.0
Change in Accounting for Foreign Earnings	(11,077)	(45.7)	—	0.0	—	0.0
Reduction in accrual for estimated potential tax assessments	(7,857)	(32.5)	—	0.0	—	0.0
Other	624	2.6	283	0.7	354	1.6

	$(13,791)	(56.9)	$14,820	35.9	$6,843	30.0
      The company has approximately $85.2 million and $26.6 million of loss and credit carry-forwards at December 31, 2004. These losses and credits will expire through 2024. A significant portion of these net

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
operating loss and credit carry-forwards relate to recent acquisitions and utilization of these loss and credit carry-forwards will be subject to an annual limitation under the U.S. Internal Revenue Code. The Company also has a valuation allowance related to foreign tax credits resulting from the 2003 acquistion of Best GmbH. If these foreign tax credits are ultimately utilized, the resulting benefit would reduce goodwill rather than tax expense.
      The Internal Revenue Service (IRS) has completed its examination of the company’s income tax returns for the years 1999 through 2001. In the first quarter of 2005, the IRS will start an examination of the company’s income tax returns for the years 2002 and 2003. The company is also subject to ongoing audits by state and foreign tax authorities. The company believes that adequate accruals for potential assessments have been made for all years.
      Effective in the third quarter of 2004, the Company has elected to permanently reinvest its unremitted earnings of certain foreign subsidiaries. The effect of this change resulted in the permanent reinvestment of $29.0 million of unremitted earnings recorded prior to 2004 and the reversal of approximately $11.1 million of previously recorded deferred tax liabilities associated with those earnings. As of December 31, 2004, the Company has permanently reinvested $33.8 million of unremitted earnings. Should these earnings be remitted to the U.S., the tax on these earnings would be approximately $3.3 million.
      On October 22, 2004, The American Jobs Creation Act of 2004 (The Act) was enacted. The Act creates a temporary incentive for US companies to repatriate accumulated income earned outside the United States by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction would create an approximate 5.25% US federal tax on repatriated earnings. The earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company’s chief executive officer and approved by the Company’s board of directors.
      The Company is currently evaluating whether or not to repatriate cash pursuant to the Act. It is reasonably possible that we may repatriate some amount up to $80.0 million. The Company is waiting for additional regulatory guidance and the enactment of statutory technical corrections to the Act before making a determination on the amounts to repatriate. Until the repatriation amount is finalized, the Company is unable to determine the tax liability related to the repatriation under the Act. The estimated range of the tax liability resulting from the amount eligible for the temporary deduction under the act is up to approximately $11.0 million. We expect to be in a position to finalize our assessment of the repatriation amount and the resulting tax by the second quarter of 2005.

Note 11:	Employee Benefit Plans
      As of December 31, 2004, the Company has eleven stock-based compensation plans, described below. The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock-based compensation granted to employees under its fixed stock option plans.

Stock Option Plans
      The Company has ten stock option plans. The exercise price of each option granted under any open plan equals the market price of the Company’s stock on the date of grant and with a term of 7 to 10 years. Options are granted periodically throughout the year and generally vest ratably over two to four years. At December 31, 2004, approximately 4.5 million shares were available for future grants to employees, directors or consultants. The Company does not grant any options under the closed plans, however all outstanding options

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
under the closed plans continue to be governed by the terms and conditions of the existing option agreements for those grants.

			Shares
			Available for
Plan Name	Status	Origin	Distribution

2004 Equity Incentive Plan	Open	Original	3,703,150
1999 Equity Incentive Plan	Open	Original	596,165
Splash 1996 Stock Option Plan	Open	Assumed	8,812
Printcafe 2002 Stock Incentive Plan	Open	Assumed	8,889
Printcafe 2002 Key Executive Stock Incentive Plan	Open	Assumed	54,609
T/ R Systems	Open	Assumed	173,173
1990 Stock Plan	Closed	Original	n/a
MGI 1985 Nonqualified Stock Option Plan	Closed	Assumed	n/a
Prograph 1999 Stock Incentive Plan	Closed	Assumed	n/a
Printcafe Inc. 2000 Stock Incentive Plan	Closed	Assumed	n/a

Total shares available, December 31, 2004			4,544,798

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

	Years Ended December 31,

Black Scholes Assumptions & Fair Value	2004	2003	2002

Expected Volatility	46.1% — 56.9%	62.4% — 68.1%	69.1%
Dividend Yield	0.0%	0.0%	0.0%
Risk Free Interest Rate	2.25 to 3.40%	2.0 to 2.75%	2.16 to 2.99%
Weighted Average Expected Option Term	3.6 — 3.75 years	3.4 — 4.0 years	4.0 years
Weighted Average Fair Value of Options Granted	$12.08	$11.99	$10.28
      Stock issued under the ESPP plan are valued using the same assumptions as the stock grants, except that the term is reduced to 6 months.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)
      A summary of the status of the Company’s stock option activity as of and for the years ended December 31, 2004, 2003 and 2002 is presented below:

	Years Ended December 31,

	2004		2003		2002

		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(Shares in thousands)
Options outstanding, beginning of year	11,487	$24.21	11,128	$21.25	9,376	$22.96
Granted	344	24.09	3,269	20.48	3,172	17.06
Assumed thru acquisitions	—	—	140	189.96	—	—
Exercised	(1,384)	15.85	(2,425)	15.11	(414)	11.44
Forfeited	(700)	32.33	(625)	23.61	(1,006)	25.99

Options outstanding, end of year	9,747	$24.81	11,487	$24.21	11,128	$21.25

Options exercisable, end of year	7,212	$26.20	6,693	$27.06	7,122	$23.75

      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

		(Shares in thousands)
$9.96 to $13.75	1,057	5.64	$12.8889	1,047	$12.8822
$13.81 to $16.57	477	5.68	15.5737	342	15.4628
$16.60 to $17.15	1,268	7.33	17.1427	1,046	17.1500
$17.33 to $17.50	238	7.29	17.4914	203	17.4994
$17.52 to $19.45	2,207	5.76	19.4129	793	19.4075
$19.50 to $22.32	1,211	5.82	21.8022	1,126	21.9161
$22.37 to $26.59	1,055	5.12	25.1147	560	24.9243
$26.63 to $27.74	158	6.13	27.3455	40	27.4215
$27.75 to 33.82	1,111	4.15	33.6415	1,099	33.6990
$34.37 to $7,467.09	965	3.69	59.5003	956	59.1389

$9.96 to $7,467.09	9,747	5.54	$24.8080	7,212	$26.2006

Restricted Stock Grants
      In 2003, the Company granted restricted stock from the 1999 Equity Incentive Plan to certain employees. The grant price of the restricted shares has a range of $24.65 to $25.28 per share, which equals the estimated grant date fair value. The vesting periods range from 12 to 48 months and can be accelerated if certain specified goals are achieved. The estimated fair value of the restricted stock was recorded in additional paid-in capital, with an off-setting amount recorded as deferred compensation in the stockholders’ equity section of the balance sheet. As the stock vests, compensation expense is recorded in the income statement and the deferred compensation account is relieved. Approximately $448,000 and $47,000 was recorded as compensation expense for the years ended December 31, 2004 and 2003, respectively.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)

Employee Stock Purchase Plan
      In 2001, the Company established an employee stock purchase plan which allows qualified employees (as defined) to purchase designated shares of the Company’s common stock at a price equal to 85% of the closing price on specified dates. The Plan is qualified under 423 of the Internal Revenue Code. The Company initially authorized 400,000 shares for purchase under this plan, with an additional 0.5% of the common shares outstanding on the first day of each year being automatically added to the shares available for issue under this plan. As of December 31, 2004, there were 309,585 shares available for purchase under this plan. The Company issued 368,198 shares during 2004 at an average purchase price of $13.68, 305,407 shares during 2003 at an average purchase price of $13.04 and 276,716 shares during 2002 at an average price of $14.75.

Employee 401(k) Plan
      The Company sponsors a 401(k) Savings Plan (the “401(k) Plan”) to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 20% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company currently matches 50% of the employee contributions, up to a maximum of the first 4% of the employee’s compensation contributed to the plan, subject to IRS limitations. The Company match is annually determined by the Board of Directors. All matching contributions vest over four years starting with the hire date of the individual employee. Company matching contributions to the Plan totaled $1.7 million in 2004, $1.0 million in 2003 and $1.1 million in 2002. The employee and the Company’s contributions are cash contributions invested in mutual funds managed by an independent fund manager, or in self-directed retirement plans. The fund manager or the employee may invest in the Company’s common stock.

Note 12:	Information Concerning Business Segments and Major Customers

Information about Products and Services
      The Company operates in a single industry segment, technology for high-quality printing in short production runs. In accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information, the Company’s operating decision-makers have been identified as the executive officers of the Company, who review the operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company does not have separate operating segments for which discrete financial statements are prepared. The Company’s management makes operating decisions and assesses performance primarily based on the marketplace acceptance of its products, which is typically measured by revenues.
      The following is a breakdown of revenues by product category for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Servers	$170,943	$178,948	$185,806
Embedded Products	121,890	139,936	122,408
Professional Printing Applications	68,484	21,782	3,970
Miscellaneous	33,287	38,921	38,001

Total Revenue	$394,604	$379,587	$350,185

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
      The following is a breakdown of revenues by shipment destination for the years ended December 31, 2004, 2003 and 2002, respectively:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
North America	$217,069	$192,326	$184,891
Europe	105,168	113,914	108,978
Japan	56,799	57,231	38,541
Rest of World	15,568	16,116	17,775

Total Revenue	$394,604	$379,587	$350,185

      The following table presents the long-lived assets held by the Company in Europe as of December 31, 2004.

	December 31,

	2004	2003

	(In thousands)
Goodwill	$6,882	$6,349
Intangible Assets, net	4,541	5,107

	$11,423	$11,456

Information about Major Customers
      For the past three years we have had three major customers, Canon, Konica Minolta (Minolta only in 2002) and Xerox, each with total revenues greater than 10%. These customers, in order of magnitude, accounted for approximately 22%, 21% and 17% of revenue in 2004, approximately 28%, 25% and 19% of revenue in 2003 and approximately 29%, 28% and 10% of revenue in 2002. These same three customers, each with accounts receivable balances greater than 10% of our total accounts receivable balance, in aggregate accounted for approximately 49% and 66% of the accounts receivable balance as of December 31, 2004 and 2003, respectively.

Electronics for Imaging, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 13:	Unaudited Quarterly Consolidated Financial Information
      The following table presents the Company’s operating results for each of the eight quarters in the two-year period ended December 31, 2004. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the notes thereto appearing in this Annual Report. These operating results are not necessarily indicative of the results for any future period.

2004:	Q1	Q2	Q3	Q4

	(In thousands, except per share data)
Revenue	$106,682	$109,107	$97,586	$81,229
Gross profit	68,562	71,050	63,597	53,013
Income (loss) from operations	11,341	13,026	(7,972)	(2,366)
Net income	11,009	10,138	16,059	813
In-process research and development charges	(1,000)	—	—	—
Gain on sale of assets	(2,994)	—	—	—
Real estate related charges	—	—	(14,394)	—
Benefit from settlement of IRS audit	—	—	18,935	—
Net income for dilution calculation(1)	11,759	10,888	16,809	813
Net income per basic common share	$0.20	$0.19	$0.30	$0.02
Net income per diluted common share(1)	$0.18	$0.17	$0.27	$0.02

2003:	Q1	Q2	Q3	Q4

Revenue	$85,715	$88,689	$97,330	$107,853
Gross profit	49,486	53,430	59,678	68,938
Income from operations	4,411	8,641	14,359	4,468
Net income	5,102	8,091	12,249	1,066
In-process research and development charges	(1,220)	—	—	(12,000)
Litigation settlement income	—	—	1,568	840
Net income for dilution calculation(1)	5,102	8,316	12,999	1,066
Net income per basic common share	$0.09	$0.15	$0.23	$0.02
Net income per diluted common share(1)	$0.09	$0.14	$0.21	$0.02

(1)	The quarterly information for 2003 and 2004 have been restated to reflect the dilutive effect of the 9,084,192 shares of common stock related to the 1.50% senior convertible debentures issued in the second quarter of 2003. Net income for dilution was calculated by adding back the after-tax effect of interest and other debt-related expense for each period. In the fourth quarter of 2003 and 2004 the shares were anti-dilutive, and were excluded from the calculation.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
      Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.
      Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2004.
      We have excluded Automated Dispatch Systems Inc. (ADS) from our assessment of internal control over financial reporting as December 31, 2004 because it was acquired by the Company in a purchase business combination during fiscal year 2004. ADS is a wholly-owned subsidiary whose total assets and total revenue represent 0.1% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
      There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10:	Directors and Executive Officers of the Registrant
      Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”). Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2005 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement. Information regarding the audit committee of our board of directors and information regarding an audit committee financial expert is incorporated by reference from information contained under the caption “Committees of the Board of Directors” in our 2005 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Committees of the Board of Directors” in our 2005 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our board of is incorporated by reference from information contained under the caption “Committees of the Board of Directors” in our 2005 Proxy Statement.

Item 11:	Executive Compensation
      The information required by this item is incorporated by reference from the information contained under the caption “Executive Compensation” in our 2005 Proxy Statement.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth below, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2005 Proxy Statement.
      Securities Authorized for Issuance Under Equity Compensation Plans
      The following table sets forth information as of December 31, 2004 concerning securities that are authorized under equity compensation plans.

Weighted-
Average Exercise
	Number of Securities	Price of	Number of Securities Remaining
	to be Issued upon	Outstanding	Available for Future Issuance
	Exercise of	Options,	under Equity Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	Rights	Column 1)

Equity compensation plans approved by stockholders	9,737,177	$23.77	4,544,798
Equity compensation plans not approved by stockholders	—	—	—

TOTAL	9,737,177	$23.77	4,544,798

      This table does not include options outstanding as of December 31, 2004, representing 9,370 shares with an average exercise price of $1,103.94, that were assumed in connection with business combinations where additional grants cannot be made.

Item 13:	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference from the information contained under the caption “Related Transactions” in our 2005 Proxy Statement.

Item 14:	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2005 Proxy Statement.
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
      (3) Exhibits

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc.(6)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc.(7)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc.(4)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc.(15)

3.1	Amended and Restated Certificate of Incorporation(2)

3.2	Bylaws as amended(1)

4.2	Specimen Common Stock certificate of the Company(1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023(8)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above)(8)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated(8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company(5)

Exhibit
No.	Description

10.2	1990 Stock Plan of the Company(1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan(17)

10.4	The 1999 Equity Incentive Plan as amended(3)

10.5	2000 Employee Stock Purchase Plan as amended(3)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date(13)

10.8	Prographics, Inc. 1999 Stock Option Plan(10)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan(10)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan(10)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan(10)

10.12	T/R Systems, Inc. 1999 Stock Option Plan(11)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan(12)

10.14	Form of Indemnification Agreement(1)

10.15	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company(9)

10.16	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company(9)

10.17	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company(9)

10.18	Master Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale(14)

10.19	Amended and Restated Master Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004, among the Company, Société Générale Financial Corporation and Société Générale(16)

21	List of Subsidiaries

23.1	Consent of Independent Registerd Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 +     The Company has received confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.

(7)	Filed as exhibit (d) (5) to the Company’s TO/ A Number 3 on October 20, 2000 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(10)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(11)	Filed as an exhibit to T/ R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.

(15)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Form 8-K filed on October 6, 2004 (File No. 000-18805 and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.
      (b) Reports on Form 8-K

On October 6, 2004 we filed an 8-K, reporting the entry into a material definitive agreement under Item 1.01.

On October 20, 2004, Electronics for Imaging, Inc under Item 2.02 of Form 8-K, announced its financial results for the third fiscal quarter of 2004 ended September 30, 2004.

On December 16, 2004, Electronics for Imaging, Inc., under Item 2.02 of Form 8-K, announced its anticipated financial results for the fourth fiscal quarter of 2004 ended December 31, 2004.
      (c) List of Exhibits

See Item 15 (a).

      (d) Consolidated Financial Statement Schedule II for the years ended December 31, 2004, 2003 and 2002, respectively.
ELECTRONICS FOR IMAGING, INC.
Schedule II
Valuation and Qualifying Accounts

	Balance at	Charged to	Charged to/			Balance at
	Beginning	Revenue and	from other			End of
Description	of Period	Expenses	Accounts		Deductions	Period

	(In thousands)
Year Ended December 31, 2004
Allowance for doubtful accounts and sales-related allowances	$3,794	$1,319	$(1,145	)(1)	$(882)	$3,086
Year Ended December 31, 2003
Allowance for doubtful accounts and sales-related allowances	$1,238	$580	$2,237	(2)	$(261)	$3,794
Year Ended December 31, 2002
Allowance for doubtful accounts and sales-related allowances	$1,631	$(196)	$20		$(217)	$1,238

(1)	Adjustment to acquired bad debt allowances: T/ R Systems — $(175), Prinitcafe Software, Inc. — $(1,070); sales-related allowance — $100

(2)	Bad debt allowance received through acquisition of Best GmbH — $30, Printcafe Software, Inc. — $1,713 and T/ R Systems, Inc — $394, and sales-related allowance — $100.

SIGNATURES
      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

By:	/s/ Guy Gecht

Guy Gecht
Chief Executive Officer
March 15, 2005
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

Signature	Title	Date

/s/ Guy Gecht Guy Gecht	Chief Executive Officer, Director	March 15, 2005

/s/ Fred Rosenzweig Fred Rosenzweig	President, Director	March 15, 2005

/s/ Joseph Cutts Joseph Cutts	Chief Financial Officer, Chief Operating Officer and Corporate Secretary	March 15, 2005

/s/ Gill Cogan Gill Cogan	Director	March 15, 2005

/s/ Jean-Louis Gassée Jean-Louis Gassée	Director	March 15, 2005

/s/ Dan Maydan Dan Maydan	Director	March 15, 2005

/s/ Thomas Unterberg Thomas Unterberg	Director	March 15, 2005

Signature	Title	Date

/s/ James S. Greene James S. Greene	Director	March 15, 2005

/s/ David Peterschmidt David Peterschmidt	Director	March 15, 2005

/s/ Chris Paisley Chris Paisley	Director	March 15, 2005

Exhibit Index

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc.(6)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc.(7)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc.(4)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc.(15)

3.1	Amended and Restated Certificate of Incorporation(2)

3.2	Bylaws as amended(1)

4.2	Specimen Common Stock certificate of the Company(1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023(8)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above)(8)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated(8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company(5)

10.2	1990 Stock Plan of the Company(1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan(17)

10.4	The 1999 Equity Incentive Plan as amended(3)

10.5	2000 Employee Stock Purchase Plan as amended(3)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date(13)

10.8	Prographics, Inc. 1999 Stock Option Plan(10)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan(10)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan(10)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan(10)

10.12	T/R Systems, Inc. 1999 Stock Option Plan(11)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan(12)

10.14	Form of Indemnification Agreement(1)

10.15	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company(9)

10.16	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company(9)

10.17	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company(9)

10.18	Master Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale(14)

10.19	Amended and Restated Master Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004, among the Company, Société Générale Financial Corporation and Société Générale(16)

21	List of Subsidiaries

23.1	Consent of Independent Registerd Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
No.	Description

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 +     The Company has received confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.

(7)	Filed as exhibit (d) (5) to the Company’s TO/ A Number 3 on October 20, 2000 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(10)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(11)	Filed as an exhibit to T/ R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.

(15)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Form 8-K filed on October 6, 2004 (File No. 000-18805 and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.