Form 10-Q
period 2005-03-31
ELECTRONICS FOR IMAGING INC
filed 2005-05-10
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-18805

ELECTRONICS FOR IMAGING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3086355 (I.R.S. Employer Identification No.)

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

The number of shares of Common Stock outstanding as of April 29, 2005 was 54,117,193.

ELECTRONICS FOR IMAGING, INC.

PART I FINANCIAL INFORMATION

     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Electronics for Imaging, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except per share amounts)	2005	2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$216,696	$156,322
Short-term investments	440,098	503,237
Accounts receivable, net	42,310	41,128
Inventories	5,952	5,529
Other current assets	23,134	22,157

Total current assets	728,190	728,373

Property and equipment, net	44,227	44,324
Restricted investments	88,580	88,580
Goodwill	73,866	73,768
Intangible assets, net	37,696	40,842
Other assets	41,539	41,990

Total assets	$1,014,098	$1,017,877

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$20,658	$24,286
Accrued and other liabilities	59,062	62,219
Income taxes payable	24,261	23,812

Total current liabilities	103,981	110,317

Long-term obligations	240,000	240,000

Total liabilities	343,981	350,317
Commitments and contingencies (Note 12) Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 54,081 and 53,828 shares outstanding, respectively	640	638
Additional paid-in capital	363,351	359,340
Treasury stock, at cost, 9,963 shares	(214,722)	(214,722)
Accumulated other comprehensive income	(2,010)	(1,212)
Retained earnings	522,858	523,516

Total stockholders’ equity	670,117	667,560

Total liabilities and stockholders’ equity	$1,014,098	$1,017,877

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2005	2004
Revenue	$82,003	$106,682
Cost of revenue	28,794	38,120

Gross profit	53,209	68,562
Operating expenses:
Research and development	26,379	27,164
Sales and marketing	16,838	18,962
General and administrative	7,493	6,633
Restructuring charges	2,685	—
Amortization of identified intangibles and other acquisition-related expense	3,176	4,462

Total operating expenses	56,571	57,221

(Loss) income from operations	(3,362)	11,341

Interest and other income, net:
Interest and other income	3,774	3,071
Interest expense	(1,255)	(1,250)
Gain on sale of product line	—	2,994

Total interest and other income, net	2,519	4,815

(Loss) income before income taxes	(843)	16,156
Benefit from (provision for) income taxes	185	(5,147)

Net (loss) income	$(658)	$11,009

Net (loss) income per basic common share	$(0.01)	$0.20
Shares used in basic per-share calculation	53,945	54,209

Net (loss) income per diluted common share	$(0.01)	$0.18
Shares used in diluted per-share calculation	53,945	65,075

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2005	2004
Cash flows (used in) from operating activities:
Net (loss) income	$(658)	$11,009
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	5,307	6,161
Purchased in-process research & development	—	1,000
Deferred taxes	42	—

Provision for (reduction in) allowance for bad debts and sales-related allowances	265	(941)
Equity compensation related items	429	1,863
Gain on sale of product line		(2,994)
Other	76	—
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(1,272)	11,326
Inventories	(491)	(814)
Receivables from sub-contract manufacturers	512	(569)
Other current assets	(566)	(1,072)
Accounts payable, accrued and other liabilities	(6,965)	(11,846)
Income taxes payable	449	2,652

Net cash (used for) provided by operating activities	(2,872)	15,775

Cash flows from investing activities:
Purchases and sales / maturities of short-term investments, net	61,307	3,050
Net purchases of restricted cash, cash equivalents and short-term investments	—	(182)

Purchases of property and equipment, net	(1,645)	(1,378)

Businesses acquired, net of cash received	—	(11,550)
Sale of Unimobile product line and other	—	4,134
Purchase of other assets, net	(15)	(48)

Net cash provided by (used for) investing activities	59,647	(5,974)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,584	10,273
Purchases of treasury stock	—	(28,930)

Net cash provided by (used for) financing activities	3,584	(18,657)

Effect of foreign exchange changes on cash & cash equivalents	15	(55)

Increase (decrease) in cash and cash equivalents	60,374	(8,911)

Cash and cash equivalents at beginning of period	$156,322	$113,163

Cash and cash equivalents at end of period	$216,696	$104,252

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)

1. Basis of Presentation
The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (the “Company”, “we”, “our”, “us”), as of and for the interim period ended March 31, 2005, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2004 contained in our Annual Report to Stockholders on Form 10-K. The December 31, 2004 Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, our unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position and the results of our operations and cash flows, in accordance with accounting principles generally accepted in the United States of America. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto. Certain prior year balances have been reclassified to conform with the current year presentation.

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

Our interim results are subject to fluctuation. As a result, we believe the results of operations for the interim period ended March 31, 2005 are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. Accounting for Derivative Instruments and Hedging

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. We had two embedded derivatives related to the 1.50% Senior Convertible Debentures as of March 31, 2005, the fair values of which were insignificant. We had no other derivatives as of March 31, 2005.

3. Stock-based Employee Compensation

We have elected to use the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for our stock options and other stock-based employee awards. Accordingly, no compensation cost related to stock options granted to employees has been recorded in the income statement. Had compensation cost for options and restricted stock granted under the Company’s stock-compensation plans been determined based on the fair value at the grant dates as prescribed by SFAS 123, the Company’s net income and pro forma net income (loss) per share for the three months ended March 31, 2005 and 2004 would have been as follows:

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)

		Three Months Ended
		March 31,
		2005	2004
Net (loss) income	As reported	$(658)	$11,009
Add: Stock-based employee compensation expenses for restricted grants included in reported net income, net of related tax effect		165	92
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		(2,984)	(5,172)

Net (loss) income	Pro forma	$(3,477)	$5,929

(Loss) Earnings per basic common share	As reported	$(0.01)	$0.20
	Pro forma	$(0.06)	$0.11

(Loss) Earnings per diluted common share	As reported	$(0.01)	$0.18
	Pro forma	$(0.06)	$0.11

4. Comprehensive (Loss) Income

Comprehensive (loss) income, which includes net income, market valuation adjustments and currency translation adjustments, consists of the following:

	Three Months Ended
	March 31,
(unaudited)	2005	2004
Net (loss) income	$(658)	$11,009

Change in market valuation of investments, net of tax	(1,099)	1,000
Change in currency translation adjustment	300	(118)

Comprehensive (loss) income	$(1,457)	$11,891

5. Restructuring charges

We incurred restructuring costs of $2,685 for the three-month period ended March 31, 2005. These costs related to employee severance related to a reduction in workforce in all of our operating categories and at all of our principal locations. As of March 31, 2005, we had charged approximately $2,153 against the restructuring accrual for employee severance costs for approximately 65 employees. We anticipate the accrual balance of $532 for employee severance costs will be paid within the next six months.

6. Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method and from the potential conversion of our 1.50% Senior Convertible Debentures (the “Debentures”). In addition, in computing the dilutive effect of the convertible securities, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with our convertible debt. Any potential shares that are anti-dilutive as defined in SFAS 128 are excluded from the effect of dilutive securities. We adopted EITF 04-08 in December 2004, and therefore have restated the diluted earnings per share calculation for 2004 for the effect of the potential conversion of our Debentures.

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	Three months ended
	March 31,
	2005	2004
Basic net (loss) income per share:
Net (loss) income available to common shareholders	$(658)	$11,009

Weighted average common shares outstanding	53,945	54,209
Basic net (loss) income per share	$(0.01)	$0.20

Dilutive net income per share
Net (loss) income	$(658)	$11,009
After-tax equivalent of expense related to 1.50% senior convertible debentures	—	750

(Loss)Income for purposes of computing diluted net income per share	$(658)	$11,759

Weighted average common share outstanding	53,945	54,209

Dilutive stock options (1), (2)	—	1,782

Weighted average assumed conversion of 1.50% senior convertible debentures (1)	—	9,084

Weighted average common shares outstanding for purposes of computing diluted net income per share	53,945	65,075

Dilutive net (loss) income per share	$(0.01)	$0.18

(1) All stock options and potential debt conversion shares are considered anti-dilutive as of March 31, 2005 as there was a net loss for the period.
(2) As of March 31, 2005, 8,332 weighted shares of common stock options have been excluded from the effect of dilutive securities because to include them would have been anti-dilutive since we recorded a loss for the period. Anti-dilutive weighted shares of common stock of 2,461 as of March 31, 2004, have been excluded from the effect of dilutive securities because the options’ exercise prices were greater than the average market price of the common shares for the years then ended.

7. Acquisitions

2004 Acquisitions
Automated Dispatch Systems Inc.
In February 2004 we acquired Automated Dispatch Systems, Inc. (“ADS”), for approximately $11,811 in cash. We acquired ADS to further develop relationships with equipment distributors. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

(in thousands)
Cash	$261
Other tangible assets	336
In-process research and development	1,000
Acquired technology	3,800
Other intangible assets	1,200
Goodwill	8,613

15,210
Liabilities assumed	(1,791)
Deferred tax liability related to assets acquired	(1,608)

$11,811

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives of five years except for developed technology which has a three-year life and customer relationships which have a four-year life.

ADS’s operating results have been included in our operating results since February 2004.

8. Balance Sheet Components

	March 31, 2005	December 31, 2004
Accounts receivable:
Accounts receivable	$45,399	$44,214
Less allowances	(3,089)	(3,086)

	$42,310	$41,128

Inventories:
Raw materials	$3,749	$3,475
Finished goods	2,203	2,054

	$5,952	$5,529

Other current assets:
Deferred income taxes, current portion	$17,424	$16,666
Receivable from subcontract manufacturers	865	1,377
Other	4,845	4,114

	$23,134	$22,157

Property and equipment:
Land, building and improvements	$37,049	$37,018
Equipment and purchased software	43,378	42,767
Furniture and leasehold improvements	14,647	14,231

	95,074	94,016
Less accumulated depreciation and amortization	(50,847)	(49,692)

	$44,227	$44,324

Other assets:
Deferred income taxes, non-current, net	$35,094	$35,184
Debt issuance costs, net	4,392	4,726
Other	2,053	2,080

	$41,539	$41,990

Accrued and other liabilities:
Accrued compensation and benefits	$13,409	$18,089
Deferred revenue	17,818	16,113
Accrued warranty provision	1,906	1,838
Accrued royalty payments	6,561	6,347
Other accrued liabilities	19,368	19,832

	$59,062	$62,219

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)

9. Goodwill and Other Identified Intangible Assets

			March 31, 2005			December 31, 2004
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$73,866	—	$73,866	$73,768	—	$73,768

Acquired technology	5.8 yrs	$38,014	$(19,445)	$18,569	$37,971	$(17,465)	$20,506
Patents, trademarks and trade names	5.1 yrs	10,713	(6,898)	3,815	10,708	(6,647)	4,061
Other intangible assets	4.5 yrs	21,018	(5,706)	15,312	20,965	(4,690)	16,275

Amortizable intangible assets	5.4 yrs	$69,745	$(32,049)	$37,696	$69,644	$(28,802)	$40,842

During the third quarter of each year we perform an annual review of all intangibles with an indefinite life, including goodwill, as required under SFAS No. 142, Goodwill and Other Intangible Assets.” As of March 31, 2005, we have not recorded any impairment charges against goodwill.

Aggregate amortization expense for amortizable intangible assets was $3,176 for the three months ended March 31, 2005 and $3,462 for the three months ended March 31, 2004. As of March 31, 2005 future estimated amortization expense related to amortizable intangible assets is estimated to be:

2005	$9,657
2006	12,510
2007	9,489
2008	3,879
2009 and thereafter	2,161

10. Long-term Debt

On June 4, 2003 we sold $240,000 of Debentures in a private placement. The Debentures are unsecured senior obligations, paying interest semi-annually in arrears at an annual rate of 1.50%. Additional interest at a rate of 0.35% per annum will be paid if the average market price of the debentures for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the debentures, beginning in the sixth year after issuance. The Debentures are convertible before maturity into 9,084 shares of our common stock at a conversion price of approximately $26.42 per share of common stock but only upon the stock trading at or above $31.70 per share for 20 consecutive trading days during the last 30 consecutive trading days of the preceding fiscal quarter, or upon the occurrence of certain other specified events. None of the events that would cause the Debentures to be convertible have occurred at this time. We may redeem the Debentures at our option, on or after June 1, 2008 at a redemption price equal to par plus accrued interest, if any. In addition, holders of the Debentures may require us to repurchase all or some of the Debentures on June 1, 2008, 2013 and 2018 at a price equal to 100% of the principal amount plus accrued interest, including contingent interest, if any. We will pay the repurchase price for any Debentures repurchased on June 1, 2008 in cash, but may choose to pay the repurchase price in cash, our common stock, or any combination thereof in 2013 and 2018. Additionally, a holder may require us to repurchase all or a portion of that holder’s Debentures if a fundamental change, as defined in the indenture, occurs prior to June 1, 2008 at 100% of

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)

their principal amount, plus any accrued and unpaid interest, including contingent interest, if any. We may choose to pay the repurchase price in cash, our common stock, or any combination thereof.

	March 31, 2005	December 31, 2004
1.50% Senior Convertible Debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$240,000

	$240,000	$240,000

11. Related Party Transactions

     In February 2005 we signed an engagement letter with the investment banking firm CE Unterberg, Towbin (“CEUT”), under which they would provide acquisition-related services to the Company. The Chairman of CEUT is a member of our Board of Directors. In April 2005, we announced our agreement to acquire VUTEk, Inc. and upon closure of the acquisition, we will pay CEUT for their services related to the acquisition.

12. Commitments and Contingencies

Off-Balance Sheet Financing — Synthetic Lease Arrangement

We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to acquire the facilities ($56,850 for the 303 Lease and $31,730 for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We are in compliance with all of the covenants at the time of this filing. We are liable to the lessor for the financed amount of the buildings if we default on our covenants.

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no deficiency to the guaranteed value at March 31, 2005. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56,850 for the 303 Lease and $31,730 for the 301 Lease at March 31, 2005) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.

We are treated as the owner of these buildings for federal income tax purposes.

We have evaluated our synthetic lease agreements to determine if the arrangements qualify as variable interest entities under Interpretation No. 46 Consolidation of Variable Interest Entities, as revised (“FIN 46R”). We determined that the synthetic lease agreements do qualify as VIEs; however, because we are not the primary beneficiary under FIN 46R we are not required to consolidate the VIEs in the financial statements.

Purchase Commitments

We sub-contract with other companies to manufacture our products. During the normal course of business our sub-contractors procure components based upon orders placed by us. If we cancel all or part of the order, we may still be liable to the sub-contractors for the cost of the components purchased by the sub-contractors for placement in our products. We periodically review the potential liability and the adequacy of the related accrual. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the sub-contract manufacturers for amounts in excess of the related accrual.

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)

Product Warranties

Financial Accounting Standards Board Interpretation No 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. Our products are generally accompanied by a 12-month warranty, which covers both parts and labor. We accrue for warranty costs as part of our cost of sales based on associated material product costs and technical support labor costs. We base the warranty provision upon our historical experience.

Changes in the warranty accruals for the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
Balance at January 1	$1,838	$2,103
Provision for warranty during the period	638	514
Settlements	(570)	(710)

Balance at March 31	$1,906	$1,907

Legal Proceedings

Over the past several years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that we buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue us and our customers for allegedly infringing his soon to be issued patent and for allegedly misappropriating his alleged trade secrets. We believe Mr. Coyle’s claims are baseless and completely without merit. Therefore, on December 11, 2001, we filed a declaratory relief action in the United States District Court for the Northern District of California (“California Action), asking the Court to declare that we and our customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor have we infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through our sale of Fiery, Splash or EDOX print controllers. We also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against us, our suppliers, vendors and customers and users of our products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California Court dismissed our complaint citing the Court’s lack of jurisdiction over Mr. Coyle. We appealed the Court’s dismissal to the Court of Appeals for the Federal Circuit in Washington D.C., who reversed the dismissal of our case and remanded it back to the Northern District of California Court. Mr. Coyle and Kolbet Labs subsequently moved to dismiss our complaint under the Declaratory Judgment Act. The Court granted dismissal on February 17, 2004. We again appealed to the Federal Circuit. On May 3, 2004, Mr. Coyle’s company, J&L Electronics, filed a complaint against EFI in the United States District Court for the District of Arizona (“Arizona Action”) alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. We moved to have that legal action dismissed or transferred to California.

On January 5, 2005, the Federal Circuit again reversed and remanded the California Action finding that our declaratory action comported with the Declaratory Judgment Act. On January 19, 2005, the Arizona court ordered the Arizona Action transferred to the United States Court for the District of Northern California. The California court combined our original action with the transferred Arizona Action. We believe that the claims in the transferred Arizona Action are without merit and plan to vigorously pursue dismissal of these claims in the consolidated action. In addition, we amended our complaint in the original action to add claims against Mr. Coyle for patent infringement, Lanham Act violations, product disparagement and violations of the California Business & Professions Code. The Company is now able to pursue all of its claims and defend itself in a single forum.

On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., now a wholly owned subsidiary of the Company and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. The Company acquired Printcafe in October 2003. On June 28,

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)

2004, an amended complaint was filed in the action adding additional Printcafe directors as defendants. While we believe this lawsuit is without merit, the parties have reached an agreement in principle to fully and finally resolve this litigation, subject to the Court’s approval of the proposed class action settlement. We anticipate executing a written Stipulation and Settlement Agreement and jointly moving for the Court’s preliminary approval of the settlement. If preliminarily approved by the Court a final fairness hearing will be scheduled accordingly.

Because of the uncertainties related to both the amount and range of loss on the pending litigation matters, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. However, we have reserved the estimated amount that we expect to pay under the two cases discussed above. However, our estimate could be wrong, and we could pay more or less than our current accrual. Pending or future litigation could be costly, could cause the diversion of management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

As permitted under Delaware law, we have agreements whereby we indemnify our executive officers and directors for certain events or occurrences while the executive officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the executive officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is immaterial.

13. Subsequent Events

On April 14, 2005 we announced that we had signed an agreement to acquire VUTEk, Inc., a privately-held provider of superwide format digital printers for approximately $281,000 in cash. We expect the transaction to close early in the third quarter of 2005, subject to regulatory approval and other customary closing conditions. VUTEk is headquartered in Meredith, New Hampshire with approximately 330 employees globally and had reported revenues of approximately $130,000 in 2004.

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

All amounts under this item are stated in Thousands, unless otherwise noted, except for per share amounts.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

The following table sets forth items in our condensed consolidated statements of income as a percentage of total revenue for the three-month periods ended March 31, 2005 and 2004 and the percentage change from 2005 over 2004. These operating results are not necessarily indicative of our results for any future period.

			% Change
	Three Months		2005
	Ended March 31,		over
	2005	2004	2004
Revenue	100%	100%	(23)%

Cost of revenue	35%	36%	(24)%

Gross profit	65%	64%	(22)%

Operating expenses:

Research and development	32%	26%	(3)%
Sales and marketing	21%	18%	(11)%
General and administrative	9%	6%	13%
Restructuring charges	3%	—	n/a
Amortization of identified intangibles and other acquisition-related expense	4%	4%	(29)%

Total operating expenses	69%	54%	(1)%

(Loss) income from operations	(4)%	10%	(130)%

Interest and other income:
Interest and other income, net	5%	3%	25%
Interest expense	(2)%	(1)%	—%
Gain on sale of product line	—	3%	—%

Total interest and other income, net	3%	5%	(48)%

(Loss) income before income taxes	(1)%	15%	(105)%
Benefit from (provision for) income taxes	—%	(5)%	(104)%

Net (loss) income	(1)%	10%	(106)%

Revenue

We currently classify our revenue into four categories. The first category, “Servers”, is made up of stand-alone servers which connect digital copiers with computer networks. This category includes the Fiery, Splash, Edox, and MicroPress color and black and white server products. The second category, “Embedded Products”, consists of embedded desktop controllers, bundled solutions, design-licensed solutions and software RIPs (Raster Image Processor) primarily for the office market. The third category, “Professional Printing Applications”, consists of software technology centered around printing workflow, print management information systems, proofing and web submission and job tracking tools. The fourth category of miscellaneous revenue consists of spares and the enterprise solutions suite of products consisting of scanning solutions, field dispatching solutions and mobile printing solutions.

Our revenues decreased by 23% to $82,003 in the first quarter of 2005, compared to $106,682 in the first quarter of 2004, with a 34% decrease in unit volume between the two periods. Reduced sales of our stand-alone servers and embedded products accounted for a significant portion of the decrease in revenue for the three-month period.

The following is a breakdown of categories of revenue, both in terms of absolute dollars and as a percentage (%) of total revenue. Also shown is volume as a percentage (%) of total units shipped by product category.

	Three Months Ended March 31,
(in thousands)	2005			2004
			% of			% of	% of $
	$	%	volume	$	%	volume	change
Servers	$34,615	42%	30%	$50,776	48%	28%	(32)%

Embedded Products	20,455	25%	67%	31,168	29%	71%	(34)%

Professional Printing Applications	17,392	21%	—	15,364	14%	—	13%

Miscellaneous	9,541	12%	3%	9,374	9%	1%	2%

Total Revenue	$82,003	100%	100%	$106,682	100%	100%	(23)%

In the servers category, the decrease in revenue and in unit volume was due in part to the lack of new engine introductions and weakness in sales primarily of the mid-range devices. In the category of embedded products, the decrease in revenue was attributable to the aging of the embedded products in the marketplace, and customers’ anticipation of new product introductions.

For the three months ended March 31, 2005 and 2004, the professional printing applications category made up 21% and 14% of total revenue, respectively. The increase in PPA revenue shows the increasing market acceptance of EFI’s software solution products.

The miscellaneous category has increased from 9% of total revenue in the three-month period ended March 31, 2004 to 12% of total revenue in the three month period ended March 31, 2005, while absolute revenues in this category have remained relatively stable.

To the extent sales of our products does not grow over time in absolute terms, or if we are not able to meet demand for higher unit volumes, it could have a material adverse effect on our operating results. There can be no assurance that any new controller products that we introduce in the future will be qualified by all or any of our OEM customers, or that such products will successfully compete, be accepted by the market, or otherwise effectively replace the volume of revenue and/or income from our older products. Market acceptance of our software products, products acquired through mergers and other products, such as DocSend, cannot be assured.

We also believe that in addition to the factors described above, price reductions for all of our products will affect revenues in the future. We have previously and will likely in the future reduce prices for our products. Depending upon the price-elasticity of demand for our products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions have had and may in the future have an adverse impact on our revenues and profits.

Revenue and volume by geographic area for the three-month periods ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
(in thousands)	2005			2004
	$	%	% of volume	$	%	% of volume	% of $ change
Americas	$48,367	59%	42%	$59,035	55%	35%	(18)%
Europe	19,709	24%	19%	30,391	28%	27%	(35)%
Japan	9,798	12%	36%	13,416	13%	36%	(27)%
Rest of World	4,129	5%	3%	3,840	4%	2%	8%

Total Revenue	$82,003	100%	100%	$106,682	100%	100%	(23)%

The Americas region decreased by 18% to $48,367 in sales during the first three months of 2005 from $59,035 in the first three months of 2004, largely attributable to the weakness in sales of our server and embedded products but partially offset by growth in the PPA category. Revenues in Japan decreased by 27% to $9,798 during the first three months of 2005 from $13,416 in the first three months of 2004. The decrease was mostly driven by the embedded sector, including the slower demand for design-licensed color solutions, which were sold to OEM customers in Japan, for incorporation into their products which were then shipped from Japan to other countries. Europe also showed a decrease in revenue largely due to sales of our server and embedded products, while the Rest-of-World region, which includes the Asia Pacific but excludes Japan, showed a slight increase for the three months ended March 31, 2005.

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

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. In 2005, we have continued to work on both increasing the number of OEM customers and expanding the size of existing relationships with OEM customers. For the quarters ended March 31, 2005 and 2004, three customers — Canon, KonicaMinolta, and Xerox — provided more than 10% of our revenue individually and approximately 61% and 69% of our revenue in the aggregate, respectively. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future. Such reductions have in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations.

We continue to develop new products and technologies for each of our product lines including new generations of server and controller products and other new product lines and to distribute those new products to or through current and new OEM customers, distribution partners, and end-user in 2005 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

Gross Margins

For the quarter ended March 31, 2005 our gross margin was approximately 65% compared to approximately 64% for the same period a year ago. This improvement resulted from increased sales of software which traditionally has a higher gross margin than our other products. We believe that our gross margin will continue to be impacted by a variety of factors. These factors include the market prices that can be achieved on our current and future products, the availability and pricing of key components (including DRAM, Processors, and Postscript interpreter software), third-party manufacturing costs, product, channel, and geographic mix, the success of our product transitions and new products, the pace of migration to a design-licensed business model for embedded products, competition with third parties and our OEM customers, and general economic conditions in the United States and abroad. Consequently, we anticipate gross margins will fluctuate from period to period.

While we have managed to improve gross margins in the past through the utilization of fewer contract manufacturers, obtaining favorable component pricing from our suppliers and through an increase in higher gross margin software sales and design license sales, this trend may not continue. If we are not able to compensate for the lower gross margins that result from price reductions with an increased volume of sales, our results of operations could be adversely affected. In addition, our revenue in the future may depend more upon sales of products with relatively lower gross margins such as embedded controllers for printers and copiers, and stand-alone controllers for copiers or sales of our design-licensed solutions, which have lower per unit sales prices, but higher gross margins. If we are not able to compensate for such lower gross margins, or lower per unit revenues with an increased volume of sales of such products, our results of operations may be adversely affected.

Operating Expenses

Operating expenses as a percentage of revenue amounted to approximately 69% and 54% for the three-month periods ended March 31, 2005 and 2004, respectively. Operating expenses decreased by 1% in the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004.

We anticipate that operating expenses may increase in future periods both in absolute dollars and as a percentage of revenue as investments are made in new business areas and direct and channel relationships in our sales organization.

The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation, and costs of prototype materials. Research and development expenses were 32% and 26% of revenue for the first quarter of 2005 and 2004, respectively.

In absolute dollars, research and development decreased by approximately $785 in the first quarter of 2005 from the first quarter of 2004. The primary driver of the decreased expenses was a reduction in both full time and contracted headcount undertaken during Q1 2005.

We believe that the development of new products and the enhancement of existing products are essential to our continued success, and intend to continue to devote substantial resources to research and new product development efforts. Accordingly, we expect that our research and development expenses may increase in absolute dollars and also as a percentage of revenue in future periods.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs, and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Asia, and other locations around the world. Sales and marketing expenses for the three-month period ended March 31, 2005 were approximately $16,838 or 21% of revenue compared to approximately $18,962 or 18% of revenue for the three months ended March 31, 2004. The decrease in absolute dollars was approximately $2,124 for the quarter. Reduced headcount contributed $2,001 in decreased expenses, including salary, benefits and other headcount-related expenses. Tradeshow expenses decreased $559, primarily due to lower participation levels. In addition, sales and marketing expenses, particularly those incurred in Europe, where we have a significant presence, were negatively impacted by the weakening US dollar, increasing expenses from year to year by approximately $175. While the costs in the local currency outside the United States have generally remained constant, during the first quarter of 2005 the translated US dollar costs have increased.

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

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees, and other costs associated with being a public company. General and administrative expenses were approximately $7,493 or 9% of revenue for the quarter ended March 31, 2005, compared to approximately $6,633 or 6% of revenue for the quarter ended March 31, 2004. The increase in absolute dollars of approximately $860 primarily came from increased legal expenses of approximately $773 related to various litigation matters and patent expenses. Salaries and benefits decreased by $428, this decrease was partially related to our headcount reduction. We expect that fees paid to our independent registered public accounting firm related to the Sarbanes-Oxley Act compliance will continue to create upward pressure on general and administrative expenses. We also expect that if the US dollar remains volatile against the euro or other currencies, general and administrative expenses reported in US dollars could fluctuate from quarter to quarter.

Restructuring Charges

In December 2004 we announced that we would reduce our worldwide headcount by approximately 5% in an effort to reduce operating expenses in future periods. During the first quarter of 2005 we incurred severance costs of approximately $2,685. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Amortization of Identified Intangibles and other Acquisition-Related Expense

Amortization of identified intangibles and other acquisition-related expense for the three months ended March 31, 2005 was approximately $3,176 compared to approximately $3,462 for the three months ended March 31, 2004. The variance was mainly due to one of our intangible assets reaching its end of life in the second quarter of 2004.

In-process research and development was $1,000 for the first quarter of 2004 for the ADS acquisition. Additional information on the intangibles and the related amortization can be found in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Interest and Other Income, Net

Interest and Other Income, Net

Interest income is derived mainly from our short-term investments, net of investment fees. For the three months ended March 31, 2005 interest and other income was approximately $3,774, while for the three months ended March 31, 2004 it was approximately $3,071. The increase was primarily driven by higher interest rates.

Interest Expense

Interest expense for the first three months of 2005 and 2004 includes the interest expense and debt amortization costs of approximately $1,250 related to our 1.50% senior convertible debt issued in June 2003.

Income Taxes

Our effective tax rate was 22% for the three-month period ended March 31, 2005 and 32% for the three-month period ended March 31, 2004. The rate decreased in 2005 due to the extension of the United States research and development credit on October 4, 2004, increased benefits from foreign sales, lower income before taxes, and the elimination of the in-process research and development write-off related to the ADS acquisition. In each of these periods, we benefited from research and development credits, and benefits from foreign sales in achieving a consolidated effective tax rate lower than that prescribed by the respective Federal and State taxing authorities.

Liquidity and Capital Resources

(in thousands)	March 31, 2005	December 31, 2004
Cash and cash equivalents	$216,696	$156,322
Short term investments	440,098	503,237

Total cash, cash equivalents and short term investments	$656,794	$659,559

Overview

As of March 31, 2005 we had cash, cash equivalents and investments totaling $656,794, as compared to $659,559 at December 31, 2004. The decrease of $2,765 was primarily the result the payment of severance costs of approximately $2,153. A more detailed discussion of changes in our liquidity follows.

Operating Activities

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 46 days at March 31, 2005 compared to 36 days at March 31, 2004. We calculate accounts receivable DSO on a “gross” basis by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by the total days in the quarter. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As the percentage of our software-related revenue increases, we expect DSOs may trend higher. DSOs in the software industry are typically higher than the DSOs we have experienced in our OEM business model. In the first quarter of 2005 our accounts receivable balance decreased our cash flow $1,272 due to the increased DSO, while in the first quarter of 2004 we generated $11,326 in cash flows from accounts receivable.

Our working capital, defined as current assets minus current liabilities, was $624,209 at March 31, 2005 and $618,056 at December 31, 2004 and increased approximately $6,153. Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. For the three months ended March 31, 2005, the change in accounts payable and accrued liabilities reduced our cash flows by approximately $6,965.

We expect to meet our obligations as they become due through available cash and internally generated funds. We expect to generate positive working capital through our operations and have done so historically. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Investing Activities

Property and Equipment

Purchases of property and equipment were $1,645 in the first three months of 2005. Our property and equipment additions have historically been funded from operations.

We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including our hiring of employees, the rate of change in computer hardware/software used in our business and our business outlook.

Investments

We received net proceeds from our marketable securities in the three months ending March 31, 2005 of $61,307. As our short-term investments have matured we have placed them in securities that are considered cash equivalents to take advantage of rising interest rates and in anticipation of our acquisition of VUTEk. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in corporate bonds and U. S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Financing Activities

The primary source of funds from financing activities in 2005 was the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $3,584 in the first quarter of 2005. While we expect to continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions.

If our stock price rises, more employees’ options are “in the money”, and the employees are more likely to exercise their options, which results in cash to us. If our stock price decreases, more of our employees’ options are “out of the money” or “under water”, and therefore, the employees are not likely to exercise options, which results in no cash received by us. The decrease in cash proceeds from the exercise of stock options and employee stock purchase plans sales from 2004 to 2005 was primarily the result of the lower market prices for our common stock in 2005.

Our employee stock purchase plan has had a high participation rate historically, and generated $2,723 and $2,032 in 2005 and 2004. We do not know if participation will continue at these levels if we amend our plan in response to the adoption of FAS 123R.

The synthetic lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. We have determined that the guarantees have no material value as of March 31, 2005.

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

Purchase Commitments

We may be required and have been required in the past to compensate our sub-contract manufacturers for components purchased for orders subsequently cancelled by us. We periodically review the potential liability and the adequacy of the related accrual. Management analyzes current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of such accruals. Significant management judgments and estimates must be made and used in connection with establishing the accruals in any accounting period. Material differences may result in the amount and timing of our income for any period if management made different judgments or utilized different estimates. Our financial condition and results of operations could be negatively impacted if we were required to compensate the sub-contract manufacturers in an amount significantly in excess of the accrual.

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

As permitted under Delaware law, we have agreements whereby we indemnify our executive officers and directors for certain events or occurrences while the executive officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the executive officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is immaterial.

Legal Proceedings

Over the past several years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that we buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue us and our customers for allegedly infringing his soon to be issued patent and for allegedly misappropriating his alleged trade secrets. We believe Mr. Coyle’s claims are baseless and completely without merit. Therefore, on December 11, 2001, we filed a declaratory relief action in the United States District Court for the Northern District of California (“California Action), asking the Court to declare that we and our customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor have we infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through our sale of Fiery, Splash or EDOX print controllers. We also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against us, our suppliers, vendors and customers and users of our products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California Court dismissed our complaint citing the Court’s lack of jurisdiction over Mr. Coyle. We appealed the Court’s dismissal to the Court of Appeals for the Federal Circuit in Washington D.C., who reversed the dismissal of our case and remanded it back to the Northern District of California Court. Mr. Coyle and Kolbet Labs subsequently moved to dismiss our complaint under the Declaratory Judgment Act. The Court granted dismissal on February 17, 2004. We again appealed to the Federal Circuit. On May 3, 2004, Mr. Coyle’s company, J&L Electronics, filed a complaint against EFI in the United States District Court for the District of Arizona (“Arizona Action”) alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. We moved to have that legal action dismissed or transferred to California.

On January 5, 2005, the Federal Circuit again reversed and remanded the California Action finding that our declaratory action comported with the Declaratory Judgment Act. On January 19, 2005, the Arizona court ordered the Arizona Action transferred to the United States Court for the District of Northern California. The California court combined our original action with the transferred Arizona Action. We believe that the claims in the transferred Arizona Action are without merit and plan to vigorously pursue dismissal of these claims in the consolidated action. In addition, we amended our complaint in the original action to add claims against Mr. Coyle for patent infringement, Lanham Act violations, product disparagement and violations of the California Business & Professions Code. The Company is now able to pursue all of its claims and defend itself in a single forum.

On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., now a wholly owned subsidiary of the Company and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. The Company acquired Printcafe in October 2003. On June 28, 2004, an amended complaint was filed in the action adding additional Printcafe directors as defendants. While we believe this lawsuit is without merit, the parties have reached an agreement in principle to fully and finally resolve this litigation, subject to the Court’s approval of the proposed class action settlement. We anticipate executing a written Stipulation and Settlement Agreement and jointly moving for the Court’s preliminary approval of the settlement. If preliminarily approved by the Court a final fairness hearing will be scheduled accordingly.

Because of the uncertainties related to both the amount and range of loss on the pending litigation matters, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. However, we have accruald the minimum amount that we expect to pay under the two cases discussed above. Pending or future litigation could be costly, could cause the diversion of management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no deficiency to the guaranteed value at March 31, 2005. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at March 31, 2005) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.

We are treated as the owner of these buildings for federal income tax purposes.

The Company has evaluated its synthetic lease agreements to determine if the arrangements qualify as variable interest entities under Interpretation No. 46 Consolidation of Variable Interest Entities, as revised (“FIN 46R”). The Company determined that the synthetic lease agreements do qualify as VIEs; however, because the Company is not the primary beneficiary under FIN 46R it is not required to consolidate the VIEs in the financial statements.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, acquisition needs, investment requirements, stock repurchases, commitments (see Note 12 of the Notes to the Condensed Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchase of shares of our common stock and working capital. We have announced our intention to acquire VUTEk for approximately $281 million which we expect to fund out of our cash balance, although we are considering other options for funding the acquisition. Other than the VUTEk acquisition, there are no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

Factors That Could Adversely Affect Performance and Financial Results

We rely on sales to a relatively small number of OEM partners and the loss of any of these customers could substantially decrease our revenues.

A significant portion of our revenues are generated by sales of our printer and copier related products to a relatively small number of OEMs. For example, Canon, Xerox and Konica Minolta each contributed over 10% of our revenues for the three months ended March 31, 2005 and together accounted for approximately 61% of those revenues. During the fiscal year ended December 31, 2004, these same three customers each contributed over 10% of our revenues and together accounted for approximately 61% of our revenues for the year. Because sales of our printer and copier-related products constitute a significant portion of our revenues and there is a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues in future periods. Accordingly, if we lose or experience reduced sales to an important OEM customer, we will have difficulty replacing the revenue traditionally generated from such customer with sales to new or existing OEM customers and our revenues will likely decline significantly.

We do not typically have long term purchase contracts with our customers and our customers have in the past and could at any time in the future, reduce or cease purchasing products from us, harming our operating results and business.

With the exception of certain minimum purchase obligations, we typically do not have long-term volume purchase contracts with our customers, including Canon, Xerox and Konica Minolta and they are not obligated to purchase products from us. Accordingly, our customers could at any time reduce their purchases from us or cease purchasing our products altogether. In the past, some of our OEM customers have elected to develop products on their own, rather than purchase our products and we expect that customers will continue to make such elections in the future. In addition, since our OEM customers incorporate our products into products they manufacture and sell, any decline in demand for copiers or laser printers and any other negative developments affecting our major customers or the computer industry in general, including reduced demand for the products sold by our OEM customers, would likely harm our results of operations. For example, several of our customers have in the past experienced serious financial difficulties which led to a decline in sales of our products to these customers. If any significant customers should face such difficulties in the future, our operating results could be harmed through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to products we have manufactured for these customers’ products.

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

The revenue growth and profitability of our business depends significantly on the overall demand for information technology products such as ours that enable printing of digital data. Delays or reductions in information technology spending, such as occurred in the past, has and could continue to cause a decline in demand for our products and services and consequently has and may continue to harm our business, operating results, financial condition, prospects and stock price.

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

While many of our OEM customers incorporate our technologies into their end products on an exclusive basis, we do not have any formal agreements that prevent these OEM customers from offering alternative products that do not incorporate our technologies. If, as has occurred in the past, an OEM customer offers products incorporating technology from alternative suppliers instead of, or in addition to products incorporating our technologies, our market share could decrease, which would likely reduce our revenue and adversely affect our financial results.

In addition, many OEMs in the printer and copier industry, including most of our OEM customers, internally develop and sell products that compete directly with our current products. These OEMs have significant investments in their existing solutions and have substantial resources that may enable them to develop or improve, more quickly than we can, technologies similar to ours that are compatible with their own products. Our OEM customers have in the past marketed and likely will continue in the future to market, their own internal technologies and solutions in addition to ours, even when their technologies and solutions are less advanced, have lower performance or cost more than our products. Given the significant financial, marketing and other resources of our larger OEM customers and other significant OEMs in the imaging industry who are not our customers, we may not be able to successfully compete against similar products developed internally by these OEMs. If we cannot compete successfully against the OEMs’ internally developed products, we will lose sales and market share in those areas where the OEMs choose to compete and our business will be harmed.

Demand for technology, in general, and for products containing our technology that enable black-and-white and color printing of digital data has decreased over the past three years and could decrease in the future, adversely affecting our sales revenue.

Our products are primarily targeted at enabling the printing digital data. If demand for digital printing products and services containing our technology were to continue to decline, or if the demand for our OEM customers’ specific printers or copiers for which our products are designed were to decline as it has in the past, our revenue would likely decrease. Our products are combined with products, such as digital printers and copiers, which are large capital expenditures as well as discretionary purchase items for the end customer. In difficult economic times such as we have recently experienced, spending on information technology typically decreases. As the products in which our products are incorporated are of a more discretionary nature than many other technology products, we may be more adversely impacted by deteriorating general economic conditions than other technology firms outside of our market. The decrease in demand for our products has harmed and could, in the future, continue to harm our results of operations and we do not know whether demand for our products or our customers’ products will increase or improve from current levels.

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

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components. We do not maintain long-term agreements with any of our component suppliers and conduct our business with such suppliers solely on a purchase order basis. If we are unable to continue to procure these sole-sourced components from our current suppliers, we will have to qualify other sources, if possible, or design our products so that they no longer require these components. We cannot assure you that other sources of these components exist or will be willing to supply us on reasonable terms or at all, or that we will be able to design around these components. Therefore any unavailability of supply of these components could harm our business. Because the purchase of certain key components involves long lead times, in the event of unanticipated volatility in demand for our products, we have been in the past and may in the future be unable to manufacture certain products in a quantity sufficient to meet demand. Further, as has occurred in the past, in the event that anticipated demand does not materialize, we may hold excess quantities of inventory that could become obsolete. In order to meet projected demand, we maintain an inventory of components for which we are dependent upon sole or limited source suppliers and components with prices that fluctuate significantly. As a result, we are subject to a risk of inventory obsolescence, which could adversely affect our operating results and financial condition. Additionally, the market prices and availability of certain components, particularly memory and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of our products, have fluctuated significantly in the past. Such fluctuations in the future could have a material adverse effect on our operating results and financial condition including a reduction in gross margins.

We are dependent on a limited number of subcontractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers and the loss of any of these subcontractors could adversely affect our business.

We subcontract with other companies to manufacture our products and we do not have long-term agreements with these subcontractors. We rely on the ability of our subcontractors to produce products to be sold to our customers and while we closely monitor our subcontractors’ performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. The weakened economy has led to the dissolution, bankruptcy or consolidation of some of the subcontractors who are able to manufacture our products, decreasing the available number of subcontractors. If the available number of subcontractors continues to decrease, it is possible that we will not be able to secure appropriate subcontractors to fulfill our demand in a timely manner or at all, particularly if demand for our products increases, or if we lose one or more of our current subcontractors. Fewer subcontractors may also reduce our negotiating leverage potentially resulting in higher product costs. Difficulties experienced by our subcontractors, including financial problems and the inability to make or ship our products or fix quality assurance problems, could harm our business, operating results and financial condition. If we decide to change subcontractors, we could experience delays in setting up new subcontractors which would result in delay in delivery of our products and potentially the cancellation of orders for our products. A high concentration of our products is manufactured at a single subcontractor location, Sanmina-SCI in Colorado. Should Sanmina-SCI experience any inability to, or refuse to manufacture or deliver product from this location our business, financial condition and operations could be harmed. Since we do not maintain long-term agreements with our subcontractors, any of our subcontractors could enter into agreements with our competitors that might restrict or prohibit such subcontractors from manufacturing our products or could otherwise lead to an inability of such subcontractor from filling our orders in a timely manner. In such event, we may not be able to find suitable replacement subcontractors and our business, financial condition and operations would likely be harmed.

Purchasing patterns of our OEM customers have historically caused quarterly revenue volatility from sales of our servers and embedded products, which may negatively impact our results of operations.

     Over the past several years our OEM customers have lowered channel inventories throughout the year, causing this effect to shift more from the fourth quarter into the first quarter, when our OEM customers typically have lower sales of their own products. In addition, the first fiscal quarter traditionally has been a weaker quarter because our OEM customers focus on training their sales forces and have reduced sales to their customers. The primary reasons for these seasonal patterns are:

•	our OEM customers have historically sought to minimize year-end inventory investment (including the reduction in demand following introductory “channel fill” purchases);

•	the timing of new product releases and training by our OEM customers in the first and fourth quarters; and

•	certain of our OEM customers may achieve their yearly sales targets before year end and consequently delay further purchases into the next fiscal year (we do not know when our customers reach these sales targets as they generally do not disclose them to us).

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

We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley where competition has historically been intense among companies to hire engineering and technical professionals. In times of professional labor imbalances, it has in the past and is likely in the future to be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees. We offer a broad-based equity compensation plan based on granting options from stockholder-approved plans in order to be competitive in the labor market. If stockholders do not approve additional shares for these plans or new plans for future grants when necessary to enable us to offer compensation competitive with those offered by other companies seeking the same employees, it may be difficult for us to hire and retain skilled employees. The Financial Accounting Standards Board has announced changes to US GAAP that would require us to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans, or ESPPs. This regulation would negatively impact our GAAP earnings. For example, recording a charge for employee stock options under SFAS No. 123, Accounting for Stock-Based Compensation would have reduced net income by $17.2 million, $17.8 million and $21.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our net income would have been reduced by $3.0 million for the quarter ended March 31, 2005, for stock option grants and issuances of stock under our ESPP, net of the tax effect, under the pending regulation. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased costs or change our equity incentive strategy such that we cannot successfully hire and retain employees, we may not be able to develop products or to meet demand for our products in a timely fashion and our results of operations may be harmed.

We announced in April 2005 that we had signed an agreement to purchase VUTEk, Inc., a privately-held provider of superwide format digital printers for approximately $281,000 in cash. Acquisitions involve risks and if we are unable to mitigate those risks our business will be harmed.

Our acquisition of VUTEk will be our largest acquisition to date. Our purchase will be made in cash and we will experience a loss of interest income as our cash balances will be reduced. We may experience investment losses if we liquidate our portfolio for the cash to fund the acquisition. We could experience further investment losses if we were required to continue liquidating our investments to fund our daily operational cash needs.

Our earnings under accounting principles generally accepted in the United States in 2005 will be reduced for any in-process research and development costs identified during the valuation of VUTEk’s assets and for amortization expense related to acquired intangibles such as developed technology, customer relationships, patents and trademarks.

If we are unable to retain the key employees of VUTEk the operations of the acquired company could be materially adversely impacted. We do not have experience in manufacturing and marketing super-wide format printers and ink products and as such we may not be able to effectively manage the VUTEk operations. If VUTEk’s principal suppliers, many of whom have no previous relationship with us, were to refuse to continue providing materials after the merger, we would be forced to find alternate supply sources, which could possibly lead to increased costs of operations.

We do not have relationships with the customers of VUTEk, and they may decide to discontinue purchasing from VUTEk upon the completion of the merger. This would result in a loss of revenue.

VUTEk uses certain chemicals in the production of their inks. If those chemicals were determined to be hazardous, we could face unexpected costs to continue working with the chemicals, or to develop alternate ink formulations.

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

We seek to develop new technologies and products from both internal and external sources. As part of this effort, we have in the past made, and will likely continue to make, acquisitions of other companies or other companies’ assets. Acquisitions involve numerous risks, such as:

•	if we issue equity securities in connection with an acquisition, the issuance will generally be dilutive to our existing stockholders, alternatively, acquisitions made entirely or partially for cash (such as our acquisition of VUTEk) will reduce our cash reserves;

•	difficulties in integration of operations, employees, technologies, or products and the related diversion of management time and effort to accomplish successful integration;

•	risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	potential loss of key employees of the acquired company;

•	possible expense overruns;

•	an adverse reaction by customers, suppliers or partners of the acquired company or EFI;

•	the risk of changes in ratings by stock analysts;

•	potential litigation surrounding transactions or the prior actions of the acquired company;

•	the inability to protect or secure technology rights; and

•	an increase in operating costs.

Mergers and acquisitions of companies are inherently risky and we cannot assure you that our previous or future acquisitions will be successful or will not harm our business, operating results, financial condition, or stock price.

We face risks from our international operations and from currency fluctuations.

Given the significance of our non-US sales to our total product revenue, we face a continuing risk from the fluctuation of the US dollar versus the Japanese yen, the euro and other major European currencies and numerous Southeast Asian currencies. We typically invoice our customers in US dollars and this may result in our products becoming more expensive in the local currency of our customers, thereby reducing our ability to sell our products. When we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar. In addition, we have a substantial number of international employees which creates material operating costs denominated in foreign currencies. In Europe, where we have a significant presence, our sales and marketing expenses and general and administrative expenses have risen in part due to the weakened US dollar. We have attempted to limit or hedge these exposures through operational strategies where we consider it appropriate in the past. Our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

Approximately 41% and 45% of our revenue from the sale of products for the three-month periods ended March 31, 2005 and 2004, respectively, came from sales outside North America, primarily to Europe and Japan. Approximately 45% of our revenue from the sale of products for the 2004 fiscal year came from sales outside North America, primarily to Europe and Japan. We expect that sales outside North America will continue to represent a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters and political or economic conditions in a specific country or region. In addition, many countries in which we derive revenues do not currently have comprehensive and highly developed legal systems, particularly with respect to the protection of intellectual property rights, which, among other things, can result in the prevalence of infringing products and counterfeit goods in some countries. The enforcement of existing and future laws and contracts remains uncertain, and the implementation and interpretation of such laws may be inconsistent. The lack of or inconsistency of these laws may enable third parties to sell infringing products or counterfeit goods in certain countries, which would harm our business and reputation.

We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.

We rely on a combination of copyright, patent, trademark and trade secret protection, nondisclosure agreements and licensing and cross-licensing arrangements to establish, maintain and protect our intellectual property rights, all of which afford only limited protection. We have patents and pending patent applications in the United States and in various foreign countries. There can be no assurance that patents will issue from our pending applications or from any future applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. Any failure to adequately protect our proprietary information could harm our financial condition and operating results. We cannot be certain that any patents that have been or may in the future be issued to us, or which we license from third parties, or any other of our proprietary rights will not be challenged, invalidated or circumvented. In addition, we cannot be certain that any rights granted to us under any patents, licenses or other proprietary rights will provide adequate protection of our proprietary information. In addition, as different segments of our business change or mature, from time to time we evaluate our patent portfolio and make decisions either to pursue or not to pursue specific patents and patent applications related to such segments. Abandoning or choosing not to pursue certain of our patents, patentable applications and failing to file applications for potentially patentable inventions, may harm our business by, among other things, enabling our competitors to more effectively compete with us, reducing the potential claims we can bring against third -parties for patent infringement and limiting our potential defenses to intellectual property claims brought by third parties.

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

Our products consist of hardware and software developed by ourselves and others. Our products may contain undetected errors and we have in the past discovered software and hardware errors in certain of our products after their introduction, resulting in warranty expense and other expenses incurred in connection with rectifying such errors. Errors could be found in new versions of our products after commencement of commercial shipment, and any such errors could result in a loss or delay in market acceptance of such products and thus harm our reputation and revenues. In addition, errors in our products (including errors in licensed third party software) detected prior to new product releases could result in delays in the introduction of new products and our incurring additional expense, which could harm our operating results.

Actual or perceived security vulnerabilities in our products could adversely affect our revenues.

Maintaining the security of our software and hardware products is an issue of critical importance to our customers and for us. There are individuals and groups who develop and deploy viruses, worms and other malicious software programs that could attack our products. Although we take preventative measures to protect our products, and we have a response team that is notified of high-risk malicious events, these procedures may not be sufficient to mitigate damage to our products. Actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases or to purchase competitive products. Customers may also increase their expenditures on protecting their computer systems from attack, which could delay purchases of our products. Any of these actions or responses by customers could adversely affect our revenues.

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

The market price for our common stock has been and may continue to be volatile. For example, during the twelve-month period ended March 31, 2005, the price of our common stock as reported on the Nasdaq National Market ranged from a low of $15.00 to a high of $28.57. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly or annual operating results;

•	our failure to meet analyst expectations

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships, acquisitions or investments;

•	announcements by our customers regarding their businesses or the products in which our products are included;

•	changes in financial estimates or other statements by securities analysts;

•	changes in general economic conditions;

•	terrorist attacks and the effects of military engagements or natural disasters;

•	changes in the rating of our debentures or other securities;

•	changes in the economic performance and/or market valuations of other software and high-technology companies; and

•	commencement of litigation or adverse results in pending litigation.

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

Under regulations required by the Sarbanes-Oxley Act of 2002, an adverse opinion on internal controls over financial reporting could be issued by our auditors, and this could have a negative impact on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our auditors, an independent registered public accounting firm, are required to attest audit both the design and operating effectiveness of our internal controls over financial reporting and management’s assessment of the design and the effectiveness of its internal controls for financial reporting. Although no known material weaknesses exist at this time, it is possible that material weaknesses could be found. If we are unable to remediate the weaknesses, our management would be required to disclose that our internal controls over financial reporting were not effective and the auditors would be required to issue an adverse opinion or disclaimer on our internal controls over financial reporting. It is uncertain what impact an adverse opinion or disclaimer would have upon our stock price.

The cost of complying with the Sarbanes-Oxley Act of 2002 has been substantial, and may continue to affect our cost of operations.

In 2004 the costs associated with regulatory compliance increased dramatically. For example, the direct costs to assess the design and operating effectiveness of our internal control structure and procedures, as well as the cost of our annual audit was approximately $1.6 million in 2004, this compares to our annual audit fees of approximately $0.4 million for 2003. As additional regulations become effective, we expect the costs of compliance to increase in the future. Additionally, management’s attention may be diverted from day-to-day operations to ensure that we are in compliance with the various new requirements and regulations.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties to such contracts are major financial institutions. We had no forward foreign exchange contracts outstanding as of March 31, 2005.

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

The following table presents the hypothetical change in fair values in the financial instruments we held at March 31, 2005 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.

This table estimates the fair value of the portfolio at a twelve month time horizon:

	Valuation of		Valuation of
	securities given an		securities given an
	interest rate		interest rate
	decrease of 100	No change in	increase of 100
	basis points	interest rates	basis points
Total Fair Market Value	$547,928	$547,797	$547,732

The fair value of our long-term debt, including current maturities, was estimated to be $228.9 million as of March 31, 2005.

ITEM 4: CONTROLS AND PROCEDURES

(a)	As of the end of the quarter ended March 31, 2005, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	During 2005, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls.

PART II OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 12 in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities

(in thousands, except per share amounts)

				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs (1)
January 1-31, 2005	—		—	$98,937,404
February 1-28, 2005	—		—	$98,937,404
March 1-31, 2005	—		—	$98,937,404

Total	—		—	$98,937,404

(1)	On August 26, 2004 we announced that our Board of Directors had approved $100.0 million for the repurchase of our outstanding common stock during the next twelve months. We began repurchasing shares under this program in August 2004 and as of March 31, 2005 we had repurchased 53,061 shares. Our buy back program is limited by SEC regulations and by trading windows set by Company policy.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Mr. Unterberg, a director of the Company, is the Chairman and co-founder of C.E. Unterberg, Towbin, an investment banking firm (“CEUT”). On February 10, 2005, the Company executed an engagement letter (the “Engagement Letter”) with CEUT, pursuant to which CEUT agreed to provide financial advisory and investment banking services to the Company. Under the terms of the Engagement Letter, in exchange for such services, the Company will pay to CEUT fees and expense reimbursements at market comparable rates. In connection with the Engagement Letter, the Company has also agreed to a standard indemnity of CEUT in connection with its services. Due to this engagement, Mr. Unterberg has recused himself from any voting related to transactions covered by this agreement.

ITEM 6. EXHIBITS

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

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (4)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (15)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (18)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws as amended (1)

4.2	Specimen Common Stock certificate of the Company (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023 (8)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (8)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (5)

10.2	1990 Stock Plan of the Company (1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (17)

10.4	The 1999 Equity Incentive Plan as amended (3)

10.5	2000 Employee Stock Purchase Plan as amended (3)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (13)

10.8	Prographics, Inc. 1999 Stock Option Plan (10)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan (10)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (10)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (10)

10.12	T/R Systems, Inc. 1999 Stock Option Plan (11)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (12)

10.14	Form of Indemnification Agreement (1)

10.15	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company (9)

10.16	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company (9)

10.17	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company (9)

10.18	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (14)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004 among the Company, Société Générale Financial Corporation and Société Générale (16)

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Company has received confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003

and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.

(7)	Filed as exhibit (d) (5) to the Company’s TO/A Number 3 on October 20, 2000 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(10)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(11)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.

(15)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Form 8-K filed on October 6, 2004 (File No. 000-18805 and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: May 9, 2005	/s/	Guy Gecht

Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

	/s/	Joseph Cutts

Date: May 9, 2005	Joseph Cutts
Chief Financial Officer
Chief Operating Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (6)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (7)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (4)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (15)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (18)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws as amended (1)

4.2	Specimen Common Stock certificate of the Company (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023 (8)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (8)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (5)

10.2	1990 Stock Plan of the Company (1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (17)

10.4	The 1999 Equity Incentive Plan as amended (3)

10.5	2000 Employee Stock Purchase Plan as amended (3)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (13)

10.8	Prographics, Inc. 1999 Stock Option Plan (10)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan (10)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (10)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (10)

10.12	T/R Systems, Inc. 1999 Stock Option Plan (11)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (12)

10.14	Form of Indemnification Agreement (1)

10.15	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company (9)

10.16	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company (9)

10.17	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company (9)

10.18	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (14)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004, among the Company, Société Générale Financial Corporation and Société Générale (16)

24.2	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Company has received confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.

(7)	Filed as exhibit (d) (5) to the Company’s TO/A Number 3 on October 20, 2000 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(10)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(11)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.

(15)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Form 8-K filed on October 6, 2004 (File No. 000-18805 and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.