Form 10-Q
period 2005-06-30
ELECTRONICS FOR IMAGING INC
filed 2005-08-09
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
(650) 357 — 3500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The number of shares of Common Stock outstanding as of July 29, 2005 was 54,668,058.

ELECTRONICS FOR IMAGING, INC.

PART I            FINANCIAL INFORMATION
     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Electronics for Imaging, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except per share amounts)	2005	2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$87,998	$156,322
Short-term investments	303,002	503,237
Accounts receivable, net	64,323	41,128
Inventories	29,006	5,529
Other current assets	31,807	22,157

Total current assets	516,136	728,373

Property and equipment, net	51,208	44,324
Restricted investments	88,580	88,580
Goodwill	180,575	73,768
Intangible assets, net	160,318	40,842
Other assets	11,037	41,990

Total assets	$1,007,854	$1,017,877

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$34,252	$24,286
Accrued and other liabilities	70,783	62,219
Income taxes payable	22,302	23,812

Total current liabilities	127,337	110,317

Long-term obligations	240,000	240,000

Total liabilities	367,337	350,317
Commitments and contingencies (Note 13)

Stockholders’ equity:

Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 54,568 and 53,828 shares outstanding, respectively	645	638
Additional paid-in capital	372,230	359,340
Deferred compensation	(5,661)
Treasury stock, at cost, 9,963 shares	(214,722)	(214,722)
Accumulated other comprehensive loss	(1,554)	(1,212)
Retained earnings	489,579	523,516

Total stockholders’ equity	640,517	667,560

Total liabilities and stockholders’ equity	$1,007,854	$1,017,877

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Revenue	$99,036	$109,107	$181,039	$215,789
Cost of revenue (1)	37,291	38,057	66,085	76,177

Gross profit	61,745	71,050	114,954	139,612
Operating expenses:
Research and development (1)	27,044	27,657	53,423	54,821
Sales and marketing (1)	18,327	20,056	35,165	39,018
General and administrative (1)	8,177	6,778	15,670	13,411
Stock-based compensation expense	594	—	594	—
Restructuring charges	—	—	2,685	—
Amortization of identified intangibles	5,286	2,533	8,462	6,995
Acquired in-process research and development expense	38,200	1,000	38,200	1,000

Total operating expenses	97,628	58,024	154,199	115,245

(Loss) income from operations	(35,883)	13,026	(39,245)	24,367
Interest and other income, net:
Interest and other income	3,206	2,803	6,980	5,874
Interest expense	(1,253)	(1,346)	(2,508)	(2,596)
Gain on sale of product line	—	—	—	2,994

Total interest and other income, net	1,953	1,457	4,472	6,272

(Loss) income before income taxes	(33,930)	14,483	(34,773)	30,639
Benefit from (provision for) income taxes	653	(4,345)	838	(9,492)

Net (loss) income	$(33,277)	$10,138	$(33,935)	$21,147

Net (loss) income per basic common share	$(0.61)	$0.19	$(0.63)	$0.39

Shares used in basic per-share calculation	54,143	53,847	54,055	54,028
Net (loss) income per diluted common share	$(0.61)	$0.17	$(0.63)	$0.35

Shares used in diluted per-share calculation	54,143	64,630	54,055	64,853
(1) Excludes non-cash stock-based compensation expense as follows:
Cost of revenue	$18	$—	$18	$—
Research and development	132	—	132	—
Sales and marketing	29	—	29	—
General and administrative	415	—	415	—

	$594	$—	$594	$—

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2005	2004
Cash flows (used in) from operating activities:
Net (loss) income	$(33,935)	$21,147
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,657	12,084
Purchased in-process research & development	38,200	1,000
Deferred taxes	41	—
Provision for (reduction in) allowance for bad debts and sales-related allowances	1,563	(1,115)
Equity compensation-related items	1,266	262
Gain on sale of product line	—	(2,994)
Provision for inventory excess and obsolescence	(1,077)	(253)

Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(3,168)	2,143
Inventories	285	4,374
Receivables from sub-contract manufacturers	225	(359)
Other current assets	728	(200)
Accounts payable, accrued and other liabilities	(4,588)	(9,713)
Income taxes payable	(3,565)	7,501

Net cash provided by operating activities	8,632	33,877

Cash flows from investing activities:
Purchases and sales / maturities of short-term investments, net	200,742	46,991
Changes in restricted cash, cash equivalents and short-term investments	—	(360)
Purchases of property and equipment, net	(2,866)	(3,184)
Businesses acquired, net of cash received	(280,777)	(11,550)
Sale of Unimobile product line and other	—	4,134
Purchase of other assets, net	102	(11)

Net cash (used for) provided by investing activities	(82,799)	36,020

Cash flows from financing activities:
Repayment of long-term obligation	—	(12)
Proceeds from issuance of common stock	5,970	20,067
Purchases of treasury stock	—	(39,448)

Net cash provided by (used for) financing activities	5,970	(19,393)

Effect of foreign exchange rate changes on cash & cash equivalents	(127)	(116)
(Decrease) increase in cash and cash equivalents	(68,324)	50,388
Cash and cash equivalents at beginning of period	$156,322	$113,163

Cash and cash equivalents at end of period	$87,998	$163,551

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
1. Basis of Presentation
The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (“EFI”, “we”, “our”, “us”), as of and for the interim periods ended June 30, 2005, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2004 contained in our Annual Report on Form 10-K for such period. The December 31, 2004 Consolidated Balance Sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, our unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position and the results of our operations and cash flows, in accordance with accounting principles generally accepted in the United States of America. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto. Certain prior year balances have been reclassified to conform to the current year presentation.
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
Our interim results are subject to fluctuation. As a result, we believe the results of operations for the interim periods ended June 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or the full year.
New Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections. This new standard replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), Share-Based Payment, revising SFAS 123, Accounting for Stock-Based Compensation and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided.
     In April 2005, the staff of the Securities and Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 107 (SAB 107) to provide additional guidance regarding the application of SFAS 123R. SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of stock options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 discusses disclosures to be made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in registrants’ periodic reports.
     Based upon SEC rules issued in April 2005, SFAS 123R is effective for the first quarter of fiscal years that begin after June 15, 2005. See Note 3 of these financial statements for a disclosure of the effect of net income and earnings per share for the three and six month periods ended June 30, 2005 and 2004 as if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation. We have not determined which of the various methods allowed under SFAS 123R that we will utilize to calculate the stockased employee compensation and do not have an estimate of the impact adoption will have on our financial statements.

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
2. Accounting for Derivative Instruments and Hedging
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. We had two embedded derivatives related to the 1.50% Senior Convertible Debentures as of June 30, 2005, the fair values of which were insignificant. We had no other derivatives as of June 30, 2005.
3. Stock-based Employee Compensation
We have elected to use the intrinsic value method as set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for our stock options and other stock-based employee awards. Accordingly, no compensation cost related to stock options granted to employees has been recorded in the statement of operations. Had compensation cost for options and restricted stock granted under our stock-compensation plans been determined based on the fair value at the grant dates as prescribed by SFAS 123, our net income (loss) and pro forma net income (loss) per share for the three and six months ended June 30, 2005 and 2004 would have been as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2005	2004	2005	2004
Net (loss) income	As reported	$(33,277)	$10,138	$(33,935)	$21,147
Add: Stock-based employee compensation expenses for restricted grants included in reported net income, net of related tax effect		464	92	628	184
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		(3,851)	(4,629)	(6,835)	(9,801)

Net (loss) income	Pro forma	$(36,664)	$5,601	$(40,142)	$11,530

(Loss) Earnings per basic common share	As reported	$(0.61)	$0.19	$(0.63)	$0.39

	Pro forma	$(0.68)	$0.10	$(0.74)	$0.21

(Loss) Earnings per diluted common share	As reported	$(0.61)	$0.17	$(0.63)	$0.35

	Pro forma	$(0.68)	$0.10	$(0.74)	$0.20

4. Comprehensive Income (Loss)
     Comprehensive income (loss), which includes net income (loss), market valuation adjustments and currency translation adjustments, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited)	2005	2004	2005	2004
Net (loss) income	$(33,277)	$10,138	$(33,935)	$21,147

Change in market valuation of investments, net of tax	1,403	(3,807)	304	(2,807)
Change in currency translation adjustment	(947)	(164)	(647)	(283)

Comprehensive (loss) income	$(32,821)	$6,167	$(34,278)	$18,057

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
5. Restructuring charges
We incurred restructuring costs of $2,685 for the six-month period ended June 30, 2005. These costs related to employee severance related to a reduction in workforce in all of our operating categories and at all of our principal locations. As of June 30, 2005, we had charged approximately $2,590 against the restructuring accrual for employee severance costs for approximately 65 employees. We anticipate the remaining accrual balance of $95 for employee severance costs will be paid within the next twelve months.
6. Earnings (Loss) Per Share
Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from the unvested shares of restricted stock using the treasury stock method and from the potential conversion of our 1.50% Senior Convertible Debentures (the “Debentures”). In addition, in computing the dilutive effect of the convertible securities, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with the Debentures. Any potential shares that are anti-dilutive as defined in SFAS 128, Earnings per Share, are excluded from the effect of dilutive securities. We adopted EITF 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, in December 2004, and therefore have restated the diluted earnings per share calculation for 2004 for the effect of the potential conversion of our Debentures.
The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic net (loss) income per share:

Net (loss)income available to common shareholders	$(33,277)	$10,138	$(33,935)	$21,147

Weighted average common shares outstanding	54,143	53,847	54,055	54,028
Basic net (loss) income per share	$(0.61)	$0.19	$(0.63)	$0.39

Dilutive net (loss) income per share
Net (loss) income	$(33,277)	$10,138	$(33,935)	$21,147
After-tax equivalent of expense related to 1.50% senior convertible debentures	—	750	—	1,500

(Loss) Income for purposes of computing diluted net income per share	$(33,277)	$10,888	$(33,935)	$22,647

Weighted average common share outstanding	54,143	53,847	54,055	54,028

Dilutive stock options (1), (2)	—	1,699	—	1,741

Weighted average assumed conversion of 1.50% senior convertible debentures (1)	—	9,084	—	9,084

Weighted average common shares outstanding for purposes of computing diluted net income per share	54,143	64,630	54,055	64,853

Dilutive net (loss) income per share	$(0.61)	$0.17	$(0.63)	$0.35

(1)	All stock options, unvested restricted shares outstanding and potential debt conversion shares are considered anti-dilutive for the three and six months ended June 30, 2005 as there was a net loss for each period.

(2)	The following weighted shares of common stock options have been excluded from the effect of dilutive securities because the options’ exercise prices were greater than the average market price of the common shares for the periods then ended:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Anti-dilutive common stock options	6,409	2,427	6,767	2,449

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
7. Acquisitions
2005 Acquisitions
VUTEk, Inc.
In June 2005 we acquired VUTEk, Inc. (“VUTEk”), for approximately $288,172, less cash received of $7,395 for a net purchase price of $280,777. We acquired VUTEk to further our presence in the commercial print market, as well as to increase the Company’s recurring revenue streams. The sale of solvent and ultraviolet cured, or UV, inks are expected to provide the recurring revenue stream for VUTEk. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed:

Cash	$7,395
Other tangible assets	53,115
In-process research and development	38,200
Acquired technology	65,500
Customer relationships	35,800
Trademarks and trade names	27,000
Goodwill	107,522

334,532
Liabilities assumed	(25,108)
Deferred tax liability, net	(21,252)

$288,172

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives of four years except for trademarks and trade names. The acquired trademarks and trade names have a 30 year life. Goodwill of $107,522 represents the excess of the purchase price over the fair value of the net tangible assets and intangible assets acquired and is not deductible for tax purposes.The purchase price allocation is preliminary as we are currently evaluating the various matters related to the acquisition, including assets acquired, liabilities assumed and the intangible assets.
VUTEk’s operating results have been included in our operating results since June 2005.
2004 Acquisitions
Automated Dispatch Systems Inc.
In February 2004 we acquired Automated Dispatch Systems, Inc. (“ADS”), for approximately $11,811 in cash. We acquired ADS to further develop relationships with copier and office equipment distributors. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

Cash	$261
Other tangible assets	336
In-process research and development	1,000
Acquired technology	3,800
Other intangible assets	1,200
Goodwill	8,613

15,210
Liabilities assumed	(1,791)
Deferred tax liability, net	(1,608)

$11,811

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives of five years except for developed technology which has a three-year life, and customer relationships which have a four-year life.
ADS’s operating results have been included in our operating results since February 2004.

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
Valuation Methodology
Intangible assets acquired consist of developed technology, patents, trademarks and trade names and customer relationships. The amount allocated to the purchased in-process research and development (“IPR&D”) was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value at rates ranging from 20% to 35%. The percentage of completion for in-process projects acquired ranged from 10% to 90%. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. IPR&D was included in operating expenses as part of other acquisition-related charges. There have been no significant changes to management’s original estimates.
Pro forma Information
The unaudited pro forma information set forth below represents the revenues, net income and earnings per share of the Company and its 2005 and 2004 acquisitions as if the acquisitions were effective as of the beginning of the periods presented and includes certain pro forma adjustments, including the adjustment of amortization expense to reflect purchase price allocations, interest income to reflect net cash used for the purchase and the related income tax effects of these adjustments. All acquisitions are included in the Company’s financial statements from the date of acquisition.
The unaudited pro forma information is not intended to represent or be indicative of the consolidated results of operations of EFI that would have been reported had the acquisitions been completed as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations or financial condition of EFI.

	Three Months Ended June 30,		Six Months Ended June 30
	2005	2004	2005	2004
Revenue	$120,741	$136,531	$239,030	$277,394

Net income (loss)	$5,280	$8,193	$5,142	$11,304

Net income per basic common share	$0.10	$0.15	$0.10	$0.21

Net income per diluted common share	$0.09	$0.14	$0.09	$0.20

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
8. Balance Sheet Components

	June 30, 2005	December 31, 2004

Accounts receivable:
Accounts receivable	$68,548	$44,214
Less allowances	(4,225)	(3,086)

	$64,323	$41,128

Inventories:
Raw materials	$18,892	$3,475
Work-in-process	2,497	—
Finished goods	7,617	2,054

	$29,006	$5,529

Other current assets:
Deferred income taxes, current portion	$25,851	$16,666
Receivable from subcontract manufacturers	1,152	1,377
Other	4,804	4,114

	$31,807	$22,157

Property and equipment:
Land, building and improvements	$42,447	$37,018
Equipment and purchased software	46,577	42,767
Furniture and leasehold improvements	14,539	14,231

	103,563	94,016
Less accumulated depreciation and amortization	(52,355)	(49,692)

	$51,208	$44,324

Other assets:
Deferred income taxes, non-current, net	$4,897	$35,184
Debt issuance costs, net	4,042	4,726
Other	2,098	2,080

	$11,037	$41,990

Accrued and other liabilities:
Accrued compensation and benefits	$20,503	$18,089
Deferred revenue	17,772	16,113
Accrued warranty provision	3,278	1,838
Accrued royalty payments	7,228	6,347
Other accrued liabilities	22,002	19,832

	$70,783	$62,219

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
9. Goodwill and Other Identified Intangible Assets
A reconciliation of the activity in goodwill for 2004 and 2005 is presented below.

Beginning balance, January 1, 2004	$67,166

Additions	8,613	(1)
Impairments	—
Other	(2,011)	(2)

Ending Balance, December 31, 2004	$73,768

Additions	107,522	(3)
Impairments	—
Other	(715)	(4)

Ending Balance, June 30, 2005	$180,575

(1)	The additions to goodwill include $8,613 for ADS Technology.

(2)	Included in the Other line are translation adjustments on the Best GmbH balance of $434, an adjustment to tax accruals related to the 2000 Splash acquisition of ($2,321), and adjustments to our 2003 acquisitions of ($124).

(3)	The additions to goodwill include $107,522 million for VUTEk, Inc.

(4)	Included in the Other line are translation adjustments on the Best GmbH balance of ($421) an adjustment to tax accruals related to prior acquisitions of ($294).
During the third quarter of each year we perform an annual review of all intangibles with an indefinite life, including goodwill, as required under SFAS No. 142, Goodwill and Other Intangible Assets. As of June 30, 2005, we have not recorded any impairment charges against our goodwill and other intangible assets that are not amortized, and do not expect that our annual review will result in any impairment charges.

		June 30, 2005			December 31, 2004
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	4.5 yrs	$103,286	$(22,659)	$80,627	$37,971	$(17,465)	$20,506
Patents, trademarks and trade names	22.9 yrs	37,687	(7,141)	30,546	10,708	(6,647)	4,061
Other intangible assets	4.6 yrs	56,532	(7,387)	49,145	20,965	(4,690)	16,275

Amortizable intangible assets	8.03 yrs	$197,505	$(37,187)	$160,318	$69,644	$(28,802)	$40,842

Aggregate amortization expense for amortizable intangible assets was $5,286 and $8,462 for the three and six months ended June 30, 2005, respectively and $3,533 and $6,995 for the three and six months ended June 30, 2004, respectively. As of June 30, 2005 future estimated amortization expense related to amortizable intangible assets is estimated to be:

2005	$19,062
2006	37,758
2007	34,741
2008	29,172
2009 and thereafter	12,584

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
10. Long-term Debt
On June 4, 2003 we sold $240,000 of Debentures in a private placement, which are unsecured senior obligations, paying interest semi-annually in arrears at an annual rate of 1.50%. Beginning in the sixth year after issuance, additional interest at a rate of 0.35% per annum will be paid under certain specified conditions. The Debentures are convertible before maturity into 9,084 shares of our common stock at a conversion price of approximately $26.42 per share of common stock but only upon the stock trading at or above $31.70 per share for 20 consecutive trading days during the last 30 consecutive trading days of the preceding fiscal quarter, or upon the occurrence of certain other specified events. None of the events that would cause the Debentures to be convertible have occurred as of June 30, 2005. We may redeem the Debentures at our option, on or after June 1, 2008 at a redemption price equal to par plus accrued interest, if any. In addition, holders of the Debentures may require us to repurchase all or some of the Debentures on June 1, 2008, 2013 and 2018 at a price equal to 100% of the principal amount plus accrued interest, including contingent interest, if any. Any Debentures repurchased on June 1, 2008 will be paid for in cash, but any Debenture repurchased on June 1, 2013 or 2018 may be for in cash, our common stock, or any combination thereof. Additionally, a holder may require us to repurchase all or a portion of that holder’s Debentures if a fundamental change, as defined in the indenture, occurs prior to June 1, 2008 at 100% of their principal amount, plus any accrued and unpaid interest, including contingent interest, if any. We may choose to pay the repurchase price in cash, our common stock, or any combination thereof.

	June 30, 2005	December 31, 2004
1.50% Senior Convertible Debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$240,000

	$240,000	$240,000

13. Income taxes
For the second quarter of 2005, we recorded a tax benefit of 2% compared to a tax charge of 30% for the same period in 2004. In 2005, the second quarter’s tax benefit was reduced by the impact of the charge for in-process research and development costs related to the VUTEk acquisition and a tax charge related to our decision to repatriate foreign earnings pursuant to the American Jobs Creation Act of 2004. These reductions in the tax benefit for the second quarter of 2005 were partially offset by the reassessment of taxes resulting in a favorable adjustment of $3,536 related to the profitability of foreign operations in 2003 and 2004.
Primary differences between our recorded tax benefit/charge rate and the US statutory rate of 35% for all periods include tax benefits associated with credits for research and development costs, lower taxes on foreign earnings permanently invested in 2004 and subject to reduced US taxes under the American Jobs Creation Act of 2004, and the tax effects of charges related to in-process research and development costs and the amortization of acquired intangibles.
During the second quarter of 2005, we made the decision to repatriate $60,000 of earnings, which had previously been permanently invested outside the United States, pursuant to the American Jobs Creation Act of 2004. When distributed, these earnings will be invested in United States operations pursuant to the Domestic Reinvestment Plan approved and signed by the our Chief Executive Officer. Because these earnings are no longer permanently invested outside the United States, we will record a $3,208 tax charge related to the distribution. Of this $3,208 tax charge, $2,254 relates to earnings accumulated prior to 2005 and has been recorded in the second quarter of 2005. The remaining tax charge of $954 relates to 2005 foreign earnings and has been reflected in the 2005 effective tax rate beginning in the second quarter.

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
14. Credit Risk Concentration
For the six months ended June 30, 2005 and 2004 we had three major customers, Canon, Konica Minolta and Xerox, each with total revenues greater than 10%. These customers, in order of magnitude, accounted for approximately 25%, 19% and 13% of revenue for the six months ended June 30, 2005 and approximately 27%, 22% and 19% of revenue in the six months ended June 30, 2004. These same three customers, each with accounts receivable balances greater than 10% of our total accounts receivable balance, in aggregate accounted for approximately 41% and 49% of the accounts receivable balance as of June 30, 2005 and December 31, 2004, respectively.
15. Commitments and Contingencies
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
We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no material deficiency to the guaranteed value at June 30, 2005. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56,850 for the 303 Lease and $31,730 for the 301 Lease at June 30, 2005 for a total of $88,580 shown as restricted investments on the face of the balance sheet) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.
We are treated as the owner of these buildings for federal income tax purposes.
We determined that the synthetic lease agreements do qualify as variable interest entities (VIEs); however, because we are not the primary beneficiary under FASB Interpretation No. 46 Consolidation of Variable Interest Entities, as revised (“FIN 46R”) we are not required to consolidate the VIEs in the financial statements.
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

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
Product Warranties
FASB Interpretation No 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. Our products are generally accompanied by a 12-month warranty, which covers both parts and labor. We accrue for warranty costs as part of our cost of sales based on associated material product costs and technical support labor costs. We base the warranty provision upon our historical experience.
Changes in the warranty accruals for the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004
Balance at January 1	$1,838	$2,103
Warranty obligation assumed in connection with acquisition of VUTEk	1,507	—
Provision for warranty during the period	1,201	896
Settlements	(1,268)	(1,092)

Balance at June 30	$3,278	$1,907

Legal Proceedings
Over the past several years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that we buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue EFI and our customers for allegedly infringing his soon to be issued patent and misappropriating his alleged trade secrets. We believe Mr. Coyle’s claims are baseless and completely without merit. Therefore, on December 11, 2001, we filed a declaratory relief action in the United States District Court for the Northern District of California (“California Action”), asking the Court to declare that we and our customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor have we infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through our sale of Fiery, Splash or EDOX print controllers. We also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against us, our suppliers, vendors and customers and users of our products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California Court dismissed our complaint citing the Court’s lack of jurisdiction over Mr. Coyle. We appealed the Court’s dismissal to the Court of Appeals for the Federal Circuit in Washington D.C., who reversed the dismissal of our case and remanded it back to the Northern District of California Court. Mr. Coyle and Kolbet Labs subsequently moved to dismiss our complaint under the Declaratory Judgment Act. The Court granted dismissal on February 17, 2004. We again appealed to the Federal Circuit. On May 3, 2004, Mr. Coyle’s company, J&L Electronics, filed a complaint against EFI in the United States District Court for the District of Arizona (“Arizona Action”) alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. We moved to have that legal action dismissed or transferred to California.
On January 5, 2005, the Federal Circuit again reversed and remanded the California Action finding that our declaratory action comported with the Declaratory Judgment Act. On January 19, 2005, the Arizona court ordered the Arizona Action transferred to the United States Court for the District of Northern California. The California court combined our original action with the transferred Arizona Action. We believe that the claims in the transferred Arizona Action are without merit and plan to vigorously pursue dismissal of these claims in the consolidated action. In addition, we amended our complaint in the original action to add claims against Mr. Coyle for patent infringement, Lanham Act violations, product disparagement and violations of the California Business & Professions Code. We are now able to pursue all of its claims and defend itself in a single forum.
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

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
On May 17, 2005, Leggett & Platt, Inc. brought a patent infringement action against EFI’s newly acquired division, VUTEk in the United States District Court in the Eastern district of Missouri. We believe that the VUTEk printing products do not infringe the Leggett & Platt patent. On June 29, 2005, we answered Leggett & Platt’s complaint and counter-claimed, asking the court to find that Leggett & Platt had no objective or subjective basis for bringing the action and that the asserted patent is invalid and not infringed.
Because of the uncertainties related to both the amount and range of loss on the pending litigation matters, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. However, we have reserved the estimated amount that we expect to pay under the cases discussed above. However, our estimate could be wrong, and we could pay more or less than our current accrual. Pending or future litigation could be costly, could cause the diversion of management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.
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
All amounts in this item are stated in thousands unless otherwise noted, except for per share amounts.

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
Results of Operations
The following table sets forth items in our condensed consolidated statements of income as a percentage of total revenue for the three- and six-month periods ended June 30, 2005 and 2004 and the percentage change from 2005 over 2004. These operating results are not necessarily indicative of our results for any future period.

			%			%
			Change			Change
	Three Months		2005	Six Months Ended		2005
	Ended June 30,		over	June 30,		over
	2005	2004	2004	2005	2004	2004
Revenue	100%	100%	(9)%	100%	100%	(16)%

Cost of revenue	38%	35%	(2)%	36%	35%	(13)%

Gross profit	62%	65%	(13)%	64%	65%	(18)%

Operating expenses:

Research and development	27%	25%	(2)%	30%	26%	(3)%
Sales and marketing	19%	19%	(9)%	19%	18%	(10)%
General and administrative	8%	6%	21%	9%	6%	17%
Stock-based compensation expense	1%	—	n/a	—%	—	n/a
Restructuring charges	—	—	n/a	1%	—	n/a
Amortization of identified intangibles	5%	2%	109%	5%	3%	21%
In-process research and development expense	39%	1%	3720%	21%	1%	3720%

Total operating expenses	99%	53%	68%	85%	54%	34%

(Loss) income from operations	(37)%	12%	(375)%	(21)%	11%	(261)%

Interest and other income:
Interest and other income, net	4%	2%	14%	4%	3%	19%
Interest expense	(1)%	(1)%	(7)%	(2)%	(1)%	(3)%
Gain on sale of product line	—	—	—%	—	1%	(100)%

Total interest and other income, net	3%	1%	34%	2%	3%	(29)%

(Loss) income before income taxes	(34)%	13%	(334)%	(19)%	14%	(213)%
Benefit from (provision for) income taxes	1%	(4)%	(115)%	1%	(4)%	(109)%

Net (loss) income	(33)%	9%	(428)%	(18)%	10%	(260)%

Revenue
We currently classify our revenue into five categories. The first category, “Servers”, is made up of stand-alone servers, which connect digital copiers with computer networks. This category includes the Fiery, Splash, Edox, and MicroPress color and black and white server products. The second category, “Embedded Products”, consists of embedded desktop controllers, bundled solutions, design-licensed solutions and software RIPs (Raster Image Processor) primarily for the office market. The third category, “Professional Printing Applications”, or PPA, consists of software technology centered around printing workflow, print management information systems, proofing and web submission and job tracking tools. The fourth category, ”Printing Products” consists of sales of the super-wide format inkjet printers and inks, and parts and services revenue from the newly acquired VUTEk business. The fifth category of miscellaneous revenue consists of spares, scanning solutions, and field dispatching solutions. In future quarters we will be combining the Servers and Embedded Products categories.

On a sequential basis the performance in the stand-alone server and embedded category exceeded the Q1 2005 results, largely due to new product launches and sales growth across a number of OEM partners. We expect a modest continued improvement in the server and embedded category during the third quarter of 2005. While the Professional Printing Applications category also experienced growth in the second quarter of 2005 on a sequential basis, we expect this category to remain even in the third quarter when compared to the second quarter of 2005. As a result of having a full quarter of the VUTEk business, the Printing Products category is also expected to grow materially on a sequential basis.
Three months ended June 30, 2005 compared to three months ended June 30, 2004

	Three Months Ended June 30,
	2005		2004
					% of $
	$	%	$	%	change
Servers	$35,743	36%	$45,724	42%	(22)%

Embedded Products	24,928	25%	37,232	34%	(33)%

Professional Printing
Applications	18,448	19%	18,237	17%	1%

Printing Products	11,615	12%	—	—	—

Miscellaneous	8,302	8%	7,914	7%	5%

Total Revenue	$99,036	100%	$109,107	100%	(9)%

Our revenues decreased by 9% to $99,036 in the second quarter of 2005, compared to $109,107 in the second quarter of 2004, with a 26% decrease in unit volume between the two periods. Reduced sales of our stand-alone servers and embedded products accounted for the decrease in revenue for the three-month period. The second quarter of 2004 was the strongest quarter of 2004 for our server and embedded products, and the year-over-year comparison reflects the decline to more normal revenue levels. The relative weakness in the servers and embedded categories was partially offset by the addition of VUTEk printing products in June 2005. Post-acquisition revenue from VUTEk accounts for 12% of total revenue for the three month period ended June 30, 2005.
For the three months ended June 30, 2005 and 2004, the professional printing applications category made up 19% and 17% of total revenue, respectively, while the miscellaneous category has increased from 7% of total revenue in the three-month period ended June 30, 2004 to 8% of total revenue in the three-month period ended June 30, 2005. The absolute revenues in these two categories have showed slight increases year over year.

Revenue by geographic area for the three-month periods ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,
	2005		2004		% of $
	$	%	$	%	Change
Americas	$56,442	57%	$59,373	54%	(5)%
Europe	26,086	26%	29,143	27%	(10)%
Japan	11,147	11%	16,550	15%	(33)%
Rest of World	5,361	6%	4,041	4%	33%

Total Revenue	$99,036	100%	$109,107	100%	(9)%

Revenue in the Americas region decreased by 5% to $56,442 in sales during the second quarter of 2005 from $59,373 in the second quarter of 2004, largely attributable to the weakness in sales of our server and embedded products, offset by the addition of printing products from VUTEk. Europe showed a decrease in revenue largely due to slower sales of our server and embedded products, which was partially offset by the new business introduced by VUTEk. Revenue in Japan decreased by 33% to $11,147 during the second quarter of 2005 from $16,550 in the second quarter of 2004. The decrease was driven by the slower demand in both the mid-range server and the embedded sector which includes our design-licensed color solutions. The design-licensed color solutions were often sold to OEM customers in Japan for incorporation into their products which were then shipped from Japan to other countries. The Rest-of-World region, which includes the Asia Pacific but excludes Japan, showed an increase in revenue largely attributable to sales of VUTEk printing products, with some modest increase in PPA offsetting small declines in both server and embedded controllers.
Six months ended June 30, 2005 compared to six months ended June 30, 2004

		Six Months Ended June 30,
	2005		2004
					% of $
	$	%	$	%	change
Servers	$70,358	39%	$96,500	45%	(27)%

Embedded Products	45,383	25%	68,400	32%	(34)%

Professional Printing Applications	35,840	20%	33,601	15%	7%

Printing Products	11,615	6%	—	—	—

Miscellaneous	17,843	10%	17,288	8%	3%

Total Revenue	$181,039	100%	$215,789	100%	(16)%

Our revenues decreased by 16% to $181,039 for the first half of 2005, compared to $215,789 for the first half of 2004, with a 30% decrease in unit volume between the two periods. Reduced sales of our stand-alone servers and embedded products accounted for the decrease in revenue for the six-month period, which was partially offset by the addition of VUTEk printing products in June 2005.
For the six months ended June 30, 2005 and 2004, the Professional Printing Applications category made up 20% and 15% of total revenue, respectively. The increase in PPA revenue shows the increasing market acceptance of EFI’s software solution products in the commercial print market.

The miscellaneous category has increased from 8% of total revenue in the six-month period ended June 30, 2004 to 10% of total revenue in the three-month period ended June 30, 2005, while absolute revenues in this category have remained relatively stable.
Revenue by geographic area for the six-month periods ended June 30, 2005 and 2004 were as follows:

	Six Months Ended June 30,
	2005		2004
					% of $
	$	%	$	%	change
Americas	$104,809	58%	$118,408	55%	(11)%
Europe	45,795	25%	59,534	27%	(23)%
Japan	20,945	12%	29,966	14%	(30)%
Rest of World	9,490	5%	7,881	4%	20%

Total Revenue	$181,039	100%	$215,789	100%	(16)%

Revenue in the Americas region decreased by 11% to $104,809 in sales during the first six months of 2005 from $118,408 in the first six months of 2004, largely attributable to the weakness in sales of our server and embedded products but partially offset by growth in the PPA category and the addition of the VUTEk printing products. Revenue in Europe decreased by 23% to 45,795 from 59,534 in the first six months of 2004, largely due to the slow demand in the server and embedded products markets, and partially offset by the printing product revenue generated post acquisition of VUTEk. Revenue in Japan decreased by 30% to $20,945 during the first six months of 2005 from $29,966 in the first six months of 2004. A significant portion of the decrease in Japan was driven by lower demand for products in the embedded sector. The Rest-of-World region, which includes the Asia Pacific but excludes Japan, showed an increase in revenue largely attributable to revenue from the VUTEk printing products for the six months ended June 30, 2005.
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
A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. In 2005, we have continued to work on both increasing the number of OEM customers and expanding the size of existing relationships with OEM customers. For the six months ended June 30, 2005 and 2004, three customers — Canon, Konica Minolta, and Xerox — provided more than 10% of our revenue individually and approximately 57% and 67% of our revenue in the aggregate, respectively. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations by our OEM’s to purchase our products in significant amounts. Such reductions have in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that as we increase our revenues from VUTEk the percentage of our revenue that comes from individual OEMs will decrease.
We continue to develop new products and technologies for each of our product lines including new generations of server and controller products and other new product lines and to distribute those new products to or through current and new OEM customers, distribution partners, and end-users in 2005 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.
To the extent sales of our products does not grow over time in absolute terms, or if we are not able to meet demand for higher unit volumes, it could have a material adverse effect on our operating results. There can be no assurance that any products that we introduce in the future will successfully compete, be accepted by the market, or otherwise effectively replace the volume of revenue and/or income from our older products. Market acceptance of our software products, products acquired through mergers and other products cannot be assured.

We also believe that in addition to the factors described above, price reductions for all of our products will affect revenues in the future. We have previously reduced and in the future will likely reduce prices for our products. Depending upon the price-elasticity of demand for our products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions have had and may in the future have an adverse impact on our revenues and profits.
Gross Margins
For the quarter ended June 30, 2005 our gross margin was approximately 62% compared to approximately 65% for the same period a year ago. For the six months ended June 30, 2005 our gross margin was approximately 64% compared to approximately 65% for the same period a year ago. The decrease resulted from lower margin VUTEk products driving down our overall gross margin.
Due to the acquisition of VUTEk historical gross margins are likely to decline in future periods. Controller and Servers margins are expected to improve slightly due to cost saving measures at our contract manufactures while software sales should continue to strengthen overall gross margin. We believe that our gross margin is likely to be impacted by a variety of factors. These factors may include the market prices that can be achieved on our current and future products; the availability and pricing of key components (including DRAM, Processors, and Postscript interpreter software); third-party manufacturing costs; costs of sub-assemblies for our printer products; labor costs; product, channel, and geographic mix; the success of our product transitions and new products; the pace of migration to a design-licensed business model for embedded products; competition with third parties and our OEM customers; and general economic conditions in the United States and abroad. Consequently, we anticipate gross margins may fluctuate from period to period.
While we have managed to improve gross margins in the past through the utilization of fewer contract manufacturers, obtaining favorable component pricing from our suppliers and through increases in higher gross margin software sales and design license sales, we do not expect this trend to continue. If we are not able to compensate for the lower gross margins with an increased volume of sales, our results of operations could be adversely affected.
Operating Expenses
Operating expenses as a percentage of revenue amounted to approximately 99% and 53% for the three-month periods ended June 30, 2005 and 2004, respectively. Operating expenses increased by 68% in the three-month period ended June 30, 2005 compared to the three-month period ended June 30, 2004. The write-off of in-process research and development costs (“IPR&D”) of $38,200 related to the acquisition of VUTEk accounted for 66% of the increase.
Operating expenses as a percentage of revenue amounted to approximately 85% and 54% for the six-month periods ended June 30, 2005 and 2004, respectively. Operating expenses increased by 34% in the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004. The write-off of IPR&D of $38,200 related to the acquisition of VUTEk accounted for 33% of the increase.
We anticipate that operating expenses may increase in future periods both in absolute dollars and as a percentage of revenue as investments are made in new business areas and in direct and channel relationships in our sales organization.
The components of operating expenses are detailed below.
Research and Development
Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation, and costs of prototype materials. Research and development expenses were 27% and 25% of revenue for the second quarter of 2005 and 2004, respectively. In absolute dollars, research and development expense decreased by approximately $613 in the second quarter of 2005 from the second quarter of 2004. The major factor in the decrease in research and development expense was a change in the formula for allocating certain overhead costs. A reduction in both full time and contracted headcount undertaken during the first quarter of 2005 and a decrease in prototype expenses offset by expenses for VUTEk were the remaining principle factors in the lower costs.
Research and development expenses were 29% and 26% of revenue for the second half of 2005 and 2004, respectively. In absolute dollars, research and development decreased by approximately $1,398 in the first six months of 2005 from the first six months of 2004. The major factor in the decrease in expense was a change in the formula for allocating certain overhead costs. Research and development expenses related to the VUTEk acquisition offset decreases in personnel costs for both full-time and contracted headcount and prototype expense.
We believe that the development of new products and the enhancement of existing products are essential, and intend to continue to devote substantial resources to research and new product development efforts. Accordingly, although we decreased our research and development expense in the first half of 2005, we expect that our research and development expenses may increase in absolute dollars and also as a percentage of revenue in future periods.
Sales and Marketing
Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs, and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Asia, and other locations around the world.
Sales and marketing expenses for the three-month period ended June 30, 2005 were approximately $18,327 or 19% of revenue compared to approximately $20,056 or 19% of revenue for the three months ended June 30, 2004. The decrease in absolute dollars was approximately $1,727 for the quarter. Lower participation levels at tradeshows contributed $1,370 towards the decrease in expense, and lower employee costs contributed $309 to the decrease.
Sales and marketing expenses for the six-month period ended June 30, 2005 were approximately $35,165 or 19% of revenue compared to approximately $39,018 or 18% of revenue for the six months ended June 30, 2004. The decrease in absolute dollars was approximately $3,853 in the first half of 2005 from the first half of 2004. Reduced headcount and consulting expenses contributed $1,195 in decreased expenses, including salary, benefits and other headcount-related expenses. Reduced marketing and travel and entertainment expenses driven by lower participation levels at tradeshows contributed another $2,139 towards the decrease in expense.
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
General and administrative expenses were approximately $8,177 or 8% of revenue for the quarter ended June 30, 2005, compared to approximately $6,778 or 6% of revenue for the quarter ended June 30, 2004. The single largest increase in absolute dollars came from employee cost for $591. The acquisition of VUTEk during June 2005 was a principal factor in the increase in general and administrative costs.

General and administrative expenses were approximately $15,670 or 9% of revenue for the six months ended June 30, 2005, compared to approximately $13,411 or 6% of revenue for the six months ended June 30, 2004, for an increase in absolute dollars of approximately $2,259. Legal expenses of approximately $862 related to various litigation matters and patent expenses, and employee costs and consulting expenses of $370 were two primary factors, in the increased expenses. The acquisition of VUTEk was a contributing factor in the increase in general and administrative costs.
We expect that fees paid to our independent registered public accounting firm related to the Sarbanes-Oxley Act compliance will continue to create upward pressure on general and administrative expenses. We also expect that if the US dollar remains volatile against the euro or other currencies, general and administrative expenses reported in US dollars could fluctuate from quarter to quarter.
Stock-based Compensation Expense
We granted approximately 317 shares of restricted stock to employees in April 2005 at an average weighted share price of $16.79. The restrictions lapse over the next four years. We recognized compensation expense of $594 for the three and six months ended June 30, 2005. In 2003 and 2004 the compensation expense associated with restricted stock was not reported as a separate line item on our income statement. We have elected not to separately report those expenses for the prior years.
Restructuring Charges
In December 2004 we announced that we would reduce our worldwide headcount by approximately 5% in an effort to reduce operating expenses in future periods. During the first six months of 2005 we incurred severance costs of approximately $2,685. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further discussion.
Amortization of Identified Intangibles
Amortization of identified intangibles and other acquisition-related expense for the three months ended June 30, 2005 was approximately $5,286 compared to approximately $3,533 for the three months ended June 30, 2004. Amortization of identified intangibles and other acquisition-related expense for the six months ended June 30, 2005 was approximately $8,462 compared to approximately $6,995 for the six months ended June 30, 2004. Of the $1,467 variance for the six months ended June 30 comparison, $2,110 was from the addition of the intangibles related to VUTEk offset by a decrease of $643 due to one of our intangible assets reaching its end of life in the second quarter of 2004.
In-process Research and Development
In-process research and development expense in the first six months was $1,000 for the ADS acquisition completed in the first quarter of 2004. During the first six months of 2005. $38,200 of in-process research and development expense was incurred for the VUTEk acquisition. Additional information on the intangibles and the related amortization can be found in Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Interest and Other Income, Net
Interest and Other Income, Net
Interest income is derived mainly from our short-term investments, net of investment fees. For the three months ended June 30, 2005 interest and other income was approximately $3,206, while for the three months ended June 30, 2004 it was approximately $2,803. For the six months ended June 30, 2005 interest and other income was approximately $6,980, while for the six months ended June 30, 2004 it was approximately $5,816. The increase for both comparisons was primarily driven by higher interest rates, offset with realized losses in the second quarter of 2005 due to the liquidation of short-term investments to fund the acquisition of VUTEk and lower invested balances. Although interest rates are rising, our lower investment balances will not provide interest income at the same levels as we experienced in recent quarters.

Interest Expense
Interest expense includes the interest expense and debt amortization costs related to our 1.50% senior convertible debt of approximately $1,250 for the second quarter of 2005 and 2004 and approximately $2,499 for the six months ended June 30, 2005 and 2004.
Income Taxes
For the second quarter of 2005, we recorded a tax benefit of 2% compared to a tax charge of 30% for the same period in 2004. In 2005, the second quarter’s tax benefit was reduced by the impact of the charge for in-process research and development costs related to the VUTEk acquisition and a tax charge related to our decision to repatriate foreign earnings pursuant to the American Jobs Creation Act of 2004. These reductions in the tax benefit for the second quarter of 2005 were partially offset by the reassessment of taxes resulting in a favorable adjustment of $3,536 related to the profitability of foreign operations in 2003 and 2004.
For the six months ended June 30, 2005, we recorded a tax benefit of 2.5% compared to a tax charge of 31% for the same period in 2004. Primary differences in the rate of tax benefit and tax charge for the six month periods are described above.
Primary differences between our recorded tax benefit/charge rate and the US statutory rate of 35% for all periods include tax benefits associated with credits for research and development costs, lower taxes on foreign earnings permanently invested in 2004 and subject to reduced US taxes under the American Jobs Creation Act of 2004, and the tax effects of charges related to in-process research and development costs and the amortization of acquired intangibles.
During the second quarter of 2005, we made the decision to repatriate $60,000 of earnings, which had previously been permanently invested outside the United States, pursuant to the American Jobs Creation Act of 2004. When distributed, these earnings will be invested in United States operations pursuant to the Domestic Reinvestment Plan approved and signed by the our Chief Executive Officer. Because these earnings are no longer permanently invested outside the United States, we will record a $3,208 tax charge related to the distribution. Of this $3,208 tax charge, $2,254 relates to earnings accumulated prior to 2005 and has been recorded in the second quarter of 2005. The remaining tax charge of $954 relates to 2005 foreign earnings and has been reflected in the 2005 effective tax rate beginning in the second quarter.
Liquidity and Capital Resources

	June 30,	December 31,
	2005	2004

Cash and cash equivalents	$87,998	$156,322
Short term investments	303,002	503,237

Total cash, cash equivalents and short term investments	$391,000	$659,559

 Overview
As of June 30, 2005 we had cash, cash equivalents and investments totaling $391,000, as compared to $659,559 at December 31, 2004. The decrease of $268,559 was the result of the acquisition of VUTEk for approximately $288,172 in cash, offset with cash received of approximately $7,395 from VUTEk, funds from the exercise of common stock options and employee stock purchases of $5,970 and cash generated from operations. A more detailed discussion of changes in our liquidity follows.
 Operating Activities
Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days’ sales outstanding (“DSO”) for accounts receivable. DSOs were 47 days at June 30, 2005 compared to 43 days at June 30, 2004. We calculate accounts receivable DSO on a “gross” basis by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by the total days in the quarter. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As the percentage of our software-related and VUTEk-related revenue increases, we expect DSOs may trend higher. DSOs in the software industry are higher than we have experienced in our OEM business model, as are the DSO’s in the VUTEk model which is primarily direct sales. In the first six months of 2005 our accounts receivable balance decreased our cash flow $3,168 due to the increased DSO, while in the first six months of 2004 we generated $2,143 in cash flows from accounts receivable.
Our working capital, defined as current assets minus current liabilities, was $388,799 at June 30, 2005 and $618,056 at December 31, 2004 and decreased approximately $229,257. After eliminating the decrease in cash of $280,777 for the acquisition of VUTEk and the increase in cash from our receipt of $5,970 from the exercise of employee stock options and employee stock purchases, we had an increase in working capital of $45,550, Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. For the three months ended June 30, 2005, the change in accounts payable and accrued liabilities, including income taxes payable reduced our cash flows by approximately $8,153.
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
 Investing Activities
Investments
We received net proceeds from our marketable securities in the six months ending June 30, 2005 of $200,742. We liquidated a portion of our short-term investment portfolio before maturity to partially fund the acquisition of VUTEk triggering realized losses. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U. S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.
Property and Equipment
Purchases of property and equipment were $2,866 in the first six months of 2005. Our property and equipment additions have historically been funded from operations.
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
Acquisitions
We purchased VUTEk for approximately $288,172 and received approximately $7,395 in cash from VUTEk for a net cash purchase price of $280,777.
Financing Activities
The primary source of funds from financing activities in 2005 was the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $5,970 in the first half of 2005. While we expect to continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions.
If our stock price rises, more employees’ options will be “in the money”, and the employees will be more likely to exercise their options, which results in cash to us. If our stock price decreases, more of our employees’ options will be “out of the money” or “under water”, and therefore, the employees will be less likely to exercise options, which will result in less cash being received by us. The decrease in cash proceeds from the exercise of stock options and employee stock purchase plans sales from 2004 to 2005 was primarily the result of the lower market prices for our common stock in 2005.
Our employee stock purchase plan (“ESPP”) has historically had a high participation rate, and generated $2,723 and $2,175 in the first six months of 2005 and 2004. We expect that the participation levels in our ESPP will continue to be high, however, the lack of available shares in the ESPP could limit the cash generated in future periods.
The synthetic lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. We have determined that the guarantees have no material value as of June 30, 2005, and therefore have not recorded any associated value.
Inventory
Our inventory consists primarily of memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing our products and components related to our wide-format inkjet printer business. Should we decide to purchase components and do our own manufacturing, or should it become necessary for us to purchase and sell components other than the processors, ASICs or memory subsystems for our contract manufacturers, inventory balances and potentially fixed assets would increase significantly, thereby reducing our available cash resources. Further, the inventory we carry could become obsolete thereby negatively impacting our consolidated financial position and results of operations. We also rely on several sole-source suppliers for certain key components and could experience a significant negative impact on our consolidated financial position and results of operations if such supplies were reduced or not available. Our acquisition of VUTEk in June 2005 has increased our inventory exposure, as inventory must be maintained for the manufacturing of both the VUTEk printers and ink.
Purchase Commitments
We may be required and have in the past been required to compensate our sub-contract manufacturers for components purchased for orders subsequently cancelled by us. We review the potential liability and the adequacy of the related accrual. Management analyzes current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of such accruals. Significant management judgments and estimates must be made and used in connection with establishing the accruals in any accounting period. Material differences may result in the amount and timing of our income for any period if management made different judgments or utilized different estimates. Our financial condition and results of operations could be negatively impacted if we were required to compensate the sub-contract manufacturers in an amount significantly in excess of the accrual.
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

Legal Proceedings
Over the past several years, Mr. Jan R. Coyle, an individual living in Nevada, has repeatedly demanded that we buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue EFI and our customers for allegedly infringing his soon to be issued patent and misappropriating his alleged trade secrets. We believe Mr. Coyle’s claims are baseless and completely without merit. Therefore, on December 11, 2001, we filed a declaratory relief action in the United States District Court for the Northern District of California (“California Action), asking the Court to declare that we and our customers have not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor have we infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through our sale of Fiery, Splash or EDOX print controllers. We also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against us, our suppliers, vendors and customers and users of our products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California Court dismissed our complaint citing the Court’s lack of jurisdiction over Mr. Coyle. We appealed the Court’s dismissal to the Court of Appeals for the Federal Circuit in Washington D.C., who reversed the dismissal of our case and remanded it back to the Northern District of California Court. Mr. Coyle and Kolbet Labs subsequently moved to dismiss our complaint under the Declaratory Judgment Act. The Court granted dismissal on February 17, 2004. We again appealed to the Federal Circuit. On May 3, 2004, Mr. Coyle’s company, J&L Electronics, filed a complaint against EFI in the United States District Court for the District of Arizona (“Arizona Action”) alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. We moved to have that legal action dismissed or transferred to California.
On January 5, 2005, the Federal Circuit again reversed and remanded the California Action finding that our declaratory action comported with the Declaratory Judgment Act. On January 19, 2005, the Arizona court ordered the Arizona Action transferred to the United States Court for the District of Northern California. The California court combined our original action with the transferred Arizona Action. We believe that the claims in the transferred Arizona Action are without merit and plan to vigorously pursue dismissal of these claims in the consolidated action. In addition, we amended our complaint in the original action to add claims against Mr. Coyle for patent infringement, Lanham Act violations, product disparagement and violations of the California Business & Professions Code. We are now able to pursue all of its claims and defend itself in a single forum.
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
On May 17, 2005, Leggett & Platt, Inc. brought a patent infringement action against EFI’s newly acquired division, VUTEk in the United States District Court in the Eastern District of Missouri. We do not believe that the VUTEk printing products infringe the Leggett & Platt patent. On June 29, 2005, we answered Leggett & Platt’s complaint and counter-claimed, asking the court to find that Leggett & Platt had no objective or subjective basis for bringing the action and that the asserted patent is invalid and not infringed.
Because of the uncertainties related to both the amount and range of loss on the pending litigation matters, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. However, we have reserved the estimated amount that we expect to pay under the cases discussed above. However, our estimate could be wrong, and we could pay more or less than our current accrual. Pending or future litigation could be costly, could cause the diversion of management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.
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
We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no material deficiency to the guaranteed value at June 30, 2005. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56,850 for the 303 Lease and $31,730 for the 301 Lease at June 30, 2005) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.
We are treated as the owner of these buildings for federal income tax purposes.
The Company has evaluated its synthetic lease agreements to determine if the arrangements qualify as VIEs under FIN 46R. The Company determined that the synthetic lease agreements do qualify as VIEs; however, because the Company is not the primary beneficiary under FIN 46R it is not required to consolidate the VIEs in the financial statements.
Liquidity and Capital Resource Requirements
Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, acquisition needs, investment requirements, stock repurchases, commitments (see Note 12 of the Notes to the Condensed Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchase of shares of our common stock and working capital. There currently are no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.
Factors That Could Adversely Affect Our Performance and Financial Results
Our server and embedded products are sold to a relatively small number of OEM partners and the loss of any of these customers could substantially decrease our revenues.
Historically, a significant portion of our revenues are generated by sales of our printer and copier related products to a relatively small number of OEMs. For example, Canon, Xerox and Konica Minolta each contributed over 10% of our revenues for the six months ended June 30, 2005 and together accounted for approximately 57% of those revenues during the same period. During the fiscal year ended December 31, 2004, these same three customers each contributed over 10% of our revenues and together accounted for approximately 61% of our revenues for the year. Because sales of our printer and copier-related products constitute a significant portion of our revenues and there is a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues in future periods. Accordingly, if we lose or experience reduced sales to an important OEM customer, we will have difficulty replacing the revenue previously generated from such customer with sales to new or existing OEM customers and our revenues will likely decline significantly.

The market for our super wide-format printers is very competitive.
The printing equipment industry is extremely competitive. Our VUTEk products compete against several companies that market digital printing systems based on electrostatic, drop-on-demand and continuous drop-on-demand inkjet, airbrush and other technologies and printers utilizing solvent and UV curable ink. We have also witnessed the recent growth of a local Chinese market where local competitors are developing, manufacturing and selling inexpensive printers, mainly to the local Chinese market. These Chinese manufacturers have also begun penetrating the international market and have partnered with other super-wide format printer manufacturers. Our ability to compete depends on factors both within and outside of our control, including the performance and acceptance of our current printers and any products we develop in the future. We also face competition from existing conventional wide format and super-wide format printing methods, including screen printing and offset printing. Our competitors could develop new products, with existing or new technology, that could be more competitive in our market than our printers. We cannot assure you that we can compete effectively with any such products.
We face strong competition in the market for printing supplies.
We compete with independent manufacturers in the market for ink. We cannot guarantee that we will be able to remain the exclusive or even principal ink manufacturer for our printers. The loss of ink sales to the installed base of printers could adversely impact our revenues and gross margins.
We do not typically have long term purchase contracts with our OEM customers and our OEM customers have in the past and could at any time in the future, reduce or cease purchasing products from us, harming our operating results and business.
With the exception of certain minimum purchase obligations, we typically do not have long-term volume purchase contracts with our OEM customers, including Canon, Xerox and Konica Minolta and they are not obligated to purchase products from us. Accordingly, our customers could at any time reduce their purchases from us or cease purchasing our products altogether. In the past, some of our OEM customers have elected to develop products on their own, rather than purchase our products and we expect that customers will continue to make such elections in the future. In addition, since our OEM customers incorporate our products into products they manufacture and sell, any decline in demand for copiers or laser printers and any other negative developments affecting our major customers or the computer industry in general, including reduced demand for the products sold by our OEM customers, would likely harm our results of operations. For example, several of our customers have in the past experienced serious financial difficulties which led to a decline in sales of our products to these customers. If any significant customers should face such difficulties in the future, our operating results could be harmed through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to products we have manufactured for these customers’ products.
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
We rely on our OEM customers to develop and sell products incorporating our server and embedded technologies and if they fail to successfully develop and sell these products, or curtail or cease the use of our technologies in their products, our business will be harmed.
We rely upon our OEM customers to develop new products, applications and product enhancements utilizing our server technologies in a timely and cost-effective manner. Our continued success in the server industry depends upon the ability of these OEM customers to utilize our technologies while meeting changing end-user customer needs and responding to emerging industry standards and other technological changes. However, we cannot assure you that our OEM customers will effectively meet these requirements. These OEM customers, who are not within our control, are generally not obligated to purchase products from us and we cannot assure you that they will continue to carry our products. For example, our OEM customers have incorporated into their products the technologies of other companies or internally developed technologies in addition to, or instead of, our technologies and will likely continue to do so in the future. If our OEM customers do not effectively market products containing our technologies, our revenue will likely be materially and adversely affected.

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
The revenue growth and profitability of our business depends significantly on the overall demand for information technology products such as ours that enable printing of digital data. Delays or reductions in information technology spending, such as occurred in the past, has caused and could continue to cause a decline in demand for our products and services and consequently has and may continue to harm our business, operating results, financial condition, prospects and stock price.
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
Stock prices of high technology companies such as ours tend to be volatile and are subject to broad fluctuation, including due to variations in operating results and, consequently, fluctuations in our operating results could adversely affect our stock price. Factors that have caused our operating results and share price to fluctuate in the past and that may cause future fluctuations include:
•	varying demand for our products, due to seasonality, OEM customer product development and marketing efforts, OEM customer financial and operational condition and general economic conditions;
•	shifts in customer demand to lower cost products;
•	success and timing of new product introductions by us and our OEM customers and the performance of our products generally;
•	volatility in foreign exchange rates, changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;
•	price reductions by us and our competitors, which may be exacerbated by competitive pressures caused by economic conditions generally;
•	substitution of third-party inks for our own ink products by users of our superwide format inkjet printers;
•	delay, cancellation or rescheduling of orders or projects;
•	availability of key components, including possible delays in deliveries from suppliers, the performance of third-party manufacturers and the status of our relationships with our key suppliers;
•	potential excess or shortage of employees and location of research and development centers;
•	changes in our product mix such as shifts from higher revenue or gross margin products to lower revenue or gross margin products dependant on higher sales volumes;
•	costs associated with complying with any applicable governmental regulations, including substantial costs related to compliance with the Sarbanes-Oxley Act;
•	acquisitions and integration of new businesses;
•	changes in our business model related to the migration of embedded products to a design-licensed model;

•	costs related to the entry into new markets, such as commercial printing and office equipment service automation;
•	general economic conditions; and
•	other risks described herein.
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
Demand for technology, in general, and for products containing our technology that enable printing of digital data has decreased in the past and could decrease in the future, adversely affecting our sales revenue.
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
We continue to explore opportunities to develop or acquire product lines different from our current servers and embedded controllers, such as the proofing and print management software, document scanning solutions, super-wide format inkjet printers, prepress software solutions and web submission tools, among others. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services or if we will generate sufficient revenues from these activities to offset the additional operating expenses we incur. In addition, even if we are able to introduce new products or services, if customers do not accept these new products or services or if we are not able to price such products or services competitively, our operating results will likely suffer.

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
Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components and inkjet printheads for our super-wide format printers. We do not maintain long-term agreements with any of our component suppliers and conduct our business with such suppliers solely on a purchase order basis. If we are unable to continue to procure these sole-sourced components from our current suppliers, we will have to qualify other sources, if possible, or design our products so that they no longer require these components. We cannot assure you that other sources of these components exist or will be willing to supply us on reasonable terms or at all, or that we will be able to design around these components. Therefore any unavailability of supply of these components could harm our business. Because the purchase of certain key components involves long lead times, in the event of unanticipated volatility in demand for our products, we have been in the past and may in the future be unable to manufacture certain products in a quantity sufficient to meet demand. Further, as has occurred in the past, in the event that anticipated demand does not materialize, we may hold excess quantities of inventory that could become obsolete. In order to meet projected demand, we maintain an inventory of components for which we are dependent upon sole or limited source suppliers and components with prices that fluctuate significantly. As a result, we are subject to a risk of inventory obsolescence, which could adversely affect our operating results and financial condition. Additionally, the market prices and availability of certain components, particularly memory and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of our products, have fluctuated significantly in the past. Such fluctuations in the future could have a material adverse effect on our operating results and financial condition including a reduction in gross margins.
We are dependent on a limited number of subcontractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers and the loss of any of these subcontractors could adversely affect our business.
We subcontract with other companies to manufacture our products and we do not have long-term agreements with these subcontractors. We rely on the ability of our subcontractors to produce products to be sold to our customers and while we closely monitor our subcontractors’ performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. The weakened economy has led to the dissolution, bankruptcy or consolidation of some of the subcontractors who are able to manufacture our products, decreasing the available number of subcontractors. If the available number of subcontractors continues to decrease, it is possible that we will not be able to secure appropriate subcontractors to fulfill our demand in a timely manner or at all, particularly if demand for our products increases, or if we lose one or more of our current subcontractors. Fewer subcontractors may also reduce our negotiating leverage potentially resulting in higher product costs. Difficulties experienced by our subcontractors, including financial problems and the inability to make or ship our products or fix quality assurance problems, could harm our business, operating results and financial condition. If we decide to change subcontractors, we could experience delays in finding, qualifying and commencing business with new subcontractors which would result in delay in delivery of our products and potentially the cancellation of orders for our products. A high concentration of our products is manufactured at a single subcontractor location, Sanmina-SCI in Colorado. Should Sanmina-SCI experience any inability to, or refuse to manufacture or deliver product from this location our business, financial condition and operations could be harmed. Since we do not maintain long-term agreements with our subcontractors, any of our subcontractors could enter into agreements with our competitors that might restrict or prohibit such subcontractors from manufacturing our products or could otherwise lead to an inability of such subcontractor from filling our orders in a timely manner. In such event, we may not be able to find suitable replacement subcontractors and our business, financial condition and operations would likely be harmed.
We may face increased risk of inventory obsolescence related to our wide format inkjet printers and ink.
We procure raw materials and build our printers and ink products to a sales forecast. If we do not accurately forecast demand for our products we may end up with excess inventory, or we may lose sales because we do not have the correct products available for sale. If we have excess printers we may have to lower prices to stimulate demand. We may also run the risk that our inventory of raw materials may become obsolete. Our ink products have a defined shelf life. If we do not sell the ink before the end of its shelf life it will no longer be sellable.
If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion.
We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley and additionally have research and development offices in India where competition has historically been intense among companies to hire engineering and technical professionals. In times of professional labor imbalances, it has in the past and is likely in the future to be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees.
We offer a broad-based equity compensation plan based on granting options from stockholder-approved plans in order to be competitive in the labor market. If stockholders do not approve additional shares for these plans or new plans for future grants when necessary to enable us to offer compensation competitive with those offered by other companies seeking the same employees, it may be difficult for us to hire and retain skilled employees. The FASB has announced changes to US GAAP that would require us to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans, or ESPPs. This regulation would negatively impact our GAAP earnings. For example, recording a charge for employee stock options under SFAS No. 123, Accounting for Stock-Based Compensation would have reduced net income by $16,913, $17,829 and $21,841 for the years ended December 31, 2004, 2003 and 2002, respectively. Our net income would have been reduced by $3,387 and $6,207 for the quarter and six months ended June 30, 2005, respectively, for stock option grants and issuances of stock under our ESPP, net of the tax effect, under the pending regulation. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased costs or change our equity incentive strategy such that we cannot successfully hire and retain employees, we may not be able to develop products or to meet demand for our products in a timely fashion and our results of operations may be harmed.
We acquired VUTEk, Inc., a privately-held provider of superwide format digital printers for approximately $280,777, net of cash acquired in June 2005. Acquisitions involve risks and if we are unable to mitigate those risks our business will be harmed.
Our acquisition of VUTEk was our largest acquisition to date. Our purchase was made in cash and we will experience a loss of interest income as our cash balances have been reduced. In addition, we have decreased our cash reserves which could impair our financial condition and our ability to expend reserves on other activities. We cannot assure you that we will be able to raise additional funds if and when needed on acceptable terms or at all.
If we are unable to retain the key employees of VUTEk the operations of the acquired company could be materially adversely impacted. We do not have experience in manufacturing and marketing superwide format printers and ink products and as such we may not be able to effectively manage the VUTEk operations. If VUTEk’s principal suppliers, many of whom have no previous relationship with us, were to refuse to continue providing materials, we would be forced to find alternate supply sources, which could possibly lead to increased costs of operations.

We do not have relationships with the customers of VUTEk, and they may decide to discontinue purchasing from us. This would result in a loss of revenue and prevent us from obtaining the expected benefits of the acquisition..
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

Approximately 42% and 45% of our revenue from the sale of products for the six-month periods ended June 30, 2005 and 2004, respectively, came from sales outside North America, primarily to Europe and Japan. Approximately 45% of our revenue from the sale of products for the 2004 fiscal year came from sales outside North America, primarily to Europe and Japan. We expect that sales outside North America will continue to represent a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters and political or economic conditions in a specific country or region. In addition, many countries in which we derive revenues do not currently have comprehensive and highly developed legal systems, particularly with respect to the protection of intellectual property rights, which, among other things, can result in the prevalence of infringing products and counterfeit goods in some countries. The enforcement of existing and future laws and contracts remains uncertain, and the implementation and interpretation of such laws may be inconsistent. The lack of or inconsistency of these laws may enable third parties to sell infringing products or counterfeit goods in certain countries, which would harm our business and reputation.
We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.
We rely on a combination of copyright, patent, trademark and trade secret protection, nondisclosure agreements and licensing and cross-licensing arrangements to establish, maintain and protect our intellectual property rights, all of which afford only limited protection. We have patents and pending patent applications in the United States and in various foreign countries. There can be no assurance that patents will issue from our pending applications or from any future applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. Any failure to adequately protect our proprietary information could harm our financial condition and operating results. We cannot be certain that any patents that have been or may in the future be issued to us, or which we license from third parties, or any other of our proprietary rights will not be challenged, invalidated or circumvented. In addition, we cannot be certain that any rights granted to us under any patents, licenses or other proprietary rights will provide adequate protection of our proprietary information. In addition, as different areas of our business change or mature, from time to time we evaluate our patent portfolio and make decisions either to pursue or not to pursue specific patents and patent applications related to such areas. Abandoning or choosing not to pursue certain of our patents, patentable applications and failing to file applications for potentially patentable inventions, may harm our business by, among other things, enabling our competitors to more effectively compete with us, reducing the potential claims we can bring against third parties for patent infringement and limiting our potential defenses to intellectual property claims brought by third parties.
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
We may be subject to environmental related liabilities due to our use of hazardous materials and solvents.
We mix ink used in some of our printers with solvents and other hazardous materials. Those materials are subject to various governmental regulations relating to their transfer, handling, packaging, use and disposal. We store the ink at warehouses worldwide, including Europe and the United States, and shipping companies ship it at our direction. We face potential responsibility for problems such as spills that may arise when we ship the ink to customers. While we customarily obtain insurance coverage typical for this kind of risk, if we fail to comply with these laws or an accident involving our ink waste or solvents occurs, then our business and financial results could be harmed.

Our products may contain defects which are not discovered until after shipping.
Our products consist of hardware and software developed by ourselves and others. Our products may contain undetected errors and we have in the past discovered software and hardware errors in certain of our products after their introduction, resulting in warranty expense and other expenses incurred in connection with rectifying such errors. Errors could be found in new versions of our products after commencement of commercial shipment and any such errors could result in a loss or delay in market acceptance of such products and thus harm our reputation and revenues. In addition, errors in our products (including errors in licensed third party software) detected prior to new product releases could result in delays in the introduction of new products and our incurring additional expense, which could harm our operating results.
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

We may be subject to the risk of loss due to fire because the materials we use in the manufacturing process of our inks are flammable.
We use flammable materials in the manufacturing processes of our inks and may therefore be subject to the risk of loss arising from fires. The risk of fire associated with these materials cannot be completely eliminated. Moreover, we have one main facility that manufactures these inks, which increases our exposure to such risk in case this facility is destroyed or materially damaged as a result of fire or otherwise. We maintain insurance policies to reduce losses caused by fire, including business interruption insurance. If this facility is damaged or otherwise ceases operations as a result of a fire, it would reduce manufacturing capacity and, consequently, may reduce revenues and adversely affect our business.
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
The market price for our common stock has been and may continue to be volatile. For example, during the twelve-month period ended June 30, 2005, the price of our common stock as reported on the Nasdaq National Market ranged from a low of $16.03 to a high of $28.26. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our auditors, an independent registered public accounting firm, are required to attest audit both the design and operating effectiveness of our internal controls over financial reporting and management’s assessment of the design and the effectiveness of its internal controls for financial reporting. Although no known material weaknesses are believed to exist at this time, it is possible that material weaknesses could be identified. If we are unable to remediate the weaknesses, our management would be required to conclude that our internal controls over financial reporting were not effective and our auditors would be required to issue an adverse opinion on our internal controls over financial reporting. It is uncertain what impact an adverse opinion would have upon our stock price.
A reduction in our net income as reported on our financial statements could increase the likelihood of identifying a material weakness in our internal controls.
The threshold for determining whether or not we have a material weakness as defined by the Sarbanes-Oxley act is, in part, based on our generally accepted accounting principles, or GAAP, net income. Lowered GAAP net income, with an associated lowered materiality threshold, may increase our risk of having to disclose control weaknesses. For example, continued acquisitions, and the associated amortization of intangibles, will increase our amortization expenses and in the future may lower our GAAP earnings which would result in a lower materiality threshold for internal control testing. A lower materiality threshold requires us to test more areas of the business. The chance of discovering a material weakness in any one area may be small, but as the number of areas tested increases, the statistical chance of discovering a material weakness increases.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties to such contracts are major financial institutions. We had no forward foreign exchange contracts outstanding as of June 30, 2005.
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
The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2005 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.

This table estimates the fair value of the portfolio at a twelve month time horizon:

	Valuation of		Valuation of
	securities given an		securities given an
	interest rate		interest rate
	decrease of 100	No change in	increase of 100
(in thousands)	basis points	interest rates	basis points

Total Fair Market Value	$321,683	$321,056	$320,444

The fair value of our long-term debt, including current maturities, was estimated to be $236.7 million as of June 30, 2005.
ITEM 4: CONTROLS AND PROCEDURES
(a)	As of the end of the quarter ended June 30, 2005, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	During 2005, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls.
PART II            OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
The information set forth under Note 12 in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

(in thousands, except share and per share
(amounts)
				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs (1)

April 1-30, 2005	—		—	$98,937
May 1-31, 2005	—		—	$98,937
June 1-30, 2005	—		—	$98,937

Total	—		—	$98,937

(1)	On August 26, 2004 we announced that our Board of Directors had approved $100.0 million for the repurchase of our outstanding common stock during the next twelve months. We began repurchasing shares under this program in August 2004 and as of June 30, 2005 we had repurchased 53,061 shares. Our buy back program is limited by SEC regulations and by trading windows set by Company policy.
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The election of Gill Cogan, Jean-Louis Gassée, Guy Gecht, James S. Greene, Dan Maydan, David Peterschmidt, Fred Rosenzweig, Thomas I. Unterberg and Christopher B. Paisley and to serve as directors until the next Annual Meeting of Shareholders in 2006.

Board Member	For	Against/Withheld	Abstained
Gill Cogan	50,993,788	1,149,209	—
Jean-Louis Gasseé	50,938,100	1,204,897	—
Guy Gecht	50,989,162	1,153,835	—
James S. Greene	50,935,116	1,207,881	—
Dan Maydan	50,952,388	1,190,609	—
David Peterschmidt	51,045,120	1,097,877	—
Fred Rosenzweig	50,986,093	1,156,904	—
Thomas I. Unterberg	50,878,367	1,264,630	—
Christopher B. Paisley	50,967,238	1,175,759	—
     ITEM 5. OTHER INFORMATION
Not applicable.

     ITEM 6. EXHIBITS
          (a) Exhibits

No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (6)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (7)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (4)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (15)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (18)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws as amended (1)

4.2	Specimen Common Stock certificate of the Company (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023 (8)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (8)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (5)

10.2	1990 Stock Plan of the Company (1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (17)

10.4	The 1999 Equity Incentive Plan as amended (3)

10.5	2000 Employee Stock Purchase Plan as amended (3)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (13)

10.8	Prographics, Inc. 1999 Stock Option Plan (10)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan (10)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (10)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (10)

10.12	T/R Systems, Inc. 1999 Stock Option Plan (11)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (12)

10.14	Form of Indemnification Agreement (1)

10.15	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company (9)

10.16	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company (9)

10.17	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company (9)

10.18	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (14)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004 among the Company, Société Générale Financial Corporation and Société Générale (16)

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Company has received confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.

(7)	Filed as exhibit (d) (5) to the Company’s TO/A Number 3 on October 20, 2000 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(10)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(11)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.

(15)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Form 8-K filed on October 6, 2004 (File No. 000-18805 and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: August 9, 2005	/s/	Guy Gecht

Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

	/s/	Joseph Cutts

Date: August 9, 2005	Joseph Cutts
Chief Financial Officer
Chief Operating Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (6)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (7)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (4)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (15)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (18)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws as amended (1)

4.2	Specimen Common Stock certificate of the Company (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023 (8)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (8)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (5)

10.2	1990 Stock Plan of the Company (1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (17)

10.4	The 1999 Equity Incentive Plan as amended (3)

10.5	2000 Employee Stock Purchase Plan as amended (3)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (13)

10.8	Prographics, Inc. 1999 Stock Option Plan (10)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan (10)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (10)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (10)

10.12	T/R Systems, Inc. 1999 Stock Option Plan (11)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (12)

10.14	Form of Indemnification Agreement (1)

10.15	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company (9)

10.16	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company (9)

10.17	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company (9)

10.18	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (14)

No.	Description
10.19	Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004, among the Company, Société Générale Financial Corporation and Société Générale (16)

24.2	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Company has received confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.

(7)	Filed as exhibit (d) (5) to the Company’s TO/A Number 3 on October 20, 2000 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(10)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(11)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.

(15)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Form 8-K filed on October 6, 2004 (File No. 000-18805 and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.