Form 10-Q
period 2005-09-30
ELECTRONICS FOR IMAGING INC
filed 2005-11-09
CIK 867374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock outstanding as of October 28, 2005 was 54,903,411.

ELECTRONICS FOR IMAGING, INC.

PART I FINANCIAL INFORMATION
     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Electronics for Imaging, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except per share amounts)	2005	2004
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$135,788	$156,322
Short-term investments	286,338	503,237
Accounts receivable, net	75,675	41,128
Inventories	27,026	5,529
Other current assets	32,552	22,157

Total current assets	557,379	728,373

Property and equipment, net	50,467	44,324
Restricted investments	88,580	88,580
Goodwill	192,542	73,768
Intangible assets, net	150,011	40,842
Other assets	5,692	41,990

Total assets	$1,044,671	$1,017,877

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$37,619	$24,286
Accrued and other liabilities	74,980	62,219
Income taxes payable	16,700	23,812

Total current liabilities	129,299	110,317

Deferred tax liability	5,773	—
Long-term obligations	240,000	240,000

Total liabilities	375,072	350,317
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 54,751 and 53,828 shares outstanding, respectively	651	638
Additional paid-in capital	383,472	359,340
Deferred stock-based compensation	(5,870)	—
Treasury stock, at cost, 9,963 shares	(214,722)	(214,722)
Accumulated other comprehensive loss	(2,009)	(1,212)
Retained earnings	508,077	523,516

Total stockholders’ equity	669,599	667,560

Total liabilities and stockholders’ equity	$1,044,671	$1,017,877

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Revenue	$142,102	$97,586	$323,141	$313,375
Cost of revenue (1)	55,414	33,989	121,499	110,166

Gross profit	86,688	63,597	201,642	203,209
Operating expenses:
Research and development (1)	27,461	28,448	80,884	83,269
Sales and marketing (1)	23,911	17,999	59,076	57,017
General and administrative (1)	9,305	7,208	24,975	20,619
Stock-based compensation expense	667	—	1,261	—
Restructuring charges	—	—	2,685	—
Real estate related charges	—	14,394	—	14,394
Amortization of identified intangibles	9,765	3,520	18,227	10,515
Acquired in-process research and development expense	—	—	38,200	1,000

Total operating expenses	71,109	71,569	225,308	186,814

Income (loss) from operations	15,579	(7,972)	(23,666)	16,395
Interest and other income, net:
Interest and other income	3,497	3,486	10,477	9,360
Interest expense	(1,250)	(1,770)	(3,758)	(4,366)
Gain on sale of product line	—	—	—	2,994

Total interest and other income, net	2,247	1,716	6,719	7,988

Income (loss) before income taxes	17,826	(6,256)	(16,947)	24,383
Benefit from income taxes	672	22,315	1,510	12,823

Net income (loss)	$18,498	$16,059	$(15,437)	$37,206

Net income (loss) per basic common share	$0.34	$0.30	$(0.28)	$0.69

Shares used in basic per-share calculation	54,416	53,746	54,182	53,934
Net income (loss) per diluted common share	$0.30	$0.27	$(0.28)	$0.61

Shares used in diluted per-share calculation	64,698	63,398	54,182	64,352

(1)	Non-cash stock-based compensation expense as follows:

Cost of revenue (included in cost of revenue)	$17	—	$35	—
Research and development (included in stock-based compensation expense)	174	—	306	—
Sales and marketing (included in stock-based compensation expense)	29	—	58	—
General and administrative (included in stock-based compensation expense)	482	—	897	—

	$702	$—	$1,296	$—

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2005	2004
Cash flows provided by (used in) operating activities:

Net (loss) income	$(15,437)	$37,206
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,629	17,958
Purchased in-process research & development	38,200	1,000
Deferred taxes	(186)	(12,674)

Provision for (reduction in) allowance for bad debts and sales-related allowances	4,392	(1,423)
Equity compensation-related items	2,979	399
Gain on sale of product line	—	(2,994)
Loss on write-off of costs associated with synthetic lease	—	852
Loss on retirement of real estate-related assets	—	2,192
Provision for inventory excess and obsolescence	622	(182)
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(13,897)	(741)
Inventories	(907)	3,014
Receivables from sub-contract manufacturers	(404)	(607)
Other current assets	744	900
Accounts payable, accrued and other liabilities	(696)	4,258
Income taxes payable	(6,729)	(2,536)

Net cash provided by operating activities	33,310	46,622

Cash flows from investing activities:
Purchases and sales / maturities of short-term investments, net	217,108	11,607
Changes in restricted cash, cash equivalents and short-term investments	—	24,050
Purchases of property and equipment, net	(4,002)	(4,395)
Businesses acquired, net of cash received	(282,307)	(11,550)
Sale of Unimobile product line and other	—	4,134
Receipt from (purchase of) other assets, net	186	(917)

Net cash (used for) provided by investing activities	(69,015)	22,929

Cash flows from financing activities:
Repayment of long-term obligation	—	(12)
Proceeds from issuance of common stock	15,296	25,702
Purchases of treasury stock	—	(55,645)

Net cash provided by (used for) financing activities	15,296	(29,955)
Effect of foreign exchange rate changes on cash & cash equivalents	(125)	(115)

(Decrease) increase in cash and cash equivalents	(20,534)	39,481
Cash and cash equivalents at beginning of period	156,322	113,163

Cash and cash equivalents at end of period	$135,788	$152,644

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
1. Basis of Presentation
The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (“EFI”, “we”, “our”, “us”), as of and for the interim periods ended September 30, 2005, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2004 contained in our Annual Report on Form 10-K for such period. The December 31, 2004 Consolidated Balance Sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, our unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position and the results of our operations and cash flows, in accordance with accounting principles generally accepted in the United States of America. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto. Certain prior year balances have been reclassified to conform to the current year presentation.
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
Our interim results are subject to fluctuation. As a result, we believe the results of operations for the interim periods ended September 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or the full year.
New Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“FAS 154”), Accounting Changes and Error Corrections. This new standard replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“FAS 123R”), Share-Based Payment, revising SFAS 123, Accounting for Stock-Based Compensation (“FAS 123”) and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided.
     In April 2005, the staff of the Securities and Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 107 (SAB 107) to provide additional guidance regarding the application of FAS 123R. SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of stock options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 discusses disclosures to be made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in registrants’ periodic reports.
     Based upon SEC rules issued in April 2005, FAS 123R is effective for the first quarter of fiscal years that begin after June 15, 2005. See Note 3 of these financial statements for a disclosure of the effect on net income and earnings per share for the three and nine month periods ended September 30, 2005 and 2004 as if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation. We have not determined which of the various methods allowed under FAS 123R that we will utilize to calculate the stock-based employee compensation and do not have an estimate of the impact adoption will have on our financial statements, although we believe the impact will be significant.

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
2. Accounting for Derivative Instruments and Hedging
FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. We had two embedded derivatives related to the 1.50% Senior Convertible Debentures as of September 30, 2005, the fair values of which were insignificant. We had no other derivatives as of September 30, 2005.
3. Stock-based Employee Compensation
We have elected to use the intrinsic value method as set forth in APB 25 in accounting for our stock options and other stock-based employee awards. Accordingly, no compensation cost related to stock options granted to employees has been recorded in the statement of operations. Had compensation cost for options and restricted stock granted under our stock-compensation plans been determined based on the fair value at the grant dates as prescribed by FAS 123, our net income (loss) and pro forma net income (loss) per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2005	2004	2005	2004
Net income (loss)	As reported	$18,498	$16,059	$(15,437)	$37,206
Add: Stock-based employee compensation expenses for restricted stock grants included in reported net income, net of related tax effect		548	96	1,176	279
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		(4,039)	(3,826)	(10,874)	(13,627)

Net income (loss)	Pro forma	$15,007	$12,329	$(25,135)	$23,858

Earnings (Loss) per basic common share	As reported	$0.34	$0.30	$(0.28)	$0.69

	Pro forma	$0.28	$0.23	$(0.46)	$0.44

Earnings (Loss) per diluted common share	As reported	$0.30	$0.27	$(0.28)	$0.61

	Pro forma	$0.23	$0.21	$(0.46)	$0.41

4. Comprehensive Income (Loss)
Comprehensive income (loss), which includes net income (loss), market valuation adjustments and currency translation adjustments, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$18,498	$16,059	$(15,437)	$37,206

Change in market valuation of investments, net of tax	(298)	1,117	6	(1,691)
Change in currency translation adjustment	(157)	(34)	(805)	(316)

Comprehensive income (loss)	$18,043	$17,142	$(16,236)	$35,199

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
5. Restructuring charges
We incurred restructuring costs of $2,685 during the first quarter of 2005. These costs related to employee severance related to a reduction in workforce in all of our operating categories and at all of our principal locations. As of September 30, 2005, we had charged approximately $2,671 against the restructuring accrual for employee severance costs for approximately 65 employees. We anticipate the remaining accrual balance for employee severance costs will be paid within the next nine months.
6. Earnings (Loss) Per Share
Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from the unvested shares of restricted stock using the treasury stock method and from the potential conversion of our 1.50% Senior Convertible Debentures (the “Debentures”). In addition, in computing the dilutive effect of the convertible securities, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with the Debentures. Any potential shares that are anti-dilutive as defined in SFAS 128, Earnings per Share, are excluded from the effect of dilutive securities. We adopted EITF 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, in December 2004, and therefore the diluted earnings per share calculation for 2004 reflects this change for the effect of the potential conversion of our Debentures.
The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic net income (loss) per share:

Net income (loss) available to common shareholders	$18,498	$16,059	$(15,437)	$37,206

Weighted average common shares outstanding	54,416	53,746	54,182	53,934
Basic net income (loss) per share	$0.34	$0.30	$(0.28)	$0.69

Dilutive net income (loss) per share
Net income (loss)	$18,498	$16,059	$(15,437)	$37,206
After-tax equivalent of expense related to 1.50% senior convertible debentures	750	750	—	2,250

Income (loss) for purposes of computing diluted net income (loss) per share	$19,248	$16,809	$(15,437)	$39,456

Weighted average common shares outstanding	54,416	53,746	54,182	53,934
Dilutive stock options and awards (1), (2)	1,198	568	—	1,334

Weighted average assumed conversion of 1.50% senior convertible debentures (1)	9,084	9,084	—	9,084

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	64,698	63,398	54,182	64,352

Dilutive net income (loss) per share	$0.30	$0.27	$(0.28)	$0.61

(1)	All stock options, unvested restricted shares outstanding and potential debt conversion shares are considered anti-dilutive for the nine months ended September 30, 2005 as there was a net loss for the period.

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)

(2)	The following weighted shares of common stock options have been excluded from the effect of dilutive securities because the options’ exercise prices were greater than the average market price of the common shares for the periods then ended:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Anti-dilutive common stock options	3,970	4,577	6,485	3,264

7. Acquisitions
2005 Acquisition
VUTEk, Inc.
In June 2005 we acquired VUTEk, Inc. (“VUTEk”), for approximately $289,702, less cash received of $7,395 for a net purchase price of $282,307. We acquired VUTEk to further our presence in the commercial print market, as well as to increase our recurring revenue streams. The sales of solvent and ultraviolet cured, or UV, inks are expected to provide the recurring revenue stream for VUTEk. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed:

Cash	$7,395
Other tangible assets	51,668
In-process research and development	38,200
Acquired technology	65,500
Customer relationships	35,300
Trademarks and trade names	27,000
Goodwill	119,516

344,579
Liabilities assumed	(22,946)
Deferred tax liability, net	(31,931)

$289,702

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives of four to six years except for trademarks and trade names. The acquired trademarks and trade names have a 30-year life. Goodwill of $119,516 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The purchase price allocation is preliminary and subject to change as we are currently evaluating the various matters related to the acquisition, including assets acquired, liabilities assumed and the intangible assets.
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
Valuation Methodology
Intangible assets acquired consist of developed technology, patents, trademarks and trade names and customer relationships. The amount allocated to the purchased in-process research and development (“IPR&D”) was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value at rates ranging from 27% to 35%. The percentage of completion for in-process projects acquired ranged from 10% to 54%. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. IPR&D was included in operating expenses as part of other acquisition-related charges. There have been no significant changes to management’s original estimates.
Pro forma Information
The pro forma information set forth below represents our revenues, net income and earnings per share and our 2005 and 2004 acquisitions as if the acquisitions were effective as of the beginning of the periods presented and includes certain pro forma adjustments, including the adjustment of amortization expense to reflect purchase price allocations, interest income to reflect net cash used for the purchase and the related income tax effects of these adjustments. This pro forma information also excludes non-recurring charges including IPR&D that are directly attributable to the acquisition. All acquisitions are included in our financial statements from the date of acquisition.
The pro forma information is not intended to represent or be indicative of the consolidated results of operations of EFI that would have been reported had the acquisitions been completed as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations or financial condition of EFI.

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2005	2004	2005	2004
Revenue	$142,102	$130,264	$381,132	$407,658

Net income	$18,498	$10,272	$23,640	$22,272

Net income per basic common share	$0.34	$0.19	$0.44	$0.41

Net income per diluted common share	$0.30	$0.17	$0.39	$0.38

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
8. Balance Sheet Components

	September 30, 2005	December 31, 2004
Accounts receivable:
Accounts receivable	$79,231	$44,214
Less allowances	(3,556)	(3,086)

	$75,675	$41,128

Inventories:
Raw materials	$15,964	$3,475
Work-in-process	1,353	—
Finished goods	9,710	2,054

	$27,026	$5,529

Other current assets:
Deferred income taxes, current portion	$26,044	$16,666
Receivable from sub-contract manufacturers	1,781	1,377
Other	4,727	4,114

	$32,552	$22,157

Property and equipment:
Land, building and improvements	$42,458	$37,018
Equipment and purchased software	43,470	42,767
Furniture and leasehold improvements	14,572	14,231

	100,500	94,016
Less accumulated depreciation and amortization	(50,033)	(49,692)

	$50,467	$44,324

Other assets:
Deferred income taxes, non-current, net	$—	$35,184
Debt issuance costs, net	3,693	4,726
Other	1,999	2,080

	$5,692	$41,990

Accrued and other liabilities:
Accrued compensation and benefits	$22,270	$18,089
Deferred revenue	20,126	16,113
Accrued warranty provision	2,870	1,838
Accrued royalty payments	6,646	6,347
Other accrued liabilities	23,068	19,832

	$74,980	$62,219

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
9. Goodwill and Other Identified Intangible Assets
A reconciliation of the activity in goodwill for 2004 and 2005 is presented below.

(in thousands)
Beginning balance, January 1, 2004	$67,166

Additions	8,613	(1)
Impairments	—
Other	(2,011)	(2)

Ending Balance, December 31, 2004	$73,768

Additions	119,516	(3)
Impairments	—
Other	(742)	(4)

Ending Balance, September 30, 2005	$192,542

(1)	The additions to goodwill consist of $8,613 for ADS Technology.

(2)	Included in “Other” are translation adjustments on the Best GmbH balance of $434, an adjustment to taxes payable related to the 2000 Splash acquisition of ($2,321), and adjustments to our 2003 acquisitions of ($124).

(3)	The additions to goodwill consist of $119,516 million for VUTEk, Inc.

(4)	Included in “Other” are translation adjustments on the Best GmbH balance of ($449) and an adjustment to taxes payable related to prior acquisitions of ($293).
During the third quarter of 2005 we performed our annual review of all intangibles with an indefinite life, including goodwill, as required under SFAS No. 142, Goodwill and Other Intangible Assets. As of September 30, 2005, we were not required to recognize any impairment charges against our indefinite—lived intangible assets.

		September 30, 2005			December 31, 2004
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	4.5 yrs	$103,274	$(28,698)	$74,576	$37,971	$(17,465)	$20,506
Patents, trademarks and trade names	22.9 yrs	37,686	(7,690)	29,996	10,708	(6,647)	4,061
Other intangible assets	4.6 yrs	56,017	(10,578)	45,439	20,965	(4,690)	16,275

Amortizable intangible assets	8.0 yrs	$196,977	$(46,966)	$150,011	$69,644	$(28,802)	$40,842

Aggregate amortization expense for amortizable intangible assets was $9,765 and $18,227 for the three and nine months ended September 30, 2005, respectively and $3,520 and $10,515 for the three and nine months ended September 30, 2004, respectively. As of September 30, 2005 future estimated amortization expense related to amortizable intangible assets is estimated to be:

2005	$9,724
2006	38,529
2007	35,512
2008	30,040
2009 and thereafter	36,206

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
10. Long-term Debt
On June 4, 2003 we sold $240,000 of Debentures in a private placement, which are unsecured senior obligations, paying interest semi-annually in arrears at an annual rate of 1.50%. Beginning in the sixth year after issuance additional interest at a rate of 0.35% per annum will be paid under certain specified conditions. The Debentures are convertible before maturity into 9,084 shares of our common stock at a conversion price of approximately $26.42 per share of common stock but only upon the stock trading at or above $31.70 per share for 20 consecutive trading days during the last 30 consecutive trading days of the preceding fiscal quarter, or upon the occurrence of certain other specified events. None of the events that would cause the Debentures to be convertible have occurred as of September 30, 2005. We may redeem the Debentures at our option, on or after June 1, 2008 at a redemption price equal to par plus accrued and unpaid interest, if any. In addition, holders of the Debentures may require us to repurchase all or some of the Debentures on June 1, 2008, 2013 and 2018 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any. Any Debentures repurchased on June 1, 2008 will be paid for in cash, but any Debenture repurchased on June 1, 2013 or 2018 may be paid for in cash, our common stock, or any combination thereof. Additionally, a holder may require us to repurchase all or a portion of that holder’s Debentures if a fundamental change, as defined in the indenture, occurs prior to June 1, 2008 at 100% of their principal amount, plus any accrued and unpaid interest, including contingent interest, if any. In such event, we may choose to pay the repurchase price in cash, our common stock, or any combination thereof.

	September 30, 2005	December 31, 2004
1.50% Senior Convertible Debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$240,000

	$240,000	$240,000

11. Income taxes
For the third quarter of 2005, we recorded a tax benefit of approximately 4% of pre-tax income. In 2005, the third quarter’s tax provision was reduced by $2,811 resulting from our reassessment of taxes on foreign operations due to the filing of our 2004 US and foreign income tax returns. For the nine months ended September 30, 2005, we recorded a tax benefit of approximately 9% of pre-tax loss.
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
During the second quarter of 2005, we made the decision to repatriate $60,000 of earnings, which had previously been permanently invested outside the United States, pursuant to the American Jobs Creation Act of 2004. In the second quarter, we will record a $3,208 tax charge related to the distribution. Of this $3,208 tax charge, $2,254 related to earnings accumulated prior to 2005 and was recorded in the second quarter of 2005. The remaining tax charge of $954 relates to 2005 foreign earnings and has been reflected in the 2005 effective tax rate beginning in the second quarter. We plan to repatriate these earnings in the fourth quarter of 2005.
12. Credit Risk Concentration
For the nine months ended September 30, 2005 and 2004 we had three major customers, Canon, Konica Minolta and Xerox, each with total revenues greater than 10% of our total revenues for those periods. These customers, in order of magnitude, accounted for approximately 17%, 12% and 24% of revenue for the nine months ended September 30, 2005 and approximately 21%, 19% and 26% of revenue in the nine months ended September 30, 2004. These same three customers, each with accounts receivable balances greater than 10% of our total accounts receivable balance, in aggregate accounted for approximately 44% and 49% of the accounts receivable balance as of September 30, 2005 and December 31, 2004, respectively.

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
13. Commitments and Contingencies
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
We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no material deficiency to the guaranteed value at September 30, 2005. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56,850 for the 303 Lease and $31,730 for the 301 Lease at September 30, 2005 for a total of $88,580 shown as restricted investments on the face of the balance sheet) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.
We are treated as the owner of these buildings for federal income tax purposes.
We determined that the synthetic lease agreements qualify as variable interest entities (VIEs); however, because we are not the primary beneficiary under FASB Interpretation No. 46 Consolidation of Variable Interest Entities, as revised (“FIN 46R”) we are not required to consolidate the VIEs in the financial statements.
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

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
Changes in the warranty accruals for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
Balance at January 1	$1,838	$2,103
Warranty obligation assumed in connection with acquisition of VUTEk	1,507	—
Provision for warranty during the period	1,782	1,418
Settlements	(2,257)	(1,538)

Balance at September 30	$2,870	$1,983

Legal Proceedings
As more fully discussed below, from time to time we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, securities law, intellectual property law, and employment law. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Because of the uncertainties related to both the amount and range of loss on the pending litigation matters, we are unable to predict the liability that could finally result from a range of possible unfavorable outcomes. However, we have reserved the estimated amount that we reasonably expect to pay for the cases discussed. However, our estimate could be wrong, and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow of the Company. In addition, we are normally involved in other litigation matters relating to various claims that arise in the normal course of our business.
Electronics For Imaging, Inc. v. Jan R. Coyle and Kolbet Labs: Jan R. Coyle, an individual living in Nevada, has repeatedly demanded over the past several years that we buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue EFI and our customers for allegedly infringing his soon to be issued patent and misappropriating his alleged trade secrets. We believed Mr. Coyle’s claims were baseless and completely without merit. Therefore, on December 11, 2001, we filed a declaratory relief action in the United States District Court for the Northern District of California (“California Action”), asking the Court to declare that we and our customers had not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor had we infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through our sale of Fiery, Splash or EDOX print controllers. We also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against us, our suppliers, vendors and customers and users of our products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California Court dismissed our complaint citing the Court’s lack of jurisdiction over Mr. Coyle. We appealed the Court’s dismissal to the Court of Appeals for the Federal Circuit in Washington D.C., who reversed the dismissal of our case and remanded it back to the Northern District of California Court. Mr. Coyle and Kolbet Labs subsequently moved to dismiss our complaint under the Declaratory Judgment Act. The Court granted dismissal on February 17, 2004. We again appealed to the Federal Circuit. On May 3, 2004, Mr. Coyle’s company, J&L Electronics, filed yet another complaint against EFI, this time in the United States District Court for the District of Arizona (“Arizona Action”) alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. We believed that the claims in the transferred Arizona Action were without merit and planned to vigorously pursue dismissal of these claims. We moved to have that legal action dismissed or transferred to California.
On January 5, 2005, the Federal Circuit again reversed and remanded the California Action finding that our declaratory action comported with the Declaratory Judgment Act. On January 19, 2005, the Arizona court ordered the Arizona Action transferred to the United States Court for the District of Northern California. The California court combined our original action with the transferred Arizona Action into a single consolidated action. In addition, we amended our complaint adding claims against Mr. Coyle for patent infringement, Lanham Act violations, product disparagement and violations of the California Business & Professions Code. We were now able to pursue all of our claims and defend ourself in a single forum and finally litigate the merits of the claims.

Electronics for Imaging, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except for per share amounts)
On September 27, 2005, we settled all litigation with Mr. Jan R. Coyle, Kolbet Labs and various entities associated with Mr. Coyle. At the time, Mr. Coyle was facing multiple pending motions, including motions for sanctions and dismissal of his anti-trust claims and an upcoming Markman hearing where we were confident that we would prevail against Coyle. We were able to reach a settlement for a payment of $100,000. In exchange for the payment, we obtained dismissal of all patent infringement trade secret, antitrust and other claims asserted by Mr. Coyle’s closely held companies, J&L Electronics LLC and Kolbet Labs. Coyle also agreed not to assert any of these claims against EFI or our products in the future. While the settlement does not have a material financial impact on EFI, it does remove all related risks to us and our products of an injunction or other damages.
Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.: On May 17, 2005, Leggett & Platt, Inc., or L&P, and its patent holding subsidiary brought a patent infringement action against VUTEk, a company acquired by us in June 2005, in the United States District Court in the Eastern District of Missouri. We believe that the L&P infringement claims are demonstrably false, and we will vigorously seek summary adjudication of non-infringement against L&P’s claims. On June 29, 2005, we answered L&P’s complaint and counter-claimed, asking the court to find that L&P had no objective or subjective basis for bringing the action and that the asserted patent is invalid and not infringed.
Citiline Holdings, Inc. v. Printcafe Software, Inc., Marc Olin, Joseph Whang, Amos Michelson, et al.: On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., a our wholly owned subsidiary acquired in October 2003 and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. On June 28, 2004, an amended complaint was filed in the action adding additional Printcafe directors as defendants. The parties have reached an agreement in principle to fully and finally resolve this litigation, subject to the Court’s approval of the proposed class action settlement. The parties executed a written Stipulation and Agreement of Compromise and Settlement dated September 23, 2005 and jointly moved for the Court’s preliminary approval of the settlement on September 29, 2005. If the Court preliminarily approves the settlement, the Court will schedule a final fairness hearing for purposes of determining whether to finally approve of the settlement as fair and reasonable to the class.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, beliefs, expectations, forecasts and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in “Factors that Could Adversely Affect Performance and Financial Results,” as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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

Results of Operations
The following table sets forth items in our condensed consolidated statements of income as a percentage of total revenue for the three- and nine-month periods ended September 30, 2005 and 2004 and the percentage change from 2005 over 2004. These operating results are not necessarily indicative of our results for any future period.

			%			%
			Change			Change
	Three Months			Nine Months
	Ended September 30,		2005 over	Ended September 30,		2005 over
	2005	2004	2004	2005	2004	2004
Revenue	100.0%	100.0%	46%	100.0%	100.0%	3%

Cost of revenue	39.0	34.8	63%	37.6	35.2	10%

Gross profit	61.0	65.2	36%	62.4	64.8	(1)%

Operating expenses:
Research and development	19.3	29.2	(3)%	25.0	26.6	(3)%
Sales and marketing	16.8	18.4	33%	18.3	18.2	4%
General and administrative	6.5	7.4	29%	7.7	6.6	21%
Stock-based compensation expense	0.5	—	n/a	0.4	—	n/a
Restructuring charges	—	—	—	0.8	—	n/a
Real estate-related charge	—	14.8	(100)%	—	4.5	(100)%
Amortization of identified intangibles	6.9	3.6	177%	5.7	3.4	73%
Acquired in-process research and development expense	—	—	—	11.8	0.3	3720%

Total operating expenses	50.0	73.4	(1)%	69.7	59.6	21%

Income (loss) from operations	11.0	(8.2)	295%	(7.3)	5.2	(244)%

Interest and other income:
Interest and other income, net	2.4	3.6	0%	3.2	3.0	12%
Interest expense	(0.9)	(1.8)	29%	(1.2)	(1.4)	14%
Gain on sale of product line	—	—	—	—	1.0	(100)%

Total interest and other income, net	1.5	1.8	31%	2.0	2.6	(16)%

Income (loss) before income taxes	12.5	(6.4)	385%	(5.3)	7.8	(170)%
Benefit from income taxes	0.5	22.9	(97)%	0.5	4.1	(88)%

Net income (loss)	13.0%	16.5%	15%	(4.8)%	11.9%	(141)%

Revenue
We currently classify our revenue into four categories. The first category, “Controllers”, is primarily made up of stand-alone servers, which connect digital copiers with computer networks, and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This category includes our Fiery, Splash, Edox, and MicroPress color and black and white server products. The second category, ”Inkjet Products”, consists of sales of the super-wide format inkjet printers and inks, and parts and services revenue from the newly acquired VUTEk business. The third category, “Professional Printing Applications”, or PPA, consists of software technology focused on printing workflow, print management information systems, proofing and web submission and job tracking tools. The fourth category of miscellaneous revenue consists of spares, scanning solutions, and field dispatching solutions. We previously considered the stand-alone servers and the embedded products each as separate categories.
On a sequential basis the revenue performance in the third quarter of 2005 in the controller category exceeded the second quarter of 2005 results by 30%, largely due to new product launches and sales growth across a number of OEM partners. PPA experienced a slight decrease on a sequential basis from the previous quarter. The Inkjet Products category has grown materially over the second quarter of 2005 due to the inclusion of the VUTEk business for three full months in the third quarter of 2005.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

	Three Months Ended September 30,
	2005		2004
					% of $
	$	%	$	%	change
Controllers	$78,762	55%	$73,128	75%	8%
Professional Printing Applications	17,771	13%	16,784	17%	6%
Inkjet Products	36,036	25%	—	—	—
Miscellaneous	9,533	7%	7,674	8%	24%

Total Revenue	$142,102	100%	$97,586	100%	46%

Our revenues increased by 46% to $142,102 in the third quarter of 2005, compared to $97,586 in the third quarter of 2004. The strength in the Controllers category was mostly attributable to the new product launches with some of our major OEM partners, driving an overall increase in unit sales. The addition of inkjet products from our June 2005 acquisition of VUTEk contributed 81% of the increase in our total revenue compared to the third quarter of 2004.
For the three months ended September 30, 2005 and 2004, the PPA category and the miscellaneous category showed modest increases in the comparison of third quarter revenues year over year. The decrease in relative percentage of total revenue in these two categories was due to the addition of VUTEk products in 2005.
Revenue by geographic area for the three-month periods ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,
	2005		2004
					% of $
	$	%	$	%	change
Americas	$72,672	51%	$54,879	56%	32%
Europe	42,189	30%	24,391	25%	73%
Japan	15,175	11%	14,246	15%	7%
Rest of World	12,066	8%	4,070	4%	196%

Total Revenue	$142,102	100%	$97,586	100%	46%

The increase in revenue across all geographic regions except Japan was driven by the addition of the VUTEk product line in June 2005. Inkjet Products in the Americas, Europe and Rest of World regions contributed 10%, 9% and 6% of the third quarter revenues, respectively. In addition, revenue in the Americas and Europe regions increased due to the strength of sales of our controller products. The Japanese revenue increase was driven by stronger sales in the controller sector which includes our design-licensed color solutions. The design-licensed color solutions were often sold to OEM customers in Japan for incorporation into their products which were then shipped from Japan to other countries. The Rest of World region, which includes the Asia Pacific but excludes Japan, showed a 196% increase in revenue largely attributable to sales of Inkjet Products, with a modest increase in Professional Printing Applications category.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

	Nine Months Ended September 30,
	2005		2004
					% of $
	$	%	$	%	change
Controllers	$194,503	60%	$238,028	76%	(18)%
Professional Printing Applications	53,611	17%	50,385	16%	6%
Inkjet Products	47,651	15%	—	—	—
Miscellaneous	27,376	8%	24,962	8%	10%

Total Revenue	$323,141	100%	$313,375	100%	3%

Our revenue increased by 3% to $323,141 for the first nine months of 2005, compared to $313,375 for the first nine months of 2004. The addition of the VUTEk products since June 2005 and an increase in our Professional Printing Applications, offset with reduced sales of our Controllers accounted for the increase in revenue for the nine-month period.
For the nine months ended September 30, 2005 and 2004, the PPA category made up 17% and 16% of total revenue, respectively. The year over year growth in PPA is 6% in absolute terms, showing the acceptance of EFI’s software solution products in the commercial print market.
The miscellaneous category has remained at 8% of total revenue in the nine-month periods ended September 30, 2004 and September 30, 2005, while the absolute revenues in this category have increased by 10% year over year. An increase in sales of our scanning solutions products accounted for most of the increase in this category.
Revenue by geographic area for the nine-month periods ended September 30, 2005 and 2004 was as follows:

	Nine Months Ended September 30,
	2005		2004
					% of $
	$	%	$	%	change
Americas	$177,481	55%	$173,287	55%	2%
Europe	87,984	27%	83,925	27%	5%
Japan	36,120	11%	44,212	14%	(18)%
Rest of World	21,556	7%	11,951	4%	80%

Total Revenue	$323,141	100%	$313,375	100%	3%

In a year over year comparison of revenues in the Americas and Europe regions, the growth of sales in the PPA and miscellaneous category and the addition of the VUTEk Inkjet Products was partially offset by the weakness in sales of our controller products. A significant portion of the decrease in Japan was driven by lower demand for products in the controller sector. The Rest of World region, which includes the Asia Pacific region but excludes Japan, showed an 80% increase in revenue for the nine months ended September 30, 2005 largely attributable to revenue from the Inkjet Products which were added as of June 2005.

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
A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. In 2005, we have continued to work on both increasing the number of OEM customers and expanding the size of existing relationships with OEM customers. For the nine months ended September 30, 2005 and 2004, three customers — Canon, Konica Minolta, and Xerox — provided more than 10% of our revenue individually and approximately 53% and 65% of our revenue in the aggregate, respectively. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations by our OEM’s to purchase our products in significant amounts. Such reductions have in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenues from VUTEk and our professional printing applications, the percentage of our revenue that comes from individual OEMs will decrease.
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
To the extent sales of our products do not grow over time in absolute terms, or if we are not able to meet demand for higher unit volumes, it could have a material adverse effect on our operating results. There can be no assurance that any products that we introduce in the future will successfully compete, be accepted by the market, or otherwise effectively replace the volume of revenue and/or income from our older products. Market acceptance of our software products, products acquired through acquisitions and other products cannot be assured.
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
Gross Margins
For the quarter ended September 30, 2005 our gross margin was approximately 61% compared to approximately 65% for the same period a year ago. For the nine months ended September 30, 2005 our gross margin was approximately 62% compared to approximately 65% for the same period a year ago. These decreases primarily resulted from lower gross margin VUTEk products driving down our overall gross margin.
Due to the acquisition of VUTEk gross margins may decline in future periods. We believe that our gross margin is likely to be impacted by a variety of factors. These factors may include the market prices that can be achieved on our current and future products; the availability and pricing of key components (including DRAM, Processors, and Postscript interpreter software); third-party manufacturing costs; costs of sub-assemblies for our printer products; labor costs; product, channel, and geographic mix; the success of our product transitions and new products; the pace of migration to a design-licensed business model for embedded products; competition with third parties and our OEM customers; and general economic conditions in the United States and abroad. Consequently, we anticipate gross margins may fluctuate from period to period.
While we have managed to improve gross margins in the past through the utilization of fewer contract manufacturers, obtaining favorable component pricing from our suppliers and through increases in higher gross margin software sales and design license sales, we do not expect this trend to continue indefinitely, particularly with the addition of the lower gross margin VUTEk products. If we are not able to compensate for the lower gross margins with an increased volume of sales, our results of operations could be adversely affected.

Operating Expenses
Operating expenses as a percentage of revenue amounted to approximately 50% and 73% for the three-month periods ended September 30, 2005 and 2004, respectively. Operating expenses increased by 24% in the three-month period ended September 30, 2005 compared to the three-month period ended September 30, 2004 when the real estate-related charges of $14,394 incurred during the third quarter of 2004 are excluded.
Operating expenses as a percentage of revenue amounted to approximately 69% and 61% for the nine-month periods ended September 30, 2005 and 2004, respectively. Operating expenses increased by 21% in the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004. The write-off of IPR&D of $38,200 related to the acquisition of VUTEk was the largest single item contributing to the increase, but was offset by the decrease of $14,394 from real estate-related charges in the third quarter of 2004.
We anticipate that operating expenses may increase in future periods both in absolute dollars and as a percentage of revenue as investments are made in new business areas and in direct and channel relationships in our sales organization.
The components of operating expenses are detailed below.
Research and Development
Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation, and costs of prototype materials. Research and development expenses were 19% and 29% of revenue for the third quarter of 2005 and 2004, respectively. In absolute dollars, research and development expense decreased by approximately $987 in the third quarter of 2005 from the third quarter of 2004. The major factor in the decrease was a reduction in both full time and contracted headcount in 2005 offset by research and development expenses related to VUTEk.
Research and development expenses were 25% and 27% of revenue for the first nine months of 2005 and 2004, respectively. In absolute dollars, research and development decreased by approximately $2,385 in the first nine months of 2005 from the first nine months of 2004. The major factors in the decrease in expenses were reductions in personnel costs for both full-time and contracted headcount undertaken in the first quarter of 2005. These expenses were offset by VUTEk research and development expenses incurred over the four months since the acquisition. We believe that the development of new products and the enhancement of existing products are essential, and intend to continue to devote substantial resources to research and new product development efforts. Accordingly, although we decreased our research and development expense in 2005 over 2004, we expect that our research and development expenses may increase in absolute dollars and also as a percentage of revenue in future periods.
Sales and Marketing
Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs, and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Asia, and other locations around the world.
Sales and marketing expenses for the three-month period ended September 30, 2005 were approximately $23,911 or 17% of revenue compared to approximately $17,999 or 18% of revenue for the three months ended September 30, 2004. The additional sales and marketing expense for VUTEk accounted for slightly more than the full amount of the increase from the year ago period, offset with reductions in both full time and contracted headcount during 2005.
Sales and marketing expenses for the nine-month period ended September 30, 2005 were approximately $59,076 or 18% of revenue compared to approximately $57,017 or 18% of revenue for the nine months ended September 30, 2004, or approximately a 4% increase. The primary factor in the increase was sales and marketing expense related to VUTEk; offsets included reduced headcount and consulting expenses and reduced marketing and travel and entertainment expenses driven by lower participation levels at tradeshows.

We expect that our sales and marketing expenses may increase in absolute dollars as we continue to actively promote our products, introduce new products and services, and continue to build our sales and marketing organization, particularly in Europe and Asia Pacific, and as we grow our software solutions, VUTEk products and other new product lines which require greater sales and marketing support from us. We also expect that if the US dollar remains volatile against the euro or other currencies, sales and marketing expenses reported in US dollars could fluctuate.
General and Administrative
General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, depreciation and facility costs, professional fees, and other costs associated with being a public company.
General and administrative expenses were approximately $9,305 for the quarter ended September 30, 2005, compared to approximately $7,208 for the quarter ended September 30, 2004. The single largest increase in absolute dollars came from adding the VUTEk operations which accounted for slightly more than the entire increase.
General and administrative expenses were approximately $24,975 or 8% of revenue for the nine months ended September 30, 2005, compared to approximately $20,619 or 7% of revenue for the nine months ended September 30, 2004, for an increase in absolute dollars of approximately $4,356. The majority of the increase was driven by VUTEk-related expenses, with an additional increase driven by legal expenses related to various litigation matters.
We expect that fees paid to our independent registered public accounting firm related to the Sarbanes-Oxley Act compliance will continue to create upward pressure on general and administrative expenses. We also expect that if the US dollar remains volatile against the euro or other currencies, general and administrative expenses reported in US dollars could fluctuate from quarter to quarter.
Stock-based Compensation Expense
We recognized stock-based compensation expense related to operating expenses of $667 and $1,261 for the three and nine months ended September 30, 2005 for restricted stock grants. In 2003 and 2004 the compensation expense associated with restricted stock was not reported as a separate line item on our income statement. We have elected not to separately report those expenses for the prior years. An additional $17 and $35 for the three and nine months ended September 30, 2005, respectively, was included in and reported as cost of revenue.
Restructuring Charges
In December 2004 we announced that we would reduce our worldwide headcount by approximately 5% in an effort to reduce operating expenses in future periods. During the first quarter of 2005 we incurred severance costs of approximately $2,685. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further discussion.
Amortization of Identified Intangibles
Amortization of identified intangibles for the three months ended September 30, 2005 was approximately $9,765 compared to approximately $3,520 for the three months ended September 30, 2004. Amortization of identified intangibles for the nine months ended September 30, 2005 was approximately $18,227 compared to approximately $10,515 for the nine months ended September 30, 2004. Of the $7,712 variance for the nine months ended September 30 comparison, approximately $8,700 was from the addition of the intangibles related to VUTEk offset by a decrease of approximately $1,031 due to one of our intangible assets reaching its end of life in the third quarter of 2004. Additional information on the amortization of intangibles can be found in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

In-process Research and Development
In-process research and development expense in the first nine months of 2004 was $1,000 for the ADS acquisition completed in the first quarter of 2004. During the first nine months of 2005. $38,200 of in-process research and development expense was incurred for the VUTEk acquisition. Additional information on the in-process research and development expense can be found in Note 7 of the Notes to the Condensed Consolidated Financial Statements.
Interest and Other Income, Net
Interest and Other Income, Net
Interest income is derived mainly from our short-term investments, net of investment fees. For the three months ended September 30, 2005 interest and other income was approximately $3,497, while for the three months ended September 30, 2004 it was approximately $3,486. For the nine months ended September 30, 2005 interest and other income was approximately $10,477, while for the nine months ended September 30, 2004 it was approximately $9,360. The increase for both comparisons was primarily driven by higher interest rates, offset with realized losses in the second quarter of 2005 due to the liquidation of short-term investments to fund the acquisition of VUTEk and lower invested balances. Although interest rates are rising, our lower investment balances resulting from the VUTEk acquisition will not provide interest income at the same levels as we experienced in previous periods.
Interest Expense
The only major component of interest expense is the interest expense and debt amortization costs related to our 1.50% senior convertible debt of approximately $1,249 for the third quarter of 2005 and 2004 and approximately $3,749 for the nine months ended September 30, 2005 and 2004.
Income Taxes
For the third quarter of 2005, we recorded a tax benefit of approximately 4% of pre-tax income compared to a tax benefit of approximately 357% for the same period in 2004. In 2005, the third quarter’s tax provision was reduced by $2,811 resulting from our reassessment of taxes on foreign operations due to the filing of our 2004 US and foreign income tax returns.
During the third quarter of 2004, we reached a settlement with the Internal Revenue Service for the federal income tax returns filed for the years 1999 through 2001. As a result of this settlement, the third quarter’s tax benefit in 2004 was increased by the reassessment of taxes resulting in a favorable adjustment of $18,900. This favorable adjustment was related to the profitability of foreign operations in 1999 through 2003 and foreign sales corporation and research and development credit benefits.
For the nine months ended September 30, 2005, we recorded a tax benefit of approximately 9% of pre-tax loss compared to a tax benefit of approximately 52.5% for the same period in 2004. Primary differences in the rate of tax benefit for the nine month period are the reassessment of taxes on foreign operations for prior years, a tax charge for in-process research and development costs related to the VUTEk acquisition, and a tax charge related to our decision to repatriate foreign earnings pursuant to the American Jobs Creation Act of 2004.
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
During the second quarter of 2005, we made the decision to repatriate $60,000 of earnings, which had previously been permanently invested outside the United States, pursuant to the American Jobs Creation Act of 2004. In the second quarter, we will record a $3,208 tax charge related to the distribution. Of this $3,208 tax charge, $2,254 related to earnings accumulated prior to 2005 and was recorded in the second quarter of 2005. The remaining tax charge of $954 relates to 2005 foreign earnings and has been reflected in the 2005 effective tax rate beginning in the second quarter. We plan to repatriate these earnings in the fourth quarter of 2005.

Liquidity and Capital Resources

	September 30,	December 31,
	2005	2004
Cash and cash equivalents	$135,788	$156,322
Short term investments	286,338	503,237

Total cash, cash equivalents and short term investments	$422,126	$659,559

Overview
As of September 30, 2005 we had cash, cash equivalents and investments totaling $422,126, as compared to $659,559 at December 31, 2004. The decrease of $237,433 was the result of the acquisition of VUTEk for approximately $289,702 in cash, offset with cash received of approximately $7,395 from VUTEk, funds from the exercise of common stock options and employee stock purchases of $15,296 and cash generated from operations. A more detailed discussion of changes in our liquidity follows.
Operating Activities
Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days’ sales outstanding (“DSO”) for accounts receivable. DSOs were 48 days at September 30, 2005 compared to 46 days at December 31, 2004. We calculate accounts receivable DSO on a “gross” basis by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by the total days in the quarter. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As the percentage of our software- and VUTEk-related revenue increases, we expect DSOs may trend higher. DSOs in the software industry are traditionally higher than in the OEM business model, as are the DSO’s in the VUTEk model which is primarily direct sales. In the first nine months of 2005 and 2004 the increase in our accounts receivable balance decreased our cash flow $13,897 and $741, respectively.
Our working capital, defined as current assets minus current liabilities, was $428,080 at September 30, 2005 and $618,056 at December 31, 2004 and decreased approximately $189,976. After eliminating the decrease in cash of $282,307 for the acquisition of VUTEk and the increase in cash from our receipt of $15,296 from the exercise of employee stock options and employee stock purchases, we had an increase in working capital of $77,035. Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. For the nine months ended September 30, 2005, the change in accounts payable and accrued liabilities, including income taxes payable reduced our cash flows by approximately $7,425.
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
Investing Activities
Investments
We received net proceeds from our marketable securities in the nine months ending September 30, 2005 of $217,108. We liquidated a portion of our short-term investment portfolio before maturity to partially fund the acquisition of VUTEk triggering realized losses. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U. S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Property and Equipment
Net purchases of property and equipment were $4,002 in the first nine months of 2005. Our property and equipment additions have historically been funded from operations.
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
Acquisitions
We purchased VUTEk for approximately $289,702 and received approximately $7,395 in cash from VUTEk for a net cash purchase price of $282,307.
Financing Activities
The primary source of funds from financing activities in 2005 was the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $15,296 in the first nine months of 2005. While we expect to continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions.
If our stock price rises, more employees’ options will be “in the money”, and the employees will be more likely to exercise their options, which results in cash to us. If our stock price decreases, more of our employees’ options will be “out of the money” or “under water”, and therefore, the employees will be less likely to exercise options, which will result in less cash being received by us. The $10,406 decrease in cash proceeds from the exercise of stock options and employee stock purchase plans sales from 2004 to 2005 was primarily the result of the lower market prices for our common stock in 2005.
Our employee stock purchase plan (“ESPP”) has historically had a high participation rate, and generated $5,269 and $5,040 in the first nine months of 2005 and 2004. We expect that the participation levels in our ESPP will continue to be high, however, the lack of available shares in the ESPP could limit the cash generated in future periods.
The synthetic lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. We have determined that the guarantees have no material value as of September 30, 2005, and therefore have not recorded any associated value.
Inventory
Our inventory consists primarily of memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing our products and components related to our wide-format inkjet printer business. Should we decide to purchase components and do our own manufacturing, or should it become necessary for us to purchase and sell components other than the processors, ASICs or memory subsystems for our contract manufacturers, inventory balances and potentially fixed assets would increase significantly, thereby reducing our available cash resources. Further, the inventory we carry could become obsolete thereby negatively impacting our consolidated financial position and results of operations. We also rely on several sole-source suppliers for certain key components and could experience a significant negative impact on our consolidated financial position and results of operations if such supplies were reduced or not available. Our acquisition of VUTEk in June 2005 has significantly increased our inventory exposure, as inventory must be maintained for the manufacturing of both the VUTEk printers and ink.

Purchase Commitments
We may be required and have in the past been required to compensate our sub-contract manufacturers for components purchased for orders subsequently cancelled by us. We review the potential liability and the adequacy of the related accrual. Management analyzes current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of such accruals. Significant management judgments and estimates must be made and used in connection with establishing the accruals in any accounting period and such judgments and assessments may prove to be inaccurate. Material differences may result in the amount and timing of our income for any period if management made different judgments or utilized different estimates. Our financial condition and results of operations could be negatively impacted if we were required to compensate the sub-contract manufacturers in an amount significantly in excess of the accrual.
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
Legal Proceedings
As more fully discussed below, from time to time we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, securities law, intellectual property law, and employment law. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Because of the uncertainties related to both the amount and range of loss on the pending litigation matters, we are unable to predict the liability that could finally result from a range of possible unfavorable outcomes. However, we have reserved the estimated amount that we reasonably expect to pay for the cases discussed. However, our estimate could be wrong, and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow of the Company. In addition, we are normally involved in other litigation matters relating to various claims that arise in the normal course of our business.
Electronics For Imaging, Inc. v. Jan R. Coyle and Kolbet Labs: Jan R. Coyle, an individual living in Nevada, has repeatedly demanded over the past several years that we buy technology allegedly invented by his company, Kolbet Labs. In December 2001, Mr. Coyle threatened to sue EFI and our customers for allegedly infringing his soon to be issued patent and misappropriating his alleged trade secrets. We believed Mr. Coyle’s claims were baseless and completely without merit. Therefore, on December 11, 2001, we filed a declaratory relief action in the United States District Court for the Northern District of California (“California Action”), asking the Court to declare that we and our customers had not breached any nondisclosure agreement with Mr. Coyle or Kolbet Labs, nor had we infringed any alleged patent claims or misappropriated any alleged trade secrets belonging to Mr. Coyle or Kolbet Labs through our sale of Fiery, Splash or EDOX print controllers. We also sought an injunction enjoining both Mr. Coyle and Kolbet Labs from bringing or threatening to bring a lawsuit against us, our suppliers, vendors and customers and users of our products for breach of contract and misappropriation of trade secrets. On March 26, 2002, the Northern District of California Court dismissed our complaint citing the Court’s lack of jurisdiction over Mr. Coyle. We appealed the Court’s dismissal to the Court of Appeals for the Federal Circuit in Washington D.C., who reversed the dismissal of our case and remanded it back to the Northern District of California Court. Mr. Coyle and Kolbet Labs subsequently moved to dismiss our complaint under the Declaratory Judgment Act. The Court granted dismissal on February 17, 2004. We again appealed to the Federal Circuit. On May 3, 2004, Mr. Coyle’s company, J&L Electronics, filed yet another complaint against EFI, this time in the United States District Court for the District of Arizona (“Arizona Action”) alleging patent infringement, breach of non-disclosure agreements, misappropriation of trade secrets, violations of federal antitrust law and related causes of action. We believed that the claims in the transferred Arizona Action were without merit and planned to vigorously pursue dismissal of these claims. We moved to have that legal action dismissed or transferred to California.

On January 5, 2005, the Federal Circuit again reversed and remanded the California Action finding that our declaratory action comported with the Declaratory Judgment Act. On January 19, 2005, the Arizona court ordered the Arizona Action transferred to the United States Court for the District of Northern California. The California court combined our original action with the transferred Arizona Action into a single consolidated action. In addition, we amended our complaint adding claims against Mr. Coyle for patent infringement, Lanham Act violations, product disparagement and violations of the California Business & Professions Code. We were now able to pursue all of our claims and defend ourself in a single forum and finally litigate the merits of the claims.
On September 27, 2005, we settled all litigation with Mr. Jan R. Coyle, Kolbet Labs and various entities associated with Mr. Coyle. At the time, Mr. Coyle was facing multiple pending motions, including motions for sanctions and dismissal of his anti-trust claims and an upcoming Markman hearing where we were confident that we would prevail against Coyle. We were able to reach a settlement for a payment of $100,000. In exchange for the payment, we obtained dismissal of all patent infringement trade secret, antitrust and other claims asserted by Mr. Coyle’s closely held companies, J&L Electronics LLC and Kolbet Labs. Coyle also agreed not to assert any of these claims against EFI or our products in the future. While the settlement does not have a material financial impact on EFI, it does remove all related risks to us and our products of an injunction or other damages.
Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.: On May 17, 2005, Leggett & Platt, Inc., or L&P, and its patent holding subsidiary brought a patent infringement action against VUTEk, a company acquired by us in June 2005, in the United States District Court in the Eastern District of Missouri. We believe that the L&P infringement claims are demonstrably false, and we will vigorously seek summary adjudication of non-infringement against L&P’s claims. On June 29, 2005, we answered L&P’s complaint and counter-claimed, asking the court to find that L&P had no objective or subjective basis for bringing the action and that the asserted patent is invalid and not infringed.
Citiline Holdings, Inc. v. Printcafe Software, Inc., Marc Olin, Joseph Whang, Amos Michelson, et al.: On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., a our wholly owned subsidiary acquired in October 2003 and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. On June 28, 2004, an amended complaint was filed in the action adding additional Printcafe directors as defendants. The parties have reached an agreement in principle to fully and finally resolve this litigation, subject to the Court’s approval of the proposed class action settlement. The parties executed a written Stipulation and Agreement of Compromise and Settlement dated September 23, 2005 and jointly moved for the Court’s preliminary approval of the settlement on September 29, 2005. If the Court preliminarily approves the settlement, the Court will schedule a final fairness hearing for purposes of determining whether to finally approve of the settlement as fair and reasonable to the class.

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
We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no material deficiency to the guaranteed value at September 30, 2005. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56,850 for the 303 Lease and $31,730 for the 301 Lease at September 30, 2005) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.
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
Liquidity and Capital Resource Requirements
Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 13 of the Notes to the Condensed Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock and working capital. There currently are no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.
Factors That Could Adversely Affect Our Performance and Financial Results
Our controller products are sold to a relatively small number of OEM partners and the loss of any of these customers could substantially decrease our hardware revenues.
A significant portion of our revenues are and have been generated by sales of our printer and copier related products to a relatively small number of OEMs. For example, Canon, Xerox and Konica Minolta each contributed over 10% of our revenues for the nine months ended September 30, 2005 and together accounted for approximately 53% of those revenues during the same period. During the fiscal year ended December 31, 2004, these same three customers each contributed over 10% of our revenues and together accounted for approximately 61% of our revenues for the year. Because sales of our printer and copier-related products constitute a significant portion of our revenues and there is a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues in future periods. Accordingly, if we lose or experience reduced sales to an important OEM customer, we will have difficulty replacing the revenue previously generated from such customer with sales to new or existing OEM customers and our revenues will likely decline significantly.

The market for our super-wide-format printers is very competitive.
The printing equipment industry is extremely competitive. Our VUTEk products compete against several companies that market digital printing systems based on electrostatic, drop-on-demand and continuous drop-on-demand inkjet, airbrush and other technologies and printers utilizing solvent and UV curable ink. We have also witnessed the recent growth of a local Chinese market where local competitors are developing, manufacturing and selling inexpensive printers, mainly to the local Chinese market. These Chinese manufacturers have also begun penetrating the international market and have partnered with other super-wide format printer manufacturers. Our ability to compete depends on factors both within and outside of our control, including the price, performance and acceptance of our current printers and any products we develop in the future. We also face competition from existing conventional wide format and super-wide format printing methods, including screen printing and offset printing. Our competitors could develop new products, with existing or new technology, that could be more competitive in our market than our printers. We cannot assure you that we can compete effectively with any such products.
We face strong competition in the market for printing supplies.
We compete with independent manufacturers in the market for ink. We cannot guarantee that we will be able to remain the exclusive or even principal ink manufacturer for our printers. The loss of ink sales to our installed base of printers could adversely impact our revenues and gross margins.
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
We rely upon our OEM customers to develop new products, applications and product enhancements utilizing our server technologies in a timely and cost-effective manner. Our continued success in the server industry depends upon the ability of these OEM customers to utilize our technologies while meeting changing end-user customer needs and responding to emerging industry standards and other technological changes. However, we cannot assure you that our OEM customers will effectively meet these challenges. These OEM customers, who are not within our control, are generally not obligated to purchase products from us and we cannot assure you that they will continue to carry our products. For example, our OEM customers have incorporated into their products the technologies of other companies or internally developed technologies in addition to, or instead of, our technologies and will likely continue to do so in the future. If our OEM customers do not effectively and successfully market products containing our technologies, our revenue will likely be materially and adversely affected.

Our OEM customers work closely with us to develop products that are specific to each OEM customer’s copiers and printers. Many of the products and technologies we are developing require that we coordinate development, quality testing, marketing and other tasks with our OEM customers. We cannot control our OEM customers’ development efforts or the timing of these efforts and coordinating with our OEM customers may cause delays in our own product development efforts that are outside of our control. If our OEM customers delay the release of their products due to factors outside our control, our revenue and results of operations may be adversely affected. In addition, our revenue and results of operations may be adversely affected if we cannot meet our OEM customers’ product needs for their specific copiers and printers, as well as successfully manage the additional engineering and support effort and other risks associated with such a wide range of products.
Ongoing economic uncertainty has had and may continue to have a negative effect on our business.
The revenue growth and profitability of our business depends significantly on the overall demand for information technology products such as ours that enable printing of digital data, which in turn depends on a variety of macro- and micro-economic conditions. Delays or reductions in information technology spending, which has occurred in the past, could cause a decline in demand for our products and services and consequently harm our business, operating results, financial condition, prospects and stock price.
Our operating results may fluctuate based upon many factors, which could adversely affect our stock price.
Stock prices of high technology companies such as ours tend to be volatile as a result of various factors, including variations in operating results and, consequently, fluctuations in our operating results could adversely affect our stock price. Factors that have caused our operating results and share price to fluctuate in the past and that may cause future fluctuations include:
•	varying demand for our products, due to seasonality, OEM customer product development and marketing efforts, OEM customer financial and operational condition and general economic conditions;
•	shifts in customer demand to lower cost products;
•	success and timing of new product introductions by us and our OEM customers and the performance of our products generally;
•	volatility in foreign exchange rates, changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;
•	price reductions by us and our competitors, which may be exacerbated by competitive pressures caused by economic conditions generally;
•	substitution of third-party inks for our own ink products by users of our super-wide format inkjet printers;
•	delay, cancellation or rescheduling of orders or projects;
•	availability of key components, including possible delays in deliveries from suppliers, the performance of third-party manufacturers and the status of our relationships with our key suppliers;
•	potential excess or shortage of employees and location of research and development centers;
•	changes in our product mix such as shifts from higher revenue or gross margin products to lower revenue or gross margin products dependant on higher sales volumes, such as our VUTEk products;
•	costs associated with complying with any applicable governmental regulations, including substantial costs related to compliance with the Sarbanes-Oxley Act;

•	acquisitions and integration of new businesses;
•	changes in our business model related to the migration of embedded products to a design-licensed model;
•	costs related to the entry into new markets, such as commercial printing and office equipment service automation;
•	general economic conditions; and
•	other risks described herein.
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
In addition, many OEMs in the printer and copier industry, including most of our OEM customers, internally develop and sell products that compete directly with our current products. These OEMs have significant investments in their existing solutions and have substantial resources that may enable them to develop or improve, more quickly than us, technologies similar to ours that are compatible with their own products. Our OEM customers have in the past marketed and likely will continue in the future to market, their own internal technologies and solutions in addition to ours, even when their technologies and solutions are less advanced, have lower performance or cost more than our products. Given the significant financial, marketing and other resources of our larger OEM customers and other significant OEMs in the imaging industry who are not our customers, we may not be able to successfully compete against these OEMs selling similar products that they develop internally. If we cannot compete successfully against the OEMs’ internally developed products, we will lose sales and market share in those areas where the OEMs choose to compete and our business will be harmed.
Demand for technology, in general, and for products containing our technology that enable printing of digital data, has decreased in the past and could decrease in the future, adversely affecting our sales revenue.
Our products are primarily targeted at enabling the printing of digital data. If demand for digital printing products and services containing our technology were to continue to decline, or if the demand for our OEM customers’ specific printers or copiers for which our products are designed were to decline as it has in the past, our revenue would likely decrease. Our products are combined with products, such as digital printers and copiers, which require large capital expenditures and are discretionary purchase items for the end customer. In difficult economic times such as we have recently experienced, spending on information technology typically decreases. As the products in which our products are incorporated are of a more discretionary nature than many other technology products, we may be more adversely impacted by deteriorating general economic conditions than other technology firms outside of our market. The decrease in demand for our products has harmed and could, in the future, continue to harm our results of operations and we do not know whether demand for our products or our customers’ products will increase or improve from current levels.

If we enter new markets or distribution channels this could result in higher operating expenses that may not be offset by increased revenue.
We continue to explore opportunities to develop or acquire product lines different from our current servers and embedded controllers, such as proofing and print management software, document scanning solutions, super-wide format inkjet printers, prepress software solutions and web submission tools, among others. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services or if we will generate sufficient revenues from these activities to offset the additional operating expenses we incur. In addition, even if we are able to introduce new products or services, if customers do not accept these new products or services or if we are not able to price such products or services competitively, our operating results will likely suffer.
We license software used in most of our products from Adobe Systems Incorporated and the loss of this license would prevent us from shipping these products.
Most of our current products include software that we must license from Adobe. Specifically, we are required to obtain separate licenses from Adobe for the right to use Adobe PostScript® software in each type of copier or printer used with a Fiery Server or Controller. Although to date we have successfully obtained licenses to use Adobe’s PostScript® software when required, Adobe is not required to and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® software on reasonable terms, in a timely manner, or at all. In addition, in order to obtain licenses from Adobe, Adobe requires that we obtain from it quality assurance approvals for our products that use Adobe software. Although to date we have successfully obtained such quality assurances from Adobe, we cannot be certain Adobe will grant us such approvals in the future. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® software and our financial condition and results of operations would be significantly harmed.
We depend upon a limited group of suppliers for key components in our products and the loss of any of these suppliers could adversely affect our business.
Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components and inkjet printheads for our super-wide format printers. We do not maintain long-term agreements with any of our component suppliers and conduct our business with such suppliers solely on a purchase order basis. If we are unable to continue to procure these sole-sourced components from our current suppliers, we will have to qualify other sources, if possible, or design our products so that they no longer require these components. We cannot assure you that other sources of these components exist or will be willing to supply us on reasonable terms or at all, or that we will be able to design around these components. Therefore any unavailability of supply of these components could harm our business. Because the purchase of certain key components involves long lead times, in the event of unanticipated volatility in demand for our products, we have been in the past and may in the future be unable to manufacture certain products in a quantity sufficient to meet demand. Further, as has occurred in the past, in the event that anticipated demand does not materialize, we may hold excess quantities of inventory that could become obsolete. In order to meet projected demand, we maintain an inventory of components for which we are dependent upon sole or limited source suppliers and components with prices that fluctuate significantly. As a result, we are subject to a risk of inventory obsolescence, which could adversely affect our operating results and financial condition. Additionally, the market prices and availability of certain components, particularly memory and Intel-designed components, which collectively represent a substantial portion of the total manufactured cost of our products, have fluctuated significantly in the past. Such fluctuations in the future could have a material adverse effect on our operating results and financial condition including a reduction in gross margins.
We are dependent on a limited number of subcontractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers and the loss of any of these subcontractors could adversely affect our business.
We subcontract with other companies to manufacture our products and we do not have long-term agreements with these subcontractors. We rely on the ability of our subcontractors to produce products to be sold to our customers and while we closely monitor our subcontractors’ performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. The weakened economy has led to the dissolution, bankruptcy or consolidation of some of the subcontractors who are able to manufacture our products, decreasing the available number of subcontractors. If the available number of subcontractors continues to decrease, it is possible that we will not be able to secure appropriate subcontractors to fulfill our demand in a timely manner or at all, particularly if demand for our products increases, or if we lose one or more of our current subcontractors. The existence of fewer subcontractors may also reduce our negotiating leverage potentially resulting in higher product costs. Difficulties experienced by our subcontractors, including financial problems and the inability to make or ship our products or fix quality assurance problems, could harm our business, operating results and financial condition. If we decide to change subcontractors, we could experience delays in finding, qualifying and commencing business with new subcontractors which would result in delay in delivery of our products and potentially the cancellation of orders for our products. A high concentration of our Fiery controller products is manufactured at a single subcontractor location, Sanmina-SCI in Colorado. Should Sanmina-SCI experience any inability to, or refuse to manufacture or deliver product from this location our business, financial condition and operations could be harmed. Since we do not maintain long-term agreements with our subcontractors, any of our subcontractors could enter into agreements with our competitors that might restrict or prohibit such subcontractors from manufacturing our products or could otherwise lead to an inability of such subcontractosr from filling our orders in a timely manner. In such event, we may not be able to find suitable replacement subcontractors and our business, financial condition and operations would likely be harmed.
We may face increased risk of inventory obsolescence related to our super-wide format inkjet printers and ink.
We procure raw materials and build our super-wide printers and ink products based on our sales forecasts. If we do not accurately forecast demand for our products we may end up with excess inventory, or we may lose sales because we do not have the correct products available for sale. If we have excess printers or other products we may have to lower prices to stimulate demand. We may also run the risk that our inventory of raw materials may become obsolete. Our ink products have a defined shelf life. If we do not sell the ink before the end of its shelf life it will no longer be sellable and will have to be expensed.
If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion.
We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley and additionally have research and development offices in India, where competition has historically been intense among companies to hire engineering and technical professionals. In times of professional labor imbalances, it has in the past and is likely in the future to be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley and our operations in India that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees.
We offer a broad-based equity compensation plan based on granting options from stockholder-approved plans in order to be competitive in the labor market. If stockholders do not approve additional shares for these plans or new plans for future grants when necessary to enable us to offer compensation competitive with those offered by other companies seeking the same employees, it may be difficult for us to hire and retain skilled employees. The FASB has announced changes to US GAAP that will require us to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans, or ESPPs. This regulation would negatively impact our GAAP earnings. For example, recording a charge for employee stock options under SFAS No. 123, Accounting for Stock-Based Compensation would have reduced net income by $16,913, $17,829 and $21,841 for the years ended December 31, 2004, 2003 and 2002, respectively. Our net income would have been reduced by $4,039 and $10,874 for the quarter and nine months ended September 30, 2005, respectively, for stock option grants and issuances of stock under our ESPP, net of the tax effect, under the pending regulation. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased costs or change our equity incentive strategy such that we cannot successfully hire and retain employees, we may not be able to develop products or to meet demand for our products in a timely fashion and our results of operations may be harmed.

We acquired VUTEk, Inc., a privately-held provider of super-wide format digital printers for approximately $289,702 in June 2005. Acquisitions involve risks and if we are unable to mitigate those risks our business will be harmed.
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
If we are unable to retain the key employees of VUTEk, the operations of the acquired company could be materially adversely impacted. Prior to the acquisition of VUTEk, we did not have experience in manufacturing and marketing super-wide format printers and ink products and as such we may not be able to effectively manage the VUTEk operations. If VUTEk’s principal suppliers, many of whom have no previous relationship with us, were to refuse to continue providing materials, we would be forced to find alternate supply sources, which could possibly lead to increased costs of operations.
We do not have pre-existing relationships with the customers of VUTEk, and they may decide to discontinue purchasing from us. This would result in a loss of revenue and prevent us from obtaining the expected benefits of the acquisition.
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
We seek to develop new technologies and products from both internal and external sources. As part of this effort, we have in the past made, and will likely continue to make, acquisitions of other companies or other companies’ assets. Acquisitions involve numerous risks, such as:
•	if we issue equity securities in connection with an acquisition, the issuance may be dilutive to our existing stockholders, alternatively, acquisitions made entirely or partially for cash (such as our acquisition of VUTEk) will reduce our cash reserves;
•	difficulties in integration of operations, employees, technologies, or products and the related diversion of management time and effort to accomplish successful integration;
•	risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;
•	possible write-downs of impaired assets;
•	potential loss of key employees of the acquired company;
•	possible expense overruns;
•	an adverse reaction by customers, suppliers or partners of the acquired company or EFI;
•	the risk of changes in ratings by stock analysts;
•	potential litigation surrounding transactions or the prior actions of the acquired company, such as the Printcafe litigation;
•	the inability to protect or secure technology rights; and
•	increases in operating costs.
Mergers and acquisitions of companies are inherently risky and we cannot assure you that our previous or future acquisitions will be successful or will not harm our business, operating results, financial condition, or stock price.

We face risks from our international operations and from currency fluctuations.
Given the significance of our non-US sales to our total product revenue, we face a continuing risk from the fluctuation of the US dollar versus the Japanese yen, the euro and other major European currencies and numerous Southeast Asian currencies. We typically invoice our customers in US dollars and this may result in our products becoming more expensive in the local currency of our customers, thereby reducing our ability to sell our products. When we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the US dollar. In addition, we have a substantial number of international employees which creates material operating costs denominated in foreign currencies. In Europe, where we have a significant presence, our sales and marketing expenses and general and administrative expenses have risen in part due to the weakened US dollar. We have attempted to limit or hedge these exposures through operational strategies where we have considered it appropriate in the past. Our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.
Approximately 45% of our revenue from the sale of products for the nine-month periods ended September 30, 2005 and 2004, respectively, came from sales outside North America, primarily to Europe and Japan. Approximately 45% of our revenue from the sale of products for the 2004 fiscal year came from sales outside North America, primarily to Europe and Japan. We expect that sales outside North America will continue to represent a significant portion of our total revenue. We are subject to certain risks because of our international operations. These risks include the regulatory requirements of foreign governments which may apply to our products, as well as requirements for export licenses which may be required for the export of certain technologies. The necessary export licenses may be delayed or difficult to obtain, which could cause a delay in our international sales and hurt our product revenue. Other risks include trade protection measures, natural disasters and political or economic conditions in a specific country or region. In addition, many countries in which we derive revenues do not currently have comprehensive and highly developed legal systems, particularly with respect to the protection of intellectual property rights, which, among other things, can result in the prevalence of infringing products and counterfeit goods in some countries. The enforcement of existing and future laws and contracts remains uncertain, and the implementation and interpretation of such laws may be inconsistent. The lack of or inconsistency of these laws may enable third parties to sell infringing products or counterfeit goods in certain countries, which would harm our business and reputation.
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
Future sales of our hardware products in European Union member nations (EU) could be limited after July 1, 2006 due to the enactment of the EU Restriction of Hazardous Substances in Electrical and Electronic Equipment (ROHS).
From July 1, 2006 new electrical and electronic equipment must not contain lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls (PBBs) or polybrominated diphenyl ethers (PBDEs). These must be replaced by other substances. Manufacturers must comply with significant, and potentially costly, compliance requirements in order to meet the ROHS deadline. Some of our products may not be converted before the deadline and we will not be allowed to sell those products in the EU until the products are made fully compliant.
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
Maintaining the security of our software and hardware products is an issue of critical importance to our customers and for us. There are individuals and groups who develop and deploy viruses, worms and other malicious software programs that could attack our products. Although we take preventative measures to protect our products, and we have a response team that is notified of high-risk malicious events, these procedures may not be sufficient to mitigate damage to our products. Actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases or to purchase competitive products. Customers may also increase their expenditures on protecting their computer systems from attack, which could delay or reduce purchases of our products. Any of these actions or responses by customers could adversely affect our revenues.
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
Our employees, suppliers and customers are located worldwide. We face the risk that our employees, suppliers, or customers, either through travel or contact with other individuals, could become exposed to contagious diseases such as severe acute respiratory syndrome (“SARS”) or avian bird flu. In addition, governments in those regions have from time-to-time imposed quarantines and taken other actions in response to contagious diseases that could affect our operations. If a significant number of employees, suppliers, or customers were unable to fulfill their obligations, due to contagious diseases, actions taken in response to contagious diseases, or other reasons, our business, financial condition and operating results could be harmed.
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
The market price for our common stock has been and may continue to be volatile. For example, during the twelve-month period ended September 30, 2005, the price of our common stock as reported on the Nasdaq National Market ranged from a low of $15.91 to a high of $25.37. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:
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
Any repurchases pursuant to our stock repurchase program could affect our stock price and add volatility. There can be no assurance that the repurchases will be made at the best possible price. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, we are permitted to and could discontinue our stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline.
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
The threshold for determining whether or not we have a material weakness in our internal controls and procedures as defined by the Sarbanes-Oxley act is, in part, based on our generally accepted accounting principles, or GAAP, net income. Lowered GAAP net income, with an associated lowered materiality threshold, may increase our risk of having to disclose control weaknesses. For example, continued acquisitions, and the associated amortization of intangibles, will increase our amortization expenses and in the future may lower our GAAP earnings which would result in a lower materiality threshold for internal control testing. A lower materiality threshold requires us to test more areas of the business. The chance of discovering a material weakness in any one area may be small, but as the number of areas tested increases, the statistical chance of discovering a material weakness increases.
The cost of complying with the Sarbanes-Oxley Act of 2002 has been substantial, and may continue to affect our cost of operations.
In 2004 the costs associated with regulatory compliance increased dramatically. For example, the direct costs, including annual audit fees and outside consultants, to assess the design and operating effectiveness of our internal control structure and procedures in 2004 were approximately $1.2 million. This compares to our annual audit fees of approximately $0.5 million for 2003. As additional regulations become effective, we expect the costs of compliance to increase in the future. Additionally, management’s attention may be diverted from day-to-day operations to ensure that we are in compliance with the various new requirements and regulations.

Our debt service obligations may adversely affect our cash flow.
In June 2003, we issued $240.0 million in 1.50% convertible senior debentures due in 2023. During the period the debentures are outstanding, we will have debt service obligations on the debentures of approximately $3.6 million per year in interest payments, payable semi-annually. In addition, beginning June 1, 2008, we could be required to pay contingent interest of 0.35% if during any nine-month period from June 1 to November 30 and December 1 to May 31, the average market price of the debentures for the five trading days ending on the third trading day immediately preceding the first day of the relevant nine-month period equals 120% or more of the principal amount of the debentures.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties to such contracts are major financial institutions. We had no forward foreign exchange contracts outstanding as of September 30, 2005.

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
The following table presents the hypothetical change in fair values in the financial instruments we held at September 30, 2005 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.
This table estimates the fair value of the portfolio at a twelve month time horizon:

	Valuation of securities		Valuation of securities
	given an interest rate		given an interest rate
	decrease of 100 basis	No change in	increase of 100 basis
(in thousands)	points	interest rates	points

Total Fair Market Value	$325,575	$325,652	$325,740

The fair value of our long-term debt, including current maturities, was estimated to be $238.2 million as of September 30, 2005.
ITEM 4: CONTROLS AND PROCEDURES
(a)	As of the end of the quarter ended September 30, 2005, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	During the third quarter of 2005, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls.

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
      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities
     (in thousands, except share and per share amounts)

			(c) Total Number of
	(a) Total		Shares Purchased	(d) Approximate Dollar
	Number of	(b) Average	as Part of Publicly	Value of Shares that May
	Shares	Price Paid	Announced Plans or	Yet Be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs (1)

July 1-31, 2005	—		—	$98,937
August 1-31, 2005	—		—	$98,937
September 1-30, 2005	—		—	$98,937

Total	—		—	$98,937

(1)	On August 26, 2004 we announced that our Board of Directors had approved $100.0 million for the repurchase of our outstanding common stock. We began repurchasing shares under this program in August 2004 and as of September 30, 2005 we had repurchased 53,061 shares. Our buy back program is limited by SEC regulations and by trading windows set by Company policy.
      ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
      ITEM 5. OTHER INFORMATION
Not applicable.
      ITEM 6. EXHIBITS

No.	Description

2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (6)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (7)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (4)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (15)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (18)

3.1	Amended and Restated Certificate of Incorporation (2)

No.	Description

3.2	Bylaws as amended (1)

4.2	Specimen Common Stock certificate of the Company (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023 (8)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (8)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (5)

10.2	1990 Stock Plan of the Company (1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (17)

10.4	The 1999 Equity Incentive Plan as amended (3)

10.5	2000 Employee Stock Purchase Plan as amended (3)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (13)

10.8	Prographics, Inc. 1999 Stock Option Plan (10)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan (10)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (10)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (10)

10.12	T/R Systems, Inc. 1999 Stock Option Plan (11)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (12)

10.14	Form of Indemnification Agreement (1)

10.15	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company (9)

10.16	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company (9)

10.17	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company (9)

10.18	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (14)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004 among the Company, Société Générale Financial Corporation and Société Générale (16)

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Company has received confidential treatment with respect to portions of these documents.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.

(7)	Filed as exhibit (d) (5) to the Company’s TO/A Number 3 on October 20, 2000 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 000-18805) and incorporated herein by reference.

(10)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(11)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.

(15)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Form 8-K filed on October 6, 2004 (File No. 000-18805 and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.
Date: November 9, 2005	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Cutts
Date: November 9, 2005	Joseph Cutts
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