Form 10-K
period 2005-12-31
ELECTRONICS FOR IMAGING INC
filed 2006-03-16
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-18805

ELECTRONICS FOR IMAGING, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3086355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Velocity Way, Foster City, CA	94404
(Address of principal executive offices)	(Zip Code)

(650) 357- 3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None.

(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 Par Value

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on June 30, 2005.

Common Stock, $.01 par value: $873,544,927 **

The number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2006.

Common Stock, $.01 par value: 57,005,389

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2006 are incorporated by reference into Part III hereof.

**	Based upon the last trade price of the Common Stock reported on the Nasdaq National Market on June 30, 2005. Excludes approximately 14,731,254 shares of common stock held by Directors, Officers and holders known to the Registrant to hold 5% or more of the Registrant’s outstanding Common Stock on December 31, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I

This Annual Report on Form 10-K includes certain registered trademarks and tradenames of Electronics for Imaging, Inc., its subsidiaries (collectively, “EFI” or “the Company”) and others. Auto-Count, ColorCal, ColorWise, Command WorkStation, EDOX, EFI, Fiery, the Fiery logo, MicroPress, Printcafe, PrinterSite, Prograph, Proteus, Spot-On, Bestcolor, AutoCal, Digital StoreFront, DocStream, Fiery Link, FreeForm, Hagen OA, Intelligent Device Management, Logic, OneFlow, PrintFlow, PrintMe, PrintSmith Site, PrintSmith, PSI Flexo, PSI, SendMe, Splash, VisualCal, the EFI logo, Essential to Print, Best, the Best logo, Colorproof, PhotoXposure, Remoteproof, Screenproof, UltraVu, PressVu, and VUTEk are trademarks of the Company. All other terms and product names may be registered trademarks or trademarks of their respective owners, and are hereby acknowledged.

Certain of the information contained in this Annual Report on Form 10-K, including without limitation, statements made under this Part I, Item 1 “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” which are not historical facts, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and is subject to risks and uncertainties and actual results or events may differ materially. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will”, “may”, “should”, “plan”, “potential”, “seek”, “continue” and similar expressions as they relate to the Company or its management are intended to identify such statements as “forward-looking statements.” Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, those factors discussed in Item 1 “Business—Competition,” in Item 1A and elsewhere in this Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission, including the Company’s most recent Quarterly Report on Form 10-Q. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events or changes in factors or assumptions affecting such forward-looking statements.

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

General

EFI was incorporated in Delaware in 1989 and in 1992 we made our initial public offering of stock. Our stock is traded on the NASDAQ National Market under the symbol EFII. Our corporate offices are located at 303 Velocity Way, Foster City, California 94404.

We are a world leader in digital controllers, superwide format printers and inks, and print management solutions. Our award-winning technologies offer integrated document management tools from creation to print, including high fidelity color Fiery print controllers that can output up to 2000 pages per minute; VUTEk superwide digital inkjet printers and UV and solvent inks capable of printing on flexible and rigid substrates; powerful print production workflow and management information software solutions for increased performance and cost efficiency; and an array of corporate printing solutions. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services and produce accurate digital output across the range of digital printing from office to high-end production to super-wide digital inkjet printing.

Products and Services

Controllers

Headlined by EFI’s flagship Fiery brand, our core controller technologies transform digital copiers and printers into networked printing devices. Once networked, EFI-powered printers and copiers can be shared across workgroups, departments, the enterprise and the Internet to quickly and economically produce high-quality color and black & white documents. Our print controllers provide solutions for a broad range of the printing market—from entry level desktop printers to production level digital copiers.

Our main controller solutions are listed in the table below.

Platform	OEM	User Environment

Fiery	Canon, Ikon, Oce´, Ricoh, Konica Minolta, Toshiba, Xerox, Sharp, Fuji Xerox	Print for Pay, Corporate Repograhic Departments, Graphic Arts, Advertising Agencies, Transactional Printers, Commercial Printers, Office Environments

Splash	Xerox	Graphic Arts, Advertising Agencies

Micropress	Canon, Danka, Ikon, Konica Minolta, Ricoh	Corporate Repographic Departments, Commercial Printers

Inkjet Products

In June 2005 we acquired VUTEk Inc., the leading manufacturer of superwide format digital inkjet printers. The printers are used by billboard graphics printers, commercial photo labs, large sign shops, graphic screen printers and digital graphics providers to print billboards, building wraps, banners, art exhibits, point of purchase signage and other large displays. The VUTEk printers are divided into two categories, printers using solvent inks and those using UV (ultra violet) curable inks. The principle printers and their features are summarized in the following table:

Printer Type	Models	Capabilities	Applications

Solvent	• UltraVU Series	• Printing widths of 1.5 to 5.0 meters • Four, six and eight colors • Flexible substrates • Solvent ink	• Banners • Billboards • Exhibition signage • Fleet graphics • Building wraps • Flags

UV	• PressVu Series	• Printing widths up to 1.8 to 3.2 meters • Four, six and eight colors • Flexible and rigid substrates • UV curable inks	• Point of purchase signage • Backlit displays • Exhibition signage • Photo-quality graphics

We also manufacture the inks used in the VUTEk printers. Each VUTEk ink is custom made for each VUTEk printer to provide optimum performance on that machine.

Professional Printing Applications

In an effort to provide our customers with end-to-end print solutions, we have developed technology that enhances printing workflow and makes printing operations more powerful, productive and easier to manage from one centralized user interface. Most of the our software solutions have been developed with the express goal of automating print processes and streamlining workflow via open, integrated and interoperable EFI products, services and solutions.

Our production workflow solutions enhance productivity across the production printing job cycle, from pre-press to digital or offset print production. EFI’s consistent, intuitive user interfaces are designed to reduce the potential for operator error, reduce training times, streamline complex job cycles, and decrease job completion time in order to improve maximum productivity and profitability.

Our proofing software allows professional printers to accurately and affordably proof color documents before sending them to an offset or digital printing press. By skipping traditional proofing methods, professional printers save time and reduce costs, without sacrificing the quality of their final printed product.

Our enterprise resource planning (ERP) and collaborative supply chain software print management solutions are designed to enable printers and print buyers to improve productivity and customer service while reducing costs. Procurement applications for print buyers and print producers facilitate web-based collaboration across the print supply chain. Customers recognize that print management information systems, or PMIS, are essential to improving their business practices and profitability and we are continuing to focus on making EFI’s PMIS solutions the industry standard globally.

Our software offerings currently include:

Product Name	Description	User

ColorProof	Digital color proofing solutions offering fast, flexible workflow, power, and expandability.	Digital, commercial and hybrid printers, prepress providers, publishers, creative agencies and photographers

EFI Hagen, EFI Logic, EFI PSI, EFI PrintSmith	Collect, organize, and present critical information to improve process control and profit potential.	Commercial, publishing, digital, in-plant, print for pay, large format and specialty printers

Digital Store Front, PrinterSite	Web interface to manage print transactions between customer and printer	Commercial, publishing, digital, in-plant, print for pay, large format and specialty printers

Growth and Expansion Strategies

Our overall objective is to continue to introduce new generations of controller products as well as expand our offerings in professional printing software applications and large format inkjet products as well as other new product lines related to digital printing, workflow and print management. With respect to our current products, our primary goal is to offer best of breed, end-to-end solutions that are interoperable and conform to open standards to allow customers to choose the most efficient solutions for their business. Our strategy to accomplish these goals consists of four key elements.

Proliferate and Expand Product Lines

We intend to continue to develop new controller products that are “scalable”, meaning products that continue to meet the changing needs of the user as their business grows. Our products offer a broad range of features and functionality when connected to, or integrated with, digital color and black-and-white copiers, as well as desktop color laser printers. Historically, we sold products that supported digital color copiers but have since expanded our line of controllers to drive a wide range of output devices including black-and-white printing systems and copiers.

We intend to develop platform enhancements that advance the performance and usability of our software applications that provide cohesive, end-to-end solutions for our customers. In 2005 we launched a new version of EFI Logic, which offers significant customization along with enhancements to reporting, accounting and purchasing that can be used on our application server provider (“ASP”) model for customers that do not want to maintain their own web-site. A new version of Prograph, our job management system, was introduced in 2005 with a feature that provides computer-aided press planning and with a simplified architecture that provides for easier and faster installations.

Our acquisition of VUTEk in mid-2005 added printers to our product line-up. The super-wide format inkjet printers and the inks have increased our penetration into the graphics printing market. Shortly after acquisition, VUTEk released the PressVu 320/400, a UV-curing, 3.2-meter flatbed rigid and roll-to-roll printer. We plan on continuing to introduce new VUTEk printers that advance the speeds and quality available to our customers so they may meet the growing needs of their customers. In addition, new platforms will increasingly target new output types allowing us to penetrate additional markets with our product lineup.

We also continue to explore acquisition possibilities as a way to expand our product lineup and customer base. Although there can be no assurance that acquisitions will be successful, we have found them to be a good vehicle to continue the growth of our product offerings beyond purely organic development.

Develop and Expand Relationships with Key Industry Participants

Our customer relationships are our most important assets. We have established relationships with leading printer and copier industry companies, including Canon, Fuji Xerox, Konica Minolta, Oki, Océ, Ricoh, Sharp, Toshiba and Xerox, who we collectively refer to as our OEM customers. Sales to each of the listed OEM customers accounted for at least 1% of our controller revenues in 2005. Additionally, we have established relationships with many leading distribution companies in the office, graphic arts and commercial print industries such as IKON, Presstek, Enovation, Pitman and others for our Fiery products and Nazdar and 3M for our VUTEk products, who distribute our products. We seek to establish new relationships in pursuit of the goal of offering our controller products as well as our software technology for optimizing the management and creation of documents in a variety of print environments. Our relationships with our OEM customers are based upon business relationships we have established over time. However, our agreements with such OEM customers generally do not require them to make any future purchases from us and our OEM customers are generally free to purchase products from our competitors or build their own and cease purchasing our products at any time, for any reason or no reason.

We also have established relationships with many of the leading print providers globally, such as R.R. Donnelly, Consolidated Graphics and Cenveo Anderson Lithograph. These direct sales relationships, along with dealer arrangements, are vital for our understanding of the end markets for our products and serve as a source of future product development ideas. In many cases our products are customized for the needs of large customers yet maintain the common intuitive interfaces that EFI is known for around the world. Our software and inkjet products are sold both direct and via distribution arrangements to all sizes of printers.

Establish Enterprise Coherence and Leverage Industry Standardization

In our development of new products and platforms, we seek to establish coherence across our entire product line by designing products that provide a consistent “look and feel” to the end-user. We believe cross product coherence can create higher productivity levels as a result of shortened learning curves. Additionally, we believe the end-to-end coherence that end-users can achieve using EFI products for all of their digital printing and imaging needs leads to a lower total cost of ownership by providing one source for sales, support and training. We believe that our effort to achieve coherence engenders goodwill among our OEM customers and other customers and end-users of our products and assists in the development of new strategic relationships and markets for us. We also advocate open architecture utilizing industry-established standards to provide inter-operability across a range of digital printing devices and software applications, ultimately providing end-users more choice and flexibility in their selection of products. For example, in 2005, we offered a free download to our Fiery server and MIS customers that allows them to connect their EFI systems to Adobe Creative Suite 2 Premium Edition, providing creation-to-fulfillment Job Definition Format (JDF) integration.

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

Significant Relationships

We have established and continue to build and expand relationships with our OEMs and distributors of digital printing technology, in order to benefit from their products, distribution channels and marketing resources. Our customers include domestic and international manufacturers, distributors and sellers of color and black-and-white digital copiers, wide-format printers and desktop color printers. We work closely with our OEM customers with the aim of developing solutions that incorporate leading technology and that work optimally in conjunction with such companies’ products. The top 7 revenue-generating OEMs or distributors, in alphabetical order, that we sold products to in 2005 were, Canon, Fuji Xerox, Ikon Office Solutions, Konica Minolta, Océ, Ricoh and Xerox. Together, sales to Canon, Xerox and Konica Minolta accounted for approximately 48% of our 2005 revenue, with sales to each of these three customers accounting for more than 10% of our revenue. Because sales of our printer and copier-related products constitute a significant portion of our revenues and there are a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues in future periods. Accordingly, if we lose or experience reduced sales to an important OEM customer, we will have difficulty replacing the revenue traditionally generated from such customer with sales to new or existing OEM customers and our revenues will likely decline significantly.

We customarily enter into development and distribution agreements with our OEM customers. These agreements can be terminated under a range of circumstances and often upon relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that our OEM customers will continue to purchase products from us in the future, despite such agreements. Furthermore, our agreements with our OEM customers generally do not commit such customers to make future purchases from us and they could decline to purchase products from us in the future and could purchase products from our competitors or build the products themselves. We recognize the importance of, and work hard to maintain, our relationships with our customers. However, our relationships with our customers are affected by a number of factors including, among others: competition from other suppliers, competition from internal development efforts by the customers themselves and changes in general economic, competitive or market conditions such as changes in demand for our or the OEM’s products, or fluctuations in currency exchange rates. There can be no assurance that we will continue to maintain or build the relationships we have developed to date. See Item 1A—We face competition from other suppliers as well as our own OEM customers and if we are not able to compete successfully then our business may be harmed.”

We have a continuing relationship pursuant to a license agreement with Adobe and license PostScript® software from Adobe for use in many of our controller solutions. This relationship is important because each of our controller solutions requires page description language software such as that provided by Adobe in order to operate. Adobe’s PostScript® software is widely used to manage the geometry, shape and typography of hard copy documents and Adobe is a leader in providing page description software. Although to date we have successfully obtained licenses to use Adobe’s PostScript® software when required, Adobe is not required to and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® software on reasonable terms, in a timely manner, or at all. In addition, in order to obtain licenses from Adobe, Adobe requires that we obtain from it quality assurance approvals for our products that use Adobe software. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® software. If that occurred, we would have to reestablish our own competing software as a viable alternative for Adobe Postscript and our financial condition and results of operations would be significantly harmed for a period of time.

Our VUTEk printers are constructed with inkjet printheads which are manufactured by a limited number of suppliers. If we were to experience difficulty obtaining printheads, our production would be limited and our revenues would be harmed. We manufacture inks for use in our printers and rely upon a sole supplier for certain pigments used in the inks. Our ink sales, which represented approximately 6% of our total revenues in 2005, would decline significantly if we were unable to obtain the pigments needed. In addition, since the warranties on the ink delivery systems are voided if non-VUTEk produced inks are used, our printer sales and customer relationships could be harmed.

Distribution and Marketing

Our primary distribution method for our controller solutions is to sell them to our OEMs. Our OEMs in turn sell these products to OEM-affiliated and independent distributors/dealers/resellers and end-users for use with the

OEMs’ copiers or printers as part of an integrated printing system. See Item 1A—We rely on sales to a relatively small number of OEM customers and the loss of any of these customers could substantially decrease our revenues.”

Our primary distribution method for our EDOX, DocStream and MicroPress servers, our EFI Proofing Solutions and our EFI Workflow software products is to sell them directly to our authorized distributors/dealers/resellers who in turn sell the solutions to end users either in a stand alone form or bundled with other solutions they offer. Primary customers with whom we have established distribution agreements include Presstek, Enovation, Pitman and others. There can be no assurance that we will continue to successfully distribute our products through these channels.

Our Print Management Information Solutions are primarily sold directly to the end user by EFI’s own sales force. To distribute our VUTEk printers and ink, we utilize a direct sales force located in North America and Europe and distributors for the rest of our global distribution. Any interruption of the distribution methods could negatively impact us in the future.

We promote all of our products through public relations, direct mail, advertising, promotional material, trade shows and ongoing customer communication programs. Approximately 70% of our sales leads for the inkjet printers are generated from tradeshows and any interruption in our trade show participation could materially impact our revenue and profitability.

Research and Development

Research and development costs for 2005, 2004 and 2003 were $109,525, $111,134 and $96,697, respectively. As of December 31, 2005, 781 of our 1,723 full-time employees were involved in research and development. We believe that development of new products and enhancement of existing products are essential to our continued success and management intends to continue to devote substantial resources to research and new product development. We expect to make significant expenditures to support our research and development programs for the foreseeable future.

We are developing products to support additional color and black-and-white printing devices including desktop printers, high-end color copiers, digital black-and-white copiers and multifunctional devices. We are also developing new software applications designed to maximize workflow efficiencies and to meet the needs of the graphic arts and commercial print professional, including proofing solutions and print management information systems solutions. We also expect to continue to develop new platforms of inkjet print technologies in order to meet the needs of existing and future markets. See “—Growth and Expansion Strategies—Proliferate and Expand Product Lines.” Substantial additional work and expense will be required to complete and bring to market each of the products currently being developed by us. See Item 1A—If we are unable to develop new products, or execute product introductions on a timely basis, our future revenue and operating results may be harmed.”

Manufacturing

We utilize sub-contractors to manufacture our controller products. These sub-contractors work closely with us to promote low costs and high quality in the manufacture of our products. Sub-contractors purchase components needed for our products from third parties. We are completely dependent on the ability of our sub-contractors to produce products sold by us and although we supervise our sub-contractors, there can be no assurance that such sub-contractors will perform efficiently or effectively. In previous years, a high concentration of our products was manufactured at a single sub-contractor location, Sanmina-SCI in Colorado. As of December 31, 2005, we have moved our manufacturing to Celestica Inc. in Toronto, Canada. Should Celestica experience any inability or unwillingness to manufacture or deliver product from this location our business, financial condition and operations could be harmed. Since we do not maintain long-term agreements with our sub-contractors, any of our sub-contractors could enter into agreements with our competitors that might restrict or prohibit such sub-contractors from manufacturing our products or could otherwise lead to an inability of such sub-contractor from filling our orders in a timely manner.

Our VUTEk printers and ink are manufactured at our Meredith, New Hampshire facility. Meredith is not located in a major metropolitan area, and we have encountered difficulties in hiring and retaining adequate skilled labor and management. We also face the risk of our New Hampshire labor force unionizing. Most of the components used in the manufacturing of the printers and the inks are available from multiple suppliers, except for the inkjet printheads and the pigments for our inks. If we were unable to obtain the printheads currently used, we would be required to redesign our printers to use different printheads. If we were to change pigments, we would be required to reformulate and test the inks. Our solvent-based inks are formulated with hazardous materials. The storage, use and disposal of those materials must meet various environmental regulations.

A significant number of the components necessary for the manufacture of our controller products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components. We depend largely on the following sole and limited source suppliers for our components and manufacturing services:

Supplier	Components
Intel	Central processing units, or CPUs; chip sets
Toshiba	ASICs
LSI Logic	ASICs
Texas Instruments	Digital signal processors, or DSPs
Celestica Inc.	Contract manufacturing
Transmeta	CPU

We do not maintain long-term agreements with any of our suppliers of components and conduct our business with such suppliers solely on a purchase order basis. If any of our sole or limited source suppliers were unwilling or unable to supply us with the components for which we rely on them, we may be unable to continue manufacturing our products utilizing such components.

The absence of agreements with our suppliers also subjects us to fluctuations in pricing, a factor we believe is partially offset by the fact that our suppliers benefit from selling as many components to us as possible. Many of our components are similar to those used in personal computers, and the demand and price fluctuations of personal computer components could affect our component costs. Because the purchase of key components involves long lead times, in the event of unanticipated volatility in demand for our products, we may be unable to manufacture certain products in a quantity sufficient to meet end user demand, or we may hold excess quantities of inventory. We maintain an inventory of components for which we are dependent upon sole or limited source suppliers and of components with prices that fluctuate significantly. We cannot assure you that at any given time we will have sufficient inventory to enable us to meet demand which would harm our financial results. As a result of our acquisition of VUTEk in 2005, our inventory has increased, however, it still represents less than 3% of our total assets and less than 6% of our total revenue at December 31, 2005.

Human Resources

As of December 31, 2005, we employed 1,723 full-time individuals. Of the 1,723 total employees, approximately 399 were in sales and marketing, 211 were in management and administration, 333 were in manufacturing and 781 were in research and development. Of the total number of employees, we had approximately 1,356 employees located in U.S. and Canadian offices and 367 employees located in international offices including employees based in the United Kingdom, The Netherlands, Germany, Belgium, Japan, France, Italy, Spain, Australia, Korea, Singapore, Brazil, Mexico, Sweden, India, China and Hong Kong. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. However, there can be no assurance that collective bargaining, work stoppage or other employment related issues will not arise, particularly at our New Hampshire manufacturing facilities.

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

Our controller products are split into two product categories: (i) stand-alone print servers which are connected to digital copiers and other peripheral devices and (ii) embedded and design-licensed solutions which are used in digital copiers, desktop laser printers and multifunctional devices. Our primary competitor for the stand-alone color servers is Kodak although Kodak currently sells to a limited number of OEMs, while EFI serves many industry leaders. Our OEM customers themselves, as well as third party vendors Peerless Systems and Zoran Corporation, are the principal competitors for the embedded and design-licensed color solutions. Our digital black-and-white solutions face competition from Peerless and our OEM customers. Our market position vis-a-vis internally-developed controllers is small, however, we are the largest third party controller vendor. We believe that our advantages include our continuously advancing technology, time-to-market, brand recognition, end-user loyalty, sizable installed base, number of products supported, price driven by lower developmental costs and market knowledge. A significant disadvantage is our lack of control of the distribution channels. We do, however, provide a variety of features as well as a unique “look and feel” to our OEMs’ products to differentiate their products from those of their competitors.

The VUTEk line of super-wide inkjet printers competes with printers produced by Inca, NUR, Durst, Scitex Vision and Gandi throughout most of the world. There are Chinese and Korean printer manufacturers in the marketplace, but their products are typically sold in their domestic markets and are not perceived as alternatives in most other markets. Although we recommend that our inks be used in the VUTEk printers, users can purchase solvent-based inks from other ink manufacturers. The third-party inks are typically priced at a lower price than our proprietary inks, however, they may not provide the same quality and the use of third-party inks voids the ink delivery system warranty. We believe that our broad product line and leading technology provide a competive advantage.

Our Professional Printing Applications category, which includes our Workflow, Proofing, Print Management Information Software and Web Submission Tools, faces competition from software application vendors that specifically target the printing industry, which are typically small, privately-owned companies and from larger vendors, such as Heidelberg and others, who currently offer or are seeking to develop printer-focused enterprise resource planning products. We believe that the principal competitive factors affecting our market include adoption by significant number of print buyers and printers, product quality and performance, customer service, core technology, product features, price, inter-operability and the value of services.

There can be no assurance that we will be able to continue to advance our technology and products or to compete effectively against other companies’ product offerings and any failure to do so could have a material adverse effect upon our business, operating results and financial condition.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our intellectual property rights, all of which afford only limited protection. As of December 31, 2005, the Company had 165 issued U.S. patents, up from 132 at December 31, 2004, 85 pending U.S. patent applications and various foreign counterpart patents and applications. There can be no assurance that patents will issue from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In 2005, 2 patent applications were filed, down from 18 in 2004. In addition, 1 patent expired with the remaining issued U.S. patents expiring between May 9, 2006 and June 30, 2023. Our failure to obtain or maintain patent protection may make it easier for our competitors to offer equivalent or superior technology. In addition, third parties may independently develop similar technology without misappropriation of our trade secrets or breach of other proprietary rights. Any failure by us to take all necessary steps to protect our trade secrets or other intellectual property rights and failure to enforce these rights may have a material adverse effect on our ability to compete in our markets.

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

From time to time, litigation may be necessary to defend and enforce our proprietary rights. Such litigation, whether or not concluded successfully for us, could involve significant expense and the diversion of management’s attention and other resources. See Item 1A—We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.”

Financial Information About Foreign and Domestic Operations and Export Sales

See Note 12 of the Notes to Consolidated Financial Statements. See also Item 1A—We face risks from our international operations and from currency fluctuations.”

Item 1a: Risk Factors

All amounts in this item are presented in thousands, except for per share amounts.

Our controller products are sold to a relatively small number of OEM partners and the loss of any of these customers could substantially decrease our hardware revenues.

A significant portion of our revenues are and have been generated by sales of our printer and copier related products to a relatively small number of OEMs. For example, Canon, Xerox and Konica Minolta each contributed over 10% of our revenues for the year ended December 31, 2005 and together accounted for approximately 48% of those revenues during the same period. During the fiscal year ended December 31, 2004, these same three customers each contributed over 10% of our revenues and together accounted for approximately 61% of our revenues for the year. Because sales of our printer and copier-related products constitute a significant portion of our revenues and there is a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our contoller revenues in future periods. Accordingly, if we lose or experience reduced sales to an important OEM customer, we will have difficulty replacing the revenue previously generated from such customer with sales to new or existing OEM customers and our revenues will likely decline significantly.

The market for our super-wide-format printers is very competitive.

The printing equipment industry is extremely competitive. Our VUTEk products compete against several companies that market digital printing systems based on electrostatic, drop-on-demand and continuous drop-on-demand inkjet, airbrush and other technologies and printers utilizing solvent and UV curable ink. Two of our largest competitors, Scitex Vision and Inca, were recently acquired by Hewlet Packard (“HP”) and Dainippon Screen (“Screen”), respectively. Both HP and Screen have greater resources to develop new products and technologies and market those products. They could also exert downward pressure on product pricing to gain market share.

We have also witnessed the recent growth of local Chinese and Korean markets where local competitors are developing, manufacturing and selling inexpensive printers, mainly to the local Chinese and Korean markets. These Chinese and Korean manufacturers have also begun penetrating the international market and have partnered with other super-wide format printer manufacturers. Our ability to compete depends on factors both within and outside of our control, including the price, performance and acceptance of our current printers and any products we develop in the future. We also face competition from existing conventional wide format and super-wide format printing methods, including screen printing and offset printing. Our competitors could develop new products, with existing or new technology, that could be more competitive in our market than our printers. We cannot assure you that we can compete effectively with any such products.

We face strong competition in the market for printing supplies such as ink.

We compete with independent manufacturers in the ink market. We cannot guarantee that we will be able to remain the exclusive or even principal ink manufacturer for our printers. The loss of ink sales to our installed base of printers could adversely impact our revenues and gross margins. The solvent inks are relatively easy to clone, and additional manufacturers could increase pressure on us to reduce prices or divert customers away from us.

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

We rely on our OEM customers to develop and sell products incorporating our controller technologies and if they fail to successfully develop and sell these products, or curtail or cease the use of our technologies in their products, our business will be harmed.

We rely upon our OEM customers to develop new products, applications and product enhancements utilizing our controller technologies in a timely and cost-effective manner. Our continued success in the server industry depends upon the ability of these OEM customers to utilize our technologies while meeting changing end-user customer needs and responding to emerging industry standards and other technological changes. However, we cannot assure you that our OEM customers will effectively meet these challenges. These OEM customers, who are not within our control, are generally not obligated to purchase products from us and we cannot assure you that they will continue to carry our products. For example, our OEM customers have incorporated into their products the technologies of other companies or internally developed technologies in addition to, or instead of, our technologies and will likely continue to do so in the future. If our OEM customers do not effectively and successfully market products containing our technologies, our revenue will likely be materially and adversely affected.

Our OEM customers work closely with us to develop products that are specific to each OEM customer’s copiers and printers. Many of the products and technologies we are developing require that we coordinate development, quality testing, marketing and other tasks with our OEM customers. We cannot control our OEM customers’ development efforts or the timing of these efforts and coordinating with our OEM customers may cause delays in our own product development efforts that are outside of our control. If our OEM customers delay the release of their products, our revenue and results of operations may be adversely affected. In addition, our revenue and results of operations may be adversely affected if we cannot meet our OEM customers’ product needs for their specific copiers and printers, as well as successfully manage the additional engineering and support effort and other risks associated with such a wide range of products.

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

Stock prices of high technology companies such as ours tend to be volatile as a result of various factors, including variations in operating results and, consequently, fluctuations in our operating results could adversely affect our stock price. Factors that have caused our operating results and share price to fluctuate in the past and that may cause future fluctuations include:

•	varying demand for our products, due to seasonality, OEM customer product development and marketing efforts, OEM customer financial and operational condition and general economic conditions;

•	shifts in customer demand to lower cost products;

•	success and timing of new product introductions by us and our OEM customers and the performance of our products generally;

•	success and timing of new VUTEk product introductions;

•	volatility in foreign exchange rates, changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;

•	price reductions by us and our competitors, which may be exacerbated by competitive pressures caused by economic conditions generally;

•	substitution of third-party inks for our own ink products by users of our super-wide format inkjet printers;

•	delay, cancellation or rescheduling of orders or projects;

•	availability of key components and licenses, including possible delays in deliveries from suppliers, the performance of third-party manufacturers and the status of our relationships with our key suppliers;

•	potential excess or shortage of employees and location of research and development centers;

•	changes in our product mix such as shifts from higher revenue or gross margin products to lower revenue or gross margin products dependant on higher sales volumes, such as our VUTEk products;

•	costs associated with complying with any applicable governmental regulations, including substantial costs related to compliance with the Sarbanes-Oxley Act of 2002 (“SOX”);

•	acquisitions and integration of new businesses;

•	changes in our business model related to the migration of embedded products to a design-licensed model;

•	costs related to our entry into new markets, such as commercial printing and office equipment service automation;

•	general economic conditions; and

•	other risks described herein.

We face competition from other suppliers as well as our own OEM customers and if we are not able to compete successfully our business may be harmed.

The digital printing marketplace is highly competitive and is characterized by rapid technological changes. We compete against a number of other suppliers of imaging products and technologies, including our OEM customers themselves. Although we attempt to develop and support innovative products that end customers demand, products or technologies developed by competing suppliers, including our own OEM customers, could render our products or technologies obsolete or noncompetitive.

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

We continue to explore opportunities to develop or acquire product lines different from our current controllers, such as proofing and print management software, document scanning solutions, super-wide format inkjet printers, prepress software solutions and web submission tools, among others. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services or if we will generate sufficient revenues from these activities to offset the additional operating expenses we incur. In addition, even if we are able to introduce new products or services, if customers do not accept these new products or services or if we are not able to price such products or services competitively, our operating results will likely suffer.

We license software used in most of our products from Adobe Systems Incorporated and the loss of this license would prevent us from shipping these products.

Most of our current products include software that we must license from Adobe. Specifically, we are required to obtain separate licenses from Adobe for the right to use Adobe PostScript® software in each type of copier or printer used with a Fiery Controller. Although to date we have successfully obtained licenses to use Adobe’s PostScript® software when required, Adobe is not required to and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® software on reasonable terms, in a timely manner, or at all. In addition, in order to obtain licenses from Adobe, Adobe requires that we obtain from it quality assurance approvals for our products that use Adobe software. Although to date we have successfully obtained such quality assurances from Adobe, we cannot be certain Adobe will grant us such approvals in the future. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® software and our financial condition and results of operations would be significantly harmed.

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

We subcontract with other companies to manufacture our products and we do not have long-term agreements with these subcontractors. We rely on the ability of our subcontractors to produce products to be sold to our customers and while we closely monitor our subcontractors’ performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. In the past a weakened economy led to the dissolution, bankruptcy or consolidation of some of the subcontractors who are able to manufacture our products, decreasing the available number of subcontractors. If the available number of subcontractors were to again decrease, it is possible that we would not be able to secure appropriate subcontractors to fulfill our demand in a timely manner or at all, particularly if demand for our products increases. The existence of fewer subcontractors may also reduce our negotiating leverage potentially resulting in higher product costs. Difficulties experienced by our subcontractors, including financial problems and the inability to make or ship our products or fix quality assurance problems, could harm our business, operating results and financial condition. If we decide to change subcontractors, we could experience delays in finding, qualifying and commencing business with new subcontractors which would result in delay in delivery of our products and potentially the cancellation of orders for our products. A high concentration of our Fiery controller products is manufactured at a single subcontractor location, Celestica in Toronto, Ontario, Canada. Should Celestica experience any inability to, or refuse to manufacture or deliver product from this location our business, financial condition and operations could be harmed. Since we do not maintain long-term agreements with our subcontractors, any of our subcontractors could enter into agreements with our competitors that might restrict or prohibit such subcontractors from manufacturing our products or could otherwise lead to an inability of such subcontractors from filling our orders in a timely manner. In such event, we may not be able to find suitable replacement subcontractors and our business, financial condition and operations would likely be harmed.

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

We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley and additionally have research and development offices in India. Competition in both locations has historically been intense amongst companies hiring engineering and technical professionals. In times of professional labor imbalances, it has in the past and is likely in the future to be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley and our operations in India that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees.

We offer a broad-based equity compensation plan based on granting options from stockholder-approved plans in order to be competitive in the labor market. If stockholders do not approve additional shares for these plans or new plans for future grants when necessary to enable us to offer compensation competitive with those offered by other companies seeking the same employees, it may be difficult for us to hire and retain skilled employees. The FASB has announced changes to US GAAP that will require us to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans, or ESPPs which will negatively impact our GAAP earnings. For example, recording a charge for employee stock options and ESPP under SFAS No. 123, Accounting for Stock-Based Compensation would have reduced net income by $12,746, $16,913 and $17,829 for the years ended December 31, 2005, 2004 and 2003, respectively. Limiting our stock option grants and ESPP could make it difficult to successfully hire and retain employees which could affect our ability to develop products or to meet demand for our products in a timely fashion and our results of operations may be harmed.

We acquired VUTEk, Inc., a privately-held provider of super-wide format digital printers for approximately $289,150 in June 2005. Acquisitions involve risks and if we are unable to mitigate those risks our business will be harmed.

Our acquisition of VUTEk was our largest acquisition to date. Our purchase was made in cash and we will experience a loss of interest income as our cash balances have been reduced. In addition, we have decreased our cash balances which could impair our financial condition and our ability to expend cash on other activities. We cannot assure you that we will be able to raise additional funds if and when needed on acceptable terms or at all.

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

Our acquisition of VUTEk in June 2005 increased the chance that we will experience additional bad debt expense.

Historically, our products have been sold to OEM customers who present little credit risk. Our VUTEk products are sold to a broader base of customers, many of whom are smaller and potentially less credit-worthy. In addition, some of these customers may be located overseas where it may be hard to contact them if we have collection issues. If we are unable to collect accounts receivable in a timely manner, we may experience an increase in bad debt expense.

Because of our recent acquisitions we now must sell our products directly to distributors and to the end-user. If we are unable to effectively manage a direct sales force, sales and revenues could decline.

We have traditionally sold our products to our OEM partners, who in turn sold the product to the end-user. Our marketing focused on manufacturers and distributors of the manufacturers’ equipment, not on the end-user of the product. We must now sell our professional printing applications and our super-wide-format inkjet printers and ink to the end-user. If we are unable to develop a sales force and marketing program that can reach the end-users, we are likely to see a decline in revenues from those products.

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

We face risks from currency fluctuations.

Given the significance of our non-US sales to our total product revenue, we face a continuing risk from the fluctuation of the US dollar versus the Japanese yen, the euro and other major European currencies and numerous Southeast Asian currencies. We typically invoice our customers in US dollars and this may result in our products becoming more expensive in the local currency of our customers, thereby reducing our ability to sell our products. When we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the US dollar. In addition, we have a substantial number of international employees which creates material operating costs denominated in foreign currencies. In Europe, where we have a significant presence, our sales and marketing expenses and general and administrative expenses have risen in part due to the weakened US dollar. We have attempted to limit or hedge these exposures through operational strategies where we have considered it appropriate in the past. Our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results. In 2005, the impact from currency exchange differences was not material.

Approximately 46% and 45% of our revenue from the sale of products for the years ended December 31, 2005 and 2004, respectively, came from sales outside North America, primarily to Europe and Japan. We expect that sales outside North America will continue to represent a significant portion of our total revenue.

We face risks from our international operations.

We are subject to certain risks because of our international operations. Changes to and compliance with a variety of foreign laws and regulations that may increase our cost of doing business and our inability or failure to obtain required approvals could harm our international and domestic sales. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability to sell or to manufacture in international markets. Some of our sales to international customers are made under export licenses that must be obtained from the United States Department of Commerce (DOC) and certain transactions require prior approval of the DOC. Changes in governmental regulation and our inability or failure to obtain required approvals, permits or registrations could harm our international and domestic sales and adversely affect our revenues, business and operations. Any violations could result in fines and penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

Moreover, local laws and customs in many countries differ significantly from those in the United States. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

Other risks include natural disasters and political or economic conditions in a specific country or region. In addition, many countries in which we derive revenues do not currently have comprehensive and highly developed legal systems, particularly with respect to the protection of intellectual property rights, which, among other things, can result in the prevalence of infringing products and counterfeit goods in certain countries, which could harm our business and reputation.

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

From July 1, 2006 forward, new electrical and electronic equipment sold into EU nations must not contain lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls (PBBs) or polybrominated diphenyl ethers (PBDEs). These must be replaced by other substances. Manufacturers must comply with significant, and potentially costly, compliance requirements in order to meet the ROHS deadline. Some of our products may not be converted before the deadline and we will not be allowed to sell those products in the EU until the products are made fully compliant.

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

The market price for our common stock has been and may continue to be volatile. For example, during the twelve-month period ended December 31, 2005, the price of our common stock as reported on the Nasdaq National Market ranged from a low of $16.07 to a high of $28.55. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our auditors, an independent registered public accounting firm, are required to attest audit both the design and operating effectiveness of our internal controls over financial reporting and management’s assessment of the design and the effectiveness of its internal controls for financial reporting. Although no known material weaknesses are believed to exist at this time, it is possible that material weaknesses could be identified. If we are unable to remediate the weaknesses, our management would be required to conclude that our internal controls over financial reporting were not effective and our auditors would be required to issue an adverse opinion on our internal controls over financial reporting. It is uncertain what impact an adverse opinion would have upon our stock price. In addition to their inherent limitations, internal controls over financial reporting and the audit of such controls by our auditors may not prevent or detect misstatements, errors, omissions, or fraud.

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

In June 2003, we issued $240,000 in 1.50% convertible senior debentures due in 2023. During the period the debentures are outstanding, we will have debt service obligations on the debentures of approximately $3,600 per year in interest payments, payable semi-annually. In addition, beginning June 1, 2008, we could be required to pay contingent interest of 0.35% if during any nine-month period from June 1 to November 30 and December 1 to May 31, the average market price of the debentures for the five trading days ending on the third trading day immediately preceding the first day of the relevant nine-month period equals 120% or more of the principal amount of the debentures.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

The following table sets forth the location, size and use of each of our principal facilities:

Location	Square footage		Principal uses
Foster City California	458,000	Leased (1)	Corporate offices, design and engineering, product testing, customer service
Meredith, New Hampshire	163,000	Owned	Manufacturing (VUTEk printers and ink), design and engineering, sales, customer service
Norcross, Georgia	111,000	Leased (2)	Design and engineering
Bangalore, India	69,167	Leased	Design and engineering, sales, administrative and support services
Minneapolis, Minnesota	43,682	Owned	Design and engineering, customer service,
Scottsdale, Arizona	29,232	Leased	Administrative services, customer service
Ratingen, Germany	27,438	Leased	Software engineering, sales, customer service
Pittsburgh, Pennsylvannia	25,997	Leased	Software engineering, sales
Lebanon, New Hampshire	22,137	Leased	Software engineering
Schiphol-Rijk, The Netherlands	16,695	Leased	European corporate offices, sales, support services
Parsippany, New Jersey	11,960	Leased	Design and engineering
Tokyo, Japan	6,405	Leased	Sales, design and engineering

(1)	Approximately 47,139 square feet are sub-leased.
(2)	Approximately 59,000 square feet are sub-leased.

Our Foster City, California offices are located on approximately 35 acres of land which we own. We also lease a number of additional domestic and international sales offices. For additional information on our lease obligations see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We believe that our facilities, in general, are adequate for our present needs. We do not expect that, if the need arises, we would experience difficulties in obtaining additional space at favorable rates.

Item 3: Legal Proceedings.

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

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.: On May 17, 2005, Leggett & Platt, Inc., or L&P, and its patent holding subsidiary brought a patent infringement action against VUTEk, a company acquired by us in June 2005, in the United States District Court in the Eastern District of Missouri. We believe that the L&P infringement claims are demonstrably false, and we will vigorously seek summary adjudication of non-infringement against L&P’s claims. On June 29, 2005, we answered L&P’s complaint and counter-claimed, asking the court to find that L&P had no objective or subjective basis for bringing the action and that the asserted patent is invalid and not infringed. A Markman hearing has been scheduled in April 2006, with the case set for trial in March 2007.

Citiline Holdings, Inc. v. Printcafe Software, Inc., Marc Olin, Joseph Whang, Amos Michelson, et al.: On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., a our wholly owned subsidiary acquired in October 2003 and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. In June 2004, an amended complaint was filed in the action adding additional Printcafe directors as defendants. The parties have reached an agreement in principle to fully and finally resolve this litigation, subject to the Court’s approval of the proposed class action settlement. The parties executed a written Stipulation and Agreement of Compromise and Settlement in September 2005 and jointly moved for the Court’s preliminary approval of the settlement. On December 20, 2005, the Court preliminarily approved the proposed settlement, certified the settlement class and directed the issuance of notice. In accordance with class action procedures, the court also scheduled a final hearing in April 2006 to consider final approval of the settlement.

US Bureau of Industry and Security (BIS) Export Investigation

EFI recently learned that there is an open investigation by the US Bureau of Industry and Security (BIS) under the US Departments of Commerce relating to VUTEk’s compliance with the export regulations in connection with several export sales to Syria in 2004. The investigation was initiated in January 2005, prior to EFI’s acquisition of VUTEk in June 2005. At present, we believe that these matters will be resolved solely with administrative penalties and without a significant adverse effect to on our on-going business. However, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business with our sales outside the United States and Canada.

Item 4: Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5:    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has traded on the Nasdaq National Market under the symbol EFII since October 2, 1992. The table below lists the high and low sales price during each quarter the stock was traded in 2005 and 2004.

	2005				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$18.14	$21.43	$25.37	$28.55	$28.81	$28.57	$28.26	$18.92
Low	16.07	16.12	19.50	21.48	23.70	23.06	15.00	15.91

As of February 6, 2006, there were 220 stockholders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to provide the actual number of stockholders represented by these record holders. However, we estimate the number of stockholders represented by brokers and other institutions to be approximately 100,000.

We have never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for our business and will not pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information regarding our equity compensation plans may be found in Item 12 of this annual report on Form 10-K and is incorporated herein by this reference.

Purchases of Equity Securities

Issuer Purchases of Equity Securities

(in thousands, except per share amounts)

Period	(a) Total Number of Shares purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2005	—	—	—	$98,937
November 1-30, 2005	—	—	—	$98,937
December 1-31, 2005	—	—	—	$98,937

Total	—	—	—

(1)	On August 26, 2004 we announced that our Board of Directors had approved $100,000 to be used for the repurchase of our outstanding common stock. We began repurchasing shares under this program in August 2004 and as of December 31, 2005 we had repurchased 53,061 shares. Our buy back program is limited by SEC regulations and by trading windows set by Company policy.

Although we have had a buy-back program in place since August 2004, we did not repurchase any shares in 2005. In February 2006, we again started to repurchase our shares.

Item 6: Selected Financial Data.

All amounts in this item are in thousands, except per share amounts and ratios.

The following table summarizes selected consolidated financial data as of and for the five years ended December 31, 2005. This information should be read in conjunction with the audited consolidated financial statements and related notes thereto.

	As of and for the years ended December 31,
(in thousands, except per share amounts and ratios)	2005	2004	2003	2002	2001
Operations
Revenue	$468,501	$394,604	$379,587	$350,185	$517,608
Cost of revenue	179,490	138,382	148,054	167,685	282,113

Gross profit	289,011	256,222	231,533	182,500	235,495
Operating expenses:
Research and development	109,525	111,134	96,697	89,973	98,116
Sales and marketing	81,854	74,711	61,597	50,624	56,767
General and administrative	34,007	27,264	21,690	21,778	25,456
Real estate related charges	—	14,394	—	—	—
Amortization of goodwill and identifiable intangibles and other acquisition-related charges (1), (2)	71,734	14,690	19,670	4,391	12,255
Restructuring charges	2,685	—	—	—	—
Share-based compensation expense	1,929	—	—	—	—

Total operating expenses	301,734	242,193	199,654	166,766	192,594

(Loss) income from operations	(12,723)	14,029	31,879	15,734	42,901
Interest and other income, net:
Interest and other income	14,489	12,779	11,489	11,540	17,661
Interest expense	(5,010)	(5,632)	(2,886)	(54)	(190)
Litigation settlement income (charges), net	—	58	2,408	(4,409)	—
Gain on sale of product line	—	2,994	—	—	—
Loss on equity investment	—	—	(1,562)	—	—

Total interest and other income, net	9,479	10,199	9,449	7,077	17,471

(Loss) income before income taxes	(3,244)	24,228	41,328	22,811	60,372
(Provision for) benefit from income taxes	(823)	13,791	(14,820)	(6,843)	(21,432)

Net (loss) income	$(4,067)	$38,019	$26,508	$15,968	$38,940

Earnings per share
Net (loss) income per basic common share (3)	$(0.07)	$0.71	$0.49	$0.29	$0.73

Net (loss) income per diluted common share (3), (5)	$(0.07)	$0.64	$0.47	$0.29	$0.71

Shares used in computing net (loss) income per basic common share (3)	54,425	53,898	53,789	54,256	53,468
Shares used in computing net (loss) income per diluted common share (3), (5)	54,425	63,996	60,138	54,852	54,605

Financial Position
Cash, cash equivalents and short-term investments	$469,616	$659,559	$624,112	$498,370	$451,207
Working capital	460,384	618,056	665,193	470,054	438,020
Total assets	1,082,528	1,017,877	1,013,661	727,106	702,987
Long-term obligations, less current portion (4)	240,000	240,000	240,236	278	331
Stockholders’ equity	$706,699	$667,560	$654,813	$634,067	$606,567

Ratios and Benchmarks (unaudited)
Current ratio	4.4	6.6	6.6	6.1	5.6
Inventory turns	8.8	22.2	23.1	24.3	15.5
Full-time employees	1,723	1,424	1,382	927	917
Days Sales Outstanding (DSO)	42.1	45.6	44.5	41.9	46.0

(1)	We expensed in-process research and development costs of $45,300, $1,000 and $13,220 in the years ended December 31, 2005, 2004 and 2003, respectively. See Note 3 of Notes to Consolidated Financial Statements.
(2)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires among other things, the discontinuance of goodwill amortization and provisions for the reclassification of certain existing recognized intangibles to goodwill. Upon the adoption of SFAS 142, we ceased amortizing goodwill and reclassified net intangibles and deferred tax liabilities relating to acquired workforce totaling $900 to goodwill. In 2001 goodwill amortization expense was $7,611 and acquired workforce amortization was $550.
(3)	See Note 1 of Notes to Consolidated Financial Statements.
(4)	In June 2003 we issued $240,000 of 1.50% Senior Convertible Debt. See Note 7 of Notes to Consolidated Financial Statements.
(5)	In accordance with EITF 04-08, we have included 9,084 shares of common stock contingently issuable under our 1.50% Senior Convertible Debentures in our fully diluted shares for 2003 and 2004. The previously reported earnings per fully diluted share for the year ended 2003 was $0.48 and the fully diluted shares for 2003 were 54,839.

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

All amounts in this section are presented in thousands, except for per share amounts.

Overview

Key financial results for 2005 were as follows:

•	Our consolidated revenues increased by approximately 19% from 2004 to $468,501. This was the result of the addition of the VUTEk product line. Those increases were partially offset by slight decreases in revenue from our professional printing applications and controllers.

•	The VUTEk acquisition added approximately $15,682 to our operating income before charges for in-process research and development and the amortization of the VUTEk acquired intangibles.

The addition of the VUTEk product line in 2005 and our software acquisitions in 2003 have helped us achieve the goal of decreased reliance on OEM sales. In 2002 our non-OEM sales accounted for approximately 7% of our total sales. In the fourth quarter of 2005, we saw our non-OEM sales increase to 45%.

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

Revenue recognition. We derive our revenue primarily from product revenue, which includes hardware (controllers, design-licensed solutions, and inkjet printers and ink), software and royalties. We also receive services and support revenue from software license maintenance agreements, customer support and training and consulting. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences could result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We recognize revenue in accordance with the provisions of SEC Staff Accounting Bulletin Revenue Recognition (“SAB104”) and, if applicable, Emerging Issues Task Force 00-21 Revenue Arrangements with Multiple Deliverables (EITF 00-21) for the sale of controllers, printers, and ink. As such, revenue is generally recognized when persuasive evidence of an arrangement exists, the product has been delivered or services have been rendered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

We use either a purchase order or signed contract as evidence of an arrangement. Sales through some of our OEMs are evidenced by a master agreement governing the relationship together with purchase orders on a transaction-by-transaction basis. Our arrangements do not generally include acceptance clauses. Delivery for hardware generally occurs when product is delivered to the customer’s common carrier. In some instances, we also sell products where the terms included in sales arrangements result in different timing for revenue recognition, assuming all other recognition criteria are met: a) if title and risk of loss is transferred at the customer’s destination (CIP Destination), revenue is recognized when the product(s) arrives at the customer site; and b) if title is retained after product delivery until payment is received, revenue is recognized at the time when passage of title occurs upon payment receipt. We assess whether the fee is fixed or determinable based on the terms of the contract or purchase order. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

We license our software primarily under perpetual licenses. Revenue from software consists of software licensing, post-contract customer support and professional consulting. We apply the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions, and if applicable, SAB 104 and EITF 00-21 to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

When several elements, including software licenses, post-contract customer support and professional services, are sold to a customer through a single contract, the revenue from such multiple-element arrangements are allocated to each element using the residual method in accordance with SOP 98-9. Revenue is allocated to the support elements and professional service elements of an agreement using vendor specific objective evidence of fair value (“VSOE”) and to the software license portion of the agreements using the residual method. We have established VSOE of the fair value of our professional services based on the rates charged to our customers in stand alone orders. We have also established VSOE of fair value for post-contract customer support based on substantative renewal rates. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance and/or professional services, and where the maintenance and professional services are not essential to the functionality of the delivered software. Revenue allocated to software licenses is recognized when the following four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue allocated to post-contract support is recognized ratably over the term of the support contract (typically one to two years), assuming the four basic criteria are met. We also have subscription arrangements where the customer pays a fixed fee and receives services over a period of time. We recognize revenue from the subscriptions ratably over the service period. Any upfront setup fees associated with our subscription arrangements are recognized ratably, generally over one year.

Allowance for doubtful accounts, inventory allowances and other allowances and accruals. To determine the need for an allowance for doubtful accounts, management must make estimates of the collectibility of our accounts receivables. To do so, management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $67,926, net of allowance for doubtful accounts and sales returns of $4,306 as of December 31, 2005.

Similarly, management must make estimates of potential future inventory obsolescence and purchase commitments to measure the need for inventory allowances. Management analyzes current economic trends, changes in customer demand and the acceptance of our products when evaluating the adequacy of such allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of our income for any period if management made different judgments or utilized different estimates. Our inventory balance was $25,874, net of allowance of $6,457 as of December 31, 2005.

We accrue for estimated legal expenses, including potential regulatory fines when the likelihood of the incurrence of the related costs is probable and management has the ability to estimate such costs. Until both of these conditions are met, the related legal expenses are recorded as incurred. The material assumptions we use to estimate the amount of legal expenses include:

•	The monthly legal expense incurred by our external attorneys on the particular case being evaluated,

•	communication between our external attorneys and us on the expected duration of the lawsuit and the estimated expenses during that time,

•	our strategy regarding the lawsuit,

•	the deductible amounts under the insurance policies, and

•	past experiences with similar lawsuits.

The outcome of any particular lawsuit cannot be predicted, and if the outcome is different than expected, our income could be materially impacted, either positively or negatively.

We have from time to time set up allowances or accruals for uncertainties related to revenues and for potential unfavorable outcomes from disputes with customers or vendors. Management bases its estimates for the allowances or accruals on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.

Accounting for income taxes. In preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax expense and the temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we believe that recovery of these deferred assets is not likely, we must establish a valuation allowance. To the extent we either establish or increase a valuation allowance in a period, we must include an expense within the tax provision in the statement of income.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have maintained a valuation allowance of $1,952 as of December 31, 2005 for foreign tax credits resulting from the 2003 acquisition of Best. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could materially impact our financial position and results of operations.

Net deferred tax assets as of December 31, 2005 were $26,051.

Valuation of long-lived and intangible assets and goodwill. In 2002 we adopted SFAS 142, “Goodwill and Other Intangible Assets.” In lieu of amortization, we are required to perform an annual impairment review of our goodwill. We completed our annual review in the third quarter of 2005, based upon July 1, 2005 balances, with no impairment of goodwill indicated as a result of the review. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the life of the asset may need to be revised. Factors we consider important which could trigger an impairment review include the following:

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of goodwill, intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, goodwill and long-lived assets amounted to $343,389 as of December 31, 2005. No adjustments to the lives of the other intangible assets have been made since the adoption of SFAS 142.

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

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows; acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumption, estimates or other actual results.

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

Determining functional currencies for the purpose of consolidating our international operations. We have a number of foreign subsidiaries which together account for approximately 26% of our net revenues, approximately 10% of our total assets and approximately 9% of our total liabilities as of December 31, 2005.

Based on our assessment of the factors discussed below, we consider the United States dollar to be the functional currency for each of our international subsidiaries except for our Japanese subsidiary, EFI KK, for which we consider the Japanese yen to be the subsidiary’s functional currency and our German subsidiary, EFI Germany GmbH, for which we consider the euro to be the subsidiary’s functional currency.

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

Results of Operations

The following tables set forth items in our consolidated statements of income as a percentage of total revenue for 2005, 2004 and 2003 and the year-to-year percentage change from 2005 over 2004 and from 2004 over 2003, respectively. These operating results are not necessarily indicative of results for any future period.

				% change
	Years ended December 31,			2005 over 2004	2004 over 2003
	2005	2004	2003
	%	%	%	%	%
Revenue	100	100	100	19	4
Cost of revenue	38	35	39	30	(7)

Gross profit	62	65	61	13	11
Operating expenses:
Research and development	23	28	25	(1)	15
Sales and marketing	18	19	16	10	21
General and administrative	7	7	6	25	26
Stock compensation expense	—	—	—	—	—
Restructuring charges	1	—	—	—	—
Real estate related charges	—	3	—	(100)	nm
In-process research and development charge	10	—	3	nm	(92)
Amortization of identified intangibles	6	4	2	93	112

Total operating expenses	65	61	52	25	21

(Loss) income from operations	(3)	4	9	(191)	(56)
Interest and other income:
Interest income and other income	3	3	3	13	11
Interest expense	(1)	(1)	(1)	(11)	95
Gain on sale of product line	—	1	—	nm	nm
Litigation settlement income (charges), net	—	—	1	—	(98)
Loss on equity investment	—	—	(1)	—	100

Total interest and other income, net	2	3	2	(7)	8

(Loss) income before income taxes	(1)	7	11	(113)	(41)
(Provision for) benefit from income taxes	—	3	(4)	(106)	(193)

Net (loss) income	(1)	10	7	(111)	43

nm = not meaningful

Revenue

Our revenue in 2005 was principally derived from four major categories. The first category, “Controllers”, is primarily made up of stand-alone servers, which connect digital copiers with computer networks, and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This category includes our Fiery, Splash, Edox, and MicroPress color and black and white controller products. The second category, “Inkjet Products”, consists of sales of the super-wide format inkjet printers and inks, and parts and services revenue from the newly acquired VUTEk business. The third category, “Professional Printing Applications”, or PPA, consists of software technology focused on printing workflow, print management information systems, proofing and web submission and job tracking tools. The fourth category of miscellaneous revenue consists of spares, scanning solutions, and field dispatching solutions. We previously considered the stand-alone servers and the embedded products each as separate categories.

The following is a break-down of revenue by category in dollars.

							% change
	Years ended December 31,						2005 Over 2004	2004 Over 2003
Revenue	2005		2004		2003
	$	%	$	%	$	%	%	%
Controllers	$274,015	59	$292,833	74	$318,884	84	(6)	(8)
Inkjet Products	86,913	18	—	—	—	—	—	—
Professional Printing Applications	71,375	15	68,484	17	21,782	6	4	214
Miscellaneous	36,198	8	33,287	9	38,921	10	9	(14)

Total Revenue	$468,501	100	$394,604	100	$379,587	100	19	4

Revenue was $468,501 in 2005, compared to $394,604 in 2004 and $379,587 in 2003, which resulted in a 19% increase in 2005 versus 2004 and an 4% increase in 2004 compared to 2003. The major factor contributing to the overall higher revenue in 2005 over 2004 was a $86,913 increase attributable to the VUTEk acquisition, offsetting a decrease in controller sales of $18,818.

In our controller category, the decrease in 2005 over 2004 of $18,818 was due to a 12.4% reduction in volumes, partially offset by a 6.8% increase in the average selling price. In the second half of 2005 a number of new server and embedded controllers products were launched by our OEM customers and total controller revenue has increased by 24% over the second half of 2004, while unit volume has increased by 11% for the same period.

Our high-end servers showed a 9% increase in the average selling price, while the average selling price of our low-end and black-and-white servers were stable. For embedded controllers, the average selling price has increased by 11% in 2005 as the product mix moved from chipsets, which typically sell for a lower unit price but carry a higher margin, to the higher priced, board-based products. We anticipate that in 2006 the mix will move back to more chipsets and fewer board-based products.

Revenue in the inkjet products category represents seven months of VUTEk operations. On a pro forma basis, combining the pre-acquisition revenue of $57,991 with post-acquisition revenue would result in annual revenues of $144,904. Approximately 30% of the inkjet product revenues since our acquisition were generated from sales of inks.

The professional printing applications experienced a modest increase of 4% in 2005 over 2004. Within this category are the products we acquired from Printcafe and Best GmbH as well as certain software products that were developed by EFI to enhance our server products, such as our Graphic Arts Package and products to optimize the workflow in printshops such as Oneflow and Balance. The software applications in this category generate higher margins, favorably impacting our margins. We continue to see strong market acceptance of these products and we believe we will experience further incremental growth.

The miscellaneous category of revenue consists of individually small items in our product portfolio, as well as spares. It includes products such as DocSend (our scanning solution) and ADS (our dispatch software). Total revenue generated from these products has increased by 28% in 2005 over 2004, while the remaining products in the miscellaneous category decreased by 1% over the same period.

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

Shipments by geographic area for the years ended December 31, 2005, 2004 and 2003 were as follows:

							% change
	Years ended December 31,						2005 over 2004	2004 over 2003
(in thousands)	2005		2004		2003
	$	%	$	%	$	%	%	%
North America	$250,605	54	$217,069	55	$192,326	51	15	13
Europe	137,310	29	105,168	27	113,914	30	31	(8)
Japan	47,125	10	56,799	14	57,231	15	(17)	(1)
Rest of World	33,461	7	15,568	4	16,116	4	115	(3)

Total	$468,501	100	$394,604	100	$379,587	100	19	4

Revenue from the inket product category from the VUTEk acquisition in May 2005, along with the introduction of new controller products in the second half of 2005, fueled the increase in revenue in North America, Europe and Rest of World from 2005 to 2004. The decrease in Japan in 2005 over 2004 reflects the reduction in chipset solutions sold into Japan in the second half of 2005 for manufacturing for redistribution around the world.

As shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations which in turn sell through to other locations, we believe that non-U.S. sales of our products into each region may differ from what is reported, though accurate data is difficult to obtain. We expect that non-U.S. sales will continue to represent a significant portion of our total revenue.

Percentage of total revenue attributed to sales of product through our OEM channels has decreased due to the acquisition of VUTEk in 2005 and Printcafe in 2004. In 2005, more than 65% of revenue is generated from the sales of products through our OEM channels with such customers as Canon, Fuji Xerox, Konica Minolta, Océ, Oki, Ricoh, Sharp, Toshiba, Xerox and others. The customers that individually accounted for more than 10% of our revenues were Canon, Konica Minolta, and Xerox. Together these customers accounted for 48% of our revenues in 2005, 61% in 2004 and 72% in 2003. The decrease to 48% from 61% is the result of our increased software sales, which are sold to more customers than our traditional server business, and sales to customers of VUTEk. Although we have decreased our reliance on our OEM partners, in the event that any of the OEM relationships are scaled back or discontinued, we could still experience an adverse impact on our financial condition and results of operations.

We continue to work on the development of products utilizing our proprietary architecture and other products and intend to continue to introduce new generations of controller products and other new product lines with current and new OEMs in 2006 and beyond as well as new inkjet and software products to be sold to our direct customers. No assurance can be given that the introduction or market acceptance of new, current or future products will be successful.

Gross Margins

Our gross margins were 62%, 65% and 61% for 2005, 2004 and 2003, respectively. The 300 basis point decrease in gross margin from 2004 to 2005 was due primarily to the acquisition of VUTEk in 2005 which carries lower gross margins than our other products. The 400 basis point increase in gross margin from 2003 to 2004 resulted primarily from (1) an increase in software sales compared to the prior year principally due to our 2003 acquisitions and (2) the migration of embedded board controller sales to design-license sales for certain of our products. Product mix is a significant driver in our gross margins and we cannot predict the impact of it will have on future gross margin results.

Our print controllers are manufactured by third-party manufacturers who purchase most of the necessary components. If our third-party manufacturers cannot obtain the necessary components at favorable prices we could experience an increase in our product costs. We do purchase certain parts directly, including processors, memory, certain ASICs and software licensed from various sources, including PostScript® interpreter software, which we license from Adobe Systems, Inc.

Our inkjet printers have a lower gross margin than our traditional controller business. Since we have acquired VUTEk, the gross margins for the inkjet printers have averaged 38%. The inks have an average 70% gross margin. We expect that as the installed base of printers grow that revenues from the inks will increase, which will have a positive effect on our gross margins.

If our product mix changes significantly, our gross margins will fluctuate. In addition, gross margins can be impacted by a variety of other factors. These factors include the market prices that can be achieved on our current and future products, the availability and pricing of key components (including DRAM, Processors, printheads and PostScript® interpreter software), third party manufacturing costs, product, channel and geographic mix, the success of our product transitions and new products, competition and general economic conditions in the United States and abroad. Consequently, gross margins may fluctuate from period to period. In addition to the factors affecting revenue described above, if we are pressured to reduce prices, gross margins for our products could be lower.

Operating Expenses

Operating expenses increased by 25% in 2005 over 2004 and increased by 21% in 2004 over 2003. Operating expenses as a percentage of revenue amounted to 64%, 61% and 52% for 2005, 2004 and 2003, respectively. An increase in amortization expense related to VUTEk of $13,694 and in-process research and development expense from the VUTEk acquisition of $45,300 account for most of the $59,541 increase in 2005 compared to 2004. Increases in the other operating expense categories due to the VUTEk acquisition were offset by a reduction in workforce initiated in the first quarter of 2005. Of the $42,539 increase in 2004 compared to 2003, the largest increase came from the acquisitions made in 2003 and 2004 with the next largest amount coming from the $14,394 of real estate-related charges. Less significant additional increases in 2004 were from increased payroll expenses, additional trade show expenses, accounting and consulting fees related to compliance with the Sarbanes-Oxley Act of 2002, additional legal costs and $7,240 in increased amortization expense for identified intangibles offset with a decrease of $12,220 from in-process research and development costs.

The components of operating expenses are detailed below.

Research and Development

Expenses for research and development consist primarily of personnel-related and facility expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $109,525 or 23% of revenue in 2005 compared to $111,134 or 28% of revenue in 2004. The increased costs associated with the addition of the VUTEk employees were partially offset by reduced personnel expenses from the early 2005 reduction in workforce and reduced prototype-related expenses also contributed to the decrease in research and development expenses in 2005 from 2004.

Our 2003 acquisitions on an annualized basis account for the majority of the $14,437 increase in research and development expenses in 2004 when compared to 2003, while our 2004 acquisitions accounted for a small additional amount. As the acquired companies were not maintained as stand-alone businesses, the amounts in 2004 attributed to acquisitions cannot be accurately determined.

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

Sales and Marketing

Sales and marketing expenses include personnel-related expenses, costs for trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for 2005 were $81,854 or 18% of revenue compared to $74,711 or 19% of revenue in 2004 and $61,597 or 16% of revenue in 2003. The acquisition of VUTEk increased our costs by $14,058 in 2005, which was offset by $4,411 of employee related reductions from the reduction in workforce in the first quarter of 2005 and $1,929 in reduced tradeshow expenses. Drupa, a leading print industry exposition in Europe which occurs every four years in Europe, pushed tradeshow expenses higher in 2004.

We estimate that over half of the increase in 2004 from 2003 was attributable to our 2003 acquisitions when calculated on an annualized basis. The remaining increase in 2004 over 2003 primarily came from drupa, our first sponsorship of Connect, the annual conference for users of our Print MIS software and our participation in other trade shows. Included in the increases are the effects of a weaker US dollar, which led to higher US dollar costs for our international sales offices. While costs in the local currency have generally remained constant, during 2004 the translated US dollar costs have increased.

We expect that our sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as we continue to actively promote our products, launch new products and services, and continue to build our sales and marketing organization, particularly in Europe and Asia Pacific, and as we grow our software solutions and other new product lines which require greater sales and marketing support from us. We also expect that if the US dollar remains volatile against the euro or other currencies, sales and marketing expenses reported in US dollars could fluctuate. Approximately 34% of our sales and marketing expenses are from our foreign offices.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses and, to a lesser extent, depreciation and facility costs, professional fees and other costs associated with public companies. General and administrative expenses were $34,007 or 7% of revenue in 2005, compared to $27,264 or 7% of revenue in 2004 and $21,690 or 6% of revenue in 2003. The $6,743 increase in general and administrative expenses between 2004 and 2005 principally consists of from the impact of our 2005 acquisition of VUTEk of $4,994, rent increases of $1,124 and increased litigation-related legal fees.

The increase in general and administrative expenses between 2003 and 2004 principally consists of from the impact of our 2003 acquisitions on an annualized basis, increased costs associated with complying with new regulations related to SOX, and increased legal costs related to various litigation matters. We expect that our general and administrative expenses will increase in absolute dollars and as a percentage of revenue due to additional costs that will be incurred for compliance with SOX, and in order to support our efforts to grow our business in future periods. We also expect that if the US dollar remains volatile against the euro or other currencies, general and administrative expenses reported in US dollars could fluctuate. Approximately 10% of our general and administrative expenses are from our foreign offices.

Amortization of Identifiable Intangibles

Amortization of identifiable intangibles was $26,434 or approximately 6% of revenue in 2005. Amortization of identifiable intangibles, was $13,690 or 4% of revenue in 2004. The acquisition of two companies in the fourth quarter of 2003 and one company in the first quarter of 2004 account for the increase in amortization expense.

In-process Research and Development

We expensed $45,300 for in-process research and development in 2005 upon acquisition of VUTEk. In 2004, our our acquisition of ADS produced a charge of $1,000 for in-process research and development The in-process research and development costs related to Printcafe, T/R Systems and Best, all acquired in 2003, were $8,600, $3,400 and $1,220, respectively.

Real Estate Related Charges

We expensed $14,394 related to our real estate in 2004. A valuation of the building located at 301 Velocity Way was completed in 2004 as part of our amended financing arrangement signed in September 2004 for that building. Under the original lease of $43,080, we guaranteed the lessor an 82% residual value in the building upon the termination of the original lease. The valuation provided a value of approximately $31,730 for the building, and we paid the lessor $11,350 and recorded a one-time loss associated with the original lease in September 2004. In addition, during the quarter ended September 30, 2004, we wrote off $852 of capitalized lease costs associated with the original lease. We also wrote off $2,192 of capitalized costs associated with other development activity determined to have no remaining validity related to land purchased in 1997 within our Foster City campus.

Stock-based Compensation

During 2005 we awarded 357 shares of restricted stock to employees and our board of directors. As we have not adopted FAS 123R, we applied APB 25 to recognize $1,929 of expense related to our 2003 and 2005 restricted stock awards. In 2003 and 2004 the compensation expense associated with restricted stock was not reported as a separate line item on our income statement. We will be required to adopt FAS 123R during the first quarter of 2006, and at that time will begin recognizing expense related to options granted to employees and members of our board of directors, in addition to the expense related to restricted stock awards. We are still in the process of implementing FAS 123R and although we expect the charge to be material to our financial statements, we are unable to forecast the actual charges at this time.

Restructuring Charges

In December 2004 we announced that we would reduce our worldwide headcount by approximately 5% in an effort to reduce operating expenses in future periods. During the first quarter of 2005 we incurred severance costs of approximately $2,685.

Interest and Other Income

Interest and other income

Interest income was $15,515 in 2005 and increased by approximately 28% from $12,160 in 2004, reflecting rising intererst rates. The increase in 2004 of $1,649 in interest income from 2003 also reflects rising market interest rates throughout 2003 as well as a higher invested balance. We had realized losses on our marketable securities of $800 in 2005, mainly due to the liquidation of various securities before maturity to fund the acquisition of VUTEk. In 2004, the realized gains on short-term investments were $140. We recognized $905 in gains from our short-term investments in 2003.

Interest expense

Interest expense and debt issuance costs related to the convertible debentures were $4,998, $4,998 and $2,873 for the years ended December 31, 2005, 2004 and 2003, respectively. The remaining interest expense was generated from the payment of taxes.

Litigation settlement income (charges), net

In 2004 and 2003 we received litigation settlement income of $58 and $2,408, respectively, net of related legal expenses, from the settlement of litigation protecting our intellectual property.

Loss on equity investment

In June 2003 we exercised an option granted by Printcafe to purchase shares of Printcafe stock, representing approximately a 17% ownership in Printcafe, which we accounted for as an “available-for-sale” equity security. In October 2003, we acquired the remaining 83% interest in Printcafe. We were required under generally accepted accounting principles (GAAP) to report the investment in Printcafe on an equity basis from the time of the option exercise through the date that we acquired 100% of the outstanding shares of Printcafe. A $1,562 non-cash charge was recorded as a result of the change to equity method of accounting.

Gain on Sale of Product Line

In 2004, we recognized approximately $2,994 from the sale of our Unimobile product line, consisting of a customer base, research and development and sales employees, and intangible assets.

(Provision for) Benefit from Income Taxes

In 2005, we recorded a tax provision of $823 on a pre-tax operating loss of $3,244, compared to a $13,791 tax benefit recorded in 2004 on pre-tax operating income of $24,228. In 2003, our effective tax rate was 35.9%. In each of these years, we benefited from tax-exempt interest income, research and development credits, and lower taxes on foreign income. In 2005 and 2004, our taxes decreased due to benefits derived from the extra-territorial income exclusion. Our taxes for 2005 were also reduced by $6,239 in the second and third quarters due to a reassessment of tax contingency reserves related to the filing of US and foreign income tax returns and $1,057 in the fourth quarter as a result of the expiration of the statute of limitations for state research and development credits. Our taxes increased in all years due to in-process research and development write-offs related to the VUTEk acquisition in 2005, the ADS acquisition in 2004, and the Printcafe and T/R Systems acquisitions in 2003.

In the second quarter of 2005, pursuant to the American Jobs Creation Act of 2004, we made the decision to repatriate $60,000 of earnings, which had previously been permanently invested outside the United States, and we recorded a tax charge associated with repatriating these earnings of $3,208 in the second quarter. Of this $3,208 tax charge, $2,254 related to earnings accumulated prior to 2005 and was recorded in the second quarter of 2005. The remaining tax charge of $954 relates to 2005 foreign earnings and was reflected in the 2005 effective tax rate beginning in the second quarter. In the fourth quarter, we repatriated $70,000 (the $60,000 decided upon in the second quarter plus an additional $10,000) of earnings to the US, which resulted in an additional tax charge of $307 in the fourth quarter.

During the third quarter of 2004, we reached a settlement with the Internal Revenue Service for the federal income tax returns filed for the years 1999 through 2001. As a result of the settlement, the third quarter’s tax benefit in 2004 was increased by the reassessment of taxes resulting in a favorable adjustment of $18,934. This favorable adjustment was related to the profitability of foreign operations in 1999 through 2003 and foreign sales corporation and research and development credit benefits.

Recent Accounting Pronouncements

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

In April 2005, the staff of the Securities and Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 107 (“SAB 10”7) to provide additional guidance regarding the application of FAS 123R. SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of stock options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 discusses disclosures to be made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in registrants’ periodic reports.

Based upon SEC rules issued in April 2005, FAS 123R is effective for the first quarter of fiscal years that begin after June 15, 2005. See Note 1 of these financial statements for a disclosure of the effect on net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 as if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation. While we will utilize the Black-Scholes-Merton method to calculate the stock-based employee compensation under FAS 123R, we do not have an estimate of the full impact adoption will have on our financial statements, because we are unable to predict the number of stock options that will be granted in 2006 and we have not determined the actual variables that will be used in the calculations. We do anticipate that there will be a significant impact upon our financial statements.

Liquidity and Capital Resources

All amounts in the following discussion are in thousands.

	2005	2004	2003
Cash and cash equivalents	$182,039	$156,322	$113,163
Short term investments	287,577	503,237	510,949

Total cash, cash equivalents and short term investments	$469,616	$659,559	$624,112

Net cash provided by operating activities	$62,883	$59,677	$46,112
Net cash (used in) provided by investing activities	$(71,726)	$12,194	$(301,664)
Net cash provided by (used in) financing activities	$34,720	$(28,766)	$214,719

Overview

We ended 2005 with cash, cash equivalents and short-term investments totaling $469,616, as compared to $659,559 at the end of 2004. The decrease of $189,943 was from the use of approximately $289,150 for the purchase of VUTEk, offset with cash generated by our operations of approximately $62,883 and cash received from employees for purchases of common stock under our ESPP and the exercise of common stock options of approximately $34,720. A more detailed discussion of changes in our liquidity follows.

Operating Activities

Net cash provided by operating activities in 2005, 2004 and 2003 of $62,883, $59,677 and $46,112, respectively, was primarily the result of net income adjusted for non-cash items such as depreciation and amortization, acquired in-process research and development, deferred income taxes, stock compensation and changes in various assets and liabilities such as accounts payable, accounts receivable and other current assets.

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 42 days, 46 days, and 45 days at December 31, 2005, 2004 and 2003. We calculate accounts receivable DSO by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by the total days in the quarter. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. Our accounts receivable DSO trended upward in 2003 and 2004, reflecting the longer invoice terms offered with our software products, which represented a higher portion of our sales in those years. The decrease in 2005 is a reflection of adjustments made to our accounts receivable related to the VUTEk acquisition. We expect that our DSOs will trend upwards again in future quarters as a greater portion of our revenues will come from direct sales of printers and software which traditionally carry longer terms.

Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. In 2005, the change in accounts payable and accrued liabilities reduced our cash flows by approximately $6,230. Payments for taxes reduced our operating cash flows by $13,466.

Our working capital, defined as current assets minus current liabilities, was $460,384 and $618,056 at December 31, 2005 and 2004, respectively. The cause of the decrease in working capital of approximately $157,672 is principally related to lower cash balances resulting from our acquisition of VUTEk.

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

Investing Activities

A summary of our investing activities at December 31, 2005, 2004 and 2003 follows. The detail of these line items can be seen in our consolidated statement of cash flows.

Activity

	2005	2004	2003
Purchases of short-term investments	$(525,809)	$(225,576)	$(1,143,532)
Proceeds from sales / maturities of short-term investments	741,709	264,951	974,653
Net purchases of restricted cash, cash equivalents and short-term investments	—	(472)	—
Transfers of investments between restricted and available	—	34,119	(69,669)
Net purchases of restricted investments	—	(45,500)	—
Purchase of property and equipment	(6,299)	(6,563)	(5,052)
Proceeds from sales of property and equipment	672	4,266	176
Businesses acquired, net of cash received	(281,755)	(11,550)	(58,240)
Purchase of technology	(460)	—	—
Changes in other assets	216	(1,481)	—

Net cash (used for) provided by investing activities	$(71,726)	$12,194	$(301,664)

Acquisitions

In 2005, we purchased VUTEk for $281,755, net of cash received of $7,395. VUTEk expands our product offerings from servers and software to include super-wide digital inkjet printers. We are now able to offer printshops a diversified product portfolio. In 2004, we paid cash for our acquisition of ADS Technology in the amount of $11,550, net of cash received of $261. We purchased ADS Technology to enhance our software offerings to the copier dealer channels. We acquired Best GmbH for $9,585 in cash in January 2003 and Printcafe Software for a combination of shares of our common stock and $29,386 in cash in October 2003 to add products to our offerings for the professional print industry. We also purchased T/R Systems for $20,021 in cash in November 2003 for their server technology and web-based storefront software.

We may buy or make investments in complementary companies, products and technologies. Our available cash and equity may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders.

Property and Equipment

Our equipment purchases totaled $6,299 in 2005. We purchased $6,563 of equipment during 2004, including costs related to the consolidation of our three Arizona offices. Purchases of property and equipment were $5,052 in 2003. Our property and equipment additions have been funded from operations.

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

Investments

We received net proceeds from our marketable securities in 2005 of $215,900, reflecting the liquidation of marketable securities for the purchase of VUTEk. In 2004 we received net proceeds of $39,375 resulting from the liquidation of marketable securities to fund the collateral accounts for our synthetic leases. In 2003 we made purchases net of sales and maturities of our marketable securities of $168,879. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in corporate bonds and U. S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Restricted Cash, Cash Equivalents and Short term Investments

During 2004 the restrictions on certain cash, cash equivalents and short term investments were lifted when the synthetic lease requiring the pledged accounts expired. Approximately $35,724 in cash equivalents and short-term investments were transferred to investment accounts that carried no restrictions.

Collateral Accounts

In connection with the synthetic leases for our Foster City offices, we are required to maintain cash in LIBOR-based interest-bearing accounts. At December 31, 2003 there was one account which carried a balance of $43,080 for the 301 Velocity Way building. In September 2004 we withdrew $11,350 to reimburse the lessor for the loss in value of that building. In July 2004 we negotiated a new lease for the building located at 303 Velocity Way, and per provisions in that lease, placed $56,850 in cash in a second LIBOR-based interest-bearing account. We now have $88,580 in collateral accounts. For further information on these transactions please see the discussion at “Off Balance Sheet Financing.”

Financing Activities

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $34,720, $26,879 and $40,635 in 2005, 2004 and 2003, respectively. The lower proceeds in 2004 is reflective of our lower stock price during that period. If our stock price rises, more employees’ options are “in the money” in their options, and the employees are more likely to exercise their options, which results in cash to us. If our stock price decreases, more of our employees’ options are “out of the money” or “under water”, and therefore, the employees will be unlikely to exercise options, which results in no cash received by us. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. Under FAS 123R we will be required to expense the fair market value of stock options granted and we may decide to decrease the number of stock options granted in future periods.

The primary use of funds for financing activities in 2004 and 2003 was the use of $55,645 and $59,118, respectively, of cash to repurchase outstanding shares of our common stock. See Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion of our programs to repurchase our common stock.

In 2003, we received net proceeds from the issuance of our 1.50% senior convertible debentures in the amount of $233,244, net of issuance costs.

The synthetic lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. We have determined that the guarantees have no material value as of December 31, 2005 and therefore have not recorded any liability.

Other Commitments

Our inventory consists primarily of memory subsystems, processors and ASICs for our controller products, which are sold to third-party contract manufacturers responsible for manufacturing our products and inkjet printheads, frames and other components related to our manufacturer of inkjet printers. Should we decide to purchase components and do our own manufacturing of controllers, or should it become necessary for us to purchase and sell components other than the processors, ASICs or memory subsystems for our contract manufacturers, inventory balances and potentially fixed assets would increase significantly, thereby reducing our available cash resources. Further, the inventory we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supply were reduced or not available. Should our volumes increase materially on our inkjet printers, our purchases of inkjet printheads, frames and other components will also increase correspondingly.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2005.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$51,123	$9,454	$16,086	$11,992	$13,591
Capital purchase obligations (2)	—	—	—	—	—
Interest payments on 1.50% senior convertible debentures (3)	62,700	3,600	7,200	7,200	44,700
Long-term debt obligations	240,000	—	—	—	240,000

Total (4)	$353,823	$13,054	$23,286	$19,192	$298,291

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

Off-Balance Sheet Financing

All amounts in this section are presented in thousands, except for per share amounts.

Synthetic Lease Arrangements

We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provide a cost effective means of providing adequate office space for our corporate offices. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56,850 for the 303 Lease and $31,730 for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all of the covenants as of December 31, 2005. We are liable to the lessor for the financed amount of the buildings if we default on our covenants.

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no deficiency to the guaranteed value at December 31, 2005. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56,850 for the 303 Lease and $31,730 for the 301 Lease at December 31, 2005 for a total of $88,580) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.

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

Factors That Could Adversely Affect Performance and Financial Results

Item 7A:Quantitative and Qualitative Disclosures About Market Risk

All amounts in this section are presented in thousands, except for per share amounts.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.

The following table presents the hypothetical change in fair values in the financial instruments held by us at December 31, 2005 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.

This table estimates the fair value of the portfolio at a twelve-month time horizon:

	Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
Total Fair Market Value	$330,408	$329,734	$329,067

The fair value of our long-term debt, including current maturities, was estimated to be $265,200 as of December 31, 2005 and the carrying value was $240,000. The fair market value of our convertible senior debentures was estimated based upon quoted market prices.

Derivatives

We do not use any derivatives for trading or speculative purposes.

Financial Risk Management

The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar-denominated sales in Japan and Europe and operating expenses in Germany, India, Japan and the Netherlands. At the present time, we do not hedge against these currency exposures, but as these exposures grow we may consider hedging against currency movements.

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

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electronics for Imaging Inc.:

We have completed integrated audits of Electronics for Imaging Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Electronics for Imaging Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded VUTEk Inc. (VUTEk) from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during fiscal year 2005. We have also excluded VUTEk from our audit of internal control over financial reporting. VUTEk is a wholly-owned subsidiary whose total assets and total revenues represent 24.6% and 18.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 16, 2006

Electronics for Imaging, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2005	2004
Assets

Current assets:
Cash and cash equivalents	$182,039	$156,322
Short-term investments	287,577	503,237
Accounts receivable, net	67,926	41,128
Inventories	25,874	5,529
Other current assets	32,267	22,157

Total current assets	595,683	728,373

Property and equipment, net	49,600	44,324
Restricted investments	88,580	88,580
Goodwill	189,667	73,768
Intangible assets, net	153,722	40,842
Other assets	5,276	41,990

Total assets	$1,082,528	$1,017,877

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$30,937	$24,286
Accrued and other liabilities	88,035	62,219
Income taxes payable	16,327	23,812

Total current liabilities	135,299	110,317

Deferred tax liability	530	—

Long-term obligations	240,000	240,000

Total liabilities	375,829	350,317
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 56,249 and 53,828 shares outstanding, respectively	662	638
Additional paid-in capital	408,532	360,489
Deferred compensation	(5,153)	(1,149)
Treasury stock, at cost, 9,964 shares	(214,722)	(214,722)
Retained earnings	519,449	523,516
Accumulated other comprehensive income	(2,069)	(1,212)

Total stockholders’ equity	706,699	667,560

Total liabilities and stockholders’ equity	$1,082,528	$1,017,877

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.

Consolidated Statements of Income

	For the Years Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Revenue	$468,501	$394,604	$379,587
Cost of revenue (1)	179,490	138,382	148,054

Gross profit	289,011	256,222	231,533

Operating expenses:
Research and development (1)	109,525	111,134	96,697
Sales and marketing (1)	81,854	74,711	61,597
General and administrative (1)	34,007	27,264	21,690
Stock-based compensation expense	1,929	—	—
Restructuring charges	2,685	—	—
Real estate related charges	—	14,394	—
Amortization of identified intangibles	26,434	13,690	6,450
In-process research & development charge	45,300	1,000	13,220

Total operating expenses	301,734	242,193	199,654

(Loss) income from operations	(12,723)	14,029	31,879

Interest and other income, net:
Interest and other income	14,489	12,779	11,489
Interest expense	(5,010)	(5,632)	(2,886)
Gain on sale of product line	—	2,994	—
Litigation settlement income, net	—	58	2,408
Loss on equity investment	—	—	(1,562)

Total interest and other income, net	9,479	10,199	9,449

(Loss) income before income taxes	(3,244)	24,228	41,328
(Provision for) benefit from income taxes	(823)	13,791	(14,820)

Net (loss) income	$(4,067)	$38,019	$26,508

Net (loss) income per basic common share	$(0.07)	$0.71	$0.49

Shares used in basic per-share calculation	54,425	53,898	53,789
Net (loss) income per diluted common share	$(0.07)	$0.64	$0.47

Shares used in diluted per-share calculation	54,425	63,996	60,138

(1) Non-cash stock-based compensation expense as follows:

Cost of revenue (included in cost of revenue)	$54	$—	$—

Research and development (included in stock-based compensation expense)	467	—	—
Sales and marketing (included in stock-based compensation expense)	88	—	—
General and administrative (included in stock-based compensation expense)	1,374	—	—

	1,929	—	—

	$1,983	$—	$—

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Treasury Stock		Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(in thousands)	Shares	Amount			Shares	Amount
Balances as of December 31, 2002	59,046	$590	$272,456	—	(4,478)	$(99,959)	$1,991	$458,989	$634,067
Net income								26,508
Other comprehensive income (loss), net of tax:
Currency translation adjustment							1,417
Market valuation on short-term investments							(2,396)	—

Comprehensive income							(979)	26,508	25,529
Repurchase of common stock					(3,170)	(59,118)			(59,118)
Stock issued for acquisitions	202	2	5,575						5,577
Exercise of common stock options	2,425	24	36,581						36,605
Restricted stock grants	66	1	1,643	(1,597)					47
Stock issued pursuant to ESPP	305	3	3,980						3,983
Tax benefit related to stock plans	—	—	8,123	—	—	—	—	—	8,123

Balances as of December 31, 2003	62,044	620	328,358	(1,597)	(7,648)	(159,077)	1,012	485,497	654,813
Net income								38,019
Other comprehensive income (loss), net of tax:
Currency translation adjustment							392
Market valuation on short-term investments							(2,616)	—

Comprehensive income							(2,224)	38,019	35,795
Repurchase of common stock					(2,316)	(55,645)			(55,645)
Exercise of common stock options	1,385	14	21,951						21,965
Restricted stock grants cancelled	(5)	—	(126)						(126)
Amortization of deferred compensation				448					448
Stock issued pursuant to ESPP	368	4	5,036						5,040
Tax benefit related to stock plans	—	—	5,270	—	—	—	—	—	5,270

Balances as of December 31, 2004	63,792	638	360,489	(1,149)	(9,964)	(214,722)	(1,212)	523,516	667,560
Net loss								(4,067)
Other comprehensive income (loss), net of tax:
Currency translation adjustment							(1,000)
Market valuation on short-term investments							143	—

Comprehensive loss							(857)	(4,067)	(4,924)
Exercise of common stock options	1,698	17	29,434						29,451
Restricted stock grants	357	4	6,194	(6,198)					—
Amortization of deferred compensation				2,194					2,194
Stock issued pursuant to ESPP	366	3	5,266						5,269
Tax benefit related to stock plans	—	—	7,149	—	—	—	—	—	7,149

Balances as of December 31, 2005	66,213	$662	$408,532	$(5,153)	(9,964)	$(214,722)	$(2,069)	$519,449	$706,699

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(4,067)	$38,019	$26,508
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,610	23,524	17,162
Purchased in-process research & development	45,300	1,000	13,220
Deferred taxes	1,770	(13,442)	2,226
Provision for allowance for bad debts and sales-related allowances	6,890	1,288	96
Tax benefit from exercise of non-qualified stock options	7,149	5,270	8,123
Amortization of deferred compensation	2,194	448	—
Impairment of long-lived assets	—	—	306
Loss on equity investment	—	—	1,562
Provision for inventory obsolesence	1,954	308	2,040
Other	—	50	9
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(11,853)	12,197	(3,049)
Inventories	(3,610)	2,167	(5,132)
Receivables from sub-contract manufacturers	(72)	(439)	621
Other current assets	1,314	524	217
Accounts payable and accrued liabilities	(6,230)	(1,421)	(19,184)
Income taxes payable	(13,466)	(9,816)	1,387

Net cash provided by operating activities	62,883	59,677	46,112
Cash flows from investing activities:
Purchases of short-term investments	(525,809)	(225,576)	(1,143,532)
Proceeds from sales and maturities of short-term investments	741,709	264,951	974,653
Net purchases of restricted cash, cash equivalents and short-term investments	—	(472)	—
Transfers of investments between restricted and available-for-sale	—	34,119	(69,669)
Net purchases of restricted investments	—	(45,500)	—
Purchase of property and equipment	(6,299)	(6,563)	(5,052)
Proceeds from sales of property and equipment	672	4,266	176
Businesses acquired, net of cash received	(281,755)	(11,550)	(58,240)
Purchase of technology	(460)	—	—
Purchases of other assets	216	(1,481)	—

Net cash provided by (used for) investing activities	(71,726)	12,194	(301,664)
Cash flows from financing activities:
Repayment of long-term obligations	—	—	(42)
Proceeds from issuance of long-term debt, net	—	—	233,244
Proceeds from issuance of common stock	34,720	26,879	40,635
Purchases of treasury stock	—	(55,645)	(59,118)

Net cash provided by (used for) financing activities	34,720	(28,766)	214,719
Effect of foreign exchange changes on cash and cash equivalents	(160)	54	91

Increase (decrease) in cash and cash equivalents	25,717	43,159	(40,742)
Cash and cash equivalents at beginning of year	$156,322	$113,163	$153,905

Cash and cash equivalents at end of year	$182,039	$156,322	$113,163

See accompanying notes to consolidated financial statements.

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements

(In thousands, except for per share amounts)

Note 1: The Company and Its Significant Accounting Policies

The Company and Its Business

We are a world leader in digital controllers, superwide format printers and inks, and print management solutions. Our award-winning technologies offer integrated document management tools from creation to print, including high fidelity color Fiery print controllers that can output up to 2000 pages per minute; VUTEk superwide digital inkjet printers and UV and solvent inks capable of printing on flexible and rigid substrates; powerful print production workflow and management information software solutions for increased performance and cost efficiency; and an array of corporate printing solutions. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services and produce accurate digital output across the range of digital printing from office to high-end production to super-wide digital inkjet printing. We operate primarily in one industry and sell our products primarily to original equipment manufacturers, major distribution partners and directly to print shops in North America, Europe, Asia Pacific and Japan.

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of EFI and our subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

All amounts, except for per share amounts, are presented in thousands.

Reclassifications

Certain prior year balances have been reclassified for conformity with the current year presentation.

Use of Estimates

The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, purchase commitments, revenue recognition and contingencies on an on-going basis. The estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash, Cash Equivalents and Short-term Investments

We invest our excess cash in deposits with major banks; money market securities; and municipal, U.S. government and corporate debt securities. By policy, EFI invests primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded on the consolidated balance sheet.

EFI considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Typically, the cost of these investments has approximated fair value. Marketable investments with

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

a maturity greater than 3 months are classified as available-for-sale short-term investments. Available-for-sale securities are stated at fair market value with unrealized gains and losses reported as a separate component of stockholders’ equity, adjusted for deferred income taxes. Realized gains and losses on sales of investments are recognized upon sale of the investments using the specific identification method.

Allowance for Doubtful Accounts and Sales-related Allowances

We analyze accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of our allowance for doubtful accounts. In addition, we specifically reserve for any accounts receivable for which there are identified collection issues. Balances are charged off when we deem it probable the receivable will not be recovered. We also make provision for sales rebates and revenue adjustments based upon analysis of current sales programs and revenues.

Concentration of Risk

EFI is exposed to credit risk in the event of default by any of our customers to the extent of amounts recorded in the consolidated balance sheet. We perform ongoing evaluations of the collectibility of the accounts receivable balances for our customers and maintain allowances for estimated credit losses; actual losses have not historically been significant, but has risen over the past several years as our customer base has grown through acquisitions.

Our controller products, which constitute approximately 59% of our revenues, are sold to a limited number of OEMs. We expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues, although the significance of that revenue is expected to decline in future periods, as we broaden our customer base through acquisitions.

We are reliant on certain sole source suppliers for key components of our products. We conduct our business with our component suppliers solely on a purchase order basis. Any disruption in the supply of the key components would result in us being unable to manufacture our products.

Most of our current controller products include software that we must license from Adobe Systems Incorporated (“Adobe”). In order to obtain licenses from Adobe, Adobe requires that we obtain from it quality assurance approvals for our products that use Adobe software. Although to date we have successfully obtained such quality assurances from Adobe, we cannot be certain Adobe will grant us such approvals in the future. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to produce products that incorporate Adobe PostScript® software.

EFI subcontracts with other companies to manufacture our controller products. We rely on the ability of our sub-contractors to produce the products sold to our customers. A high concentration of EFI’s products is manufactured at one sub-contractor location. If the sub-contractor was to lose production capabilities at this facility, we would experience delays in delivering product to our customers. We do not maintain long-term agreements with our sub-contractors which could lead to an inability of such sub-contractor to fill our orders.

Inventories

Inventories are stated at standard cost, which approximates the lower of actual cost using a first-in, first-out method, or market. We periodically review our inventories for potential slow-moving or obsolete items and write

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

down specific items to net realizable value as appropriate. Work-in-process inventories consist of EFI’s product at various levels of assembly and include materials, labor and manufacturing overhead. Finished goods inventory represents completed products awaiting shipment.

Property and Equipment

Property and equipment is recorded at cost. Depreciation on assets is computed using the straight-line method over the estimated useful lives of the assets. The estimated life for desktop and laptop computers is 18 to 24 months, furniture has an estimated life of 5 to 7 years, software is amortized over 3 to 8 years and buildings have an estimated life of 40 years. All other assets are typically considered to have a 3- to 5-year life. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the lease term, if shorter. Land improvements, such as parking lots and sidewalks, are amortized using the straight-line method over the estimated useful lives of the improvements.

When assets are disposed, we remove the asset and accumulated depreciation from our records and recognize the related gain or loss in results of operations. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in operations.

Depreciation expense was $7,778, $8,192 and $9,908 for the years ended December 31, 2005, 2004 and 2003, respectively.

Repairs and maintenance expenditures which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred.

Internal Use Software

We follow the guidance in Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software development costs, including costs incurred to purchase third party software, are capitalized beginning when We have determined that certain factors are present, including among others, that technology exists to achieve the performance requirements. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of three years using the straight-line method.

Long-lived Assets, including Goodwill

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We measure the assets for impairment based upon the estimated future undiscounted cash flows from the asset.

Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) we have ceased amortizing goodwill. The provisions of SFAS 142 also require periodic testing of goodwill for impairment. The annual impairment test performed on the July 1, 2005 balances did not require us to recognize any impairment charge against goodwill.

Amortization of Purchased Intangible Assets

Intangible assets acquired to date are being amortized on a straight-line basis over periods ranging from 3 to 30 years. No changes have been made to the useful lives of amortizable identifiable intangible assets in 2005.

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

Aggregate amortization expense was $26,434, $13,690 and $6,450 for the years ended December 31, 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair market values due to the short maturities of these financial instruments. The fair market value of our convertible senior debentures issued in June 2003 was $265,200 and $229,500 at December 31, 2005 and 2004, respectively, based upon the quoted market price. The fair value of our available-for-sale securities is disclosed in Note 6 of the Notes to the Consolidated Financial Statements.

Warranty

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

Research and Development

We expense costs associated with the research and development of new software products as incurred until technological feasibility is established. Research and development costs include salaries and benefits of researchers, supplies and other expenses incurred with research and development efforts. To date we have not capitalized research and development costs associated with software development as products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time.

Revenue Recognition

We apply the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions, to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

We recognize revenue from the sale of controllers, printers, and ink when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to the customer’s common carrier. We assess whether the fee is fixed or determinable based on the terms of the contract or purchase order. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

For all sales, we use either a binding purchase order or signed contract as evidence of an arrangement. Sales through some of our OEMs are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Our arrangements do not generally include acceptance clauses.

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

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

Advertising

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $4,526 for 2005, $2,554 for 2004 and $3,308 for 2003.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenue. Total shipping and handling costs were $1,710 for 2005, $1,375 for 2004 and $1,169 for 2003.

Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Business Combinations

We apply the provisions of SFAS 141, Business Combinations, when accounting for our acquisitions. EFI allocates the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. We engage independent third-party appraisal firms to assist in determining the fair values of intangible assets acquired on all material acquisitions. All acquisitions are included in our financial statements from the date of acquisition.

Employee Stock-Based Compensation

In 1997, we adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted under this standard, we have elected to use the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for our stock options and other stock-based employee awards. Accordingly, no compensation cost related to stock options has been recorded in the income statement for stock-based compensation granted to employees.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“FAS 123R”), Share-Based Payment, revising SFAS 123, Accounting for Stock-Based Compensation (“FAS 123”) and superseding APB Opinion

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

No. 25, Accounting for Stock Issued to Employees (“APB 25”). This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided.

In April 2005, the staff of the Securities and Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 107 (SAB 107) to provide additional guidance regarding the application of FAS 123R. Based upon SEC rules issued in April 2005, FAS 123R is effective for the first quarter of fiscal years that begin after June 15, 2005. While we will utilize the Black-Scholes-Merton method to calculate the stock-based employee compensation under FAS 123R, we do not have an estimate of the full impact adoption will have on our consolidated financial statements, because we are unable to predict the number of stock options that will be granted in 2006 and we have not determined the actual variables that will be used in the calculations. We do anticipate that there will be a significant impact upon our consolidated financial statements.

Had compensation cost for options and restricted stock granted in 2005, 2004 and 2003 under our stock-compensation plans been determined based on the fair value at the grant dates as prescribed by SFAS 123, our net (loss) income and pro forma net (loss) income per share would have been as follows:

		Years ended December 31,
		2005	2004	2003
Net (loss) income, as reported	As reported	$(4,067)	$38,019	$26,508
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effect		1,691	322	30
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		(14,437)	(17,235)	(17,859)

Net (loss) income, pro forma	Pro forma	$(16,813)	$21,106	$8,679

After-tax equivalent of expense related to 1.50% senior convertible debentures		—	2,999	—

(Loss) Income for dilution calculation	Pro forma	$(16,813)	$24,105	$8,679

Net (loss) income per basic common share	As reported	$(0.07)	$0.71	$0.49

	Pro forma	$(0.31)	$0.39	$0.16

Net (loss) income per diluted common share	As reported	$(0.07)	$0.64	$0.47

	Pro forma	$(0.31)	$0.38	$0.16

See Note 13, “Employee Benefit Plans” for additional disclosures related to SFAS 123.

Foreign Currency Translation

The U.S. dollar is the functional currency for all of our foreign operations, except for our Germany subsidiary, which is considered to be euro functional and our Japanese subsidiary which is considered to be Japanese yen functional. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income. Where a currency other than the U.S. dollar is the functional currency, translation adjustments are recorded as a separate component of stockholders’ equity. Foreign currency translation and transaction gains and losses have not been significant in any period presented.

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

Computation of Net (Loss) Income per Common Share

Net (loss) income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from the potential conversion of our senior convertible 1.50% debentures. In addition, in computing the dilutive effect of the convertible securities, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with our convertible debt. Any potential shares that are anti-dilutive as defined in SFAS 128 are excluded from the effect of dilutive securities.

The following table presents a reconciliation of basic and diluted earnings per share for the three years ended December 31, 2005:

	Years ended December 31,
	2005	2004	2003
Basic net (loss) income per share:
Net (loss) income available to common shareholders	$(4,067)	$38,019	$26,508

Weighted average common shares outstanding	54,425	53,898	53,789
Basic net (loss) income per share	$(0.07)	$0.71	$0.49

Dilutive net (loss) income per share
Net (loss) income	$(4,067)	$38,019	$26,508
After-tax equivalent of expense related to 1.50% senior convertible debentures	—	2,999	1,724

(Loss) Income for purposes of computing diluted net income per share	$(4,067)	$41,018	$28,232

Weighted average common share outstanding	54,425	53,898	53,789

Dilutive stock options (1), (2)	—	1,014	1,050
Weighted average assumed conversion of 1.50% senior convertible debentures (1)	—	9,084	5,299

Weighted average common shares outstanding for purposes of computing diluted net income per share	54,425	63,996	60,138

Dilutive net (loss) income per share	$(0.07)	$0.64	$0.47

(1)	All stock options, unvested restricted shares outstanding and potential debt conversion shares are considered anti-dilutive for the year ended December 31, 2005 due to the net loss. The potential dilutive shares from stock options and unvested restricted shares outstanding were 915. The potential dilutive shares from assumed debt conversion would have been 9,084 and the related after-tax equivalent of expense would have been $2,999.
(2)	Anti-dilutive weighted shares of common stock of 3,323 and 4,313 as of December 31, 2004 and 2003, respectively, have been excluded from the effect of dilutive securities because the options’ exercise prices were greater than the average market price of the common shares for the years then ended.

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

Accounting for Derivative Instruments and Risk Management

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. We have two embedded derivatives related to the 1.50% Senior Convertible Debentures as of December 31, 2005, the fair value of which were insignificant. We had no other derivatives as of December 31, 2005.

Variable Interest Entities

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“FIN 46R”) requires that we consolidate any variable interest entities, or VIE, in which we are the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. We have evaluated and will continue to assess its synthetic lease arrangements and other entities that we have a relationship with that may be deemed a VIE.

Recent Accounting Pronouncements

SFAS 154

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

SFAS 123 (Revised 2004)

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

Based upon SEC rules issued in April 2005, FAS 123R is effective for the first quarter of fiscal years that begin after June 15, 2005. See Note 3 of these financial statements for a disclosure of the effect on net income

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

and earnings per share for the three and nine month periods ended September 30, 2005 and 2004 as if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation. While we will utilize the Black-Scholes-Merton method to calculate the stock-based employee compensation under FAS 123R, we do not have an estimate of the impact adoption will have on our consolidated financial statements, although we believe the impact will be significant.

Note 2: Supplemental Cash Flow Information

	Years Ended December 31,
	2005	2004	2003
Supplemental disclosures of cash flow information:
Cash paid for interest expense	$(3,612)	$(3,698)	$(1,777)

Cash (paid for) refunded from income taxes	$(4,876)	$(4,048)	$166

Acquisition related activities:

Cash paid for acquisitions	$(289,150)	$(11,811)	$(58,832)

Cash acquired in acquisitions	7,395	261	592

Net cash paid for acquisitions	$(281,755)	$(11,550)	$(58,240)

Common stock issued in connection with acquisitions	—	—	$(5,011)

Note 3: Acquisitions

2005 Acquisition

VUTEk, Inc.

In June 2005 we acquired VUTEk, Inc. (“VUTEk”), for approximately $289,150, less cash received of $7,395 for a net purchase price of $281,755. We acquired VUTEk to further our presence in the commercial print market, as well as to increase our recurring revenue streams. The sales of solvent and ultraviolet cured, or UV, inks are expected to provide the recurring revenue stream for VUTEk. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

Cash	$7,395
Other tangible assets	44,142
In-process research and development	45,300
Acquired technology	64,500
Customer relationships	36,400
Trademarks and trade names	38,500
Goodwill	116,839

353,076
Liabilities assumed	(33,398)
Deferred tax liability, net	(30,528)

$289,150

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

The preliminary purchase price allocation as reported in the interim periods ending June 30 and September 30, 2005 has been updated to reflect the final valuation reports and the final analysis of the acquired assets and assumed liabilities. The fair market values of accounts receivable and inventory were reduced $4,997 and $2,284, respectively, as compared to the September 30, 2005 reported amounts. Additional accruals of $2,359 and $10,093 were made for warranty and legal expenses, respectively. Finalization of the estimated future revenue streams allocated to various technologies resulted in increases in the in-process research and development charge of $7,100 and the basis for trademarks and trade names of $11,500 and customer relationships of $1,100 and a decrease to the basis of the acquired technology $1,000. The deferred tax liability increased $9,276 after accounting for the additional adjustments.

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives of four years for acquired technology, six years for customer relationships and 30 years for trademarks and trade names. Goodwill of $116,839 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired of which $26,097 will be deductible for tax purposes. Factors that contributed to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future VUTEk technology, support personnel to provide the maintenance services related to VUTEk products and a trained sales force capable of selling current and future VUTEk products, the opportunity to cross-sell VUTEk and EFI products to existing customers and the positive reputation that VUTEk has in the market.

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

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

Valuation Methodology

Intangible assets acquired consist of developed technology, patents, trademarks and trade names and customer relationships. The amount allocated to the purchased in-process research and development (“IPR&D”) was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value. Project completion schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. IPR&D was included in operating expenses as part of other acquisition-related charges. During the fourth quarter of 2005, our original estimate of IPR&D of $38,200 from the VUTEk acquisition as reported in the previous interim periods was adjusted to reflect $45,300 per the final valuation report. No other adjustments have been made to our original estimates of IPR&D.

	VUTEk	ADS
Discount rate for IPR&D	35%	27%
Percentage of completion for in-process projects acquired	10 – 40%	37 – 54%

Unaudited Pro forma Information

The pro forma information set forth below represents revenues, net income and earnings per share as if our 2005 and 2004 acquisitions were effective as of the beginning of the periods presented and includes certain pro forma adjustments, including the adjustment of amortization expense to reflect purchase price allocations, reduced interest income to reflect net cash used for the purchase and the related income tax effects of these adjustments. This pro forma information also excludes non-recurring charges including IPR&D that are directly attributable to the acquisition. All acquisitions are included in our financial statements from the date of acquisition.

The pro forma information is not intended to represent or be indicative of the consolidated results of operations of EFI that would have been reported had the acquisitions been completed as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations or financial condition of EFI.

	Year Ended December 31,
	2005	2004
Revenue	$526,492	$528,442

Net income	$42,110	$41,214

Net income per basic common share	$0.77	$0.76

Net income per diluted common share	$0.70	$0.69

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

Note 4: Balance Sheet Components

	December 31,
	2005	2004
Accounts receivable, net:
Accounts receivable	$72,232	$44,214
Less allowances	(4,306)	(3,086)

	$67,926	$41,128

Inventories, net of allowances:
Raw materials	$12,508	$3,475
Work in process	2,344	—
Finished goods	11,022	2,054

	$25,874	$5,529

Other current assets:
Deferred income taxes, current portion	$26,581	$16,666
Receivable from subcontract manufacturers	1,449	1,377
Other	4,237	4,114

	$32,267	$22,157

Property and equipment, net:
Land, building and improvements	$42,515	$37,018
Equipment and purchased software	44,155	42,767
Furniture and leasehold improvements	14,570	14,231

	101,240	94,016
Less accumulated depreciation and amortization	(51,640)	(49,692)

	$49,600	$44,324

Other assets:
Deferred income taxes, non-current portion	$—	$35,184
Debt issuance costs, net of amortization	3,344	4,726
Other	1,932	2,080

	$5,276	$41,990

Accrued and other liabilities:
Accrued compensation and benefits	$25,570	$18,089
Deferred revenue	23,620	16,113
Warranty provision	5,644	1,838
Accrued royalty payments	5,245	6,347
Other accrued liabilities	27,956	19,832

	$88,035	$62,219

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

Note 5: Goodwill and Other Intangible Assets

	Weighted Average Life at 12/31/05	December 31, 2005			December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$189,667	—	$189,667	$73,768	—	$73,768

Acquired technology	4.5 yrs	$102,647	$(34,583)	$68,064	$37,971	$(17,465)	$20,506
Patents, trademarks and trade names	24.5 yrs	49,176	(8,385)	40,791	10,708	(6,647)	4,061
Other intangible assets	5.9 yrs	57,007	(12,140)	44,867	20,965	(4,690)	16,275

Amortizable intangible assets	9.6 yrs	$208,830	$(55,108)	$153,722	$69,644	$(28,802)	$40,842

Acquired technology, patents, trademarks and trade names and other intangible assets are amortized over their estimated useful lives of 3 to 30 years using the straight-line method. Aggregate amortization expense was $26,434, $13,690 and $6,450 for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 future estimated amortization expense related to amortizable intangible assets is estimated to be:

2006	$36,132
2007	33,257
2008	27,678
2009	14,433
2010 and thereafter	42,221

As of December 31, 2005, we had goodwill of $189,667. No impairments have been recorded against the goodwill account since the adoption of SFAS 142 on January 1, 2002. A reconciliation of the activity in goodwill for 2004 and 2005 is presented below.

Beginning balance, January 1, 2004	$67,166
Additions	8,613	(1)
Impairments	—
Other	(2,011	)(2)

Ending balance, December 31, 2004	73,768
Additions	116,839	(3)
Impairments	—
Other	(940	)(4)

Ending balance, December 31, 2005	$189,667

(1)	The additions to goodwill consist of $8,613 for ADS Technology.
(2)	Included in “Other” are translation adjustments on the Best GmbH balance of $434, an adjustment to taxes payable related to the 2000 Splash acquisition of ($2,322), and adjustments to our 2003 acquisitions of ($123).
(3)	The additions to goodwill consist of $116,839 for VUTEk, Inc.
(4)	Included in “Other” are translation adjustments on the Best GmbH balance of ($647) and an adjustment to taxes payable related to prior acquisitions of ($293).

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

Note 6: Short-term Investments

Debt and marketable equity securities are classified as available-for-sale and are carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income,” net of tax. We review investments in debt and equity securities for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that investment’s carring amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that the gross unrealized losses on short-term investments at December 31, 2005 are temporary in nature because each investment meets our investment policy credit quality requirements and we have the ability and the intent to hold these investments until they recover their unrealized losses, which may be until maturity.

The following tables summarize our available-for-sale securities:

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$8,842	$—	$(59)	$8,783
U.S. Government Securities	65,999	1	(1,189)	64,811
Corporate Debt Securities	217,132	13	(3,162)	213,983

Total short-term investments	$291,973	$14	$(4,410)	$287,577

December 31, 2004
Municipal Securities	$28,509	$13	$(151)	$28,371
U.S. Government Securities	168,789	—	(1,121)	167,668
Corporate Debt Securities	310,574	27	(3,403)	307,198

Total short-term investments	$507,872	$40	$(4,675)	$503,237

The following table summarizes the contractual maturities of the available-for-sale investment securities as of December 31, 2005:

	Amortized Cost	Fair Value
Less than one year	$149,504	$147,962
Due in 1-2 years	113,588	111,077
Due in 2-3 years	28,881	28,538

Total short-term investments	$291,973	$287,577

The following table shows the gross unrealized losses and fair values of our investments in individual securities that have been in a continuous unrealized loss position, aggregated by investment category, at December 31, 2005 and 2004:

	Deemed to be Temporary For
	Less than 12 months		More than 12 months
December 31, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal Securities	$2,434	$(15)	$14,138	$(147)
U.S. Governmental Securities	6,332	(254)	54,879	(935)
Corporate Securities	10,071	(138)	183,648	(2,921)

Total	$18,837	$(407)	$252,665	$(4,003)

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

	Deemed to be Temporary For
	Less than 12 months		More than 12 months
December 31, 2004	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal Securities	$12,778	$(119)	$10,767	$(66)
U.S. Governmental Securities	94,119	(776)	87,623	(545)
Corporate Securities	221,191	(2,352)	71,307	(817)

Total	$328,088	$(3,247)	$169,697	$(1,428)

The following table shows the proceeds, gross realized gains and gross realized losses on available-for-sale securities:

	Proceeds	Gross Realized Gains	Gross Realized Losses
For the year ended December 31,:
2005	$741,709	$33	$794
2004	264,951	596	525
2003	974,653	1,143	288

Note 7: Long-Term Debt

On June 4, 2003 we sold $240,000 of our 1.50% convertible senior debentures due in 2023 (the “Debentures”) in a private placement. The resale of the Debentures and the underlying shares of common stock have been registered with the Securities and Exchange Commission under the Securities Act of 1933 pursuant to a registration statement that was declared effective in January 2004. The Debentures are unsecured senior obligations, paying interest semi-annually in arrears at an annual rate of 1.50%. Additional interest at a rate of 0.35% per annum will be paid if the average market price of the debentures for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equal 120% or more of the principal amount of the debentures, beginning in the sixth year after issuance. The Debentures are convertible before maturity into 9,084,192 shares of our common stock at a conversion price of approximately $26.42 per share of common stock but only upon the stock trading at or above $31.70 per share for 20 consecutive trading days during the last 30 consecutive trading days of the preceding fiscal quarter, or upon the occurrence of certain other specified events. We may redeem the Debentures at our option, on or after June 1, 2008 at a redemption price equal to par plus accrued interest, if any. In addition, holders of the Debentures may require us to repurchase all or some of the Debentures on June 1, 2008, 2013 and 2018 at a price equal to 100% of the principal amount plus accrued interest, including contingent interest, if any. We will pay the repurchase price for any debentures repurchased on June 1, 2008 in cash, but may choose to pay the repurchase price in cash, our common stock, or any combination thereof in 2013 and 2018. Additionally, a holder may require us to repurchase all or a portion of that holder’s debentures if a fundamental change, as defined in the indenture, occurs prior to June 1, 2008 at 100% of their principal amount, plus any accrued and unpaid interest, including contingent interest, if any. We may choose to pay the repurchase price in cash, our common stock, or any combination thereof.

	December 31, 2005	December 31, 2004
1.50% convertible debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$240,000

	$240,000	$240,000

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

Note 8: Other Comprehensive Income

The activity in other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2005	2004	2003
Net unrealized investment (losses)/gains:
Unrealized holding gains/(losses), net of tax (provision)/benefit of $(500) in 2005, $1,796 in 2004 and $2,062 in 2003	$737	$(2,694)	$(3,092)
Reclassification adjustment for losses included in net income, net of tax benefit/(provision) of $403 in 2005, $(53) in 2004 and $(481) in 2003	(594)	78	696

Net unrealized investment (losses)/gains	143	(2,616)	(2,396)
Translation adjustments	(1,000)	392	1,417
Other comprehensive (loss)/income	$(857)	$(2,224)	$(979)

The components of accumulated other comprehensive income were:

	December 31, 2005	December 31, 2004
Net unrealized investment (losses) /gains	$(2,563)	$(2,706)

Translation gains/(losses)	494	1,494

Accumulated other comprehensive (loss)income	$(2,069)	$(1,212)

Note 9: Commitments and Contingencies

Leases

Off-Balance Sheet Financing—Synthetic Lease Arrangement

We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provide a cost effective means of providing adequate office space for our corporate offices. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56,850 for the 303 Lease and $31,730 for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all of the covenants as of December 31, 2005. We are liable to the lessor for the financed amount of the buildings if we default on our covenants.

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no deficiency to the guaranteed value at December 31, 2005. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56,850 for the 303 Lease and $31,730 for the 301 Lease at December 31, 2005 for a total of $88,580) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.

We are treated as the owner of these buildings for federal income tax purposes.

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

As part of the September 2004 amended financing arrangement for the 301 Lease, we completed a valuation of the building located at 301 Velocity Way. Under the original financing agreement, we guaranteed the lessor upon termination of the original lease an 82% residual value in the building which cost $43,080 to construct. The valuation provided a value of approximately $31,730, and we recorded a one-time loss of $11,350 associated with the original lease. In addition, we took a non-cash charge of $852 for capitalized costs associated with the financial arrangement.

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

We also leases office facilities in various locations in the United States and overseas for periods ranging from two to five years, expiring between March 2003 and November 2009.

The following summarizes the future minimum lease payments under the non-cancelable operating leases:

Fiscal Year	(in thousands)
2006	$9,454
2007	8,735
2008	7,351
2009	6,574
2010	5,418
2011 through 2014	13,591

Total	$51,123

Lease obligation related to the principal corporate facility is estimated and is based on current market interest rates (LIBOR) and based on collateralized assumptions.

Rental expense amounted to approximately $6,206, $4,750 and $3,573 for the years ended December 31, 2005, 2004 and 2003, respectively.

Purchase Commitments

We sub-contract with other companies to manufacture our products. During the normal course of business the sub-contractors procure components based upon orders placed by us. If we cancel all or part of the order, we may still be liable to the sub-contractors for the cost of the components purchased by the sub-contractors for placement in our products. We periodically review the potential liability and the adequacy of the related allowance. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the sub-contract manufacturers for amounts in excess of the related allowance.

Guarantees and Product Warranties

Under Financial Accounting Standards Board Interpretation No 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we are required upon issuance of a guarantee to disclose and recognize a liability for the fair value of the obligation we assume under that guarantee.

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

Our products are generally accompanied by a 12-month warranty, which covers both parts and labor. We accrue for warranty costs as part of cost of sales based on associated material product costs and technical support labor costs. The warranty provision is based upon historical experience, by product, configuration and geographic region.

Changes in the warranty reserves for the years ended December 31, 2004 and 2005 were as follows:

Balance at December 31, 2003	$2,103
Provision for warranty during the year	1,742
Settlements	(2,007)

Balance at December 31, 2004	1,838
Warranty obligation assumed upon acquisition of VUTEk	3,867
Provision for warranty during the year	3,605
Settlements	(3,666)

Balance at December 31, 2005	$5,644

The lease agreements for our company headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. We have determined that the residual value guarantees have no material value as of December 31, 2005.

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

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.: On May 17, 2005, Leggett & Platt, Inc., or L&P, and its patent holding subsidiary brought a patent infringement action against

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

VUTEk, a company acquired by us in June 2005, in the United States District Court in the Eastern District of Missouri. We believe that the L&P infringement claims are demonstrably false, and we will vigorously seek summary adjudication of non-infringement against L&P’s claims. On June 29, 2005, we answered L&P’s complaint and counter-claimed, asking the court to find that L&P had no objective or subjective basis for bringing the action and that the asserted patent is invalid and not infringed. A Markman hearing has been scheduled in April 2006, with the case set for trial in March 2007.

Citiline Holdings, Inc. v. Printcafe Software, Inc., Marc Olin, Joseph Whang, Amos Michelson, et al.: On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., a our wholly owned subsidiary acquired in October 2003 and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. In June 2004, an amended complaint was filed in the action adding additional Printcafe directors as defendants. The parties have reached an agreement in principle to fully and finally resolve this litigation, subject to the Court’s approval of the proposed class action settlement. The parties executed a written Stipulation and Agreement of Compromise and Settlement in September 2005 and jointly moved for the Court’s preliminary approval of the settlement. On December 20, 2005, the Court preliminarily approved the proposed settlement, certified the settlement class and directed the issuance of notice. In accordance with class action procedures, the court also scheduled a final hearing in April 2006 to consider final approval of the settlement.

US Bureau of Industry and Security (BIS) Export Investigation

EFI recently learned that there is an open investigation by the US Bureau of Industry and Security (BIS) under the US Departments of Commerce relating to VUTEk’s compliance with the export regulations in connection with several export sales to Syria in 2004. The investigation was initiated in Jan 2005, prior to EFI’s acquisition of VUTEk in June 2005. At present, we believe that these matters will be resolved solely with administrative penalties and without a significant adverse effect to on our on-going business. However, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business with our sales outside the United States and Canada.

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

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

Note 10: Common Stock Repurchase Programs

In August 2004, our Board of Directors authorized $100,000 to be used to repurchase shares of its common stock. A total of 53 shares were repurchased under this program in 2004; no shares were repurchased in 2005. The $100,000 repurchase program was intended to partially offset the exercise of common stock options by employees and the distribution of common stock through the 2000 Employee Stock Purchase Plan.

None of the shares of common stock we have repurchased have been cancelled.

Note 11: Restructuring charges

We incurred restructuring costs of $2,685 during the first quarter of 2005. These costs related to employee severance related to a reduction in workforce in all of our operating categories and at all of our principal locations. As of December 31, 2005, we had charged approximately $2,671 against the restructuring accrual for employee severance costs for approximately 65 employees. We anticipate the remaining accrual balance for employee severance costs will be paid within the next six months.

Note 12: Income Taxes

The components of income from operations before income taxes are as follows:

	Years ended December 31,
	2005	2004	2003
U.S.	$(31,045)	$8,080	$21,648
Foreign	27,801	16,148	19,680

Total	(3,244)	24,228	41,328

The provision (benefit) for income taxes is summarized as follows:

	Years ended December 31,
	2005	2004	2003
Current:
U.S. Federal	$(1,624)	$(8,233)	$10,120
State	(723)	(1,454)	1,447
Foreign	1,400	1,224	1,490

Total current	(947)	(8,463)	13,057

Deferred:
U.S. Federal	3,059	(4,946)	3,536
State	(1,247)	241	(1,734)
Foreign	(42)	(623)	(39)

Total deferred	1,770	(5,328)	1,763

Total provision (benefit) for income taxes	$823	$(13,791)	$14,820

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2005	2004
Inventory reserves	$5,140	$2,394
Other reserves and accruals	13,698	8,516
Accrued compensation and benefits	3,877	3,155
Net operating loss carryforwards	39,271	32,227
Tax credit carryforwards	31,310	26,615
Deferred revenue	2,090	1,010
Other	4,287	2,855

Gross deferred tax assets	99,673	76,772

Depreciation	(1,591)	(2,300)
Amortization of Intangibles	(48,190)	(5,060)
Convertible Debt	(17,421)	(9,678)
State Taxes	(4,468)	(5,932)

Gross deferred tax liabilities	(71,670)	(22,970)

Deferred Tax Valuation Allowance	(1,952)	(1,952)

Total deferred tax assets, net	$26,051	$51,850

A reconciliation between the income tax provision computed at the federal statutory rate and the actual tax provision is as follows:

	Years ended December 31,
	2005		2004		2003
	$	%	$	%	$	%
Tax expense at federal statutory rate	(1,135)	35.0	8,480	35.0	14,465	35.0
State income taxes, net of federal benefit	(1,281)	39.5	(1,041)	(4.3)	(198)	(0.5)
Tax-exempt interest income	(40)	1.2	(348)	(1.4)	(1,772)	(4.3)
Research and development credits	(2,554)	78.7	(2,427)	(10.0)	(1,136)	(2.6)
Foreign tax rate differential	(6,803)	209.7	(495)	(2.0)	(1,022)	(2.5)
In-process technology and amortization of goodwill	15,855	(488.8)	350	1.4	4,200	10.2
Change in accounting for foreign earnings	2,998	(92.4)	(11,077)	(45.7)	—	0.0
Reduction in accrual for estimated potential tax assessments	(6,239)	192.3	(7,857)	(32.4)	—	0.0
Extra-territorial income exclusion	(311)	9.6	(134)	(0.6)	—	0.0
Non-deductible travel & entertainment	286	(8.8)	226	0.9	142	0.3
Non-deductible stock compensation charge	47	(1.4)	—	0.0	—	0.0
Other	—	0.0	532	2.2	141	0.3

	823	(25.4)	(13,791)	(56.9)	14,820	35.9

We have $101,512 and $32,340 of loss and credit carry-forwards at December 31, 2005. These losses and credits will expire between 2006 and 2025. A significant portion of these net operating loss and credit carry-forwards relate to recent acquisitions and utilization of these loss and credit carry-forwards will be subject to an annual limitation under the U.S. Internal Revenue Code. We also have a valuation allowance related to foreign tax credits resulting from the 2003 acquisition of Best. If these foreign tax credits are ultimately utilized, the resulting benefit would reduce goodwill rather than tax expense.

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

In 2005, the Internal Revenue Service (IRS) started an examination of our income tax returns for the years 2002, 2003, and 2004. We are also subject to ongoing audits by state and foreign tax authorities. We believe that adequate accruals for potential assessments have been made for all years.

In the second quarter of 2005, pursuant to the American Jobs Creation Act of 2004, we made the decision to repatriate earnings which had previously been permanently invested outside the United States. In the fourth quarter of 2005, we repatriated $70,000 of earnings to the US. The total tax charge associated with this repatriation was $3,515, of which $517 represents state income taxes, net of federal benefit. In addition, we reduced our tax contingency reserve in 2005 by $6,239 as a result of the filing of our prior years federal, state, and foreign tax returns and the closing of the statute of limitations in certain tax jurisdictions.

During the third quarter of 2004, we reached a settlement with the IRS for the federal income tax returns filed for the years 1999 through 2001. As a result of the settlement, the third quarter’s tax benefit in 2004 was increased by the reassessment of taxes resulting in a favorable adjustment of $18,934. This favorable adjustment was related to the profitability of foreign operations in 1999 through 2003 and foreign sales corporation and research and development credit benefits.

Note 13: Employee Benefit Plans

As of December 31, 2004, we have eleven stock-based compensation plans, ten stock incentive plans and one employee stock purchase plan. We apply APB 25 and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for stock-based compensation for options granted to employees under our plans. Stock-based compensation costs related to restricted stock granted under our plans have been recognized.

Stock Compensation Plans

We have ten stock incentive plans. The 2004 Equity Incentive Plan, the 1999 Equity Incentive Plan, and the Printcafe 2002 Stock Incentive Plan allow for awards of restricted stock as well as grants of options. Restricted stock awards are not transferable by the receipient until vesting has occurred, but carry full voting and dividend rights. The vesting of restricted stock is normally in four to six years, which can be accelerated to one to four years if certain performance criteria are met. Restricted stock has been granted to our employees who are vice-presidents and above and members of our board of directors.

All plans allow us to grant stock options. The exercise price of each option granted under any open plan equals the market price of our stock on the date of grant and with a term of 7 to 10 years. Options are granted throughout the year and generally vest ratably over two to four years. We have periodically made company-wide grants.

At December 31, 2005, approximately 1,773 shares were available for future grants to employees, directors or consultants. We do not grant any options under the closed plans, however all outstanding options under the closed plans continue to be governed by the terms and conditions of the existing option agreements for those grants.

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

Plan Name	Status	Origin	Shares Available for Distribution
2004 Equity Incentive Plan	Open	Original	1,352
1999 Equity Incentive Plan	Open	Original	284
Splash 1996 Stock Option Plan	Open	Assumed	67
Printcafe 2002 Stock Incentive Plan	Open	Assumed	14
Printcafe 2002 Key Executive Stock Incentive Plan	Open	Assumed	55
T/R Systems	Open	Assumed	1
1990 Stock Plan	Closed	Original	n/a
MGI 1985 Nonqualified Stock Option Plan	Closed	Assumed	n/a
Prograph 1999 Stock Incentive Plan	Closed	Assumed	n/a
Printcafe Inc. 2000 Stock Incentive Plan	Closed	Assumed	n/a

Total shares available, December 31, 2004			1,773

For purposes of pro forma reporting, we estimate the fair value of our options using the Black-Scholes option value model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Years Ended December 31,
Black Scholes Assumptions & Fair Value	2005	2004	2003
Expected Volatility	40.1% - 44.7%	46.1% - 56.9%	62.4% - 68.1%
Dividend Yield	0.0%	0.0%	0.0%
Risk Free Interest Rate	3.64 to 4.36%	2.25 to 3.40%	2.0 to 2.75%
Weighted Average Expected Option Term	2.8 - 3.34 years	3.6 - 3.75 years	3.4 - 4.0 years
Weighted Average Per Share Fair Value of Options Granted	$5.83	$12.08	$11.99

Stock issued under the ESPP are valued using the same assumptions as the stock grants, except that the term is reduced to 6 months.

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

A summary of the status of our stock option activity as of and for the years ended December 31, 2005, 2003 and 2002 is presented below:

	Years ended December 31,
	2005		2004		2003
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options outstanding, beginning of year	9,747	$24.81	11,487	$24.21	11,128	$21.25
Granted	3,140	17.32	344	24.09	3,269	20.48
Assumed thru acquisitions	—	—	—	—	140	189.96
Exercised	(1,709)	17.36	(1,384)	15.85	(2,425)	15.11
Forfeited	(1,061)	26.20	(700)	32.33	(625)	23.61

Options outstanding, end of year	10,117	$23.60	9,747	$24.81	11,487	$24.21

Options exercisable, end of year	6,154	$27.05	7,212	$26.20	6,693	$27.06

Options expired during year	268		123		199

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$10.61 to $ 16.17	2,195	5.48	$15.1668	791	$13.4182
$16.20 to $ 17.15	1,707	6.32	16.9357	829	17.1057
$17.70 to $ 19.45	2,264	5.16	19.0933	1,170	19.0754
$19.50 to $ 25.625	1,818	4.82	22.9361	1,343	22.9168
$25.63 to $ 47.25	1,832	3.28	35.2307	1,720	35.7756
$47.56 to $7,467.09	301	3.01	89.8717	301	89.8717

$10.61 to $7,467.09	10,117	4.96	$23.5951	6,154	$27.0489

Restricted Stock Grants

We have granted restricted stock to certain employees and to the members of the Board of Directors. The grant price of the restricted shares equals the estimated grant date fair value. The vesting periods range up to 48 months. The estimated fair value of the restricted stock was recorded in additional paid-in capital, with an off-setting amount recorded as deferred compensation in the stockholders’equity section of the balance sheet. As the stock vests, compensation expense is recorded in the income statement and the deferred compensation account is relieved. We awarded 363 shares in 2005 with a weighted average fair value of $17.42 per share, of which 6 shares were forfeited before year-end.

Approximately $2,069, $448 and $47 was recorded as compensation expense for the years ended December 31, 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

In 2001, We established an employee stock purchase plan which allows qualified employees (as defined) to purchase designated shares of our common stock at a price equal to 85% of the lower of the closing price on the first day of the two year offering period or the last day of the purchase period.

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

The Plan is qualified under Section 423 of the Internal Revenue Code. We initially authorized 400 shares for purchase under this plan, with an additional 0.5% of the common shares outstanding on the first day of each year being automatically added to the shares available for issue under this plan. As of December 31, 2005, there were 212 shares available for purchase under this plan. We issued 366 shares during 2005 at an average purchase price of $14.39, 368 shares during 2004 at an average purchase price of $13.68 and 305 shares during 2003 at an average purchase price of $13.04.

Employee 401(k) Plan

We sponsor a 401(k) Savings Plan (the “401(k) Plan”) to provide retirement and incidental benefits for our employees. Employees may contribute from 1% to 20% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. We currently match 50% of the employee contributions, up to a maximum of the first 4% of the employee’s compensation contributed to the plan, subject to IRS limitations. Our match is annually determined by the Board of Directors. All matching contributions vest over four years starting with the hire date of the individual employee. Our matching contributions to the Plan totaled $1,576 in 2005, $1,653 in 2004 and $952 in 2003. The employee and our contributions are cash contributions invested in mutual funds managed by an independent fund manager, or in self-directed retirement plans. The fund manager or the employee may invest in our common stock at their discretion.

Note 14: Information Concerning Business Segments and Major Customers

Information about Products and Services

We operate in a single industry segment, technology for high-quality printing in short production runs. In accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information, our operating decision-makers have been identified as our executive officers, who review the operating results to make decisions about allocating resources and assessing performance for the entire Company. We do not have separate operating segments for which discrete financial statements are prepared. Our management makes operating decisions and assesses performance primarily based on the marketplace acceptace of our products, which is typically measured by revenues.

The following is a breakdown of revenues by product category for the years ended December 31, 2005, 2004 and 2003:

	Years ended December 31,
	2005	2004	2003
Controllers	$274,015	$292,833	$318,884
Inkjet Products	86,913	—	—
Professional Printing Applications	71,375	68,484	21,782
Miscellaneous	36,198	33,287	38,921

Total Revenue	$468,501	$394,604	$379,587

Information about Geographic Areas

Our sales originate in the United States, The Netherlands, Germany and Japan. Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as accurate data is difficult to obtain.

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

The following is a breakdown of revenues by sales origin for the years ended December 31, 2005, 2004 and 2003, respectively:

	Years ended December 31,
	2005	2004	2003
United States	$332,895	$258,873	$231,389
The Netherlands	127,595	126,861	140,372
Germany	7,506	8,781	7,368
Japan	505	89	458

Total Revenue	$468,501	$394,604	$379,587

The following table presents our long-lived assets in Europe as of December 31, 2005 and 2004.

	December 31,
	2005	2004
Goodwill	$6,235	$6,882
Intangible Assets, net	3,253	4,541
	$9,488	$11,423

Information about Major Customers

For the past three years we have had three major customers, Canon, Konica Minolta and Xerox, each with total revenues greater than 10%. These customers, in order of magnitude, accounted for approximately 22%, 15% and 11% of revenue in 2005, approximately 22%, 21% and 17% of revenue in 2004 and approximately 28%, 25% and 19% of revenue in 2003. These same three customers, each with accounts receivable balances greater than 10% of our total accounts receivable balance, in aggregate accounted for approximately 39% and 49% of the accounts receivable balance as of December 31, 2005 and 2004, respectively.

Note 15: Related Party Transactions

In February 2005 we signed an engagement letter with the investment banking firm CE Unterberg, Towbin (“CEUT”), under which they would provide acquisition-related services to the Company. The Chairman of CEUT is a member of our Board of Directors. We have paid CEUT $1,984 for their services related to the acquisition of VUTEk, which closed in June 2005.

Electronics for Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except for per share amounts)

Note 16: Unaudited Quarterly Consolidated Financial Information

The following table presents our operating results for each of the eight quarters in the two-year period ended December 31, 2005. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing in this Annual Report. These operating results are not necessarily indicative of the results for any future period.

2005:	Q1	Q2	Q3	Q4
Revenue	$82,003	$99,036	$142,102	$145,360
Gross profit	53,209	61,745	86,688	87,369
(Loss) income from operations	(3,362)	(35,883)	15,579	10,943
Net (loss) income	(658)	(33,277)	18,498	11,370
Net (loss) income for dilution calculation (1)	(658)	(33,277)	19,248	12,120
Net (loss) income per basic common share	$(0.01)	$(0.61)	$0.34	$0.21
Net (loss) income per diluted common share (1)	$(0.01)	$(0.61)	$0.30	$0.18
In-process research and development charges	—	(38,200)	—	(7,100)
Reduction in workforce	(2,685)	—	—	—

2004:	Q1	Q2	Q3	Q4
Revenue	$106,682	$109,107	$97,586	$81,229
Gross profit	68,562	71,050	63,597	53,013
Income (loss) from operations	11,341	13,026	(7,972)	(2,366)
Net income	11,009	10,138	16,059	813
Net income for dilution calculation (1)	11,759	10,888	16,809	813
Net income per basic common share	$0.20	$0.19	$0.30	$0.02
Net income per diluted common share (1)	$0.18	$0.17	$0.27	$0.02
In-process research and development charges	(1,000)	—	—	—
Gain on sale of assets	2,994	—	—	—
Real estate related charges	—	—	(14,394)	—
Benefit from settlement of IRS audit	—	—	18,935	—

(1)	The quarterly information for 2005 and 2004 reflect the dilutive effect of the 9,084 shares of common stock related to the 1.50% senior convertible debentures. Net income for dilution was calculated by adding back the after-tax effect of interest and other debt-related expense for each period. In the first and second quarter of 2005 and the fourth quarter of 2004 the shares were anti-dilutive, and were excluded from the calculation.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2005.

We have excluded VUTEk from our assessment of internal control over financial reporting as December 31, 2005 because it was acquired by the Company in a purchase business combination during fiscal year 2005. VUTEK is a wholly-owned subsidiary whose total assets and total revenue represent 24.6% and 18.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 41 and 42 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A. Other Information

On September 19, 2005, we entered into an OEM Distribution and License Agreement with Adobe Systems Incorporated and Adobe Systems Software Ireland Limited, as amended by Amendment No. 1 to OEM Distribution and License Agreement with such parties dated September 19, 2005. The agreement is effective for a five-year term beginning October 1, 2005, with one-year renewal terms thereafter, and may be earlier terminated by either party upon material breach by the other party and in other limited circumstances. Pursuant to such agreement, Adobe has granted us non-exclusive, non-transferable licenses to use Adobe PostScript(R) interpreter software, certain font programs and other software and related Adobe trademarks in our products. We are obligated to pay royalties and other fees to Adobe in exchange for such licenses. Each party to the agreement has agreed to indemnify the other for losses arising out of intellectual property infringement by the other party’s products, subject to various conditions and limitations.

We have used Adobe software in most of our products pursuant to a prior license agreement with Adobe and expect to continue to use Adobe software in many of our products in the foreseeable future. Please see Item 1A “Risk Factors—We license software used in most of our products from Adobe Systems Incorporated and the loss of this license would prevent us from shipping these products.”

A copy of the agreement is filed with this annual report on Form 10-K. We have requested confidential treatment of portions of the agreement.

PART III

Item 10: Directors and Executive Officers of the Registrant

Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”). Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2006 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement. Information regarding the audit committee of our board of directors and information regarding an audit committee financial expert is incorporated by reference from information contained under the caption “Committees of the Board of Directors” in our 2006 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Committees of the Board of Directors” in our 2006 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our board of is incorporated by reference from information contained under the caption “Committees of the Board of Directors” in our 2006 Proxy Statement.

Item 11: Executive Compensation

The information required by this item is incorporated by reference from the information contained under the caption “Executive Compensation” in our 2006 Proxy Statement.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth below, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2006 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005 concerning securities that are authorized under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by stockholders	10,109,709	$22.71	1,772,966
Equity compensation plans not approved by stockholders	—	—	—

TOTAL	10,109,709	$22.71	1,772,966

This table does not include options outstanding as of December 31, 2005, representing 6,959 shares with an average exercise price of $1,316.46 per share, that were assumed in connection with business combinations where additional grants cannot be made.

Item 13: Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information contained under the caption “Related Transactions” in our 2006 Proxy Statement.

Item 14: Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2006 Proxy Statement.

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 10-K.

(a) Documents Filed as Part of this Report

(1) Index to Financial Statements

The Financial Statements required by this item are submitted in Item 8 of this report as follows:

(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto in Item 8 of this report.)

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (6)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (7)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (4)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (15)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (18)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws as amended (1)

4.2	Specimen Common Stock certificate of the Company (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023 (8)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (8)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated (8)

Exhibit No.	Description
10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (5)

10.2	1990 Stock Plan of the Company (1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (17)

10.4	The 1999 Equity Incentive Plan as amended (3)

10.5	2000 Employee Stock Purchase Plan as amended (3)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (13)

10.8	Prographics, Inc. 1999 Stock Option Plan (10)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan (10)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (10)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (10)

10.12	T/R Systems, Inc. 1999 Stock Option Plan (11)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (12)

10.14	Form of option grant agreement

10.15	Form of restricted stock award agreement

10.16	Form of Indemnification Agreement (1)

10.17	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company (9)

10.18	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company (9)

10.19	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company (9)

10.20	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (14)

10.21	Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004, among the Company, Société Générale Financial Corporation and Société Générale (16)

10.22+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has received confidential treatment with respect to portions of these documents.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.
(7)	Filed as exhibit (d) (5) to the Company’s TO/A Number 3 on October 20, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 000-18805) and incorporated herein by reference.
(10)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(11)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(15)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Form 8-K filed on October 6, 2004 (File No. 000-18805 and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.

(b) List of Exhibits

See Item 15 (a).

(c) Consolidated Financial Statement Schedule II for the years ended December 31, 2005, 2004 and 2003, respectively.

ELECTRONICS FOR IMAGING, INC.

Schedule II

Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to revenue and expenses	Charged to/ from other accounts		Deductions	Balance at end of period
	(in thousands)
Year Ended December 31, 2005
Allowance for doubtful accounts and sales-related allowances	$3,086	$6,890	$43	(1)	$(5,713)	$4,306

Year Ended December 31, 2004
Allowance for doubtful accounts and sales-related allowances	$3,794	$1,319	$(1,145	)(2)	$(882)	$3,086

Year Ended December 31, 2003
Allowance for doubtful accounts and sales-related allowances	$1,238	$580	$2,237	(3)	$(261)	$3,794

(1)	Sales-related allowance—$43
(2)	Adjustment to acquired bad debt allowances: T/R Systems—$(175), Printcafe Software, Inc.—$(1,070); sales-related allowance—$100
(3)	Bad debt allowance received through acquisition of Best GmbH—$30, Printcafe Software, Inc.—$1,713 and T/R Systems, Inc—$394, and sales-related allowance—$100.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

March 16, 2006	By:	/s/ GUY GECHT
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

Signature	Title	Date

/s/ GUY GECHT	Chief Executive Officer, Director	March 16, 2006
Guy Gecht

/s/ FRED ROSENZWEIG	President, Director	March 16, 2006
Fred Rosenzweig

/s/ JOSEPH CUTTS	Chief Financial Officer, Chief Operating Officer and Corporate Secretary	March 16, 2006
Joseph Cutts

/s/ GILL COGAN	Director	March 16, 2006
Gill Cogan

/s/ JEAN-LOUIS GASSÉE	Director	March 16, 2006
Jean-Louis Gassée

/s/ DAN MAYDAN	Director	March 16, 2006
Dan Maydan

/s/ THOMAS UNTERBERG	Director	March 16, 2006
Thomas Unterberg

/s/ JAMES S. GREENE	Director	March 16, 2006
James S. Greene

/s/ CHRIS PAISLEY	Director	March 16, 2006
Chris Paisley

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (6)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (7)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (4)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (15)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (18)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws as amended (1)

4.2	Specimen Common Stock certificate of the Company (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023 (8)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (8)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (5)

10.2	1990 Stock Plan of the Company (1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (17)

10.4	The 1999 Equity Incentive Plan as amended (3)

10.5	2000 Employee Stock Purchase Plan as amended (3)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (13)

10.8	Prographics, Inc. 1999 Stock Option Plan (10)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan (10)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (10)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (10)

10.12	T/R Systems, Inc. 1999 Stock Option Plan (11)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (12)

10.14	Form of option grant agreement

10.15	Form of restricted stock award agreement

10.16	Form of Indemnification Agreement (1)

10.17	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company (9)

10.18	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company (9)

10.19	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company (9)

Exhibit No.	Description

10.20	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (14)

10.21	Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004, among the Company, Société Générale Financial Corporation and Société Générale (16)

10.22+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.2	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has received confidential treatment with respect to portions of these documents.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.
(7)	Filed as exhibit (d) (5) to the Company’s TO/A Number 3 on October 20, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 000-18805) and incorporated herein by reference.
(10)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(11)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.

(15)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Form 8-K filed on October 6, 2004 (File No. 000-18805 and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.