Form 10-Q
period 2006-03-31
ELECTRONICS FOR IMAGING INC
filed 2006-05-10
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of April 30, 2006 was 57,909,234.

ELECTRONICS FOR IMAGING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Electronics for Imaging, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	March 31, 2006	December 31, 2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$219,159	$182,039
Short-term investments	272,305	287,577
Accounts receivable, net	78,795	67,926
Inventories	25,382	25,874
Other current assets	34,632	32,267

Total current assets	630,273	595,683

Property and equipment, net	49,917	49,600
Restricted investments	88,580	88,580
Goodwill	189,980	189,667
Intangible assets, net	144,715	153,722
Other assets	4,911	5,276

Total assets	$1,108,376	$1,082,528

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$31,018	$30,937
Accrued and other liabilities	80,935	88,035
Income taxes payable	5,838	16,327

Total current liabilities	117,791	135,299

Deferred tax liability	7,897	530
Long-term obligations	240,000	240,000

Total liabilities	365,688	375,829

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 57,674 and 56,249 shares outstanding, respectively	679	662
Additional paid-in capital	450,802	408,532
Deferred compensation	(17,092)	(5,153)
Treasury stock, at cost, 10,237 and 9,964 shares, respectively	(221,845)	(214,722)
Retained earnings	531,704	519,449
Accumulated other comprehensive loss	(1,560)	(2,069)

Total stockholders’ equity	742,688	706,699

Total liabilities and stockholders’ equity	$1,108,376	$1,082,528

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2006	2005
Revenue	$134,265	$82,003
Cost of revenue(1)	53,124	28,794

Gross profit	81,141	53,209
Operating expenses:
Research and development(1)	31,560	26,379
Sales and marketing(1)	23,110	16,838
General and administrative(1)	6,274	7,493
Restructuring charges	—	2,685
Amortization of identified intangibles	9,064	3,176

Total operating expenses	70,008	56,571

Income (loss) from operations	11,133	(3,362)
Interest and other income, net:
Interest and other income	4,905	3,774
Interest expense	(1,251)	(1,255)

Total interest and other income, net	3,654	2,519

Income (loss) before income taxes	14,787	(843)
(Provision for) benefit from income taxes	(2,531)	185

Net income (loss)	$12,256	$(658)

Net income (loss) per basic common share	$0.22	$(0.01)

Shares used in basic per-share calculation	56,293	53,945
Net income (loss) per diluted common share (Note 6)	$0.19	$(0.01)

Shares used in diluted per-share calculation (Note 6)	67,628	53,945
____________ (1) Non-cash stock-based compensation expense as follows:

Cost of revenue	$293	$—

Research and development	1,641	—
Sales and marketing	559	—
General and administrative	1,390	—

Total operating stock-based compensation expense	3,590	—

Total non-cash stock-based compensation expense	$3,883	$—

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income (loss)	$12,256	$(658)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,193	5,307
Deferred taxes	7,743	42
Provision for allowance for bad debts and sales-related allowances	3,007	265
Excess tax benefit from exercise of non-qualified stock options	(4,397)	—
Stock-based compensation expense	3,883	429
Provision for inventory obsolescence	700	—
Other	—	76
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(11,467)	(1,272)
Inventories	(200)	(491)
Receivables from sub-contract manufacturers	(257)	512
Other current assets	(2,635)	(566)
Accounts payable and accrued liabilities	(9,357)	(6,965)
Income taxes payable	(6,091)	449

Net cash provided by (used in) operating activities	4,378	(2,872)
Cash flows from investing activities:
Sales and maturities of short-term investments	15,793	61,307
Purchase of property and equipment, net	(2,037)	(1,645)
Purchase of other assets, net	(243)	(15)

Net cash provided by investing activities	13,513	59,647
Cash flows from financing activities:
Proceeds from issuance of common stock	22,068	3,584
Tax benefit from exercise of non-qualified stock options	4,397	—
Purchases of treasury stock	(7,123)	—

Net cash provided by financing activities	19,342	3,584
Effect of foreign exchange changes on cash and cash equivalents	(113)	15

Increase in cash and cash equivalents	37,120	60,374
Cash and cash equivalents at beginning of period	$182,039	$156,322

Cash and cash equivalents at end of year	$219,159	$216,696

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (“EFI”, “we”, “our”, “us”), as of and for the interim period ended March 31, 2006, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2005 contained in our Annual Report on Form 10-K for such period. The December 31, 2005 Condensed Consolidated Balance Sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, our unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position and the results of our operations and cash flows, in accordance with accounting principles generally accepted in the United States of America. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto. Certain prior year balances have been reclassified to conform to the current year presentation.

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

Our interim results are subject to fluctuation. As a result, we believe our results of operations for the interim period ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

2. Accounting for Derivative Instruments and Hedging

FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. We had two embedded derivatives related to the 1.50% Senior Convertible Debentures as of March 31, 2006, the fair values of which were insignificant. We had no other derivatives as of March 31, 2006.

3. Stock-based Employee Compensation

Prior to January 1, 2006, we accounted for stock option plans using the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, (“SFAS 123”) under which no compensation expense was recognized for stock option grants. Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that would be recorded under the fair value based method described in the following paragraphs. Accordingly, share-based compensation related to our stock options was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to 2006.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: a) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, our earnings before income taxes and net earnings for the three months ended March 31, 2006 were $2,899 and $1,739 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.25 and $0.22, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.22 and $0.19, respectively.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $4,397 excess tax benefit classified as a financing cash inflow for the three month period ended March 31, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).

We have ten stock incentive plans. The 2004 Equity Incentive Plan, the 1999 Equity Incentive Plan, and the Printcafe 2002 Stock Incentive Plan allow for awards of restricted stock and restricted stock units as well as grants of options. Restricted stock awards are not transferable by the recipient until vesting has occurred, but carry full voting and dividend rights. The vesting of restricted stock is normally over four to six years, which can be accelerated to one to four years if certain performance criteria are met.

All of our stock incentive plans allow us to grant stock options. The exercise price of each option granted under any open plan equals the market price of our stock on the date of grant and has a term of 7 to 10 years. Options are granted throughout the year and generally vest ratably over two to four years. We have periodically made company-wide grants. At March 31, 2006, approximately 658 shares were available for future grants to employees, directors or consultants. We do not grant any options under the closed plans, however all outstanding options under the closed plans continue to be governed by the terms and conditions of the existing option agreements for those grants.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. We utilize the “simplified” method described in SEC Staff Accounting Bulletin No. 107 to determine the expected term of our options. This has resulted in a longer expected term than the terms calculated under SFAS 123 for pro forma purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $26.95 and $16.19, respectively. The weighted average assumptions for the periods indicated are noted in the following table.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

Black-Scholes-Merton Assumptions & Fair Value	For the Three Months ended March 31, 2006	For the Three Months ended March 31, 2005
Expected Volatility	41.8%	44.96%
Dividend Yield	0.0%	0.0%
Risk Free Interest Rate	4.81%	4.00%
Weighted Average Expected Option Term	4.625 years	3.34 years
Weighted Average Per Share Fair Value of Options Granted	$11.13	$5.86

The following is a summary of stock option transactions during the three months ended March 31, 2006 and for the year ended December 31, 2005 (in thousands, except weighted average exercise prices):

	Three months ended March 31, 2006		Year ended December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	10,117	$23.60	9,747	$24.81
Granted	460	26.95	3,140	17.32
Exercised	(1,134)	18.64	(1,709)	17.36
Forfeited	(94)	23.60	(1,061)	26.20

Options outstanding, end of period	9,349	$24.36	10,117	$23.60

Options exercisable, end of period	5,915	$27.17	6,154	$27.05

Options expired during period	17		268

The total intrinsic value of options exercised during the first three months of 2006 was $21,134. The following summarizes additional information concerning outstanding options at March 31, 2006 (in thousands, except share prices and life):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.61 to $16.17	1,864	5.26	$15.25	$23,717	912	$14.31	$12,458
$16.20 to $17.50	1,653	6.07	17.00	18,134	1,007	17.13	10,916
$17.52 to $19.45	1,764	4.83	19.26	15,366	867	19.40	7,427
$19.50 to $26.59	1,682	4.69	23.23	7,974	1,244	23.26	5,853
$26.63 to $36.1875	1,683	4.17	31.59	524	1,182	33.52	45
$36.31 to $7,467.09	703	2.24	64.03	—	703	64.03	—

$10.61 to $7,467.09	9,349	4.80	$24.36	$65,715	5,915	$27.17	$36,699

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $27.97 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 5,915.The weighted average remaining contractual term of exercisable stock options is 4.19 years as of March 31, 2006. As of March 31, 2005, 7,415 outstanding options were exercisable, and the weighted average exercise price was $26.09.

At March 31, 2006, the options vested and expected to vest totaled 8,730 and had an expected weighted average exercise price of $24.67. The aggregate intrinsic value as of March 31, 2006 for the options vested and expected to vest was $60,763 and had a weighted average remaining contractual term of 4.33 years.

The total income tax benefit recognized in results of operations for share-based compensation arrangements was $4,397 and $218 for the first three months of 2006 and 2005, respectively. As of March 31, 2006, there was approximately $16,803 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 4.8 years.

Cash received from option exercises was $19,131 and $519 during the first three months of 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5,426 and $218 for the first three months of 2006 and 2005, respectively.

Restricted stock awards during the three months ended March 31, 2006 are summarized below (in thousands, except share prices):

	Three months ended March 31, 2006
	Shares	Weighted Average Grant Price
Balance, Beginning of Period	383	$17.2382
Granted	475	26.6571
Released	(118)	16.9744
Forfeited	(3)	16.0000

Balance, End of Period	737	$23.0777

The weighted average remaining recognition period for the restricted stock awards outstanding at March 31, 2006 was 2.03 years.

Restricted stock units granted during the three months ending March 31, 2006 (in thousands, except share prices):

Shares
Balance, Beginning of Period	—
Granted	256
Released	—
Forfeited	—

Balance, End of Period	256

Restricted stock units typically vest over 4 years with no purchase price required from the recipient. The aggregate intrinsic value at March 31, 2006 for the units outstanding at that date was $7,153, and the weighted average remaining recognition period was 2.44 years.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

Employee Stock Purchase Plan

In 2001, we established an employee stock purchase plan (“ESPP”) which allows qualified employees (as defined) to purchase designated shares of our common stock at a price equal to 85% of the lower of the closing price on the first day of the two year offering period or the last day of the purchase period. The Plan is qualified under Section 423 of the Internal Revenue Code. We initially authorized 400 shares for purchase under this plan, with an additional 0.5% of the common shares outstanding on the first day of each year being automatically added to the shares available for issue under this plan. As of March 31, 2006 there were 294 shares available for purchase under this plan. We issued 200 shares during the first quarter of 2006 at an average purchase price of $14.70 and 188 shares during the first quarter of 2005 at an average purchase price of $14.45.

The following table provides pro forma net earnings and earnings per share had we applied the fair value method of SFAS 123 for the three months ended March 31, 2005 for all employee stock-based compensation:

		Three Months Ended March 31, 2005
Net loss	As reported	$(658)
Add: Stock-based employee compensation expenses for restricted grants included in reported net income, net of related tax effect		165
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		(2,984)

Net loss	Pro forma	$(3,477)

Loss per basic common share	As reported	$(0.01)
	Pro forma	$(0.06)

Loss per diluted common share	As reported	$(0.01)
	Pro forma	$(0.06)

4. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), market valuation adjustments and currency translation adjustments, consists of the following:

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$12,256	$(658)
Change in market valuation of investments, net of tax	335	(1,099)
Change in currency translation adjustment	173	300

Comprehensive income (loss)	$12,764	$(1,457)

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

The components of accumulated other comprehensive income were:

	March 31, 2006	December 31, 2005
Net unrealized investment losses	$(2,228)	$(2,563)
Translation gains	668	494

Accumulated other comprehensive loss	$(1,560)	$(2,069)

5. Restructuring charges

We incurred restructuring costs of $2,685 during the first quarter of 2005. These costs related to employee severance related to a reduction in workforce in all of our operating categories and at all of our principal locations. As of March 31, 2006, we had charged $2,671 against the restructuring accrual for employee severance costs for approximately 65 employees.

6. Earnings (Loss) Per Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from the unvested shares of restricted stock using the treasury stock method and from the assumed conversion of our 1.50% Senior Convertible Debentures (the “Debentures”). In addition, in computing the dilutive effect of the convertible securities, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with the Debentures. Any potential shares that are anti-dilutive as defined in SFAS 128, Earnings per Share, are excluded from the effect of dilutive securities.

We filed an 8-K on April 20, 2006 which contained a press release dated that same date. The press release reported our earnings per weighted average dilutive share as $12,537. We stated in the press release that our financial results as filed on Form 10-Q may differ from the results included in our earning press releases due to the complexity in accounting rules. We were still analyzing the stock-based compensation expense related to the adoption of SFAS 123(R) and after completing our analysis of the stock-based compensation expense, we determined that we needed to record an additional $281 in expense, net of taxes.

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Basic net income (loss) per share:
Net income (loss) available to common shareholders	$12,256	$(658)

Weighted average common shares outstanding	56,293	53,945
Basic net income (loss) per share	$0.22	$(0.01)

Dilutive net income (loss) per share
Net income (loss)	$12,256	$(658)
After-tax equivalent of expense related to 1.50% senior convertible debentures	750	—

Income (loss) for purposes of computing diluted net income (loss) per share	$13,006	$(658)

Weighted average common shares outstanding	56,293	53,945

Dilutive stock options and awards (1), (2)	2,251	—

Weighted average assumed conversion of 1.50% senior convertible debentures (1)	9,084	—

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	67,628	53,945

Dilutive net income (loss) per share	$0.19	$(0.01)

(1)	All stock options, unvested restricted shares outstanding and potential debt conversion shares are considered anti-dilutive for the three months ended March 31, 2005 as there was a net loss for the period.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

(2)	The following weighted shares of common stock options have been excluded from the effect of dilutive securities because the options’ exercise prices were greater than the average market price of the common shares for the periods then ended:

	Three months ended March 31,
	2006	2005
Anti-dilutive common stock options	2,012	4,577

7. Acquisitions

2005 Acquisition

VUTEk, Inc.

In June 2005 we acquired VUTEk, Inc. (“VUTEk”), for approximately $289,150, less cash received of $7,395 for a net purchase price of $281,755. We acquired VUTEk to further our presence in the commercial print market, as well as to increase our recurring revenue streams. The sales of solvent and ultraviolet cured, or UV, inks are expected to provide the recurring revenue stream. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

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

Valuation Methodology

Intangible assets acquired consist of developed technology, patents, trademarks and trade names and customer relationships. The amount allocated to the purchased in-process research and development (“IPR&D”) was determined using established valuation techniques and was expensed upon acquisition because technological

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

feasibility had not been established and no future alternative uses existed. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value using a 35% rate. The percentage of completion for in-process projects acquired ranged from 10% to 40%. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. IPR&D was included in operating expenses as part of other acquisition-related charges. There have been no significant changes to management’s original estimates.

Pro forma Information

The pro forma information set forth below represents our revenues, net income and earnings per share and our 2005 acquisition of VUTEk as if the acquisition was effective as of the beginning of the periods presented and includes certain pro forma adjustments, including the adjustment of amortization expense to reflect purchase price allocations, interest income to reflect net cash used for the purchase and the related income tax effects of these adjustments. This pro forma information also excludes non-recurring charges including IPR&D that are directly attributable to the acquisition. All acquisitions are included in our financial statements from the date of acquisition.

The pro forma information is not intended to represent or be indicative of the consolidated results of operations of EFI that would have been reported had the acquisitions been completed as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations or financial condition of EFI.

Three Months Ended March 31, 2005
Revenue	$118,289

Net loss	$(256)

Net loss per basic common share	$(0.00)

Net loss per diluted common share	$(0.00)

8. Balance Sheet Components

	March 31, 2006	December 31, 2005
Accounts receivable:
Accounts receivable	$83,858	$72,232
Less allowances for bad debt and sales rebates and reserves	(5,063)	(4,306)

	$78,795	$67,926

Inventories:
Raw materials	$13,666	$12,508
Work-in-process	1,328	2,344
Finished goods	10,388	11,022

	$25,382	$25,874

Other current assets:
Deferred income taxes, current portion	$26,037	$26,581
Receivable from sub-contract manufacturers	1,707	1,449
Other	6,888	4,237

	$34,632	$32,267

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

Property and equipment:
Land, building and improvements	$42,594	$42,515
Equipment and purchased software	46,242	44,155
Furniture and leasehold improvements	14,591	14,570

	103,427	101,240
Less accumulated depreciation and amortization	(53,510)	(51,640)

	$49,917	$49,600

Other assets:
Debt issuance costs, net	$2,994	$3,344
Other	1,917	1,932

	$4,911	$5,276

Accrued and other liabilities:
Accrued compensation and benefits	$16,669	$25,570
Deferred revenue	27,454	23,620
Accrued warranty provision	5,995	5,644
Accrued royalty payments	4,451	5,245
Other accrued liabilities	26,366	27,956

	$80,935	$88,035

9. Goodwill and Other Identified Intangible Assets

A reconciliation of the activity in goodwill for 2005 and 2006 is presented below.

Beginning balance, January 1, 2005	$73,768

Additions	116,839	(1)
Impairments	—
Other	(940	)(2)

Ending Balance, December 31, 2005	$189,667

Additions	184	(3)
Impairments	—
Other	129	(4)

Ending Balance, March 31, 2006	$189,980

(1)	The additions to goodwill consist of $116,839 million for VUTEk, Inc.
(2)	Included in “Other” are translation adjustments on the Best GmbH balance of ($647) and an adjustment to taxes payable related to prior acquisitions of ($293).
(3)	The additions to goodwill consist of $184 related to prior acquisitions upon filing final tax returns to release various tax related assets recorded at acquisition.
(4)	Included in “Other” are translation adjustments on the Best GmbH balance of ($129).

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

During the third quarter of 2005 we performed our annual review of all intangible assets with an indefinite life, including goodwill, as required under SFAS No. 142, Goodwill and Other Intangible Assets. As of March 31, 2006, we were not required to recognize any impairment charges against our indefinite–lived intangible assets.

		March 31, 2006			December 31, 2005
	Weighted Average Life at 3/31/06	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.5 yrs	$102,704	$(40,617)	$62,087	$102,647	$(34,583)	$68,064
Patents, trademarks and trade names	24.5 yrs	49,182	(8,957)	40,225	49,176	(8,385)	40,791
Other intangible assets	5.9 yrs	57,079	(14,676)	42,403	57,007	(12,140)	44,867

Amortizable intangible assets	9.6 yrs	$208,965	$(64,250)	$144,715	$208,830	$(55,108)	$153,722

Aggregate amortization expense for amortizable intangible assets was $9,064 and $3,176 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, future estimated amortization expense related to amortizable intangible assets was estimated to be:

2006 (remainder)	$27,028
2007	33,276
2008	27,686
2009	14,441
2010 and thereafter	42,302

10. Long-term Debt

On June 4, 2003, we sold $240,000 of Debentures in a private placement, which are unsecured senior obligations, paying interest semi-annually in arrears at an annual rate of 1.50%. Beginning in the sixth year after issuance additional interest at a rate of 0.35% per annum will be paid under certain specified conditions. The Debentures are convertible before maturity into 9,084 shares of our common stock at a conversion price of approximately $26.42 per share of common stock but only upon the stock trading at or above $31.70 per share for 20 consecutive trading days during the last 30 consecutive trading days of the preceding fiscal quarter, or upon the occurrence of certain other specified events. None of the events that would cause the Debentures to be convertible have occurred as of March 31, 2006. We may redeem the Debentures at our option, on or after June 1, 2008 at a redemption price equal to par plus accrued and unpaid interest, if any. In addition, holders of the Debentures may require us to repurchase all or some of the Debentures on June 1, 2008, 2013 and 2018 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any. Any Debentures repurchased on June 1, 2008 will be paid for in cash, but any Debenture repurchased on June 1, 2013 or 2018 may be paid for in cash, our common stock, or any combination thereof. Additionally, a holder may require us to repurchase all or a portion of that holder’s Debentures if a fundamental change, as defined in the indenture, occurs prior to June 1, 2008 at 100% of their principal amount, plus any accrued and unpaid interest, including contingent interest, if any. In such event, we may choose to pay the repurchase price in cash, our common stock, or any combination thereof.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

	March 31, 2006	December 31, 2005
1.50% Senior Convertible Debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$240,000

	$240,000	$240,000

11. Income taxes

For the first quarter of 2006, we recorded a tax provision of approximately 17% of pre-tax income compared to a tax benefit of approximately 22% on a pre-tax loss for the same period in 2005. The tax provision for the first quarter of 2006 included a benefit of approximately $400 related to a reduction in tax reserves, established in prior years on income from foreign operations, since such reserves are no longer required.

Primary differences in 2006 between our recorded tax provision rate and the US statutory rate of 35% for the period include tax benefits associated with credits for state research and development costs, lower taxes on foreign earnings permanently invested in 2006, and the tax effects of charges related to stock-based compensation recorded pursuant to FAS 123R, which is non-deductible for tax purposes. For 2005, primary differences between the recorded tax benefit rate and the US statutory rate included tax benefits associated with credits for research and development and lower taxes on foreign earnings.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method included a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123®.

12. Credit Risk Concentration

For the three months ended March 31, 2006 we had two major customers, Canon and Xerox, each with total revenues greater than 10% of our total revenues for the period. These customers, in order of magnitude, accounted for approximately 20% and 16% of revenue for the three months ended March 31, 2006. For the three months ended March 31, 2005 we had three major customers, Canon, Konica Minolta and Xerox, each with total revenues greater than 10% of our total revenues for those periods. These customers, in order of magnitude, accounted for approximately 28%, 21% and 12% of revenue in the three months ended March 31, 2005. Canon and Xerox, each with accounts receivable balances greater than 10% of our total accounts receivable balance, in aggregate accounted for approximately 32% of the accounts receivable balance as of March 31, 2006. Canon, Konica Minolta and Xerox, each with accounts receivable balances greater than 10% of our total accounts receivable balance, in aggregate accounted for approximately 39% of the accounts receivable balance as of December 31, 2005. The diversification of our customer base through recent acquisitions has decreased our dependency on individual customers as evidenced by the drop in individual customers that account for more than 10% of our revenues and accounts receivable balances.

13. Commitments and Contingencies

Off-Balance Sheet Financing - Synthetic Lease Arrangement

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

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no material deficiency to the guaranteed value at March 31, 2006. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56,850 for the 303 Lease and $31,730 for the 301 Lease at March 31, 2006 for a total of $88,580 shown as restricted investments on the face of the balance sheet) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.

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

Changes in the warranty accruals for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
Balance at January 1	$5,644	$1,838
Provision for warranty during the period	1,485	638
Settlements	(1,134)	(570)

Balance at March 31	$5,995	$1,906

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

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.: On May 17, 2005, Leggett & Platt, Inc., or L&P, and its patent holding subsidiary brought a patent infringement action against VUTEk, a company acquired by us in June 2005, in the United States District Court in the Eastern District of Missouri. We will vigorously seek summary adjudication of non-infringement against L&P’s claims. On June 29, 2005, we answered L&P’s complaint and counter-claimed, asking the court to find that L&P had no objective or subjective basis for bringing the action and that the asserted patent is invalid and not infringed. A hearing was held on April 20-21, 2006 and the case is set for trial in March 2007.

Citiline Holdings, Inc. v. Printcafe Software, Inc., Marc Olin, Joseph Whang, Amos Michelson, et al.: On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., our wholly owned subsidiary acquired in October 2003 and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. In June 2004, an amended complaint was filed in the action adding additional Printcafe directors as defendants. The parties have reached an agreement in principle to fully and finally resolve this litigation, subject to the Court’s approval of the proposed class action settlement. The parties executed a written Stipulation and Agreement of Compromise and Settlement in September 2005 and jointly moved for the Court’s preliminary approval of the settlement. On December 20, 2005, the Court preliminarily approved the proposed settlement, certified the settlement class and directed the issuance of notice. In accordance with class action procedures, a final hearing was conducted on April 7, 2006 by the US Federal Court in Pittsburgh, the Court granted final approval of the settlement. The final effective date of the settlement is 30 days after the entry of the final judgment. Absent an appeal, which the Company believes is remote given the lack of objectors, the settlement and the final judgment will become final at that time.

US Bureau of Industry and Security (BIS) Export Investigation

We recently learned that there is an open investigation by the US Bureau of Industry and Security (BIS) under the US Departments of Commerce relating to VUTEk’s compliance with the export regulations in connection with several export sales to Syria in 2004. The investigation was initiated in Jan 2005, prior to EFI’s acquisition of VUTEk in June 2005. At present, we believe that these matters will be resolved with administrative penalties. However, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business with our sales outside the United States and Canada.

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

As permitted under Delaware law, we have agreements whereby we indemnify our executive officers and directors for certain events or occurrences while the executive officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the executive officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is immaterial.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, beliefs, expectations, forecasts and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed in Item 1A – Risk Factors, as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

All amounts in this item are stated in thousands unless otherwise noted, except for per share amounts.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2005.

We adopted SFAS 123(R) in January 2006, which requires us to record compensation expense for equity awards and stock options given to our employees. We must use our judgment in determining the correct way to obtain and apply the assumptions needed for the valuation of stock options, ESPP, and stock awards. We also are required to apply a forfeiture rate to reflect what we believe will be our final expense related to stock-based compensation. The amounts recorded as stock-based compensation expense are estimates of the current portion of total stock-based compensation expense. FAS 123(R) requires us to recognize the expense for all stock options, stock awards and ESPP that vest. If our forfeiture rates are revised, our future compensation expense could differ.

Results of Operations

The following table sets forth items in our condensed consolidated statements of income as a percentage of total revenue for the three months ended March 31, 2006 and 2005 and the percentage change from 2006 over 2005. These operating results are not necessarily indicative of our results for any future period.

			% Change
	Three months ended March 31,		2006 over
	2006	2005	2005
Revenue	100.0%	100.0%	64%

Cost of revenue	39.6	35.1	84%

Gross profit	60.4	64.9	52%

Operating expenses:

Research and development	23.5	32.2	20%
Sales and marketing	17.2	20.5	37%

General and administrative	4.6	9.1	(16)%
Restructuring charges	—	3.3	n/a
Amortization of identified intangibles	6.8	3.9	185%

Total operating expenses	52.1	69.0	24%

Income (loss) from operations	8.3	(4.1)	431%
Interest and other income:

Interest and other income, net	3.6	4.6	30%
Interest expense	(0.9)	(1.5)	—%

Total interest and other income, net	2.7	3.1	45%

Income (loss) before income taxes	11.0	(1.0)	1854%
(Provision for) benefit from income taxes	(1.9)	0.2	1468%

Net income (loss)	9.1%	0.8%	1963%

Revenue

We currently classify our revenue into three categories. The first category, “Controllers”, which connect digital copiers with computer networks, is primarily made up of stand-alone servers, and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This category includes our Fiery, Splash, Edox, and MicroPress color and black and white server products, as well as spares for our controller products. It also includes controller-related revenue made up of scanning solutions, and field dispatching solutions. We previously had reported the miscellaneous controller-related revenue under the “Miscellaneous” category. The second category, “Professional Printing Applications”, or PPA, consists of software technology focused on printing workflow, print management information systems, proofing and web submission and job tracking tools. The third category, “Inkjet Products”, consists of sales of the super-wide format inkjet printers and inks, and parts and services revenue from the VUTEk business.

On a sequential basis the revenue performance in the first quarter of 2006 in the Controller category decreased by 14% from the fourth quarter of 2005 results, largely due to typical slower sales of printers and copiers in the first quarter of the year. PPA experienced a 5% increase on a sequential basis from the previous quarter. The Inkjet Products category also modestly increased by 2% over the fourth quarter of 2005.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

	Three Months Ended March 31,
	2006		2005		% of $ change
	$	%	$	%
Controllers	$75,753	56%	$64,611	79%	17%

Professional Printing Applications	18,645	14%	17,392	21%	7%
Inkjet Products	39,867	30%	—	—	—

Total Revenue	$134,265	100%	$82,003	100%	64%

Our revenues increased by 64% to $134,265 in the first quarter of 2006, compared to $82,003 in the first quarter of 2005. The Controller category increased 17% in the first quarter of 2006 when compared to the same period in 2005, mostly attributable to new product launches in both servers and embedded controller categories with some of our major OEM partners, driving an overall increase in our unit sales. The addition of inkjet products from our June 2005 acquisition of VUTEk contributed 76% of the increase in our total revenue compared to the first quarter of 2005.

For the three months ended March 31, 2006 and 2005, the PPA category showed a 7% increase in the comparison of revenues year over year. The decrease in relative percentage of total revenue in the Controller and PPA categories was due to the addition of Inkjet Products in 2006.

Revenues by geographic area for the three-month periods ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,				% of $ change
	2006		2005
	$	%	$	%
Americas	$67,728	50%	$48,367	59%	40%
Europe	40,004	30%	19,709	24%	103%
Japan	13,491	10%	9,798	12%	38%
Rest of World	13,042	10%	4,129	5%	216%

Total Revenue	$134,265	100%	$82,003	100%	64%

The increase in revenue across all geographic regions was driven by the addition of the Inkjet Products line in June 2005. Inkjet Products in the Americas, Europe and Rest of World regions contributed 12%, 10% and 7% of the first quarter revenues, respectively. In the individual categories, Inkjet Products represented 24%, 34%, 5% and 75% of the Americas, Europe Japan and Rest of World, respectively. Overall revenue in the Americas and Europe regions had increased from the first quarter of 2005 due to the inclusion of VUTEk and stronger demand for our controller products. The Japanese revenue increase was driven by stronger sales in our design-licensed color solutions due to new product introduction. The design-licensed color solutions are often sold to OEM customers in Japan for incorporation into their products which were then shipped from Japan to other countries. The Rest of World region, which includes the Asia Pacific but excludes Japan, showed a 216% increase in revenue largely attributable to sales of Inkjet Products and an increase in PPA category.

Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations which in turn sell through to other locations, making it difficult to obtain accurate geographical shipment data. Accordingly, we believe that ultimate export sales of our products into each region may differ from what is reported herein. We expect that export sales will continue to represent a significant portion of our total revenue.

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the three months ended March 31, 2006, two customers—Canon and Xerox—provided more than 10% of our revenue individually and approximately 36% of revenue in the aggregate. We have shown a decrease in our dependency on the OEM business in first quarter of 2006 compared to the same quarter in 2005, where three customers – Canon, Konica Minolta, and Xerox – provided more than 10% of our revenue individually and approximately 55% of total revenue in the aggregate. The decreasing trend in OEM dependency is attributable to the addition of the VUTEk business where most of the revenue is generated from sales to distributors and direct customers. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations by most of our OEMs to purchase our products in significant amounts. Such reductions have in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenues from VUTEk and our professional printing applications, the percentage of our revenue that comes from individual OEMs will continue to decrease.

We continue to develop new products and technologies for each of our product lines including new generations of server and controller products and other new product lines and to distribute those new products to or through current and new OEM customers, distribution partners, and end-users in 2006 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

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

Gross Margins

For the quarter ended March 31, 2006 our gross margin was approximately 60% compared to approximately 65% for the same period a year ago. This decrease primarily resulted from lower gross margin inkjet products driving down our overall gross margin. While the inkjet products have driven down our gross margin, they have contributed significantly to the improvement in our operating margin.

Due to the acquisition of VUTEk, gross margins may continue to decline in future periods. We believe that our gross margin is likely to be impacted by a variety of factors. These factors may include the market prices that can be achieved on our current and future products; the availability and pricing of key components (including DRAM, Processors, and Postscript interpreter software); third-party manufacturing costs; costs of sub-assemblies for our printer products; labor costs; product, channel, and geographic mix; the success of our product transitions and new products; the pace of migration to a design-licensed business model for certain controller products; competition with third parties and our OEM customers who also develop controllers; and general economic conditions in the United States and abroad. Consequently, we anticipate gross margins will fluctuate from period to period.

While in past periods we managed to improve gross margins through the utilization of fewer contract manufacturers, obtaining favorable component pricing from our suppliers and through increases in higher gross margin software sales and design license sales, opportunities to do so in the future may not occur, particularly with the addition of the lower gross margin inkjet products. If we are not able to compensate for the lower gross margins with an increased volume of sales, our results of operations will be adversely affected.

Operating Expenses

Operating expenses as a percentage of revenue amounted to approximately 52% and 69% for the three-month periods ended March 31, 2006 and 2005, respectively.

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

Research and development expenses for the three-month period ended March 31, 2006 were approximately $31,560 or 24% of revenue compared to approximately $26,379 or 32% of revenue in the first quarter of 2005. In absolute dollars, research and development expense increased by approximately $5,181 in the first quarter of 2006 from the first quarter of 2005. The major factors in the increase were the expenses related to the VUTEk acquisition and stock-based compensation of $1,641. Remaining smaller increases consisted of facilities and IS&T costs as well as prototype and other non-recurring engineering expenses.

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

Sales and marketing expenses for the three-month period ended March 31, 2006 were approximately $23,110 or 17% of revenue compared to approximately $16,838 or 21% of revenue for the three months ended March 31, 2005. The sales and marketing expense increased by approximately $6,272 in the first quarter of 2006 from the first quarter of 2005. The major factors in the increase were the expenses related to the VUTEk acquisition and stock-based compensation of $559.

We expect that our sales and marketing expenses may increase in absolute dollars as we continue to actively promote our products, introduce new products and services, and continue to build our sales and marketing organization, particularly in Europe and Asia Pacific. Also, as we continue to grow our software solutions, VUTEk products and other new product lines which require greater sales and marketing support from us. We expect that if the US dollar remains volatile against the Euro or other currencies, sales and marketing expenses reported in US dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, professional fees, and other costs associated with being a public company.

General and administrative expenses were approximately $6,274 for the quarter ended March 31, 2006, or 5% of revenue, compared to approximately $7,493 for the quarter ended March 31, 2005, or 9% of revenue. The decrease of $1,219 consisted of $3,773 for collection of accounts receivable balances previously deemed uncollectible, offset by increases due to the VUTEk acquisition. Other changes consisted in reductions in legal and consulting expenses offset by stock-based compensation.

We expect that fees paid to our independent registered public accounting firm related to the Sarbanes-Oxley Act compliance and implementation of new accounting standards and other regulatory costs will continue to create upward pressure on general and administrative expenses. We also expect that if the US dollar remains volatile against the Euro or other currencies, general and administrative expenses reported in US dollars could fluctuate from quarter to quarter.

Restructuring Charges

In December 2004 we announced that we would reduce our worldwide headcount by approximately 5% in an effort to reduce operating expenses in future periods. During the first quarter of 2005 we incurred severance costs of approximately $2,685. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended March 31, 2006 was approximately $9,064 compared to approximately $3,176 for the three months ended March 31, 2005. The addition of intangibles acquired in 2005 account for the increase in amortization expense. Additional information on the amortization of intangibles can be found in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Interest and Other Income, Net

Interest and Other Income, Net

Interest income is derived mainly from our short-term investments, net of investment fees. For the three months ended March 31, 2006 interest and other income was approximately $4,905, while for the three months ended March 31, 2005 it was approximately $3,774. The increase for the comparison was driven by higher interest rates.

Interest Expense

The only material component of interest expense is the interest expense and debt amortization costs related to our 1.50% senior convertible debt of approximately $1,249 for the first quarter of 2006 and 2005.

Income Taxes

For the first quarter of 2006, we recorded a tax provision of approximately 17% compared to a tax provision benefit of approximately 22% for the same period in 2005. In 2006, the first quarter’s tax provision was reduced by approximately $400 resulting from a release of tax reserves which are no longer needed.

Primary differences between our recorded tax benefit/charge rate and the US statutory rate of 35% for both periods include tax benefits associated with state credits for research and development costs and lower taxes on foreign earnings. In 2006, our effective tax rate was impacted by both the expiration at 12/31/05 of the federal credit for research and development costs and tax effects of charges related to stock-based compensation recorded pursuant to FAS 123R, which is non-deductible for tax purposes. In 2005, we also benefited from the federal credit for research and development costs.

Liquidity and Capital Resources

	March 31, 2006	December 31, 2005
Cash and cash equivalents	$219,159	$182,039
Short term investments	272,305	287,577

Total cash, cash equivalents and short term investments	$491,164	$469,616

Overview

As of March 31, 2006 we had cash, cash equivalents and investments totaling $491,164, as compared to $469,616 at December 31, 2005. The increase of $21,548 was the result of cash received from the exercise of common stock options and employee stock purchases of $22,068, and cash generated from operations, offset by $7,123 of cash used to repurchase shares of our common stock. A more detailed discussion of changes in our liquidity follows.

Operating Activities

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days’ sales outstanding (“DSO”) for accounts receivable. DSOs were 53 days at March 31, 2006 compared to 42 days at December 31, 2005. We calculate accounts receivable DSO on a basis by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by the total days in the quarter. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As the percentage of our software- and VUTEk-related revenue increases, we expect DSOs to trend higher. DSOs in the software industry are traditionally higher than in the OEM business model, as are the DSO’s in the VUTEk model which is primarily direct sales. In the first three months of 2006 and 2005 the increase in our accounts receivable balance decreased our cash flow $11,467 and $1,272, respectively. Our operating cash flows were reduced by an adjustment of $3,773 related to the collection of accounts receivable balances previously deemed uncollectible.

Our working capital, defined as current assets minus current liabilities, was $512,356 at March 31, 2006 and $460,384 at December 31, 2005 and increased approximately $51,972. The collection of our accounts receivable and the timing of payments to our vendors for accounts payable and our accrual of liabilities reduced our cash flows by $30,007 for the three months ended March 31, 2006. This was offset by non-cash charges to income of $30,299 for depreciation, amortization, allowances for bad debt and inventory obsolescence and stock-based compensation. We also had a non-cash outflow of $4,397 in our operating activities from the excess tax benefit from our stock-based compensation.

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

Investing Activities

Investments

We received net proceeds from our marketable securities in the three months ended March 31, 2006 of $15,793. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Property and Equipment

Net purchases of property and equipment were $2,037 in the first three months of 2006. Our property and equipment additions have historically been funded from operations.

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

Financing Activities

The primary source of funds from financing activities in 2006 was the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $22,068 in the first three months of 2006. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions.

If our stock price rises, more employees’ options will be “in the money”, and the employees will be more likely to exercise their options, which results in cash to us. If our stock price decreases, more of our employees’ options will be “out of the money” or “under water”, and therefore, the employees will be less likely to exercise options, which will result in less cash being received by us. The $18,484 increase in cash proceeds from the exercise of stock options and employee stock purchase plans sales from 2005 to 2006 was primarily the result of the higher market prices for our common stock in 2006.

Our employee stock purchase plan (“ESPP”) has historically had a high participation rate, and generated $2,938 and $2,723 in the first three months of 2006 and 2005, respectively. We expect that the participation levels in our ESPP will continue to be high; however, the lack of available shares in the ESPP could limit the cash generated in future periods, as could changes to the plan to reduce costs associated with SFAS 123(R) compensation expense.

Under SFAS 123(R), we are now required to report the excess tax benefit associated with stock-based compensation as an investing cash in-flow. The tax benefit for the three months ended March 31, 2006 was $4,397. In the same three-month period a year ago we had excess tax benefits associated with stock-based compensation of $218, which was reported as an operating cash in-flow as part of stock-based compensation.

Inventory

Our inventory consists primarily of components related to our wide-format inkjet printer business and memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing our controller products. Should we decide to purchase components and do our own manufacturing of our controller products, or should it become necessary for us to purchase and sell components other than the processors, ASICs or memory subsystems for our contract manufacturers, inventory balances and potentially fixed assets would increase significantly, thereby reducing our available cash resources. Further, the inventory we carry could become obsolete thereby negatively impacting our consolidated financial position and results of operations. We also rely on several sole-source suppliers for certain key components and could experience a significant negative impact on our consolidated financial position and results of operations if such supplies were reduced or not available. Our acquisition of VUTEk in June 2005 has significantly increased our inventory exposure, as inventory must be maintained for the manufacturing of both the VUTEk printers and ink.

Purchase Commitments

We may be required and have been required to compensate our sub-contract manufacturers for components purchased for orders subsequently cancelled by us. We review the potential liability and the adequacy of the related accrual. Management analyzes current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of such accruals. Significant management judgments and estimates must be made and used in connection with establishing the accruals in any accounting period and such judgments and assessments may prove to be inaccurate. Material differences may result in the amount and timing of our income for any period if management made different judgments or utilized different estimates. Our financial condition and results of operations could be negatively impacted if we were required to compensate the sub-contract manufacturers in an amount significantly in excess of the accrual.

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

Legal Proceedings

As more fully discussed in Part II, Item 1, Legal Proceedings, from time to time we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, securities law, intellectual property law, and employment law. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Because of the uncertainties related to both the amount and range of loss on the pending litigation matters, we are unable to predict the liability that could finally result from a range of possible unfavorable outcomes. However, we have reserved the estimated amount that we reasonably expect to pay for the cases discussed. However, our estimate could be wrong, and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow. In addition, we are normally involved in other litigation matters relating to various claims that arise in the normal course of our business.

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

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no material deficiency to the guaranteed value at March 31, 2006. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56,850 for the 303 Lease and $31,730 for the 301 Lease at March 31, 2006) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward foreign exchange contracts outstanding as of March 31, 2006.

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

The following table presents the hypothetical change in fair values in the financial instruments we held at March 31, 2006 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.

This table estimates the fair value of the portfolio at a twelve month time horizon:

(in thousands)	Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
Total Fair Market Value	$332,721	$333,488	$334,275

The fair value of our long-term debt, including current maturities, was estimated to be $274.5 million as of March 31, 2006.

ITEM 4: CONTROLS AND PROCEDURES

(a)	As of the end of the quarter ended March 31, 2006, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	During the first quarter of 2006, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.: On May 17, 2005, Leggett & Platt, Inc., or L&P, and its patent holding subsidiary brought a patent infringement action against VUTEk, a company acquired by us in June 2005, in the United States District Court in the Eastern District of Missouri. We will vigorously seek summary adjudication of non-infringement against L&P’s claims. On June 29, 2005, we answered L&P’s complaint and counter-claimed, asking the court to find that L&P had no objective or subjective basis for bringing the action and that the asserted patent is invalid and not infringed. A hearing was held on April 20-21, 2006 and the case set for trial in March 2007.

Citiline Holdings, Inc. v. Printcafe Software, Inc., Marc Olin, Joseph Whang, Amos Michelson, et al.: On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., our wholly owned subsidiary acquired in October 2003 and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. In June 2004, an amended complaint was filed in the action adding additional Printcafe directors as defendants. The parties have reached an agreement in principle to fully and finally resolve this litigation, subject to the Court’s approval of the proposed class action settlement. The parties executed a written Stipulation and Agreement of Compromise and Settlement in September 2005 and jointly moved for the Court’s preliminary approval of the settlement. On December 20, 2005, the Court preliminarily approved the proposed settlement, certified the settlement class and directed the issuance of notice. In accordance with class action procedures, a final hearing was conducted on April 7, 2006 by the US Federal Court in Pittsburgh, the Court granted final approval of the settlement. The final effective date of the settlement is 30 days after the entry of the final judgment. Absent an appeal, which the Company believes is remote given the lack of objectors, the settlement and the final judgment will become final at that time.

US Bureau of Industry and Security (BIS) Export Investigation

EFI recently learned that there is an open investigation by the US Bureau of Industry and Security (BIS) under the US Departments of Commerce relating to VUTEk’s compliance with the export regulations in connection with several export sales to Syria in 2004. The investigation was initiated in January 2005, prior to EFI’s acquisition of VUTEk in June 2005. At present, we believe that these matters will be resolved with administrative penalties. However, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business with our sales outside the United States and Canada.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analyis – Forward-looking Statements” in Part 1, Item 2 of this Quarterly Report on Form 10-Q and in Part II, Item 7, of our Annual Report on Form 10-K. there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

(in thousands, except share and per share amounts)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2006	—		—	$98,937
February 1-28, 2006	273,560	$26.0371	273,560	$91,815
March 1-31, 2006	—		—	$91,815

Total	273,560	$26.0371	273,560	$91,815

(1)	On August 26, 2004 we announced that our Board of Directors had approved $100.0 million for the repurchase of our outstanding common stock. We began repurchasing shares under this program in August 2004 and as of March 31, 2006 we had repurchased 326,621 shares. Our buy back program is limited by SEC regulations and by trading windows set by Company policy.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

During the first quarter of 2006, we entered into Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, which is effective as of October 1, 2005. Pursuant to the Amendment, the Company and Adobe agreed to amend certain terms relating to royalty payments and license fee payments.

A copy of the Amendment is filed with this report. We have requested confidential treatment of portions of the Amendment.

ITEM 6. EXHIBITS

No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (6)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (7)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (4)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (15)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (18)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws as amended (1)

4.2	Specimen Common Stock certificate of the Company (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023 (8)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (8)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (5)

10.2	1990 Stock Plan of the Company (1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (17)

10.4	The 1999 Equity Incentive Plan as amended (3)

10.5	2000 Employee Stock Purchase Plan as amended (3)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (13)

10.8	Prographics, Inc. 1999 Stock Option Plan (10)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan (10)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (10)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (10)

10.12	T/R Systems, Inc. 1999 Stock Option Plan (11)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (12)

10.14	Form of option grant agreement (19)

10.15	Form of restricted stock award agreement (19)

10.16	Form of Indemnification Agreement (1)

10.17	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company (9)

10.18	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company (9)

10.19	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company (9)

10.20	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (14)

10.21	Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004, among the Company, Société Générale Financial Corporation and Société Générale (16)

10.22+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (19)

10.23++	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company effective as of October 1, 2005

12.1	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has received confidential treatment with respect to portions of these documents.
++	The Company has requested confidential treatment with respect to portions of this document.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.
(7)	Filed as exhibit (d) (5) to the Company’s TO/A Number 3 on October 20, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 000-18805) and incorporated herein by reference.
(10)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(11)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(15)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Form 8-K filed on October 6, 2004 (File No. 000-18805 and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Form 10-K for 2005 filed on March 16, 2006 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: May 10, 2006	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006	/s/ John Ritchie
John Ritchie
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (6)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (7)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (4)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (15)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (18)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws as amended (1)

4.2	Specimen Common Stock certificate of the Company (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023 (8)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (8)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (5)

10.2	1990 Stock Plan of the Company (1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (17)

10.4	The 1999 Equity Incentive Plan as amended (3)

10.5	2000 Employee Stock Purchase Plan as amended (3)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (13)

10.8	Prographics, Inc. 1999 Stock Option Plan (10)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan (10)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (10)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (10)

10.12	T/R Systems, Inc. 1999 Stock Option Plan (11)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (12)

10.14	Form of option grant agreement (19)

10.15	Form of restricted stock award agreement (19)

10.16	Form of Indemnification Agreement (1)

10.17	Employment Agreement dated August 1, 2003, by and between Fred Rosenzweig and the Company (9)

10.18	Employment Agreement dated August 1, 2003, by and between Joseph Cutts and the Company (9)

10.19	Employment Agreement dated August 1, 2003, by and between Guy Gecht and the Company (9)

10.20	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (14)

10.21	Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004, among the Company, Société Générale Financial Corporation and Société Générale (16)

10.22+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (19)

10.23++	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company effective as of October 1, 2005

12.1	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has received confidential treatment with respect to portions of these documents.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.
(7)	Filed as exhibit (d) (5) to the Company’s TO/A Number 3 on October 20, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003 (File No. 000-18805) and incorporated herein by reference.
(10)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(11)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(15)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Form 8-K filed on October 6, 2004 (File No. 000-18805 and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Form 10-K for 2005 filed on March 16, 2006 (File No. 000-18805) and incorporated herein by reference.