Form 10-Q
period 2006-06-30
ELECTRONICS FOR IMAGING INC
filed 2006-08-09
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares of Common Stock outstanding as of July 31, 2006 was 56,819,762.

ELECTRONICS FOR IMAGING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Electronics for Imaging, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	June 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
Assets

Current assets:
Cash and cash equivalents	$241,659	$182,039
Short-term investments	255,807	287,577
Accounts receivable, net	92,932	67,926
Inventories	26,576	25,874
Other current assets	33,161	32,267

Total current assets	650,135	595,683

Property and equipment, net	51,898	49,600
Restricted investments	88,580	88,580
Goodwill	190,234	189,667
Intangible assets, net	133,846	153,722
Other assets	4,689	5,276

Total assets	$1,119,382	$1,082,528

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$37,180	$30,937
Accrued and other liabilities	79,160	88,035
Income taxes payable	4,705	16,327

Total current liabilities	121,045	135,299

Deferred tax liability	12,663	530
Long-term obligations	240,000	240,000

Total liabilities	373,708	375,829

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 56,269 and 56,249 shares outstanding, respectively	682	662
Additional paid-in capital	460,882	408,532
Deferred compensation	(15,516)	(5,153)
Treasury stock, at cost, 11,238 and 9,964 shares, respectively	(243,594)	(214,722)
Retained earnings	543,460	519,449
Accumulated other comprehensive loss	(240)	(2,069)

Total stockholders’ equity	745,674	706,699

Total liabilities and stockholders’ equity	$1,119,382	$1,082,528

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Revenue	$137,338	$99,036	$271,603	$181,039
Cost of revenue (1)	54,818	37,309	107,942	66,103

Gross profit	82,520	61,727	163,661	114,936
Operating expenses:
Research and development (1)	30,331	27,176	61,891	53,555
Sales and marketing (1)	25,641	18,356	48,751	35,194
General and administrative (1)	11,882	8,592	18,156	16,085
Restructuring charges	—	—	—	2,685
Amortization of identified intangibles	8,990	5,286	18,054	8,462
Acquired in-process research and development expense	—	38,200	—	38,200

Total operating expenses	76,844	97,610	146,852	154,181

Income (loss) from operations	5,676	(35,883)	16,809	(39,245)
Interest and other income, net:
Interest and other income	5,243	3,206	10,148	6,980
Gain on sale of product lines	6,995		6,995
Interest expense	(1,252)	(1,253)	(2,503)	(2,508)

Total interest and other income, net	10,986	1,953	14,640	4,472

Income (loss) before income taxes	16,662	(33,930)	31,449	(34,773)
(Provision for) benefit from income taxes	(4,907)	653	(7,438)	838

Net income (loss)	$11,755	$(33,277)	$24,011	$(33,935)

Net income (loss) per basic common share (Note 6)	$0.21	$(0.61)	$0.42	$(0.63)

Shares used in basic per-share calculation (Note 6)	56,996	54,143	56,644	54,055
Net income (loss) per diluted common share (Note 6)	$0.18	$(0.61)	$0.38	$(0.63)

Shares used in diluted per-share calculation (Note 6)	67,753	54,143	67,734	54,055
(1) Includes stock-based compensation expense as follows:
Cost of revenue	$365	$18	$658	$18
Research and development	1,702	132	3,343	132
Sales and marketing	721	29	1,280	29
General and administrative	2,797	415	4,187	415

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income (loss)	$24,011	$(33,935)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,548	12,657
Purchased in-process research & development	—	38,200
Deferred taxes	12,459	41
Provision for allowance for bad debts and sales-related allowances	7,014	1,563
Excess tax benefit from exercise of non-qualified stock options	(4,993)	—
Stock-based compensation expense	9,468	1,266
Provision for inventory obsolescence	(11)	(1,077)
Gain on sale of product lines	(6,995)	—
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(26,755)	(3,168)
Inventories	(1,145)	285
Receivables from sub-contract manufacturers	(204)	225
Other current assets	(1,459)	728
Accounts payable and accrued liabilities	(8,554)	(4,588)
Income taxes payable	(6,627)	(3,565)

Net cash provided by operating activities	18,757	8,632
Cash flows from investing activities:
Sales and maturities of short-term investments	33,138	200,742
Purchase of property and equipment, net	(5,975)	(2,866)
Businesses acquired, net of cash received	—	(280,777)
Proceeds from sale of product line	10,000	—
Purchase of other assets, net	121	102

Net cash provided by (used in) investing activities	37,284	(82,799)
Cash flows from financing activities:
Proceeds from issuance of common stock	27,546	5,970
Tax benefit from exercise of non-qualified stock options	4,993	—
Purchases of treasury stock	(28,872)	—

Net cash provided by financing activities	3,667	5,970
Effect of foreign exchange changes on cash and cash equivalents	(88)	(127)

Increase (decrease) in cash and cash equivalents	59,620	(68,324)
Cash and cash equivalents at beginning of period	$182,039	$156,322

Cash and cash equivalents at end of period	$241,659	$87,998

See accompanying notes to condensed consolidated financial statements.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements of Electronics for Imaging, Inc., a Delaware corporation (“EFI”, “we”, “our”, “us”), as of and for the interim period ended June 30, 2006, have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2005 contained in our Annual Report on Form 10-K for such period. The December 31, 2005 Condensed Consolidated Balance Sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, our unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position and the results of our operations and cash flows, in accordance with accounting principles generally accepted in the United States of America. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements referred to above and the notes thereto. Certain prior year balances have been reclassified to conform to the current year presentation.

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

Our interim results are subject to fluctuation. As a result, we believe our results of operations for the interim period ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year.

Recent Accounting Pronouncements

On July 13, 2006 FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with early application permitted if financial statements, including interim financial statements, have not been issued in the period of adoption. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings in the fiscal year of adoption. The Company is currently evaluating the impact of FIN 48 on its financial position and results of operations.

2. Accounting for Derivative Instruments and Hedging

FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. We had two embedded derivatives related to the 1.50% Senior Convertible Debentures as of June 30, 2006, the fair values of which were insignificant. We had no other derivatives as of June 30, 2006.

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

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective method. Under this transition method, compensation cost recognized in the first half of 2006 includes: a) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, our earnings before income taxes and net earnings for the three months ended June 30, 2006 were $3,488 and $2,093 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been higher by $0.03 and $0.04, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.21 and $0.18, respectively.

Additionally, our earnings before income taxes and net earnings for the six months ended June 30, 2006 were $6,387 and $3,832 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been higher by $0.07 and $0.05, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.42 and $0.38, respectively.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $4,993 excess tax benefit classified as a financing cash inflow for the six month period ended June 30, 2006 would have been classified as an operating cash inflow if we had not adopted the provisions of SFAS 123(R).

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

All of our stock incentive plans allow us to grant stock options. The exercise price of each option granted under any open plan equals the market price of our stock on the date of grant and has a term of 7 to 10 years. Options are granted throughout the year and generally vest ratably over two to four years. We have periodically made company-wide grants. At June 30, 2006, approximately 5,201 shares were available for future grants to employees, directors or consultants. We do not grant any options under the closed plans, however all outstanding options under the closed plans continue to be governed by the terms and conditions of the existing option agreements for those grants. Included in the shares available at June 30, 2006 were the additional 4.5 million shares approved by the Company’s shareholders at the 2006 annual meeting.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. We utilize the “simplified” method described in SEC Staff Accounting Bulletin No. 107 to determine the expected term of our options. This has resulted in a longer expected term than the terms calculated under SFAS 123 for pro forma purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. The weighted average grant-date fair market value of options granted during the three months ended June 30, 2006 and 2005 was $25.43 and $17.40, respectively. The weighted average per share fair value of options granted during the three months ended June 30, 2006 and 2005 was $9.33 and $5.50, respectively. The weighted average assumptions for the periods indicated are noted in the following table.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

	Stock Options		Purchase Plan
	Three Months Ended June 30,
Black-Scholes Assumptions	2006	2005	2006	2005
Expected volatility	41.39%	42.89%	32.75%	42.89%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	5.09%	3.64%	4.40%	3.64%
Expected life (in years)	4.63	2.80	0.5 -2.0	0.5 -2.0

The following is a summary of stock option transactions during the six months ended June 30, 2006 and for the year ended December 31, 2005 (in thousands, except weighted average exercise prices):

	Six Months Ended June 30, 2006		Year Ended December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	10,117	$23.60	9,747	$24.81
Options granted	557	26.69	3,140	17.32
Options exercised	(1,317)	18.55	(1,709)	17.36
Options forfeited	(320)	27.55	(1,061)	26.20

Options outstanding, end of period	9,037	$24.38	10,117	$23.60

Options exerciseable, end of period	6,120	$26.54	6,154	$27.05

Options expired during period	89		268

The total intrinsic value of options exercised during the first six months of 2006 was $24,422. The following summarizes additional information concerning outstanding options at June 30, 2006 (in thousands, except share prices and life):

			Options Outstanding				Options Exerciseable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exerciseable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 10.61	to	$15.64	599	3.99	$13.44	$4,459	596	$13.43	$4,439
$ 15.77	to	$16.17	1,159	5.53	16.17	5,459	370	16.17	1,742
$ 16.20	to	$17.15	1,366	5.82	16.93	5,398	823	17.03	3,168
$ 17.17	to	$18.93	611	5.84	18.26	1,599	318	17.91	944
$ 18.96	to	$19.45	1,281	4.17	19.44	1,841	928	19.44	1,332
$ 19.50	to	$22.31	949	4.83	21.69	106	735	21.84	73
$ 22.38	to	$7,467.09	3,072	3.63	37.04	—	2,350	40.26	—

$ 10.61	to	$7,467.09	9,037	4.58	$24.38	$18,862	6,120	$26.54	$11,698

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $20.88 as of June 30, 2006, which would have been received by the in-the-money option

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

holders had all such option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of June 30, 2006 was 5,185 and 3,154, respectively. The weighted average remaining contractual term of exercisable stock options is 4.05 years as of June 30, 2006. As of June 30, 2005, 7,248 outstanding options were exercisable, and the weighted average exercise price was $25.96.

At June 30, 2006, the options vested and expected to vest totaled 8,906 and had an expected weighted average exercise price of $24.44. The aggregate intrinsic value as of June 30, 2006 for the options vested and expected to vest was $18,560 and had a weighted average remaining contractual term of 4.33 years.

Restricted stock awards during the six months ended June 30, 2006 are summarized below (in thousands, except share prices):

	Six Months Ended June 30, 2006
	Shares	Weighted Average Grant Date Fair Value
Balance, Beginning of Period	383	$17.24
Awards Granted	476	26.66
Awards Released	(123)	17.25
Awards Forfeited	(5)	17.42

Balance, End of Period	731	$23.70

The weighted average remaining recognition period for the restricted stock awards outstanding at June 30, 2006 was 1.80 years.

Activity for restricted stock units during the six months ended June 30, 2006 is summarized below (in thousands, except share prices):

	Six Months Ended June 30, 2006
	Shares	Weighted Average Grant Date Fair Value
Balance, Beginning of Period	—	$—
Units Granted	269	26.93
Units Released	—	—
Units Forfeited	(2)	26.90

Balance, End of Period	267	$26.93

Restricted stock units typically vest over 4 years with no purchase price required from the recipient. The aggregate intrinsic value at June 30, 2006 for the units outstanding at that date was $5,584, and the weighted average remaining recognition period was 2.19 years.

Employee Stock Purchase Plan

In 2001, we established an employee stock purchase plan (“ESPP”) which allows qualified employees (as defined) to purchase designated shares of our common stock at a price equal to 85% of the lower of the closing price on the first day of the two year offering period or the last day of the purchase period. The Plan is qualified under Section 423 of the Internal Revenue Code. We initially authorized 400 shares for purchase under this plan, with an additional 0.5% of the common shares outstanding on the first day of each year being automatically added to the shares available for issue under this plan. The automatic share increase feature was amended and approved by shareholders at the 2006 annual meeting. Effective in calendar year 2006 and each calendar year through 2012, the shares will automatically increase by 0.75% of the common shares outstanding on the last trading day in December in the immediately preceding calendar year. As of June 30, 2006 there were 294 shares available for purchase under this plan. We issued 200 shares during the first half of 2006 at an average purchase price of $14.70 and 188 shares during the first half of 2005 at an average purchase price of $14.45.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

The following table provides pro forma net earnings and earnings per share had we applied the fair value method of SFAS 123 for the three and six months ended June 30, 2005 for all employee stock-based compensation:

		Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss	As reported	$(33,277)	$(33,935)
Add: Stock-based employee compensation expense for restricted grants included in reported net income, net of related tax effect		464	628
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		(3,851)	(6,835)

Net loss	Pro forma	$(36,664)	$(40,142)

Loss per basic and diluted common share	As reported	$(0.61)	$(0.63)

Loss per basic and diluted common share	Pro forma	$(0.68)	$(0.74)

4. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), market valuation adjustments and currency translation adjustments, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$11,755	$(33,277)	$24,011	$(33,935)
Change in market valuation of investments, net of tax	504	1,403	839	304
Change in currency translation adjustment	816	(947)	990	(647)

Comprehensive income (loss)	$13,075	$(32,821)	$25,840	$(34,278)

The components of accumulated other comprehensive loss are as follows:

	June 30, 2006	December 31, 2005
Net unrealized investment losses	$(1,725)	$(2,563)
Translation gains	1,485	494

Accumulated other comprehensive loss	$(240)	$(2,069)

5. Restructuring charges

We incurred restructuring costs of $2,685 during the first half of 2005. These costs related to employee severance in connection with a reduction in workforce in all of our operating categories and at all of our principal locations for approximately 65 employees. As of June 30, 2006, we had fully charged against the restructuring accrual for these employee severance costs.

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

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic net income (loss) per share:
Net income (loss) available to common shareholders	$11,755	$(33,277)	$24,011	$(33,935)

Weighted-average common shares outstanding	56,996	54,143	56,644	54,055
Basic net income (loss) per share	$0.21	$(0.61)	$0.42	$(0.63)

Diluted net income (loss) per share:
Net income (loss)	$11,755	$(33,277)	$24,011	$(33,935)
After-tax equivalent of expense related to 1.5% senior convertible debentures	$750	—	$1,500	—

Income (loss) for purposes of computing diluted net income (loss) per share	$12,505	$(33,277)	$25,511	$(33,935)

Weighted-average common shares outstanding	56,996	54,143	56,644	54,055
Dilutive stock options and awards (1), (2)	1,673	—	2,006	—
Weighted-average assumed conversion of 1.5% senior convertible debentures (1)	9,084	—	9,084	—

Weighted-average common shares outstanding for purposes of computing diluted net income (loss) per share	67,753	54,143	67,734	54,055

Diluted net income (loss) per share	$0.18	$(0.61)	$0.38	$(0.63)

(1)	All stock options, unvested restricted shares outstanding and potential debt conversion shares are considered anti-dilutive for the three and six months ended June 30, 2005 as there was a net loss for each period.
(2)	The following weighted shares of common stock options have been excluded from the effect of dilutive securities because the options’ exercise prices were greater than the average market price of our common stock for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Anti-dilutive common stock options	3,492	6,409	2,416	6,767

7. Acquisitions

2005 Acquisition – VUTEk, Inc.

In June 2005 we acquired VUTEk, Inc. (“VUTEk”), for approximately $289,150, less cash received of $7,395 for a net purchase price of $281,755. We acquired VUTEk to further our presence in the commercial print market, as well as to increase our recurring revenue streams. The sales of solvent and ultraviolet cured, or UV, inks, which businesses we acquired in the VUTEk acquisition, are expected to provide the recurring revenue stream. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

Cash	$7,395
Other tangible assets	44,142
In-process research and development	45,300
Acquired technology	64,500
Customer relationships	36,400
Trademarks and trade names	38,500
Goodwill	116,839

353,076
Liabilities assumed	(33,398)
Deferred tax liability, net	(30,528)

Total purchase price	$289,150

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

The pro forma information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisitions been completed as of the beginning of the periods presented and should not be taken as representative of our future consolidated results of operations or financial condition.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Revenue	$120,741	$239,030

Net income	$5,280	$5,142

Net income per basic common share	$0.10	$0.10

Net income per diluted common share	$0.09	$0.09

8. Disposition of Product Line

During the second quarter of 2006 the Company sold its inventory and intangible assets related to its mobile workforce automation (MWA) line of products. Gross proceeds from the sale were $10,000 and the Company recognized a gain of $6,995.

9. Investments

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	June 30, 2006				December 31, 2005
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Municipal securities	$5,067	$4	$(17)	$5,054	$8,842	$—	$(59)	$8,783
U.S. Government securities	62,066	3	(723)	61,346	65,999	1	(1,189)	64,811
Corporate debt securities	191,761	1	(2,355)	189,407	217,132	13	(3,162)	213,983

	$258,894	$8	$(3,095)	$255,807	$291,973	$14	$(4,410)	$287,577

The following is a summary of the amortized cost and estimated fair value of investments at June 30, 2006, by maturity date (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$81,625	$81,242
Mature in one to three years	177,269	174,565

Total	$258,894	$255,807

For the three months ended June 30, 2006 and 2005, $83 and $893 was recognized in realized losses on the sale of investments, respectively. For the six months ended June 30, 2006 and 2005, $91 and $896 was recognized in realized losses on the sale of investments, respectively. As of June 30, 2006 and December 31, 2005, net unrealized losses of $3,087 and $4,396, respectively, were included in accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

10. Balance Sheet Components

	June 30, 2006	December 31, 2005
Accounts receivable:
Accounts receivable	$99,680	$72,232
Less allowances for bad debt and sales rebates and reserves	(6,748)	(4,306)

Total	$92,932	$67,926

Inventories:
Raw materials	$13,832	$12,508
Work-in-process	1,377	2,344
Finished goods	11,367	11,022

Total	$26,576	$25,874

Other current assets:
Deferred income taxes, current portion	$25,781	$26,581
Receivable from sub-contract manufacturers	1,653	1,449
Other	5,727	4,237

Total	$33,161	$32,267

Property and equipment:
Land, building and improvements	$42,734	$42,515
Equipment and purchased software	46,435	44,155
Furniture and leasehold improvements	18,479	14,570

Subtotal	107,648	101,240
Less accumulated depreciation and amortization	(55,750)	(51,640)

Total	$51,898	$49,600

Other assets:
Debt issuance costs, net	$2,644	$3,344
Other	2,045	1,932

Total	$4,689	$5,276

Accrued and other liabilities:
Accrued compensation and benefits	$18,905	$25,570
Deferred revenue	25,759	23,620
Accrued warranty provision	6,188	5,644
Accrued royalty payments	4,039	5,245
Other accrued liabilities	24,269	27,956

Total	$79,160	$88,035

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

11. Goodwill and Other Identified Intangible Assets

A reconciliation of the activity in goodwill for 2005 and 2006 is presented below:

Beginning balance, January 1, 2005	$73,768

Additions	116,839	(1)
Impairments	—
Other	(940	)(2)

Ending balance, December 31, 2005	$189,667

Additions	184	(3)
Impairments
Other	383	(4)

Ending balance, June 30, 2006	$190,234

(1)	The additions to goodwill consist of $116,839 million for VUTEk, Inc.
(2)	Included in “Other” are translation adjustments on the Best GmbH balance of ($647) and an adjustment to taxes payable related to prior acquisitions of ($293).
(3)	The additions to goodwill consist of $184 related to prior acquisitions upon filing final tax returns to release various tax related assets recorded at acquisition.
(4)	Included in “Other” are translation adjustments on the Best GmbH balance of ($383).

During the third quarter of 2005 we performed our annual review of all intangible assets with an indefinite life, including goodwill, as required under SFAS No. 142, Goodwill and Other Intangible Assets. As of June 30, 2006, we were not required to recognize any impairment charges against our indefinite–lived intangible assets.

	Weighted Average Life at 06/30/2006	June 30, 2006			December 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.5 years	$99,015	$(44,518)	$54,497	$102,647	$(34,583)	$68,064
Patents, trademarks and trade names	24.5 years	49,195	(9,532)	39,663	49,176	(8,385)	40,791
Other intangible assets	5.9 years	56,018	(16,332)	39,686	57,007	(12,140)	44,867

Total amortizable intangible assets	9.7 years	$204,228	$(70,382)	$133,846	$208,830	$(55,108)	$153,722

Aggregate amortization expense for amortizable intangible assets was $18,054 and $8,462 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, future estimated amortization expense related to amortizable intangible assets was estimated to be:

2006 (remainder)	$17,284
2007	32,304
2008	27,520
2009	14,449
2010 and thereafter	42,289

Total	$133,846

12. Long-term Debt

On June 4, 2003, we sold $240,000 of Debentures in a private placement, which are unsecured senior obligations, paying interest semi-annually in arrears at an annual rate of 1.50%. Beginning in the sixth year after issuance additional interest at a rate of 0.35% per annum will be paid under certain specified conditions. The Debentures are convertible before maturity into 9,084 shares of our common stock at a conversion price of

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

approximately $26.42 per share of common stock but only upon the stock trading at or above $31.70 per share for 20 consecutive trading days during the last 30 consecutive trading days of the preceding fiscal quarter, or upon the occurrence of certain other specified events. None of the events that would cause the Debentures to be convertible have occurred as of June 30, 2006. We may redeem the Debentures at our option, on or after June 1, 2008 at a redemption price equal to par plus accrued and unpaid interest, if any. In addition, holders of the Debentures may require us to repurchase all or some of the Debentures on June 1, 2008, 2013 and 2018 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any. Any Debentures repurchased on June 1, 2008 will be paid for in cash, but any Debenture repurchased on June 1, 2013 or 2018 may be paid for in cash, our common stock, or any combination thereof. Additionally, a holder may require us to repurchase all or a portion of that holder’s Debentures if a fundamental change, as defined in the indenture, occurs prior to June 1, 2008 at 100% of their principal amount, plus any accrued and unpaid interest, including contingent interest, if any. In such event, we may choose to pay the repurchase price in cash, our common stock, or any combination thereof.

	June 30, 2006	December 31, 2005
1.50% Senior Convertible Debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$240,000

	$240,000	$240,000

13. Income taxes

For the second quarter of 2006, we recorded a tax provision of approximately 29.5% of pre-tax income compared to a tax benefit of 2% on a pre-tax loss for the same period in 2005. The tax provision for the second quarter of 2006 included a charge of $2,880 related to the sale of assets of the mobile workforce automation line of products (MWA). In 2005, the tax benefit for the second quarter was reduced by $13,370 due to the impact of the charge for in-process research and development costs related to the VUTEk acquisition and $2,254 related to our decision to repatriated foreign earnings pursuant to the American Jobs Creation Act of 2004. These reductions of the tax benefit in 2005 were partially offset by the reassessment of taxes resulting in a favorable adjustment of $3,536 related to the profitability of foreign operations in 2003 and 2004.

For the six months ended June 30, 2006, we recorded a tax provision of approximately 23.5% compared to a tax benefit of 2.5% for the same period in 2005. Primary differences in the rate of tax charge and benefit for the six month periods are described above. In addition, the provision for the first two quarters of 2006 included a benefit of approximately $400 related to a reduction in tax reserves, established in prior years on income from foreign operations, since such reserves are no longer required.

Primary differences in 2006 between our recorded tax provision rate and the US statutory rate of 35% for the periods above include tax benefits associated with credits for state research and development costs, lower taxes on foreign earnings permanently invested in 2006, and the tax effects of charges related to stock-based compensation recorded pursuant to SFAS 123(R), which are non-deductible for tax purposes. For 2005, primary differences between the recorded tax benefit rate and the US statutory rate included tax benefits associated with credits for research and development and lower taxes on foreign earnings.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method included a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

14. Credit Risk Concentration

For the six months ended June 30, 2006 we had two major customers, Xerox and Canon, each with total revenues greater than 10% of our total revenues for the period. These customers, in order of magnitude, accounted for approximately 21% and 15% of revenue for the six months ended June 30, 2006. For the six months ended June 30, 2005 we had three major customers, Xerox, Canon and Konica Minolta, each with total revenues greater than 10% of our total revenues for those periods. These customers, in order of magnitude, accounted for approximately 21%, 19% and 13% of revenue in the six months ended June 30, 2005.

Canon and Xerox, each with accounts receivable balances greater than 10% of our total accounts receivable balance, in aggregate accounted for approximately 32% of the accounts receivable balance as of June 30, 2006. Canon, Konica Minolta and Xerox, each with accounts receivable balances greater than 10% of our total accounts receivable balance, in aggregate accounted for approximately 39% of the accounts receivable balance as of December 31, 2005.

The diversification of our customer base through recent acquisitions has decreased our dependency on individual customers as evidenced by the drop in individual customers that account for more than 10% of our revenues and accounts receivable balances.

15. Commitments and Contingencies

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

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no material deficiency to the guaranteed value at June 30, 2006. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56,850 for the 303 Lease and $31,730 for the 301 Lease at June 30, 2006 for a total of $88,580 shown as restricted investments on the face of the balance sheet) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.

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

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

Product Warranties

FASB Interpretation No 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. Our products are generally accompanied by a 12-month warranty, which covers both parts and labor. We accrue for warranty costs as part of our cost of sales based on associated material product costs and technical support labor costs. We base the warranty provision upon our historical experience. The acquisition of VUTEk in June 2005 substantially increased our warranty reserves.

Changes in the warranty accruals for the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005
Balance at January 1	$5,644	$1,838
Warranty obligation assumed in connection with acquisition of VUTEk	—	1,507
Provision for warranty during the period	2,551	1,201
Settlements	(2,007)	(1,268)

Balance at June 30	$6,188	$3,278

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

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.: On May 17, 2005, Leggett & Platt, Inc., or L&P, and its patent holding subsidiary brought a patent infringement action against VUTEk, a company acquired by us in June 2005, in the United States District Court in the Eastern District of Missouri. On June 29, 2005, we answered L&P’s complaint and counter-claimed, asking the court to find that L&P had no objective or subjective basis for bringing the action and that the asserted patent is invalid and not infringed. A Markman hearing was held in April 2006. Fact discovery is now complete and the parties are engaged in expert discovery through the end of August 2006. The case is set for trial in March 2007.

Citiline Holdings, Inc. v. Printcafe Software, Inc., Marc Olin, Joseph Whang, Amos Michelson, et al.: On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., a wholly owned subsidiary we acquired in October 2003 and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. In June 2004, an amended complaint was filed in the action adding additional Printcafe directors as defendants. In February 2005, the parties reached an agreement to fully and finally resolve this litigation. The parties executed a written Stipulation and Agreement of Compromise and Settlement in September 2005 and jointly moved for the Court’s preliminary approval of the settlement. On December 20, 2005, the Court preliminarily approved the proposed settlement, certified the settlement class and directed the issuance of notice. In accordance with class action procedures, a final hearing was conducted on

Electronics for Imaging, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except for per share amounts)

April 7, 2006 by the US Federal Court in Pittsburgh with the Court granting approval of the settlement. No appeal or objection was made by any defendant and the settlement became final May 7, 2006. This matter is now closed.

US Bureau of Industry and Security (BIS) Export Investigation

We recently learned that there is an open investigation by the US Bureau of Industry and Security (BIS) under the US Department of Commerce relating to VUTEk’s compliance with the export regulations in connection with several export sales to Syria in 2004. The investigation was initiated in January 2005, prior to EFI’s acquisition of VUTEk in June 2005. At present, we believe that these matters will be resolved solely with administrative penalties. However, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business with our sales outside the United States and Canada.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, beliefs, expectations, forecasts and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed in Item 1a: Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2005, as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We adopted SFAS 123(R) in January 2006 which requires us to record compensation expense for equity awards and stock options given to our employees. We must use our judgment in determining the correct way to obtain and apply the assumptions needed for the valuation of stock options, issuances under our ESPP, and stock awards. We also are required to apply a forfeiture rate to reflect what we believe will be our final expense related to stock-based compensation. The amounts recorded as stock-based compensation expense are subject to change if our assumptions for the variables used in determining the fair value of the instruments and the forfeiture rates are revised at later dates.

Results of Operations

The following table sets forth items in our condensed consolidated statements of income as a percentage of total revenue for the three and six months ended June 30, 2006 and 2005 and the percentage change from 2006 over 2005. These operating results are not necessarily indicative of our results for any future period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Revenue	100.0%	100.0%	38.7%	100.0%	100.0%	50.0%
Cost of revenue	39.9%	37.7%	46.9%	39.7%	36.5%	63.3%

Gross Profit	60.1%	62.3%	33.7%	60.3%	63.5%	42.4%
Operating expenses:
Research and development	22.1%	27.4%	11.6%	22.8%	29.6%	15.6%
Sales and marketing	18.7%	18.5%	39.7%	17.9%	19.4%	38.5%
General and administrative	8.7%	8.7%	38.3%	6.7%	8.9%	12.9%
Restructuring charges	0.0%	0.0%	0.0%	0.0%	1.5%	-100.0%
Amortization of identified intangibles	6.5%	5.3%	70.1%	6.6%	4.7%	113.4%
Acquired in-process research and development expense	0.0%	38.6%	-100.0%	0.0%	21.1%	-100.0%

Total operating expenses	56.0%	98.6%	-21.3%	54.1%	85.2%	-4.8%

Income (loss) from operations	4.1%	-36.2%	115.8%	6.2%	-21.7%	142.8%

Interest and other income, net:
Interest and other income	3.8%	3.2%	63.5%	3.7%	3.9%	45.4%
Gain on sale of product line	5.1%	0.0%	100.0%	2.6%	0.0%	100.0%
Interest expense	-0.9%	-1.3%	-0.1%	-0.9%	-1.4%	-0.2%

Total interest and other income, net	8.0%	2.0%	462.5%	5.4%	2.5%	227.4%

Income (loss) before income taxes	12.1%	-34.3%	149.1%	11.6%	-19.2%	190.4%
(Provision for) benefit from income taxes	-3.6%	0.7%	851.5%	-2.7%	0.5%	987.6%

Net income (loss)	8.6%	-33.6%	135.3%	8.8%	-18.7%	170.8%

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

On a sequential basis, the revenue performance in the second quarter of 2006 in the Controller category was even with first quarter 2006 results. PPA experienced a 3% increase on a sequential basis from the previous quarter. The Inkjet Products category increased 6% in the second quarter of 2006 over the first quarter of 2006.

The following table shows revenue by product category for the three months ended June 30, 2006 compared to the three months ended June 30, 2005:

	Three Months Ended June 30, 2006
	2006	Percent of Total	2005	Percent of Total	Change
					$	%
Controllers	$75,748	55%	$68,973	70%	$6,775	10%
Professional Printing Applications	19,163	14%	18,448	18%	715	4%
Inkjet Products	42,427	31%	11,615	12%	30,812	265%

Total Revenue	$137,338	100%	$99,036	100%	$38,302	39%

Our total revenue increased by 39% to $137,338 in the second quarter of 2006, compared to $99,036 in the second quarter of 2005. The Controller category increased 10% in the second quarter of 2006 when compared to the same period in 2005, mostly attributable to new product launches in the controller category with some of our major OEM partners. The addition of Inkjet Products from our June 2005 acquisition of VUTEk contributed 80% of the increase in our total revenue for the second quarter of 2006 as compared to the second quarter of 2005.

For the three months ended June 30, 2006 and 2005, the PPA category showed a 4% increase in the second quarter of 2006 over the same period of 2005. The decrease in relative percentage of total revenue in the Controller and PPA categories was primarily due to the addition of the Inkjet Products category in 2006. The Inkjet Products category is comprised of the products related to the June 2005 acquisition of VUTEk.

The following table shows revenue by product category for the six months ended June 30, 2006 compared to the six months ended June 30, 2005:

	Six Months Ended June 30, 2006
	2006	Percent of Total	2005	Percent of Total	Change
					$	%
Controllers	$151,501	56%	$133,584	74%	$17,917	13%
Professional Printing Applications	37,808	14%	35,840	20%	1,968	5%
Inkjet Products	82,294	30%	11,615	6%	70,679	609%

Total Revenue	$271,603	100%	$181,039	100%	$90,564	50%

Our total revenue increased by 50% to $271,603 in the first half of 2006, compared to $181,039 in the first half of 2005. The Controller category increased 13% in the first half of 2006 when compared to the same period in 2005, mostly attributable to new product launches with some of our major OEM partners. The addition of Inkjet Products from our June 2005 acquisition of VUTEk contributed 78% of the increase in our total revenue compared to the first half of 2005.

For the six months ended June 30, 2006 and 2005, the PPA category showed a 5% increase in the first half of 2006 over the same period of 2005. The decrease in relative percentage of total revenue in the Controller and PPA categories was primarily due to the addition of Inkjet Products in 2006. The Inkjet Products category is comprised of the products related to the June 2005 acquisition of VUTEk.

The following table shows revenue by geographic area for the three-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006
	2006	Percent of Total	2005	Percent of Total	Change
					$	%
Americas	$70,722	51%	$56,442	57%	$14,280	25%
Europe	39,781	29%	26,086	26%	13,695	52%
Japan	14,406	11%	11,147	11%	3,259	29%
Rest of World	12,429	9%	5,361	6%	7,068	132%

Total Revenue	$137,338	100%	$99,036	100%	$38,302	39%

The increase in revenue across all geographic regions was driven by the addition of the Inkjet Products line in June 2005. Inkjet Products in the Americas, Europe and Rest of World regions contributed 13%, 11% and 7% of second quarter total revenues, respectively. In the individual regions, Inkjet Products represented 25%, 38%, 1% and 77% of revenue for the Americas, Europe, Japan and Rest of World, respectively. Overall revenue in the Americas and Europe regions increased from the second quarter of 2005 due to the inclusion of VUTEk for the full second quarter of 2006 and stronger demand for our controller products. The Japanese revenue increase was driven by stronger sales in our print servers and the design-licensed color solutions due to new product introduction. The design-licensed color solutions were often sold to OEM customers in Japan for incorporation into their products which were then shipped from Japan to other countries. The Rest of World region, which includes Asia Pacific but excludes Japan, showed a 132% increase in revenue largely attributable to sales of Inkjet Products.

The following table shows revenue by geographic area for the six-month periods ended June 30, 2006 and 2005:

	Six Months Ended June 30, 2006
	2006	Percent of Total	2005	Percent of Total	Change
					$	%
Americas	$138,450	51%	$104,809	58%	$33,641	32%
Europe	79,785	29%	45,795	25%	33,990	74%
Japan	27,897	10%	20,945	12%	6,952	33%
Rest of World	25,471	10%	9,490	5%	15,981	168%

Total Revenue	$271,603	100%	$181,039	100%	$90,564	50%

Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations which in turn sell through to other locations, making it difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what is reported. We expect that sales outside of the U.S. will continue to represent a significant portion of our total revenue.

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the three and six month periods ended June 30, 2006, two customers - Canon and Xerox – each provided more than 10% of our revenue individually and approximately 35% and 36%, respectively, of revenue in the aggregate. We have shown a decrease in our dependency on the OEM business in the second quarter and first half of 2006 compared to the same periods in 2005, where three customers – Canon, Konica Minolta, and Xerox – each provided more than 10% of our revenue individually and approximately 51% and 53%, respectively, of total revenue in the aggregate.

The decreasing trend in OEM dependency is attributable to the addition of the VUTEk business where most of the revenue is generated from sales to distributors and direct customers. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations by most of our OEMs to purchase our products at all, or in significant amounts. Such reductions have in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenues from VUTEk and our professional printing applications, the percentage of our revenue that comes from individual OEMs will continue to decrease.

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

Gross Margins

For both the quarter and six months ended June 30, 2006 our gross margin was 60% compared to 62% and 64%, respectively for the same periods of 2005. This decrease primarily resulted from lower gross margin inkjet products driving down our overall gross margin.

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

Operating Expenses

Operating expenses as a percentage of revenue were 56% and 99% for the three-month periods ended June 30, 2006 and 2005, respectively. Operating expenses as a percentage of revenue were 54% and 85% for the six-month periods ended June 30, 2006 and 2005, respectively.

We anticipate that operating expenses may increase in future periods both in absolute dollars and as a percentage of revenue as investments are made in new business areas and in direct and channel relationships in our sales organization.

The following table shows operating expenses for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Change		2006	2005	Change
			$	%			$	%
Research and development	$30,331	$27,176	$3,155	12%	$61,891	$53,555	$8,336	16%
Sales and Marketing	25,641	18,356	7,285	40%	48,751	35,194	13,557	39%
General and administrative	11,882	8,592	3,290	38%	18,156	16,085	2,071	13%
Restructuring charges	—	—	—	0%	—	2,685	(2,685)	-100%
Amortization of identified intangibles	8,990	5,286	3,704	70%	18,054	8,462	9,592	113%
Acquired in-process research and development expense	—	38,200	(38,200)	-100%	—	38,200	(38,200)	-100%

Total operating expenses	$76,844	$97,610	$(20,766)	-21%	$146,852	$154,181	$(7,329)	-5%

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation, and costs of prototype materials.

Research and development expenses for the three-month period ended June 30, 2006 were $30,331 or 22% of revenue compared to $27,176 or 27% of revenue in the second quarter of 2005. In absolute dollars, research and development expense increased by approximately $3,155 in the second quarter of 2006 from the second quarter of 2005. The major factors in the increase were the expenses related to stock-based compensation of $1,702 and the VUTEk acquisition. Decreases in employee costs offset by increases consisting of facilities and IS&T costs made up the remaining change.

Research and development expenses for the six months ended June 30, 2006 were $61,891 or 23% of revenue compared to $53,555 or 30% of revenue for the second half of 2005. In absolute dollars, research and development expense increased by approximately $8,336 in the second half of 2006 compared to the second half of 2005. The major factors contributing to the increase were expenses related to stock-based compensation of $3,343 and the VUTEk acquisition. Remaining increases were driven by higher facilities and IS&T costs as well as prototype and other non-recurring engineering expenses offset by decreases resulting from employee cost reductions.

We believe that the development of new products and the enhancement of existing products are essential and intend to continue to devote substantial resources to research and new product development efforts. Accordingly, we expect that our research and development expenses may increase in absolute dollars and also as a percentage of revenue in future periods.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs, and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Asia, and other locations around the world.

Sales and marketing expenses for the three-month period ended June 30, 2006 were $25,641 or 19% of revenue compared to $18,356 or 19% of revenue for the three months ended June 30, 2005. Sales and marketing expense increased by approximately $7,285 in the second quarter of 2006 from the second quarter of 2005. The major factors in the increase were expenses related to stock-based compensation of $721 and the VUTEk acquisition as well as heavy tradeshow activity during the second quarter of 2006.

Sales and marketing expenses for the six months ended June 30, 2006 were $48,751 or 18% of revenue compared to $35,194 or 19% of revenue for the six months ended June 30, 2005. Sales and marketing expense increased by approximately $13,557 in the first half of 2006 over the first half of 2005. The major factors contributing to the increase were expenses related to stock-based compensation of $1,280 and the VUTEk acquisition. Also contributing to the increase were slight increases in facility and IS&T costs, offset by reductions in employee costs and general marketing expenses.

We expect that our sales and marketing expenses may increase in absolute dollars as we continue to actively promote our products, introduce new products and services, and continue to build our sales and marketing organization, particularly in Europe and Asia Pacific. Also, sales and marketing expenses may increase as we continue to grow our software solutions, VUTEk products and other new product lines which require greater sales and marketing support from us. We expect that if the US dollar remains volatile against the Euro or other currencies, sales and marketing expenses reported in US dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, professional fees, and other costs associated with being a public company.

General and administrative expenses were $11,882 for the quarter ended June 30, 2006, or 9% of revenue, compared to $8,592 for the quarter ended June 30, 2005, or 9% of revenue. The increase of $3,290 consisted of expenses related to stock based compensation of $2,797 and the VUTEk acquisition. Other changes consisted of increases in legal and consulting expenses.

General and administrative expenses were $18,156 for the six months ended June 30, 2006, or 7% of revenue, compared to $16,085 for the six months ended June 30, 2005, or 9% of revenue. The $2,071 increase consisted mostly of expenses related to stock based compensation of $4,187, the VUTEk acquisition and an increase in consulting fees, offset by the collection of $3,773 in accounts receivable balances previously deemed uncollectible, which resulted in an adjustment to the fair value of the acquired VUTEk accounts receivables, and reductions in legal expenses.

We expect that fees paid to our independent registered public accounting firm related to the Sarbanes-Oxley Act compliance and implementation of new accounting standards and other regulatory costs will continue to increase our general and administrative expenses. We also expect that if the US dollar remains volatile against the Euro or other currencies, general and administrative expenses reported in US dollars could fluctuate from quarter to quarter.

Restructuring Charges

In December 2004 we announced that we would reduce our worldwide headcount by approximately 5% in an effort to reduce operating expenses in future periods. During the first half of 2005 we incurred severance costs of approximately $2,685. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended June 30, 2006 was $8,990 compared to $5,286 for the three months ended June 30, 2005. Amortization of identified intangibles for the six months ended June 30, 2006 was $18,054 compared to $8,462 for the six months ended June 30, 2005. The addition of intangibles acquired in 2005 in our VUTEk acquisition account for the increase in amortization expense. Additional information on the amortization of intangibles can be found in Note 11 of the Notes to the Condensed Consolidated Financial Statements.

Interest and Other Income, Net

Interest and Other Income

Interest income is derived mainly from our short-term investments, net of investment fees. For the three months ended June 30, 2006 interest and other income was $5,243, while for the three months ended June 30, 2005 it was $3,206. For the six months ended June 30, 2006 interest and other income was $10,148, while for the six months ended June 30, 2005 it was $6,980. The increases during the comparison periods were driven by higher interest rates and higher account balances. Also included in interest and other income for the second quarter of 2006 was a $6,995 gain from the sale of one of our product lines.

Interest Expense

The only material component of interest expense is the interest expense and debt amortization costs related to our 1.50% senior convertible debt of approximately $1,252 and $1,253 for the second quarter of 2006 and 2005, respectively. For the first half of 2006 and 2005, interest expense and debt amortization costs were approximately $2,503 and $2,508, respectively.

Income Taxes

For the second quarter of 2006, we recorded a tax provision of approximately 29.5% compared to a tax benefit of 2% for the same period in 2005. In 2006, the second quarter’s tax provision was increased by $2,880 related to the sale of the MWA assets. In 2005, the second quarter’s tax benefit was reduced $13,370 related to in-process research and development costs incurred in the VUTEk acquisition and $2,254 related to our decision to repatriated foreign earnings pursuant to the American Jobs Creation Act of 2004. These reductions were partially offset by release of $3,536 related to a reduction in tax reserves which were no longer needed.

Primary differences between our recorded tax benefit/charge rate and the US statutory rate of 35% for all periods include tax benefits associated with state credits for research and development costs and lower taxes on foreign earnings. In 2006, our effective tax rate was impacted by both the expiration at December 31, 2005 of the federal credit for research and development costs and tax effects of charges related to stock-based compensation recorded pursuant to FAS 123(R), which are non-deductible for tax purposes. In 2005, we also benefited from the federal credit for research and development costs.

In the third quarter of 2006, we plan to align the manufacturing and distribution of several product lines with our controller business. This change in operations is expected to result in a discreet charge for income tax expense in the third quarter of $32 million. This charge will be in excess of our expected effective tax rate for the third quarter of 20% on our consolidated pre-tax income for the quarter. The discreet charge for taxes expected in the third quarter will result in a cash payment for income taxes in December 2006 of approximately $7 million, as we will utilize approximately $35 million in deferred tax assets on our balance sheet to reduce our required tax payments. Our expected effective tax rate for the balance of 2006 of 20%, exclusive of this discreet charge, may be revised during the third and fourth quarters as our forecasts of pre-tax income, taxes, and tax benefits change in future periods.

Liquidity and Capital Resources

    Overview

As of June 30, 2006 we had cash, cash equivalents and investments totaling $497,466, as compared to $469,616 at December 31, 2005. The increase of $27,850 was the result of cash received from the exercise of stock options and employee stock purchases of $27,546, the $10,000 proceeds from the sale of our MWA product line, $18,757 generated from operations, offset by $28,872 of cash used to repurchase shares of our common stock. A more detailed discussion of changes in our liquidity follows.

	June 30, 2006	December 31, 2005
Cash and cash equivalents	$241,659	$182,039
Short term investments	255,807	287,577

Total cash, cash equivalents and short term investments	$497,466	$469,616

Operating Activities

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. DSOs were 61 days at June 30, 2006 compared to 42 days at December 31, 2005. We calculate accounts receivable DSO on a basis by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by the total days in the quarter. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As the percentage of our software- and VUTEk-related revenue increases, we expect DSOs to trend higher. DSOs in the software industry are traditionally higher than in the OEM business model, as are the DSO’s in the VUTEk model which is primarily direct sales. In the first six months of 2006 and 2005 the increase in our accounts receivable balance decreased our cash flow $26,755 and $3,168, respectively. Our operating cash flows were also reduced by an adjustment of $3,773 related to the collection of accounts receivable balances previously deemed uncollectible.

Our working capital, defined as current assets minus current liabilities, was $529,090 at June 30, 2006 and $460,384 at December 31, 2005 an increase of approximately $68,706. The increase in our accounts receivable balances and the decrease in accounts payable and accrued liabilities reduced our cash flows by $35,704 for the six months ended June 30, 2006. This was offset by non-cash charges to income of $39,068 for depreciation, amortization, allowances for bad debt and inventory obsolescence and stock-based compensation. We also had a non-cash outflow of $4,993 in our operating activities from the excess tax benefit from our stock-based compensation.

We expect to meet our obligations as they become due through available cash and funds generated from operations. We expect to generate positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Investing Activities

Investments

We received net proceeds from our marketable securities in the six months ended June 30, 2006 of $33,138. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Property and Equipment

Net purchases of property and equipment were $5,975 in the first half of 2006. Our property and equipment additions have historically been funded from operations. We also received $10,000 in the second quarter of 2006 related to the sale of the MWA assets.

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

Financing Activities

The primary source of funds from financing activities in 2006 was the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $27,546 in the first half of 2006. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions.

If our stock price rises, more employees’ options will be “in the money”, and the employees will be more likely to exercise their options, which results in cash to us. If our stock price decreases, more of our employees’ options will be “out of the money” or “under water”, and therefore, the employees will be less likely to exercise options, which will result in less cash being received by us. The $21,576 increase in cash proceeds from the exercise of stock options and employee stock purchase plan sales from the first half of 2005 to the first half of 2006 was primarily the result of the higher market prices for our common stock in the first half of 2006.

Our employee stock purchase plan (“ESPP”) has historically had a high participation rate, and generated $2,938 and $2,723 in the first half of 2006 and 2005, respectively. We expect that the participation levels in our ESPP will continue to be high.

Under SFAS 123(R), we are now required to report the excess tax benefit associated with stock-based compensation as a financing cash in-flow. The tax benefit for the six months ended June 30, 2006 was $4,993. In the same six-month period a year ago we had excess tax benefits associated with stock-based compensation of $460, which was reported as an operating cash in-flow as part of stock-based compensation.

Inventory

Our inventory consists primarily of components related to our wide-format inkjet printer business and memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing our controller products. Should we decide to purchase components and do our own manufacturing of our controller products, or should it become necessary for us to purchase and sell components other than the processors, ASICs or memory subsystems for our contract manufacturers, inventory balances and potentially fixed assets would increase significantly, thereby reducing our available cash resources. Further, the inventory we carry could become obsolete thereby negatively impacting our consolidated financial position and results of operations. We also rely on several sole-source suppliers for certain key components and could experience a significant negative impact on our consolidated financial position and results of operations if such supplies were reduced or not available. Our acquisition of VUTEk in June 2005 has significantly increased our inventory exposure. Unlike our controller business where we outsource manufacturing, we manufacture the VUTEk products, including both ink and printers in our owned and managed facility.

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

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no material deficiency to the guaranteed value at June 30, 2006. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56,850 for the 303 Lease and $31,730 for the 301 Lease at June 30, 2006) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.

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

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 15 of the Notes to the Condensed Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock and working capital.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward foreign exchange contracts outstanding as of June 30, 2006.

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material positive impact on the fair market value of our investment portfolio. We do not currently hedge these interest rate exposures.

The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2006 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points (BPS).

	DECREASE IN INTEREST RATES			INCREASE IN INTEREST RATES
(In thousands)	-100 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total Fair Market Value	$485,262	$484,312	$483,836	$482,886	$482,411	$481,460
Percent Change in Fair Values	0.39%	0.20%	0.10%	-0.10%	-0.20%	-0.39%

The fair value of our long-term debt, including current maturities, was estimated to be $234.9 million as of June 30, 2006.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the quarter ended June 30, 2006, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the second quarter of 2006, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.: On May 17, 2005, Leggett & Platt, Inc., or L&P, and its patent holding subsidiary brought a patent infringement action against VUTEk, a company acquired by us in June 2005, in the United States District Court in the Eastern District of Missouri. On June 29, 2005, we answered L&P’s complaint and counter-claimed, asking the court to find that L&P had no objective or subjective basis for bringing the action and that the asserted patent is invalid and not infringed. A Markman hearing was held in April 2006. Fact discovery is now complete and the parties are engaged in expert discovery through the end of August 2006. The case is set for trial in March 2007.

Citiline Holdings, Inc. v. Printcafe Software, Inc., Marc Olin, Joseph Whang, Amos Michelson, et al.: On June 25, 2003, a securities class action complaint was filed against Printcafe Software, Inc., a wholly owned subsidiary we acquired in October 2003 and certain of Printcafe’s officers in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Printcafe’s initial public offering and subsequent press releases. In June 2004, an amended complaint was filed in the action adding additional Printcafe directors as defendants. In February 2005, the parties reached an agreement to fully and finally resolve this litigation. The parties executed a written Stipulation and Agreement of Compromise and Settlement in September 2005 and jointly moved for the Court’s preliminary approval of the settlement. On

December 20, 2005, the Court preliminarily approved the proposed settlement, certified the settlement class and directed the issuance of notice. In accordance with class action procedures, a final hearing was conducted on April 7, 2006 by the US Federal Court in Pittsburgh with the Court granting approval of the settlement. No appeal or objection was made by any defendant and the settlement became final May 7, 2006. This matter is now closed.

US Bureau of Industry and Security (BIS) Export Investigation: EFI recently learned that there is an open investigation by the US Bureau of Industry and Security (BIS) under the US Department of Commerce relating to VUTEk’s compliance with the export regulations in connection with several export sales to Syria in 2004. The investigation was initiated in January 2005, prior to EFI’s acquisition of VUTEk in June 2005. At present, we believe that these matters will be resolved solely with administrative penalties. However, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business with our sales outside the United States and Canada.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analsyis – Forward-looking Statements” in Part 1, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1a, Part II, Items 7 and 7a, of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

(in thousands, except share and per share amounts)

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (d)
April 1 - 30, 2006	—	$—	—	$91,815
May 1 - 31, 2006	75,455	$24.24	75,455	$89,986
June 1 - 30, 2006	925,100	$21.53	925,100	$70,066

Total	1,000,555	$21.74	1,000,555	$70,066

(1)	On August 26, 2004 we announced that our Board of Directors had approved $100.0 million for the repurchase of our outstanding common stock. We began repurchasing shares under this program in August 2004 and as of June 30, 2006 we had repurchased 1,327,176 shares. Our buy back program is limited by SEC regulations and by trading windows set by Company policy.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 7, 2006, our stockholders:

1.	Approved the amendments to the Company’s 2004 Equity Incentive Plan to: (i) increase the number of shares of Common Stock authorized for issuance thereunder by an aggregate of 4,500,000 shares; and (ii) consolidate the shares otherwise available for award grant purposes under certain of the equity compensation plans currently maintained by the Company into the Company’s 2004 Equity Incentive Plan. The voting results were 37,342,107 – For; 11,301,605 – Against; and 73,839 – Abstained.

2.	Approved the amendment to the Company’s 2000 Employee Stock Purchase Plan to extend and increase an automatic share increase feature beginning with calendar year 2006 and continuing through calendar year 2012 by an amount equal to three-quarters of one percent (0.75%) of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year. The voting results were 41,032,482 – For; 7,611,989 – Against; and 74,055 – Abstained.

3.	Elected Gill Cogan, Jean-Louis Gassée, Guy Gecht, James S. Greene, Dan Maydan, Christopher B. Paisley, Fred Rosenzweig and Thomas I. Unterberg to the Board of Directors of the Company to terms expiring at the Annual Meeting of Stockholders in the year 2007. The following table sets forth the votes for each director:

Board Member	Votes For	Withheld
Gill Cogan	48,340,697	5,540,073
Jean-Louis Gassée	47,881,209	5,999,561
Guy Gecht	50,135,317	3,745,453
James S. Greene	49,892,918	3,987,852
Dan Maydan	49,835,813	4,044,957
Christopher B. Paisley	49,869,389	4,011,381
Fred Rosenzweig	48,848,131	5,032,639
Thomas Unterberg	49,822,065	4,058,705

ITEM 5. OTHER INFORMATION

During the second quarter of 2006, we entered into Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, which is effective as of January 1, 2006 (“Amendment No. 4”). Pursuant to Amendment No. 4, the Company and Adobe agreed to amend certain terms relating to royalty payments and license fee payments.

The material terms of the OEM Distribution and License Agreement and Amendment No. 1 to such agreement are described in the Annual Report on Form 10-K filed with the Commission by the Company on March 16, 2006, and such agreement and amendment were filed as Exhibit 10.22 to such Annual Report. The material terms of Amendment No. 2 to such agreement are described in the Quarterly Report on Form 10-Q filed with the Commission by the Company on May 10, 2006, and such amendment was filed as Exhibit 10.23 to such Quarterly Report. Amendment No. 3 to such agreement has not been executed, and is not effective, as of the date of this Quarterly Report on Form 10-Q.

A copy of the Amendment No. 4 is filed with this Quarterly Report on Form 10-Q as Exhibit 10.24. We have requested confidential treatment of portions of Amendment No. 4.

ITEM 6. EXHIBITS

No.	Description
10.24++	Amendment No. 4 to OEM Distribution and License Agreement effective as of January 1, 2006

12.1	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

++	The Company has requested confidential treatment with respect to portions of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: August 9, 2006	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	/s/ John Ritchie
John Ritchie
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description
10.24++	Amendment No. 4 to OEM Distribution and License Agreement effective as of January 1, 2006

12.1	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

++	The Company has requested confidential treatment with respect to portions of this document.