Form 10-Q
period 2006-09-30
ELECTRONICS FOR IMAGING INC
filed 2007-10-19
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of October 15, 2007 was 57,530,227.

ELECTRONICS FOR IMAGING, INC.

EXPLANATORY NOTE

We are restating the following condensed consolidated financial statements and related disclosures in this Quarterly report on Form 10-Q:

(1) our condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005;

(2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 for the three and nine months ended September 30, 2005.

Previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and all earnings press releases and similar communications issued by us, relating to the period 1992 through June 30, 2006 have been affected by the restatement, have not been amended and should not be relied on. Additionally any similar earnings releases or communications issued prior to this restatement should not be relied on.

For more information regarding the restatement, please see Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Financial Statements.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	September 30, 2006	December 31, 2005
		As restated(1)
Assets
Current assets:
Cash and cash equivalents	$195,226	$182,039
Short-term investments, available for sale	328,193	287,577
Accounts receivable, net of allowance for doubtful accounts of $7.5 million and $4.3 million respectively	90,573	67,926
Inventories	29,305	26,770
Other current assets	39,134	32,464

Total current assets	682,431	596,776
Property and equipment, net	50,289	49,600
Restricted investments	88,580	88,580
Goodwill	187,859	189,667
Intangible assets, net	125,126	153,722
Other assets	4,932	10,093

Total assets	$1,139,217	$1,088,438

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,768	$30,937
Accrued and other liabilities	56,537	64,415
Deferred revenue	25,028	25,004
Income taxes payable	37,687	17,343

Total current liabilities	155,020	137,699
Deferred tax liability	14,306	—
Convertible debt	240,000	240,000

Total liabilities	409,326	377,699

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 57,099 and 56,249 shares outstanding, respectively	686	662
Additional paid-in capital	560,080	511,951
Deferred compensation	—	(5,550)
Treasury stock, at cost, 11,485 and 9,964 shares, respectively	(248,512)	(214,722)
Accumulated other comprehensive income (loss)	847	(2,069)
Retained earnings	416,790	420,467

Total stockholders’ equity	729,891	710,739

Total liabilities and stockholders’ equity	$1,139,217	$1,088,438

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
		As restated(2)		As restated(2)
Revenue	$138,212	$141,878	$411,199	$322,143
Cost of revenue(1)	56,036	55,248	164,888	120,985

Gross Profit	82,176	86,630	246,311	201,158

Operating expenses:
Research and development(1)	32,282	27,637	94,190	81,271
Sales and marketing(1)	23,711	23,975	72,462	59,203
General and administrative(1)	12,511	9,933	31,071	26,175
Restructuring charges	—	—	—	2,685
Amortization of identified intangibles	8,767	9,765	26,821	18,227
Acquired in-process research and development	—	—	—	38,200

Total operating expenses	77,271	71,310	224,544	225,761

Income (loss) from operations	4,905	15,320	21,767	(24,603)

Interest and other income
Interest and other income, net	6,730	3,497	16,878	10,477
Gain on sale of product line, net	—	—	6,995	—
Interest expense	(1,251)	(1,250)	(3,754)	(3,758)

Total interest and other income, net	5,479	2,247	20,119	6,719

Income (loss) before income taxes	10,384	17,567	41,886	(17,884)
(Provision for) benefit from income taxes	(38,112)	696	(45,562)	1,595

Net income (loss)	$(27,728)	$18,263	$(3,676)	$(16,289)

Net income (loss) per basic common share	$(0.49)	$0.34	$(0.07)	$(0.30)

Shares used in basic per-share calculation	56,267	54,416	56,518	54,182

Net income (loss) per diluted common share (Note 6)	$(0.49)	$0.29	$(0.07)	$(0.30)

Shares used in diluted per-share calculation (Note 6)	56,267	64,641	56,518	54,182

(1) Includes stock-based compensation expense as follows:
	2006	2005	2006	2005
		As restated (2)		As restated(2)
Cost of revenue	$490	$39	$1,162	$68
Research and development	2,301	176	5,661	387
Sales and marketing	898	64	2,178	127
General and administrative	2,855	646	7,446	1,428

(2) See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2006	2005
		As restated (1)
Cash flows from operating activities:
Net loss	$(3,676)	$(16,289)
Adjustments to reconcile net loss to net cash provided by operating activities:		—
Depreciation and amortization	33,712	24,629
Acquired in-process research and development	—	38,200
Deferred taxes	19,695	1,084
Provision for allowance for bad debts and sales-related allowances	5,053	4,392
Tax benefits from employee stock plans	3,712	265
Excess tax benefit from stock-based compensation	(3,395)	—
Stock-based compensation	16,449	2,010
Gain on sale of product line	(6,995)	—
Provision for inventory obsolescence	246	622
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(29,505)	(13,897)
Inventories	(3,234)	(1,471)
Receivables from sub-contract manufacturers	(1,659)	(404)
Other current assets	(4,234)	569
Accounts payable and accrued liabilities	(1,841)	302
Income taxes payable	20,350	(6,702)

Net cash provided by operating activities	44,678	33,310

Cash flows from investing activities:
(Purchases of) proceeds from sales and maturities of short-term investments, net	(38,090)	217,108
Purchases of property and equipment	(6,093)	(4,002)
Proceeds from sale of product line	10,000	—
Businesses acquired, net of cash received	—	(282,307)
(Purchases) sales of other investments	(335)	186

Net cash used for investing activities	(34,518)	(69,015)

Cash flows from financing activities:
Proceeds from issuance of common stock	33,543	15,296
Purchases of treasury stock	(33,790)	—
Excess tax benefit from stock-based compensation	3,395	—

Net cash provided by financing activities	3,148	15,296

Effect of foreign exchange changes on cash and cash equivalents	(121)	(125)

Increase (decrease) in cash and cash equivalents	13,187	(20,534)
Cash and cash equivalents at beginning of year	182,039	156,322

Cash and cash equivalents at end of year	$195,226	$135,788

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (Interim Financial Statements) include the accounts of Electronics For Imaging, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated. We completed our acquisition of VUTEk as of June 2, 2005. As a result, our condensed consolidated financial statements for the nine months ended September 30, 2005 include the results for VUTEk from the date of acquisition.

These Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed concurrently with this Quarterly Report on Form 10-Q. The December 31, 2005 Condensed Consolidated Balance Sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited Interim Financial Statements reflect all adjustments, including normal recurring adjustments management considers necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. FIN 48 is effective for years beginning after December 15, 2006, and we are required to adopt FIN 48 in the first quarter of 2007. Upon adoption of FIN 48, we will record a cumulative effect adjustment of approximately $4.8 million to decrease accrued tax liabilities and increase opening retained earnings in the first quarter of 2007.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover of reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted SAB 108 during 2006. The adoption did not have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except in limited circumstances. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

2.	Restatement of Condensed Consolidated Financial Statements

Special Committee Investigation of Historical Stock Option Practices

In May 2006, Citigroup published a number of reports, one of which identified us as having well-timed option grants among seven companies in our sector, and therefore, as being at risk for greater scrutiny of our option granting practices. The report identified certain stock options granted to executive officers of the Company on selected dates during the years 1996, 1998, 1999 and 2001.

On August 16, 2006, the first of several shareholder derivative suits was filed, alleging that certain of our current and former officers and directors breached their fiduciary duty in connection with the administration and accounting associated with stock option grants to officers.

On October 20, 2006, our management reviewed information compiled by our litigation counsel, Wilson Sonsini Goodrich and Rosati (“WSGR”) and discussed the matter with the Chairman of the Audit Committee of the Board of Directors. The Board of Directors’ Special Committee, consisting of directors selected to carry out an independent investigation of our historical stock option granting practices, retained independent counsel and forensic accounting advisors to assist with their investigation.

Completion of Special Committee Investigation of Historical Stock Option Practices

On June 25, 2007, the Special Committee, with its independent counsel and forensic accountants, reported their completion of the investigation to Company’s management and the Board of Directors.

The Special Committee investigation focused on our historical stock option granting practices from the Company’s initial public offering on October 2, 1992 through 2006. In particular, they reviewed in detail 22 unique company-wide grant dates and developed observations related to each of the grants on those specific dates. Based on its investigation, the Special Committee concluded, among other things, that we lacked contemporaneous evidence supporting a number of the recorded option grant dates. The affected grants included grants to (1) newly-hired employees, (2) employees joining EFI in connection with one or more acquisitions, and (3) existing employees, officers and directors.

The Special Committee found that grants to newly-hired employees, dated April 1994 through October 2003, were typically priced with an effective date coinciding with a low stock price for a given period. The Special Committee found that a substantial number of the grants to existing officers, directors and employees were priced on dates coinciding with our low stock price for the month, and, in some instances, the quarter. Information collected during the investigation suggests that, prior to 2004, many such option grants were priced with the benefit of a “look back” at historical stock prices, with such “look backs” ranging up to several weeks.

Management’s Review of the Investigative Forensic Evidence provided by the Special Committee

The Special Committee provided to management forensic evidence collected during the investigation in order for us to reassess the original measurement dates selected for accounting purposes. To review the forensic evidence, a systematic approach was developed for evaluating the historical measurement dates for new hire grants (including grants to new hires related to acquisitions) and company-wide (“broad-based”) grants to existing employees, officers, and directors and for determining the revised measurement date, if a revision was warranted. On grant dates where we lacked strong contemporaneous evidence supporting the original grant date; our approach was subject to judgment and in some cases multiple reasonable assumptions were considered and multiple measurement dates could have been supported by the documents available to management.

We have determined there were 756 unique grant dates that required review as a result of the observations by the Special Committee. Those unique grant dates can be classified as 718 grant dates for newly hired employees (including new hires related to acquisitions) and 38 broad-based grant dates.

Based on the results of this review, we concluded that the original measurement date used for accounting purposes required revision in a number of cases. This created a non-cash intrinsic value equaling the difference between the exercise price (fair market value of our stock on the original measurement date) and the fair market value of our stock on the revised measurement date.

The table below illustrates the total gross non-cash intrinsic value in each year for which a revised measurement date was required (amortization of the intrinsic value is not reflected in the table); these amounts are higher than the amounts

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

ultimately recorded as compensation expense in the financial statements because they do not reflect reductions due to the accounting for forfeitures, cancellations, and income tax effects.

Gross non-cash intrinsic values for stock options (in millions)

	Broad-based grants	Modifications	New hire grants	Total
1992	$—	$1.1	$0.1	$1.2
1993	0.2	0.2	0.1	0.5
1994	2.5	0.0	0.2	2.7
1995	3.5	0.7	1.8	6.0
1996	4.8	0.0	2.3	7.1
1997	6.6	1.5	1.4	9.5
1998	14.5	3.0	0.3	17.8
1999	29.5	0.0	1.6	31.1
2000	72.2	30.7	3.3	106.2
2001	4.0	0.0	1.8	5.8
2002	0.0	0.0	0.3	0.3
2003	2.8	0.2	0.2	3.2
2004	0.0	0.0	0.0	0.0
2005	0.0	0.0	0.0	0.0
2006	0.0	0.0	0.0	0.0

Totals	$140.6	$37.4	$13.4	$191.4

The original new hire measurement dates were evaluated based on the employee hire date and the specific “look back” period convention used to determine the original exercise price. The revised measurement date was determined, with judgment by us, to be the last day of the “look back” period since it appeared from the available evidence that the number of shares and exercise price were both known on that date. Beginning in October 2003, we modified our procedures to no longer use a “look back” period convention to determine the exercise price for new hire stock option grants and, as such, there were no material adjustments to the original measurement dates for new hires after that date.

The revised measurement dates for new hire grants resulted in approximately $13.4 million of incremental gross non-cash intrinsic value (before accounting for forfeitures, cancellations and the related income tax effects); all of which relates to measurement date revisions originating in periods prior to January 2004.

Broad-based grants to employees, directors, and officers were evaluated using all available evidence to systematically evaluate the appropriateness of previously determined measurement dates. We then applied judgment in determining whether the measurement dates of any of the unique grant dates under review required revision. The revised measurement dates for broad-based grants resulted in approximately $140.6 million of incremental gross non-cash intrinsic value (before accounting for forfeitures and related tax effects); this entire amount relates to measurement date revisions originating in periods prior to January 2004.

We applied Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and its related interpretations beginning in 1989 through our fiscal year ended December 31, 2005 and provided the required pro forma disclosures under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” beginning in 1996 through our fiscal year ended December 31, 2005. Under APB 25 (intrinsic value model), non-cash stock-based compensation expense (“non-cash intrinsic value”) was required to be recognized for any option in which the exercise price was below the market price of our stock on the measurement date. If, after our review and the revision of certain measurement dates, our stock options had an exercise price below the market price of our stock on the revised measurement date, we have recognized in the financial statements stock-based compensation expense for the options under APB 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price of our stock on the revised measurement date. That expense has been recognized over the vesting periods of the options

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

on a straight-line basis. If a stock option was forfeited prior to vesting, the compensation expense recorded in the consolidated statements of operations in prior periods was reversed, as was any remaining unamortized unearned stock-based compensation associated with the forfeited stock options.

Prior to 2006, modifications were accounted for under the provisions of Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation”, which required that an award be re-measured at the modification date and to record any incremental increase in intrinsic value as a compensation charge. For modifications made in conjunction with employment terminations, the compensation charge was recognized immediately since the shares were fully vested and no additional services were required.

We evaluated modifications in relation to the original grant terms and changes to employee status to determine if modifications had been accounted for appropriately in our consolidated statement of operations and determined that incremental gross compensation charges of $37.4 million (before income tax effects) should be recorded related to modifications in or prior to 2001. In the past, we elected to modify the terms of stock option awards to certain employees, including officers, in a manner that provided the employee with a greater benefit than in the original award. These modifications occurred on termination of employment to allow for additional vesting and/or an extension beyond our plan’s standard exercise period three (3) months after termination. Of these charges, $30.6 million involved a separation agreement executed in 2000 between us and our former Chief Executive Officer and Chairman of the Board of Directors. Another $3.0 million involved a separation agreement in 1998 with a former vice president. These two officer modifications accounted for $33.6 million or approximately 89% of the total modifications.

Summary of Adjustments for Stock-Based Compensation

While the table above illustrates the gross intrinsic value before forfeitures, cancellations and related income tax effects, the table below illustrates the stock-based compensation expense impact to the consolidated statement of operations and the associated income tax provision (benefit) in the periods in which they were recorded. We used a straight-line method to amortize the gross intrinsic value over the vesting period and accounted for forfeitures and cancellations in the period they occurred. In the aggregate, we recorded additional stock-based compensation expense for the period 1992 through 2005 of approximately $151.7 million with associated income tax benefits of $53.0 million for a net expense of $98.7 million related to stock-based compensation.

Statement of operations incremental impact for stock-based compensation expense and other adjustments (in thousands):

Year	Date Adj related to SBC	Modification and other adj related to SBC	Total pre-tax adj related to SBC	Adjustment to tax provision (benefit)	Total adj related to SBC, net of tax	Other adj, net of tax	Total adj, net of tax
1992	$24	$1,077	$1,101	$(12)	$1,089	$—	$1,089
1993	44	166	210	(17)	193	—	193
1994	196	21	217	(70)	147	—	147
1995	1,011	661	1,672	(633)	1,039	—	1,039
1996	2,348	—	2,348	(849)	1,499	—	1,499
1997	3,272	1,501	4,773	(1,756)	3,017	—	3,017
1998	7,561	3,013	10,574	(3,849)	6,725	—	6,725
1999	11,646	49	11,695	(3,881)	7,814	—	7,814
2000	22,300	30,971	53,271	(19,264)	34,007	—	34,007
2001	46,498	103	46,601	(17,535)	29,066	—	29,066
2002	9,072	(44)	9,028	(2,613)	6,415	—	6,415
2003	6,105	447	6,552	(2,148)	4,404	—	4,404

Cumulative through December 31, 2003	110,077	37,965	148,042	(52,627)	95,415	—	95,415

2004	2,949	(32)	2,917	(463)	2,454		2,454
2005	735	—	735	86	821	292	1,113

	$113,761	$37,933	$151,694	$(53,004)	$98,690	$292	$98,982

Abbreviations:

Stock based compensation (“SBC”)

Measurement date (“date”) - Note: measurement date revisions relate to broad-based and new hire grants

Incremental expense adjustment (“Adj”)

Income tax (“tax”)

We have also restated the pro forma fair value expense under the SFAS 123 pro forma disclosure in Note 3 “Stock-Based Compensation”, to reflect the impact of measurement date and modification revisions for the three and nine months ending September 30, 2005.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

We also considered the application of Section 409A of the Internal Revenue Code to certain stock option grants where, under APB No. 25, intrinsic value existed at the time of grant. Holders of options with revised measurement dates granted by us may be subject to adverse tax consequences, including a penalty tax under Section 409A of the Internal Revenue Code and, as applicable, similar penalty taxes under California and other state tax laws. On July 2, 2007, we paid $0.56 million under Internal Revenue Service and California compliance programs on behalf of certain option holders who had already exercised affected options during 2006 for the additional taxes incurred under Section 409A of the Internal Revenue Code. We also remitted an additional $0.54 million to the Internal Revenue Service and state tax agencies to cover any tax liabilities of our employees resulting from our payment of Section 409A taxes on July 2, 2007 on their behalf.

We also considered the application of Section 162(m) of the Internal Revenue Code to stock option exercises by certain executive officers where, under APB No. 25, intrinsic value existed at the time of grant. Section 162(m) limits the corporate tax deduction to $1.0 million annually for any non-performance based compensation paid to an affected executive officer. The exercise of those options with intrinsic value at the time of grant will be considered non-performance based compensation, and the resulting gains have been disallowed as a corporate tax deduction to the extent these amounts, when combined with all other non-performance based compensation paid annually, exceed the annual $1.0 million Section 162(m) limitation. We have recorded a charge in 2003 and 2004, cumulatively, of approximately $1.1 million related to Section 162(m) disallowances for prior tax years.

Summary of Other Accounting Adjustments

As part of our restatement, we also recorded additional non-cash adjustments for previously identified adjustments that at the time were considered to be immaterial. These adjustments primarily related to the timing of revenue recognized for certain VUTEk contracts during 2005. The contract revenue and related costs of sales ($1.4 million and $0.9 million, respectively) originally recognized in 2005 were deferred at December 31, 2005 as part of the restatement, resulting in an adjustment, net of taxes, of $0.3 million in our statement of operations. The contract revenue and related costs were subsequently recognized in 2006.

Revised Stock-Based Compensation Expense and Impact of Restatement

As a result of the stock-based compensation expense and other adjustments, the Company’s consolidated financial statements and related disclosures as of December 31, 2005 and for each of the two years in the period ended December 31, 2005, have been restated. The previously reported stock-based compensation expense, adjustments to stock-based compensation expense, and related income tax impact are summarized in the table below (in thousands):

Year	Stock-based compensation expense as previously reported	Adjustment to stock-based compensation	Stock-based compensation expense as restated	Income tax expense relating to stock-based compensation expense	Stock-based compensation expense, net of income taxes as restated
1992	$197	$1,101	$1,298	$(89)	$1,209
1993	239	210	449	(112)	337
1994	176	217	393	(140)	253
1995	100	1,672	1,772	(673)	1,099
1996	—	2,348	2,348	(849)	1,499
1997	—	4,773	4,773	(1,756)	3,017
1998	—	10,574	10,574	(3,849)	6,725
1999	—	11,695	11,695	(3,881)	7,814
2000	—	53,271	53,271	(19,264)	34,007
2001	46	46,601	46,647	(17,554)	29,093
2002	—	9,028	9,028	(2,613)	6,415
2003	46	6,552	6,598	(2,166)	4,432

Cumulative through December 31, 2003	804	148,042	148,846	(52,946)	95,900

2004	448	2,917	3,365	(644)	2,721
2005	2,193	735	2,928	(801)	2,127

Total	$3,445	$151,694	$155,139	$(54,391)	$100,748

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents the effect of the stock-based compensation expense adjustments, other adjustments and related income tax effect on the Company’s previously reported condensed consolidated statements of operations:

	Three months ended September 30, 2005			Nine months ended September 30, 2005
(in thousands, except per share amounts)	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
Revenue	$142,102	$(224)	$141,878	$323,141	$(998)	$322,143
Cost of revenue	55,414	(166)	55,248	121,499	(514)	120,985

Gross Profit	86,688	(58)	86,630	201,642	(484)	201,158

Operating expenses:
Research and development	27,461	176	27,637	80,884	387	81,271
Sales and marketing	23,911	64	23,975	59,076	127	59,203
General and administrative	9,305	628	9,933	24,975	1,200	26,175
Stock-based compensation expense(1)	667	(667)	—	1,261	(1,261)	—
Restructuring charges	—	—	—	2,685	—	2,685
Amortization of identified intangibles	9,765	—	9,765	18,227	—	18,227
Acquired in-process research and development expense	—	—	—	38,200	—	38,200

Total operating expenses	71,109	201	71,310	225,308	453	225,761

Income (loss) from operations	15,579	(259)	15,320	(23,666)	(937)	(24,603)

Interest and other income, net:
Interest and other income, net	3,497	—	3,497	10,477	—	10,477
Interest expense	(1,250)	—	(1,250)	(3,758)	—	(3,758)

Total interest and other income, net	2,247	—	2,247	6,719	—	6,719

Income (loss) before income taxes	17,826	(259)	17,567	(16,947)	(937)	(17,884)
Provision for (benefit from) income taxes	672	24	696	1,510	85	1,595

Net income (loss)	$18,498	$(235)	$18,263	$(15,437)	$(852)	$(16,289)

Earnings per share
Net income (loss) per basic common share	$0.34		$0.34	$(0.28)		$(0.30)

Net income (loss) per diluted common share	$0.30		$0.29	$(0.28)		$(0.30)

Shares used in basic per-share calculation	54,416		54,416	54,182		54,182

Shares used in diluted per-share calculation	64,698		64,641	54,182		54,182

(1)	In conjunction with the adoption of SFAS 123(R) in 2006, we ceased presenting stock-based compensation on a separate line in our statement of operations. Stock-based compensation for the three and nine months ended September 30, 2005 has been reclassified to the appropriate functional expense line consistent with current period.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents the effect of the stock-based compensation expense adjustments, other adjustments and related income tax effect on the Company’s previously reported condensed consolidated balance sheet as of December 31, 2005:

	December 31, 2005
(in thousands)	As previously reported	Restatement adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$182,039	$—	$182,039
Short-term investments, available for sale	287,577	—	287,577
Accounts receivable, net of allowance for doubtful accounts of $4.3 million	67,926	—	67,926
Inventories	25,874	896	26,770
Other current assets	32,267	197	32,464

Total current assets	595,683	1,093	596,776
Property and equipment, net	49,600	—	49,600
Restricted investments	88,580	—	88,580
Goodwill	189,667	—	189,667
Intangible assets, net	153,722	—	153,722
Other assets	5,276	4,817	10,093

Total assets	$1,082,528	$5,910	$1,088,438

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,937	$—	$30,937
Accrued and other liabilities	64,415	—	64,415
Deferred revenue	23,620	1,384	25,004
Income taxes payable	16,327	1,016	17,343

Total current liabilities	135,299	2,400	137,699
Deferred tax liability	530	(530)	—
Long-term obligations	240,000	—	240,000

Total liabilities	375,829	1,870	377,699

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value; 150,000 shares authorized; 56,249 shares outstanding	662	—	662
Additional paid-in capital	408,532	103,419	511,951
Deferred compensation	(5,153)	(397)	(5,550)
Treasury stock, at cost, 9,964 shares	(214,722)	—	(214,722)
Retained earnings	519,449	(98,982)	420,467
Accumulated other comprehensive loss	(2,069)	—	(2,069)

Total stockholders’ equity	706,699	4,040	710,739

Total liabilities and stockholders’ equity	$1,082,528	$5,910	$1,088,438

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents the effect of the stock-based compensation expense adjustments, other adjustments and related income tax effect on the Company’s previously reported condensed consolidated statement of cash flows as of September 30, 2005:

	For the nine months ended September 30, 2005
(in thousands)	As previously reported	Restatement adjustments	As restated
Cash flows from operating activities:
Net loss	$(15,437)	$(852)	$(16,289)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,629		24,629
Acquired in-process research & development	38,200		38,200
Deferred taxes	(186)	1,270	1,084
Provision for allowance for bad debts and sales-related allowances	4,392		4,392
Tax benefits from employee stock plans	1,472	(1,207)	265
Excess tax benefit from stock-based compensation	—		—
Stock-based compensation	1,507	503	2,010
Provision for inventory obsolescence	622		622
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(13,897)		(13,897)
Inventories	(907)	(564)	(1,471)
Receivables from sub-contract manufacturers	(404)		(404)
Other current assets	744	(175)	569
Accounts payable and accrued liabilities	(696)	998	302
Income taxes payable	(6,729)	27	(6,702)

Net cash provided by operating activities	33,310	—	33,310

Cash flows from investing activities:
Purchases of short-term investments	217,108	—	217,108
Purchase of property and equipment	(4,002)	—	(4,002)
Businesses acquired, net of cash received	(282,307)	—	(282,307)
Purchases of other assets	186	—	186

Net cash used for investing activities	(69,015)	—	(69,015)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,296	—	15,296

Net cash provided by financing activities	15,296	—	15,296

Effect of foreign exchange changes on cash and cash equivalents	(125)	—	(125)

Decrease in cash and cash equivalents	(20,534)	—	(20,534)
Cash and cash equivalents at beginning of year	156,322	—	156,322

Cash and cash equivalents at end of year	$135,788	$—	$135,788

3.	Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) using the modified prospective transition method. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“ SFAS 123”). Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize these compensation costs using a graded-vesting method over the requisite service period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data and future expectations of employee turnover to estimate forfeitures. As a result of adopting SFAS 123(R), income before income taxes and net income for the nine months ended September 30, 2006 were lower by $10.4 million and $7.0 million, respectively, than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been higher by $0.12 and $0.10, respectively, if we had not adopted SFAS 123(R).

Prior to the adoption of SFAS 123(R), we presented the tax benefit related to stock plans as operating cash flows. Upon the adoption of SFAS 123(R), the tax benefit resulting from tax deductions in excess of the tax benefit related to compensation cost recognized for those awards are classified as financing cash flows.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Periods prior to the adoption of SFAS 123(R)

Prior to January 1, 2006 we accounted for equity awards and the Employee Stock Purchase Plan using the intrinsic value method in accordance with APB 25 and related interpretations. Under the intrinsic value method, no stock-based compensation expense was recognized in our Condensed Consolidated Statement of Operations if the exercise price of our equity awards granted to employees and directors equaled the fair market value of the underlying stock at the date of grant and shares granted under the Employee Stock Purchase Plan were not issued at greater than a 15% discount. Resulting from our stock option investigation, it was determined that certain options were issued below fair market value and the accounting disclosures and related charges are reflected in Note 2, “Restatement of Condensed Consolidated Financial Statements”.

The following table presents the effect of the related adjustments on the pro forma calculation of the net income and net income per share for the three and nine months ended September 30, 2005, respectively as if the fair value method of accounting for stock-based compensation under SFAS 123 had been followed during these periods (in thousands, except per share amounts):

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	Previously reported	Adjustment	As restated(1)	Previously reported	Adjustment	As restated(1)
Net (loss) income, as reported	$18,498	$(235)	$18,263	$(15,437)	$(852)	$(16,289)
Add:
Stock-based employee compensation expenses included in reported net income, net of related tax effect	548	124	672	1,176	284	1,460
Deduct:
Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,039)	195	(3,844)	(10,874)	670	(10,204)

Net (loss) income, pro forma	$15,007	$84	$15,091	$(25,135)	$102	$(25,033)

Add:
After-tax equivalent of expense related to 1.50% senior convertible debentures	—	750	750	—	—	—
Net (loss) income for dilution calculation	$15,007	$834	$15,841	$(25,135)	$102	$(25,033)

Net (loss) income per basic common share, as reported	$0.34		$0.34	$(0.28)		$(0.30)

Net (loss) income per basic common share, pro forma	$0.28		$0.28	$(0.46)		$(0.46)

Net (loss) income per diluted common share, as reported	$0.30		$0.29	$(0.28)		$(0.30)

Net (loss) income per diluted common share, pro forma	$0.23		$0.24	$(0.46)		$(0.46)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Adoption of SFAS 123(R)

Effective January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all equity awards made to our employees and directors, including employee stock options, restricted stock and employee stock purchases related to all our stock-based compensation plans based on estimated fair values.

We use the Black-Scholes-Merton model (“BSM”) to value stock-based compensation for all equity awards except market based awards. Market based awards are valued using a Monte Carlo valuation model. The BSM model is the same model which was previously used in preparing our pro forma disclosure required under SFAS 123.

The BSM model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. In management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options because employee stock options and awards have certain characteristics that differ significantly from traded options, and because changes in the subjective assumptions can

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

materially affect the estimated value. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, the value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The following table summarizes stock-based compensation expense based on the aforementioned valuation models related to employee stock options, employee stock purchases and restricted stock under SFAS 123(R) for the three and nine months ended September 30, 2006 (in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Stock-based compensation expense by type of award:
Employee stock options	$2,540	$8,230
Employee stock purchase plan	126	697
Restricted stock units	3,879	7,522

Total stock-based compensation	$6,545	$16,449
Tax effect on stock-based compensation	(1,914)	(5,180)

Net effect on net income (loss)	$4,631	$11,269

Stock Options - As of September 30, 2006, there was $11.4 million of total unrecognized compensation cost related to share-based compensation arrangements for stock options. That cost is expected to be recognized over a weighted average period of 1.0 year.

Restricted Stock - As of September 30, 2006, there was $32.1 million of total unrecognized compensation cost related to share-based compensation arrangements for restricted stock awards and units. That cost is expected to be recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plan (“ESPP”) - As of September 30, 2006, there was $0.4 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the ESPP. The ESPP was suspended on November 9, 2006 due to the delay in the filing of this quarterly report and will not resume until the Company files all periodic reports.

Valuation Assumptions

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by various assumptions including volatility, expected term and interest rates. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. Subsequent to the adoption of SFAS 123(R), we utilize the “simplified” method described in SAB 107 to determine the expected term of our options. Using this method, the expected term is estimated by taking the weighted average of the vesting term and the contractual term of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

The estimated per share weighted average fair value of options and ESPP shares granted and the assumptions used to estimate fair value are shown below for the periods indicated:

	Stock Options
	Three months ended September 30,		Nine months ended September 30,
Black Scholes Assumptions & Fair Value	2006	2005	2006	2005
Weighted average fair value per share of options granted	$8.03	$6.49	$10.80	$5.78
Expected volatility	39%	42%	41%	44%
Risk-free interest rate	4.6%	4.2%	4.8%	3.9%
Expected term (in years)	4.6	2.6	4.6	3.1

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	Employee Stock Purchase Plan
	Three months ended September 30,		Nine months ended September 30,
Black Scholes Assumptions & Fair Value	2006	2005	2006	2005
Weighted average fair value per share of ESPP purchases	$6.05	$6.74	$6.13	$6.48
Expected volatility	30%-35%	25%-41%	28%-38%	25%-46%
Risk-free interest rate	4.9%-5.2%	3.8%-4.0%	4.7%-5.2%	2.9%-4.0%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0

On November 9, 2006, 196,250 shares of market-based restricted stock units were granted to certain employees. These restricted stock units become fully vested based on achievement of a closing per share market price of $38.00. If the market price of our stock does not reach $38.00 prior to November 9, 2013, these shares will become fully vested on November 9, 2013 assuming continued employment until that date. We have estimated the aggregate fair value of these awards at approximately $4.5 million which is being amortized and recorded as compensation expense over a derived service period of 3.6 years. The derived service period was calculated using a Monte Carlo Valuation model based on our assumptions which included a risk-free interest rate of 4.7%, expected volatility of a five year look-back of 39% and expected volatility of a seven year look-back of 53%.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2006 (in thousands except for weighted average exercise price and contractual term):

	Nine months ended
	September 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	10,117	$23.60
Options granted	606	$26.17
Options exercised	(1,477)	$18.48
Options forfeited and expired	(594)	$26.64

Options outstanding at September 30, 2006	8,652	$24.43	4.1	$28,875

Options vested and expected to vest at September 30, 2006	8,299	$24.57	4.0	$27,702

Options exercisable at September 30, 2006	6,182	$26.18	3.7	$19,382

The total intrinsic value of options exercised was $13.2 million for the nine months ended September 30, 2006.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Contractual Term (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$10.61 to $15.64	588	3.5	$13.44	587	$13.44
$15.77 to $16.17	1,101	4.8	16.17	426	16.17
$16.20 to $17.15	1,341	5.3	16.93	869	17.01
$17.17 to $18.93	522	5.4	18.20	305	17.92
$18.96 to $19.45	1,245	3.7	19.44	1,027	19.44
$19.49 to $24.92	1,163	4.3	21.99	885	22.09
$24.93 to 33.81	1,908	3.7	30.00	1,299	31.48
$34.50 and over	784	1.8	59.19	784	59.19

	8,652	4.1	$24.43	6,182	$26.18

Restricted Stock Grants

A summary of the status of the entity’s non-vested shares of restricted stock awards and restricted stock units as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below (shares in thousands):

	Nine months ended September 30, 2006
	Restricted stock awards		Restricted stock units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	383	$17.84	—	—
Awards granted	476	$27.41	1,058	$21.83
Awards vested	(124)	$17.26	—	—
Awards forfeited	(6)	$17.68	(12)	$24.89

Nonvested at September 30, 2006	729	$24.19	1,046	$21.80

The total intrinsic value of restricted stock vested was $3.4 million for the nine months ended September 30, 2006. The aggregate intrinsic value at September 30, 2006 for the restricted stock units expected to vest was $17.5 million and the remaining contractual term was 2.2 years.

4.	Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), market valuation adjustments and currency translation adjustments, consists of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		As restated(1)		As restated(1)
Net income (loss)	$(27,728)	$18,263	$(3,676)	$(16,289)
Change in market valuation of investments, net of tax	1,111	(298)	1,951	6
Change in currency translation adjustment	(24)	(157)	965	(805)

Comprehensive income (loss)	$(26,641)	$17,808	$(760)	$(17,088)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2006	December 31, 2005
		As restated(1)
Net unrealized investment losses	$(613)	$(2,563)
Translation gains	1,460	494

Accumulated other comprehensive income (loss)	$847	$(2,069)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

5.	Earnings (Loss) Per Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from the unvested shares of restricted stock using the treasury stock method and from the potential conversion of our senior convertible debentures 1.50% Debentures. In addition, in computing the dilutive effect of the convertible securities, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with our convertible debt. Any potential shares that are anti-dilutive as defined in SFAS 128, “Earnings per Share”, are excluded from the effect of dilutive securities.

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 (in thousands, except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		As restated(1)		As restated(1)
Basic net income (loss) per share:
Net income available to common shareholders	$(27,728)	$18,263	$(3,676)	$(16,289)

Weighted average common shares outstanding	56,267	54,416	56,518	54,182
Basic net income (loss) per share	$(0.49)	$0.34	$(0.07)	$(0.30)

Dilutive net income (loss) per share:
Net income (loss) available to common shareholders	$(27,728)	$18,263	$(3,676)	$(16,289)
After-tax equivalent of expense related to 1.50% senior convertible debentures	—	750	—	—

Income (loss) for purposes of computing diluted net income (loss) per share	$(27,728)	$19,013	$(3,676)	$(16,289)

Weighted average common shares outstanding	56,267	54,416	56,518	54,182
Dilutive stock options and awards	—	1,141	—	—
Weighted average assumed conversion of 1.5% senior convertible debentures	—	9,084	—	—

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	56,267	64,641	56,518	54,182

Diluted net income (loss) per share	$(0.49)	$0.29	$(0.07)	$(0.30)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		Restated(1)		Restated(1)
Weighted stock options and awards outstanding	10,381	3,968	10,213	11,595
Convertible debt	9,084	—	9,084	9,084

Total potential shares of common stock excluded from the computation of diluted earnings per share	19,465	3,968	19,297	20,679

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

6.	Disposition of Product Line

During the second quarter of 2006, we sold our inventory and intangible assets related to our mobile workforce automation (MWA) line of products. Gross proceeds from the sale were $10.0 million and we recognized a gain of $7.0 million.

7.	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
		(As restated)(1)
Raw materials	$16,302	$12,508
Work-in-process	1,339	2,344
Finished goods	11,664	11,918

Total	$29,305	$26,770

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Product Warranty Reserves

(in thousands)	2006	2005
Balance at January 1	$5,644	$1,838
Warranty obligation assumed in connection with acquisition of VUTEk	—	1,507
Charged to costs and expenses	4,425	1,782
Utilised	(3,405)	(2,257)

Balance at September 30	$6,664	$2,870

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

8.	Convertible Debt

Due to the delayed filing of this 10-Q, on November 10, 2006, we received a notice of a purported “compliance deficiency” from the trustee under the indenture governing the outstanding $240 million Debentures. This notice references certain requirements to file with the trustee copies of annual and quarterly reports that we were required to file with the SEC. The notice asserted that if the deficiency is not cured within 60 days, an “Event of Default” will occur under the indenture, and thereupon the trustee will seek the remedies allowed in the indenture to protect the interests of the holders of the Debentures. Based on this compliance deficiency in the fourth quarter of 2006, the convertible debentures are classified as a current liability in our Consolidated Balance Sheet in our Annual Report on form 10-K for the fiscal year ended December 31, 2006.

Under the terms of the indenture, we had 60 days to cure the default. As of January 10, 2007 the default was not cured. At that time, either the trustee or the holders of at least 25% of the aggregate principal amount of outstanding Debentures had the option to accelerate the maturity of the Debentures, causing the outstanding principal amount plus accrued interest to be immediately due and payable; to date, none has done so.

We received additional notices in 2007 due to our failure to timely file our periodic reports.

As of September 30, 2006, we had approximately $523.4 million of cash and investments and therefore had adequate financial resources to pay any unpaid principal and interest due on the Debentures. Although we reserve the right to take any action, we deem appropriate, and we have not conceded that any default has occurred under the indenture, we currently expect that, upon a valid acceleration (if any) of the Debentures, we would repay all outstanding amounts due thereunder. We believe that, as a result of the filing of our periodic reports on October 22, 2007, any purported default under the Debentures will be fully cured and is no longer continuing, and neither the trustee nor any holders of the Debentures will have any ability to accelerate the maturity of the Debentures from and after October 22, 2007. The Debentures are convertible into approximately 9.1 million shares of our common stock. We include the approximately 9.1 million shares related to the Debentures in the calculation of diluted earnings per share, except when the inclusion of these shares is anti-dilutive to earnings.

Balances as of the periods presented are as follows (in thousands):

	September 30, 2006	December 31, 2005
1.50% Senior Convertible Debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$240,000

	$240,000	$240,000

9.	Income taxes

For the third quarter of 2006, we recorded a tax provision of $38.1 million compared to a tax benefit of $0.7 million for the same period in 2005. The tax provision for the third quarter of 2006 included a charge of $34.9 million related to the migration of the non-North American VUTEk and chipset product lines to our European headquarters in addition to a charge of approximately $0.2 million due to our reassessment of taxes resulting from the filing of our 2005 federal and state income tax returns. Our effective tax rate on third quarter’s pre-tax income for 2006 without these discrete tax charges was 29%. In 2005, the third quarter’s tax provision was reduced by $2.8 million resulting from our reassessment of taxes on foreign operations due to the filing of our 2004 US and foreign income tax returns. Our effective tax rate for the third quarter’s pre-tax income for 2005 without this discrete benefit was 12%. The increase in our third quarter’s effective tax rate in 2006 compared to 2005 without discrete charges and benefits described above is due primarily to the expiration of the federal research and development credit in 2006. The tax effects of charges related to stock-based compensation recorded pursuant to SFAS 123(R) which are non-deductible for tax purposes and the adjustment of our 2006 estimated annual tax rate from 20% to 23% in the third quarter of 2006.

For the nine months ended September 30, 2006, we recorded a tax provision of $45.6 million compared to a tax benefit of $1.6 million for the same period in 2005. The tax provision for the nine months ended September 30, 2006 included charges described above related to product line migration and 2005 income tax filings, a charge of $2.9 million related to the sale of the MWA assets, and a benefit from a reduction of approximately $0.4 million in tax reserves, established in prior years on income from foreign operations,

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

since such reserves are no longer needed. Our effective tax rate for the nine months ended September 30, 2006, exclusive of these discrete tax charges and benefit, was 23%. The tax benefit for the nine months ended September 30, 2005 included charges described above related to our 2004 income tax filings, a reassessment of taxes resulting in a favorable adjustment of $3.5 million related to the profitability of foreign operations in 2003 and 2004, and a charge of $2.3 million associated with a repatriation of foreign earnings, previously invested outside the United States, made pursuant to the American Jobs Creation Act of 2004. Our effective tax rate for the nine months ended September 30, 2005, exclusive of these discrete benefits, was 12%.

The increase in the effective tax rate at September 30, 2006 compared to the same period in 2005, exclusive of discrete tax charges and benefits, is due primarily to the expiration of the federal research and development credit for 2006 and the tax effects of charges related to stock-based compensation recorded pursuant to SFAS 123(R) in 2006.

Primary differences in 2006 between our recorded tax provision rate and the US statutory rate of 35% for the periods above include tax benefits associated with credits for state research and development costs, lower taxes on foreign earnings permanently invested in 2006, partially offset by the tax effects of charges related to stock-based compensation recorded pursuant to SFAS 123(R). For 2005, primary differences between the recorded tax benefit rate and the US statutory rate included tax benefits associated with credits for research and development and lower taxes on foreign earnings, partially offset by the tax effects of charges related to stock-based compensation recorded pursuant to APB 25.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). This method resulted in an additional paid-in-capital pool of zero as of our adoption of SFAS 123(R).

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. FIN 48 is effective for years beginning after December 15, 2006, and we are required to adopt FIN 48 in the first quarter of 2007. Upon adoption of FIN 48, we will record a cumulative effect adjustment of approximately $4.8 million to increase opening retained earnings in the first quarter of 2007.

10.	Commitments and Contingencies

Legal Proceedings

As more fully discussed below, from time to time we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, securities law, intellectual property, employment matters and other claims or litigation matters relating to various claims that arise in the normal course of our business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss on the pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. However, taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay for the cases discussed. However, our estimates could be wrong, and we could pay more or less than our current accrual. Litigation can be costly, diverting management's attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.:

In May 2005, prior to EFI’s acquisition of VUTEK, Leggett & Platt, Inc. (“L&P”), and its patent holding subsidiary brought a patent infringement action against VUTEk in the United States District Court in the Eastern District of Missouri. After conducting extensive discovery, EFI moved for summary judgment that the asserted patent is invalid and not infringed. After several months of reviewing the evidence, on December 26, 2006, the Court granted EFI’s summary judgment motion and ruled that all of L&P’s asserted patent claims were invalid on multiple grounds. The Court found that each asserted patent claim was obvious and already disclosed in VUTEk’s own prior patents. In addition to those two grounds for invalidity, the Court also found L&P’s patent claims invalid because the L&P patent claims were vague and indefinite in view of the patent claim interpretations suggested by L&P. The Court also granted EFI’s motion to recover its costs from L&P. L&P filed a notice of appeal, and EFI moved to dismiss the appeal for lack of proper certification from the trial court. The Court of Appeals for the Federal Circuit in Washington, D.C. granted EFI’s motion and dismissed L&P’s first appeal. After obtaining a final certification from the trial court, L&P filed a new notice of appeal. EFI will continue to vigorously contest L&P's second attempt at an appeal.

Bureau of Industry and Security (BIS) Export Investigation:

In January 2005, prior to EFI’s acquisition of VUTEk, the U.S. Commerce Department’s Bureau of Industry and Security (BIS) initiated an investigation of VUTEk relating to VUTEk’s alleged failure to comply with U.S. export regulations in connection with several export sales to Syria in 2004. EFI self-initiated an internal compliance review of historical export practices for both VUTEk and EFI. Potential violations uncovered during our compliance review were voluntarily disclosed to BIS in November 2006 (for VUTEk) and December 2006 (for EFI). Additionally, we provided BIS with detailed reports of our compliance review findings and supplemental information in March 2007 (for VUTEk) and May 2007 (for EFI). The areas of possible non-compliance found in the internal review relate to: (1) deemed exports of controlled encryption source code and/or technology to foreign nationals of Syria and Iran, (2) exports of printers and other products with encryption functionality before completion of encryption reviews by BIS and (3) statistical reporting errors on some export declarations. At present, we believe that these matters will be resolved solely with administrative penalties. However, there is no assurance that these matters will not have an unforeseen outcome that could impair our ability to export product outside of the United States and Canada.

Purported Derivative Shareholder Lawsuits:

On August 16, 2006, a purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of San Mateo captioned Parish v. Avida et al., No. CIV 457013. A substantively identical complaint was filed in the same court on September 11, 2006 captioned Fennimore v. Avida et al., No. CIV 457566. These actions were consolidated as In re Electronics For Imaging, Inc. Derivative Litigation, Master File No. 457013. The consolidated complaint filed December 18, 2006, alleged claims – derivatively and on behalf of the Company as nominal defendant – against certain of the Company’s current and former officers and/or directors and sought redress for alleged breaches of fiduciary duty by and unjust enrichment of the individual defendants. Plaintiffs claimed that, from 1994 to 2003, the defendants colluded to improperly backdate stock option grants to various officers and directors in violation of the Company’s stock option plans. Further, Plaintiffs claimed that the individual defendants colluded to improperly record and account for the allegedly backdated options in violation of Generally Accepted Accounting Principles, and to produce and disseminate statements that improperly recorded and accounted for the options and concealed the allegedly improper backdating. According to plaintiffs, the Company has suffered damage as a result of the individual defendants’ alleged misconduct, and the recipients of the options have allegedly garnered unlawful profits. On January 30, 2007 the court entered a stipulated order dismissing the consolidated action and, on February 2, 2007, plaintiffs filed a similar complaint in the United States District Court for the Northern District of California captioned Parish et al. v. Avida et al., No. C07-00698.

On November 22, 2006, another purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of San Mateo captioned City of Ann Arbor Employees’ Retirement Association v. Gecht et al., No. CIV 459145. The complaint asserted derivative claims against certain of the Company’s current and former officers and/or directors, alleging that the director defendants breached their fiduciary duty by improperly manipulating certain stock option grants between 1996 and 2003, thereby violating the terms of the Company’s stock option plan, causing the Company to issue false and misleading financial statements and proxy statements, and unjustly enriching the executives who received the subject option grants. The complaint also purported to be brought on behalf of a class consisting of all others similarly situated and alleges a class claim for breach of the fiduciary duty of disclosure. On December 5, 2006 the case was removed to the United States District Court for the Northern District of California and, on March 9, 2007, the court denied plaintiff’s motion to remand the case back to state court. On April 3, 2007 the court granted plaintiff’s motion to voluntarily dismiss its complaint. Plaintiff re-filed its complaint in Delaware Chancery Court on April 9, 2007.

On November 27, 2006 a purported derivative shareholder complaint was filed in the United States District Court for the Northern District of California captioned Indiana State District Council of Laborers and Hod Carriers Pension Fund v. Gecht

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

et al., No. C-06-7274(EMC). Similar to the derivative allegations asserted in the previously-filed complaints, the plaintiff alleges that, between 1997 and 2006, the individual defendants improperly manipulated the grant date of certain stock option grants and made false or misleading statements regarding such grants. Plaintiff claims that the individual defendants’ alleged misconduct violated the Securities Exchange Act of 1934, as well as California and Delaware law. On March 22, 2007, the court issued an Order consolidating this action with the Parish action. On April 12, 2007 Parish and Fennimore were appointed lead plaintiffs and their attorneys lead counsel. On July 25, 2007 the Court granted plaintiffs' unopposed motion to stay the action in deference to the litigation pending in Delaware (described below).

On March 15, 2007 a complaint was filed in Delaware Chancery Court captioned Denver Employees Retirement Plan v. Gecht et al., No. 2797. The complaint asserts derivative claims against certain of the Company’s current and former officers and/or directors, alleging that the director defendants breached their fiduciary duty by improperly manipulating certain stock option grants between 1996 and 2003, thereby violating the terms of the Company’s stock option plan, causing the Company to issue false and misleading financial statements and proxy statements, and unjustly enriching the executives who received the subject option grants. The complaint also purported to be brought on behalf of a class consisting of all others similarly situated and alleges a class claim for breach of the fiduciary duty of disclosure. On May 9, 2007, the court granted the parties' proposed order consolidating the Denver and Ann Arbor cases, designating the Denver complaint as the operative complaint, and appointing the named plaintiffs lead plaintiffs and their counsel lead counsel. Defendants have moved to dismiss the action.

Durst Fototechnik Technology GmbH v. Electronics for Imaging, GmbH et al.:

On February 23, 2007, Durst brought a patent infringement action against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity and unenforceability based on Durst's improper actions before the German patent office. EFI Inc. filed its Statement of Defense on August 29, 2007. EFI Inc.'s defenses include those for EFI GmbH as well as an additional defense for prior use based on EFI's own European patent rights. Trial has been set in Mannheim for November 30, 2007. EFI will continue to defend itself vigorously.

Acacia Patent Litigation

On August 8, 2007, Screentone Systems Corporation, a subsidiary of Acacia Technologies Group, initiated litigation against several defendants, including Konica Minolta Printing Solutions, Canon USA, and Ricoh Americas, for infringement of a patent related to apparatus and methods of digital halftoning in the United States District Court for the Eastern District of Texas. Konica Minolta, Canon and Ricoh are EFI customers. While the complaint does not identify any accused products nor reference EFI directly, at least one defendant has notified EFI that Acacia representative’s have communicated that at least one basis for its infringement claim is based on certain EFI Fiery products. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. At least one defendant has written requesting indemnification for any EFI products that allegedly infringe these patents. While EFI does not believe that its products infringed this patent, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Tesseron Patent Litigation

On September 26, 2007, Tesseron, Ltd. initiated litigation against Konica Minolta Business Solutions USA, Konica Minolta Business Technologies and Konica Minolta Holdings for infringement of eight patents related to variable printing technology in the United States District Court for the Northern District of Ohio, Eastern Division. Konica Minolta is an EFI customer and the complaint references EFI Fiery variable data enabled printer controllers. Additionally, Tesseron has on multiple occasions over the past 4 years sent threatening letters to EFI. However, Tesseron failed to reply to each of EFI’s requests for a dialogue. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. Konica Minolta has written requesting indemnification for any EFI products that allegedly infringe these patents. While EFI does not believe that its products infringed any of these patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Nasdaq Delisting Proceedings

Due to the Special Committee investigation, we were unable to file on a timely basis with the SEC our Quarterly Report on Form 10-Q for the period ended September 30, 2006, our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. On November 15, 2006, we received a Nasdaq staff determination notice stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14) due to our failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006, and that our securities are, therefore, subject to delisting from The Nasdaq Global Select Market. We received additional Nasdaq staff determination notices with respect to our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007.

We requested and subsequently attended a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”) to appeal the staff determination and presented a plan to cure the filing deficiencies and regain compliance. The Panel granted our request for continued listing on The Nasdaq Global Select Market, subject to certain conditions which we were unable to meet because of the then-ongoing independent investigation of our historical stock option grants. As a result, the Panel notified us that it had determined to delist our securities, which ordinarily would have resulted in the suspension of our securities effective on May 17, 2007. However, the Nasdaq Listing and Hearing Review Council (the “Listing Council”), pursuant to its discretionary authority under Marketplace Rule 4807(b), called for review the decision of the Panel regarding our case and stayed any action by the Panel to suspend our securities from trading on The Nasdaq Global Select Market pending further action by the Listing Council.

On July 2, 2007, we provided the Listing Council with an additional submission for its consideration, and requested that the Listing Council exercise its discretionary authority, pursuant to Marketplace Rule 4802(b), in favor of granting us an additional extension to regain compliance with Nasdaq’s filing requirement, as set forth in Marketplace Rule 4310(c)(14).

On August 23, 2007, the Listing Council notified us that it had determined to exercise its discretionary authority, under Nasdaq Marketplace Rule 4802(b), to grant us an exception to demonstrate compliance with all of The Nasdaq Global Select Market continued listing requirements through October 22, 2007.

11.	Restructuring charges

We incurred restructuring costs of $2.7 million during the nine months ended September 30, 2005. These costs related to employee severance for approximately 65 employees in connection with a reduction in workforce in all of our operating

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

categories and at all of our principal locations. As of September 30, 2006, the restructuring accrual related to these costs had been reduced to zero as we had fully charged against the restructuring accrual the severance payments for these employees.

12.	Information Concerning Business Segments

Information about Products and Services

We operate in a single industry segment, technology for high-quality printing in short production runs. In accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” our operating decision-makers have been identified as our executive officers, who review the operating results to make decisions about allocating resources and assessing performance for the entire Company. We do not have separate operating segments for which discrete financial statements are prepared. Our management makes operating decisions and assesses performance primarily based on the marketplace of our products, which is typically measured by revenues.

The following is a breakdown of revenues by product category for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	As restated 2005(1)	2006	As restated 2005(1)
Controller	$78,199	$88,295	$229,700	$221,879
Inkjet Products	42,083	35,812	125,760	46,653
Advanced Professional Print Software	17,930	17,771	55,739	53,611

Total Revenue	$138,212	$141,878	$411,199	$322,143

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Information about Geographic Areas

We report revenues by geographic area based on the ship-to destinations. Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as accurate data is difficult to obtain.

The following is a breakdown of revenues by ship-to regions for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	As restated 2005(1)	2006	As restated 2005(1)
Americas	$71,639	$75,632	$217,063	$181,168
Europe	37,824	43,477	126,725	88,946
Japan	23,224	15,175	51,121	36,121
Other International Locations	5,525	7,594	16,290	15,908

Total Revenue	$138,212	$141,878	$411,199	$322,143

(1)	See Note 2, “Restatement Condensed Consolidated Financial Statements”.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

13.	Subsequent Events

Purchase of Jetrion

On October 31, 2006 we purchased Jetrion, LLC, for approximately $41.4 million in cash. We acquired Jetrion to expand our presence in the label and packaging industries. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed. Approximately $2.0 million of the purchase consideration will be held in escrow and subject to forfeiture to satisfy indemnification obligations, if any, by the former equity holder of Jetrion and certain of Jetrion’s employees.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K under the section entitled “Risk Factors” in Item 1A, and in other reports the Company files with the Securities and Exchange Commission (“SEC”). The following discussion should be read in conjunction with the 2006 Form 10-K to be filed with the SEC (the “2006 Form 10-K”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law.

The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Restatement of Condensed Consolidated Financial Statements and Special Committee Investigation

We are restating the following condensed consolidated financial statements and related disclosures in this Quarterly report on Form 10-Q:

(1) our condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005;

(2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 for the three and nine months ended September 30, 2005.

The restatements result from an independent investigation by a special committee of the Company’s Board of Directors (the “Special Committee”) into our historical stock option granting practices. Information relating to the Special Committee investigation has been disclosed in Current Reports on Form 8-K filed on October 24, 2006 and June 29, 2007 with the Securities and Exchange Commission (“SEC”).

Special Committee Investigation of Historical Stock Option Practices

In May 2006, Citigroup published a number of reports, one of which identified us as having well-timed option grants among seven companies in our sector, and therefore, as being at risk for greater scrutiny of our option granting practices. The report identified certain stock options granted to executive officers of the Company on selected dates during the years 1996, 1998, 1999 and 2001.

On August 16, 2006, the first of several shareholder derivative suits was filed, alleging that certain of our current and former officers and directors breached their fiduciary duty in connection with the administration and accounting associated with stock option grants to officers.

On October 20, 2006, our management reviewed information compiled by our litigation counsel, Wilson Sonsini Goodrich and Rosati (“WSGR”) and discussed the matter with the Chairman of the Audit Committee of the Board of Directors. The Board of Directors’ Special Committee, consisting of directors selected to carry out an independent investigation of our historical stock option granting practices, retained independent counsel and forensic accounting advisors to assist with their investigation.

Completion of Special Committee Investigation of Historical Stock Option Practices

On June 25, 2007, the Special Committee, with its independent counsel and forensic accountants, reported their completion of the investigation to management and the Board of Directors.

The Special Committee investigation focused on our historical stock option granting practices from the Company’s initial public offering on October 2, 1992 through 2006. In particular, they reviewed in detail 22 unique company-wide grant dates and developed observations related to each of the grants on those specific dates.

The Special Committee’s advisors worked in excess of a collective 30,000 professional hours. The work included:

•	Conducting 46 interviews of 27 current and former directors, officers, employees, and advisors to the Company.

•

Collecting documents from 28 current and former directors, officers, and employees, files from certain Company servers, and documents from outside legal counsel, among other sources. In total, the Special Committee collected approximately 9.5 million pages of hard copy and electronic documents.

•	Reviewing approximately 4.5 million pages of hard copy and electronic documents.

•	Analyzing each option grant based on its price, the number of options, and other relevant information.

•	Performing extensive analytics.

The Special Committee found that a substantial number of the grants to existing officers, directors and employees were priced on dates coinciding with our low stock price for the month, and, in some instances, the quarter. Information collected during the investigation suggests that, prior to 2004, many such option grants were priced with the benefit of a “look back” at historical stock prices, with such “look backs” ranging up to several weeks. The Special Committee found that grants to newly-hired employees, dated April 1994 through October 2003, were typically priced with an effective date coinciding with a low stock price for a given period.

Based on its investigation, the Special Committee concluded, among other things, that we lacked contemporaneous evidence supporting a number of the recorded option grant dates. The affected grants included grants to (1) newly hired employees, (2) employees joining EFI in connection with one or more acquisition, and (3) existing employees, officers, and directors.

Management’s Review of the Investigative Forensic Evidence provided by the Special Committee

The Special Committee provided to management forensic evidence collected during the investigation in order for us to reassess the original measurement dates selected for accounting purposes. To review the forensic evidence, a systematic approach was developed for evaluating the historical measurement dates for new hire grants (including grants to new hires related to acquisitions) and company-wide (“broad-based”) grants to existing employees, officers, and directors and for determining the revised measurement date, if a revision was warranted. On grant dates where we lacked strong contemporaneous evidence supporting the original grant date; our approach was subject to judgment and in some cases multiple reasonable assumptions were considered and multiple measurement dates could have been supported by the documents available to management.

We hired experienced accountants and financial reporting consultants to assist in management’s review of the documentation provided by the Special Committee and to expand our review to all stock options and restricted stock awards granted in the review period. Our consultants worked collectively in excess of 11,000 hours.

In addition to the materials provided by the Special Committee, management conducted its own review of the following: 757 individual personnel and stock option files which we determined to be of interest; accounting records for fiscal years 1992-2006 and supporting reports for stock-based compensation; 1992-2006 Board of Director and committee documentation and minutes; emails and the stock-based compensation accounting database.

We have determined there were 756 unique grant dates that required review as a result of the observations by the Special Committee. Those unique grant dates can be classified as 718 grant dates for newly hired employees (including new hires related to acquisitions) and 38 broad-based grant dates.

Based on the results of this review, we concluded that the original measurement date used for accounting purposes required revision in a number of cases. This created a non-cash intrinsic value equaling the difference between the exercise price (fair market value of our stock on the original measurement date) and the fair market value of our stock on the revised measurement date.

The table and chart below illustrate the total gross non-cash intrinsic value in each year for which a revised measurement date was required (amortization of the intrinsic value is not reflected in the table); these amounts are higher than the amounts ultimately recorded as compensation expense in the financial statements because they do not reflect reductions due to the accounting for forfeitures, cancellations, and income tax effects.

Gross non-cash intrinsic values for stock options (in millions)

	Broad-based grants	Modifications	New hire grants	Total
1992	$—	$1.1	$0.1	$1.2
[993	0.2	0.2	0.1	0.5
1994	2.5	0.0	0.2	2.7
1995	3.5	0.7	1.8	6.0
1996	4.8	0.0	2.3	7.1
1997	6.6	1.5	1.4	9.5
1998	14.5	3.0	0.3	17.8
1999	29.5	0.0	1.6	31.1
2000	72.2	30.7	3.3	106.2
2001	4.0	0.0	1.8	5.8
2002	0.0	0.0	0.3	0.3
2003	2.8	0.2	0.2	3.2
2004	0.0	0.0	0.0	0.0
2005	0.0	0.0	0.0	0.0
2006	0.0	0.0	0.0	0.0

Totals	$140.6	$37.4	$13.4	$191.4

The original new hire measurement dates were evaluated based on the employee hire date and the specific “look back” period convention used to determine the original exercise price. The revised measurement date was determined, with judgment by us, to be the last day of the “look back” period since it appeared from the available evidence that the number of shares and exercise price were both known on that date. Beginning in October 2003, we modified our procedures to no longer use a “look back” period convention to determine the exercise price for new hire stock option grants and, as such, there were no material adjustments to the original measurement dates for new hires after that date.

The revised measurement dates for new hire grants resulted in approximately $13.4 million of incremental gross non-cash intrinsic value (before accounting for forfeitures, cancellations, and the related income tax effects); all of which relates to measurement date revisions originating in periods prior to January 2004.

Broad-based grants to employees, directors, and officers were evaluated using all available evidence to systematically evaluate the appropriateness of previously determined measurement dates. We then applied judgment in determining whether the measurement dates of any of the unique grant dates under review required revision. The revised measurement dates for broad-based grants resulted in approximately $140.6 million of incremental gross non-cash intrinsic value (before accounting for forfeitures, cancellations, and related tax effects); this entire amount relates to measurement date revisions originating in periods prior to January 2004.

We applied Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and its related interpretations beginning in 1989 through our fiscal year ended December 31, 2005 and provided the required pro forma disclosures under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” beginning in 1996 through our fiscal year ended December 31, 2005. Under APB 25 (intrinsic value model), non-cash stock-based compensation expense (“non-cash intrinsic value”) was required to be recognized for any option in which the exercise price was below the market price of our stock on the measurement date. If, after our review and the revision of certain measurement dates, our stock options had an exercise price below the market price of our stock on the revised measurement date, we have recognized in the restated financial statements stock-based compensation expense for the options under APB 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price of our stock on the revised measurement date. That expense has been recognized over the vesting periods of the options on a straight-line basis. If a stock option was forfeited prior to vesting, the compensation expense recorded in the consolidated statements of income in prior periods was reversed, as was any remaining unamortized unearned stock-based compensation associated with the forfeited stock options.

We also reviewed the accounting treatment for stock options related to employee terminations and separation agreements and other possible modification conditions.

Prior to 2006, modifications were accounted for under the provisions of Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation”, which required that an award be re-measured at the modification date and to record any incremental increase in intrinsic value as a compensation charge. For modifications made in conjunction with employment terminations, the compensation charge was recognized immediately since the shares were fully vested and no additional services were required.

We evaluated modifications in relation to the original grant terms and changes to employee status to determine if modifications had been accounted for appropriately in our consolidated statement of operations, and determined that incremental gross compensation charges of $37.4 million (before income tax effect) should be recorded related to modifications in or prior to 2001. In the past, we elected to modify the terms of stock option awards to certain employees, including officers, in a manner that provided the employee with a greater benefit than in the original award. These modifications occurred on termination of employment to allow for additional vesting and/or extension beyond our plan’s standard exercise period of three (3) months after termination. Of these charges, $30.6 million involved a separation agreement executed in 2000 between us and our former Chief Executive Officer and Chairman of the Board of Directors. Another $3.0 million involved a separation agreement in 1998 with a former vice president. These two officer modifications accounted for $33.6 million or approximately 89% of the total modifications.

Summary of Adjustments for Stock-Based Compensation

While the chart and table above illustrate the gross intrinsic value before forfeitures, cancellations and related income tax effects, the table below illustrates the stock-based compensation expense impact to the consolidated statement of operations and the associated tax provision (benefit) in the periods in which they were recorded. We used a straight-line method to amortize the gross intrinsic value over the vesting period and accounted for forfeitures and cancellations in the period they occurred. In the aggregate, we recorded additional stock-based compensation expense for the period 1992 through 2005 of approximately $151.7 million with associated income tax benefits of $53.0 million for a net expense of $98.7 million related to stock-based compensation.

Statement of operations incremental impact for stock-based compensation expense and other adjustments (in thousands):

Year	Date Adj related to SBC	Modification and other adj related to SBC	Total pre-tax adj related to SBC	Adjustment to tax provision (benefit)	Total adj related to SBC, net of tax	Other adj, net of tax	Total adj, net of tax
1992	$24	$1,077	$1,101	$(12)	$1,089	$—	$1,089
1993	44	166	210	(17)	193	—	193
1994	196	21	217	(70)	147	—	147
1995	1,011	661	1,672	(633)	1,039	—	1,039
1996	2,348	—	2,348	(849)	1,499	—	1,499
1997	3,272	1,501	4,773	(1,756)	3,017	—	3,017
1998	7,561	3,013	10,574	(3,849)	6,725	—	6,725
1999	11,646	49	11,695	(3,881)	7,814	—	7,814
2000	22,300	30,971	53,271	(19,264)	34,007	—	34,007
2001	46,498	103	46,601	(17,535)	29,066	—	29,066
2002	9,072	(44)	9,028	(2,613)	6,415	—	6,415
2003	6,105	447	6,552	(2,148)	4,404	—	4,404

Cumulative through December 31, 2003	110,077	37,965	148,042	(52,627)	95,415	—	95,415

2004	2,949	(32)	2,917	(464)	2,454	—	2,454
2005	735	—	735	86	821	292	1,113

	$113,761	$37,933	$151,694	$(53,005)	$98,690	$292	$98,982

Abbreviations:

Stock based compensation (“SBC”)

Measurement date (“date”) - Note: measurement date revisions relate to broad-based and new hire grants

Incremental expense adjustment (“Adj”)

Income tax (“tax”)

Summary of Other Accounting Adjustments

As part of our restatement, we also recorded additional non-cash adjustments for previously identified adjustments that at the time were considered to be immaterial. These adjustments primarily related to the timing of revenue recognized for certain VUTEk contracts during 2005. The contract revenue and related costs of sales ($1.4 million and $0.9 million, respectively) originally recognized in 2005 were deferred at December 31, 2005 as part of the restatement, resulting in an adjustment, net of taxes, of $0.3 million in our statement of operations. The contract revenue and related costs were subsequently recognized in 2006.

For additional information regarding the restatement, please see Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to the Condensed Consolidated Financial Statements.

Related Tax Matters

We also considered the application of Section 409A of the Internal Revenue Code to certain stock option grants where, under APB No. 25, intrinsic value existed at the time of grant. Holders of options with revised measurement dates granted by us may be subject to adverse tax consequences, including a penalty tax under Section 409A of the Internal Revenue Code and, as applicable, similar penalty taxes under California and other state tax laws. On July 2, 2007, we paid $0.56 million under Internal Revenue Service and California compliance programs on behalf of certain option holders who had already exercised affected options during 2006 for the additional taxes incurred under Section 409A of the Internal Revenue Code. We also remitted an additional $0.54 million to the Internal Revenue Service and state tax agencies to cover any tax liabilities of our employees resulting from our payment of Section 409A taxes on July 2, 2007 on their behalf.

We also considered the application of Section 162(m) of the Internal Revenue Code to stock option exercises by certain executive officers where, under APB No. 25, intrinsic value existed at the time of grant. Section 162(m) limits the corporate tax deduction to $1.0 million annually for any non-performance based compensation paid to an affected executive officer. The exercise of those options with intrinsic value at the time of grant will be considered non-performance based compensation, and the resulting gains have been disallowed as a corporate tax deduction to the extent these amounts, when combined with all other non-performance based compensation paid annually, exceed the annual $1.0 million Section 162(m) limitation. We have recorded a charge of approximately $1.3 million related to Section 162(m) disallowances for the tax years 2003 to 2006.

Business Overview

We are the world leader in color digital print controllers, super-wide format printers and inks, and print management solutions. Our award-winning technologies offer integrated document management tools from creation to print, including high fidelity color Fiery print controllers that can output up to 2000 pages per minute; VUTEk super-wide digital inkjet printers and UV and solvent inks capable of printing on flexible and rigid substrates; powerful print production workflow and management information software solutions for increased performance and cost efficiency; Jetrion industrial inkjet printers, inks and custom printing systems for the label and packaging industries; and corporate printing solutions. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2006 filed concurrently with this quarterly report on Form 10-Q.

We adopted SFAS 123(R) in January 2006 which requires us to record compensation expense for equity awards and stock options given to our employees. We must use our judgment in determining and applying the assumptions needed for the valuation of stock options, issuances under our Employee Stock Purchase Plan, and stock awards. We also are required to apply a forfeiture rate to reflect what we believe will be our final expense related to stock-based compensation. The amounts to be recorded as stock-based compensation expense expected in the future are subject to change if our assumptions for the variables used in determining the fair value of the instruments and the forfeiture rates are revised at later dates.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements.

Results of Operations

The following table sets forth items in our condensed consolidated statements of income as a percentage of total revenue for the three and nine months ended September 30, 2006 and 2005 and the percentage change from 2006 over 2005. These operating results are not necessarily indicative of our results for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		As restated(1)		As restated(1)
Revenue	100%	100%	100%	100%

Gross Profit	59%	61%	60%	62%

Operating expenses:
Research and development	23%	19%	23%	25%
Sales and marketing	17%	17%	18%	18%
General and administrative	9%	7%	7%	8%
Restructuring charges	—	—	—	1%
Amortization of identified intangibles	6%	7%	7%	6%
Acquired in-process research and development expense	—	—	—	12%

Total operating expenses	55%	50%	55%	70%

Income (loss) from operations	4%	11%	5%	-8%

Interest and other income, net	4%	2%	5%	2%

Income (loss) before income taxes	8%	13%	10%	-6%
(Provision for) benefit from income taxes	-28%	—	-11%	1%

Net income (loss)	-20%	13%	-1%	-5%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Revenue

We currently classify our revenue into three categories. The first category, “Controller”, includes products and technology which connect digital copiers with computer networks, and is primarily made up of stand-alone controllers and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This category primarily includes our Fiery series, Splash, Edox, and MicroPress color and black and white controller products and spare parts. It also includes controller-related revenue made up of scanning solutions. The second category, “Inkjet Products”, consists of sales of the super-wide format inkjet printers and inks, and parts and services revenue from the VUTEk business. The third category, “Advanced Professional Print Software”, or APPS, consists of software technology focused on printing workflow, print management information systems, proofing and web submission and job tracking tools and software options available on our controller products.

On a sequential basis, the revenue performance in the third quarter of 2006 was flat as compared with second quarter 2006 results. Controller revenue increased 3% on a sequential basis from the previous quarter. The Inkjet Products category remains flat, while the APPS category decreased by 6% in the third quarter of 2006 over the second quarter of 2006.

Revenues by Product Category

For the three months ended September 30, 2006 and 2005, revenues by product category were as follows (in thousands):

	Three months ended September 30,
	2006	Percent of total	As restated 2005(1)	Percent of total	Change
					$	%
Controller	$78,199	57%	$88,295	62%	$(10,096)	-11%
Inkjet Products	42,083	30%	35,812	25%	6,271	18%
Advanced Professional Print Software	17,930	13%	17,771	13%	159	1%

Total Revenue	$138,212	100%	$141,878	100%	$(3,666)	-3%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

For the third quarter of 2006, revenue decreased by 3% versus the same quarter in the prior year, primarily due to decreases in the controller revenues where we experienced a strong 2005 third quarter with product introductions with some of our major OEM customers. The decrease in controller revenues also reflects the impact of the sale of the MWA business in the second quarter of 2006. Inkjet products contributed 30% of our total revenue for the third quarter of 2006 as compared to 31% for the second quarter of 2006, and revenue from the inkjet products category increased by 18% in the third quarter of 2006, compared to the third quarter of 2005. The increase is due to the increasing market demand of the super-wide format products and the launch of the new UV wide format printer in the same period. Advanced Professional Print Software revenue did not change significantly year over year.

For the nine months ended September 30, 2006 and 2005, revenues by product category were as follows (in thousands):

	Nine months ended September 30,
	2006	Percent of total	As restated 2005(1)	Percent of total	Change
					$	%
Controller	$229,700	56%	$221,879	69%	$7,821	4%
Inkjet Products	125,760	30%	46,653	14%	79,107	170%
Advanced Professional Print Software	55,739	14%	53,611	17%	2,128	4%

Total Revenue	$411,199	100%	$322,143	100%	$89,056	28%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Our total revenue increased by 28% to $411.2 million for the nine months ended September 30, 2006, compared to $322.1 million in the same period of 2005. Controller revenue increased 4% due to increases in volume as pricing was stable in both stand-alone controller and embedded controller product lines, despite the sale of MWA in the second quarter of 2006. The addition of our Inkjet Product category as a result of our June 2005 acquisition of VUTEk increased revenues by $79.1 million which was 89% of the increase in our total revenue compared to the nine months ended September 30, 2005.

For the nine months ended September 30, 2006 and 2005, the APPS category showed a 4% increase in 2006 over the same period of 2005. The decrease in relative percentage of total revenue in the Controller and APPS categories reflects the impact of the full nine month results of the Inkjet Products in 2006.

Revenues by Geographic Area

Revenues by geographic regions were as follows (in thousands):

	Three months ended September 30,
	2006	Percent of total	As restated 2005(1)	Percent of total	Change
					$	%
Americas	$71,639	52%	$75,632	53%	$(3,993)	-5%
Europe	37,824	27%	43,477	31%	(5,653)	-13%
Japan	23,224	17%	15,175	11%	8,049	53%
Other International Locations	5,525	4%	7,594	5%	(2,069)	-27%

Total Revenue	$138,212	100%	$141,878	100%	$(3,666)	-3%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

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

The decrease in revenue across all geographic regions was primarily driven by the decrease in Controller revenues. Inkjet Products in the Americas, Europe and Other International Locations contributed 16%, 13% and 2% of third quarter total revenues, respectively. In the individual regions, Inkjet Products represented 30%, 47%, 3% and 39% of revenue for the Americas, Europe, Japan and Other International Locations, respectively. The Japanese revenue increase was driven by stronger sales in our print controller due to new product introduction and the design-licensed color solutions. The design-licensed color solutions were often sold to OEM customers in Japan for incorporation into their products which were then shipped from Japan to other countries.

The following table shows revenue by geographic area for the nine-months ended September 30, 2006 and 2005 (in thousands):

	Nine months ended September 30,
	2006	Percent of total	As restated 2005(1)	Percent of total	Change
					$	%
Americas	$217,063	53%	$181,168	56%	$35,895	20%
Europe	126,725	31%	88,946	28%	37,779	42%
Japan	51,121	12%	36,121	11%	15,000	42%
Other International Locations	16,290	4%	15,908	5%	382	2%

Total Revenue	$411,199	100%	$322,143	100%	$89,056	28%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the three month period ended September 30, 2006, three customers – Canon, Konica Minolta, and Xerox – each provided more than 10% of our revenue individually and approximately 47% of revenue in the aggregate. We have shown a continued decrease in our dependency on the OEM business in the first nine months of 2006 compared to the same periods in 2005, where three customers – Canon, Konica Minolta, and Xerox – each provided more than 10% of our revenue individually and approximately 44% and 50%, respectively, of total revenue in the aggregate.

The decreasing trend in OEM dependency is attributable to the addition of the Inkjet Products business where most of the revenue is generated from sales to distributors and direct customers. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations by most of our OEMs to purchase our products at all, or in significant amounts. Such reductions have in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenues from Inkjet products and our professional printing applications, the percentage of our revenue that comes from individual OEMs will continue to decrease.

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

Gross Margins

The gross margin for the quarter was 59% compared to 61% for the same period in 2005. This decrease in gross margin is mainly attributable to the increase in Inkjet revenues from 25% of revenues in 2005 to 30% in revenues in 2006. Overall product line margins have been relatively stable. The decrease in the overall margins tends to be based on the mix of revenues as Inkjet margins tend to be below the Controller margins. As Inkjet revenue increases as a percentage of overall revenues, the gross margin percentage of revenue may decline.

The gross margin for the nine months ended September 30, 2006 was 60% compared to 62% for the same period in 2005. This decrease in gross margin is mainly attributable to the increase in Inkjet revenues from 14% of 2005 revenues to 31% of 2006 revenues. Inkjet product margins are lower than the Controller margins. Inkjet margins improved year over year due to strong new product introductions.

Operating Expenses

Operating expenses as a percentage of revenue were 55% and 50% for the three months ended September 30, 2006 and 2005, respectively. Operating expenses including amortization of intangible assets as a percentage of revenue were 56% and 70% for the nine month periods ended September 30, 2006 and 2005, respectively.

We anticipate that operating expenses may increase in future periods both in absolute dollars and as a percentage of revenue as investments are made in new business areas and in direct and channel relationships in our sales organization.

The following table shows operating expenses for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2006	2005 As Restated(1)	Change		2006	2005 As Restated(1)	Change
			$	%			$	%
Research and development	$32,282	$27,637	$4,645	17%	$94,190	$81,271	$12,919	16%
Sales and marketing	23,711	23,975	(264)	-1%	72,462	59,203	13,259	22%
General and administrative	12,511	9,933	2,578	26%	31,071	26,175	4,896	19%
Restructuring charges	—	—	—	0%	—	2,685	(2,685)	-100%
Amortization of identified intangibles	8,767	9,765	(998)	-10%	26,821	18,227	8,594	47%
Acquired in-process research and development	—	—	—	0%	—	38,200	(38,200)	-100%

Total operating expenses	$77,271	$71,310	$5,961	8%	$224,544	$225,761	$(1,217)	-1%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation, and costs of prototype materials.

Research and development expenses for the three-month period ended September 30, 2006 totaled $32.3 million or 23% of revenue compared to $27.6 million or 19% of revenue in the third quarter of 2005, an increase of $4.6 million or 17%. The major factors in the increase were the higher expenses related to stock-based compensation of $2.3 million in 2006 as compared to $0.2 million in 2005. In addition, headcount increased by 11% from September 2005 to 837 employees in Research and development. Salaries and related employee costs of higher employee levels are the primary reason for the increase.

Research and development expenses for the nine months ended September 30, 2006 were $94.2 million or 23% of revenue compared to $81.3 million or 25% of revenue for the nine months of 2005, an increase of $12.9 million. The major factors contributing to the increase were increased expenses related to stock-based compensation of $5.7 million and the related increase of expenses from the VUTEk acquisition where VUTEk expenses were only included in four months of the nine month period ended September 30, 2005, offset by the restructuring costs from early 2005. Remaining increases were driven by higher salary and related employee costs from the higher employee levels year over year.

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

Sales and marketing expenses for the three months ended September 30, 2006 were $23.7 million or 17% of revenue compared to $24.0 million or 17% of revenue for the three months ended September 30, 2005, a decrease of $0.3 million. Stock-based compensation increased by $0.8 million from the third quarter of 2005, offset by lower commission expense reflecting the strength in the 2005 third quarter revenues.

Sales and marketing expenses for the nine months ended September 30, 2006 were $72.5 million or 18% of revenue compared to $59.2 million or 18% of revenue for the nine months ended September 30, 2005. Sales and marketing expense increased by approximately $13.3 million in the first nine months of 2006 over the first nine months of 2005. Stock-based compensation increased by $2.1 million as compared to the nine months ended 2005. Also the increase is primarily due to the June 2005 acquisition of VUTEk which increased our incremental sales and marketing costs by $13.2 million in the first nine months of 2006 versus the same period in 2005, which was offset by savings from the employee restructuring that occurred in early 2005. The Inkjet division is a direct sales model and requires a higher cost of sales expense than the Controller model which is OEM based with larger order volume and smaller customer base.

We expect that our sales and marketing expenses may increase in absolute dollars as we continue to actively promote our products, introduce new products and services, and continue to build our sales and marketing organization, particularly in Europe and Asia Pacific. Also, sales and marketing expenses may increase as we continue to grow our software solutions, Inkjet products and other new product lines which require greater sales and marketing support from us. We expect that if the US dollar remains volatile against the Euro or other currencies, sales and marketing expenses reported in US dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of personnel expenses and, to a lesser extent, professional fees and other costs associated with being a public company.

General and administrative expenses were $12.5 million for the quarter ended September 30, 2006, or 9% of revenue, compared to $9.9 million for the quarter ended September 30, 2005, or 7% of revenue. The increase of $2.6 million was primarily due to the increase in stock-based compensation of $2.2 million, bad debt expense, and accounting fees, offset by lower legal expenses.

General and administrative expenses were $31.1 million for the nine months ended September 30, 2006, or 7% of revenue, compared to $26.2 million for the nine months ended September 30, 2005, or 8% of revenue. The $4.9 million increase consisted mostly of expenses related to the increase in stock-based compensation of $6.0 million and accounting consulting fees, offset by the VUTEk acquisition reduction of bad debt fair value, and restructuring costs from early 2005, legal expenses, and the reduction of general and administrative headcount from the prior year.

We expect that costs related to the implementation of new accounting standards and other regulatory costs will continue to increase our general and administrative expenses. We also expect that if the US dollar remains volatile against the Euro or other currencies, general and administrative expenses reported in US dollars could fluctuate from quarter to quarter.

Restructuring Charges

In December 2004 we announced that we would reduce our worldwide headcount by approximately 5% in an effort to reduce operating expenses in future periods. During the nine months ended September 30, 2005 we incurred severance costs of approximately $2.7 million. These costs related to employee severance for approximately 65 employees in connection with a reduction in workforce in all of our operating categories and at all of our principal locations. As of September 30, 2006, the restructuring accrual related to these costs had been reduced to zero as we had fully charged against the restructuring accrual was fully utilized by the severance payments for employees.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended September 30, 2006 was $8.8 million compared to $9.8 million for the three months ended September 30, 2005. Amortization of identified intangibles for the nine months ended September 30, 2006 was $26.8 million compared to $18.2 million for the nine months ended September 30, 2005. The addition of intangibles acquired in 2005 in our VUTEk acquisition account for the increase in amortization expense.

Interest and Other Income, Net

Interest and Other Income

Interest income is derived mainly from our short-term investments, net of investment fees. For the three months ended September 30, 2006 and 2005, interest and other income was $6.7 million and $3.5 million, respectively. For the nine months ended September 30, 2006 and 2005, interest and other income was $16.9 million and $10.5 million, respectively. The increases during the comparison periods were driven by higher interest rates and higher account balances. Also included in interest and other income during the nine months ended September 30, 2006 was a $7.0 million gain from the sale of MWA.

Interest Expense

Interest expense primarily consists of interest and debt amortization costs related to our 1.50% senior convertible debt of approximately $1.3 million for each of the three months ended September 30, 2006 and 2005 and $3.8 million for each of the nine months ended September 30, 2006 and 2005.

Income Taxes

For the third quarter of 2006, we recorded a tax provision of $38.1 million compared to a tax benefit of $0.7 million for the same period in 2005. The tax provision for the third quarter of 2006 included a charge of $34.9 million related to the migration of the non-North American VUTEk and chipset product lines to our European headquarters in addition to a charge of approximately $0.2 million due to our reassessment of taxes resulting from the filing of our 2005 federal and state income tax returns. Our effective tax rate on third quarter’s pre-tax income for 2006 without these discrete tax charges was 29%. In 2005, the third quarter’s tax provision was reduced by $2.8 million resulting from our reassessment of taxes on foreign operations due to the filing of our 2004 US and foreign income tax returns. Our effective tax rate for the third quarter’s pre-tax income for 2005 without this discrete benefit was 12%. The increase in our third quarter’s effective tax rate in 2006 compared to 2005, without discrete charges and benefits described above, is due primarily to the expiration of the federal research and development credit in 2006. The tax effects of charges related to stock-based compensation recorded pursuant to SFAS 123(R) which are non-deductible for tax purposes and the adjustment of our 2006 estimated annual tax rate from 20% to 23% in the third quarter of 2006.

Primary differences between our recorded tax benefit/charge rate and the US statutory rate of 35% for all periods include tax benefits associated with state credits for research and development costs, lower taxes on foreign earnings, partially offset by the tax effects of charges related to stock-based compensation recorded pursuant to APB 25 in 2005 and SFAS 123(R) in 2006, which are non-deductible for tax purposes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. FIN 48 is effective for years beginning after December 15, 2006, and we are required to adopt FIN 48 in the first quarter of 2007. Upon adoption of FIN 48, we will record a cumulative effect adjustment of approximately $4.8 million to increase opening retained earnings in the first quarter of 2007.

Liquidity and Capital Resources

(in thousands)	September 30, 2006	December 31, 2005	Change
		As restated(1)
Cash and cash equivalents	$195,226	$182,039	$13,187
Short term investments	328,193	287,577	40,616

Total cash, cash equivalents and short term investments	$523,419	$469,616	$53,803

	Nine months ended September 30,
(in thousands)	2006	2005	Change
		As restated(1)
Cash provided by operating activities	$44,678	$33,310	$11,368
Cash used in investing activities	(34,518)	(69,015)	34,497
Cash provided by financing activities	3,148	15,296	(12,148)
Effect of foreign exchange rate changes on cash and cash equivalents	(121)	(125)	4

Increase (decrease in cash and cash equivalents)	$13,187	$(20,534)	$33,721

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements” to Condensed Consolidated Financial Statements.

Overview

Cash and cash equivalents and short term investments increased by $53.8 million from December 31, 2005 from $469.6 million to $523.4 million. The increase is primarily due to cash provided from operations of $44.7 million and the proceeds from the sale of MWA. Cash generated from issuance of common stock which is primarily the exercise of stock options was offset by the repurchase of common stock which occurred primarily in the first and second quarter of 2006.

Operating Activities

During the first nine months of fiscal 2006, our operating activities generated cash flows of $44.7 million. The following items significantly impacted our cash provided by operating activities:

Our net loss of $3.7 million included non-cash charges of $68.5 million, which are comprised primarily of $19.7 million for deferred income tax liabilities, $33.7 million in depreciation and amortization of acquisition related intangible assets, and $16.4 million in stock-based compensation expense; and a $24.5 million increase in our accounts receivable net of reserves primarily due to an increase in year to date revenue arising from stronger Inkjet sales and an increase in days sales outstanding from 43 days as of December 30, 2005 to 60 days as of September 30, 2006, primarily due to the addition of our Inkjet business and its direct sales to end-users. Prior to the addition of our Inkjet business, our sales consisted of hardware and software sales mainly to large well-established OEMS.

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. We calculate accounts receivable days sales outstanding (DSO) by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter, multiplied by the total days in the quarter. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As the percentage of our APPS and Inkjet related revenue increases, we expect DSOs to trend higher. Our DSOs related to software and direct sales are traditionally higher than those related to OEM customers.

Investing Activities

Investments

We purchased net marketable securities in the nine months ended September 30, 2006 of $38.1 million. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Property and Equipment

Net purchases of property and equipment were $6.1 million for the nine months ended September 30, 2006. Our property and equipment additions have historically been funded from operations. We also received $10.0 million in the second quarter of 2006 related to the sale of the MWA assets.

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

Financing Activities

The primary source of funds from financing activities was proceeds from the issuance of common stock from the exercise of stock options and the employee stock purchase plans totaling $33.5 million, offset by repurchases of common stock totaling $33.8 million for the nine months ended September 30, 2006. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. We have changed and will continue to assess the term, number, and types of equity awards we issue, which may result in less cash received from issuance of equity awards in the future.

Under SFAS 123(R), we are required to report the excess tax benefit associated with stock-based compensation as a financing cash in-flow. The tax benefit for the nine months ended September 30, 2006 was $3.4 million.

Inventories

Our inventory consists primarily of components related to our inkjet printer business and to a lesser extent memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing our controller products. Should we decide to purchase components and do our own manufacturing of our controller products, or should it become necessary for us to purchase and sell components other than the processors, ASICs or memory subsystems for our contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventory we carry could become obsolete thereby negatively impacting our consolidated financial position and results of operations. We also rely on several sole-source suppliers for certain key components and could experience a significant negative impact on our consolidated financial position and results of operations if such supplies were reduced or not available. Our acquisition of VUTEk in June 2005 has significantly increased our inventory exposure. Unlike our controller business where we outsource manufacturing, we manufacture the VUTEk products, including both ink and printers in our owned and managed facilities.

Purchase Commitments

We may be required and have been required to compensate our sub-contract manufacturers and hardware suppliers for components purchased for orders subsequently cancelled by us. We review the potential liability and the adequacy of the related accrual. Management analyzes current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of such accruals. Significant management judgments and estimates must be made and used in connection with establishing the accruals in any accounting period and such judgments and assessments may prove to be inaccurate. Material differences may result in the amount and timing of our income for any period if management made different judgments or utilized different estimates. Our financial condition and results of operations could be negatively impacted if we were required to compensate the sub-contract manufacturers and hardware suppliers in an amount significantly in excess of the accrual.

Indemnifications

In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement or other claims made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions were insignificant. However, we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

As permitted under Delaware law, pursuant to our bylaws, charter and indemnification agreements that we have entered into with our current and former executive officers and directors, we are required, subject to certain limited qualifications, to indemnify our executive officers and directors for certain events or occurrences while the executive officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the executive officer's or director’s lifetime, and our indemnification obligations generally extend to the derivative shareholder suits and Nasdaq delisting proceedings described in this filing. In this regard, we have received, and expect to receive, requests for indemnification by certain current and former executive officers and directors in connection with the review of our historical stock option granting practices and the related restatement, related government inquiries and derivative shareholder suits described herein. The maximum potential amount of future payments we may be obligated to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and may enable us to recover a portion of any future amounts paid.

Legal Proceedings

As more fully discussed below, from time to time we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, securities law, intellectual property, employment matters and other claims or litigation matters relating to various claims that arise in the normal course of our business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss on the pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. However, taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay for the cases discussed. However, our estimates could be wrong, and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.

Please refer to “Part II – Other Information, Item 1: Legal Proceedings” in this Form 10-Q for more information regarding our legal proceedings.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provide a cost effective means of providing adequate office space for our corporate offices. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger related covenants as of September 30, 2006. We are liable to the lessor for the financed amount of the buildings if we default on our covenants. We obtained limited and conditional waivers from the lessor regarding any event of default that should occur solely as a result of an event of default on other indebtedness caused by our failure to comply with covenants relating to the filing and delivery of our periodic reports.

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no material deficiency to the guaranteed value at September 30, 2006. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at September 30, 2006 for a total of $88.6 million shown as Restricted Investments on the face of the balance sheet) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.

In conjunction with the Leases, we leased the land on which the buildings are located to the lessor of the buildings. These separate ground leases are for approximately 30 years. We are treated as the owner of these buildings for federal income tax purposes.

We determined that the synthetic lease agreements qualify as variable interest entities (VIEs); however, because we are not the primary beneficiary as defined by FASB Interpretation No. 46 Consolidation of Variable Interest Entities, as revised (“FIN 46R”) we are not required to consolidate the VIEs in the financial statements.

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

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Currently we do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward foreign exchange contracts outstanding as of September 30, 2006.

Interest Rate Risk

Marketable Securities

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

The following table presents the hypothetical change in fair values in the financial instruments we held at September 30, 2006 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points (BPS).

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total Fair Market Value	$354,339	$352,432	$351,479	$349,572	$348,619	$346,712
Percent Change in Fair Value	77%	39%	19%	-19%	-39%	-77%

Convertible Debentures

The fair value of our convertible debt, including current maturities, was estimated to be $249 million as of September 30, 2006.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro and Japanese yen. The majority of our receivables are invoiced and collected in U.S. dollars, and as such are a net payer of currencies other than the U.S. dollar due to our operations in foreign countries. As such we can benefit from a stronger dollar and be adversely affected by a weaker dollar relative to major currencies worldwide. Accordingly, changes in exchange rates and in particular a weakening of the U.S. dollar may adversely affect our consolidated operating expenses and operating margins as expressed in U.S. dollars. We do not hedge our foreign currency exposure as the net impact of these exposures has historically been insignificant.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended September 30, 2006, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2006, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1:	Legal proceedings

As more fully discussed below, from time to time we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, securities law, intellectual property, employment matters and other claims or litigation matters relating to various claims that arise in the normal course of our business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss on the pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. However, taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay for the cases discussed. However, our estimates could be wrong, and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.:

In May 2005, prior to EFI’s acquisition of VUTEK, Leggett & Platt, Inc. (“L&P”), and its patent holding subsidiary brought a patent infringement action against VUTEk in the United States District Court in the Eastern District of Missouri. After conducting extensive discovery, EFI moved for summary judgment that the asserted patent is invalid and not infringed. After several months of reviewing the evidence, on December 26, 2006, the Court granted EFI’s summary judgment motion and ruled that all of L&P’s asserted patent claims were invalid on multiple grounds. The Court found that each asserted patent claim was obvious and already disclosed in VUTEk’s own prior patents. In addition to those two grounds for invalidity, the Court also found L&P’s patent claims invalid because the L&P patent claims were vague and indefinite in view of the patent claim interpretations suggested by L&P. The Court also granted EFI’s motion to recover its costs from L&P. L&P filed a notice of appeal, and EFI moved to dismiss the appeal for lack of proper certification from the trial court. The Court of Appeals for the Federal Circuit in Washington, D.C. granted EFI’s motion and dismissed L&P’s first appeal. After obtaining a final certification from the trial court, L&P filed a new notice of appeal. EFI will continue to vigorously contest L&P’s second attempt at an appeal.

Bureau of Industry and Security (BIS) Export Investigation:

In January 2005, prior to EFI’s acquisition of VUTEk, the U.S. Commerce Department’s Bureau of Industry and Security (BIS) initiated an investigation of VUTEk relating to VUTEk’s alleged failure to comply with U.S. export regulations in connection with several export sales to Syria in 2004. EFI self-initiated an internal compliance review of historical export practices for both VUTEk and EFI. Potential violations uncovered during our compliance review were voluntarily disclosed to BIS in November 2006 (for VUTEk) and December 2006 (for EFI). Additionally, we provided BIS with detailed reports of our compliance review findings and supplemental information in March 2007 (for VUTEk) and May 2007 (for EFI). The areas of possible non-compliance found in the internal review relate to: (1) deemed exports of controlled encryption source code and/or technology to foreign nationals of Syria and Iran, (2) exports of printers and other products with encryption functionality before completion of encryption reviews by BIS and (3) statistical reporting errors on some export declarations. At present, we believe that these matters will be resolved solely with administrative penalties. However, there is no assurance that these matters will not have an unforeseen outcome that could impair our ability to export product outside of the United States and Canada.

Purported Derivative Shareholder Lawsuits:

On August 16, 2006, a purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of San Mateo captioned Parish v. Avida et al., No. CIV 457013. A substantively identical complaint was filed in the same court on September 11, 2006 captioned Fennimore v. Avida et al., No. CIV 457566. These actions were consolidated as In re Electronics For Imaging, Inc. Derivative Litigation, Master File No. 457013. The consolidated complaint filed December 18, 2006, alleged claims – derivatively and on behalf of the Company as nominal defendant – against certain of the Company’s current and former officers and/or directors and sought redress for alleged breaches of fiduciary duty by and unjust enrichment of the individual defendants. Plaintiffs claimed that, from 1994 to 2003, the defendants colluded to improperly backdate stock option grants to various officers and directors in violation of the Company’s stock option plans. Further, Plaintiffs claimed that the individual defendants colluded to improperly record and account for the allegedly backdated options in violation of Generally Accepted Accounting Principles, and to produce and disseminate statements that improperly recorded and accounted for the options and concealed the allegedly improper backdating. According to plaintiffs, the Company has suffered damage as a result of the individual defendants’ alleged misconduct, and the recipients of the options have allegedly garnered unlawful profits. On January 30, 2007 the court entered a stipulated order dismissing the consolidated action and, on February 2, 2007, plaintiffs filed a similar complaint in the United States District Court for the Northern District of California captioned Parish et al. v. Avida et al., No. C07-00698.

On November 22, 2006, another purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of San Mateo captioned City of Ann Arbor Employees’ Retirement Association v. Gecht et al., No. CIV 459145. The complaint asserted derivative claims against certain of the Company’s current and former officers and/or directors, alleging that the director defendants breached their fiduciary duty by improperly manipulating certain stock option grants between 1996 and 2003, thereby violating the terms of the Company’s stock option plan, causing the Company to issue false and misleading financial statements and proxy statements, and unjustly enriching the executives who received the subject option grants. The complaint also purported to be brought on behalf of a class consisting of all others similarly situated and alleges a class claim for breach of the fiduciary duty of disclosure. On December 5, 2006 the case was removed to the United States District Court for the Northern District of California and, on March 9, 2007, the court denied plaintiff’s motion to remand the case back to state court. On April 3, 2007 the court granted plaintiff’s motion to voluntarily dismiss its complaint. Plaintiff re-filed its complaint in Delaware Chancery Court on April 9, 2007.

On November 27, 2006 a purported derivative shareholder complaint was filed in the United States District Court for the Northern District of California captioned Indiana State District Council of Laborers and Hod Carriers Pension Fund v. Gecht et al., No. C-06-7274(EMC). Similar to the derivative allegations asserted in the previously-filed complaints, the plaintiff alleges that, between 1997 and 2006, the individual defendants improperly manipulated the grant date of certain stock option grants and made false or misleading statements regarding such grants. Plaintiff claims that the individual defendants’ alleged misconduct violated the Securities Exchange Act of 1934, as well as California and Delaware law. On March 22, 2007, the court issued an Order consolidating this action with the Parish action. On April 12, 2007 Parish and Fennimore were appointed lead plaintiffs and their attorneys lead counsel. On July 25, 2007 the Court granted plaintiffs' unopposed motion to stay the action in deference to the litigation pending in Delaware (described below).

On March 15, 2007 a complaint was filed in Delaware Chancery Court captioned Denver Employees Retirement Plan v. Gecht et al., No. 2797. The complaint asserts derivative claims against certain of the Company’s current and former officers and/or directors, alleging that the director defendants breached their fiduciary duty by improperly manipulating certain stock option grants between 1996 and 2003, thereby violating the terms of the Company’s stock option plan, causing the Company to issue false and misleading financial statements and proxy statements, and unjustly enriching the executives who received the subject option grants. The complaint also purported to be brought on behalf of a class consisting of all others similarly situated and alleges a class claim for breach of the fiduciary duty of disclosure. On May 9, 2007, the court granted the parties’ proposed order consolidating the Denver and Ann Arbor cases, designating the Denver complaint as the operative complaint, and appointing the named plaintiffs lead plaintiffs and their counsel lead counsel. Defendants have moved to dismiss the action.

Durst Fototechnik Technology GmbH v. Electronics for Imaging, GmbH et al.:

On February 23, 2007, Durst brought a patent infringement action against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity and unenforceability based on Durst's improper actions before the German patent office. EFI Inc. filed its Statement of Defense on August 29, 2007. EFI Inc.’s defenses include those for EFI GmbH as well as an additional defense for prior use based on EFI’s own European patent rights. Trial has been set in Mannheim for November 30, 2007. EFI will continue to defend itself vigorously.

Acacia Patent Litigation

On August 8, 2007, Screentone Systems Corporation, a subsidiary of Acacia Technologies Group, initiated litigation against several defendants, including Konica Minolta Printing Solutions, Canon USA, and Ricoh Americas, for infringement of a patent related to apparatus and methods of digital halftoning in the United States District Court for the Eastern District of Texas. Konica Minolta, Canon and Ricoh are EFI customers. While the complaint does not identify any accused products nor reference EFI directly, at least one defendant has notified EFI that Acacia representatives have communicated that at least one basis for its infringement claim is based on certain EFI Fiery products. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. At least one defendant has written requesting indemnification for any EFI products that allegedly infringe these patents. While EFI does not believe that its products infringed this patent, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Tesseron Patent Litigation

On September 26, 2007, Tesseron, Ltd. initiated litigation against Konica Minolta Business Solutions USA, Konica Minolta Business Technologies and Konica Minolta Holdings for infringement of eight patents related to variable printing technology in the United States District Court for the Northern District of Ohio, Eastern Division. Konica Minolta is an EFI customer and the complaint references EFI Fiery variable data enabled printer controllers. Additionally, Tesseron has on multiple occasions over the past 4 years sent threatening letters to EFI. However, Tesseron failed to reply to each of EFI’s requests for a dialogue. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. Konica Minolta has written requesting indemnification for any EFI products that allegedly infringe these patents. While EFI does not believe that its products infringed any of these patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Nasdaq Delisting Proceedings:

Due to the Special Committee investigation, we were unable to file on a timely basis with the SEC our Quarterly Report on Form 10-Q for the period ended September 30, 2006, our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. On November 15, 2006, we received a Nasdaq staff determination notice stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14) due to our failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006, and that our securities are, therefore, subject to delisting from The Nasdaq Global Select Market. We received additional Nasdaq staff determination notices with respect to our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007.

We requested and subsequently attended a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”) to appeal the staff determination and presented a plan to cure the filing deficiencies and regain compliance. The Panel granted our request for continued listing on The Nasdaq Global Select Market, subject to certain conditions which we were unable to meet because of the then-ongoing independent investigation of our historical stock option grants. As a result, the Panel notified us that it had determined to delist our securities, which ordinarily would have resulted in the suspension of our securities effective on May 17, 2007. However, the Nasdaq Listing and Hearing Review Council (the “Listing Council”), pursuant to its discretionary authority under Marketplace Rule 4807(b), called for review the decision of the Panel regarding our case and stayed any action by the Panel to suspend our securities from trading on The Nasdaq Global Select Market pending further action by the Listing Council.

On July 2, 2007, we provided the Listing Council with an additional submission for its consideration, and requested that the Listing Council exercise its discretionary authority, pursuant to Marketplace Rule 4802(b), in favor of granting us an additional extension to regain compliance with Nasdaq’s filing requirement, as set forth in Marketplace Rule 4310(c)(14).

On August 23, 2007, the Listing Council notified us that it had determined to exercise its discretionary authority, under Nasdaq Marketplace Rule 4802(b), to grant us an exception to demonstrate compliance with all of The Nasdaq Global Select Market continued listing requirements through October 22, 2007.

Item 1A:	Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part 1, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item1A, Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2006 filed concurrently with this report.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

Issuer Purchases of Equity Securities

(In thousands, except share and per share amounts)

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1) (d)
July 2006	160,132	$19.77	160,132	$66,900
August 2006	87,893	$19.94	87,893	$65,148
September 2006	—	$—	—	$65,148

Total	248,025	$19.83	248,025	$65,148

(1)	On August 26, 2004 we announced that our Board of Directors had approved $100.0 million for the repurchase of our outstanding common stock. We began repurchasing shares under this program in August 2004 and as of September 30, 2006 we had repurchased 1,575,201 shares. Our buy back program is limited by SEC regulations and by trading windows set by Company policy.

Item 3:	Defaults Upon Senior Securities

On June 29, 2007, we received a notice of a purported compliance deficiency from the trustee under the indenture governing EFI’s $240 million, 1.50% Convertible Senior Debentures due 2023 (the “Debentures”). This notice references certain requirements to file with the trustee copies of annual and quarterly reports that EFI is required to file with the SEC, specifically its Form 10-K for the fiscal year ended December 31, 2006, and its Form 10-Q for the fiscal quarter ended March 31, 2007. On November 10, 2006, EFI received a similar notice from the trustee related to the delay in filing of EFI’s Form 10-Q for the fiscal quarter ended September 30, 2006.

Under the terms of the indenture, EFI has 60 days to cure a default. If EFI does not cure a default within that period, either the trustee or the holders of at least 25% of the aggregate principal amount of outstanding Debentures may accelerate the maturity of the Debentures, causing the outstanding principal amount plus accrued interest to be immediately due and payable; to date, none has done so.

The June 29, 2007 notice asserted that, because EFI did not file its Form 10-Q for the fiscal quarter ended September 30, 2006 within 60 days of receiving the November 10, 2006 notice, an “Event of Default” has occurred and is continuing under the indenture. The June 29, 2007 notice further asserted that, if the deficiency related to the filing of EFI’s Form 10-K for the fiscal year ended December 31, 2006 and Form 10-Q for the fiscal quarter ended March 31, 2007 is not cured within 60 days, additional “Events of Default” will occur under the indenture.

The trustee has not accelerated the maturity of the Debentures, but reserved the right to seek the remedies allowed in the indenture.

As of September 30, 2006, EFI had approximately $523.4 million of cash and investments. Accordingly, EFI believes that, if the Debentures were accelerated, it has adequate financial resources to pay any unpaid principal and interest due on the Debentures. Although EFI reserves the right to take any action it deems appropriate, and has not conceded that any default has occurred under the indenture, EFI currently expects that, upon a valid acceleration (if any) of the Debentures, it would repay all outstanding amounts due thereunder. The Debentures are convertible into approximately 9.1 million shares of EFI’s common stock. EFI includes the approximately 9.1 million shares related to the Debentures in the calculation of its earnings per share, if dilutive. A repayment of the Debentures would result in the exclusion of the 9.1 million shares from EFI’s share count, thereby reducing the number of shares used in its earnings per share calculation.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

12.1	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: October 19, 2007	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

Date: October 19, 2007	/s/ John Ritchie
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