Form 10-K
period 2006-12-31
ELECTRONICS FOR IMAGING INC
filed 2007-10-19
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(650) 357-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $.01 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒                        Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on June 29, 2007 and June 30, 2006 was $1,008,125,241 and $733,833,446, respectively.** The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of October 15, 2007 was 57,530,227.

DOCUMENTS INCORPORATED BY REFERENCE

None.

** Based upon the last trade price of the Common Stock reported on the NASDAQ Global Select Market on June 29, 2007 and June 30, 2006, the last business day of the registrant’s second quarter of the 2007 and 2006 fiscal year, respectively. Excludes approximately 21,828,291 shares of common stock held by Directors, Officers and holders known to the Registrant to hold 5% or more of the Registrant’s outstanding Common Stock on December 31, 2006, in that such persons may be deemed to be affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

EXPLANATORY NOTE

We are restating the following consolidated financial statements and related disclosures in this Annual Report on Form 10-K:

(1) our consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005;

(2) “Selected Consolidated Financial Data” in Part II, Item 6 as of and for the fiscal years ended December 31, 2005, 2004, 2003, and 2002;

(3) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 as of and for the fiscal years ended December 31, 2005 and 2004; and

(4) our unaudited quarterly financial information for the first two quarters in our fiscal year ended December 31, 2006 and for all quarters in our fiscal year ended December 31, 2005 located at the end of Item 8 in this Annual Report on Form 10-K.

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

For more information regarding the restatement, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

PART I

This Annual Report on Form 10-K includes certain registered trademarks and trade names of Electronics For Imaging, Inc., its subsidiaries (collectively, “EFI” or the “Company”) and others. Best, Digital StoreFront, DocStream, EDOX, EFI, Fiery, Jetrion, Logic, MicroPress, OneFlow, Printcafe, Splash, and VUTEk are trademarks of the Company. All other terms and product names may be registered trademarks or trademarks of their respective owners, and are hereby acknowledged.

Certain of the information contained in this Annual Report on Form 10-K, including without limitation, statements made under this Part I, Item 1 “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” which are not historical facts, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and is subject to risks and uncertainties and actual results or events may differ materially. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “may,” “should,” “plan,” “potential,” “seek,” “continue” and similar expressions as they relate to the Company or its management are intended to identify such statements as “forward-looking statements.” Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, those factors discussed in Item 1 “Business” in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission, including the Company’s most recent Quarterly Report on Form 10-Q and current reports on Form 8-K, and any amendments thereto. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events or changes in factors or assumptions affecting such forward-looking statements.

Item 1: Business

Filings

We file annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including EFI, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available free of charge through our Internet website (http://www.efi.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

General

EFI was incorporated in Delaware in 1989 and in 1992 we made our initial public offering of common stock. Our common stock is traded on the NASDAQ Global Select Market under the symbol EFII. Our corporate offices are located at 303 Velocity Way, Foster City, California 94404.

We are the world leader in color digital print controllers, super-wide format printers and inks, and print management solutions. Our award-winning technologies offer integrated document management tools from creation to print, including high fidelity color Fiery print controllers that can output up to 2,000 pages per minute; VUTEk super-wide digital inkjet printers and UV and solvent inks capable of printing on flexible and rigid substrates; powerful print production workflow and management information software solutions for increased performance and cost efficiency; Jetrion industrial inkjet printers, inks and custom printing systems for the label and packaging industries; and corporate printing solutions. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services and produce accurate digital output.

Products and Services

Controllers

Headlined by EFI’s flagship Fiery brand, our core controller technologies transform digital copiers and printers into networked printing devices. Once networked, EFI-powered printers and copiers can be shared across workgroups, departments, the enterprise and the Internet to quickly and economically produce high-quality color and black & white documents. Our color digital print controllers provide solutions for a broad range of the printing market—from entry-level desktop printers to production-level digital copiers. Our color digital print controller line of products are sold to original equipment manufacturers (OEMs) for sale to customers, and consist of: (i) stand-alone print controllers which are connected to digital copiers and other peripheral devices and (ii) embedded and design-licensed solutions which are used in digital copiers, desktop laser printers and multifunctional devices.

Our main controller solutions, primary OEMs and user environments are as follows:

Platform	Primary OEM	User environment
Fiery external print servers	Canon, Fuji Xerox, IKON, Konica Minolta, Oce´, Ricoh, Sharp, Toshiba, Xerox	Print for Pay, Corporate Reprographic Departments, Graphic Arts, Advertising Agencies, Transactional Printers, Commercial Printers

Fiery embedded servers (boards and chipsets)	Canon, Fuji Xerox, IKON, Konica Minolta, Oce´, Ricoh, Sharp, Toshiba, Xerox	Office Environments

Splash	Xerox	Graphic Arts, Advertising Agencies

Micropress	Canon, Danka, IKON, Konica Minolta, Ricoh	Corporate Reprographic Departments, Commercial Printers

Inkjet Products

Our industry-leading VUTEk super-wide format digital inkjet printers and inks are used by billboard graphics printers, commercial photo labs, large sign shops, graphic screen printers and digital graphics providers to print billboards, building wraps, banners, art exhibits, point of purchase signage and other large displays.

The VUTEk printers are divided into two categories, printers using solvent inks and those using UV (ultra violet) curable inks. In 2006, we introduced two new super-wide printing platforms, the QS series of high speed, high resolution printers and the modular VUTEk 3360. Some of our more popular printers and features are as follows:

Printer Type	Models	Capabilities	Applications
Solvent	UltraVU Series VUTEk 3360	Printing widths of 1.5 to 5.0 meters Four, six and eight colors Flexible substrates Solvent ink	Banners Billboards Exhibition signage Building Wraps Flags

UV	PressVu Series QS Series	Printing widths up to 2.0 to 3.2 meters Four, six and seven colors Flexible and rigid substrates UV curable inks	Point of purchase signage Point of purchase signage Backlit displays Exhibition signage Photo-quality graphics

On October 31, 2006, we acquired Jetrion LLC (Jetrion), which specializes in digital printing and provides a complete spectrum of industrial inkjet systems, custom high-performance integration solutions and specialty inks to the converting, packaging and direct mail industries. To further expand our industrial inkjet leadership, we have recently announced plans for a full color UV inkjet label press.

We also manufacture the inks used in our inkjet printers. Each of our inks is customized for each of our printers to provide optimum performance on that printer. In addition, we manufacture and sell private label inks to third-party inkjet printer manufacturers.

Advanced Professional Print Software

To provide our customers with print solutions, we have developed technology that enhances printing workflow and makes printing operations more powerful, productive and easier to manage from one centralized user interface. Most of the our software solutions have been developed with the express goal of automating print processes and streamlining workflow via open, integrated and interoperable EFI products, services and solutions.

Our enterprise resource planning (ERP) and collaborative supply chain software print management solutions are designed to enable printers and print buyers to improve productivity and customer service while reducing costs. Procurement applications for print buyers and print producers facilitate web-based collaboration across the print supply chain. Customers recognize that print management information systems, or PMIS, are essential to improving their business practices and profitability and we are continuing to focus on making our PMIS solutions the global industry standard.

Our software offerings currently include:

Product Name	Description	User
Colorproof XF proofing software	Digital color proofing solutions offering fast, flexible workflow, power, and expandability	Digital, commercial and hybrid printers, prepress providers, publishers, creative agencies and photographers

EFI Hagen, EFI Logic, EFI PSI, EFI PrintSmith print management information systems	Collect, organize, and present critical information to improve process control and profit potential	Commercial, publishing, digital, in-plant, print for pay, large format and specialty printers

Digital StoreFront, PrinterSite web-based order entry and order management systems	Web interface to manage print transactions between customer and printer	Commercial, publishing, digital, in-plant, print for pay, large format and specialty printers

Growth and Expansion Strategies

Our overall objective is to continue to introduce new generations of digital print controllers as well as expand our offerings in inkjet, professional printing software applications, and in other new product lines related to digital printing, workflow and print management. With respect to our current products, our primary goal is to offer best of breed solutions that are interoperable and conform to open standards, which will allow customers to configure the most efficient solution for their business. Our strategy to accomplish these goals consists of four key elements: proliferate and expand product lines; develop and expand relationships with key industry participants; establish enterprise coherence and leverage industry standardization; and leverage technology and industry expertise to expand the scope of products, channels and markets. Each of these items is discussed below.

Proliferate and Expand Product Lines

We intend to continue to develop new digital print controllers that are “scalable”, meaning products that continue to meet the changing needs of the user as their business grows. Our products offer a broad range of features and functionality when connected to, or integrated with, digital color and black-and-white copiers, as well as desktop color laser printers.

We intend to continue our development of platform enhancements that advance the performance and usability of our software applications in order to provide cohesive, integrated solutions for our customers.

In 2006, we introduced a new generation of our Fiery product line, Fiery System 8, which provides enhanced workflow and production management tools and new variable data printing capabilities to provide customers with more efficient workflow, more accurate color and greater control over and visibility into their business. We also launched the new Color Profiler Suite profiling solution designed to ensure total color quality control in the color printing workflow for graphic arts professionals.

Our expansion of product lines includes our acquisition of Jetrion, a leading innovator of inkjet printers, inks and custom printing systems for the label and packaging industries. This acquisition expanded our presence in the industrial inkjet market.

In 2006, we introduced two new VUTEk super-wide UV printing platforms that provide the speed, quality and configurability necessary to better enable our customers to meet the growing needs of their customers. The new 2.0 meter QS2000 and 3.2 meter QS3200 UV inkjet printers provide both high speed and high resolution quality for rigid or flexible substrates. The new enhanced VUTEk 3360 solvent printer platform provides customers with an entry-level configuration that makes it easier for customers to acquire VUTEk quality and add functionality as needed to meet the needs of their customers.

In 2006, we introduced our BioVu ink, the first ink for super-wide format printers made from a renewable resource, corn. As a result of its environmental signature, BioVu will help improve working conditions within our customers’ production facilities as well as helping our customers meet their customers’ growing need for environmental sustainability in the printed products they purchase.

We also continue to explore acquisition possibilities as a way to expand our product lineup and customer base. Although there can be no assurance that acquisitions will be successful, acquisitions have allowed us to broaden our product lines.

Develop and Expand Relationships with Key Industry Participants

Our customer relationships are one of our most important assets. We have established relationships with leading printer and copier industry companies, including Canon, Fuji Xerox, Konica Minolta, Oki, Océ, Ricoh, Sharp, Toshiba and Xerox, which we collectively refer to as our OEM customers.

Our relationships with our OEM customers are based upon business relationships we have established over time. However, our agreements with such OEM customers generally do not require them to make any future purchases from us, and our OEM customers are generally free to purchase products from our competitors or build their own and cease purchasing our products at any time, for any reason or no reason.

Additionally, we have established relationships with many leading distribution companies in the office, graphic arts and commercial print industries such as IKON, Presstek, Fujifilm Graphic Systems, Pitman, Nazdar and 3M. We seek to establish new relationships in pursuit of the goal of offering our controller line of products as well as our software technology for optimizing the management and creation of documents in a variety of print environments.

We also have established relationships with many of the leading print providers globally, such as R.R. Donnelley, Consolidated Graphics and Cenveo Anderson Lithograph. These direct sales relationships, along with dealer arrangements, are vital for our understanding of the end markets for our products and serve as a source of future product development ideas. In many cases our products are customized for the needs of large customers yet maintain the common intuitive interfaces that EFI is known for around the world.

Our Advanced Professional Print Software and Inkjet products are sold both direct and via distribution arrangements to all sizes of print providers.

Establish Enterprise Coherence and Leverage Industry Standardization

In our development of new products and platforms, we seek to establish coherence across our entire product line by designing products that provide a consistent “look and feel” to the end-user. We believe cross-product coherence can create higher productivity levels as a result of shortened learning curves. Additionally, we believe the integrated coherence that end-users can achieve using EFI products for all of their digital printing and imaging needs leads to a lower total cost of ownership. We also advocate open architecture utilizing industry-established standards to provide inter-operability across a range of digital printing devices and software applications, ultimately providing end-users more choice and flexibility in their selection of products. For example in 2006, we introduced enhanced integration between our web-based Digital StoreFront application, our Fiery, our Logic SQL print MIS application and Canon’s new production print engine, the Canon imagePress 7000VP, leveraging the industry standard Job Definition Format (JDF).

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

Significant Relationships

We have established and continue to build and expand relationships with our OEMs and distributors of digital printing technology in order to benefit from their products, distribution channels and marketing resources. Our customers include domestic and international manufacturers, distributors and sellers of color and black-and-white digital copiers, wide-format printers and desktop color printers. We work closely with our OEM customers with the aim of developing solutions that incorporate leading technology, and that work optimally in conjunction with such companies’ products. The top 7 revenue-generating OEMs or distributors, in alphabetical order, that we sold products to in 2006 were Canon, Fuji Xerox, IKON Office Solutions, Konica Minolta, Océ, Ricoh and Xerox. Together, sales to Canon and Xerox accounted for approximately 34% of our 2006 revenue, with sales to each of these two customers accounting for more than 10% of our revenue. Because sales of our printer and copier-related products constitute a significant portion of our controller revenues and there are a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues in future periods. Accordingly, if we lose or experience reduced sales to an important OEM, we will have difficulty replacing the revenue traditionally generated from such OEM with sales to new or existing OEMs and our revenues may decline.

We customarily enter into development and distribution agreements with our OEM customers. These agreements can be terminated under a range of circumstances and often upon relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that our OEM customers will continue to purchase products from us in the future, despite such agreements. Furthermore, our agreements with our OEM customers generally do not commit such customers to make future purchases from us and they could decline to purchase products from us in the future and could purchase products from our competitors, or build the products themselves. We recognize the importance of, and work hard to maintain, our relationships with our customers. However, our relationships with our customers are affected by a number of factors including, among others: competition from other suppliers, competition from internal development efforts by the customers themselves and changes in general economic, competitive or market conditions such as changes in demand for our or the OEM’s products, or fluctuations in currency exchange rates. There can be no assurance that we will continue to maintain or build the relationships we have developed to date. See Item 1A—We face competition from other suppliers as well as our own OEM customers and if we are not able to compete successfully our business may be harmed.

We have a continuing relationship pursuant to a license agreement with Adobe and license PostScript® software from Adobe for use in many of our controller solutions. This relationship is important because each of our controller solutions requires page description language software such as that provided by Adobe in order to operate. Adobe’s PostScript® software is widely used to manage the geometry, shape and typography of hard copy documents and Adobe is a leader in providing page description software. Although to date we have successfully obtained licenses to use Adobe’s PostScript® software when required, Adobe is not required to and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® software on reasonable terms, in a timely manner, or at all. In addition, in order to obtain licenses from Adobe, Adobe requires that we obtain from them quality assurance approvals for our products that use Adobe software. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® software. If that occurred, we would have to license, acquire, develop or reestablish our own competing software as a viable alternative for Adobe Postscript and our financial condition and results of operations could be significantly harmed for a period of time.

Our inkjet printers are constructed with inkjet print heads which are manufactured by a limited number of suppliers. If we were to experience difficulty obtaining print heads, our production of inkjet printers would be limited and our revenues would be harmed. We manufacture inks for use in our printers and rely upon a limited number of suppliers for certain pigments used in our inks. Our ink sales would decline significantly if we were unable to obtain the pigments as needed. In addition, since the warranties on the ink delivery systems of our inkjet printers are voided if our inks are not used, our printer sales and customer relationships could be harmed.

Distribution and Marketing

Our primary distribution method for our controller line of products is to sell them to our OEMs. Our OEMs in turn sell these products to OEM-affiliated and independent distributors/dealers/resellers and end-users for use with the OEM’s copiers or printers as part of an integrated printing system. See Item 1A—We rely on sales to a relatively small number of OEM customers and the loss of any of these OEM customers could substantially decrease our revenues.

Our primary distribution method for our MicroPress controllers, our EFI Proofing Solutions and our EFI Workflow software products is to sell directly to our authorized distributors, dealers, and resellers who in turn sell the solutions to end users either in a stand alone form or bundled with other solutions they offer. Primary customers with whom we have established distribution agreements include Enovation, Fujifilm Graphic Systems, Pitman and other sales companies. There can be no assurance that we will continue to successfully distribute our products through these channels.

Our Print Management Information Solutions are primarily sold directly to the end user by EFI’s own sales force. To distribute our VUTEk printers and ink, we utilize a direct sales force in North America and Europe and principally distributors for the rest of our global distribution. Any interruption of the distribution methods could negatively impact us in the future.

We promote all of our products through public relations, direct mail, advertising, promotional material, trade shows and ongoing customer communication programs. The majority of the sales leads for inkjet printer sales are generated from tradeshows and any interruption in our tradeshow participation could materially impact our revenue and profitability.

Research and Development

Research and development costs for 2006, 2005 and 2004 were $127.9 million, $110.1 million and $112.3 million, respectively. As of December 31, 2006, 885 of our 1,889 full-time employees were involved in research and development. We believe that development of new products and enhancement of existing products are essential to our continued success, and management intends to continue to devote substantial resources to research and new product development. We expect to make significant expenditures to support our research and development programs for the foreseeable future.

We are developing products to support additional color and black-and-white printing devices including desktop printers, high-end color copiers, digital black-and-white copiers and multifunctional devices. We are also developing new software applications designed to maximize workflow efficiencies and to meet the needs of the graphic arts and commercial print professional, including proofing solutions and print management information systems solutions. We also expect to continue to develop new platforms of inkjet print technologies in order to meet the needs of existing and future markets. We have research and development sites in nine U.S. locations, as well as in Israel, India, Japan and Europe. See “Growth and Expansion Strategies—Proliferate and Expand Product Lines” above. Substantial additional work and expense will be required to complete and bring to market each of the products currently being developed by us.

Manufacturing

We utilize sub-contractors to manufacture our controller line of products. These sub-contractors work closely with us to promote low costs and high quality in the manufacture of our products. Sub-contractors purchase components needed for our products from third parties. We are completely dependent on the ability of our sub-contractors to produce products sold by us and although we supervise our sub-contractors, there can be no assurance that such sub-contractors will perform efficiently or effectively. A significant amount of our controller line of products are manufactured at a single sub-contractor, Celestica Inc., located in Toronto, Canada. Should Celestica experience any inability or unwillingness to manufacture or deliver product from this location, our business, financial condition and operations could be harmed. Since we do not maintain long-term agreements with our sub-contractors, any of our sub-contractors could enter into agreements with our competitors that might restrict or prohibit such sub-contractors from manufacturing our products or could otherwise lead to an inability of such sub-contractor from filling our orders in a timely manner. See Item 1A— We are dependent on a limited number of subcontractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers and the loss of any of these subcontractors could adversely affect our business.

Our VUTEk printers and ink are manufactured at our Meredith, New Hampshire facility. Meredith is not located in a major metropolitan area, and we have encountered difficulties in hiring and retaining adequate skilled labor and management. We also face the risk of our New Hampshire labor force unionizing. Most of the components used in the manufacturing of the printers and the inks are available from multiple suppliers, except for the inkjet print heads and the pigments for our inks. Although typically in low volumes, many key components are sourced from single vendors. If we were unable to obtain the print heads currently used, we would be required to redesign our printers to use different print heads. If we were to change pigments, we would be required to reformulate and test the inks. In two of our locations we use hazardous materials to formulate solvent-based inks. The storage, use and disposal of those materials must meet various environmental regulations.

A significant number of the components necessary for the manufacture of our controller line of products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components. We depend largely on the following sole and limited source suppliers for our components and manufacturing services:

Supplier	Components
Intel	Central processing units, or CPUs; chip sets
Toshiba	ASICs
LSI Logic	ASICs
Texas Instruments	Digital signal processors, or DSPs
Celestica Inc.	Contract manufacturing

We do not maintain long-term agreements with any of our suppliers of components and primarily conduct our business with such suppliers solely on a purchase order basis. If any of our sole or limited source suppliers were unwilling or unable to supply us with the components for which we rely on them, we may be unable to continue manufacturing our products utilizing such components.

The absence of agreements with most of our suppliers also subjects us to fluctuations in pricing, a factor we believe is partially offset by the fact that our suppliers benefit from selling as many components to us as possible. Many of our components are similar to those used in personal computers, and the demand and price fluctuations of personal computer components could affect our component costs. Because the purchase of key components involves long lead times, in the event of unanticipated volatility in demand for our products, we may be unable to manufacture certain products in a quantity sufficient to meet end user demand, or we may hold excess quantities of inventory. We maintain an inventory of components for which we are dependent upon sole or limited source suppliers and of components with prices that fluctuate significantly. We cannot ensure that at any given time we will have sufficient inventory to enable us to meet demand for our products, which would harm our financial results. As a result of our acquisition of VUTEk in 2005, our inventory has increased; however, it still represents less than 4% of our total assets as of December 31, 2006. See Item 1A—We depend upon a limited group of suppliers for key components in our products and the loss of any of these suppliers could adversely affect our business.

Human Resources

As of December 31, 2006, we employed 1,889 full time employees. Approximately 441 were in sales and marketing, 229 were in general and administrative, 334 were in manufacturing and 885 were in research and development. Of the total number of employees, we had approximately 1,413 employees located in U.S. and Canadian offices and 476 employees located in offices outside of North America. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. However, there can be no assurance that collective bargaining, work stoppage or other employment related issues will not arise, particularly at our New Hampshire manufacturing facilities.

Competition

Competition in our markets is intense and involves rapidly changing technologies and frequent new product introductions. To maintain and improve our competitive position, we must continue to develop and introduce on a timely and cost-effective basis new products and features that keep pace with the evolving needs of our customers. The principal competitive factors affecting the markets for our controller solutions include, among others, customer service and support, product reputation, quality, performance, price and product features such as functionality, scalability, ability to interface with OEM products and ease of use. We believe we have generally been able to compete effectively in the past against product offerings of our competitors on the basis of such factors. However, there can be no assurance that we will continue to be able to compete effectively in the future based on these or any other competitive factors.

Our primary competitor for third-party stand-alone color controllers is Kodak. However, Kodak currently sells to a limited number of OEMs. Our OEM customers themselves are the principal competitors for the embedded and design-licensed color solutions. Our digital black-and-white solutions face competition from our OEM customers. Our market position vis-à-vis internally-developed controllers is small, however, as we are the largest third party controller vendor. We believe that our advantages include our continuously advancing technology, time-to-market, brand recognition, end-user loyalty, sizable installed base, number of products supported, price driven by lower developmental costs and market knowledge. A significant disadvantage is our lack of control of the distribution channels and direct connections with our end-users. We do, however, provide a variety of features as well as a unique “look and feel” to our OEMs’ products to differentiate our customers’ products from those of their competitors.

The VUTEk line of super-wide inkjet printers competes with printers produced by Durst, Gandi, Hewlett-Packard, Inca, NUR and Scitex Vision, throughout most of the world. There are Chinese and Korean printer manufacturers in the marketplace, but their products are typically sold in their domestic markets and are not perceived as alternatives in most other markets. Although we recommend that our inks be used in the VUTEk printers, users can purchase solvent-based inks from other ink manufacturers. The third-party inks are typically priced at a lower price than our proprietary inks. However, these third-party inks may not provide the same quality. In addition, the use of third-party inks with our printer products may void the ink delivery system warranty on the printer. We believe that our broad product line and leading technology provide a competitive advantage.

Our Advanced Professional Print Software category, which includes our Workflow, Proofing, Print Management Information Software and Web Submission Tools, faces competition from software application vendors that specifically target the printing industry. These vendors are typically small, privately-owned companies. We also face competition from larger vendors that currently offer or are seeking to develop printer-focused enterprise resource planning products. We believe the principal competitive factor affecting our markets is the market rates for new printing technology.

There can be no assurance that we will be able to continue to advance our technology and products or to compete effectively against other companies’ product offerings and any failure to do so could have a material adverse effect upon our business, operating results and financial condition.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our intellectual property rights, all of which afford only limited protection. As of December 31, 2006, the Company had 172 issued U.S. patents, up from 165 at December 31, 2005, 87 pending U.S. patent applications and various foreign counterpart patents and applications. There can be no assurance that patents will be issued from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad enough to protect our technology. In 2006, 5 new patent applications were filed, up from 2 in 2005. In addition, 1 patent expired with the remaining issued U.S. patents expiring between January 13, 2009 and August 20, 2024. Our failure to obtain or maintain patent protection may make it easier for our competitors to offer equivalent or superior technology. In addition, third parties may independently develop similar technology without misappropriation of our trade secrets or breach of other proprietary rights. Any failure by us to take all necessary steps to protect our trade secrets or other intellectual property rights and failure to enforce these rights may have a material adverse effect on our ability to compete in our markets. See Item 1A—We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.

Certain trademarks are registered in the United States and/or in foreign jurisdictions. Additionally, applications for registration of certain additional trademarks are also pending, in the United States and/or in foreign jurisdictions. We will continue to evaluate the registration of additional trademarks as appropriate. Any failure by us to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks may diminish the value associated with our trademarks. Our products include software sold pursuant to “shrink wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries, including several in which we operate or sell our products, do not protect intellectual property and proprietary rights to as great an extent as do the laws of the United States.

From time to time, litigation may be necessary to defend and enforce our proprietary rights. Such litigation, whether or not concluded successfully for us, could involve significant expense and the diversion of management’s attention and other resources. See Item 1A—We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.

Financial Information about Foreign and Domestic Operations and Export Sales

See Note 15 of the Notes to Consolidated Financial Statements. See also Item 1A—We face risks from our international operations and We face risks from currency fluctuations.

Item 1A: Risk Factors

The matters relating to the Special Committee’s review of our historical stock option investigation practices and the restatement of our consolidated financial statements have required us to incur substantial expenses for accounting, legal and other professional services, have diverted our management’s attention from our business and have had and may continue to have a material adverse effect on our financial performance.

On October 24, 2006, we announced that a Special Committee of our Board of Directors had commenced an independent investigation of our historical stock option grants. On May 7, 2007, we announced that, based on information obtained by the Special Committee relating to a portion of the historical option grants under review, we believed that the actual measurement dates for certain stock option grants made during the period under review differed from the recorded grant dates used for financial accounting and reporting purposes for such options. Based on information obtained by the Special Committee, we concluded that the Company’s financial statements, earnings releases and similar communications relating to the period 1992 through June 30, 2006 should no longer be relied upon. On June 29, 2007, we announced the completion of the independent investigation by the Special Committee, and the remedial actions being taken in response to the findings and recommendations of the Special Committee. The Special Committee investigation and findings relating to stock option practices, the restatement and remedial measures adopted by our Board of Directors as a result of the investigation are described in further detail in Note 2 of the Notes to Consolidated Financial Statements, “Restatement of Consolidated Financial Statements,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 9A, “Controls and Procedures.”

The independent investigation of our historical stock option practices and resulting restatement activities have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $4.0 million in 2006, and we expect to incur additional costs in the future periods.

As a result of the events described above, we have become subject to a number of significant risks, each of which could have an adverse effect on our business, financial condition and results of operations, described below. See Item 1A—We face risks related to possible SEC and regulatory actions regarding our historical stock option grant practices, which could require significant management time and attention, and could require us to pay fines or other penalties; We face litigation risks relating to our stock option grant practices that could have a material adverse effect on the Company; Because of the delayed filing of our periodic reports, we face delisting from The Nasdaq Global Select Market. Delisting would adversely affect the trading price of our common stock; Because of the delayed filing of our periodic reports, we are ineligible to register our securities on Form S-3, which may increase our transaction costs and delay our ability to quickly access the capital markets; Alleged defaults of our convertible senior debentures, if not cured, may result in an acceleration of the debentures.

We face risks related to possible SEC and regulatory actions regarding our historical stock option grant practices, which could require significant management time and attention, and could require us to pay fines or other penalties.

In connection with the Special Committee investigation of our historical stock option grant practices and related informal inquiry by the Securities and Exchange Commission (“SEC”), we have voluntarily continued to keep the SEC advised of the issues identified during the investigation, its progress and our conclusions. Although no formal inquiry has been made by any regulatory agency with respect to the investigation and the related restatement, we are unable to predict whether any such formal inquiry will be initiated or what consequences, if any, that any such further inquiry may have on us. Any regulatory inquiry could result in substantial legal expenses, divert management’s attention from other business concerns and harm our business. If a regulatory agency were to commence legal action, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative orders. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions.

While we believe that we have made appropriate judgments in determining the revised measurement dates for option grants, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date adjustments, and there is a risk that any SEC inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior filings with the SEC or otherwise take other actions not currently contemplated. In addition, the SEC may issue additional guidance on disclosure requirements related to the financial impact of past option grant measurement date adjustments that may require us to amend this filing or prior filings with the SEC to provide additional disclosures pursuant to this guidance. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from The Nasdaq Global Select Market. See Item 1A—Because of the delayed filing of our periodic reports, we face delisting from The Nasdaq Global Select Market. Delisting would adversely affect the trading price of our common stock. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows. See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements for further information.

We face litigation risks relating to our stock option grant practices that could have a material adverse effect on the Company.

A number of purported shareholder derivative complaints have been filed against us in connection with our historical stock option grant practices. The complaints allege, among other things, that certain of our current and past officers and directors breached their fiduciary duty to the Company by improperly backdating certain grants of stock options to officers and directors of the Company and violating the terms of our stock option plans, violating generally accepted accounting practices and producing and disseminating statements that improperly accounted for the options and concealed the alleged backdating. See Part I, Item 3, “Legal Proceedings,” for a further description of these proceedings.

The defense of these lawsuits has resulted, and will likely result in the future, in significant expense and the continued diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. An unfavorable outcome in any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement of these lawsuits may not be covered by insurance. Under the bylaws, charter and indemnification agreements that we have entered into with our officers and directors, we are required, subject to certain limited qualifications, to indemnify, and advance expenses to, our current and former executive officers and directors in connection with their participation in proceedings arising out of their service to us. There can be no assurance that such payments in connection with the derivative actions will not be material. Additionally, in the future, we may be the subject of additional private or government actions related to our option grant practices. Litigation is time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation, as well as its costs, are difficult to predict and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Because of the delayed filing of our periodic reports, we face delisting from The Nasdaq Global Select Market. Delisting would adversely affect the trading price of our common stock.

As a result of the delayed filing of our periodic reports with the SEC, on November 15, 2006, we received a Nasdaq staff determination notice stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14) due to our failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006, and that our common stock is, therefore, subject to delisting from The Nasdaq Global Select Market. We received additional Nasdaq staff determination notices with respect to our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007.

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

On August 23, 2007, the Listing Council notified us that it had determined to exercise its discretionary authority, under Nasdaq Marketplace Rule 4802(b), to grant us an exception to demonstrate compliance with all of The Nasdaq Global Select Market continued listing requirements through October 22, 2007. If we do not become current in our public filings with the SEC by October 22, 2007, our securities will be suspended from trading on The Nasdaq Global Select Market at the opening of business on October 24, 2007.

If the Panel determines that we have not demonstrated compliance with all of the Nasdaq listing requirements, our common stock will be delisted from The Nasdaq Global Select Market. If we are delisted, our common stock would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets.” The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets will materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us, or at all. Securities that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we are delisted in the future from The Nasdaq Global Select Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

Alternatively, we may apply for listing on another exchange. However, there is no assurance that we will meet the requirements for initial listing or maintain compliance with the continued listing requirements of such an exchange.

Because of the delayed filing of our periodic reports, we are ineligible to register our securities on Form S-3, which may increase transaction costs and delay our ability to quickly access the capital markets.

As a result of the delayed filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for a period of twelve months and any portion of a month from the due date of the last untimely report. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete certain acquisitions of other companies in a timely manner.

Alleged defaults of our convertible senior debentures, if not cured, may result in an acceleration of the debentures.

In June 2003, we issued $240 million in 1.50% convertible senior debentures due in 2023. We have received notices from the trustee under the indenture governing the debentures regarding certain requirements to file with the trustee copies of annual and quarterly reports that we are required to file with the SEC. Most recently, we received a notice from the trustee asserting that, because we did not file our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 within 60 days of receiving a previous notice from the trustee, an “Event of Default” has occurred and is continuing under the indenture. This notice further asserted that, if the deficiency related to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007 is not cured within 60 days, additional “Events of Default” will occur under the indenture. Under the terms of the indenture, we have 60 days to cure a default. If we do not cure a default within that period, either the trustee or the holders of at least 25% of the aggregate principal amount of outstanding debentures may accelerate the maturity of the debentures, causing the outstanding principal amount plus accrued interest to be immediately due and payable; to date, none has done so. The trustee has not accelerated the maturity of the debentures, but reserved the right to seek the remedies allowed in the indenture.

As of June 30, 2007, we had approximately $517.4 million of cash and investments. Accordingly, we believe that, if the debentures were accelerated, we will have adequate financial resources to pay any unpaid principal and interest due on the debentures. We believe that as a result of the filing of our periodic reports on October 22, 2007, any purported default under the Debentures has been fully cured and is no longer continuing, and neither the trustee nor any holders of the Debentures will have any ability to accelerate the maturity of the Debentures from and after October 22, 2007.

We rely on sales to a relatively small number of OEM customers and the loss of any of these OEM customers could substantially decrease our revenues.

A significant portion of our revenues are and have been generated by sales of our printer and copier related products to a relatively small number of OEMs. For example, Canon and Xerox each contributed over 10% of our revenues for the year ended December 31, 2006 and together accounted for approximately 34% of those revenues during the same period. During the fiscal year ended December 31, 2005, Canon, Xerox, and Konica Minolta each contributed over 10% of our revenues and together accounted for approximately 48% of our revenues for the year. Because sales of our printer and copier-related products constitute a significant portion of our revenues and there is a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our controller revenues in future periods. In addition, our OEM customers have developed, and may continue to develop, their own controller products, which may compete directly with our product, which may adversely affect our revenues. Accordingly, if we lose or experience reduced sales to an important OEM customer, we will have difficulty replacing the revenue previously generated from such customers with sales to new or existing OEM customers and our controller revenue will likely decline significantly.

The market for our super-wide-format printers is very competitive.

The printing equipment industry is extremely competitive. Our VUTEk products compete against several companies that market digital printing systems based on electrostatic, drop-on-demand and continuous drop-on-demand inkjet, airbrush and other technologies and printers utilizing solvent and UV curable ink. Two of our largest competitors, Scitex Vision and Inca, were recently acquired by Hewlett Packard (“HP”) and Dai Nippon Screen (“Screen”), respectively. Both HP and Screen have greater resources to develop new products and technologies and market those products, as well as acquire or develop critical components at lower costs, which would provide a competitive advantage. They could also exert downward pressure on product pricing to gain market share.

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

We compete with independent manufacturers in the ink market. We cannot guarantee that we will be able to remain the exclusive or even principal ink supplier for our printers. The loss of ink sales to our installed base of printers could adversely impact our revenues and gross margins. We could also experience an overall reduction in price within the ink markets, which would also adversely affect our gross margins. While solvent inks are relatively easy to replicate and additional manufacturers could increase pricing competition or divert customers away from us, we believe our UV curable ink is more difficult to replicate and also represents a superior long term growth opportunity.

We do not typically have long term purchase contracts with our OEM customers and our OEM customers have in the past and could at any time in the future, reduce or cease purchasing products from us, harming our operating results and business.

With the exception of certain minimum purchase obligations, we typically do not have long-term volume purchase contracts with our OEM customers, including Canon, Xerox and Konica Minolta and they are not obligated to purchase products from us. Accordingly, our customers could at any time reduce their purchases from us or cease purchasing our products altogether. In the past, some of our OEM customers have elected to develop products on their own, rather than purchase our products and we expect that customers will continue to make such elections in the future. In addition, because our OEM customers incorporate our products into products they manufacture and sell, any decline in demand for copiers or laser printers and any other negative developments affecting our major customers or the computer industry in general, including reduced demand for the products sold by our OEM customers, would likely harm our results of operations. For example, several of our customers have in the past experienced serious financial difficulties which led to a decline in sales of our products to these customers. If any significant customers should face such difficulties in the future, our operating results could be harmed through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to products we have manufactured for these customers’ products.

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

We rely upon our OEM customers to develop new products, applications and product enhancements utilizing our controller technologies in a timely and cost-effective manner. Our continued success in the controller industry depends upon the ability of these OEM customers to utilize our technologies while meeting changing end-user customer needs and responding to emerging industry standards and other technological changes. However, we cannot provide assurance that our OEM customers will effectively meet these challenges. These OEM customers are generally not obligated to purchase products from us and we cannot provide assurance that they will continue to carry our products. For example, our OEM customers have incorporated into their products the technologies of other companies or internally developed technologies in addition to, or instead of, our technologies and will likely continue to do so in the future. If our OEM customers do not effectively and successfully market products containing our technologies, our revenue will likely be materially and adversely affected.

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

The revenue growth and profitability of our business depends significantly on the overall demand for information technology products such as ours that enable printing of digital data, which in turn depends on a variety of macro- and micro-economic conditions. In addition, our revenue growth and profitability in our Inkjet business depends on demand and spending for advertising and marketing products and programs, which also depends on a variety of macro- and micro-economic conditions. Delays or reductions in information technology spending, which has occurred in the past, could cause a decline in demand for our products and services and consequently harm our business, operating results, financial condition, prospects and stock price.

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

Stock prices of high technology companies such as ours tend to be volatile as a result of various factors, including variations in operating results and, consequently, fluctuations in our operating results could adversely affect our stock price. Factors that have caused our operating results and share price to fluctuate in the past and that may cause future fluctuations include:

•	varying demand for our products, due to seasonality, OEM customer product development and marketing efforts, OEM customer financial and operational condition and general economic conditions;

•	shifts in customer demand to lower cost products;

•	success and timing of new product introductions by us and our OEM customers and the performance of our products generally;

•	success and timing of new inkjet product introductions;

•	volatility in foreign exchange rates, changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;

•	price reductions by us and our competitors, which may be exacerbated by competitive pressures caused by economic conditions generally;

•	substitution of third-party inks for our own ink products by users of our super-wide format inkjet printers;

•	delay, cancellation or rescheduling of orders or projects;

•

availability of key components and licenses, including possible delays in deliveries from suppliers, the performance of third-party manufacturers and the status of our relationships with our key suppliers;

•	potential excess or shortage of employees and location of research and development centers;

•	changes in our product mix such as shifts from higher revenue or gross margin products to lower revenue or gross margin products such as our inkjet products;

•	costs associated with complying with any applicable governmental regulations;

•

cost associated with possible SEC and regulatory actions regarding our historical stock option granting practices and remedial measures we are taking with respect to our historical stock option granting practices;

•	acquisitions and integration of new businesses;

•	costs related to our entry into new markets, such as commercial printing and office equipment service automation;

•	general economic conditions;

•	commencement of litigation or adverse results in pending litigation, including the shareholder derivative suits related to our historical stock option granting practices; and

•	other risks described herein.

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

While many of our OEM customers incorporate our technologies into their end products on an exclusive basis, we do not have any formal agreements that prevent these OEM customers from offering alternative products that do not incorporate our technologies. If, as has occurred in the past, an OEM customer offers products incorporating technology from alternative suppliers instead of, or in addition to, products incorporating our technologies, our market share could decrease, which would likely reduce our revenue and adversely affect our financial results.

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

Entry into new markets or distribution channels could result in higher operating expenses that may not be offset by increased revenue.

We continue to explore opportunities to develop or acquire product lines different from our current controllers, such as print management software, document scanning solutions and inkjet printers. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses. We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services or if we will generate sufficient revenues from these activities to offset the additional operating expenses we incur. In addition, even if we are able to introduce new products or services, if customers do not accept these new products or services or if we are not able to price such products or services competitively, our operating results will likely suffer.

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

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components and inkjet print heads for our super-wide format printers. We do not maintain long-term agreements with any of our component suppliers and conduct our business with such suppliers solely on a purchase order basis. If we are unable to continue to procure these sole-sourced components from our current suppliers, we will have to qualify other sources, if possible, or design our products so that they no longer require these components. In addition, these suppliers may be concentrated within similar industries or geographic locations, which could potentially exacerbate these risks. We cannot provide assurance that other sources of these components exist or will be willing to supply us on reasonable terms or at all, or that we will be able to design around these components. Therefore any unavailability of supply of these components could harm our business. Because the purchase of certain key components involves long lead times, in the event of unanticipated volatility in demand for our products, we have been in the past and may in the future be unable to manufacture certain products in a quantity sufficient to meet demand. Further, as has occurred in the past, in the event that anticipated demand does not materialize, we may hold excess quantities of inventory that could become obsolete. In order to meet projected demand, we maintain an inventory of components for which we are dependent upon sole or limited source suppliers and components with prices that fluctuate significantly. As a result, we are subject to a risk of inventory obsolescence, which could adversely affect our operating results and financial condition. Additionally, the market prices and availability of certain components, particularly memory and Intel-designed components, which collectively represent a substantial portion of the total manufactured cost of our products, have fluctuated significantly in the past. Such fluctuations in the future could have a material adverse effect on our operating results and financial condition including a reduction in gross margins.

We are dependent on a limited number of subcontractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers and the loss of any of these subcontractors could adversely affect our business.

We subcontract with other companies to manufacture our products and we do not have long-term agreements with these subcontractors. We rely on the ability of our subcontractors to produce products to be sold to our customers and while we closely monitor our subcontractors’ performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. In the past a weakened economy led to the dissolution, bankruptcy or consolidation of some of the subcontractors who are able to manufacture our products, decreasing the available number of subcontractors. If the available number of subcontractors were to again decrease, it is possible that we would not be able to secure appropriate subcontractors to fulfill our demand in a timely manner or at all, particularly if demand for our products increases. The existence of fewer subcontractors may also reduce our negotiating leverage potentially resulting in higher product costs. Difficulties experienced by our subcontractors, including financial problems and the inability to make or ship our products or fix quality assurance problems, could harm our business, operating results and financial condition. If we decide to change subcontractors, we could experience delays in finding, qualifying and commencing business with new subcontractors which would result in both delay in delivery of our products and also potentially the cancellation of orders for our products. A high concentration of our Fiery controllers is manufactured at a single subcontractor location, Celestica in Toronto, Ontario, Canada. Should

Celestica experience any inability to, or refuse to manufacture or deliver product from this location our business, financial condition and operations could be harmed. Since we do not maintain long-term agreements with our subcontractors, any of our subcontractors could enter into agreements with our competitors that might restrict or prohibit such subcontractors from manufacturing our products or could otherwise lead to an inability of such subcontractors from filling our orders in a timely manner. In such event, we may not be able to find suitable replacement subcontractors and our business, financial condition and operations would likely be harmed.

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

We offer a broad-based equity compensation plan based on granting options and restricted stock from stockholder-approved plans in order to be competitive in the labor market. If we cannot offer equity awards when necessary to enable us to offer compensation competitive with those offered by other companies seeking the same employees, it may be difficult for us to hire and retain skilled employees.

With the January 1, 2006 adoption of the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all equity awards made to our employees and directors, including employee stock options, restricted stock and employee stock purchase plans related to all our stock-based compensation plans based on estimated fair values, we anticipate a non-cash reduction to net income after income taxes that might limit our ability to successfully hire, compensate, and retain employees which could affect our ability to develop products, meet demand for existing products, or in other ways harm the results of operations.

On November 1, 2006, we notified participants under our equity compensation plans of the potential suspension of our registration statements on Form S-8 covering the securities issued under these plans as of November 10, 2006. During the suspension period, participants have not been able to exercise options granted or purchase employee stock or have payroll deductions made under the Company’s 2000 Employee Stock Purchase Plan.

Our acquisition of VUTEk in June 2005 increased the chance that we will experience additional bad debt expense.

Our OEM customers are typically large profitable customers who present little credit risk to us. Our APPS and Inkjet business sells via a direct sales force to a broader base of customers, many of whom are smaller and potentially less credit worthy. In addition, many of these customers are located overseas in many countries where it may be hard to enforce our legal rights should collection issues arise.

Because of our recent acquisitions we now sell our products directly to distributors and to the end-user. If we are unable to effectively manage a direct sales force, sales and revenues could decline.

We have traditionally sold our products to our OEM partners, who in turn sold the product to the end-user. Our marketing focused on manufacturers and distributors of the manufacturers’ equipment, not on the end-user of the product. We now sell our professional printing applications and our inkjet printers and ink to the end-user. If we are unable to effectively manage a direct sales force and develop a marketing program that can reach the end-users, we are likely to see a decline in revenues from those products.

We have made acquisitions that are dilutive to existing stockholders. Acquisitions may result in unanticipated accounting charges or otherwise adversely affect our results of operations and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.

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

Mergers and acquisitions of companies are inherently risky and we cannot provide assurance that our previous or future acquisitions will be successful or will not harm our business, operating results, financial condition, or stock price.

We face risks from currency fluctuations.

Approximately $260.7 million and $208.6 million of our revenue from the sale of products for the years ended December 31, 2006 and 2005, respectively, came from sales outside the Americas, primarily to Europe and Japan. We expect that sales outside the Americas will continue to represent a significant portion of our total revenue.

Given the significance of our non-US sales to our total product revenue, we face a continuing risk from the fluctuation of the US dollar versus the Japanese yen, the Euro and other major European currencies and numerous Southeast Asian currencies. We typically invoice our customers in US dollars and this may result in our products becoming more expensive in the local currency of our customers, thereby reducing our ability to sell our products. When we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the US dollar. In addition, we have a substantial number of international employees which creates material operating costs denominated in foreign currencies. In Europe, where we have a significant presence, our sales and marketing expenses and general and administrative expenses have risen in part due to the weakened US dollar. We have attempted to limit or hedge these exposures through operational strategies where we have considered it appropriate in the past, although no hedging activities occurred in 2006. Our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results. In 2006, the impact from currency exchange differences was not material.

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

Moreover, local laws and customs in many countries differ significantly from those in the United States. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

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

We conduct our business operations that involve the use of certain hazardous materials at two separate locations. At these facilities, we mix ink used in some of our printers with solvents and other hazardous materials. Those materials are subject to various governmental regulations relating to their transfer, handling, packaging, use and disposal. We store the ink at warehouses worldwide, including Europe and the United States, and shipping companies ship it at our direction. We face potential responsibility for problems such as spills that may arise when we ship the ink to customers. While we customarily obtain insurance coverage typical for this kind of risk, if we fail to comply with these laws or an accident involving our ink waste or solvents occurs, then our business and financial results could be harmed.

Future sales of our hardware products in European Union member nations (EU) could be limited due to the enactment of the EU Restriction of Hazardous Substances in Electrical and Electronic Equipment (ROHS).

Since July 1, 2006 forward, new electrical and electronic equipment sold into EU nations must not contain lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls (PBBs) or polybrominated diphenyl ethers (PBDEs). These must be replaced by other non- or less than-toxic substances. Manufacturers must comply with significant, and potentially costly, compliance requirements in order to meet the ROHS deadline. Some of our products may not have been converted before the deadline. As a result, we may not be allowed to sell those products in the EU until the products are made fully compliant, which could harm our business and financial results We could also incur additional costs and liabilities in connection with non-compliant product recalls, regulatory fines and exclusion of non-compliant products from certain markets.

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

Our employees, suppliers and customers are located worldwide. We face the risk that our employees, suppliers, or customers, either through travel or contact with other individuals, could become exposed to contagious diseases endemic to particular regions of the world. In addition, governments in those regions have from time-to-time imposed quarantines and taken other actions in response to contagious diseases that could affect our operations. If a significant number of employees, suppliers, or customers were unable to fulfill their obligations, due to contagious diseases, actions taken in response to contagious diseases, or other reasons, our business, financial condition and operating results could be harmed.

We are subject to numerous federal and state employment laws and may face claims in the future under such laws.

EFI is subject to numerous federal and state employment laws, and from time to time EFI faces claims by its employees and former employees under such laws. In addition, the number of cases involving alleged violations of the Fair Labor Standards Act and state wage and hour laws has recently increased in the software industry. The outcome of these types of cases is highly fact specific and the law, particularly in California, is still evolving. Although there are no pending or threatened claims under wage and hour laws against EFI, we cannot assure you that claims under such laws or other employment-related laws will not be attempted in the future against EFI, nor can we predict the likely impact of any such claims on EFI, or that, if asserted, EFI would be able to successfully resolve any such claims without incurring significant expenses.

We may be subject to the risk of loss due to fire because the materials we use in the manufacturing process of our inks are flammable.

We use flammable materials in the manufacturing processes of our inks and may therefore be subject to the risk of loss arising from fires. The risk of fire associated with these materials cannot be completely eliminated. We own certain facilities that manufacture our inks, which increases our exposure to such risk in case these facilities are destroyed. We maintain insurance policies to reduce losses caused by fire, including business interruption insurance. If one or more of these facilities is damaged or otherwise ceases operations as a result of a fire, it would reduce manufacturing capacity and, consequently, may reduce revenues and adversely affect our business.

The value of our investment portfolio is subject to interest rate volatility.

We have an investment portfolio of mainly fixed income securities classified as available-for-sale securities. As a result, our investment portfolio is subject to volatility if market interest rates fluctuate. We attempt to limit this exposure to interest rate risk by investing in securities with maturities of less than three years; however, we may be unable to successfully limit our risk to interest rate fluctuations and this may cause volatility in our investment portfolio value.

Our stock price has been volatile historically and may continue to be volatile.

The market price for our common stock has been and may continue to be volatile. For example, during the twelve-month period ended December 31, 2006, the price of our common stock as reported on The NASDAQ Global Select Market ranged from a low of $19.13 to a high of $29.18. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly or annual operating results;

•	our failure to meet analyst expectations;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships, acquisitions or investments;

•	announcements by our customers regarding their businesses or the products in which our products are included;

•	changes in financial estimates or other statements by securities analysts;

•	changes in general economic conditions;

•	terrorist attacks and the effects of military engagements or natural disasters;

•	changes in the rating of our debentures or other securities;

•	changes in the economic performance and/or market valuations of other software and high-technology companies;

•	commencement of litigation or adverse results in pending litigation, including shareholder derivative suits related to our historical stock option practices;

•	commencement of possible SEC and regulatory actions regarding our historical stock option grant practices; and

•

a potentially high volume of sales of our stock by our employees once we have filed all periodic reports with the SEC resulting from an expected demand to sell equity held by employees, and the prior unavailability of an effective registration statement covering the issuance of such employee equity.

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

Any repurchases pursuant to our stock repurchase program could affect our stock price and add volatility. There can be no assurance that the repurchases will be made at the best possible price. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, we are permitted to and could discontinue our stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline. For example, we suspended our stock repurchase program in connection with our investigation of our historical stock option grant practices.

Under regulations required by the Sarbanes-Oxley Act of 2002, an adverse opinion on internal controls over financial reporting could be issued by our auditors, and this could have a negative impact on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our auditors, an independent registered public accounting firm, are required to attest to and audit both the design and operating effectiveness of our internal controls over financial reporting and management’s assessment of the design and the effectiveness of its internal controls for financial reporting. Although no known material weaknesses are believed to exist at this time, it is possible that material weaknesses could be identified. If we are unable to remediate the weaknesses, our management would be required to conclude that our internal controls over financial reporting were not effective and our auditors would be required to issue an adverse opinion on our internal controls over financial reporting. It is uncertain what impact an adverse opinion would have on our stock price. In addition to their inherent limitations, internal controls over financial reporting and the audit of such controls by our auditors may not prevent or detect misstatements, errors, omissions, or fraud.

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

In June 2003, we issued $240 million in 1.50% convertible senior debentures due in 2023. During the period the debentures are outstanding, we will have debt service obligations on the debentures of approximately $3.6 million per year in interest payments, payable semi-annually. In addition, beginning June 1, 2008, we could be required to pay contingent interest of 0.35% if during any six-month period from June 1 to November 30 and

December 1 to May 31, the average market price of the debentures for the five trading days ending on the third trading day immediately preceding the first day of the relevant nine-month period equals 120% or more of the principal amount of the debentures. Due to our failure to timely file our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2006, March 31, 2007 and June 30, 2007 and this Annual Report on Form 10-K, we received notices of default of certain covenants of the indenture. For a more detailed description of the default, see Item 1A—Alleged defaults of our convertible senior debentures, if not cured, may result in acceleration of the debentures.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

The following table sets forth the location, size and use of each of our principal facilities:

Location	Square footage	Leased or owned		Principal uses
Foster City, California	458,000	Leased	(1)	Corporate offices, design and engineering, product testing, customer service
Meredith, New Hampshire	163,000	Owned		Manufacturing (VUTEk printers and ink), design and engineering, sales, customer service
Norcross, Georgia	111,000	Leased	(2)	Design and engineering
Bangalore, India	69,167	Leased		Design and engineering, sales, administrative and support services
Minneapolis, Minnesota	69,523	Owned		Design and engineering, customer service, software engineering
Ypsilanti, Michigan	70,138	Leased		Manufacturing (ink), design and engineering, sales, customer service
Scottsdale, Arizona	29,232	Leased	(3)	Administrative services, customer service
Ratingen, Germany	27,438	Leased		Software engineering, sales, customer service
Pittsburgh, Pennsylvania	25,997	Leased		Software engineering, sales
Lebanon, New Hampshire	17,683	Leased		Software engineering
Schiphol-Rijk, The Netherlands	16,695	Leased		European corporate offices, sales, support services
Parsippany, New Jersey	11,960	Leased		Design and engineering
Tokyo, Japan	6,405	Leased		Sales, design and engineering

(1)	Approximately 47,139 square feet are sub-leased.
(2)	Approximately 59,000 square feet are sub-leased.
(3)	Approximately 12,700 square feet are sub-leased.

Our Foster City offices are located on approximately 35 acres of real property which we own. We also lease a number of additional domestic and international sales offices. For additional information on our lease obligations see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We believe that our facilities, in general, are adequate for our present needs. We do not expect that, if the need arises, we would experience difficulties in obtaining additional space at favorable rates.

Item 3: Legal Proceedings

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

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.:

In May 2005, prior to EFI’s acquisition of VUTEk, Leggett & Platt, Inc. (“L&P’), and its patent holding subsidiary brought a patent infringement action against VUTEk in the United States District Court in the Eastern District of Missouri. After conducting extensive discovery, EFI moved for summary judgment that the asserted patent is invalid and not infringed. After several months of reviewing the evidence, on December 26, 2006, the Court granted EFI’s summary judgment motion and ruled that all of L&P’s asserted patent claims were invalid on multiple grounds. The Court found that each asserted patent claim was obvious and already disclosed in VUTEk’s own prior patents. In addition to those two grounds for invalidity, the Court also found L&P’s patent claims invalid because the L&P patent claims were vague and indefinite in view of the patent claim interpretations suggested by L&P. The Court also granted EFI’s motion to recover its costs from L&P. L&P filed a notice of appeal, and EFI moved to dismiss the appeal for lack of proper certification from the trial court. The Court of Appeals for the Federal Circuit in Washington, D.C. granted EFI’s motion and dismissed L&P’s first appeal. After obtaining a final certification from the trial court, L&P filed a new notice of appeal. EFI will continue to vigorously contest L&P’s second attempt at an appeal.

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

Purported Derivative Shareholder Lawsuits:

On August 16, 2006, a purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of San Mateo captioned Parish v. Avida et al., No. CIV 457013. A substantively identical complaint was filed in the same court on September 11, 2006 captioned Fennimore v. Avida et al., No. CIV 457566. These actions were consolidated as In re Electronics For Imaging, Inc. Derivative Litigation, Master File No. 457013. The consolidated complaint filed December 18, 2006, alleged claims—derivatively and on behalf of the Company as nominal defendant—against certain of the Company’s current and former officers and/or directors and sought redress for alleged breaches of fiduciary duty by and unjust enrichment of the individual defendants. Plaintiffs claimed that, from 1994 to 2003, the defendants colluded to improperly backdate stock option grants to various officers and directors in violation of the Company’s stock option plans. Further, Plaintiffs claimed that the individual defendants colluded to improperly record and account for the allegedly backdated options in violation of Generally Accepted Accounting Principles, and to produce and disseminate statements that improperly recorded and accounted for the options and concealed the allegedly improper backdating. According to plaintiffs, the Company has suffered damage as a result of the individual defendants’ alleged misconduct, and the recipients of the options have allegedly garnered unlawful profits. On January 30, 2007 the court entered a stipulated order dismissing the consolidated action and, on February 2, 2007, plaintiffs filed a similar complaint in the United States District Court for the Northern District of California captioned Parish et al. v. Avida et al., No. C07-00698.

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

On November 27, 2006 a purported derivative shareholder complaint was filed in the United States District Court for the Northern District of California captioned Indiana State District Council of Laborers and Hod Carriers Pension Fund v. Gecht et al., No. C-06-7274(EMC). Similar to the derivative allegations asserted in the previously-filed complaints, the plaintiff alleges that, between 1997 and 2006, the individual defendants improperly manipulated the grant date of certain stock option grants and made false or misleading statements regarding such grants. Plaintiff claims that the individual defendants’ alleged misconduct violated the Securities Exchange Act of 1934, as well as California and Delaware law. On March 22, 2007, the court issued an Order consolidating this action with the Parish action. On April 12, 2007 Parish and Fennimore were appointed lead plaintiffs and their attorneys lead counsel. On July 25, 2007 the Court granted plaintiffs’ unopposed motion to stay the action in deference to the litigation pending in Delaware (described below).

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

Durst Fototechnik Technology GmbH v. Electronics for Imaging, GmbH et al.:

On February 23, 2007, Durst brought a patent infringement action against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity and unenforceability based on Durst’s improper actions before the German patent office. EFI Inc. filed its Statement of Defense on August 29, 2007. EFI Inc.’s defenses include those for EFI GmbH as well as an additional defense for prior use based on EFI’s own European patent rights. Trial has been set in Mannheim for November 30, 2007. EFI will continue to defend itself vigorously.

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

Item 4: Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the NASDAQ National Market (now The NASDAQ Global Select Market) under the symbol EFII since October 2, 1992. The table below lists the high and low sales price during each quarter the stock was traded in 2006 and 2005.

	2006				2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	29.41	29.85	24.23	27.07	18.14	21.43	25.37	28.55
Low	25.39	19.85	19.11	21.59	16.07	16.12	19.50	21.48

As of September 28, 2007 there were 381 stockholders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to provide the actual number of stockholders represented by these record holders.

We have never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for our business and will not pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information regarding our equity compensation plans may be found in Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Repurchases of Equity Securities

In August 2004, our Board of Directors authorized $100.0 million to be used for the repurchase of our outstanding common stock. A total of 53 thousand shares were repurchased under this program in 2004 and an additional 2,263 thousand shares were purchased under a previous Board of Directors authorization of $50.0 million which was completed in 2004. No shares were repurchased in 2005 and 1,523 thousand shares were repurchased in 2006. Our buyback program is limited by the SEC regulations and by trading windows set by the Company’s policy. The $100.0 million repurchase program was intended to partially offset the exercise of common stock options by employees and the distribution of common stock through the 2000 Employee Stock Purchase Plan. Approximately $65.1 million remains under the program to purchase shares at December 31, 2006. In connection with our investigation of our historical stock option practices, we suspended our buyback program in August 2006.

Purchases of equity securities during the twelve months ended December 31, 2006 were (in thousands except for per share amounts):

Fiscal month	(a) Total number of shares purchased	(b) Average price paid per share	(c) Cumulative total number of shares purchased as part of publicly announced plans	(d) Approximate dollar value of shares that may yet be purchased under the plans
January 2006			53	$98,937
February 2006	274	$26.0371	327	$91,814
March 2006			327	$91,814
April 2006			327	$91,814
May 2006	75	$24.2436	402	$89,985
June 2006	926	$21.5329	1,328	$70,065
July 2006	160	$19.7692	1,488	$66,899
August 2006	88	$19.9360	1,576	$65,147
September 2006			1,576	$65,147
October 2006			1,576	$65,147
November 2006			1,576	$65,147
December 2006			1,576	$65,147

Total	1,523	$22.1990

Comparison of Cumulative Total Return among Electronics for Imaging, Inc., Nasdaq Composite and Nasdaq Computer Manufacturers Index

The stock price performance graph below includes information required by the SEC and shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 as amended or under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such Acts or subject to the liabilities of Section 18 of the Exchange Act.

The following graph demonstrates a comparison of cumulative total returns based upon an initial investment of $100 in the Company’s Common Stock as compared with the NASDAQ Composite and the NASDAQ Computers and Manufacturers Index. The stock price performance shown on the graph below is not necessarily indicative of future price performance and only reflects the Company’s relative stock price for the five-year period ending on December 31, 2006. All values assume reinvestment of dividends and are calculated at December 31 of each year.

Item 6: Selected Financial Data

All amounts in this item are in thousands, except per share amounts and ratios.

The following table summarizes selected consolidated financial data as of and for the five years ended December 31, 2006. This information should be read in conjunction with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto. The information presented in the following tables has been adjusted to reflect the restatement of our financial results. For a more detailed description, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 2: “Restatement of Consolidated Financial Statements.”

	For the year ended December 31,
	2006	2005	2004	2003			2002
(in thousands, except per share amounts and ratios)		As restated(1)	As restated(1)	As previously reported(1)	Adjustments(1)	As restated(1)	As previously reported(1)	Adjustments(1)	As restated(1)
Operations
Revenue	$564,611	$467,117	$394,604	$379,587	$—	$379,587	$350,185	$—	$350,185
Cost of revenue	229,441	178,665	138,491	148,054	265	148,319	167,685	409	168,094

Gross Profit	335,170	288,452	256,113	231,533	(265)	231,268	182,500	(409)	182,091
Operating expenses:
Research and development	127,900	110,086	112,254	96,697	3,174	99,871	89,973	4,312	94,285
Sales and marketing	99,838	82,039	75,050	61,597	611	62,208	50,624	802	51,426
General and administrative	47,857	35,856	28,613	21,690	2,502	24,192	21,778	3,505	25,283
Restructuring charges	—	2,685	—	—	—	—	—	—	—
Real estate related charges	—	—	14,394	—	—	—	—	—	—
Amortization of identified intangibles	35,514	26,434	13,690	6,450	—	6,450	4,391	—	4,391
Acquired in-process research and development(2)	8,500	45,300	1,000	13,220	—	13,220	—	—	—

Total operating expenses	319,609	302,400	245,001	199,654	6,287	205,941	166,766	8,619	175,385
Income (loss) from operations	15,561	(13,948)	11,112	31,879	(6,552)	25,327	15,734	(9,028)	6,706
Interest and other income, net:
Interest and other income (expense), net	24,002	14,489	12,779	11,489	—	11,489	11,540	—	11,540
Interest expense	(5,027)	(5,010)	(5,632)	(2,886)	—	(2,886)	(54)	—	(54)
Gain on sale of product line, net	6,995	—	2,994	—	—	—	—	—	—
Litigation settlement income, net	—	—	58	2,408	—	2,408	(4,409)	—	(4,409)
Loss on equity investment	—	—	—	(1,562)	—	(1,562)	—	—	—

Total interest and other income, net	25,970	9,479	10,199	9,449	—	9,449	7,077	—	7,077

Income (loss) before income taxes	41,531	(4,469)	21,311	41,328	(6,552)	34,776	22,811	(9,028)	13,783
(Provision for) benefit from income taxes	(41,714)	(711)	14,254	(14,820)	2,148	(12,672)	(6,843)	2,612	(4,231)

Net income (loss)	$(183)	$(5,180)	$35,565	$26,508	$(4,404)	$22,104	$15,968	$(6,416)	$9,552

Earnings per share
Net income (loss) per basic common share	$(0.00)	$(0.10)	$0.66	$0.49		$0.41	$0.29		$0.18

Net income (loss) per diluted common share	$(0.00)	$(0.10)	$0.60	$0.47		$0.40	$0.29		$0.17

Shares used in basic per-share calculation	56,559	54,425	53,898	53,789		53,789	54,256		54,256

Shares used in diluted per-share calculation	56,559	54,425	63,979	60,138		60,272	54,852		54,808

	For the year ended December 31,
	2006	2005	2004	2003			2002
(in thousands, except per share amounts and ratios)		As restated(1)	As restated(1)	As previously reported(1)	Adjustments(1)	As restated(1)	As previously reported(1)	Adjustments(1)	As restated(1)
Financial Position
Cash, cash equivalents and short-term investments	$510,171	$469,616	$659,559	$624,112	$—	$624,112	$498,370	$—	$498,370
Working capital	261,774	459,077	617,076	665,193	(947)	664,246	470,054	—	470,054
Total assets	1,144,651	1,088,438	1,025,323	1,013,661	8,737	1,022,398	727,106	9,375	736,481
Senior convertible debentures	240,000	240,000	240,000	240,000	—	240,000	—	—	—
Stockholders’ equity	751,578	710,739	674,026	654,813	7,790	662,603	634,067	9,375	643,442

(1)	See Note 2, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements.
(2)

We expensed acquired in-process research and development costs of $8.5 million, $45.3 million and $1.0 million for the years ended December 31, 2006, 2005, and 2004, respectively. See Note 4 of Notes to Consolidated Financial Statements.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results could differ materially from those discussed here. For a discussion of the factors that could impact our results, readers are referred to Item 1A “Risk Factors” in Part I of this Annual Report and to our other reports filed with the Securities and Exchange Commission. We do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

Restatement of Consolidated Financial Statements and Special Committee Investigation

We are restating the following consolidated financial statements and related disclosures in this Annual Report on Form 10-K:

(1) our consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005;

(2) “Selected Consolidated Financial Data” in Part II, Item 6 as of and for the fiscal years ended December 31, 2005, 2004, 2003, and 2002;

(3) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 as of and for the fiscal years ended December 31, 2005 and 2004; and

(4) our unaudited quarterly financial information for the first two quarters in our fiscal year ended December 31, 2006 and for all quarters in our fiscal year ended December 31, 2005 located at the end of Item 8 in this Annual Report on Form 10-K.

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

Prior to 2006, modifications were accounted for under the provisions of Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensations”, which required that an award be re-measured at the modification date and to record any incremental increase in intrinsic value as a compensation charge. For modifications made in conjunction with employment terminations, the compensation charge was recognized immediately since the shares were fully vested and no additional services were required.

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

Statement of operations incremental impact for stock-based compensation expense and other adjustments (in thousands):

Year	Date Adj related to SBC	Modification and other adj related to SBC	Total pre-tax adj related to SBC	Adjustment to tax provision (benefit)	Total adj related to SBC, net of tax	Other adj, net of tax	Total adj, net of tax
1992	$24	$1,077	$1,101	$(12)	$1,089	$—	$1,089
1993	44	166	210	(17)	193	—	193
1994	196	21	217	(70)	147	—	147
1995	1,011	661	1,672	(633)	1,039	—	1,039
1996	2,348	—	2,348	(849)	1,499	—	1,499
1997	3,272	1,501	4,773	(1,756)	3,017	—	3,017
1998	7,561	3,013	10,574	(3,849)	6,725	—	6,725
1999	11,646	49	11,695	(3,881)	7,814	—	7,814
2000	22,300	30,971	53,271	(19,264)	34,007	—	34,007
2001	46,498	103	46,601	(17,535)	29,066	—	29,066
2002	9,072	(44)	9,028	(2,613)	6,415	—	6,415
2003	6,105	447	6,552	(2,148)	4,404	—	4,404

Cummulative through December 31, 2003	110,077	37,965	148,042	(52,627)	95,415	—	95,415

2004	2,949	(32)	2,917	(463)	2,454	—	2,454
2005	735	—	735	86	821	292	1,113

	$113,761	$37,933	$151,694	$(53,004)	$98,690	$292	$98,982

Abbreviations:

Stock based compensation (“SBC”)

Measurement date (“date”)—Note: measurement date revisions relate to broad-based and new hire grants

Incremental expense adjustment (“Adj”)

Income tax (“tax”)

Summary of Other Accounting Adjustments

As part of our restatement, we also recorded additional non-cash adjustments for previously identified adjustments that at the time were considered to be immaterial. These adjustments primarily related to the timing of revenue recognized for certain VUTEk contracts during 2005. The contract revenue and related costs of sales

($1.4 million and $0.9 million, respectively) originally recognized in 2005 were deferred at December 31, 2005 as part of the restatement resulting in an adjustment, net of taxes, of $0.3 million in our statement of operations. The contract revenue and related costs were subsequently recognized in 2006.

For additional information regarding the restatement, please see Note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements.

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

Related Proceedings

For information on related proceedings see Item 3—Legal Proceedings.

Overview

Key financial results for 2006 were as follows:

•

Our consolidated revenues increased by approximately 21%, or $97.5 million, from $467.1 million in 2005 to $564.6 million for the year ended December 31, 2006. This was due primarily to the addition of the VUTEk product line in mid-2005, which contributed $92.0 million of the increase, and the October, 2006 addition of Jetrion revenues. Those increases were offset by slight decreases in revenue from our Controllers product revenues and the sale of the Mobile Workforce Automation (MWA) business in June 2006.

•

Gross margins decreased to 59% in 2006 versus 62% in 2005 due to the inclusion of the VUTEk product line for a full year in 2006 versus seven months in 2005, offsetting higher margins on our Controllers line of products.

•

Operating expenses as a percent of revenues decreased from 65% in 2005 to 57% in 2006 due to decreases in in-process research and development (IPR&D) expense recorded in connection with the acquisition of VUTEk and Jetrion. IPR&D costs totaled 2% and 10% of revenue for 2006 and 2005, respectively. After excluding IPR&D, operating expenses remained at 55% of revenues.

•	Interest and other income increased from 2% of revenue in 2005 to 5% of revenue in 2006 due to higher interest rates and higher invested balances and a $7 million gain on sale of the MWA business.

•

Our tax provision increased from 16% of operating income in 2005 to 100% of operating income in 2006 primarily due to a one-time charge related to the migration of the non-North American chipset product lines to our European headquarters.

Results of Operations

The following table sets forth items in our consolidated statements of operations as a percentage of total revenue for 2006, 2005 and 2004. These operating results are not necessarily indicative of results for any future period.

	Years ended December 31,
	2006	2005 As restated(1)	2004 As restated(1)
Revenue	100%	100%	100%
Gross Profit	59%	62%	65%
Operating expenses:
Research and development	23%	24%	28%
Sales and marketing	18%	18%	19%
General and administrative	8%	8%	7%
Restructuring charges	0%	1%	0%
Real estate related charges	0%	0%	4%
Amortization of identified intangibles	6%	6%	3%
Acquired in-process research and development	2%	10%	0%

Total operating expenses	57%	65%	62%

Income (loss) from operations	2%	-3%	3%
Interest and other income, net	5%	2%	2%

Income (loss) before income taxes	7%	-1%	5%
(Provision for) benefit from income taxes	-7%	0%	4%

Net income (loss)	0%	-1%	9%

(1)	See Note 2, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements.

Revenue

For 2006, we group our revenues as derived from three major categories. The first category, “Controllers”, is primarily made up of stand-alone controllers, which connect digital copiers with computer networks, and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This category includes our Fiery, Splash, Edox, and MicroPress color and black and white controller product line and also includes spares, scanning solutions, and field dispatching solutions previously considered a separate miscellaneous category. The second category, “Inkjet Products”, consists of sales of the super-wide format inkjet printers and inks, and parts and services revenue from our VUTEk and Jetrion product lines which were acquired June 2, 2005 and October 31, 2006, respectively. The third category, “Advanced Professional Print Software”, or (APPS), consists of software technology focused on printing workflow, print management information systems, proofing and web submission and job tracking tools.

Our revenues by product category for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	Years ended December 31,						% change
Revenue	2006		2005 As restated(1)		2004 As restated(1)		2006 over 2005 As restated	2005 over 2004 As restated
Controller	$306,688	54%	$310,213	67%	$326,120	83%	(1)%	(5)%
Inkjet Products	180,203	32	85,530	18	—	—	111	100
Advanced Professional Printing Software	77,720	14	71,374	15	68,484	17	9	4

Total revenue	$564,611	100%	$467,117	100%	$394,604	100%	21	18

(1)	See Note 2, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements.

Overview

Revenue was $564.6 million in 2006, compared to $467.1 million in 2005 and $394.6 million in 2004, which resulted in a 21% increase in 2006 versus 2005 and an 18% increase in 2005 compared to 2004. The $97.5 million increase in 2006 compared to 2005 was primarily due to a $94.7 million increase in inkjet product revenues and a $6.3 million increase in APPS revenues, offset by a $3.5 million decrease in controllers revenues. Inkjet revenue growth is from year-over-year growth of the business and also from the inclusion of a full year’s results for VUTEk in 2006 versus only a partial-year’s results in 2005.

Controller Revenues

In our controller category, the decrease in 2006 versus 2005 of $3.5 million was primarily due to the sale of the MWA business in the second quarter of 2006 which contributed a $4.5 million decline in revenue year over year.

The controller product revenues decreased $15.9 million in 2005 as compared to 2004 due to the timing of product introductions by our OEM’s in the second half of 2005. Our controller product revenues are heavily dependent on when OEM’s introduce and ship their products since our controllers are part of the printing equipment they sell. Though 2005 revenue was lower than 2004, the second half revenues in 2005 actually increased over the second half revenues of 2004.

Inkjet Products Revenues

Inkjet revenues were $180.2 million in 2006 as compared to $85.5 million in 2005. Our 2005 results include seven months of VUTEk revenues since its acquisition in June 2005 and our 2006 results include 2 months of Jetrion revenues and a full year of VUTEk revenues. Inkjet revenues would have increased 26% on a pro forma basis if 2005 revenues included VUTEk pre-acquisition revenues.

Approximately $51.7 million of 2006 inkjet product revenues were generated from ink sales versus $26.1 million in 2005.

Advanced Professional Print Software Revenues

The Advanced Professional Print Software category increased 9% in 2006 over 2005 primarily due to a $6.2 million increase in revenues from packaged software solutions, which are sold with new controllers and to existing customers. Within this category are the products we acquired from Printcafe and Best GmbH as well as certain software products that were developed by EFI to enhance our controller products, such as our Graphic Arts Package and products to optimize the workflow in print shops such as Oneflow and Balance. The software applications in this category generate higher margins, favorably impacting our margins. We continue to see strong market acceptance of these products and we believe we will experience further incremental growth.

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

Revenues by geographic area for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	For the years ended December 31,						% change
	2006		2005 As restated(1)		2004 As restated		2006 over 2005 As restated(1)	2005 over 2004 As restated
Americas	$303,931	54%	$258,543	55%	$217,069	55%	18%	19%
Europe	175,037	31	139,165	30	105,168	27	26	32
Japan	63,248	11	47,125	10	56,799	14	34	(17)
Other international locations	22,395	4	22,284	5	15,568	4	0	43

Total	$564,611	100%	$467,117	100%	$394,604	100%	21	18

(1)	See Note 2, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements.

Revenues from each geographic area represented a roughly equal percentage of total revenues for 2006 versus 2005. Revenue growth in both 2006 and 2005 across all geographic regions was primarily driven by the addition of the VUTEk portion of the Inkjet Products line in June 2005 and to a lesser extent, industrial inkjet products from the acquisition of Jetrion. In the individual regions, Inkjet Product revenues in 2006 represented 30%, 45%, 3% and 38% of revenue in the Americas, Europe, Japan and other international locations, respectively. Overall revenue in the Americas and Europe regions increased in 2006 versus 2005, due to the inclusion of VUTEk for the full year of 2006 versus seven months in 2005, and stronger demand for our Controller product lines in these regions.

Japan region had strong 2006 growth due to strong design license sales to OEM customers. Americas region was negatively impacted by the sale of the Mobile Workforce Automation (“MWA”) product line in the second quarter of 2006.

Shipments to some of our US OEM customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. We believe that non-U.S. sales of our products into each region may differ from what is reported because accurate data is difficult to obtain. We expect that non-U.S. sales will continue to represent a significant portion of our total revenue.

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the year ended December 31, 2006, two customers—Canon and Xerox—each provided more than 10% of our revenue individually and approximately 34% of revenue in the aggregate. For the year ended December 31, 2005, Canon, Konica-Minolta and Xerox each provided more than 10% of our revenue individually and approximately 48% of revenue in the aggregate. We have shown a continued decrease in our dependency on the OEM business and in the fourth quarter of 2006, 52% of our revenues were from non-OEM sources.

The decreasing trend in OEM dependency is attributable to the addition of the Inkjet Products business where most of the revenue is generated from sales to distributors and direct customers. No assurance can be given that our relationships with distributors and direct customers will continue or that we will be successful in maintaining or increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations by most of our OEMs to purchase our products at all, or in significant amounts. Such reductions have occurred in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenues from VUTEk and our Advance Professional Print Software, the percentage of our revenue that comes from individual OEMs will continue to decrease.

We continue to develop new products and technologies for each of our product lines including new generations of controllers and controller products and other new product lines and to distribute those new products to or through current and new OEM customers, distribution partners, and end-users in 2007 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

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

Gross Margins

Our gross margins were 59%, 62% and 65% for 2006, 2005 and 2004, respectively. The decrease in gross margin from 2005 to 2006 was due primarily to the acquisition of VUTEk in 2005 which has lower gross margins than our other categories. Gross margins decreased in 2005 versus 2004 primarily due to the acquisition of VUTEk starting June of 2005. Our inkjet printers have a lower gross margin than our Controllers and Advanced Professional Print Software product lines. Product mix is a significant driver in our gross margins and we cannot predict the impact that product mix will have on future gross margin results.

Gross margins on our inkjet products have a lower gross margin than our traditional controller business. Our ink sales represent a continuing revenue stream to existing customers that will increase if our inkjet customers’ production increases. Ink margins are typically higher than overall inkjet margins. Our inkjet product line is growing as a percentage of revenue which decreases gross margin percentage. For 2006 inkjet revenues were 32% of total revenue as compared to 18% of total revenues in 2005.

If our product mix changes significantly, our gross margins will fluctuate. In addition, gross margins can be impacted by a variety of other factors. These factors include the market prices that can be achieved on our current and future products, the availability and pricing of key components (including DRAM, Processors, print heads and PostScript® interpreter software), third party manufacturing costs, product, channel and geographic mix, the success of our product transitions and new products, competition and general economic conditions in the United States and abroad. Consequently, gross margins may fluctuate from period to period. In addition to the factors affecting revenue described above, if we reduce prices, gross margins for our products could be lower.

Our print controllers are manufactured by third-party manufacturers who purchase most of the necessary components. If our third-party manufacturers cannot obtain the necessary components at favorable prices, we could experience an increase in our product costs. We purchase certain parts directly, including processors, memory, certain ASICs and software licensed from various sources, including PostScript® interpreter software, which we license from Adobe Systems Incorporated.

Operating Expenses

Operating expenses increased by 6% in 2006 over 2005 and increased by 23% in 2005 over 2004. Operating expenses as a percentage of revenue totaled 57%, 65%, and 62% for 2006, 2005, and 2004, respectively. The decrease in operating expenses as a percentage of revenue in 2006 versus 2005 was primarily due to a decrease in in-process research and development expense (IPR&D) from $45.3 million in 2005 relating to the VUTEk acquisition to $8.5 million in 2006 relating to the Jetrion acquisition. Excluding the impact of IPR&D, operating expenses increased by $54.0 million mainly due to increases in stock-based compensation of $20.8 million, amortization expense of $9.1 million, VUTEk full year operating expenses in 2006, and increases in research and development and sales and marketing expenses due primarily to higher operating expenses from higher headcount from last year.

Research and Development

Expenses for research and development consist primarily of personnel-related and facility expenses and, to a lesser extent, consulting, depreciation and costs of prototype materials. Research and development expenses were $127.9 million or 23% of revenue in 2006 compared to $110.1 million or 24% of revenue in 2005 and $112.3 million or 28% of revenue in 2004. The increase of $17.8 million in 2006 versus 2005 was primarily due to an increase in stock-based compensation of $7.8 million, higher personnel and other related costs due to higher headcount, and higher spending due to Inkjet research and development. Research and development headcount was 885 and 781 as of December 31, 2006 and 2005, respectively.

We believe that the development of new products and the enhancement of existing products are essential to our success and we intend to continue to devote substantial resources to research and new product development efforts. Accordingly, we expect that our research and development expenses may increase in absolute dollars and also as a percentage of revenue in future periods. A reduction in prototype expenses also contributed to the decrease in research and development expenses in 2005 from 2004.

As part of our operational practices, we review all projects on a periodic basis for estimated return on investment. Those projects that do not meet certain criteria may be changed or halted.

Sales and Marketing

Sales and marketing expenses include personnel-related expenses, costs for trade show related expenses, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation and costs associated with sales offices in the United States, Europe, Japan and other locations around the world. Sales and marketing expenses for 2006 were $99.8 million or 18% of revenue compared to $82.0 million or 18% of revenue in 2005 and $75.0 million or 19% of revenue in 2004.

The $17.8 million increase in expenses in 2006 versus 2005 primarily related to the acquisition of VUTEk, which is included in the full year results for 2006 and for seven months in 2005. VUTEk sells directly to end user customers which results in a higher level of sales expense compared to our OEM customers. VUTEk sales and marketing expenses increased by $14.5 million in 2006 from 2005. The remaining increases consisted of a $3.1 increase in stock-based compensation expense, from $0.2 million in 2005 to $3.2 million in 2006. Sales and marketing headcount was 441 and 399 as of December 31, 2006 and 2005, respectively.

The $7.0 million increase in expenses in 2005 versus 2004 was primarily related to the $14.1 million in VUTEk-related marketing expenses, offset primarily by $4.4 million in employee-related cost reductions due to the reduction in workforce in the first quarter of 2005, and $1.9 million in lower tradeshow expenses. Drupa, a leading print industry exposition in Europe which occurs every four years in Europe, increased trade show expenses in 2004.

We expect that our sales and marketing expenses may increase in absolute dollars and possibly also as a percentage of revenue as we continue to actively promote our products, launch new products and services, and continue to build our sales and marketing organization, particularly in Europe and Asia Pacific, and as we grow our software solutions and other new product lines which require greater sales and marketing support from us. We also expect that if the US dollar remains volatile against the Euro or other currencies, sales and marketing expenses reported in US dollars could fluctuate. Approximately 40% of our sales and marketing expenses are incurred from offices outside the United States.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses and, to a lesser extent, depreciation and facility costs, bad debt, professional fees and other costs associated with public companies. General and administrative expenses were $47.9 million or 8% of revenue in 2006, compared to $35.9 million or 8% of revenue in 2005 and $28.6 million or 7% of revenue in 2004. The $12.0 million increase in 2006 versus 2005 principally consists of an increase of stock-based compensation of $8.3 million from $2.1 million in 2005 to $10.4 million in 2006, and $4.0 million incurred in 2006 for accounting and legal fees relating to our independent investigation into past stock option practices.

The increase in general and administrative expenses in 2005 of $7.2 million as compared to 2004 principally consists of increases in overall expenses related to our June 2005 acquisition of VUTEk of $5 million, rent increases of $1.1 million and increased litigation-related fees.

Real estate related charges

In 2004, we incurred expenses of $14.4 million related to an $11.4 million fair market adjustment on our building at 301 Velocity Way and a $3.0 million write off of capitalized lease and development costs related to our building and land at our Foster City headquarters. The fair market value adjustment was required as part of a valuation completed in 2004 as part of our amended financing arrangement entered into in September 2004 for that building. Under the original lease of $43 million, we guaranteed the lessor an 82% residual value in the building upon the termination of the original lease. The valuation provided a value of approximately $31.7 million for the building, and we paid the lessor $11.4 million and recorded a one-time loss associated with the original lease in September 2004.

Restructuring Charges

During the first quarter of 2005 we incurred severance costs of approximately $2.7 million related to a headcount reduction of 65 employees.

Amortization of Identified Intangibles

Amortization of acquisition-related intangibles was $35.5 million or 6% of revenue in 2006 versus $26.4 or 6% of revenue in 2005. The increase of $9.1 million in 2006 versus 2005 is primarily due to the inclusion of amortization of VUTEk intangible assets for a full year in 2006 versus seven months in 2005. We acquired VUTEk on June 2, 2005.

Acquired In-process Research and Development

At the time of acquisition of each of Jetrion and VUTEk, we expensed acquired in-process research and development of $8.5 million for Jetrion in 2006 and $45.3 million for VUTEk in 2005.

Interest and Other Income, Net

Interest and other income

Interest income was $24.0 million in 2006 and increased by 66% from $14.5 million in 2005. Interest and other income increased $1.7 million in 2005 versus 2004. Both yearly increases reflect rising interest rates and higher invested balances. We had realized losses on our marketable securities of $0.2 million and $0.8 million in 2006 and 2005, respectively.

Interest expense

Interest expense is recognized ratably over the life of our debentures at a rate of 1.5% per annum when we amortize debt issuance costs related to the convertible debentures. Interest expense including debt amortization totaled $5.0 million for each of the years ended December 31, 2006 and 2005, respectively, and $5.6 million in 2004.

Gain on Sale of Product Line

During the second quarter of 2006 we sold our inventory and intangible assets related to our MWA line of products. Gross proceeds from the sale were $10.0 million and we recognized a gain of $7.0 million.

In 2004, we recognized approximately $3.0 million from the sale of our Unimobile product line, consisting of a customer base, research and development and sales employees, and intangible assets.

Income Taxes

In 2006, we recorded a tax provision of $41.7 million on a pre-tax operating income of $41.5 million, compared to a tax provision of $0.7 million recorded in 2005 on pre-tax operating loss of $4.5 million and a tax benefit of $14.3 million recorded in 2004 on pre-tax operating income of $21.3 million. In each of these years, we benefited from research and development credits and benefits derived from the extra-territorial income exclusion. In 2005 and 2004, our taxes also decreased due to lower taxes on foreign income. Our taxes increased in 2006 and 2005 due to non-deductible stock compensation charges, and in 2005 and 2004 due to in-process research and development write-offs related to the VUTEk acquisition in 2005 and the ADS acquisition in 2004. As a result of discrete tax adjustments, our taxes in 2006 were reduced by $0.9 million as a result of the expiration of the statute of limitations for state income tax purposes and $0.4 million due to a reassessment of tax contingency reserves related to the filing of foreign income tax returns, and were increased by $34.9 million due to the migration of the non-North American and chipset product lines to our European headquarters and $2.9 million related to sales of the MWA assets. As a result of discrete tax adjustments, our taxes for 2005 were reduced by $6.2 million due to a reassessment of tax contingency reserves related to the filing of US and foreign income tax returns and $1.1 million as a result of the expiration of the statute of limitations for state income tax purposes.

In the second quarter of 2005, pursuant to the American Jobs Creation Act of 2004, we made the decision to repatriate $60.0 million of earnings, which had previously been permanently invested outside the United States, and we recorded a tax charge associated with repatriating these earnings of $3.2 million in the second quarter. Of this $3.2 million tax charge, $2.3 million related to earnings accumulated prior to 2005 and was recorded in the second quarter of 2005. The remaining tax charge of $0.9 million related to 2005 foreign earnings and was reflected in the 2005 effective tax rate beginning in the second quarter. In the fourth quarter, we repatriated $70.0 million of earnings (the $60.0 million decided upon in Q2 plus an additional $10.0 million) to the US, which resulted in an additional tax charge of $0.3 million in the fourth quarter.

During the third quarter of 2004, we reached a settlement with the Internal Revenue Service for the federal income tax returns filed for the years 1999 through 2001. As a result of the settlement, the third quarter’s tax benefit in 2004 was increased by the reassessment of tax contingency reserves resulting in a favorable adjustment of $18.9 million. This favorable adjustment was related to the profitability of foreign operations in 1999 through 2003 and foreign sales corporation and research and development credit benefits.

Critical Accounting Policies

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

The following are believed to be our critical accounting policies and estimates:

•	revenue recognition;

•	estimating allowance for doubtful accounts, inventory and litigation accruals;

•	accounting for stock-based compensation;

•	accounting for income taxes;

•	valuation analyses for intangible assets and goodwill;

•	business combinations; and

•	the determination of functional currencies for the purposes of consolidating our international operations.

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

We recognize revenue in accordance with the provisions of SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB104”) and, when applicable, Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), for the sale of controllers, printers, and ink. As such, revenue is generally recognized when persuasive evidence of an arrangement exists, the product has been delivered or services have been rendered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

We use either a purchase order or signed contract as evidence of an arrangement. Sales through some of our OEMs are evidenced by a master agreement governing the relationship together with purchase orders on a transaction-by-transaction basis. Our arrangements do not generally include acceptance clauses. Delivery for hardware generally is complete when title and risk of loss is transferred at point of shipment from manufacturing facilities. In some instances, we also sell products and services in which the terms included in sales arrangements result in different timing for revenue recognition. We assess whether the fee is fixed or determinable based on the terms of the contract or purchase order. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We may not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

We license our software primarily under perpetual licenses. Revenue from software consists of software licensing, post-contract customer support and professional consulting. We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Recognition”, with respect to certain transactions, and if applicable, SAB 104 and EITF 00-21 to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

When several elements, including software licenses, post-contract customer support and professional services, are sold to a customer through a single contract, the revenue from such multiple-element arrangements are allocated to each element using the residual method in accordance with SOP 98-9. Revenue is allocated to the support elements and professional service elements of an agreement using vendor specific objective evidence of fair value (“VSOE”) and to the software license portion of the agreements using the residual method. We have established VSOE of the fair value of our professional services based on the rates charged to our customers in stand alone orders. We have also established VSOE of fair value for post-contract customer support based on substantive renewal rates. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance and/or professional services, and where the maintenance and professional services are not essential to the functionality of the delivered software. Revenue allocated to software licenses is recognized when the following four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue allocated to post-contract support is recognized ratably over the term of the support contract, assuming the four basic criteria are met. We also have subscription arrangements where the customer pays a fixed fee and receives services over a period of time. We recognize revenue from the subscriptions ratably over the service period. Any upfront setup fees associated with our subscription arrangements are recognized ratably, generally over one year.

Allowances for doubtful accounts, inventory and litigation accruals. To determine the need for an allowance for doubtful accounts, management must make estimates of the collectibility of our accounts receivables. To do so, management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $96.3 million, net of allowance for doubtful accounts and sales returns of $7.9 million as of December 31, 2006.

Similarly, management must make estimates of potential future inventory obsolescence and purchase commitments to measure the need for inventory reserves. Management analyzes current economic trends, changes in customer demand and the acceptance of our products when evaluating the adequacy of such allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances and reserves in any accounting period. Material differences may result in changes in the amount and timing of our income for any period if management made different judgments or utilized different estimates. Our inventory balance was $35.2 million, net of inventory reserves of $10.8 million, as of December 31, 2006.

We accrue for estimated legal expenses, including potential regulatory fines when the likelihood of the incurrence of the related costs is probable and management has the ability to estimate such costs. Until both of these conditions are met, the related legal expenses are recorded as incurred. The material assumptions we use to estimate the amount of legal expenses include:

•	the monthly legal expense incurred by our external attorneys on the particular case being evaluated;

•	communication between our external attorneys and us on the expected duration of the lawsuit and the estimated expenses during that time;

•	our strategy regarding the lawsuit;

•	the deductible amounts under the insurance policies; and

•	past experiences with similar lawsuits.

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

Accounting for stock-based compensation. We account for stock-based compensation in accordance with SFAS 123(R), “Share-Based Payment”. We must use our judgment in determining and applying the assumptions needed for the valuation of stock options, issuances under our Employee Stock Purchase Plan, and stock awards. We also are required to apply a forfeiture rate to reflect what we believe will be our final expense related to stock-based compensation. The amounts to be recorded as stock-based compensation expense expected in the future are subject to change if our assumptions for the variables used in determining the fair value of the instruments and the forfeiture rates are revised.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have maintained a valuation allowance of $5.9 million as of December 31, 2006 for foreign tax credits resulting from the 2003 acquisition of Best and compensation deductions potentially limited by U.S. Internal Revenue Code Section 162(m). If actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could materially impact our financial position and results of operations.

Net deferred tax assets as of December 31, 2006 were $9.4 million.

Valuation analyses of intangible assets and goodwill. In 2002 we adopted SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). In lieu of amortization, we are required to perform an annual impairment review of our goodwill. We completed our annual review in the third quarter of 2006, based upon June 30, 2006 balances, with no impairment of goodwill indicated as a result of the review. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the life of the asset may need to be revised. Factors we consider important which could trigger an impairment review include the following:

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of goodwill, intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets and goodwill totaled $333.0 million as of December 31, 2006. No adjustments to the lives of the other intangible assets have been made since the adoption of SFAS 142.

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

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows; acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or other actual results.

Other estimates associated with the accounting for acquisitions include severance costs and the costs of vacating duplicate facilities. These costs are based upon estimates made by management and are subject to refinement. We estimate the future costs to operate and eventually vacate duplicate facilities. Estimated costs may change as additional information becomes available regarding the assets acquired and liabilities assumed and as management continues its assessment of the pre-merger operations.

Our financial projections may ultimately prove to be inaccurate and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as projected.

Determining functional currencies for the purpose of consolidating our international operations. We have a number of foreign subsidiaries which together account for approximately 46% of our net revenues, approximately 22% of our total assets and approximately 64% of our total liabilities as of December 31, 2006. We primarily quote and bill our international customers in United States dollars.

Based on our assessment of the factors discussed below, we consider the United States dollar to be the functional currency for each of our international subsidiaries except for our Japanese subsidiaries, EFI K.K., and Electronics for Imaging Japan YK, for which we consider the Japanese yen to be the subsidiary’s functional currency and our German subsidiary, Electronics for Imaging GmbH, for which we consider the Euro to be the subsidiary’s functional currency.

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, when the transactions are not denominated in the functional currency, are included within the statement of operations or, if the transactions are denominated in the functional currency, are included as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.”

Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon our management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent company and the nature of the subsidiary’s operations must also be considered. If any subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in stockholders’ equity. However, if the functional currency is deemed to be the United States dollar then any gain or loss associated with the translation of the subsidiary’s financial statements would be included within our consolidated statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized in our consolidated statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our consolidated statement of operations.

Recent Accounting Pronouncements

See Note 1 of our Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Liquidity and Capital Resources

(in thousands)	2006	2005 As restated(1)	2004 As restated(1)
Cash and cash equivalents	$166,996	$182,039	$156,322
Short term investments	343,175	287,577	503,237

Total cash, cash equivalents and short term investments	$510,171	$469,616	$659,559

Net cash provided by operating activities	$66,871	$62,883	$59,677
Net cash (used in) provided by investing activities	(94,140)	(71,726)	12,194
Net cash provided by (used in) financing activities	12,381	34,720	(28,766)

(1)	See Note 2, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements.

Overview

Cash and cash equivalents and short term investments increased $40.6 million to $510.2 million as of December 31, 2006 from $469.6 million as of December 31, 2005. The increase is primarily due to cash generated by operations of $66.9 million and cash received from employees for purchases of common stock under our ESPP and through exercise of employee stock options totaling $42.3 million offset by the acquisition of treasury shares of $33.9 million and the October 2006 purchase of Jetrion for $41.4 million in cash.

Operating Activities

Net cash provided by operating activities in 2006, 2005 and 2004 of $66.9 million, $62.9 million and $ 59.7 million, respectively, was primarily the result of net income (loss) adjusted for non-cash items such as depreciation and amortization, acquired in-process research and development, deferred income taxes, stock compensation and changes in various assets and liabilities such as accounts payable, accounts receivable and other current assets.

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 58 days, 43 days, and 46 days at December 31, 2006, 2005 and 2004 respectively. We calculate accounts receivable DSO by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by the total days in the quarter. We expect DSOs to vary from period to period because of changes in quarterly mix of business between our direct and OEM customers, and the effectiveness of our collection efforts. Our accounts receivable DSO trended upward in 2006 reflecting the longer invoice terms offered with our Inkjet and APPS products, which represented a higher portion of our sales in those years. DSO may trend upwards in future quarters as a greater portion of our revenues will come from direct sales of printers and software which traditionally carry longer terms.

Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. In 2006, the change in accounts payable and accrued liabilities increased our cash flows by approximately $7.9 million compared to a decrease in cash flows in 2005 of $4.8 million. In 2006, the change in income taxes payable increased our cash flows by $3.9 million compared to a decrease in cash flows in 2005 of $11.2 million.

Our working capital, defined as current assets minus current liabilities, was $261.8 million and $459.1 million at December 31, 2006 and 2005, respectively. The cause of the decrease in working capital of approximately $197.3 million is principally related to our acquisition of Jetrion of $41.4 million and the classification of $240.0 million in convertible debt obligations as short-term liabilities. These reductions in working capital were offset in part by cash provided from operations.

We expect to meet our obligations as they become due through available cash and internally generated funds. We expect to generate positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue, or the effect on our business from the competitive environment in which we operate. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Investing Activities

A summary of our investing activities at December 31, 2006, 2005 and 2004 follows. The detail of these line items can be seen in our consolidated statement of cash flows.

Investing Activity

(in thousands)	2006	2005	2004
Purchases of short-term investments	$(323,590)	$(525,809)	$(225,576)
Proceeds from sales and maturities of short-term investments	271,624	741,709	264,951
Net purchases of restricted cash, cash equivalents and short-term investments	—	—	(472)
Transfers of investments between restricted and available-for-sale	—	—	34,119
Net purchases of restricted investments	—	—	(45,500)
Purchases, net of proceeds from sales, of property and equipment	(9,318)	(5,627)	(2,297)
Proceeds from sale of product line	10,000	—	—
Businesses acquired, net of cash received	(41,427)	(281,755)	(11,550)
Purchases of other investments	(1,429)	(244)	(1,481)

Net cash (used for) provided by investing activities	$(94,140)	$(71,726)	$12,194

Acquisitions

Below is a summary of our acquisitions for the last three fiscal years:

Jetrion: On October 31, 2006, we purchased Jetrion LLC for approximately $41.4 million in cash. Jetrion sells its Industrial inkjet printers and inks to label printing companies.

VUTEk: On June 2, 2005, we acquired VUTEk for $281.8 million, net of cash received of $7.4 million. VUTEk’s super-wide digital inkjet printers and Solvent and UV inks allows us to offer print shops a diversified product portfolio and the ability to better integrate our products.

ADS Technology: On February 19, 2004, we purchased ADS for $11.6 million, net of cash received of $0.3 million. We purchased ADS Technology to enhance our software offerings to the copier dealer channels. In the second quarter of 2006, we sold WMA (formerly named ADS Technology) for $10.0 million.

We may buy or invest in complementary companies, products and technologies within the print industry. Our available cash and equity may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders.

Property and Equipment

Our net equipment purchases totaled $9.3 million, $5.6 million, and $2.3 million in 2006, 2005, and 2004, respectively. Our property and equipment additions have been funded from operations.

We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including our hiring of employees, the rate of change in computer hardware/software used in our business, our business outlook, and decisions to invest or expand business sites.

Investments

We made net purchases of marketable securities in 2006 of $52.0 million. In 2005, we received net proceeds from our marketable securities of $215.9 million, reflecting the liquidation of marketable securities for the purchase of VUTEk. In 2004, we received net proceeds of $39.4 million resulting from the liquidation of marketable securities to fund the collateral accounts for our synthetic leases. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in corporate bonds and U. S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Restricted Investments

We have restricted investments classified as non-current assets in connection with the synthetic leases for our Foster City offices. We are required to maintain cash in LIBOR-based interest-bearing accounts which fully collateralized our synthetic lease. We now have $88.6 million in collateral accounted for as restricted investments. For further information on these transactions, see the discussion at “Off Balance Sheet Financing.”

Financing Activities

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock from the exercise of stock options and employee stock purchase plans. We received cash proceeds from these plans in the amount of $42.3 million, $34.7 million and $26.9 million in 2006, 2005 and 2004, respectively. The lower proceeds in 2004 are reflective of our lower stock price during that period. If our stock price rises, more employees’ options are “in the money”, and the employees are more likely to exercise their options, generating cash proceeds to the Company. If our stock price decreases, more of our employees’ options are “out of the money” or “under water”, and therefore, the employees will be unlikely to exercise options, which results in no cash received by us. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. Under FAS 123(R) we are required to expense the fair market value of stock-based compensation. We have decided to change and will continue to assess the term, number and types of equity awards we issue. This may result in less cash received from issuance of equity awards in the future.

The primary use of funds for financing activities in 2006 and 2004 was the use of $33.9 million and $55.6 million, respectively, of cash to repurchase outstanding shares of our common stock. No shares were repurchased during 2005. See Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion of our programs to repurchase our common stock.

The synthetic lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. We have determined that the guarantees have no material value as of December 31, 2006 and therefore have not recorded any liability.

Other Commitments

Our inventory consists primarily of inkjet products and finished goods, memory subsystems, processors and ASICs for our controller line of products, which are sold to third-party contract manufacturers responsible for manufacturing our products and inkjet printheads, frames and other components related to our manufacturer of inkjet printers. Should we decide to purchase components and do our own manufacturing of controllers, or should it become necessary for us to purchase and sell components other than the processors, ASICs or memory subsystems for our contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventory we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supply were reduced or not available. Should our volumes increase materially on our inkjet printers, our purchases of inkjet printheads, frames and other components will also increase correspondingly.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2006 except for $240.0 million in senior convertible debentures which is reported as current.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$52,586	$10,836	$16,861	$11,625	$13,264
Interest payments on 1.50% senior convertible debentures(2)	66,300	3,600	7,200	7,200	48,300
Senior convertible debentures	240,000	240,000	—	—	—

Total(3)	$358,886	$254,436	$24,061	$18,825	$61,564

(1)	Lease obligations related to the principal corporate facilities are estimated and are based on current market interest rates (LIBOR). See Off-Balance Sheet Financing.
(2)	See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding our 1.50% Senior Convertible Debentures.
(3)	Total does not include contractual obligations recorded on the balance sheet as current liabilities, or certain purchase obligations as discussed below.

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

Off-Balance Sheet Financing

All amounts in this section are presented (in thousands, except for per share amounts).

Synthetic Lease Arrangements

We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provide a cost effective means of providing adequate office space for our corporate offices. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger related covenants as of December 31, 2006. We are liable to the lessor for the financed amount of the buildings if we default on our covenants. We obtained limited and conditional waivers from the lessor regarding any event of default that should occur solely as a result of an event of default on other indebtedness caused by our failure to comply with covenants relating to the filing and delivery of our periodic reports.

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no deficiency to the guaranteed value at December 31, 2006. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2006 for a total of $88.6 million) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times.

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

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

Marketable Securities

We maintain an investment portfolio of short-term investments of various holdings, types and maturities. These short-term investments are generally classified as available-for-sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.

The following table presents the hypothetical change in fair values in the financial instruments held by us at December 31, 2006 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (BPS) over a twelve-month time horizon.

This table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$358,861	$353,608	$350,456

Convertible Debentures

The fair value of our convertible debt was estimated to be $264.6 million as of December 31, 2006 and the carrying value was $240.0 million. The fair market value of our convertible senior debentures was estimated based upon quoted market prices.

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

We maintain investment portfolio holdings of various issuers, types and maturities, typically U.S. Treasury and Agencies securities, corporate debt instruments, and asset-backed instruments. These short-term investments are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). These securities are not leveraged and are held for purposes other than trading.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electronics For Imaging, Inc.:

We have completed integrated audits of Electronics For Imaging, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Electronics For Imaging, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2005 and 2004 consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

October 19, 2007

Electronics For Imaging, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands)	2006	2005 As restated(1)
Assets
Current assets:
Cash and cash equivalents	$166,996	$182,039
Short-term investments, available for sale	343,175	287,577
Accounts receivable, net of allowance for doubtful accounts of $7.9 million and $4.3 million respectively	96,252	67,926
Inventories	35,225	26,770
Other current assets	13,199	32,464

Total current assets	654,847	596,776
Property and equipment, net	52,646	49,600
Restricted investments	88,580	88,580
Goodwill	212,992	189,667
Intangible assets, net	120,030	153,722
Other assets	15,556	10,093

Total assets	$1,144,651	$1,088,438

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,834	$30,937
Convertible debt	240,000	—
Accrued and other liabilities	62,954	64,415
Deferred revenue	26,461	25,004
Income taxes payable	21,824	17,343

Total current liabilities	393,073	137,699
Convertible debt	—	240,000

Total liabilities	393,073	377,699

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 57,614 and 56,249 shares outstanding, respectively	691	662
Additional paid-in capital	577,997	511,951
Deferred Compensation	—	(5,550)
Treasury stock, at cost, 11,490 and 9,964 shares, respectively	(248,631)	(214,722)
Accumulated other comprehensive income (loss)	1,237	(2,069)
Retained earnings	420,284	420,467

Total stockholders’ equity	751,578	710,739

Total liabilities and stockholders’ equity	$1,144,651	$1,088,438

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share amounts)	2006	2005 As restated(2)	2004 As restated(2)
Revenue	$564,611	$467,117	$394,604
Cost of revenue(1)	229,441	178,665	138,491

Gross Profit	335,170	288,452	256,113

Operating expenses:
Research and development(1)	127,900	110,086	112,254
Sales and marketing(1)	99,838	82,039	75,050
General and administrative(1)	47,857	35,856	28,613
Restructuring charges	—	2,685	—
Real estate related charges	—	—	14,394
Amortization of identified intangibles	35,514	26,434	13,690
Acquired in-process research and development	8,500	45,300	1,000

Total operating expenses	319,609	302,400	245,001

Income (loss) from operations	15,561	(13,948)	11,112
Interest and other income, net:
Interest and other income (expense), net	24,002	14,489	12,837
Gain on sale of product line, net	6,995	—	2,994
Interest expense	(5,027)	(5,010)	(5,632)

Total interest and other income, net	25,970	9,479	10,199

Income (loss) before income taxes	41,531	(4,469)	21,311
(Provision for) benefit from income taxes	(41,714)	(711)	14,254

Net income (loss)	$(183)	$(5,180)	$35,565

Net income (loss) per basic common share	$(0.00)	$(0.10)	$0.66

Shares used in basic per-share calculation	56,559	54,425	53,898

Net income (loss) per diluted common share	$(0.00)	$(0.10)	$0.60

Shares used in diluted per-share calculation	56,559	54,425	63,979

(1) Includes stock-based compensation expense as follows:

	2006	2005 As restated(2)	2004 As restated(2)
Cost of revenue	$1,725	$106	$109
Research and development	8,346	561	1,120
Sales and marketing	3,248	185	339
General and administrative	10,427	2,076	1,797

(2)	See Note 2, “Restatement of Consolidated Financial Statements”.

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Deferred compensation	Treasury stock		Other comprehensive income (Loss)	Retained earnings	Total stockholders’ equity
(in thousands)	Shares	Amount			Shares	Amount
Balances as of December 31, 2003 (As previously reported)	62,044	$620	$328,358	$(1,597)	(7,648)	$(159,077)	$1,012	$485,497	654,813
Cumulative effect of restatement on prior years	—	—	106,616	(3,411)	—	—	—	(95,415)	7,790

Balances as of December 31, 2003 (As restated)(1)	62,044	620	434,974	(5,008)	(7,648)	(159,077)	1,012	390,082	662,603

Net income (As restated)(1)								35,565
Other comprehensive income (loss), net of tax:
Currency translation adjustment							392
Market valuation on short-term investments							(2,616)

Comprehensive income (As restated)(1)							(2,224)	35,565	33,341
Repurchase of common stock					(2,316)	(55,645)			(55,645)
Exercise of common stock options	1,385	14	21,951						21,965
Cancellation of options and restricted stock awards (As restated)(1)	(5)	—	(429)	303					(126)
Stock-based compensation (As restated)(1)			409	2,956					3,365
Stock issued pursuant to ESPP	368	4	5,036						5,040
Tax benefit related to stock plans (As restated)(1)			3,483						3,483

Balances as of December 31, 2004 (As restated)(1)	63,792	638	465,424	(1,749)	(9,964)	(214,722)	(1,212)	425,647	674,026

Net loss (As restated)(1)								(5,180)
Other comprehensive income (loss), net of tax:
Currency translation adjustment							(1,000)
Market valuation on short-term investments(1)							143

Comprehensive loss (As restated)(1)							(857)	(5,180)	(6,037)
Exercise of common stock options	1,698	17	29,434						29,451
Cancellation of options and restricted stock awards (As restated)(1)			(268)	268					—
Restricted stock grants (As restated)(1)	357	4	6,553	(6,557)					—
Stock-based compensation (As restated)(1)			443	2,488					2,931
Stock issued pursuant to ESPP	366	3	5,266						5,269
Tax benefit related to stock plans (As restated)(1)	—	—	5,099						5,099

Balances as of December 31, 2005 (As restated)(1)	66,213	662	511,951	(5,550)	(9,964)	(214,722)	(2,069)	420,467	710,739

Net income								(183)
Other comprehensive income (loss), net of tax:
Currency translation adjustment							1,199
Market valuation on short-term investments							2,107

Comprehensive loss							3,306	(183)	3,123
Exercise of common stock options	2,006	20	36,111						36,131
Elimination of deferred stock-based compensation in connection with the adoption of SFAS 123(R)			(5,550)	5,550					—
Restricted stock grants	470	5	(5)						—
Stock-based compensation			23,746						23,746
Stock repurchase					(1,526)	(33,909)			(33,909)
Stock issued pursuant to ESPP	415	4	6,122						6,126
Tax benefit related to stock plans	—	—	5,622	—	—	—	—	—	5,622

Balances as of December 31, 2006	69,104	$691	$577,997	$—	$(11,490)	$(248,631)	$1,237	$420,284	$751,578

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2006	2005 As restated(1)	2004 As restated(1)
Cash flows from operating activities:
Net income (loss)	$(183)	$(5,180)	$35,565
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,085	35,610	23,524
Acquired in-process research & development	8,500	45,300	1,000
Deferred taxes	22,666	1,622	(12,151)
Provision for allowance for bad debts and sales-related allowances	5,997	6,890	1,288
Tax benefits from employee stock plans	5,622	5,099	3,483
Excess tax benefit from stock-based compensation	(4,033)	—	—
Gain on sale of product line	(6,995)	—	50
Provision for inventory obsolescence	1,563	1,954	308
Stock-based compensation	23,746	2,928	3,365
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(32,093)	(11,853)	12,197
Inventories	(8,460)	(4,506)	2,167
Receivables from sub-contract manufacturers	450	(72)	(439)
Other current assets	(6,800)	1,120	524
Accounts payable and accrued liabilities	7,928	(4,846)	(1,421)
Income taxes payable	3,878	(11,183)	(9,783)

Net cash provided by operating activities	66,871	62,883	59,677

Cash flows from investing activities:
Purchases of short-term investments	(323,590)	(525,809)	(225,576)
Proceeds from sales and maturities of short-term investments	271,624	741,709	264,951
Net purchases of restricted cash, cash equivalents and short-term investments	—	—	(472)
Transfers of investments between restricted and available-for-sale	—	—	34,119
Net purchases of restricted investments	—	—	(45,500)
Purchases, net of proceeds from sales, of property and equipment	(9,318)	(5,627)	(2,297)
Proceeds from sale of product line	10,000	—	—
Businesses acquired, net of cash received	(41,427)	(281,755)	(11,550)
Purchases of other investments	(1,429)	(244)	(1,481)

Net cash (used for) provided by investing activities	(94,140)	(71,726)	12,194

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	4,033	—	—
Proceeds from issuance of common stock	42,257	34,720	26,879
Purchases of treasury stock	(33,909)	—	(55,645)

Net cash provided by (used for) financing activities	12,381	34,720	(28,766)

Effect of foreign exchange changes on cash and cash equivalents	(155)	(160)	54

Increase (decrease) in cash and cash equivalents	(15,043)	25,717	43,159
Cash and cash equivalents at beginning of year	182,039	156,322	113,163

Cash and cash equivalents at end of year	$166,996	$182,039	$156,322

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

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

EFI considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Typically, the cost of these investments has approximated fair value. Marketable investments with a maturity greater than 3 months are classified as available-for-sale short-term investments. Available-for-sale securities are stated at fair market value with unrealized gains and losses reported as a separate component of stockholders’ equity, adjusted for deferred income taxes. Realized gains and losses on sales of investments are recognized upon sale of the investments using the specific identification method.

Allowance for Doubtful Accounts and Sales-related Allowances

We analyze accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of our allowance for doubtful accounts. In addition, we specifically reserve for any accounts receivable for which there

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

are identified collection issues. Balances are charged off when we deem it probable the receivable will not be recovered. We also make provisions for sales rebates and revenue adjustments based upon analysis of current sales programs and revenues.

Concentration of Risk

EFI is exposed to credit risk in the event of default by any of our customers to the extent of amounts recorded in the consolidated balance sheet. We perform ongoing evaluations of the collectibility of the accounts receivable balances for our customers and maintain allowances for estimated credit losses; actual losses have not historically been significant, but have risen over the past several years as our customer base has grown through acquisitions.

Our controller products, which constitute approximately 54% of our revenues, are primarily sold to a limited number of OEMs. We expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues, although the significance of that revenue is expected to decline in future periods due to increased sales of new OEM product.

We are reliant on certain sole source suppliers for key components of our products. We conduct our business with our component suppliers solely on a purchase order basis. Any disruption in the supply of the key components would result in us being unable to manufacture our products.

Most of our current controllers include software that we must license from Adobe Systems, Inc. (“Adobe”). In order to obtain licenses from Adobe, Adobe requires that we obtain from them quality assurance approvals for our products that use Adobe software. Although to date we have successfully obtained such quality assurances from Adobe, we cannot be certain Adobe will grant us such approvals in the future. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to produce products that incorporate Adobe PostScript® software.

EFI subcontracts with other companies to manufacture our controllers. We rely on the ability of our sub-contractors to produce the products sold to our customers. A high concentration of EFI’s products is manufactured at one sub-contractor location. If the sub-contractor was to lose production capabilities at this facility, we would experience delays in delivering product to our customers. We do not maintain long-term agreements with our sub-contractors which could lead to an inability of such sub-contractor to fill our orders.

Inventories

Inventories are stated at standard cost, which approximates the lower of actual cost using a first-in, first-out method, or market. We periodically review our inventories for potential slow-moving or obsolete items and write down specific items to net realizable value as appropriate. Work-in-process inventories consist of EFI’s product at various levels of assembly and include materials, labor and manufacturing overhead. Finished goods inventory represents completed products awaiting shipment.

Property and Equipment

Property and equipment is recorded at cost. Depreciation on assets is computed using the straight-line method over the estimated useful lives of the assets. The estimated life for desktop and laptop computers is 18 to 24 months. Furniture has an estimated life of 5 to 7 years, software is amortized over 3 to 5 years and buildings have an estimated life of 40 years. All other assets are typically considered to have a 3- to 5-year life. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

or the lease term, if shorter. Land improvements, such as parking lots and sidewalks, are amortized using the straight-line method over the estimated useful lives of the improvements.

When assets are disposed, we remove the asset and accumulated depreciation from our records and recognize the related gain or loss in results of operations. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in operations.

Depreciation expense was $8.0 million, $7.8 million and $8.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Repairs and maintenance expenditures which are not considered improvements and do not extend the useful life of property and equipment are expensed as incurred.

Internal Use Software

We follow the guidance in Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software development costs, including costs incurred to purchase third party software, are capitalized beginning when we have determined that certain factors are present, including among others, that technology exists to achieve the performance requirements. The accumulation of software costs to be capitalized ceases when the software is substantially developed and is ready for its intended use. It is amortized over an estimated useful life of three years using the straight-line method.

Long-lived Assets, including Goodwill

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We measure the assets for impairment based upon the estimated future undiscounted cash flows from the asset.

The provisions of SFAS 142 require periodic testing of goodwill for impairment. The annual impairment test performed in the third quarter of 2006 did not require us to recognize any impairment charge against goodwill.

Amortization of Purchased Intangible Assets

Intangible assets acquired to date are being amortized on a straight-line basis over periods ranging from 3 to 30 years. No changes have been made to the useful lives of amortizable identifiable intangible assets in 2006.

Aggregate amortization expense was $35.5 million, $26.4 million and $13.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Other Investments

Other investments consist of equity investments in privately-held companies that develop products, markets and services that are strategic to us. Investments in which we exercise significant influence over operating and financial policies but do not have a majority voting interest are accounted for using the equity method of accounting. As our investments in privately-held companies do not permit us to exert significant influence or control over the entity in which we are investing, the recorded amounts generally represent our cost of the investment less any adjustments we make when we determine that an investment’s carrying value is other-than-temporarily impaired.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The process of assessing whether a particular equity investment’s fair value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for these securities. In making this judgment, we carefully consider the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This process is based primarily on information that we request and receive from these privately-held companies, and is performed on a quarterly basis. Although we evaluate all of our privately-held equity investments for impairment based on the criteria established above, each investment’s fair value is only estimated when events or changes in circumstances have occurred that may have a significant effect on its fair value (because the fair value of each investment is not readily determinable). Where these factors indicate that the equity investment’s fair value is less than its carrying cost, and where we consider such diminution in value to be other than temporary, we record an impairment charge to reduce such equity investment to its estimated net realizable value.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. The fair market value of our convertible debt issued in June 2003 was $264.6 million and $265.2 million at December 31, 2006 and 2005, respectively, based upon the quoted market price. The fair value of our available-for-sale securities is disclosed in Note 7, “Short-term Investments”.

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

We recognize revenue in accordance with the provisions of SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB104”) and, when applicable, Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), for the sale of controllers, printers, and ink. As such, revenue is generally recognized when persuasive evidence of an arrangement exists, the product has been delivered or

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

services have been rendered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

We use either a purchase order or signed contract as evidence of an arrangement. Sales through some of our OEMs are evidenced by a master agreement governing the relationship together with purchase orders on a transaction-by-transaction basis. Our arrangements do not generally include acceptance clauses. Delivery for hardware generally occurs when product is delivered to the customer’s common carrier. In some instances, we also sell products and services in which the terms included in sales arrangements result in different timing for revenue recognition. Title and risk of loss is transferred at the customer’s destination and revenue is recognized when the product(s) arrives at the customer site. We assess whether the fee is fixed or determinable based on the terms of the contract or purchase order. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We may not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

We license our software primarily under perpetual licenses. Revenue from software consists of software licensing, post-contract customer support and professional consulting. We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Recognition”, with respect to certain transactions, and if applicable, SAB 104 and EITF 00-21 to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

When several elements, including software licenses, post-contract customer support and professional services, are sold to a customer through a single contract, the revenue from such multiple-element arrangements are allocated to each element using the residual method in accordance with SOP 98-9. Revenue is allocated to the support elements and professional service elements of an agreement using vendor specific objective evidence of fair value (“VSOE”) and to the software license portion of the agreements using the residual method. We have established VSOE of the fair value of our professional services based on the rates charged to our customers in stand alone orders. We have also established VSOE of fair value for post-contract customer support based on substantive renewal rates. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance and/or professional services, and where the maintenance and professional services are not essential to the functionality of the delivered software. Revenue allocated to software licenses is recognized when the following four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue allocated to post-contract support is recognized ratably over the term of the support contract (typically one to two years), assuming the four basic criteria are met. We also have subscription arrangements where the customer pays a fixed fee and receives services over a period of time. We recognize revenue from the subscriptions ratably over the service period. Any upfront setup fees associated with our subscription arrangements are recognized ratably, generally over one year.

Advertising

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $4.4 million for 2006, $4.5 million for 2005 and $2.6 million for 2004.

Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. Under SFAS 109, deferred tax liabilities and assets are

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Employee Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”), using the modified prospective transition method. Under this transition method, stock-based compensation expense in fiscal 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize these compensation costs using a graded-vesting method over the requisite service period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data and future expectations of employee turnover to estimate forfeitures. As a result of adopting SFAS 123(R), income before income taxes and net income as of and for the year ended December 31, 2006 were lower by $14.3 million and $9.7 million, respectively, than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Basic and diluted earnings per share for 2006 would have been higher by $0.17 and $0.14, respectively, if we had not adopted SFAS 123(R).

Prior to the adoption of SFAS 123(R), we presented the tax benefit related to stock plans as operating cash flows. Upon the adoption of SFAS 123(R), the tax benefit resulting from tax deductions in excess of the tax benefit related to compensation cost recognized for those awards are classified as financing cash flows.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method included a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). This method resulted in an additional paid-in capital pool of zero as part of our adoption of SFAS 123(R).

Periods prior to the adoption of SFAS 123(R)

Prior to January 1, 2006 we accounted for equity awards and the Employee Stock Purchase Plan using the intrinsic value method in accordance with APB 25 and related interpretations. Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statement of Operations if the exercise price of our equity awards granted to employees and directors equaled the fair market value of the underlying stock at the date of grant and shares granted under the Employee Stock Purchase Plan were not issued

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

at greater than a 15% discount. As a result of our stock option investigation, it was determined that the measurement dates for certain options were incorrectly determined and, as such, options were issued below fair market value. The accounting disclosures and related charges are reflected in Note 2, “Restatement of Consolidated Financial Statements”. Additionally, the actual stock-based compensation expense, as well as the pro forma fair value expense in the table below, has been revised for the correction of the measurement dates.

The pro forma table below reflects net income (loss) and basic and diluted earnings per share for the years ended December 31, 2005 (restated) and 2004 (restated) as if we had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	For the years ended December 31,
	2005			2004
(in thousands except per share data)	Previously reported	Adjustment	As restated(1)	Previously reported	Adjustment	As restated(1)
Net (loss) income, as reported	$(4,067)	$(1,113)	$(5,180)	$38,019	$(2,454)	$35,565
Add:
Stock-based employee compensation expenses included in reported net income, net of related tax effect	1,691	436	2,127	322	2,399	2,721
Deduct:
Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(14,437)	298	(14,139)	(17,235)	(3,297)	(20,532)

Net (loss) income, pro forma	$(16,813)	$(379)	$(17,192)	$21,106	$(3,352)	$17,754

Add:
After-tax equivalent of expense related to 1.50% senior convertible debentures	—		—	3,000		3,000
Net (loss) income for dilution calculation	$(16,813)		$(17,192)	$24,106		$20,754

Basic (loss) income per share
As reported	$(0.07)		$(0.10)	$0.71		$0.66

Pro forma	$(0.31)		$(0.32)	$0.39		$0.33

Diluted (loss) income per share
As reported	$(0.07)		$(0.10)	$0.64		$0.60

Pro forma	$(0.31)		$(0.32)	$0.38		$0.32

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

Foreign Currency Translation

The U.S. dollar is the functional currency for all of our foreign operations, except for our Germany subsidiary, which is considered to be Euro functional, and our Japanese subsidiaries, which are considered to be Japanese

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

yen functional. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income. Where a currency other than the U.S. dollar is the functional currency, translation adjustments are recorded as a separate component of stockholders’ equity. Foreign currency translation and transaction gains and losses have not been significant in any period presented.

Computation of Net (Loss) Income per Common Share

Net (loss) income per basic common share is computed using the weighted average number of common shares outstanding during the period excluding unvested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from the potential conversion of our senior convertible 1.50% debentures. In addition, in computing the dilutive effect of the convertible securities, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with our convertible debt. Any potential shares that are anti-dilutive, as defined in SFAS 128, are excluded from the effect of dilutive securities.

The following table presents a reconciliation of basic and diluted earnings per share for the three years ended December 31, 2006:

	For the years ended December 31,
(in thousands except per share data)	2006	2005 As restated(1)	2004 As restated(1)
Basic net (loss) income per share:
Net (loss) income available to common shareholders	$(183)	$(5,180)	$35,565

Weighted average common shares outstanding	56,559	54,425	53,898
Basic net (loss) income per share	$(0.00)	$(0.10)	$0.66

Dilutive net (loss) income per share:
Net (loss) income available to common shareholders	$(183)	$(5,180)	$35,565
After-tax equivalent of expense related to 1.50% senior convertible debentures	—	—	3,000

(Loss) Income for purposes of computing diluted net income per share	$(183)	$(5,180)	$38,565

Weighted average common shares outstanding	56,559	54,425	53,898
Dilutive stock options and awards	—	—	997
Weighted average assumed conversion of 1.50% senior convertible debentures	—	—	9,084

Weighted average common shares outstanding for purposes of computing diluted net income per share	56,559	54,425	63,979

Dilutive net (loss) income per share	$(0.00)	$(0.10)	$0.60

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods presented :

	For the years ended December 31,
(in thousands)	2006	2005	2004
Weighted stock options and awards outstanding	10,246	11,477	3,328
Convertible debt	9,084	9,084	—

Total potential shares of common stock excluded from the computation of diluted earnings per share	19,330	20,561	3,328

Accounting for Derivative Instruments and Risk Management

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. We have two embedded derivatives related to the 1.50% Senior Convertible Debentures as of December 31, 2006, the fair values of which were insignificant. We had no other derivatives as of December 31, 2006.

Variable Interest Entities

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“FIN 46R”) requires that we consolidate any variable interest entities, or VIE, in which we are the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. We have evaluated and will continue to assess our synthetic lease arrangements and other entities that we have a relationship with that may be deemed a VIE.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

should be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except in limited circumstances. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

Supplemental Cash Flow Information

	Years ended December 31,
(in thousands)	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$(3,629)	$(3,612)	$(3,698)

Cash (paid for) refunded for income taxes	$(10,056)	$(4,876)	$(4,048)

Acquisition related activities:
Cash paid for acquisitions	$(41,427)	$(289,150)	$(11,811)
Cash acquired in acquisitions	—	7,395	261

Net cash paid for acquisitions	$(41,427)	$(281,755)	$(11,550)

Note 2: Restatement of Consolidated Financial Statements

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

We evaluated modifications in relation to the original grant terms and changes to employee status to determine if modifications had been accounted for appropriately in our consolidated statement of operations and, determined that incremental gross compensation charges of $37.4 million (before income tax effects) should be recorded related to modifications in or prior to 2001. In the past, we elected to modify the terms of stock option awards to certain employees, including officers, in a manner that provided the employee with a greater benefit than in the original award. These modifications occurred on termination of employment to allow for additional vesting and/or an extension beyond our plan’s standard exercise period three (3) months after termination. Of these charges, $30.6 million involved a separation agreement executed in 2000 between us and our former Chief Executive Officer and Chairman of the Board of Directors. Another $3.0 million involved a separation agreement in 1998 with a former vice president. These two officer modifications accounted for $33.6 million, or approximately 89% of the total modifications.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Statement of operations incremental impact for stock-based compensation expense and other adjustments (in thousands):

Year	Date Adj related to SBC	Modification and other adj related to SBC	Total pre-tax adj related to SBC	Adjustment to tax provision (benefit)	Total adj related to SBC, net of tax	Other adj, net of tax	Total adj, net of tax
1992	$24	$1,077	$1,101	$(12)	$1,089	$—	$1,089
1993	44	166	210	(17)	193	—	193
1994	196	21	217	(70)	147	—	147
1995	1,011	661	1,672	(633)	1,039	—	1,039
1996	2,348	—	2,348	(849)	1,499	—	1,499
1997	3,272	1,501	4,773	(1,756)	3,017	—	3,017
1998	7,561	3,013	10,574	(3,849)	6,725	—	6,725
1999	11,646	49	11,695	(3,881)	7,814	—	7,814
2000	22,300	30,971	53,271	(19,264)	34,007	—	34,007
2001	46,498	103	46,601	(17,535)	29,066	—	29,066
2002	9,072	(44)	9,028	(2,613)	6,415	—	6,415
2003	6,105	447	6,552	(2,148)	4,404	—	4,404

Cummulative through December 31, 2003	110,077	37,965	148,042	(52,627)	95,415	—	95,415

2004	2,949	(32)	2,917	(463)	2,454	—	2,454
2005	735	—	735	86	821	292	1,113

	$113,761	$37,933	$151,694	$(53,004)	$98,690	$292	$98,982

Abbreviations:

Stock based compensation (“SBC”)

Measurement date (“date”)—Note: measurement date revisions relate to broad-based and new hire grants

Incremental expense adjustment (“Adj”)

Income tax (“tax”)

We have also restated the pro forma fair value expense under the SFAS 123 pro forma disclosure in Note 1 “The Company and Its Significant Accounting Policies” of the Notes to Consolidated Financial Statements to reflect the impact of measurement date and modification revisions for the years ending December 31, 2005 and 2004.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Summary of Other Accounting Adjustments

As part of our restatement, we also recorded additional non-cash adjustments for previously identified adjustments that at the time were considered to be immaterial. These adjustments primarily related to the timing of revenue recognized for certain VUTEk contracts during 2005. The contract revenue and related costs of sales ($1.4 million and $0.9 million, respectively) originally recognized in 2005 were deferred at December 31, 2005 as part of the restatement resulting in an adjustment, net of taxes, of $0.3 million in our statement of operations. The contract revenue and related costs were subsequently recognized in 2006.

Revised Stock-Based Compensation Expense and Impact of Restatement

As a result of the stock-based compensation expense and other adjustments, the Company’s consolidated financial statements and related disclosures as of December 31, 2005 and for each of the two years in the period ended December 31, 2005, have been restated. The previously reported stock-based compensation expense, adjustment to stock-based compensation expense, and related income tax impact are summarized in the table below (in thousands):

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents the effect of the stock-based compensation expense adjustments, other adjustments and related income tax effect on the Company’s previously reported consolidated statements of operations:

	For the years ended December 31,
	2005			2004
(in thousands, except per share amounts)	As previously reported(2)	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenue	$468,501	$(1,384)	$467,117	$394,604	$—	$394,604
Cost of revenue (1)	179,490	(825)	178,665	138,382	109	138,491

Gross Profit	289,011	(559)	288,452	256,222	(109)	256,113

Operating expenses:
Research and development (1)	109,992	94	110,086	111,134	1,120	112,254
Sales and marketing (1)	81,942	97	82,039	74,711	339	75,050
General and administrative (1)	35,381	475	35,856	27,264	1,349	28,613
Restructuring charges	2,685	—	2,685	—	—	—
Real estate related charges	—	—	—	14,394	—	14,394
Amortization of identified intangibles	26,434	—	26,434	13,690	—	13,690
Acquired in-process research and development	45,300	—	45,300	1,000	—	1,000

Total operating expenses	301,734	666	302,400	242,193	2,808	245,001

Income (loss) from operations	(12,723)	(1,225)	(13,948)	14,029	(2,917)	11,112

Interest and other income, net:
Interest and other income (expense), net	14,489	—	14,489	12,837	—	12,837
Interest expense	(5,010)	—	(5,010)	(5,632)	—	(5,632)
Gain on sale of product line, net	—	—	—	2,994	—	2,994

Total interest and other income, net	9,479	—	9,479	10,199	—	10,199

Income (loss) before income taxes	(3,244)	(1,225)	(4,469)	24,228	(2,917)	21,311
(Provision for) benefit from income taxes	(823)	112	(711)	13,791	463	14,254

Net income (loss)	$(4,067)	$(1,113)	$(5,180)	$38,019	$(2,454)	$35,565

Earnings per share
Net income (loss) per basic common share	$(0.07)		$(0.10)	$0.71		$0.66

Net income (loss) per diluted common share (Note 1)	$(0.07)		$(0.10)	$0.64		$0.60

Shares used in basic per-share calculation	54,425		54,425	53,898		53,898

Shares used in diluted per-share calculation (Note 1)	54,425		54,425	63,996		63,979

(1) Includes stock-based compensation expense as follows:
	2005			2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cost of revenue	$54	$52	$106	$—	$109	$109
Research and development	467	94	561	—	1,120	1,120
Sales and marketing	88	97	185	—	339	339
General and administrative	1,584	492	2,076	448	1,349	1,797

(2)

In conjunction with the adoption of SFAS 123(R) in 2006, we ceased presenting stock-based compensation on a separate line in our statement of operations. Stock-based compensation as previously reported in the table above reflects the reclassification to the appropriate functional expense line consistent with current year presentation.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents the effect of the stock-based compensation expense adjustments, other adjustments and related income tax effect on the Company’s previously reported consolidated balance sheet as of December 31, 2005:

	December 31, 2005
(in thousands)	As previously reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$182,039	$—	$182,039
Short-term investments, available for sale	287,577	—	287,577
Accounts receivable, net of allowance for doubtful accounts of $4.3 million	67,926	—	67,926
Inventories	25,874	896	26,770
Other current assets	32,267	197	32,464

Total current assets	595,683	1,093	596,776
Property and equipment, net	49,600	—	49,600
Restricted investments	88,580	—	88,580
Goodwill	189,667	—	189,667
Intangible assets, net	153,722	—	153,722
Other assets	5,276	4,817	10,093

Total assets	$1,082,528	$5,910	$1,088,438

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,937	$—	$30,937
Accrued and other liabilities	64,415	—	64,415
Deferred revenue	23,620	1,384	25,004
Income taxes payable	16,327	1,016	17,343

Total current liabilities	135,299	2,400	137,699
Deferred tax liability	530	(530)	—
Long-term obligations	240,000	—	240,000

Total liabilities	375,829	1,870	377,699

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value; 150,000 shares authorized; 56,249 shares outstanding	662	—	662
Additional paid-in capital	408,532	103,419	511,951
Deferred Compensation	(5,153)	(397)	(5,550)
Treasury stock, at cost, 9,964 shares	(214,722)	—	(214,722)
Accumulated other comprehensive loss	(2,069)	—	(2,069)
Retained earnings	519,449	(98,982)	420,467

Total stockholders’ equity	706,699	4,040	710,739

Total liabilities and stockholders’ equity	$1,082,528	$5,910	$1,088,438

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents the effect of the stock-based compensation expense adjustments, other adjustments and related income tax effect on the Company’s previously reported consolidated statements of cash flows:

	For the year ended December 31,
	2005			2004
(in thousands)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$(4,067)	$(1,113)	$(5,180)	$38,019	$(2,454)	$35,565
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,610		35,610	23,524		23,524
Acquired in-process research & development	45,300		45,300	1,000		1,000
Deferred taxes	1,770	(148)	1,622	(13,442)	1,291	(12,151)
Provision for allowance for bad debts and sales-related allowances	6,890		6,890	1,288		1,288
Tax benefit from exercise of non-qualified stock options	7,149	(2,050)	5,099	5,270	(1,787)	3,483
Gain on sale of product line	—		—	50		50
Provision for inventory obsolescence	1,954		1,954	308		308
Stock-based compensation	2,193	735	2,928	448	2,917	3,365
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(11,853)		(11,853)	12,197		12,197
Inventories	(3,610)	(896)	(4,506)	2,167		2,167
Receivables from sub-contract manufacturers	(72)		(72)	(439)		(439)
Other current assets	1,315	(195)	1,120	524		524
Accounts payable and accrued liabilities	(6,230)	1,384	(4,846)	(1,421)		(1,421)
Income taxes payable	(13,466)	2,283	(11,183)	(9,816)	33	(9,783)

Net cash provided by operating activities	62,883	—	62,883	59,677	—	59,677

Cash flows from investing activities:
Purchases of short-term investments	(525,809)		(525,809)	(225,576)		(225,576)
Proceeds from sales and maturities of short-term investments	741,709		741,709	264,951		264,951
Net purchases of restricted cash, cash equivalents and short-term investments	—		—	(472)		(472)
Transfers of investments between restricted and available-for-sale	—		—	34,119		34,119
Net purchases of restricted investments	—		—	(45,500)		(45,500)
Purchases, net of proceeds from sales, of property and equipment	(5,627)		(5,627)	(2,297)		(2,297)
Businesses acquired, net of cash received	(281,755)		(281,755)	(11,550)		(11,550)
Purchases of other investments	(244)		(244)	(1,481)		(1,481)

Net cash (used for) provided by investing activities	(71,726)	—	(71,726)	12,194	—	12,194

Cash flows from financing activities:
Proceeds from issuance of common stock	34,720		34,720	26,879		26,879
Purchases of treasury stock			—	(55,645)		(55,645)

Net cash provided by (used for) financing activities	34,720	—	34,720	(28,766)	—	(28,766)

Effect of foreign exchange changes on cash and cash equivalents	(160)		(160)	54		54

Increase (decrease) in cash and cash equivalents	25,717	—	25,717	43,159	—	43,159
Cash and cash equivalents at beginning of year	156,322	—	156,322	113,163	—	113,163

Cash and cash equivalents at end of year	$182,039	$—	$182,039	$156,322	$—	$156,322

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 3: Stock-Based Compensation

Adoption of SFAS 123(R)

Effective January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all equity awards made to our employees and directors, including employee stock options, restricted stock and employee stock purchases related to all stock-based compensation plans based on estimated fair values.

We use the Black-Scholes-Merton model (“BSM”) to value stock-based compensation for all equity awards except market based awards. Market based awards are valued using a Monte Carlo valuation model. The BSM model is the same model which was previously used in preparing our pro forma disclosure required under SFAS 123.

The BSM model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to EFI’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options and awards have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of EFI’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (“SAB 107”) using an option-pricing model, the value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The following table summarizes stock-based compensation expense based on the aforementioned valuation models related to employee stock options, employee stock purchases and restricted stock under SFAS 123(R) for the year ended December 31, 2006:

(in thousands)	2006
Stock -based compensation expense by type of award:
Employee stock options	$10,727
Employee stock purchase plan	748
Restricted stock	12,271

Total stock-based compensation	23,746
Tax effect on stock-based compensation	(7,064)

Net effect on net loss	$16,682

Stock Options—As of December 31, 2006, there was $11.7 million of total unrecognized compensation cost related to share-based compensation arrangements for stock options. That cost is expected to be recognized over a weighted average period of one year.

Restricted Stock—As of December 31, 2006, there was $33.4 million of total unrecognized compensation cost related to share-based compensation arrangements for restricted stock. That cost is expected to be recognized over a weighted average period of two years.

Employee Stock Purchase Plan (“ESPP”)—The compensation cost in connection with the plan for the year ended December 31, 2006 was $0.7 million. This cost is amortized over one-half year to two years. As of December 31,

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

2006, there was $0.3 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over a period of 1.7 years.

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

The estimated per share weighted average fair value of options and ESPP shares granted and the assumptions used to determine fair value are shown below for the periods indicated:

	Stock option plans Twelve months ended December 31,
Black Scholes assumptions and fair value	2006	2005	2004
Weighted average fair value per share of options granted	$10.30	$5.83	$12.08
Expected volatility	39%	44%	53%
Risk-free interest rate	4.8%	3.9%	2.7%
Expected term (in years)	4.6	3.1	5.5

	Employee Stock Purchase Plan Twelve months ended December 31,
Black Scholes assumptions and fair value	2006	2005	2004
Weighted average fair value per share of ESPP purchases	$6.13	$6.48	$5.78
Expected volatility	28% - 38%	25% - 46%	35% - 47%
Risk-free interest rate	4.7% - 5.2%	2.8% - 4.0%	1.0% - 2.5%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

On November 9, 2006, 196,250 shares of market based restricted stock units were granted to certain employees. These restricted stock units become fully vested based on achievement of a closing per share market price of $38.00. If the market price of EFI stock does not reach $38.00 prior to November 9, 2013, these shares will become fully vested on November 9, 2013 assuming continued employment until that date. We have estimated the aggregate fair value of these awards at approximately $4.5 million which is being amortized and recorded as compensation expense over a derived service period of 3.6 years. The derived service period was calculated using a Monte Carlo Valuation model based on our assumptions which included a risk-free interest rate of 4.7%, expected volatility of a five year look-back of 39% and expected volatility of a seven year look-back of 53%.

Note 4: Acquisitions

2006 Acquisition

Jetrion LLC

On October 31, 2006 we acquired Jetrion, LLC; a Michigan limited liability company (“Jetrion”), for approximately $41.4 million in cash, subject to adjustment as set forth in the amended and restated Equity

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Purchase Agreement filed in a Current Report on Form 8-K on November 3, 2006, and incorporated herein by reference.

The purchase method of accounting has been used for this acquisition. Under this method of accounting, the purchase consideration is allocated to the tangible and identifiable assets acquired and liabilities assumed according to their respective fair values on the date of acquisition. The excess purchase consideration is recorded as goodwill. Factors that contribute to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future Jetrion technology, support personnel to provide the maintenance services related to Jetrion products and a trained sales force capable of selling current and future Jetrion products, the opportunity to cross-sell Jetrion and EFI products to existing customers and the positive reputation that Jetrion has in the market. The goodwill of $25.5 million will be fully deductible for tax purposes.

The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed (in thousands):

Cash		$—
Other tangible assets		—
In-process research and development		8,500
Acquired technology	$1,500
Customer relationships and existing contracts	1,800
Trademarks and trade names	300

		3,600
Goodwill		25,491

		37,591
Excess of assets over liabilities assumed		3,836

Total purchase price		$41,427

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives, as follows (in thousands except for remaining useful life in years):

Intangibles subject to straight-line amortization		Fair value	Remaining useful life (in years)
Existing technology		$1,500	3
Trade name		300	3
Customer relationships:
Hybrid 3025	$300		3
Hybrid 3100	500		7
Label Press 400 Series	100		8
DTP 5000 Series	300		9

Customer relationships total		1,200
Existing NRE Contracts		600	1

		$3,600

Jetrion’s operating results have been included in our operating results since October 31, 2006.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

2005 Acquisition

VUTEk, Inc.

On June 2, 2005 we acquired VUTEk, Inc. (“VUTEk”) for approximately $289.2 million, less cash received of $7.4 million for a net purchase price of $281.8 million. We acquired VUTEk to further our presence in the commercial print market, as well as to increase our recurring revenues from sales of solvent and ultraviolet cured, or UV, inks.

The preliminary allocation of the total purchase price of VUTEk’s net intangible and identifiable intangible assets was based on their estimated fair values as of June 2, 2005.

The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition. As of December 31, 2006, the total purchase price of $289.2 million has been allocated as follows (in thousands):

(in thousands)	Preliminary allocation at June 1, 2005	Allocation adjustments(1)	Allocation at December 31, 2006
Cash	$7,395		$7,395
Other tangible assets	44,142		44,142
In-process research and development	45,300		45,300
Acquired technology	64,500		64,500
Customer relationships	36,400		36,400
Trademarks and trade names	38,500		38,500
Goodwill	116,839	(3,018)	113,821

	353,076	(3,018)	350,058
Liabilities assumed	(33,398)		(33,398)
Deferred tax liability, net	(30,528)	3,018	(27,510)

Total purchase price	$289,150	$—	$289,150

(1)	Allocation adjustments resulted from the reassessment of taxes due to the filing of 2005 Federal and State tax returns

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives of four years for acquired technology, six years for customer relationships and 30 years for trademarks and trade names. Goodwill of $113.8 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Factors that contributed to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future VUTEk technology, support personnel to provide the maintenance services related to VUTEk products and a trained sales force capable of selling current and future VUTEk products, the opportunity to cross-sell VUTEk and EFI products to existing customers and the positive reputation that VUTEk has in the market.

VUTEk’s operating results have been included in our operating results since June 2, 2005.

Valuation Methodology

Intangible assets acquired consist of developed technology, patents, trademarks and trade names and customer relationships. The amount allocated to the purchased in-process research and development (“IPR&D”) was

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value. Project completion schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. IPR&D was included in operating expenses as part of other acquisition-related charges. During the fourth quarter of 2005, our original estimate of IPR&D of $38.2 million from the VUTEk acquisition as reported in the previous interim periods was adjusted to reflect $45.3 million per the final valuation report. No other adjustments have been made to our original estimates of IPR&D.

	Jetrion	VUTEk
Discount rate for IPR&D	22 – 25%	35%
Percentage of completion for in-process projects acquired	25 – 75%	10 – 40%

Unaudited Pro forma Information

The unaudited pro forma information set forth below represents our revenues, net income and earnings per share giving effect to our October 31, 2006 acquisition of Jetrion and June 2, 2005 acquisition of VUTEk as if these acquisitions were effective as of the beginning of the periods presented and includes certain pro forma adjustments, including the adjustment of amortization expense to reflect purchase price allocations, reductions of interest income to reflect net cash used for the purchase and the related income tax effects of these adjustments. This pro forma information excludes non-recurring charges including in-process research and development that are directly attributable to the acquisition. The financial results of VUTEk and Jetrion are included in our financial statements from the date of acquisition.

The pro forma information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisitions been completed as of the beginning of the periods presented and should not be taken as representative of our future consolidated results of operations or financial condition (in thousands except for per share amounts).

	For the years ended December 31,
	2006	2005 As restated(1)
Revenue	$575,618	$535,952

Net income	$(3,215)	$34,386

Net income per basic common share	$(0.06)	$0.63

Net income per diluted common share	$(0.06)	$0.58

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 5: Balance Sheet Components

Selected balance sheet components are as follows (in thousands):

	December 31,
	2006	2005 As restated(1)
Inventories, net of allowances:
Raw materials	$21,179	$12,508
Work in process	1,191	2,344
Finished goods	12,855	11,918

	$35,225	$26,770

Property and equipment, net:
Land, building and improvements	$42,734	$42,515
Equipment and purchased software	47,450	44,155
Furniture and leasehold improvements	18,756	14,570

	108,940	101,240
Less accumulated depreciation and amortization	(56,294)	(51,640)

	$52,646	$49,600

Accrued and other liabilities:
Accrued compensation and benefits	$23,580	$25,570
Warranty provision	6,655	5,644
Accrued royalty payments	4,700	5,245
Other accrued liabilities	28,019	27,956

	$62,954	$64,415

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

Note 6: Goodwill and Other Intangible Assets

	Weighted average life at 12/31/2006	December 31, 2006			December 31, 2005
(in thousands)		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Goodwill		$212,992	$—	$212,992	$189,667	$—	$189,667

Acquired technology	4.5 years	$100,616	$(55,984)	$44,632	$102,647	$(34,583)	$68,064
Patents, trademarks and trade names	24.4 years	49,506	(10,694)	$38,812	49,176	(8,385)	$40,791
Other intangible assets	5.9 years	57,946	(21,360)	$36,586	57,007	(12,140)	$44,867

Amortizable intangible assets	9.6 years	$208,068	$(88,038)	$120,030	$208,830	$(55,108)	$153,722

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Acquired technology, patents, trademarks and trade names and other intangible assets are amortized over their estimated useful lives of 3 to 30 years using the straight-line method. Aggregate amortization expense was $35.5 million, $26.4 million, $13.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For the periods:	Future amortization expense
2007	$33,656
2008	28,352
2009	15,181
2010	7,957
2011 and thereafter	34,884

As of December 31, 2006, we had goodwill of $213.0 million. No impairments have been recorded against the goodwill account since the adoption of SFAS 142 on January 1, 2002. A reconciliation of the activity in goodwill for 2005 and 2006 is presented below (in thousands).

Beginning balance, January 1, 2005 as restated(1)	$73,768
Additions	116,839	(2)
Other	(940	)(3)

Ending balance, December 31, 2005 as restated(1)	189,667
Additions	25,491	(4)
Other	(2,166	)(5)

Ending balance, December 31, 2006	$212,992

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.
(2)	The additions to goodwill consist of $116.8 million for VUTEk, Inc.
(3)	Included in “Other” are translation adjustments on the Best GmbH balance of $(0.6) million and an adjustment to taxes payable related to prior acquisitions of $(0.3) million.
(4)	The additions to goodwill consist of $25.5 million for Jetrion.
(5)	Included in “Other” are translation adjustments on the Best GmbH balance of $0.4 million and an adjustment to taxes payable related to prior acquisitions of $(3.0) million.

Note 7: Short-term Investments

Debt and marketable equity securities are classified as available-for-sale and are carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income,” net of tax. We review investments in debt and equity securities for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that the gross unrealized losses on short-term investments at December 31, 2006 are temporary in nature because each investment meets our investment policy credit quality requirements and we have the ability and the intent to hold these investments until they recover their unrealized losses, which may be until maturity.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize our available-for-sale securities (in thousands):

December 31, 2006	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government securities	114,364	145	(491)	114,018
Corporate debt securities	229,574	210	(627)	229,157

Total short-term investments	$343,938	$355	$(1,118)	$343,175

December 31, 2005
Municipal securities	$8,842	$—	$(59)	$8,783
U.S. Government securities	65,999	1	(1,189)	64,811
Corporate debt securities	217,132	13	(3,162)	213,983

Total short-term investments	$291,973	$14	$(4,410)	$287,577

The following table summarizes the contractual maturities of the available-for-sale investment securities as of December 31, 2006 (in thousands):

	Amortized cost	Fair value
Less than one year	$151,034	$150,223
Due in 1-3 years	192,904	192,952

Total short-term investments	$343,938	$343,175

The following table shows the gross unrealized losses and fair values of our investments in individual securities that have been in a continuous unrealized loss position, aggregated by investment category, at December 31, 2006 and 2005 (in thousands):

	Deemed to be temporary for:
	Less than 12 months		More than 12 months
December 31, 2006	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Governmental securities	41,856	(89)	32,712	(402)
Corporate securities	72,430	(208)	53,968	(419)

Total	$114,286	$(297)	$86,680	$(821)

December 31, 2005
Municipal securities	$2,434	$(15)	$14,138	$(147)
U.S. Government securities	6,332	(254)	54,879	(935)
Corporate securities	10,071	(138)	183,648	(2,921)

Total	$18,837	$(407)	$252,665	$(4,003)

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table shows the proceeds, gross realized gains and gross realized losses on available-for-sale securities (in thousands):

	Proceeds	Gross realized gains	Gross realized losses
For the year ended December 31:
2006	$271,624	$50	$285
2005	741,709	33	794
2004	264,951	596	525

Note 8: Convertible Debt

On June 4, 2003, we sold $240.0 million of 1.50% Convertible Senior Debentures due 2023 (“Debentures”) in a private placement, which are unsecured senior obligations, paying interest semi-annually in arrears at an annual rate of 1.50%. Beginning in the sixth year after issuance, additional interest at a rate of 0.35% per annum will be paid under certain specified conditions. The Debentures are convertible before maturity into 9.1 million shares of our common stock at a conversion price of approximately $26.42 per share of common stock, but only upon the stock trading at or above $31.70 per share for 20 consecutive trading days during the last 30 consecutive trading days of the preceding fiscal quarter, or upon the occurrence of certain other specified events. None of the events that would cause the Debentures to be convertible had occurred as of December 31, 2006.

We may redeem the Debentures at our option, on or after June 1, 2008 at a redemption price equal to par plus accrued and unpaid interest, if any. In addition, holders of the Debentures may require us to repurchase all or some of the Debentures on June 1, 2008, 2013 and 2018 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any. Any Debentures repurchased on June 1, 2008 will be paid for in cash, but any Debentures repurchased on June 1, 2013 or 2018 may be paid for in cash, our common stock, or any combination thereof.

On each of June 1, 2008, June 1, 2013 and June 1, 2018, a holder may require us to repurchase any outstanding Debentures for which the holder has properly delivered and not withdrawn a written repurchase notice, subject to certain additional conditions, at a purchase price equal to 100% of the principal amount of those Debentures plus accrued and unpaid interest, including contingent interest, if any, to, but not including, the repurchase date. Holders may submit their Debentures for repurchase to the paying agent at any time from the opening of business on the date that is 20 business days prior to the repurchase date until the close of business on the business day immediately preceding the repurchase date. We will pay the repurchase price for any Debentures submitted for repurchase by us on June 1, 2008 in cash. At our sole option, we may elect to pay the repurchase price for any Debentures submitted for repurchase by us on June 1, 2013 and June 1, 2018 in cash, in shares of our common stock or a combination of shares of our common stock and cash. In addition, a holder may require us to repurchase all or a portion of that holder’s Debentures if a fundamental change, as defined in the indenture, occurs prior to June 1, 2008 at 100% of their principal amount, plus any accrued and unpaid interest, including contingent interest, if any. In such event, we may choose to pay the repurchase price in cash, our common stock, or any combination thereof.

Due to the delayed filing of our 10-Q for the third quarter of 2006, we received a notice of a purported “compliance deficiency” from the trustee under the indenture governing the outstanding $240 million Debentures. This notice references certain requirements to file with the trustee copies of annual and quarterly reports that we were required to file with the SEC. The notice asserted that if the deficiency is not cured within 60 days, an “Event of Default” will occur under the indenture, and thereupon the trustee will seek the remedies allowed in the indenture to protect the interests of the holders of the Debentures. Based on this compliance

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

deficiency, the convertible debentures are classified as a current liability in our Consolidated Balance Sheet as of December 31, 2006.

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

As of December 31, 2006, we had approximately $510.2 million of cash and investments and therefore had adequate financial resources to pay any unpaid principal and interest due on the Debentures. Although we reserve the right to take any action we deem appropriate, and we have not conceded that any default has occurred under the indenture, we currently expect that, upon a valid acceleration (if any) of the Debentures, we would repay all outstanding amounts due thereunder. We believe that, as a result of the filing of our periodic reports on October 22, 2007, any purported default under the Debentures will be cured and is no longer continuing, and neither the trustee nor any holders of the Debentures will have any ability to accelerate the maturity of the Debentures from and after October 22, 2007. The Debentures are convertible into approximately 9.1 million shares of our common stock. We include the approximately 9.1 million shares related to the Debentures in the calculation of diluted earnings per share, except when the inclusion of these shares is anti-dilutive to earnings.

	December 31,
(in thousands)	2006	2005
1.50% convertible debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$240,000

	$240,000	$240,000

Note 9: Other Comprehensive Income

The activity in other comprehensive income and related tax effects are as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Net unrealized investment (losses)/gains:
Unrealized holding gains / (losses), net of tax (provision) benefit of ($1.2) million in 2006, $(0.5) million in 2005 and $1.8 million in 2004	$1,759	$737	$(2,694)
Reclassification adjustment for gains (losses) included in net income, net of tax (provision) benefit of ($0.2) million in 2006, $0.4 million in 2005 and $(0.1) in 2004	348	(594)	78

Net unrealized investment gains/(losses)	2,107	143	(2,616)
Translation adjustments	1,199	(1,000)	392

Other comprehensive (loss)/income	3,306	(857)	(2,224)

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The components of accumulated other comprehensive income was (in thousands):

	December 31,
	2006	2005
Net unrealized investment (losses) /gains	$(456)	$(2,563)
Translation gains/(losses)	1,693	494

Accumulated other comprehensive (loss) income	$1,237	$(2,069)

Note 10: Commitments and Contingencies

Leases

Off-Balance Sheet Financing—Synthetic Lease Arrangement

We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provide a cost effective means of providing adequate office space for our corporate offices. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger related covenants as of December 31, 2006. We are liable to the lessor for the financed amount of the buildings if we default on our covenants. We have obtained limited and conditional waivers from the lessor regarding any event of default that should occur solely as a result of an event of default on other indebtedness caused by our failure to comply with covenants relating to the filing and delivery of our periodic reports to the SEC.

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no deficiency to the guaranteed value at December 31, 2006. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2006 for a total of $88.6 million) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We also lease office facilities in various locations in the United States and overseas for periods ranging from two to five years, expiring between March 2003 and November 2009.

The following summarizes the future minimum lease payments under the non-cancelable operating leases:

Fiscal Year	(in thousands)
2007	$10,836
2008	9,145
2009	7,716
2010	6,435
2011	5,190
2012 through 2014	13,264

Total	$52,586

Lease obligation related to the principal corporate facility is estimated and is based on current market interest rates (LIBOR) and based on collateralized assumptions.

Rental expense amounted to approximately $8.1 million, $6.2 million and $4.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Changes in the warranty reserves for the years ended December 31, 2005 and 2006 were as follows (in thousands):

Balance at December 31, 2004	$1,838
Warranty obligation assumed upon acquisition of VUTEk	3,867
Provision for warranty during the year	3,605
Settlements	(3,666)

Balance at December 31, 2005	5,644
Provision for warranty during the year	6,233
Settlements	(5,222)

Balance at December 31, 2006	$6,655

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The lease agreements for our company headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. We have determined that the residual value guarantees have no material value as of December 31, 2006.

In the normal course of business and in an effort to facilitate the sales of our products, we sometimes indemnify other parties, including customers, lessors and parties to other transactions with us. Typically our indemnity provisions provide that we agree to hold the other party harmless against losses arising from a breach of representations and warranties or covenants and intellectual property infringement. Our indemnity provisions often limit the time within which an indemnification claim can be made as well as the amount of the claim which can be made. In addition, we have entered into indemnification agreements with our current and former officers and directors; our bylaws also contain similar indemnification obligations for our agents.

Legal Proceedings

As more fully discussed below, from time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, securities law, intellectual property, employment matters and other claims or litigation matters relating to various claims that arise in the normal course of our business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss on the pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. However, taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay for the cases discussed. However, our estimates could be wrong, and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.:

In May 2005, prior to EFI’s acquisition of VUTEK, Leggett & Platt, Inc. (“L&P’), and its patent holding subsidiary brought a patent infringement action against VUTEk in the United States District Court in the Eastern District of Missouri. After conducting extensive discovery, EFI moved for summary judgment that the asserted patent is invalid and not infringed. After several months of reviewing the evidence, on December 26, 2006, the Court granted EFI’s summary judgment motion and ruled that all of L&P’s asserted patent claims were invalid on multiple grounds. The Court found that each asserted patent claim was obvious and already disclosed in VUTEk’s own prior patents. In addition to those two grounds for invalidity, the Court also found L&P’s patent claims invalid because the L&P patent claims were vague and indefinite in view of the patent claim interpretations suggested by L&P. The Court also granted EFI’s motion to recover its costs from L&P. L&P filed a notice of appeal, and EFI moved to dismiss the appeal for lack of proper certification from the trial court. The Court of Appeals for the Federal Circuit in Washington, D.C. granted EFI’s motion and dismissed L&P’s first appeal. After obtaining a final certification from the trial court, L&P filed a new notice of appeal. EFI will continue to vigorously contest L&P’s second attempt at an appeal.

Bureau of Industry and Security (BIS) Export Investigation:

In January 2005, prior to EFI’s acquisition of VUTEk, the U.S. Commerce Department’s Bureau of Industry and Security (BIS) initiated an investigation of VUTEk relating to VUTEk’s alleged failure to comply with U.S.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Purported Derivative Shareholder Lawsuits:

On August 16, 2006, a purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of San Mateo captioned Parish v. Avida et al., No. CIV 457013. A substantively identical complaint was filed in the same court on September 11, 2006 captioned Fennimore v. Avida et al., No. CIV 457566. These actions were consolidated as In re Electronics For Imaging, Inc. Derivative Litigation, Master File No. 457013. The consolidated complaint filed December 18, 2006, alleged claims—derivatively and on behalf of the Company as nominal defendant—against certain of the Company’s current and former officers and/or directors and sought redress for alleged breaches of fiduciary duty by and unjust enrichment of the individual defendants. Plaintiffs claimed that, from 1994 to 2003, the defendants colluded to improperly backdate stock option grants to various officers and directors in violation of the Company’s stock option plans. Further, Plaintiffs claimed that the individual defendants colluded to improperly record and account for the allegedly backdated options in violation of Generally Accepted Accounting Principles, and to produce and disseminate statements that improperly recorded and accounted for the options and concealed the allegedly improper backdating. According to plaintiffs, the Company has suffered damage as a result of the individual defendants’ alleged misconduct, and the recipients of the options have allegedly garnered unlawful profits. On January 30, 2007 the court entered a stipulated order dismissing the consolidated action and, on February 2, 2007, plaintiffs filed a similar complaint in the United States District Court for the Northern District of California captioned Parish et al. v. Avida et al., No. C07-00698.

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

On November 27, 2006 a purported derivative shareholder complaint was filed in the United States District Court for the Northern District of California captioned Indiana State District Council of Laborers and Hod Carriers Pension Fund v. Gecht et al., No. C-06-7274(EMC). Similar to the derivative allegations asserted in the previously-filed complaints, the plaintiff alleges that, between 1997 and 2006, the individual defendants

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

improperly manipulated the grant date of certain stock option grants and made false or misleading statements regarding such grants. Plaintiff claims that the individual defendants’ alleged misconduct violated the Securities Exchange Act of 1934, as well as California and Delaware law. On March 22, 2007, the court issued an Order consolidating this action with the Parish action. On April 12, 2007 Parish and Fennimore were appointed lead plaintiffs and their attorneys lead counsel. On July 25, 2007 the Court granted plaintiffs’ unopposed motion to stay the action in deference to the litigation pending in Delaware (described below).

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

Durst Fototechnik Technology GmbH v. Electronics for Imaging, GmbH et al.:

On February 23, 2007, Durst brought a patent infringement action against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity and unenforceability based on Durst’s improper actions before the German patent office. EFI Inc. filed its Statement of Defense on August 29, 2007. EFI Inc.’s defenses include those for EFI GmbH as well as an additional defense for prior use based on EFI’s own European patent rights. Trial has been set in Mannheim for November 30, 2007. EFI will continue to defend itself vigorously.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

As permitted under Delaware law, pursuant to our bylaws, charter and indemnification agreements that we have entered into with our current and former executive officers and directors, we are required, subject to certain limited qualifications, to indemnify our executive officers and directors for certain events or occurrences while the executive officer or director is, or was serving, at our request in such capacity. The indemnification period

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

covers all pertinent events and occurrences during the executive officer’s or director’s lifetime, and our indemnification obligations generally extend to the derivative shareholder suits and Nasdaq delisting proceedings described in this filing. In this regard, we have received, and expect to receive, requests for indemnification by certain current and former executive officers and directors in connection with the review of our historical stock option granting practices and the related restatement, related government inquiries and derivative shareholder suits described herein. The maximum potential amount of future payments we may be obligated to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and may enable us to recover a portion of any future amounts paid.

Note 11: Common Stock Repurchase Programs

In August 2004, our Board of Directors authorized $100.0 million to be used to repurchase shares of our outstanding common stock. A total of 53 thousand shares were repurchased under this program in 2004 and an additional 2,263 thousand shares were purchased under a previous Board of Directors authorization of $50.0 million which was completed in 2004. No shares were repurchased in 2005 and 1,523 thousand shares were repurchased in 2006. Our buyback program is limited by the SEC regulations and by trading windows set by the Company’s policy. The $100.0 million repurchase program was intended to partially offset the exercise of common stock options by employees and the distribution of common stock through the 2000 Employee Stock Purchase Plan. Approximately $65.1 million remains under the program to purchase shares at December 31, 2006. In connection with our investigation of our historical stock option grant practices, we suspended our buyback program in August 2006.

None of the shares of common stock we have repurchased have been cancelled.

Note 12: Restructuring Charges / Disposition of Product Line

In June 2006 we sold our inventory and intangible assets related to the Mobile Workforce Automation (MWA) product line for $10.0 million and we recognized a gain of $7.0 million. Other elements of this product line are still reported under continued operations.

We incurred restructuring costs of $2.7 million during the first quarter of 2005. These costs related to employee severance related to a reduction in workforce in all of our operating categories and at all of our principal locations. As of December 31, 2005, we had charged approximately $2.7 million against the restructuring accrual for employee severance costs for approximately 65 employees. As of December 31, 2006, we had fully charged against the restructuring accrual the severance payments for these employees.

Note 13: Income Taxes

The components of income from operations before income taxes are as follows (in thousands):

	For the years ended December 31,
	2006	2005 As restated(1)	2004 As restated(1)
U.S.	$90,939	$(32,270)	$5,163
Foreign	(49,408)	27,801	16,148

Total	$41,531	$(4,469)	$21,311

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The provision (benefit) for income taxes is summarized as follows (in thousands):

	For the years ended December 31,
	2006	2005 As restated(1)	2004 As restated(1)
Current:
U.S. Federal	$16,662	$(1,593)	$(8,204)
State	283	(718)	(1,450)
Foreign	2,103	1,400	1,224

Total current	19,048	(911)	(8,430)

Deferred:
U.S. Federal	19,237	2,984	(5,436)
State	3,592	(1,320)	235
Foreign	(163)	(42)	(623)

Total deferred	22,666	1,622	(5,824)

Total provision (benefit) for income taxes	$41,714	$711	$(14,254)

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2006	2005 As restated(1)
Inventory reserves	$4,684	$5,140
Other reserves and accruals	11,723	13,698
Accrued compensation and benefits	3,099	3,877
Net operating loss carry forwards	17,704	38,556
Tax credit carry forwards	24,555	31,310
Deferred revenue	1,688	2,090
Stock-based compensation	15,645	9,434
Other	3,714	3,716

Gross deferred tax assets	82,812	107,821

Depreciation	(3,337)	(1,591)
Amortization of Intangibles	(34,000)	(48,190)
Convertible debt	(25,254)	(17,421)
State taxes	(4,912)	(4,468)

Gross deferred tax liabilities	(67,503)	(71,670)

Deferred tax valuation allowance	(5,860)	(4,556)

Total deferred tax assets, net	$9,449	$31,595

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Reconciliation between the income tax provision computed at the federal statutory rate and the actual tax provision is as follows (in thousands):

	For the years ended December 31,
	2006		2005 As restated(1)		2004 As restated(1)
Tax expense at federal statutory rate	$14,536	35.0%	$(1,563)	35.0%	$7,459	35.0%
State income taxes, net of federal benefit	2,446	5.9	(1,350)	30.2	(1,043)	(4.9)
Research and development credits	(2,555)	(6.2)	(2,554)	57.2	(2,427)	(11.4)
Foreign tax rate differential	26,197	63.2	(6,803)	152.3	(495)	(2.3)
In-process technology and amortization of goodwill	—	—	15,855	(354.9)	350	1.6
Change in accounting for foreign earnings	—	—	2,998	(67.1)	(11,078)	(52.0)
Reduction in accrual for estimated potential tax assessments	(395)	(1.0)	(6,239)	139.6	(7,857)	(36.9)
Extra-territorial income exclusion	(998)	(2.4)	(311)	7.0	(134)	(0.6)
Non-deductible travel & entertainment	348	0.8	286	(6.4)	226	1.1
Non-deductible stock compensation charge	1,214	2.9	100	(2.2)	478	2.2
Valuation allowance changes affecting provision for income taxes	1,129	2.7	333	(7.5)	81	0.4
Other	(208)	(0.5)	(41)	0.9	186	0.9

	$41,714	100.4%	$711	(15.9)%	$(14,254)	(66.9)%

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

We have $46.3 million ($38.0 million for state tax purposes) and $9.4 million ($16.4 million for state tax purposes) of loss and credit carry-forwards at December 31, 2006 for US federal tax purposes. These losses and credits will expire between 2007 and 2021. A significant portion of these net operating loss and credit carry-forwards relate to recent acquisitions and utilization of these loss and credit carry-forwards will be subject to an annual limitation under the U.S. Internal Revenue Code (IRC). We also have a valuation allowance related to foreign tax credits resulting from the 2003 acquisition of Best and compensation limitations potentially limited by IRC 162(m). If these foreign tax credits are ultimately utilized, the resulting benefit would reduce goodwill rather than tax expense. If the compensation deductions are ultimately utilized, the resulting benefit would reduce tax expense.

In 2005, the Internal Revenue Service (IRS) started an examination of our income tax returns for the years 2002, 2003, and 2004. We are also subject to ongoing audits by state and foreign tax authorities. We believe that adequate accruals for potential assessments have been made for all years.

In the second quarter of 2005, pursuant to the American Jobs Creation Act of 2004, we made the decision to repatriate earnings which had previously been permanently invested outside the United States. In the fourth quarter of 2005, we repatriated $70.0 million of earnings to the US. The total tax charge associated with this repatriation was $3.5 million, of which $0.5 million represents state income taxes, net of federal benefit. In addition, we reduced our tax contingency reserve in 2006 and 2005 by $0.4 million and $6.2 million respectively as a result of the filing of our prior year’s federal, state, and foreign tax returns and the closing of the statute of limitations in certain tax jurisdictions.

During the third quarter of 2004, we reached a settlement with the IRS for the federal income tax returns filed for the years 1999 through 2001. As a result of the settlement, the third quarter’s tax benefit in 2004 was increased

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

by the reassessment of taxes resulting in a favorable adjustment of $18.9 million. This favorable adjustment was related to the profitability of foreign operations in 1999 through 2003 and foreign sales corporation and research and development credit benefits.

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

Note 14: Employee Benefit Plans

As of December 31, 2006, we have 11 stock-based compensation plans of which 10 are stock incentive plans and one is an employee stock purchase plan.

1990 Stock plan

In June 1990, the Company adopted the 1990 Stock Option Plan (the “1990 Plan”), which, as amended, provided for the issuance of incentive and nonqualified stock options to our employees, directors and non-employees. The Company reserved 13.2 million shares of common stock for issuance under the 1990 Plan. The terms of the 1990 Plan required that incentive stock options be granted with an exercise price of no less than the fair market value on the date of the grant. The original terms of the 1990 Plan provided that the exercise price of nonqualified stock options could not be less than 85% of the fair market value on the date of the grant. On May 4, 1995, the 1990 Plan was amended to provide that the Company would not grant options at less than 100% of the fair market value of the Company’s common stock on the date of the grant. Generally, the options vested over a four year period. The 1990 Plan allows the Company to buy out an option grant for a payment in cash or shares, an option previously granted based on terms and conditions as established by the Company at the time such offer is made. The 1990 Plan provides for accelerated vesting if there is a change in control (as defined in the 1990 Plan).

The 1990 Plan by its terms expired in June 2000. The Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options would be granted, the number of shares, the vesting period and the exercise price (which generally cannot be less than 100% of the fair market value at the date of grant for incentive stock options). The options are exercisable at times and increments as specified by the Board of Directors, and expire not more than 10 years from date of grant. All options available under the 1990 Plan have been issued. Any shares (plus any shares that might in the future be returned to the 1990 Plan as a result of cancellations) that remained available for future grants under the 1990 Plan have been cancelled. No further awards will be made under this plan, but it will continue to govern awards previously granted under the plan. As of December 31, 2006, 2005 and 2004, there were approximately 1.8 million, 2.2 million and 2.7 million shares, respectively, outstanding under the 1990 Plan.

1999 Stock plan

In March 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”), which, as amended, provides for the issuance of the following types of incentive awards: (i) incentive stock options, (ii) nonstatutory stock

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

options, (iii) stock appreciation rights, (iv) stock bonuses and (v) rights to acquire restricted stock. The 1999 Plan authorized 10.6 million shares of common stock for issuance. The terms of the plan provides that an option price may not be less than 100% of fair market value and the purchase price under restricted stock purchase agreement may not be less than 50% of fair market value on the date of the grant. The Board of Directors may award stock bonuses in consideration of past services without a purchase payment. The stock issued pursuant to stock bonuses and restricted stock awards in the aggregate can not exceed 2.5% of the aggregate shares reserved for issuance. The plan also provides that all Stock Awards that expire or otherwise terminate, in whole or in part, without having been exercised in full (or vested in the case of Restricted Stock), the stock not acquired under such Stock Award reverts to the Plan and become available again for issuance under the Plan. The Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period, the expiration date and the exercise price. The 1999 Plan provides for accelerated vesting if there is a change in control (as defined in the 1999 Plan).

The options and restricted stock awards generally vest from two to four years and expire from seven to ten years from the date of the grant. The 1999 Plan expires in March 2009. As of December 31, 2006, 2005 and 2004, there were 3.7 million, 5.3 million and 6.4 million shares respectively, outstanding under the 1999 Plan. As of December 31, 2006, 2005 and 2004, there were 0.5 million, 0.3 million and 0.5 million shares, respectively, available for grant under the 1999 Plan.

As a result of the Company’s failure to timely file all required periodic reports under the Exchange Act of 1934, registration statements for securities issuable under the plans were unavailable.

2004 Stock Plan

In June 2004, the Company adopted the 2004 Stock Plan (the “2004 Plan”), which provides for the issuance of the following types of incentive awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) stock bonuses and stock units and (iv) rights to acquire restricted stock and restricted stock units.

Under the 2004 Plan, 8.4 million shares of common stock were authorized for issuance. This amount includes 0.1 million shares that were consolidated from the acquired Splash Plan, T/R Plan and Printcafe Plans on June 7, 2006. The terms of the plan provides that an option price shall not be less than 100% of fair market value on the date of the grant. The Board of Directors may grant a stock bonus or stock unit award under the 2004 Plan in lieu of all or a portion of any cash bonus that a participant would have otherwise received for the related performance period. The vesting period for restricted stock must be at least (a) one (1) year in the case of a restricted stock award subject to a vesting schedule based upon the achievement of specified performance goals by the participant or (b) three (3) years in the case of a restricted stock award absent such performance-based vesting. Under this plan, restricted stock and restricted stock unit awards may be granted that do not comply with the preceding minimum vesting requirement as long as the aggregate number of shares of common stock issued with respect to such non-conforming awards granted under this plan does not exceed 10% of the reserve. If any stock award shall for any reason expire or otherwise terminate, in whole or in part, without having been exercised in full (or vested in the case of restricted stock and restricted stock units), the stock not acquired under such stock award shall revert to and again become available for issuance under the 2004 Plan. The 2004 Plan provides for accelerated vesting if there is a change in control (as defined in the 2004 Plan).

The Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period, the expiration date and the exercise price. The options and restricted stock awards generally vest over a 42 to 48 month period and expire from seven to ten years from the date of the grant. As of December 31, 2006, 2005 and 2004, there were 3.9 million,

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

2.1 million, and 0.1 million shares, respectively, outstanding under the 2004 Plan. As of December 31, 2006, 2005 and 2004, there were 3.3 million, 6.0 million and 8.3 million shares, respectively, available for grant under the 2004 Plan.

As a result of the Company’s failure to timely file all required periodic reports under the Exchange Act of 1934, registration statements for securities issuable under the plans were unavailable.

2000 Employee Stock Purchase Plan

In May 2000, our Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “ESPP”), which became effective on August 1, 2000 and reserved 400 shares of common stock for issuance under the ESPP. The ESPP, as amended, has an automatic share increase feature pursuant to which the shares reserved under the ESPP will automatically increase on the first trading day in January of each year, beginning with calendar year 2006 and continuing through calendar year 2012. The amount of increase is equal to three quarters of one percent (0.75%) of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year but in no event shall any such increase exceed 2.5 million shares annually. Under the ESPP 2.0 million shares of the Company’s stock have been reserved for issuance.

The ESPP is qualified under Section 423 of the Internal Revenue Code. Eligible employees may contribute from one percent to ten percent of their base compensation not to exceed ten percent of the employee’s earnings. Employees are not able to purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the beginning of the offering period under the ESPP. The purchase price shall be the lesser of 85% of the fair market value of the stock, either on the offering date or on the purchase date. The offering period shall not exceed 27 months beginning with the offering date. The ESPP provided for offerings of 4 consecutive, overlapping 6-month offering periods, with a new offering period commencing on the first trading day on or after February 1 and August 1 of each year.

The ESPP was suspended effective November 9, 2006 due to the stock options investigation. For all participants that did not withdraw from the plan, contributions made through that date were being held to be applied towards the first purchase date subsequent to the reinstatement of the plan. We returned all amounts for participants with an offering period that exceeded 22 months from the beginning of the offering date. It is the Company’s intention to reinstate this plan as soon as practicable after we are current on our filings with the Securities and Exchange Commission. In 2006, 2005 and 2004, 0.4 million shares were issued each year under the ESPP at an average purchase price of $14.75, $14.39 and $13.68, respectively. At December 31, 2006, 2005 and 2004, there were 0.1 million, 0.5 million and 0.9 million shares, respectively, available for issuance under the ESPP.

Acquired Stock Plans

In connection with the acquiring various companies, we also assumed their stock incentive plans as listed below. On June 7, 2006, 0.1 million shares that were available for grant under the Splash Plan, the T/R Plan and the Printcafe Plans were consolidated under the 2004 Plan. Any shares of Common Stock subject to stock option or other award grants under these Plans that subsequently expire, are cancelled, are forfeited or otherwise terminate will be available for award grant purposes under the 2004 Plan.

Management Graphics, Inc. 1985 Nonqualified Stock Option Plan

The Management Graphics, Inc. Plan terminated in December 2000. No further awards will be made under this plan, but it will continue to govern awards previously granted under the plan. As of December 31, 2006, 2 thousand shares were outstanding.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Splash Technology Holdings, Inc. 1996 Stock Option Plan

Splash Technology Holdings, Inc. was acquired by us in 2000 and we assumed its 1996 Stock Option Plan (the “Splash Plan”). At December 31, 2006, the Splash Plan continues to govern 184 thousand awards previously granted under the plan.

T/R Systems, Inc. 1999 Stock Option Plan

T/R Systems, Inc. was acquired by us in 2003 and we assumed its 1999 Stock Option Plan (the “T/R Plan”). As of December 31, 2006, 91 thousand shares were outstanding.

Printcafe Stock Option Plans

Printcafe was acquired by us in 2003 and we assumed its four stock plans, namely the Printcafe 2000 Stock Incentive Plan, Printcafe 2002 Key Executive Stock Incentive Plan, Printcafe 2002 Employee Stock Incentive Plan and the Prograph 1999 Stock Option Plan. As of December 31, 2006, 82 thousand shares were outstanding.

The following table summarizes option activity under our stock plans (in thousands, except average exercise price and contractual term):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2003	11,487	$24.21
Option granted	344	$24.09
Option exercised	(1,384)	$15.85
Option forfeited or expired	(700)	$32.33

Options outstanding at December 31, 2004	9,747	$24.81

Option granted	3,140	$17.32
Option exercised	(1,709)	$17.36
Option forfeited or expired	(1,061)	$26.20

Options outstanding at December 31, 2005	10,117	$23.60

Option granted	965	$25.61
Option exercised	(1,994)	$18.00
Option forfeited or expired	(707)	$26.52

Options outstanding at December 31, 2006	8,381	$24.90	3.9	$46,202

Options vested and expected to vest at December 31, 2006	7,980	$25.06	3.9	$44,194

Options exercisable at December 31, 2006	6,004	$26.51	3.5	$32,302

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006 (only shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual term (years)	Weighted average exercise price	Shares	Weighted average exercise price
$10.61 to $16.06	450	3.3	$13.42	449	$13.41
$16.10 to $16.17	988	4.7	16.17	421	16.17
$16.20 to $17.15	1,199	5.1	16.94	797	17.01
$17.17 to $18.93	471	5.2	18.19	282	17.92
$18.96 to $19.45	1,166	3.5	19.44	1,075	19.45
$19.49 to $22.31	939	4.0	21.63	753	21.77
$22.38 to $26.59	912	4.4	24.93	459	25.14
$26.63 to $27.74	545	5.6	27.02	94	27.38
$27.77 to $33.81	938	2.3	33.55	901	33.77
$34.50 and over	773	1.6	59.32	773	59.32

	8,381	3.9	$24.90	6,004	$26.51

The total intrinsic value of options exercised was $16.6 million, $12.0 million and $14.4 million for the years ended December 31, 2006, 2005 (restated) and 2004 (restated), respectively.

Restricted Stock Grants

A summary of the status of the entity’s non-vested shares of restricted stock and stock units as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Year ended December 31, 2006
	Restricted stock awards			Restricted stock units
	Shares (in thousands)	Weighted average grant date fair value	Weighted average contractual term (years)	Shares (in thousands)	Weighted average grant date fair value	Weighted average contractual term (years)
Nonvested at beginning of year	383	$17.84		—	$—
Awards granted	476	$27.41		1,372	$22.13
Awards vested	(142)	$18.11		—	$—
Awards forfeited	(6)	$17.68		(55)	$23.58

Nonvested at end of year	711	$24.20	1.6	1,317	$22.07	2.2

The total intrinsic value of restricted stock released or vested was $3.9 million, $0.7 million and $0.0 million for the years ended December 31, 2006, 2005 (restated) and 2004 (restated), respectively.

Employee 401(k) Plan

We sponsor a 401(k) Savings Plan (the “401(k) Plan”) to provide retirement and incidental benefits for our employees. Employees may contribute from 1% to 40% of their annual compensation to the 401(k) Plan, limited

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

to a maximum annual amount as set periodically by the Internal Revenue Service (“IRS”). We currently match 50% of the employee contributions, up to a maximum of the first 4% of the employee’s compensation contributed to the plan, subject to IRS limitations. Our match is annually determined by the Board of Directors. All matching contributions vest over four years starting with the hire date of the individual employee. Our matching contributions to the 401(k) Plan totaled $1.8 million in 2006, $1.6 million in 2005, and $1.7 million in 2004. The employees and our contributions are cash contributions invested in mutual funds managed by an independent fund manager, or in self-directed retirement plans. The fund manager or the employee may invest in our common stock at their discretion.

Note 15: Information Concerning Business Segments and Major Customers

Information about Products and Services

We operate in a single industry segment, technology for high-quality printing in short production runs. In accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” our operating decision-makers have been identified as our executive officers, who review the operating results to make decisions about allocating resources and assessing performance for the entire Company. We do not have separate operating segments for which discrete financial statements are prepared. Our management makes operating decisions and assesses performance primarily based on the marketplace acceptance of our products, which is typically measured by revenues.

The following is a breakdown of revenues by product category for the years ended December 31, 2006, 2005 and 2004:

	For the years ended December 31,
(in thousands)	2006	2005 As restated(1)	2004 As restated(1)
Controllers	$306,688	$310,213	$326,120
Inkjet Products	180,203	85,530	—
Advanced Professional Printing Software	77,720	71,374	68,484

Total Revenue	$564,611	$467,117	$394,604

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following is a breakdown of revenues by sales origin for the years ended December 31, 2006, 2005 and 2004, respectively:

	For the years ended December 31,
(in thousands)	2006	2005 As restated(1)	2004 As restated(1)
Americas	$303,931	$258,543	$217,069
Europe	175,037	139,165	105,168
Japan	63,248	47,125	56,799
Other international locations	22,395	22,284	15,568

Total	$564,611	$467,117	$394,604

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

The following table presents our long-lived assets located outside the Americas, all of which are in Europe, as of December 31, 2006 and 2005:

	December 31,
(in thousands)	2006	2005
Goodwill	$6,849	$6,235
Intangible Assets, net	2,723	3,253

	$9,572	$9,488

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

Information about Major Customers

For the past three years we have had two major customers, Canon and Xerox, each with total revenues greater than 10%. These customers, in order of magnitude, accounted for approximately 19% and 15% of revenue in 2006, approximately 22% and 11% of revenue in 2005 and approximately 22% and 21% of revenue in 2004. A third customer, Konica Minolta accounted for approximately 11% and 17% of revenue in 2005 and 2004, respectively. One customer, Xerox, had an accounts receivable balance greater than 10% of our total accounts receivable balance, accounting for 15% and 25% of our total accounts receivable balance as of December 31, 2006 and 2005, respectively.

SUPPLEMENTARY DATA

Unaudited Quarterly Consolidated Financial Information

The following table presents our operating results for each of the eight quarters in the two-year period ended December 31, 2006. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report. The operating results for the quarters ending March 31, 2006 and June 30, 2006 and all quarters of 2005 have been restated. See Note 2 “Restatement of Consolidated Financial Statements” of Notes to our Consolidated Financial Statements for a discussion of the nature of the restatement. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing in this Annual Report. These operating results are not necessary indicative of the results for any future period (in thousands, except per share amounts and reduction in force number).

	2006
	Q1(2)(3)	Q2(3)	Q3	Q4
	As restated	As restated
Revenue(2)	$135,649	$137,338	$138,212	$153,412
Gross profit	81,607	82,528	82,176	88,859
(Loss) income from operations	11,308	5,554	4,905	(6,206)
Net (loss) income	12,392	11,660	(27,728)	3,493
Net (loss) income for dilution calculation(1)	13,142	12,410	(27,728)	3,493
Net (loss) income per basic common share	$0.22	$0.20	$(0.49)	$0.06
Net (loss) income per diluted common share(1)	$0.19	$0.18	$(0.49)	$0.06
In-process research and development charges	$—	$—	$—	$8,500

	2005 As restated
	Q1	Q2(2)	Q3(2)	Q4(2)
Revenue(2)	$82,003	$98,262	$141,878	$144,974
Gross profit	53,204	61,324	86,630	87,294
(Loss) income from operations	(3,493)	(36,430)	15,320	10,655
Net (loss) income	(777)	(33,775)	18,263	11,109
Net (loss) income for dilution calculation(1)	(777)	(33,775)	19,013	11,859
Net (loss) income per basic common share	$(0.01)	$(0.62)	$0.34	$0.20
Net (loss) income per diluted common share(1)	$(0.01)	$(0.62)	$0.29	$0.18
In-process research and development charges	$—	$38,200	$—	$7,100
Reduction in workforce	2,685	—	—	—

(1)

The quarterly information for Q1 and Q2 of 2006 and Q3 and Q4 of 2005 reflect the dilutive effect of the 9,084 thousand shares of common stock related to the 1.50% senior convertible debentures. Net income for dilution was calculated by adding back the after-tax effect of interest and other debt-related expense for each period. In Q3 and Q4 of 2006 and Q1 and Q2 of 2005, the calculation using the shares related to the debentures was anti-dilutive, and were excluded from the calculation.

(2)

As part of our restatement, we recorded adjustments previously considered to be immaterial related to the timing of revenue recognized for certain VUTEk contracts. Revenue of $0.8 million, $0.2 million , and $0.4 million and related costs of sales of $0.4 million, $0.2 million, and $0.3 million for quarters 2,3, and 4 of 2005, respectively, were deferred at December 31, 2005 and recognized in the first quarter of 2006.

(3)

As part of the restatement, we recorded accounting adjustments related to the implementation of SFAS No. 123(R), “Share-Based Payment (Revised 2004)”, of $0.3 million and $0.4 million for Q1 and Q2 of 2006, respectively.

The following tables present our unaudited financial position on an “as reported” and “as restated” basis at the end of each of the first three quarters of 2005 and at the end of each of the first two quarters of 2006. The financial position at the end of the fourth quarter of 2005, December 31, 2005, is presented in these tables as well as in the Consolidated Balance Sheets in the Consolidated Financial Statements. These tables also present our operating results for each of the four quarters of 2005 and the first two quarters of 2006 on an “as reported” and “as restated” basis. The information for each of these quarters is unaudited but has been prepared on the same basis as the Consolidated Statement of Operations in the Consolidated Financial Statements appearing elsewhere in this Annual Report.

Consolidated Balance Sheets (Unaudited)

	March 31, 2005			June 30, 2005
(in thousands)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$216,696	$—	$216,696	$87,998	$—	$87,998
Short-term investments, available for sale	440,098	—	440,098	303,002	—	303,002
Accounts receivable, net	42,310	—	42,310	64,323	—	64,323
Inventories	5,952	—	5,952	29,006	377	29,383
Other current assets	23,134	—	23,134	31,807	160	31,967

Total current assets	728,190	—	728,190	516,136	537	516,673
Property and equipment, net	44,227	—	44,227	51,208	—	51,208
Restricted investments	88,580	—	88,580	88,580	—	88,580
Goodwill	73,866	—	73,866	180,575	—	180,575
Intangible assets, net	37,696	—	37,696	160,318	—	160,318
Other assets	41,539	7,308	48,847	11,037	6,759	17,796

Total assets	$1,014,098	$7,308	$1,021,406	$1,007,854	$7,296	$1,015,150

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,658	$—	$20,658	$34,252	$—	$34,252
Accrued and other liabilities	59,062	—	59,062	70,783	775	71,558
Income taxes payable	24,261	989	25,250	22,302	998	23,300

Total current liabilities	103,981	989	104,970	127,337	1,773	129,110
Long-term obligations	240,000	—	240,000	240,000	—	240,000

Total liabilities	343,981	989	344,970	367,337	1,773	369,110

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value; 150,000 shares authorized	640	—	640	645	—	645
Additional paid-in capital	364,288	104,802	469,090	372,230	104,452	476,682
Deferred compensation	(937)	(495)	(1,432)	(5,661)	(443)	(6,104)
Treasury stock, at cost	(214,722)	—	(214,722)	(214,722)	—	(214,722)
Accumulated other comprehensive loss	(2,010)	—	(2,010)	(1,554)	—	(1,554)
Retained earnings	522,858	(97,988)	424,870	489,579	(98,486)	391,093

Total stockholders’ equity	670,117	6,319	676,436	640,517	5,523	646,040

Total liabilities and stockholders’ equity	$1,014,098	$7,308	$1,021,406	$1,007,854	$7,296	$1,015,150

Consolidated Statements of Operations (Unaudited)

	2005
	For the quarter ended March 31,			For the quarter ended June 30,
(in thousands, except per share amounts)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenue(2)	$82,003	$—	$82,003	$99,036	$(774)	$98,262
Cost of revenue(1)	28,794	5	28,799	37,291	(353)	36,938

Gross Profit	53,209	(5)	53,204	61,745	(421)	61,324

Operating expenses:
Research and development(1)	26,379	67	26,446	27,044	144	27,188
Sales and marketing(1)	16,838	20	16,858	18,327	43	18,370
General and administrative(1)	7,493	39	7,532	8,177	533	8,710
Stock-based compensation expense	—	—	—	594	(594)	—
Restructuring charges	2,685	—	2,685	—	—	—
Amortization of identified intangibles	3,176	—	3,176	5,286	—	5,286
Acquired in-process research and development	—	—	—	38,200	—	38,200

Total operating expenses	56,571	126	56,697	97,628	126	97,754

Loss from operations	(3,362)	(131)	(3,493)	(35,883)	(547)	(36,430)

Interest and other income, net:
Interest and other income (expense), net	3,774	—	3,774	3,206	—	3,206
Interest expense	(1,255)	—	(1,255)	(1,253)	—	(1,253)

Total interest and other income, net	2,519	—	2,519	1,953	—	1,953

Loss before income taxes	(843)	(131)	(974)	(33,930)	(547)	(34,477)
(Provision for) benefit from income taxes	185	12	197	653	49	702

Net loss	$(658)	$(119)	$(777)	$(33,277)	$(498)	$(33,775)

Earnings per share
Net loss per basic common share	$(0.01)		$(0.01)	$(0.61)		$(0.62)

Net loss per diluted common share	$(0.01)		$(0.01)	$(0.61)		$(0.62)

Shares used in basic per-share calculation	53,945		53,945	54,143		54,143

Shares used in diluted per-share calculation	53,945		53,945	54,143		54,143

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$—	$5	$5	$18	$6	$24
Research and development	—	67	67	133	11	144
Sales and marketing	—	20	20	29	14	43
General and administrative	211	39	250	415	118	533
(2)

As part of our restatement, we also recorded previously identified adjustments that were considered to be immaterial, including ones related to the timing of revenue originally recognized as deferred revenue at December 31, 2005 for certain VUTEk contracts during the first quarter of 2006.

Consolidated Balance Sheets (Unaudited)

	September 30, 2005			December 31, 2005
(in thousands)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$135,788	$—	$135,788	$182,039	$—	$182,039
Short-term investments, available for sale	286,338	—	286,338	287,577	—	287,577
Accounts receivable, net	75,675	—	75,675	67,926	—	67,926
Inventories	27,026	564	27,590	25,874	896	26,770
Other current assets	32,552	175	32,727	32,267	197	32,464

Total current assets	557,379	739	558,118	595,683	1,093	596,776
Property and equipment, net	50,467	—	50,467	49,600	—	49,600
Restricted investments	88,580	—	88,580	88,580	—	88,580
Goodwill	192,542	—	192,542	189,667	—	189,667
Intangible assets, net	150,011	—	150,011	153,722	—	153,722
Other assets	5,692	403	6,095	5,276	4,817	10,093

Total assets	$1,044,671	$1,142	$1,045,813	$1,082,528	$5,910	$1,088,438

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,619	$—	$37,619	$30,937	$—	$30,937
Accrued and other liabilities	74,980	998	75,978	88,035	1,384	89,419
Income taxes payable	16,700	1,007	17,707	16,327	1,016	17,343

Total current liabilities	129,299	2,005	131,304	135,299	2,400	137,699
Deferred tax liability	5,773	(5,773)	—	530	(530)	—
Long-term obligations	240,000	—	240,000	240,000	—	240,000

Total liabilities	375,072	(3,768)	371,304	375,829	1,870	377,699

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value; 150,000 shares authorized	651	—	651	662	—	662
Additional paid-in capital	383,472	103,938	487,410	408,532	103,419	511,951
Deferred compensation	(5,870)	(307)	(6,177)	(5,153)	(397)	(5,550)
Treasury stock, at cost	(214,722)	—	(214,722)	(214,722)	—	(214,722)
Accumulated other comprehensive loss	(2,009)	—	(2,009)	(2,069)	—	(2,069)
Retained earnings	508,077	(98,721)	409,356	519,449	(98,982)	420,467

Total stockholders’ equity	669,599	4,910	674,509	706,699	4,040	710,739

Total liabilities and stockholders’ equity	$1,044,671	$1,142	$1,045,813	$1,082,528	$5,910	$1,088,438

Consolidated Statements of Operations (Unaudited)

	2005
	For the quarter ended September 30,			For the quarter ended December 31,
(in thousands, except per share amounts)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenue(2)	$142,102	$(224)	$141,878	$145,360	$(386)	$144,974
Cost of revenue(1)	55,414	(166)	55,248	57,991	(311)	57,680

Gross Profit	86,688	(58)	86,630	87,369	(75)	87,294

Operating expenses:
Research and development(1)	27,461	176	27,637	29,108	(293)	28,815
Sales and marketing(1)	23,911	64	23,975	22,866	(30)	22,836
General and administrative(1)	9,305	628	9,933	10,406	(725)	9,681
Stock-based compensation expense	667	(667)	—	(1,261)	1,261	—
Amortization of identified intangibles	9,765	—	9,765	8,207	—	8,207
Acquired in-process research and development	—	—	—	7,100	—	7,100

Total operating expenses	71,109	201	71,310	76,426	213	76,639

Income from operations	15,579	(259)	15,320	10,943	(288)	10,655

Interest and other income, net:
Interest and other income (expense), net	3,497	—	3,497	4,012	—	4,012
Interest expense	(1,250)	—	(1,250)	(1,252)	—	(1,252)

Total interest and other income, net	2,247	—	2,247	2,760	—	2,760

Income before income taxes	17,826	(259)	17,567	13,703	(288)	13,415
(Provision for) benefit from income taxes	672	24	696	(2,333)	27	(2,306)

Net income	$18,498	$(235)	$18,263	$11,370	$(261)	$11,109

Earnings per share
Net income per basic common share	$0.34		$0.34	$0.21		$0.20

Net income per diluted common share	$0.30		$0.29	$0.18		$0.18

Shares used in basic per-share calculation	54,416		54,416	54,416		55,134

Shares used in diluted per-share calculation	64,698		64,641	64,698		65,912

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$18	$21	$39	$18	$21	$39
Research and development	173	3	176	162	12	174
Sales and marketing	29	35	64	29	29	58
General and administrative	482	164	646	477	172	649
(2)

As part of our restatement, we also recorded previously identified adjustments that were considered to be immaterial, including ones related to the timing of revenue originally recognized as deferred revenue at December 31, 2005 for certain VUTEk contracts during the first quarter of 2006.

Consolidated Balance Sheets (Unaudited)

	March 31, 2006			June 30, 2006
(in thousands)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$219,159	$—	$219,159	$241,659	$—	$241,659
Short-term investments, available for sale	272,305	—	272,305	255,807	—	255,807
Accounts receivable, net	78,795	—	78,795	92,932	—	92,932
Inventories	25,382	—	25,382	26,576	—	26,576
Other current assets	34,632	—	34,632	33,161	—	33,161

Total current assets	630,273	—	630,273	650,135	—	650,135
Property and equipment, net	49,917	—	49,917	51,898	—	51,898
Restricted investments	88,580	—	88,580	88,580	—	88,580
Goodwill	189,980	—	189,980	190,234	—	190,234
Intangible assets, net	144,715	—	144,715	133,846	—	133,846
Other assets	4,911	—	4,911	4,689	—	4,689

Total assets	$1,108,376	$—	$1,108,376	$1,119,382	$—	$1,119,382

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,018	$—	$31,018	$37,180	$—	$37,180
Accrued and other liabilities	80,935	—	80,935	79,160	—	79,160
Income taxes payable	5,838	1,202	7,040	4,705	1,386	6,091

Total current liabilities	117,791	1,202	118,993	121,045	1,386	122,431
Deferred tax liability	7,897	(4,999)	2,898	12,663	(4,876)	7,787
Long-term obligations	240,000	—	240,000	240,000	—	240,000

Total liabilities	365,688	(3,797)	361,891	373,708	(3,490)	370,218

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value; 150,000 shares authorized	679	—	679	682	—	682
Additional paid-in capital	450,802	85,551	536,353	460,882	86,915	547,797
Deferred compensation(1)	(17,092)	17,092	—	(15,516)	15,516	—
Treasury stock, at cost	(221,845)	—	(221,845)	(243,594)	—	(243,594)
Accumulated other comprehensive loss	(1,560)	—	(1,560)	(240)	—	(240)
Retained earnings	531,704	(98,846)	432,858	543,460	(98,941)	444,519

Total stockholders’ equity	742,688	3,797	746,485	745,674	3,490	749,164

Total liabilities and stockholders’ equity	$1,108,376	$—	$1,108,376	$1,119,382	$—	$1,119,382

(1)

In 2006, the transfer of the deferred compensation account to additional paid-in capital scheduled for January 1, 2006 on the adoption of SFAS No. 123(R), “Share-Based Payment (Revised 2004)”, did not occur until Q3 2006. The transactions were recognized in the appropriate period as part of the restatement.

Consolidated Statements of Operations (Unaudited)

	2006
	For the quarter ended March 31,			For the quarter ended June 30,
(in thousands, except per share amounts)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenue(2)	$134,265	$1,384	$135,649	$137,338	$—	$137,338
Cost of revenue(1)	53,124	918	54,042	54,818	(8)	54,810

Gross Profit	81,141	466	81,607	82,520	8	82,528

Operating expenses:
Research and development(1)	31,560	(118)	31,442	30,331	135	30,466
Sales and marketing(1)	23,110	23	23,133	25,641	(23)	25,618
General and administrative(1)	6,274	386	6,660	11,882	18	11,900
Amortization of identified intangibles	9,064	—	9,064	8,990	—	8,990
Acquired in-process research and development	—	—	—	—	—	—

Total operating expenses	70,008	291	70,299	76,844	130	76,974

Income from operations	11,133	175	11,308	5,676	(122)	5,554

Interest and other income, net:
Interest and other income (expense), net	4,905	—	4,905	5,243	—	5,243
Interest expense	(1,251)	—	(1,251)	(1,252)	—	(1,252)
Gain on sale of product line, net	—	—	—	6,995	—	6,995
Total interest and other income, net	3,654	—	3,654	10,986	—	10,986

Income before income taxes	14,787	175	14,962	16,662	(122)	16,540

(Provision for) benefit from income taxes	(2,531)	(39)	(2,570)	(4,907)	27	(4,880)

Net income	$12,256	$136	$12,392	$11,755	$(95)	$11,660

Earnings per share
Net income per basic common share	$0.22		$0.22	$0.21		$0.20

Net income per diluted common share	$0.19		$0.19	$0.18		$0.18

Shares used in basic per-share calculation	56,293		56,293	56,996		56,996

Shares used in diluted per-share calculation	67,628		67,693	67,753		67,807

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$293	$22	$315	$365	$(8)	$357
Research and development	1,641	(118)	1,523	1,702	135	1,837
Sales and marketing	559	23	582	721	(23)	698
General and administrative	1,390	386	1,776	2,797	18	2,815
(2)

As part of our restatement, we also recorded previously identified adjustments that were considered to be immaterial, including ones related to the timing of revenue originally recognized as deferred revenue at December 31, 2005 for certain VUTEk contracts during the first quarter of 2006.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

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

We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2006. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Management’s Consideration of the Restatement

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2006 management considered, among other things, the control deficiencies related to accounting for stock-based compensation and our control environment, which resulted in the need to restate our previously issued financial statements. Management has concluded these control deficiencies did not constitute a material weakness as of December 31, 2006 because management determined that as of that date there were effective controls designed and in place to prevent or detect a material misstatement.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Directors

As of the date of this Annual Report, our Board of Directors consists of eight (8) members, with nine (9) positions presently authorized by the Company’s bylaws.

On June 25, 2007 the Company amended its bylaws to among other actions, separate the roles of the Chief Executive Officer and Chairman of the Board of Directors. The Chairman of the Board of Directors shall be chosen among the non-employee members of the Board of Directors. The Chairman of the Board of Directors shall preside at all meetings of the stockholders and the Board of Directors at which he or she is present. Gill Cogan, a current member of the Board of Directors, was appointed interim Chairman of the Board of Directors on June 28, 2007.

The following table sets forth certain information as of the date of this Annual Report regarding the members of our Board of Directors. The term of office for each Director will continue until the next Annual Meeting of Stockholders or until his successor has been elected and qualified, or until such director’s earlier death, resignation or removal.

Name of nominee and principal occupation	Age	Director since:
Gill Cogan(1)	55	1992
Founding Partner, Opus Capital Ventures LLC
Jean-Louis Gassée(2)	63	1990
General Partner, Allegis Capital
Guy Gecht(4)(5)	42	2000
Chief Executive Officer of the Company
James S. Greene(2)(3)	53	2000
Vice President, Cisco Systems
Dan Maydan (1)(2)(3)	71	1996
Member, Board of Trustees, Palo Alto Medical Foundation
Christopher B. Paisley(3)	55	2004
Executive Professor, Santa Clara University
Fred Rosenzweig(5)	51	2000
President of the Company
Thomas I. Unterberg	76	1990
Chairman, C.E. Unterberg Towbin

(1)	Member of the Compensation Committee
(2)	Member of the Nominating and Corporate Governance Committee
(3)	Member of the Audit Committee
(4)	Member of the Non-Officer Stock Option Committee
(5)	Member of the Employee Stock Purchase Plan Committee

Mr. Cogan is a founding Partner of Opus Capital Ventures LLC, a venture capital firm established in 2005. Previously, he was the Managing Partner of Lightspeed Venture Partners, a venture capital firm from 2000 to 2005. From 1991 until 2000, Mr. Cogan was Managing General Partner of Weiss, Peck & Greer Venture Partners, L.P., a venture capital firm. From 1986 to 1990, Mr. Cogan was a partner of Adler & Company, a venture capital group handling technology-related investments. From 1983 to 1985, he was Chairman and Chief Executive Officer of Formtek, an imaging and data management computer company, whose products were based upon technology developed at Carnegie-Mellon University. Mr. Cogan is currently a director of several privately held companies. Mr. Cogan holds an MBA from the University of California at Los Angeles.

Mr. Gassée is currently General Partner at Allegis Capital, a venture investments firm. From May 1979 to October 2002, Mr. Gassée served as a director and, in addition, from January 2002 as Chief Executive Officer of Computer Access Technology Corp., a communication protocol expert company. From 1990 to January 2002, Mr. Gassée was the Chief Executive Officer of Be, Inc., a personal computer technology company. Mr. Gassée served as the President of Apple Products, a division of Apple Computer, Inc. (“Apple”), a manufacturer of personal computers and related software, from August 1988 to February 1990. From June 1987 to August 1988, Mr. Gassée served as Senior Vice President of research and development of Apple, and from June 1985 to June 1987, he served as Vice President of product development. He was also the founding General Manager for Apple Computer France, SARL. Before joining Apple, Mr. Gassée was President and General Manager of the French subsidiary of Exxon Business Systems. In addition, Mr. Gassée has held several management positions with Data General Corporation, including General Manager for France, Area Manager for Latin countries and Marketing Manager for Europe. He also spent six years with Hewlett-Packard Company, where he served in several positions, including Sales Manager of Europe.

Mr. Gecht was appointed Chief Executive Officer of the Company as of January 1, 2000. From July 1999 to January 2000, he served as President of the Company. From January 1999 to July 1999, he was Vice President and General Manager of Controllers Products. From October 1995 through January 1999, he served as Director of Software Engineering. Prior to joining the Company, Mr. Gecht was Director of Engineering at Interro Systems, a technology company, from 1993 to 1995. From 1991 to 1993, he served as Software Manager of ASP Computer Products, a networking company and from 1990 to 1991 he served as Manager of Networking Systems for Apple Israel, a technology company. From 1985 to 1990, he served as an officer in the Israeli Defense Forces, managing an engineering development team, and later was an acting manager of one of the IDF high-tech departments. Mr. Gecht holds a B.S. in Computer Science and Mathematics from Ben Gurion University in Israel.

Mr. Greene is currently a Vice President of Cisco Systems, a communication and information technology company, where he is responsible for the Global Financial Services business. From January 2004 until February 2005, Mr. Greene was the President and General Manager for the Global Financial Services business of TeleTech Holdings, Inc., a customer management services company. From September 2001 until February 2004, Mr. Greene was a Senior Vice President with Cap Gemini Ernst & Young, a consulting firm, where he served clients in the global financial services industries. Prior to that, he was Chief Executive Officer and President of Abilizer Solutions Inc., a global Enterprise Information Portal software business. Prior to Abilizer, Mr. Greene was a Senior Partner with Accenture, a consulting firm. Mr. Greene joined Accenture in 1979 and left in 2000 as the Managing Partner of their Western Region. Mr. Greene received his B.A. in Economics from the University of California at Davis and his M.B.A. from Santa Clara University.

Dr. Maydan was President of Applied Materials Inc., a semiconductor manufacturing equipment company, from January 1994 to April 2003 and a member of that company’s Board of Directors from June 1992 to October 2005. From March 1990 to January 1994, Dr. Maydan served as Applied Materials’ Executive Vice President, with responsibility for all product lines and new product development. Before joining Applied Materials in September 1980, Dr. Maydan spent thirteen years managing new technology development at Bell Laboratories during which time he pioneered laser recording of data on thin-metal films and made significant advances in photolithography and vapor deposition technology for semiconductor manufacturing. In 1998, Dr. Maydan was elected to the National Academy of Engineering. He serves on the Board of Directors of Infinera, a digital optical communications company, and the Board of Directors as well as the Compensation Committee of LaserCard Corporation, a secure ID solutions company, and the Board of Directors of a privately held company. Dr. Maydan is a member of the Board of Trustees of the Palo Alto Medical Foundation (P.A.M.F.) Dr. Maydan received his B.S. and M.S. degrees in electrical engineering from Technion, the Israel Institute of Technology, and his Ph.D. in Physics from Edinburgh University in Scotland.

Mr. Paisley has been the Dean’s Executive Professor of Accounting and Finance in the Leavey School of Business at Santa Clara University since January 2001. From September 1985 until May 2000, Mr. Paisley was the Senior Vice President of Finance and Chief Financial Officer of 3Com Corporation, a networking solutions company. Mr. Paisley is also a director of Volterra Semiconductor Corporation, a semiconductor company, Equinix, Inc., a network-neutral data center and interconnection services company and 3Par Data Systems, Inc., a utility storage company. Mr. Paisley received a B.A. in Economics from the University of California, Santa Barbara and an M.B.A. from the University of California, Los Angeles. Mr. Paisley serves as the Chairman of our Audit Committee.

Mr. Rosenzweig was appointed President of the Company as of January 1, 2000. From July 1999 to January 2004 he served as Chief Operating Officer. From August 1998 to July 1999, Mr. Rosenzweig served as Executive Vice President. From January 1995 to August 1998, Mr. Rosenzweig served as Vice President, Manufacturing and Support. From May 1993 to January 1995, Mr. Rosenzweig served as Director of Manufacturing. From July 1992 to May 1993, he was a plant general manager at Tandem Computers Corporation, a computer company. From October 1989 to July 1992, Mr. Rosenzweig served as a systems and peripheral test manager at Tandem Computers Corporation. Mr. Rosenzweig serves on the Board of Directors of a privately held company. Mr. Rosenzweig holds a B.S. in Metallurgical Engineering from The Pennsylvania State University and an M.B.A. from the University of California at Berkeley.

Mr. Unterberg is the co-founder and has served as a Chairman of C.E. Unterberg Towbin, an investment banking firm, since June 1989. He was a Managing Director of Shearson Lehman Hutton Inc. from January 1987 to January 1989. Prior to that, he was Chairman of the Board of Directors, Chief Executive Officer and Senior Managing Director of L.F. Rothschild, Unterberg, Towbin Holdings, Inc. and was associated with such firm or its predecessors from 1956. Mr. Unterberg is also a director of Rumson Fair Haven Bank. Mr. Unterberg is a graduate of Princeton University and received an M.B.A. from the Wharton School, University of Pennsylvania.

Executive Officers

The following table sets forth certain information regarding the Company’s executive officers as of September 28, 2007.

Name	Age	Position
Guy Gecht	42	Chief Executive Officer
Fred Rosenzweig	51	President
John Ritchie	42	Chief Financial Officer

Mr. Gecht was appointed Chief Executive Officer of the Company as of January 1, 2000. From July 1999 to January 2000, he served as President of the Company. From January 1999 to July 1999, he was appointed Vice President and General Manager of Controllers Products of the Company. From October 1995 through January 1999, he served as Director of Software Engineering. Prior to joining the Company, Mr. Gecht was Director of Engineering at Interro Systems, a technology company, from 1993 to 1995. From 1991 to 1993, he served as Software Manager of ASP Computer Products, a networking company and from 1990 to 1991 he served as Manager of Networking Systems for Apple Israel, a technology company. From 1985 to 1990, he served as an officer in the Israeli Defense Forces, managing an engineering development team, and later was an acting manager of one of the IDF high-tech departments. Mr. Gecht holds a B.S. in Computer Science and Mathematics from Ben Gurion University in Israel.

Mr. Rosenzweig was appointed President of the Company as of January 1, 2000. From July 1999 until January 2004, he served as Chief Operating Officer of the Company. From August 1998 to July 1999, Mr. Rosenzweig served as Executive Vice President of the Company. From January 1995 to August 1998, Mr. Rosenzweig served as Vice President, Manufacturing and Support of the Company. From May 1993 to January 1995, Mr. Rosenzweig served as Director of Manufacturing of the Company. Prior to joining the Company, from July 1992 to May 1993, he was a plant general manager at Tandem Computers Corporation. From October 1989 to July 1992, Mr. Rosenzweig served as a systems and peripheral test manager at Tandem Computers Corporation. Mr. Rosenzweig holds a B.S. in Metallurgical Engineering from The Pennsylvania State University and an M.B.A. from the University of California at Berkeley.

Mr. Ritchie was appointed Chief Financial Officer on April 1, 2006. From January 2001 to April 1, 2006, Mr. Ritchie served as the Company’s Vice President of Finance. From March 1996 to January 2001, Mr. Ritchie served in a variety of capacities at Splash Technology Holdings, Inc., most recently as Chief Financial Officer. Prior to Splash, Mr. Ritchie held various accounting and finance positions at Western Waste Industries, Inc., Oce Bruning, Inc. and Mariani Packing Company. Mr. Ritchie holds a B.A. in Business Administration from San Jose State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of security ownership and changes in such ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during the period from January 1, 2006 to December 31, 2006, all Section 16(a) filing requirements were timely met, except that Joe Cutts had one delinquent filing on Form 4 which was filed on April 3, 2006 for a transaction that occurred on March 29, 2006.

Code of Ethics

We have adopted codes of ethics that apply to our principal executive officer, principal financial officer and other senior accounting officers. Our Code of Ethics for the Management Team and Code of Ethics for the Accounting and Finance Team are located on our website at www.efi.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of these codes of ethics by posting such information on our website at www.efi.com.

COMMITTEES OF THE BOARD OF DIRECTORS

Meetings of Board of Directors and Committees

The Board of Directors of the Company held a total of five (5) meetings during 2006 and undertook some actions by unanimous written consent in 2006. The Board of Directors has established, among others, the following Committees to assist the Board of Directors in discharging its duties: (i) an Audit Committee, (ii) a Compensation Committee and (iii) a Nominating and Governance Committee. Current copies of the charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee as well as the Board of Director Guidelines can be found on the Company’s website at www.efi.com. Each director attended 75% or more of the aggregate meetings of the Board of Directors and of the committees thereof, if any, upon which such director served during 2006.

Audit Committee and Financial Expert

The Audit Committee consists of Directors Paisley, Greene and Maydan. The Audit Committee conducted seven (7) meetings during 2006 and undertook some actions by unanimous written consent in 2006. The Audit Committee approves the engagement of and the services to be performed by the Company’s independent auditors and reviews the Company’s accounting principles and its system of internal accounting controls. The Board of Directors has determined that all members of the Audit Committee are “independent” as that term is defined in Rule 4200 of the listing standards of The NASDAQ Global Select Market and also meet the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. In addition, our Board of Directors has determined that Christopher Paisley is an “audit committee financial expert” as defined by the Securities and Exchange Commission.

The Audit Committee oversees the Company’s Ethics Program, which presently includes, among other things, the Company’s Code of Business Conduct and Ethics, the Company’s Code of Ethics for the Management Team, the Company’s Code of Ethics for the Accounting and Finance Team, the Company’s Code of Ethics for the Sales Team (collectively, the “Codes”), an Internal Audit Committee responsible for receiving and investigating complaints, a 24-hour global toll-free hotline and an internal website whereby employees can anonymously submit complaints via email. The Company’s Codes can be found on the Company’s website at www.efi.com.

Compensation Committee

The Compensation Committee consists of Directors Cogan and Maydan. Director Gassée was a member of the Compensation Committee from its formation in August 1992 through July 2007. The Compensation Committee conducted one (1) meeting during 2006 and undertook some actions by unanimous written consent in 2006. The Board has determined that all members of the Compensation Committee are “independent” as that term is defined in Rule 4200 of the listing standards of The Nasdaq Global Select Market. The Compensation Committee reviews and approves the Company’s executive compensation policy and administers the Company’s Stock Plans.

Nominating and Governance Committee

The Nominating and Governance Committee consists of Directors Maydan, Greene and Gassée. The Board established the Nominating and Governance Committee in March 2003 and it undertook its actions by unanimous written consent during 2006. The Board has determined that all members of the Nominating and Governance Committee are “independent” as that term is defined in Rule 4200 of the listing standards of The Nasdaq Global Select Market. The Nominating and Governance Committee develops and recommends governance principles and recommends director nominees.

Item 11: Executive Compensation

Compensation Discussion and Analysis

Compensation Objectives and Philosophy

The Company’s compensation objectives and philosophy provide the guiding principles for decisions made by the Compensation Committee of the Board of Directors (the “Committee”) for compensation to be paid to our named executive officers, which, during the 2006 fiscal year, included the Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer of the Company. Please refer to the compensation tables below for the individuals serving in these capacities during 2006. The Committee believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, and linked to specific, measurable results intended to create value for stockholders. In establishing compensation programs for the named executive officers for the 2006 fiscal year, the Committee considered the following principles and objectives:

•	Attract and retain individuals of superior ability and managerial talent;

•	Ensure compensation is closely aligned with the Company’s corporate strategies, business and financial objectives and the long-term interests of the Company’s stockholders;

•	Create incentives to achieve key strategic and financial performance goals of the Company by linking executive incentive award opportunities to the achievement of these goals; and

•	Ensure that the total compensation is fair, reasonable and competitive.

The Compensation Committee of the Board of Directors

The Committee, serving under a charter adopted by the Board of Directors, is composed entirely of outside directors who have never served as officers of the Company. Under the charter, the Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. This includes base salaries, incentive awards, stock option grants, employment agreements, severance arrangements, change in control provisions, as well as any other benefits or compensation arrangements for the named executive officers. In certain circumstances, the Committee may solicit input from the full Board of Directors before making final decisions relating to executive compensation.

As of the date of this report, the Committee consisted of Messrs. Cogan and Maydan. During the fiscal year 2006, Messrs. Cogan and Gassée served as members of the Committee. On July 22, 2007, the Committee was reconstituted by the Board, with the appointment of Messrs. Cogan and Maydan.

Role of Management in Assisting Compensation Decisions

Members of the executive management team of the Company, such as the named executive officers and the Vice President of Human Resources (hereafter referred to as Executive Management), may assist and support the Committee in determining compensation for the named executive officers. Members of Executive Management may provide recommendations and information to the Committee to consider, analyze and review in connection with any compensation proposal for the named executive officers. Members of Executive Management do not have any final decision-making authority in regards to named executive officer compensation. The Committee reviews any recommendations and information provided by Executive Management, and approves the final executive compensation package for the named executive officers. During the fiscal year 2006, members of Executive Management provided the Committee with recommendations and proposals relating to each element of executive compensation described below. These recommendations and proposals were based on competitive factors, individual compensation histories, prior equity awards, and anticipated and projected operating results of the Company for the fiscal year 2006.

Use of Independent Third Party Consultants

The Committee may use consultants to assist in the evaluation of compensation for the named executive officers. The Committee has the sole authority to retain and terminate any compensation consultant engaged to perform these services. The Committee also has authority to obtain advice and assistance from internal or external legal, accounting, or other advisers.

During 2006, the Company used a compensation report from Radford Surveys + Consulting dated October 2005. The Radford Survey provided Executive Management with compensation data and practices of many other companies over a very wide range of industries. Members of Executive Management used the Radford Survey to assess general executive compensation information, and to assist in formulating recommendations and proposals to be presented to the Committee with respect to executive compensation levels in 2006. The Committee used this information as provided by Executive Management, among many other considerations, as mentioned below, while reviewing, evaluating and determining executive compensation during 2006.

The Company recently contracted with Mercer Human Resource Consulting, an independent compensation consulting firm, during the 2007 fiscal year for assistance in providing the Committee with recommendations and information that the Committee may deem useful or relevant for determining compensation for the named executive officers for fiscal years 2007 and 2008.

Benchmarking

The Company did not utilize a peer group for purposes of benchmarking executive compensation for the fiscal year 2006. However, the Company has used third-party executive compensation surveys that report on the compensation practices of other companies for purposes of benchmarking compensation for the named executive officers in previous fiscal years. For example, during the fiscal years 2002, 2003 and 2004, the Company and the Committee during these periods used an executive compensation report from Frederick W. Cook, an independent compensation consultant. Due to the unique nature of the business, operations, products and markets of the Company, there has been significant difficulty in finding comparable companies for purposes of benchmarking executive compensation. As such, the Company attempts to provide executive compensation programs that are generally competitive with comparable companies based on overall compensation information available from third party reports and surveys, rather than using specific or uniform benchmarks with established peer groups for each compensation element.

The Company anticipates that the current Committee will utilize benchmarking, or peer group analyses, in the future for purposes of evaluating, reviewing and determining compensation for the named executive officers. The Company is currently evaluating future executive compensation programs, which may include aspects of benchmarking, with the assistance of Mercer Human Resource Consulting, as mentioned above.

Executive Compensation Elements

For the fiscal year 2006, the principal elements or components of compensation for the named executive officers were: (1) base salary, (2) performance-based incentive compensation, (3) long-term equity compensation and (4) other benefits and perquisites.

For each element of executive compensation, including base salary, bonuses, and equity awards, the Committee during 2006 considered a number of factors, such as the executive’s employment experience, performance of the executive during the period, performance of the Company during the period, achievement of Company performance targets set by the Board, demonstrated leadership, potential to enhance long-term stockholder value, information relating to marketplace competitiveness, current compensation levels, compensation history and prior equity awards. Since there are no static or fixed policies regarding the amount and allocation for each component or element of executive compensation, the determination and composition of total compensation is up to the discretion of the Committee and is decided on a year by year basis.

The measurement or assessment of performance of the individual executive, and his or her demonstrated leadership and potential to enhance long-term stockholder value during 2006 was qualitative in nature, and was determined by the judgment and discretion of the Committee. During 2006, the measurement or assessment of the Company’s performance and the achievement of Company performance targets were primarily quantitative with respect to the elements of incentive based compensation, and are addressed in greater detail below. The factors relating to current compensation levels, compensation history and prior equity awards for each of the executive officers were primarily used to assist in evaluating the appropriate levels of compensation for each element of compensation for the 2006 fiscal year, and any potential increase or decrease from the prior year levels.

The disparity in the levels of compensation for each element of compensation between the named executive officers reflects consideration of the executive’s roles and responsibilities, the executive’s tenure with the Company, as well as the other factors mentioned above. The Committee evaluates these factors in establishing compensation for each named executive officer, individually.

The Committee considers the value of the entire compensation package when establishing the appropriate levels of compensation for each element. As such, amounts paid under one element of compensation may affect the amounts paid under another element of compensation. For example, the Company may reserve a significant portion of executive compensation for performance-based incentive programs, while allocating a comparatively lesser amount for fixed compensation elements. As noted above, however, the Company does not apply a formulaic approach to the allocation of specific elements within the total compensation package available to the named executive officers. The Committee exercises its judgment and discretion when approving the amount and allocation of each element of the total compensation package.

Base Salary

The Company provides the named executive officers with a base salary, which is comprised of a fixed amount of annual cash compensation. Base salary is a principal and common component of compensation for all employees of the Company. In setting base salaries for the named executive officers, the Committee considers a number of factors, including the executive’s prior salary history, current compensation levels, individual performance, and marketplace competitiveness for executive officers.

The Committee considers changes to base salaries for the named executive officers on an annual basis. There are no formulaic increases, and there have been no increases to base salaries for the named executive officers since fiscal year 2004. During the fiscal year 2006, the Company appointed a new Chief Financial Officer, and determined the amount of his base salary at that time.

Performance-Based Incentive Compensation

The Company believes that a significant portion of executive compensation should be directly related to the Company’s overall financial performance, stock price performance and other relevant financial factors that affect stockholder value. Accordingly, the Company sets goals designed to link executive compensation to the Company’s overall performance and reserves the largest potential compensation awards for performance-based and incentive-based programs, which include both cash and equity awards.

Performance Targets

The current executive incentive plan allows executive officers to receive bonus compensation in the event certain specified corporate performance measures are achieved. The total potential bonus for each of the named executive officers is calculated as a percentage of each individual’s base salary. The performance measures for determining bonuses are tied directly to the Company’s annual revenue and net income, and are approved by the Board of Directors based on projections and information provided by Executive Management. During the first quarter of 2006, Executive Management presented a financial plan to the Board, which included estimates and projections of the Company’s financial performance, including targets for annual revenue and net income for the 2006 fiscal year. The Board approved this financial plan, which served as the basis for the performance targets used by the Committee during 2006 for certain elements of executive compensation, as described below.

The executive incentive plan takes into account both “minimum thresholds” and “target levels” for potential bonus awards tied to the Company’s performance. In determining the bonus compensation awarded to each executive officer, the incentive plan sets a threshold level of both revenue and net income that must be attained before any incentives are awarded. The annual revenue and net income factors are weighted equally for purposes of determining bonus calculations.

The Committee also sets target bonus levels tied to the Company’s performance beyond the minimum thresholds to determine the actual amount of performance based awards for each executive officer. If the Company does not satisfy the predetermined minimum thresholds, the executive officers are not eligible to receive any bonus compensation. For example, during the fiscal years 2004 and 2005, no bonuses were paid to the named executive officers. In the event minimum threshold performance levels are exceeded, but applicable target levels are not achieved, the executive officers will earn proportional awards linked to the Company’s performance. The proportional awards for the cash portion of bonus compensation are subject to formulaic accelerators and decelerators, so that overachievement and underachievement of the target levels have a multiplier affect. For example, if the applicable target levels are exceeded, the executive officers may earn bonuses that exceed their target cash bonuses by a factor of the percentage exceeding the target levels. On the other hand, if the applicable target levels are not met, the actual cash bonuses are lower than the target bonus by a factor of the percentage difference between the target level and the actual levels of revenue and net income.

During the first quarter of 2006, the Committee approved the 2006 executive incentive plan, and determined the total potential bonus compensation for each of the named executive officers. The total revenue and net income target levels approved by the Board of Directors for fiscal year 2006 were designed so that they could only be attained upon strong performance by the Company as a whole and each of our executive officers individually. Absent strong Company and individual performance, the Committee does not believe the 2006 fiscal year revenue and net income threshold performance levels were attainable, in which case no annual bonuses would have been payable. Upon completion of the fiscal year, the Committee assessed the performance of the Company for each corporate financial objective by comparing the actual fiscal year results to the pre-determined target levels for each objective. During the first quarter of 2007, the Committee determined that the total revenue and net income targets established by the Board of Directors were achieved.

Incentive amounts to be paid under the performance-based programs may be adjusted by the Committee to account for unusual events such as extraordinary transactions, asset dispositions and purchases, and mergers and acquisitions if, and to the extent, the Committee does not consider the effect of such events indicative of Company performance. Payments under the executive incentive plan are contingent upon continued employment, and are at the discretion of the Committee.

Annual Performance-Based Cash Compensation

The total target bonus for the 2006 fiscal year for the Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer were 100%, 90%, 70% and 40% of his annual base salary, respectively. The actual bonus may be less or greater than the target bonus depending on the level of achievement compared to the pre-determined target levels as described above. The Committee believes that the payment of this portion of the annual incentive bonus provides incentives necessary to retain executive officers and reward them for short-term Company performance.

For fiscal 2006, the executive incentive program consisted of both a cash component and a restricted stock component. The executive officers were given the option to elect to receive up to 50% of the targeted bonus in shares of restricted stock of the Company in lieu of cash.

The actual cash awards in 2006 reflect a combination of the target awards and the Company’s performance during the year. Awards of cash bonuses made to the named executive officers in the first fiscal quarter of 2007 for performance in fiscal year 2006 are reflected in column (d) of the Summary Compensation Table on page 134.

Annual Performance-Based Equity Compensation

The annual incentive bonus program is comprised of a cash component and an equity component, consisting of an election of restricted stock with short-term vesting. To encourage stock ownership and align the executive’s interests with stockholders, the executive officers may elect to receive up to fifty percent (50%) of their bonus in the form of restricted stock. In the event an executive officer elects to receive restricted stock in lieu of a cash bonus payment, the value of the restricted stock the executive officer receives is increased by an additional ten percent (10%) of the cash bonus value in order to offset the potential for forfeiture of the restricted stock in the event the officer terminates employment prior to vesting. The restricted stock portion of the bonus was subject to a right of forfeiture, which lapsed since the Company achieved the minimum thresholds for performance during the 2006 fiscal year. However, if the target performance levels were not met during the 2006 fiscal year, the restricted stock would have been subject to forfeiture.

For the fiscal year 2006, the Chief Executive Officer, President and Chief Operating Officer elected to receive 50% of their target bonus in the form of restricted common stock, and the Chief Financial Officer elected to receive 35% of his target bonus in the form of restricted common stock. The Committee believes that the payment of this portion of the annual incentive bonus in restricted stock provides incentives necessary to retain executive officers and reward them for short-term Company performance.

Individual awards under this component were made under the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) and were paid in restricted stock that vested on March 15, 2007.

Awards made to the named executive officers on March 15, 2007 for performance in 2006 is reflected in column (e) of the Summary Compensation Table on page 134.

Long-Term Performance-Based Equity Incentive Program

As indicated by its performance-based approach to compensation, the Company believes that equity ownership in the Company is critical to closely align the interests of executive officers with those of our stockholders, and thereby promote incentives to achieve sustained, long-term revenue growth and profitability. To meet these objectives, the Company’s named executive officers are eligible to receive additional grants of performance-based equity compensation upon achieving the same performance criteria described above.

These equity awards are subject to a right of repurchase by the Company, which lapses if the Company meets pre-determined, threshold performance levels and specific performance target levels each tied to total revenue and net income, as determined by the Board each year, as mentioned above. If the Company does not achieve the financial targets specified by the Board, then the restrictions on vesting will remain in place until the threshold financial targets or plans have been met. To the extent vesting has been deferred because the Company had not yet met the financial targets for such fiscal year, upon the achievement of such financial targets, the shares will vest as if the Company had achieved the threshold financial targets as of the 2006 fiscal year. Notwithstanding the foregoing vesting schedule, the repurchase rights will terminate on March 15, 2013.

Individual awards under this component were made under the 2004 Plan and the repurchase right will lapse over a four-year service vesting period in equal installments assuming the financial targets are met, and the restricted stock entitles the holder to receive dividends in an amount per restricted share, both vested and non-vested, equal to the dividends per share paid on the Company’s common stock. A portion of the restricted common stock vested on March 15, 2007, and the remaining portion is subject to forfeiture in the event employment is not continued and the financial targets are not met.

In addition to restricted stock awards, during the 2006 fiscal year, the Chief Executive Officer, President and Chief Operating Officer each received stock option grants, of which 25% vested after the first year, with the remaining portion of the stock option vesting at a rate of 2.5% monthly. Stock options require the officers to exercise, or pay the Company the exercise price in order to acquire the stock. As such, the Company believes that the stock option awards create an incentive for management to achieve key strategic and financial performance goals of the Company, thereby increasing the Company’s stock price, and furthering the interests of the Company’s stockholders. As noted above, the Company does not apply a formulaic approach to determine the amount and allocation of stock option grants as compared to other elements of compensation.

Please see the Grants of Plan-Based Awards Table on page 138 for restricted stock awards and stock options granted to the named executive officers during 2006.

Discretionary Long-Term Equity Incentive Awards

The Company’s executive officers may receive an annual award of stock options or restricted stock grants, at the discretion of the Committee. Guidelines for the number of stock options and restricted stock awards granted to each executive officer are determined and approved by the Committee, based upon several factors, including the executive officer’s salary grade, individual’s performance, the Company’s performance and the value of the stock option at the time of grant. As a result, additional grants other than the annual award may be made in the event there are significant changes in the performance of the Company or the individual executive during the evaluation period. The Committee considers the same factors as described throughout this discussion when evaluating these long-term discretionary equity awards.

With the exception of the performance-based equity awards granted to the named executive officers described above, which have a four-year vesting schedule, stock options granted under the various stock plans generally have a three and a half year vesting schedule in order to provide an incentive for continued employment and generally expire seven years from the date of the grant. This provides a reasonable time frame in which to align the executive officer with the price appreciation of the Company’s stock, while managing the potential dilution to stockholders more effectively, as compared to a more typical ten-year option term. The Company intends to set the exercise price of options granted under the Company’s stock plans equal to 100% of the fair market value of the underlying stock on the date of grant.

Deferred Compensation

The named executive officers may not defer any component of any annual incentive bonus earned at this time.

Defined Contribution Plans

The Company maintains a Section 401(k) Savings/Retirement Plan (the “401(k) Plan”) for the benefit of eligible employees of the Company and any designated affiliate. The 401(k) Plan permits eligible employees of the Company and any designated affiliate to defer up to 60% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. The Company currently makes matching contributions to the 401(k) Plan in an amount equal to fifty cents for each dollar of participant contributions, up to a maximum of four percent of the participant’s annual salary and subject to certain other limits. The amount contributed by the Company vests at a rate of 25% per year. All employees of the Company, including the named executive officers, are eligible to participate in the 401(k) Plan.

Defined Benefit Plans

The Company does not have any defined benefit plans.

Severance Arrangements

Each named executive officer has entered into a three (3) year employment agreement with the Company, subject to automatic one-year renewals if not terminated by either party, which provide for severance benefits under certain events, such as a termination without cause or the executive leaves for good reason. The employment agreements are designed to promote stability and continuity of senior management.

In addition, the Company recognizes that the possibility of a change of control may exist from time to time, and that this possibility, and the uncertainty and questions it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its stockholders. Accordingly, the Board has determined that appropriate steps should be taken to encourage the continued attention and dedication of members of the Company’s management to their assigned duties without the distraction that may arise from the possibility of a change of control. As a result, the employment agreements include provisions relating to the payment of severance benefits under certain circumstances in the event of a change of control. In order for severance benefits to be triggered, a change of control must take place and an executive must be involuntarily terminated without cause or the executive must leave for good reason within 24 months after a change of control. During 2006, the Committee approved the employment agreements, which contain the severance benefits described below. The Committee considered information provided by Executive Management, and used its discretion when approving each element and amount of the potential severance benefits payable to the named executive officers.

Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Potential Payments Upon a Termination or a Change of Control” and “Employment Agreements” below on pages 135-137.

Other Elements of Compensation and Perquisites

Our named executive officers have the opportunity to participate in a number of benefits programs that are generally available to all regular U.S. employees. These benefits include:

•	Healthcare Plans—includes medical benefits, dental benefits, behavioral health program, vision and Health Care Spending Account, onsite wellness programs and wellness centers/fitness centers.

•	Life and Disability Plans— includes group life insurance, business travel accident insurance and short-term and long-term disability income plans.

•	Investing Plans— includes the 401(k) Plan and the Employee Stock Purchase Plan.

•	Work/ Life Plans— includes programs that assist with daily needs such as childcare, adoption assistance, dependent care account and long-term care insurance.

The Company also provides the Chief Executive Officer and the President with an automobile allowance during the term of his employment with the Company, as the Company in its sole discretion may from time to time make available.

Tax Considerations

Deductibility of Executive Compensation

As part of its performance-based compensation program, the Company aims to compensate the named executive officers in a manner that is tax effective for the Company. In practice, some of the annual compensation delivered by the Company is tax-qualified under Section 162(m) of the Internal Revenue Code, as amended. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1 million paid for any fiscal year to each of the corporation’s chief executive officer and the four other most highly compensated executive officers as of the end of the fiscal year. However, Section 162(m) exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. Although the Committee considers the impact of Section 162(m) when developing and implementing executive compensation programs, the Committee believes that it is important and in the best interests of stockholders to preserve flexibility in designing compensation programs. Accordingly, the Committee has not adopted a policy that all compensation must qualify as deductible under Section 162(m). The Committee has from time to time approved, and may in the future approve, compensation arrangements for certain officers that are not fully deductible. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding the Committee’s efforts, that compensation intended to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

Taxation of “Parachute” Payments

Section 280G and related sections under the Internal Revenue Code provide that executive officers, directors who hold significant stockholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceeds certain limits, and that the Company or our successor could lose a deduction on the amounts subject to the additional tax. We did not provide any named executive officer with a gross-up or other reimbursement for tax amounts the executive might pay pursuant to Section 280G during fiscal 2006 and we have not agreed and are otherwise not obligated to provide any executive officer with such a gross-up or related reimbursement.

Compensation Recovery Policy

The Company does not have a policy to seek the reimbursement of cash bonus awards paid to an executive officer if such executive engages in misconduct that caused or partially caused a restatement of financial results. However, as previously disclosed in a Form 8-K filed with Securities and Exchange Commission on June 29, 2007, a Special Committee of the Board of Directors recommended certain remedial actions in connection with the Company’s investigation of its historical stock option practices which included the repayment of certain amounts by certain current and former directors and executive officers of the Company.

Compensation Committee Report

The Compensation Committee of the Company as of the date of this Annual Report has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K. The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

THE COMPENSATION COMMITTEE

Gill Cogan

Dan Maydan

Jean-Louis Gassée(1)

(1)	Mr. Gassée served as a member of the Committee during the fiscal year ended December 31, 2006.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has at any time been one of our executive officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Compensation of Executive Officers

The following table includes information concerning compensation for the one year period ended December 31, 2006 of our CEO, CFO and the two most highly compensated executive officers of the Company other than the CEO and CFO (the “named executive officers”).

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary(1) (c)	Bonus(1,2) (d)	Stock awards(3) (e)	Option awards(3) (f)	Non-equity incentive plan compensation (g)	Change in pension value and nonqualified deferred compensation earnings (h)	All other compensation(5) (i)	Total (j)
Guy Gecht, Chief Executive Officer	2006	$570,000	$256,979	$2,256,265	$1,202,410	$—	$—	$8,131	$4,293,785

John Ritchie, Chief Financial Officer	2006	258,750	62,126	498,107	—	—	—	4,400	823,383

Fred Rosenzweig, President	2006	510,000	206,936	1,746,860	924,930	—	—	8,138	3,396,864

Joseph Cutts, Chief Operating Officer(4)	2006	350,000	110,456	1,031,400	554,960	—	—	9,200	2,056,016

(1)	All cash compensation earned by each executive officer for fiscal year 2006 is found in either the Salary or Bonus column of this table. There were no deferred salaries or other compensation in 2006.
(2)

Represents cash bonuses accrued in 2006 under the Executive Bonus Plan and paid in March 2007 under bonus targets of 100% of base salary for Mr. Gecht, 90% of base salary for Mr. Rosenzweig, 70% of base salary for Mr. Cutts, and 40% of base salary for Mr. Ritchie. The bonus targets were all met by the executive officers and each of them received performance-based restricted common stock awards in lieu of cash portions of their respective bonuses for the 2006 plan year. These awards are included in the Stock Awards Column.

(3)

Amounts calculated are the aggregate grant date fair value utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments”. See Note 3 of the consolidated financial statements in the Company’s Annual Report for the year ended December 31, 2006 regarding assumptions underlying valuation of equity awards.

(4)	Mr. Cutts is no longer an officer of the Company.
(5)	Includes auto allowances and/or 401K employer matching contributions.

Employment Agreements

On August 3, 2006, we entered into employment agreements with the following executive officers: Guy Gecht, the Company’s Chief Executive Officer; Fred Rosenzweig, the Company’s President; Joseph Cutts, the Company’s former Chief Operating Officer; and John Ritchie, the Company’s Chief Financial Officer (each, an “Executive”).

The employment agreements, each effective as of August 1, 2006, have an initial term of three years and will automatically renew for additional one year periods unless terminated by either party upon sixty days written notice prior to the expiration of the agreement. Each Executive’s employment with the Company is at-will and either party may terminate the employment relationship at any time for any reason, with or without cause and with or without notice.

The employment agreements provide for the payment of an annual base salary of $570,000 to Guy Gecht; $510,000 to Fred Rosenzweig; $350,000 to Joseph Cutts; and $265,000 to John Ritchie. As of the date of this Annual Report, Mr. Cutts is no longer an officer or employee of the Company.

Each employment agreement also provides, among other provisions, that:

•	the Executive shall be eligible for bonuses under the annual management bonus plan as approved by the Compensation Committee of the Company’s Board of Directors;

•	the Executive is eligible to receive stock options under the Company’s stock option program and additional equity awards based on the Executive’s performance;

•

in the event prior to or within two years following a change in control the Company terminates the Executive’s employment without cause or the Executive voluntarily terminates his employment for good reason, the Executive is eligible for severance benefits consisting of salary continuation, a pro-rata bonus, employer subsidized health benefit continuation under COBRA and outplacement services;

•

if the Executive becomes entitled to receive severance, the vesting of the Executive’s unvested stock options and equity awards shall either partially or fully accelerate and the post-termination exercise period for stock options shall be extended;

•

if the Executive is required to pay tax penalties under Section 409A of the Internal Revenue Code of 1986, as amended, in connection with his receipt of the severance benefits, the Company shall pay the Executive a gross up payment to hold the Executive harmless, on an after-tax basis, for any such penalties; and

•	the Executive is subject to a non-solicitation covenant during his employment and for one year following termination of employment.

Retention Agreements (Potential Payments upon Termination or Change of Control)

The section below describes the potential payments that may be made to our named executive officers upon termination or a change of control, pursuant to their employment agreements or otherwise.

The tables below estimate amounts that could be realized and/or payable to our named executive officers assuming certain events as of December 31, 2006, using the closing sales price of our common stock on such date ($26.58), and assuming the named executive officers could have exercised stock options and sold such underlying shares.

We cannot assure you that a termination or change of control would produce the same or similar results as those described if it occurs on any other date or at any other price, or if any assumption is not correct in fact.

The table below provides information concerning potential payments to our named executive officers upon termination by us without cause or termination by the named executive officer for good reason.

Name	Lump sum severance payment(1)	Insurance and outplacement benefits(2)	Accelerated vesting of stock options and awards(3)
Guy Gecht	$1,396,979	$57,074	$1,771,287
John Ritchie	$459,626	$57,074	$341,825
Fred Rosenzweig	$971,936	$57,074	$1,317,687
Joseph Cutts(4)	$635,456	$55,432	$905,905

(1)

The amount shown is the lump sum severance payment that consists of 24 months of base salary for Mr. Gecht and 18 months for Messrs. Ritchie, Rosenzweig and Cutts, plus an amount equal to the bonus that the named executive officer would have earned in 2006. If the named executive officer is terminated during the year, the bonus is prorated for the portion of the year that the named executive officer was with the Company.

(2)

Messrs. Gecht, Ritchie, Rosenzweig and Cutts are entitled to health insurance coverage under Part 6 of Title I of ERISA (COBRA) for up to 18 months or $22,000, plus outplacement services up to a maximum of $35,000. The slightly lower benefit to Mr. Cutts is due to lower COBRA costs which are based on family size.

(3)

Messrs. Gecht, Ritchie, Rosenzweig and Cutts are entitled to accelerate vesting of options and restricted stock awards for six months following the termination date. For options and awards that vest on an annual basis, credit is given as if the vesting accrued monthly. The value of the accelerated options and awards is calculated based on the Company’s closing stock price at December 31, 2006 of $26.58 per share. The number of stock options and restricted stock awards/units subject to acceleration for each named executive officer upon termination without cause by us or upon termination by the named executive officer for good reason, are as follows:

	Stock options	Restricted stock awards/units
Guy Gecht	76,458	52,579
John Ritchie	5,125	11,058
Fred Rosenzweig	59,583	38,552
Joseph Cutts(4)	35,600	27,509

Total	176,766	129,698

(4)	Mr. Cutts is no longer an officer of the Company

The table below provides information concerning potential payments to our named executive officers upon termination without cause by us, or upon termination for good reason by the named executive officers, within 24 months following a change of control.

Name	Lump sum severance payment(1)	Insurance and outplacement benefits(2)	Accelerated vesting of stock options and awards(3)
Guy Gecht	$1,966,979	$57,074	$4,141,616
John Ritchie	$592,126	$57,074	$821,986
Fred Rosenzweig	$1,226,936	$57,074	$3,202,483
Joseph Cutts(4)	$810,456	$55,432	$2,169,696

(1)

The amount shown is the lump sum severance payment that consists of 36 months of base salary for Mr. Gecht and 24 months for Messrs. Ritchie, Rosenzweig and Cutts, plus an amount equal to the bonus that the named executive officer would have earned in 2006.

(2)

Messrs. Gecht, Ritchie, Rosenzweig and Cutts are entitled to health insurance coverage under Part 6 of Title I of ERISA (COBRA) for up to 18 months or $22,000, plus outplacement services up to a maximum of $35,000. The slightly lower benefits to Mr. Cutts are due to lower COBRA costs which are based on family size.

(3)

Messrs. Gecht, Ritchie, Rosenzweig and Cutts are entitled to accelerate vesting on 100% of all unvested options, and restricted stock awards and units as of their termination date. The value of the accelerated options and awards is calculated based on the Company’s closing stock price at December 31, 2006 of $26.58 per share. The number of stock options and restricted stock awards/units subject to acceleration for each named executive officer upon a change of control are indicated in the table below:

	Stock options	Restricted stock awards/units
Guy Gecht	220,001	116,376
John Ritchie	13,250	26,017
Fred Rosenzweig	170,001	89,939
Joseph Cutts(4)	101,850	63,342

Total	505,102	295,674

(4)	Mr. Cutts is no longer an officer of the Company.

If any of the severance payments constitutes a deferral of compensation under Code Section 409A, the Company shall pay the named executive officer a gross-up payment, such that the amount retained by the named executive officer is equal to Section 409A taxes, including interest and penalties, imposed on the severance pay.

Stock Options

As of December 31, 2006, options to purchase an aggregate of 5,047,677 shares of common stock (net of options canceled) had been granted pursuant to our 2004 Equity Plan, and options to purchase 326,927 shares had been exercised. Options to purchase 3,869,379 shares remained outstanding under the plan as of such date, and options to purchase 3,342,822 shares of common stock remained available under the plan for future grant.

Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to the options granted during the fiscal year ended December 31, 2006 to each of our named executive officers listed in the Summary Compensation Table. All options and restricted stock awards were issued from the 2004 Equity Incentive Plan as amended.

			Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: number of shares of stock or units (i)	All other option awards: number of securities underlying options (j)	Exercise or base price of option awards (k)	Grant date fair value of stock and option awards (5) (l)
Name (a)	Grant date (b)		Threshold (c)	Target (d)	Maximum (e)	Threshold (f)	Target (g)	Maximum (h)
											(pershare)
Guy Gecht, Chief Executive Officer	3/15/2006	(1)								108,333	$26.90	$1,202,410
	3/15/2006	(2)					11,654					313,493
	3/15/2006	(3)					72,222					1,942,772

John Ritchie, Chief Financial Officer	3/15/2006	(2)					1,517					40,807
	3/15/2006	(3)					16,000					430,400
	3/15/2006	(4)					1,000					26,900

Fred Rosenzweig, President	3/15/2006	(1)								83,333	$26.90	924,930
	3/15/2006	(2)					9,384					252,430
	3/15/2006	(3)					55,555					1,494,430

Joseph Cutts, Chief Operating Officer	3/15/2006	(1)								50,000	$26.90	554,960
	3/15/2006	(2)					5,009					134,742
	3/15/2006	(3)					33,333					896,658

(1)

These common stock options become exercisable with respect to twenty-five percent (25%) of the shares on March 15, 2007, and thereafter with respect to an additional two and one-half percent (2.5%) of the shares each month thereafter, with full vesting in 42 months. The options expire March 15, 2013.

(2)

Performance-based restricted common stock was issued in lieu of 50% of bonuses for the 2006 plan year except for Mr. Ritchie in which 35% of the cash bonus was issued. These shares vested March 15, 2007.

(3)

Performance-based restricted common stock was issued subject to repurchase, which lapses upon the achievement by the Company of financial targets specified by the Board each fiscal year during the vesting term. The repurchase rights terminate in four yearly installments upon the accomplishment of the financial targets set each fiscal year. If the Company does not achieve the financial targets specified by the Board each fiscal year, then the restrictions on vesting remain in place until the financial targets or plans have been met. To the extent vesting has been deferred because the Company had not yet met the financial targets for such fiscal year, upon the achievement of such financial targets, the shares will vest as if the Company had achieved the financial targets since the 2006 fiscal year. The repurchase rights terminate in any event on March 15, 2013.

(4)

The performance-based restricted common stock award is subject to repurchase, which lapses upon the achievement by the Company of financial targets specified by the Board for any fiscal year during the life of the award. The repurchase rights terminate fully upon the accomplishment of the financial targets set for a fiscal year. If the Company does not achieve the financial targets specified by the Board for that fiscal year, then the restrictions on vesting remain in place until the financial targets or plans have been met. The repurchase rights terminate in any event on March 15, 2013.

(5)

Amounts calculated are the aggregate grant date fair value utilizing the provisions of Statement of Financial Accounting Standards No. 123(R) “Share-based Payment (Revised 2004)” (“SFAS 123(R)”). See Note 3, “Stock-Based Compensation” to Consolidated Financial Statements, regarding assumptions underlying valuations of equity awards.

Outstanding Equity Awards at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options previously awarded to the named executive officers at the fiscal year end December 31, 2006.

	Option Awards(1)					Stock Awards(2)
Name (a)	Number of securities underlying unexercised options exercisable (b)	Number of securities underlying unexercised options unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (d)	Option exercise price per share (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (g)	Market value of shares or units of stock that have not vested (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (j)
Guy Gecht	166,250	8,750		$19.45	8/20/2010
	113,749	102,918		17.00	4/11/2012
		108,333		26.90	3/15/2013
	18,500			47.25	7/1/2007
	110,000			33.81	3/23/2009
	16,250			13.75	1/3/2011
	30,250			17.50	4/25/2012
								32,500	$863,850
								11,654	309,763
								72,222	1,919,661

John Ritchie	19,125	1,375		19.45	8/11/2010
	6,250	11,875		16.42	4/18/2012
								7,500	199,350
								1,517	40,322
								16,000	425,280
								1,000	26,580

Fred Rosenzweig	142,500	7,500		19.45	8/20/2010
	87,499	79,168		17.00	4/11/2012
		83,333		26.90	3/15/2013
	26,000			47.25	7/1/2007
	110,000			33.81	3/23/2009
	7,000			13.75	1/3/2011
	10,000			24.03	3/13/2011
	16,667			17.50	4/25/2012
	83,333			17.50	4/24/2012
								25,000	664,500
								9,384	249,427
								55,555	1,476,652

Joseph Cutts(3)	17,400	4,350		19.45	8/20/2010
	22,500	47,500		17.00	4/11/2012
		50,000		26.90	3/15/2013
	7,500			38.75	3/3/2007
	4,100			47.25	7/1/2007
	22,500			33.81	3/23/2009
	6,000			36.19	10/20/2009
								15,000	398,700
								5,009	133,139
								33,333	885,991
						10,000	$265,800

(1)	All outstanding unvested options typically vest at 25% after the first year, then at 2.5% per month over the next thirty months.
(2)	All outstanding unvested awards typically vest at the rate of 25% per year over four years.
(3)	Mr. Cutts is no longer an officer of the Company.

Option Exercises and Stock Vested Table

The following table includes certain information with respect to the options exercised and restricted stock awards vested by the named executive officers during the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards
Name (a)	Number of shares acquired on exercise (b)	Value realized on exercise (c)	Number of shares acquired on vesting (d)	Value realized on vesting (e)
		$		$
Guy Gecht			18,441	$509,893
			10,833	299,532

John Ritchie			2,500	69,125
	7,000	$59,034
	625	7,176
	6,250	64,589
	8,500	97,507

Fred Rosenzweig			3,713	102,664
			8,333	230,407

Joseph Cutts(1)			10,000	259,900
			5,000	138,250
	2,175	20,815
	6,525	60,683
	56,550	526,650
	6,221	73,097
	2,800	32,872
	1,100	12,936
	5,700	67,032
	3,779	44,403
	400	4,700
	10,000	118,200
	18,750	281,494
	11,000	123,893

(1)	Mr. Cutts is no longer an officer of the Company.

Pension Benefits

The Company does not provide Pension Benefits to its employees.

Nonqualified Deferred Compensation

The Company historically has not provided nonqualified deferred compensation to its employees.

Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2006.

Name(1) (a)	Fees earned or paid in cash (b)	Stock awards (c)	Option awards (d)	Non-equity incentive plan compensation (e)	Change in pension value and nonqualified deferred compensation earnings (f)	All other compensation (g)	Total (h)
Gill Cogan	$35,500	$161,400	$277,480	$—	$—	$—	$474,380
James S. Greene	71,500	161,400	277,480	—	—	—	510,380
Jean-Louis Gassee	43,500	161,400	277,480	—	—	—	482,380
Dan Maydan	49,500	161,400	277,480	—	—	—	488,380
Christopher Paisley	90,000	161,400	277,480	—	—	—	528,880
Thomas I. Unterberg	32,000	161,400	277,480	—	—	—	470,880

(1)

Guy Gecht, the Company’s Chief Executive Officer and Fred Rosenzweig, the Company’s President, are not included in this table as they are employees of the Company and thus receive no compensation for their services as Directors. The compensation received by Messrs. Gecht and Rosenzweig as employees of the Company are shown in the Summary Compensation Table on page 134.

The compensation of the non-employee directors serving on the Board of Directors is determined by the Compensation Committee. Non-employee members of the Board of Directors currently receive cash and equity compensation in connection with their service to the Company and do not receive any additional compensation for service on the Board of Directors.

Cash Compensation

Non-employee members of the Board of Directors receive cash compensation in the form of the annual retainers and attendance fees per meeting of the Board of Directors and its committees as set forth below:

Annual Retainer for Each Non-Employee Director	$25,000
Audit Committee Chairperson Retainer	$10,000
Audit Committee Member Retainer	$5,000
Compensation Committee Chairperson Retainer	$5,000
Compensation Committee Member Retainer	$2,500
Nominating and Governance Chairperson Retainer	$5,000
Nominating and Governance Member Retainer	$2,500
Special Committee Member Compensation	$50,000
Board Meeting Attendance (in person)	$2,000
Board Meeting Attendance (by telephone)	$1,000
Audit Committee Meeting Attendance (in person)	$4,000	(Chairperson)
Audit Committee Meeting Attendance (in person)	$2,000	(other directors)
Audit Committee Meeting Attendance (by telephone)	$2,000	(Chairperson)
Audit Committee Meeting Attendance (by telephone)	$1,000	(other directors)
Compensation Committee Attendance	$2,000	(Chairperson)
Compensation Committee Attendance	$1,000	(other directors)
Nominating and Governance Attendance	$2,000	(Chairperson)
Nominating and Governance Attendance	$1,000	(other directors)

The Company also reimburses each non-employee member of the Board of Directors for out-of-pocket expenses incurred in connection with attendance at meetings.

Equity Compensation

During 2006, each of the outside members of the Board of Directors was granted an option to purchase 25,000 shares of stock at an exercise price of $26.90 vesting with respect to 25% of the shares on March 15, 2007, and thereafter with respect to an additional 2.5% of the shares each month thereafter, with full vesting in 42 months. Any new outside director that joins the Board of Directors will receive an option to purchase 40,000 shares of stock at an exercise price equal to the fair market value of the Company’s stock on the date of grant. All options expire at the end of seven years. Each of the outside members of the Board of Directors was also granted an equity award of performance-based restricted Common Stock under the Company’s 2004 Equity Incentive Plan. Each non-employee director was granted a restricted stock award of 6,000 shares of Restricted Common Stock. The unvested Restricted Common Stock is subject to a repurchase right of the Company, which lapses upon the achievement by the Company of financial targets specified by the Board each fiscal year during the vesting term. If the Company does not achieve the financial targets specified by the Board each fiscal year, then the restrictions on vesting will remain in place until the financial targets have been met. To the extent vesting has been deferred because the Company had not yet met the financial targets for such fiscal year, upon the achievement of such financial targets, the shares will vest as if the Company had achieved the financial targets since the 2006 fiscal year. However, the repurchase rights terminate in any event on March 15, 2013.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of Common Stock of the Company as of September 28, 2007 by: (1) each of our current directors; (2) each of the named executive officers who were serving in their positions as of December 31, 2006 and are listed in the Summary Compensation Table and elsewhere in this report (collectively, our “Named Executive Officers”); (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock based upon Schedules 13G or D filed with the SEC; and (4) all of our directors and executive officers as a group. As of September 28, 2007, there were 57,530,277 shares of our Common Stock outstanding.

Shares of Common Stock subject to options or other rights that are currently exercisable or exercisable within 60 days of September 28, 2007 are considered outstanding and beneficially owned by the person holding the options or other rights for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o Electronics For Imaging, Inc., 303 Velocity Way, Foster City, California 94404.

	Common stock
Name of beneficial owner(1)	Number of shares	Percentage owned
J & W Seligman & Co Incorporated(2)	4,072,300	7.08%
100 Park Avenue
New York, New York 10017

Third Avenue Management LLC(3)	4,022,579	6.99%
622 Third Avenue
32nd Floor
New York, New York 10017

Wellington Management Co LLP(4)	3,885,800	6.75%
75 State Street
Boston, Massachusetts 02109

Mellon Financial Corporation(5)	3,371,349	5.86%
One Mellon Center
Pittsburgh, Pennsylvania 15258

Blum Capital Partners(6)	3,035,352	5.28%
909 Montgomery Street
Suite 400
San Francisco, California 94133

Neuberger Berman Inc.(7)	2,896,207	5.03%
605 Third Avenue
New York, New York 10158

Guy Gecht(10)	690,594	1.20%
Fred Rosenzweig(8)	651,250	1.13%
Thomas Unterberg(9)	262,251	*
Joseph Cutts(12)	226,201	*
Gill Cogan(13)	148,251	*
Jean-Louis Gassée(14)	74,250	*
Dan Maydan(15)	67,577	*
James S. Greene(16)	85,251	*
Christopher B. Paisley(17)	76,634	*
John Ritchie(11)	59,017	*
All executive officers and directors as a group (10 persons)(18)	2,341,276	4.07%

*	Less than one percent.
(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC as of September 28, 2007. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 57,530,227 shares outstanding on September 28, 2007 adjusted as required by rules promulgated by the SEC.

(2)

Beneficial and percentage ownership information is based on information contained in Schedule 13G/A on filed with the SEC on February 13, 2007 by J. & W. Seligman & Co. Incorporated, William C. Morris and Seligman Communications & Information Fund, Inc. The Schedule 13G/A indicates that J. & W. Seligman & Co. Incorporated is controlled by William C. Morris and, together with Seligman Communications & Information Fund, Inc., beneficially owns 4,072,300 shares.

(3)	Beneficial and percentage ownership information is based on information contained in Schedule 13G/A filed with the SEC on February 14, 2007 by Third Avenue Management LLC.
(4)	Beneficial and percentage ownership information is based on information contained in Schedule 13G/A filed with the SEC on February 14, 2007 by Wellington Management Company, LLP.
(5)	Beneficial and percentage ownership information is based on information contained in Schedule 13G filed with the SEC on February 14, 2007 by Mellon Financial Corporation.
(6)

Beneficial and percentage ownership information is based on information contained in Schedule 13D filed with the SEC on February 12, 2007 by Blum Capital Partners, L.P., Richard C. Blum & Associates, Inc., Blum Strategic GP III, L.L.C., Blum Strategic GP III, L.P. and Saddlepoint Partners GP, L.L.C. Together, the entities beneficially own 3,035,352 shares.

(7)

Beneficial and percentage ownership information is based on information contained in Schedule 13G/A filed with the SEC on February 13, 2007 by Neuberger Berman Inc., Neuberger Berman, LLC, Neuberger Berman Management Inc. and Neuberger Berman Equity Funds. Together, the entities beneficially own 2,896,207 shares.

(8)

Includes 543,665 shares of Common Stock issuable upon exercise of options granted to Mr. Rosenzweig under the 1990, 1999 and/or 2004 Stock Plans which are exercisable within 60 days of September 28, 2007.

(9)

Includes 131,251 shares of Common Stock issuable upon exercise of options granted to Mr. Unterberg under the 1990, 1999 and/or 2004 Stock Plans which are exercisable within 60 days of September 28, 2007; Includes 4,000 shares of Common Stock that are beneficially owned by Mr. Unterberg’s spouse.

(10)

Includes 548,165 shares of Common Stock issuable upon the exercise of options granted to Mr. Gecht under the 1990, 1999 and/or 2004 Stock Plans which are exercisable within 60 days of September 28, 2007.

(11)	Includes 33,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Ritchie under the 1999 and/or 2004 Stock Plans which are exercisable within 60 days of September 28, 2007.
(12)

Includes 157,139 shares of Common Stock issuable upon exercise of options granted to Mr. Cutts under the 1990, 1999 and/or 2004 Stock Plans which are exercisable within 60 days of September 28, 2007. As of the date of this Annual Report, Mr. Cutts is no longer an officer of the Company.

(13)	Includes 126,251 shares of Common Stock issuable upon exercise of options granted to Mr. Cogan under the 1990, 1999 and/or 2004 Stock Plans which are exercisable within 60 days of September 28, 2007.
(14)	Includes 63,750 shares of Common Stock issuable upon exercise of options granted to Mr. Gassée under the 1990, 1999 and/or 2004 Stock Plans which are exercisable within 60 days of September 28, 2007.
(15)	Includes 55,517 shares of Common Stock issuable upon exercise of options granted to Mr. Maydan under the 1990, 1999 and/or 2004 Stock Plans which are exercisable within 60 days of September 28, 2007.
(16)	Includes 73,251 shares of Common Stock issuable upon exercise of options granted to Mr. Greene under the 1999 and/or 2004 Stock Plans which are exercisable within 60 days of September 28, 2007.
(17)

Includes 64,583 shares of Common Stock issuable upon exercise of options granted to Mr. Paisley under the 2004 Stock Plan which are exercisable within 60 days of September 28, 2007; Includes 51 shares of Common Stock owned by Mr. Paisley through an investment fund.

(18)

Includes an aggregate of 1,796,572 shares of Common Stock issuable upon the exercise of options granted to executive officers and directors collectively under the 1990, 1999 and 2004 Stock Plans which are exercisable within 60 days of September 28, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 concerning securities that are authorized under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by stockholders	9,722,743	$24.91	3,878,435
Equity compensation plans not approved by stockholders	—	—	—

Total	9,722,743	$24.91	3,878,435

This table includes options outstanding as of December 31, 2006, representing 98,562 shares with an average exercise price of $136.46 per share, that were assumed in connection with business combinations.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Indemnification of Officers and Directors

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

Related Transactions

The Audit Committee of our Board of Directors has the responsibility of reviewing and approving in advance any proposed related party transactions as defined under Item 404 of Regulation S-K during 2006.

The Company has entered into employment agreements with its named executive officers. See Item 11 Executive Compensation. There were no other related transactions as defined under Item 404 of Regulation S-K during 2006.

Director Independence

The Board of Directors has determined that each of the non-employee directors is independent and that each director who serves on each of its committees is independent, as the term is defined by rules of The Nasdaq Global Select Market and the Securities and Exchange Commission.

Item 14: Principal Accountant Fees and Services

During the fiscal years ended December 31, 2006 and 2005 PricewaterhouseCoopers, LLP, our independent registered public accounting firm, provided various audit, audit related and non-audit services to the Company as follows (in thousands):

	2006	2005
Audit fees(a)	$1,998	$1,923
Audit related fees(b)	914	—
Tax fees(c)	—	—
All other fees(d)	—	2

Total	$2,912	$1,925

(a)

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

(b)

Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Electronics for Imaging’s consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

(c)

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international compliance and mergers and acquisitions.

(d)	All other fees consist of services provided in connection with other filings.

The Audit Committee is responsible for pre-approving audit and non-audit services provided to the Company by the independent auditors (or subsequently approving non-audit services in those circumstances where a subsequent approval is necessary and permissible); in this regard, the Audit Committee has the sole authority to approve the employment of the independent auditors, all audit engagement fees and terms and all non-audit engagements, as may be permissible, with the independent auditors.

The Audit Committee of the Board of Directors has considered whether provision of the services described in sections (b), (c) and (d) above is compatible with maintaining the independent auditors’ independence and has determined that such services have not adversely affected PricewaterhouseCoopers LLP’s independence. All of the services of each of (b), (c), and (d) were pre-approved by the Audit Committee.

The Audit Committee has selected PricewaterhouseCoopers LLP, independent registered public accounting firm, to audit the consolidated financial statements of the Company for the fiscal year ending December 31, 2007. PricewaterhouseCoopers LLP has audited the Company’s financial statements since 1992.

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 10-K

(a)	Documents Filed as Part of this Report

(1)	Index to Financial Statements

The Financial Statements required by this item are submitted in Item 8 of this report as follows:

(2)	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	151

(All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto in Item 8 of this report.)

(3)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (6)

2.2	Amend Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (7)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (4)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (14)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (17)

2.6+	Amended and Restated Equity Purchase Agreement dated October 31, 2006 among Electronics for Imaging, Inc., Electronics for Imaging, International, Jetrion, LLC and Flint Group North America Corporation (22)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws as amended (1)

4.2	Specimen Common Stock certificate of the Company (1)

Exhibit No.	Description

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023 (8)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (8)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (5)

10.2	1990 Stock Plan of the Company (1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (16)

10.4	The 1999 Equity Incentive Plan as amended (3)

10.5	2000 Employee Stock Purchase Plan as amended (3)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (12)

10.8	Prographics, Inc. 1999 Stock Option Plan (9)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan (9)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (9)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (9)

10.12	T/R Systems, Inc. 1999 Stock Option Plan (10)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (11)

10.16	Form of Indemnification Agreement (1)

10.20	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (13)

10.21	Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004, among the Company, Société Générale Financial Corporation and Société Générale (15)

10.22+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (18)

10.23+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (19)

10.24	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company (20)

10.25	Employment Agreement effective August 1, 2006, by and between Fred Rosenzweig and the Company (20)

10.26	Employment Agreement effective August 1, 2006, by and between Joseph Cutts and the Company (20)

10.27	Employment Agreement effective August 1, 2006, by and between John Ritchie and the Company (20)

10.28+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (21)

12.1	Computation of Ratios of Earnings to Fixed Charges

Exhibit No.	Description

21	List of Subsidiaries

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has received confidential treatment with respect to portions of these documents
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.
(7)	Filed as exhibit (d) (5) to the Company’s TO/A Number 3 on October 20, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.
(9)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(10)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(14)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Form 8-K filed on October 6, 2004 (File No. 000-18805 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-18805) and incorporated herein by reference
(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 8-K filed on August 7, 2006 (File No. 000-18805) and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 8-K filed on November 3, 2006 (File No. 18805) and incorporated herein by reference.

(b) List of Exhibits

See Item 15 (a).

(c) Consolidated Financial Statement Schedule II for the years ended December 31, 2006, 2005 and 2004.

ELECTRONICS FOR IMAGING, INC.

Schedule II

Valuation and Qualifying Accounts (in thousands)

Description	Balance at beginning of period	Charged to revenue and expenses	Charged to/(from) other accounts		Deductions	Balance at end of period
Year Ended December 31, 2006
Allowance for doubtful accounts and sales-related allowances	$4,306	$5,997	$489	(1)	$(2,940)	$7,852
Year Ended December 31, 2005
Allowance for doubtful accounts and sales-related allowances	$3,086	$6,890	$43	(2)	$(5,713)	$4,306
Year Ended December 31, 2004
Allowance for doubtful accounts and sales-related allowances	$3,794	$1,288	$(1,145	)(3)	$(851)	$3,086

(1)	Adjustment to acquired bad debt allowance: Jetrion—$489
(2)	Sales-related allowance—$43
(3)	Adjustment to acquired bad debt allowances: T/R Systems—$(175), Princafe Software, Inc.—$(1,070), Sales-related allowance—$100

SIGNATURES

Pursuant to the requirements of Sections 13 or 16(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

October 19, 2007	By:	/S/ GUY GECHT
Guy Gecht
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Guy Gecht and John Ritchie jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Form 10-K Annual Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GUY GECHT Guy Gecht	Chief Executive Officer, Director (Principal Executive Officer)	October 19, 2007

/S/ FRED ROSENZWEIG Fred Rosenzweig	President, Director	October 19, 2007

/S/ JOHN RITCHIE John Ritchie	Chief Financial Officer (Principal Financial and Accounting Officer)	October 19, 2007

/S/ GILL COGAN Gill Cogan	Director	October 19, 2007

/S/ JEAN-LOUIS GASSÉE Jean-Louis Gassée	Director	October 19, 2007

/S/ DAN MAYDAN Dan Maydan	Director	October 19, 2007

/S/ THOMAS UNTERBERG Thomas Unterberg	Director	October 19, 2007

/S/ JAMES S. GREENE James S. Greene	Director	October 19, 2007

/S/ CHRIS PAISLEY Chris Paisley	Director	October 19, 2007

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (6)

2.2	Amend Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (7)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (4)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (14)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (17)

2.6+	Amended and Restated Equity Purchase Agreement dated October 31, 2006 among Electronics for Imaging, Inc., Electronics for Imaging, International, Jetrion, LLC and Flint Group North America Corporation (22)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws as amended (1)

4.2	Specimen Common Stock certificate of the Company (1)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023 (8)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (8)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (5)

10.2	1990 Stock Plan of the Company (1)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (16)

10.4	The 1999 Equity Incentive Plan as amended (3)

10.5	2000 Employee Stock Purchase Plan as amended (3)

10.7	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (12)

10.8	Prographics, Inc. 1999 Stock Option Plan (9)

10.9	Printcafe Software, Inc. 2000 Stock Incentive Plan (9)

10.10	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (9)

10.11	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (9)

10.12	T/R Systems, Inc. 1999 Stock Option Plan (10)

10.13	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (11)

10.16	Form of Indemnification Agreement (1)

10.20	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (13)

Exhibit No.	Description
10.21	Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004, among the Company, Société Générale Financial Corporation and Société Générale (15)

10.22+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (18)

10.23+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (19)

10.24	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company (20)

10.25	Employment Agreement effective August 1, 2006, by and between Fred Rosenzweig and the Company (20)

10.26	Employment Agreement effective August 1, 2006, by and between Joseph Cutts and the Company (20)

10.27	Employment Agreement effective August 1, 2006, by and between John Ritchie and the Company (20)

10.28+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (21)

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has received confidential treatment with respect to portions of these documents
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.
(7)	Filed as exhibit (d) (5) to the Company’s TO/A Number 3 on October 20, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.
(9)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(10)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(14)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Form 8-K filed on October 6, 2004 (File No. 000-18805 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 18805) and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 8-K filed on August 7, 2006 (File No. 000-18805) and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 8-K filed on November 3, 2006 (File No. 18805) and incorporated herein by reference.