Form 10-Q
period 2007-03-31
ELECTRONICS FOR IMAGING INC
filed 2007-10-22
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares of Common Stock outstanding as of October 15, 2007 was 57,530,227.

ELECTRONICS FOR IMAGING, INC.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$192,206	$166,996
Short-term investments, available for sale	319,395	343,175
Accounts receivable, net of allowance of $8.5 million and $7.9 million respectively	92,515	96,252
Inventories	39,166	35,225
Other current assets	24,255	13,199

Total current assets	667,537	654,847
Property and equipment, net	52,475	52,646
Restricted investments	88,580	88,580
Goodwill	211,884	212,992
Intangible assets, net	111,372	120,030
Other assets	24,125	15,556

Total assets	$1,155,973	$1,144,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,763	$41,834
Convertible debt	240,000	240,000
Accrued and other liabilities	57,074	62,954
Deferred revenue	24,614	26,461
Income taxes payable	1,379	21,824

Total current liabilities	363,830	393,073
Long-term taxes payable	26,205	—

Total liabilities	390,035	393,073

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 57,570 and 57,614 shares outstanding, respectively	691	691
Additional paid-in capital	585,958	577,997
Treasury stock, at cost, 11,534 and 11,490 shares, respectively	(249,654)	(248,631)
Accumulated other comprehensive income	1,726	1,237
Retained earnings	427,217	420,284

Total stockholders’ equity	765,938	751,578

Total liabilities and stockholders’ equity	$1,155,973	$1,144,651

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2007	2006 As restated(2)
Revenue	$147,831	$135,649
Cost of revenue (1)	59,490	54,042

Gross Profit	88,341	81,607

Operating expenses:
Research and development (1)	35,753	31,442
Sales and marketing (1)	27,571	23,133
General and administrative (1)	20,288	6,660
Amortization of identified intangibles	8,655	9,064

Total operating expenses	92,267	70,299

Income (loss) from operations	(3,926)	11,308

Interest and other income, net:
Interest and other income (expense), net	7,251	4,905
Interest expense	(1,250)	(1,251)

Total interest and other income, net	6,001	3,654

Income before income taxes	2,075	14,962
(Provision for) benefit from income taxes	60	(2,570)

Net income	$2,135	$12,392

Net income per basic common share	$0.04	$0.22

Shares used in basic per-share calculation	56,969	56,293

Net income per diluted common share	$0.04	$0.19

Shares used in diluted per-share calculation	59,135	67,693

(1)	Includes stock-based compensation expense as follows:

	2007	2006 As restated(2)
Cost of revenue	$645	$315
Research and development	3,048	1,523
Sales and marketing	1,306	582
General and administrative	3,242	1,776

(2)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2007	2006 As restated(1)
Cash flows from operating activities:
Net income	$2,135	$12,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,139	11,193
Deferred taxes	5,176	8,091
Provision for allowance for bad debts and sales-related allowances	2,192	3,007
Tax benefit from employee stock plans	(210)	3,705
Excess tax benefit from stock-based compensation	—	(3,542)
Stock-based compensation	8,241	4,196
Changes in operating assets and liabilities	(21,408)	(33,809)

Net cash provided by operating activities	7,265	5,233

Cash flows from investing activities:
Purchases of short-term investments	(59,567)	(54,302)
Proceeds from sales and maturities of short-term investments	84,253	70,095
Purchase of property and equipment	(1,944)	(2,037)
Purchases of other investments	(3,793)	(243)

Net cash provided by investing activities	18,949	13,513

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	—	3,542
Proceeds from issuance of common stock	—	22,068
Net settlement of restricted stock and purchases of treasury stock	(1,023)	(7,123)

Net cash provided by (used for) financing activities	(1,023)	18,487

Effect of foreign exchange changes on cash and cash equivalents	19	(113)

Increase in cash and cash equivalents	25,210	37,120
Cash and cash equivalents at beginning of year	166,996	182,039

Cash and cash equivalents at end of quarter	$192,206	$219,159

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of Electronics For Imaging, Inc. and its subsidiaries (“EFI”). All significant inter-company accounts and transactions have been eliminated in consolidation.

These Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our annual consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The December 31, 2006 Condensed Consolidated Balance Sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited Interim Financial Statements reflect all adjustments, including normal recurring adjustments management considers necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. FIN 48 is effective for years beginning after December 15, 2006, and we have adopted FIN 48 in the first quarter of 2007. Upon adoption of FIN 48, we recorded a cumulative effect adjustment of approximately $4.8 million to decrease accrued tax liabilities and increase opening retained earnings in the first quarter of 2007.

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

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

2.	Restatement of Condensed Consolidated Financial Statements

We are restating our condensed consolidated statement of operations and our condensed consolidated statements of cash flows for the three months ended March 31, 2006, and related disclosures in this quarterly report on Form 10-Q:

Summary of Accounting Adjustments

As part of the restatement of our condensed consolidated financial statements reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and filed on October 19, 2007 we noted immaterial non-cash accounting adjustments for the quarter ended March 31, 2006.

One adjustment related to previously identified adjustments that at the time were considered to be immaterial. These adjustments primarily related to the timing of revenue recognized for certain VUTEk contracts during 2005. The contract revenue and related costs of sales ($1.4 million and $0.9 million, respectively) originally recognized in 2005 were deferred at December 31, 2005 as part of the restatement resulting in an adjustment, net of taxes, of $0.3 million in our statement of operations. The contract revenue and related costs were subsequently recognized in the first quarter of 2006. Additionally, we restated one item related to the January 1, 2006 adoption of the fair value recognition provision of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) using the modified prospective transition method. The impact of such adjustments for the three months ended March 31, 2006 was $0.3 million.

Impact of Restatement

The following table presents the effect of the stock-based compensation expense adjustments, other adjustments and related income tax effect on the Company’s previously reported condensed consolidated statements of operations:

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	Three months ended March 31, 2006
(in thousands, except per share amounts)	As previously reported	Restatement adjustments	As restated
Revenue	$134,265	$1,384	$135,649
Cost of revenue	53,124	918	54,042

Gross Profit	81,141	466	81,607

Operating expenses:
Research and development	31,560	(118)	31,442
Sales and marketing	23,110	23	23,133
General and administrative	6,274	386	6,660
Amortization of identified intangibles	9,064	—	9,064

Total operating expenses	70,008	291	70,299

Income from operations	11,133	175	11,308

Interest and other income, net:
Interest and other income (expense), net	4,905	—	4,905
Interest expense	(1,251)	—	(1,251)

Total interest and other income, net	3,654	—	3,654

Income before income taxes	14,787	175	14,962
Benefit from income taxes	(2,531)	(39)	(2,570)

Net income	$12,256	$136	$12,392

Earnings per share
Net income per basic common share	$0.22		$0.22

Net income per diluted common share	$0.19		$0.19

Shares used in basic per-share calculation	56,293		56,293

Shares used in diluted per-share calculation	67,628		67,693

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents the effect of the stock-based compensation expense adjustments, other adjustments and related income tax effect on the Company’s previously reported condensed consolidated statement of cash flows for the three months ended March 31, 2006:

	For the three months ended March 31, 2006
(in thousands)	As previously reported	Restatement adjustments	As restated
Cash flows from operating activities:
Net income	$12,256	$136	$12,392
Adjustments to reconcile net income to net cash provided by operating activities:			—
Depreciation and amortization	11,193	—	11,193
Deferred taxes	7,743	348	8,091
Provision for allowance for bad debts and sales-related allowances	3,007	—	3,007
Tax benefit from employee stock plans	—	3,705	3,705
Excess tax benefit from stock-based compensation	(4,397)	855	(3,542)
Stock-based compensation	3,883	313	4,196
Changes in operating assets and liabilities, net of effect of acquired companies	(29,307)	(4,502)	(33,809)

Net cash provided by operating activities	4,378	855	5,233

Cash flows from investing activities:
Purchases of short-term investments	(54,302)	—	(54,302)
Proceeds from sales and maturities of short-term investments	70,095	—	70,095
Purchase of property and equipment	(2,037)	—	(2,037)
Purchases of other investments	(243)	—	(243)

Net cash provided by investing activities	13,513	—	13,513

			—
Cash flows from financing activities:			—
Excess tax benefit from stock-based compensation	4,397	(855)	3,542
Proceeds from issuance of common stock	22,068	—	22,068
Net settlement of restricted stock and purchases of treasury stock	(7,123)	—	(7,123)

Net cash provided by (used for) financing activities	19,342	(855)	18,487

Effect of foreign exchange changes on cash and cash equivalents	(113)	—	(113)

Increase in cash and cash equivalents	37,120	—	37,120
Cash and cash equivalents at beginning of year	182,039	—	182,039

Cash and cash equivalents at end of quarter	$219,159	$—	$219,159

3.	Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock under SFAS 123(R) for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
Stock-based compensation by type of award:	2007	2006
Employee stock options	$2,800	$2,900
Employee stock option plan	74	413
Restricted stock units	5,367	883

Total stock-based compensation	8,241	4,196
Tax effect on stock-based compensation	(2,836)	(1,399)

Net effect on net income	$5,405	$2,797

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The estimated per share weighted average fair value of options and ESPP shares granted and the assumptions used to estimate fair value are shown below for the periods indicated:

Black Scholes assumptions and fair value	Stock options
	Three months ended March 31,
	2007	2006
Weighted average fair value per share of options granted	$8.70	$11.14
Expected volatility	36%	41%
Risk-free interest rate	4.5%	4.8%
Expected term (in years)	4.6	4.6

Black Scholes assumptions and fair value	Employee Stock Purchase Plan
	Three months ended March 31,
	2007	2006
Weighted average fair value per share of ESPP purchases	N/A	$7.39
Expected volatility	27%-30%	28%-38%
Risk-free interest rate	5.0%-5.2%	4.7%
Expected term (in years)	0.5-2.0	0.5-2.0

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2007 (in thousands except for weighted average exercise price and contractual term):

	Three months ended March 31, 2007
	Shares	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Options outstanding at January 1, 2007	8,381	$24.90
Options granted	113	$23.20
Options exercised	—	$—
Options forfeited and expired	(97)	$30.17

Options outstanding at March 31, 2007	8,397	$24.81	3.8	$28,321

Options vested and expected to vest at March 31, 2007	8,015	$24.96	3.7	$27,246

Options exercisable at March 31, 2007	6,391	$26.02	3.3	$21,448

A summary of the status of the entity’s non-vested shares of restricted stock awards and restricted stock units as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below (shares in thousands):

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	Three months ended, March 31, 2007
	Restricted stock awards		Restricted stock units
Nonvested shares	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Nonvested at January 1, 2007	711	$24.20	1,317	$22.07
Awards granted	—	$—	—	$—
Awards vested	(242)	$24.36	—	$—
Awards forfeited	—	$—	(35)	$24.64

Nonvested at March 31, 2007	469	$24.11	1,282	$22.09

The total intrinsic value of restricted stock vested was $5.6 million for the three months ended March 31, 2007. The aggregate intrinsic value at March 31, 2007 for the restricted stock units expected to vest was $20.2 million and the remaining weighted average vesting period was 2.1 years.

4.	Comprehensive Income

Comprehensive income, which includes net income, market valuation adjustments and currency translation adjustments, consists of the following (in thousands):

	Three months ended March 31,
	2007	2006 As restated(1)
Net income	$2,135	$12,392
Change in market valuation of investments, net of tax	541	335
Change in currency translation adjustment	(52)	173

Comprehensive income	$2,624	$12,900

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2007	December 31, 2006
Net unrealized investment income (loss)	$85	$(456)
Translation gains	1,641	1,693

Accumulated other comprehensive income	$1,726	$1,237

5.	Earnings Per Share

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

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (in thousands, except for per share amounts):

	Three Months Ended March 31
	2007	2006 Restated(1)
Basic net income per share:
Net income available to common shareholders	$2,135	$12,392

Weighted average common shares outstanding	56,969	56,293
Basic net income per share	$0.04	$0.22

Dilutive net income per share
Net income available to common shareholders	$2,135	$12,392
After-tax equivalent of expense related to 1.50% senior convertible debentures	—	750

Income for purposes of computing diluted net income per share	2,135	13,142

Weighted average common shares outstanding	56,969	56,293
Dilutive stock options and restricted stock awards	2,166	2,316
Weighted average assumed conversion of 1.50% senior convertible debentures	—	9,084

Weighted average common shares outstanding for purposes of computing diluted net income per share	59,135	67,693

Diluted net income per share	$0.04	$0.19

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2007	2006
Weighted stock options and restricted stock awards outstanding	3,199	2,089
Convertible debt	9,084	—

Total potential shares of common stock excluded from the computation of diluted earnings per share	12,283	2,089

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

6.	Balance Sheet Details

Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2007	December 31, 2006
Raw materials	$19,123	$21,179
Work-in-process	2,293	1,191
Finished goods	17,750	12,855

Total	$39,166	$35,225

Product Warranty Reserves

Product warranty reserves activities for the three months ended March 31:

(in thousands)	2007	2006
Balance at January 1	$6,655	$5,644
Charged to costs and expenses	2,836	1,485
Utilized	(2,269)	(1,134)

Balance at March 31	$7,222	$5,995

7.	Income taxes

For the first quarter of 2007, we recorded a tax benefit of $0.1 million compared to a tax provision of $2.6 million for the same period in 2006. The tax provision for the first quarter of 2006 included a benefit of $0.3 million related to a reduction in tax reserves, established in prior years on income from foreign operations, since such reserves were no longer required. Our effective tax rate in 2006, without the discrete charges and benefits above, was 20%. The decrease in our first quarter’s tax provision in 2007 compared to 2006, without the discrete charges and benefits described above, is due primarily to the temporary expiration of the federal research and development credit in the first three quarters of 2006 and increased permanently invested foreign earnings in 2007.

Primary differences in 2007 and 2006 between our recorded tax provision rate and the US statutory rate of 35% for both periods include tax benefits associated with credits for research and development costs for 2007 only, lower taxes on permanently invested foreign earnings, and the tax effects of charges related to stock-based compensation recorded pursuant to SFAS 123(R), which is non-deductible for tax purposes.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. The cumulative effect of adopting FIN 48 has been recorded as an increase of $4.8 million to retained earnings.

As of March 31 and January 1, 2007, the total amount of unrecognized benefits was $26.2 million and $25.6 million, of which $23.2 million and $22.6 million would affect the effective tax rate, if recognized. Included in the March 31 and January 1, 2007 balances is $3.0 million of unrecognized tax benefits arising from business combinations that, if recognized, would be recorded as an adjustment to goodwill and would not affect the effective tax rate. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31 and January 1, 2007 we have accrued $1.0 million and $0.9 million respectively for potential payments of interest and penalties.

As of March 31 and January 1, 2007, we were subject to examination by both the US federal and state tax jurisdictions for the 2002-2006 tax years and the Netherlands for 2005-2006 tax years. We are currently under examination by the Internal Revenue Service for the 2002 through 2004 tax years. It is likely that the examination phase of the audit for the years 2002 to 2004 will conclude in 2007. Though it is reasonably possible a reduction in the unrecognized tax benefits may occur, quantification of an estimated range cannot be made at this time.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

8.	Commitments and Contingencies

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

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Acacia Patent Litigation:

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

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Tesseron Patent Litigation:

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

On October 19, 2007, we filed with the SEC our Quarterly Report on Form 10-Q for the period ended September 30, 2006, and our Annual Report on Form 10-K for the year ended December 31, 2006.

9.	Information Concerning Business Segments

Information about Products and Services

We operate in a single industry segment, technology for high-quality printing in short production runs. In accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” our chief operating decision-makers have been identified as our executive officers, who review the operating results to make decisions about allocating resources and assessing performance for the entire Company. We do not have separate operating segments for which discrete financial statements are prepared. Our management makes operating decisions and assesses performance primarily based on the marketplace of our products, which is typically measured by revenues.

The following is a breakdown of revenues by product category for the three months ended March 31, 2007 and 2006 (in thousands):

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	Three months ended March 31,
	2007	2006 As restated(1)
Controllers	$79,960	$75,752
Inkjet Products	48,095	41,252
Advanced Professional Print Software	19,776	18,645

Total Revenue	$147,831	$135,649

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Information about Geographic Areas

We report revenues by geographic areas based on ship-to destinations. Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as accurate data is difficult to obtain.

The following is a breakdown of revenues by sales origin for the three ended March 31, 2007 and 2006, respectively (in thousands):

	Three months ended March 31,
	2007	2006 As restated(1)
Americas	$79,653	$70,074
Europe	47,172	46,424
Japan	17,196	13,491
Other International Locations	3,810	5,660

Total Revenue	$147,831	$135,649

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”). The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law.

The information below has been adjusted to reflect the restatement of our financial results which is more fully described in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006.

Business Overview

We are the world leader in color digital print servers, super-wide format printers and inks, and print management solutions. Our award-winning technologies offer integrated document management tools from creation to print, including high fidelity color Fiery print servers that can output up to 2000 pages per minute; VUTEk super-wide digital inkjet printers and UV and solvent inks capable of printing on flexible and rigid substrates; powerful print production workflow and management information software solutions for increased performance and cost efficiency; Jetrion industrial inkjet printers, inks and custom printing systems for the label and packaging industries; and corporate printing solutions. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table sets forth items in our condensed consolidated statements of income as a percentage of total revenue for the three months ended March 31, 2007 and 2006. These operating results are not necessarily indicative of our results for any future period.

	Three months ended March 31,
	2007	2006 As restated (1)
Revenue	100%	100%

Gross Profit	60%	60%

Operating expenses:
Research and development	24%	23%
Sales and marketing	19%	17%
General and administrative	14%	5%
Amortization of identified intangibles	6%	7%

Total operating expenses	63%	52%

Income (loss) from operations	-3%	8%

Interest and other income, net	4%	3%

Income before income taxes	1%	11%
Benefit from income taxes	0%	-2%

Net income	1%	9%

(1)	See Note 2, “Restatement of Consolidated Financial Statements” to Condensed Consolidated Financial Statements.

Revenue

We currently classify our revenue into three categories. The first category, “Controllers”, which connect digital copiers with computer networks, is primarily made up of stand-alone controller and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This category primarily includes our Fiery series, Splash, Edox, and MicroPress color and black and white controller products and spare parts. It also includes server-related revenue made up of scanning solutions. The second category, “Inkjet Products”, consists of sales of the super-wide format inkjet printers and inks, and parts and services revenue from the VUTEk and Jetrion businesses. The third category, “Advanced Professional Print Software”, or APPS, consists of software technology focused on printing workflow, print management information systems, proofing and web submission and job tracking tools and software options available on our controller products.

On a sequential basis the revenue performance in the first quarter of 2007 decreased by 4% from the fourth quarter of fiscal 2006, largely due to typically slower inkjet printer sales in the first quarter of the year. Controllers increased by 4% sequentially while APPS decreased 10% due to typically slower sales in the first quarter of the year. The Inkjet revenue decreased by 12% over the fourth quarter of 2006.

Revenues by Product Category

For the three months ended March 31, 2007 and 2006, revenues by product category were as follows (in thousands):

	Three months ended March 31,
		Percent	2006	Percent	Change
	2007	of total	(As restated)(1)	of total	$	%
Controllers	$79,960	54%	$75,752	56%	$4,208	6%
Inkjet Products	48,095	33%	41,252	30%	6,843	17%
Advanced Professional Print Software	19,776	13%	18,645	14%	1,131	6%

Total Revenue	$147,831	100%	$135,649	100%	$12,182	9%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements” to Condensed Consolidated Financial Statements.

Our revenues increased by 9% to $147.8 million in the first quarter of 2007, compared to $135.6 million in the first quarter of 2006. The Controllers category increased 6% in the first quarter of 2007 when compared to the same period in 2006, mostly attributable to new product launches in both servers and embedded controller categories with some of our major OEM partners. Inkjet revenue increased by 17% from prior period revenue. Stronger sales of UV printers which carry higher average selling prices as compared to solvent printers drove revenue higher. The addition of Jetrion revenues drove approximately 7% of the growth within the Inkjet category. APPS grew 6% compared to the first quarter of 2006. APPS as a percentage of total revenue decreased due to the higher growth rates of Inkjet products.

For the three months ended March 31, 2007 and 2006, the APPS category showed a 6% increase in the comparison of revenues year over year.

Revenues by Geographic Area

Revenues by geographic regions were as follows (in thousands):

	Three months ended March 31,
		Percent	2006	Percent	Change
	2007	of total	(As restated)(1)	of total	$	%
Americas	$79,653	54%	$70,074	52%	$9,579	14%
Europe	47,172	32%	46,424	34%	748	2%
Japan	17,196	12%	13,491	10%	3,705	27%
Other International Locations	3,810	2%	5,660	4%	(1,850)	-33%

Total Revenue	$147,831	100%	$135,649	100%	$12,182	9%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements” to Condensed Consolidated Financial Statements.

The increase in revenue across all geographic regions was driven by the growth of Inkjet products by 17% from last year and 6% growth of Controller and APPS products.

Americas

Americas grew due to strong sales of Inkjet printers as the company saw strong growth in UV printers. Controller sales were strong in Americas as new product introductions by some of our OEM attributed to our growth.

Europe

Europe grew due to strength in the Inkjet printers markets as we continue to expand our direct sales force presence and benefit from continued growth in demand of UV printers in our Inkjet products.

Japan and Other International Locations

The Japanese revenue increase was driven by stronger sales in our design-licensed color solutions due to new product introduction. The design-licensed color solutions were often sold to OEM customers in Japan for incorporation into their products which were then shipped from Japan to other countries.

Inkjet Products in the Americas, Europe and Japan contributed 17%, 14% and 1% of the first quarter of 2007 revenues, respectively. Americas and Europe growth was driven significantly by the continued growth of Inkjet printers.

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

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the three months ended March 31, 2007, three customers, Canon, Xerox and Konica Minolta-provided more than 10% of our revenue individually and approximately 43% of revenue in the aggregate. For the three months ended March 31, 2006, two customers—Canon and Xerox—provided more than 10% of our revenue individually and approximately 36% of revenue in the aggregate. The increase in the percentage of revenue from these major OEM partners in the first quarter of 2007 compared to the first quarter of 2006 is attributable to the strong performance in the first quarter of 2007 of our controllers product category related to product released in the second half of 2006. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations by most of our OEMs to purchase our products in significant amounts. Such reductions have in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenues from our inkjet products and our professional printing applications, the percentage of our revenue that comes from individual OEMs will continue to decrease.

We continue to develop new products and technologies for each of our product lines including new generations of server and controller products and other new product lines and to distribute those new products to or through current and new OEM customers, distribution partners, and end-users in 2008 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

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

Gross Margins

The gross margin for the quarter was 60%, just slightly below the gross margin for the same period in 2006. Inkjet printers typically have lower margins than the Controllers and APPS category. Controllers gross margin improved from prior year by approximately 1% due to sale of higher margin products which helped offset a decline in the overall gross margin percentage as Inkjet revenues continues to grow faster than the Controller and APPS categories.

Operating Expenses

Operating expenses as a percentage of revenue were 63% and 52% for the three-month periods ended March 31, 2007 and 2006, respectively. Operating expenses incurred as a percent of revenue due to primarily a 205% increase in general and administrative expenses in the first quarter of 2007 compared to the first quarter of 2006.

The following table shows operating expenses for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
		2006	Change
	2007	(As restated)(1)	$	%
Research and development	$35,753	$31,442	$4,311	14%
Sales and marketing	$27,571	$23,133	4,438	19%
General and administrative	$20,288	$6,660	13,628	205%
Amortization of identified intangibles	8,655	9,064	(409)	-5%

Total operating expenses	$92,267	$70,299	$21,968	31%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements” to Condensed Consolidated Financial Statements.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation, and costs of prototype materials.

Research and development (“R&D”) expenses for the three-month period ended March 31, 2007 totaled $35.8 million or 24% of revenue compared to approximately $31.4 million or 23% of revenue in the first quarter of 2006. In absolute dollars, research and development expense increased by approximately $4.3 million in the first quarter of 2007 from the first quarter of 2006. The major factors in the increase consisted of an increase of $1.5 million in stock-based compensation expense and increases in payroll and other employee related costs due to the Jetrion acquisition and additional R&D hiring. Research and development expenses excluding stock compensation grew 9%.

We believe that the development of new products and the enhancement of existing products are essential, and intend to continue to devote substantial resources to research and new product development efforts.

Sales and Marketing

Sales and marketing expenses include salaries, benefits and bonuses for our marketing and sales employees, travel and facility costs for our marketing, sales, support personnel, sales commissions, labor costs of fulfilling and processing an order, stock-based compensation expense under SFAS 123(R) for stock awards granted to marketing and sales employees, and overhead charges. These expenses also include costs of programs aimed at increasing revenues, such as advertising, trade shows and expositions, and various sales, promotional programs designed for specific sales channels and end users in all geographies.

Sales and marketing expenses for the three-month period ended March 31, 2007 were $27.6 million or 19% of revenue compared to $23.1 million or 17% of revenue for the three months ended March 31, 2006, an increase of 19% and $4.4 million from the first quarter of 2006. The major factors in the increase were the expenses related primarily to higher headcount as the sales team hired additional headcount to build a stronger direct sales and marketing organization to sell Inkjet products in all geographies. Headcount increased from the first quarter of 2006 due primarily to the Jetrion acquisition and additional hiring. Marketing effort also increased significantly to build out brand awareness, expand product promotions and increase our presence in key tradeshows.

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

General and Administrative

General and administrative expenses include salaries, benefits, and bonuses for our finance, human resources and legal personnel, as well as, professional fees for legal and accounting services, litigation costs, overhead costs, and stock-based compensation expense under SFAS 123(R) for stock awards granted to general and administrative employees.

General and administrative expenses were $20.3 million for the quarter ended March 31, 2007, or 14% of revenue, compared to $6.7 million for the quarter ended March 31, 2006, or 5% of revenue. The increase of $13.6 million consisted of stock option investigation costs of $5.8 million, an increase in bad debt expense of $3.6 million, higher employee related costs related to higher headcount and the Jetrion acquisition and approximately $1.6 million in costs in the first quarter of 2007 related to an acquisition that was not consummated. In 2006, bad debt expense was lower due to revisions of the original acquisition accounting that reduced the VUTEk allowance for doubtful accounts and the related bad debt expense.

We expect general and administrative expenses to decline upon the completion of the stock option investigation and becoming current with our filings with Securities and Exchange Commission.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended March 31, 2007 was $8.7 million compared to $9.1 million for the three months ended March 31, 2006. The slight decrease in amortization is due to several intangible assets being fully amortized during the preceding twelve months.

Interest and Other Income, Net

Interest income is derived mainly from our short-term investments, net of investment fees. For the three months ended March 31, 2007 and 2006 interest and other income was $7.3 million and $4.9 million, respectively. The increase for the comparison period was driven primarily by higher interest rates and higher cash and short term marketable securities.

Interest Expense

The only material component of interest expense is the interest expense and debt amortization costs related to our 1.50% senior convertible debt of approximately $1.3 million for each of the first quarters of 2007 and 2006.

Income Taxes

For the first quarter of 2007, we recorded a tax benefit of $0.1 million compared to a tax provision of $2.6 million for the same period in 2006. The tax provision for the first quarter of 2006 included a benefit of $0.3 million related to a reduction in tax reserves, established in prior years on income from foreign operations, since such reserves were no longer required. Our effective tax rate in 2006, without the discrete charges and benefits above, was 20%. The decrease in our first quarter’s tax provision in 2007 compared to 2006, without the discrete charges and benefits described above, is due primarily to the temporary expiration of the federal research and development credit in the first three quarters of 2006 and increased permanently invested foreign earnings in 2007.

Primary differences in 2007 and 2006 between our recorded tax provision rate and the US statutory rate of 35% for both periods include tax benefits associated with credits for research and development costs for 2007 only, lower taxes on permanently invested foreign earnings, and the tax effects of charges related to stock-based compensation recorded pursuant to FAS 123R, which is non-deductible for tax purposes.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. The cumulative effect of adopting FIN 48 has been recorded as an increase of $4.8 million to retained earnings.

Liquidity and Capital Resources

(in thousands)	March 31, 2007	December 31, 2006
Cash and cash equivalents	$192,206	$166,996
Short term investments	319,395	343,175

Total cash, cash equivalents and short term investments	$511,601	$510,171

	Three months ended June 30,
(in thousands)	2007	2006 As restated(1)	Change
Net cash provided by operating activities	$7,265	$5,233	$2,032
Net cash provided by investing activities	18,949	13,513	5,436
Net cash provided by (used for) financing activities	(1,023)	18,487	(19,510)
Effect of foreign exchange changes on cash and cash equivalents	19	(113)	132

Increase (decrease) in cash and cash equivalents	$25,210	$37,120	$(11,910)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”

Overview

Cash and cash equivalents and short term investments increased $1.4 million to $511.6 million as of March 31, 2007 from $510.2 million as of December 31, 2006. The increase is primarily due to cash generated by operations of $7.3 million primarily from net income and non-cash related activities. This is offset primarily by the uses of cash for purchases of property, plant and equipment and other assets.

Operating Activities

During the first three months of fiscal 2007, our operating activities generated cash flows of $7.3 million. The following items significantly impacted our cash provided by operating activities:

Net income of $2.1 million included $26.5 million of non-cash activity which was primarily stock-based compensation, deferred taxes and depreciation and amortization offset by changes in operating assets and liabilities of $21.4 million. Accounts payable and accrued liabilities decreased as bonuses and commission were paid in the first quarter of 2007.

Inventory increased by $3.9 million as the Inkjet products saw strong global growth. Prepaid expenses increased due mainly to tradeshow and other prepaid expenses.

Investing Activities

Investments

We received net proceeds from our marketable securities in the three months ended March 31, 2007 of $24.7 million. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Property and Equipment

Net purchases of property and equipment were $1.9 million in the first three months of 2007. Our property and equipment additions have historically been funded from operations.

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

Financing Activities

We repurchased restricted stock totaling $1.0 million from employees as net settlement for tax liabilities in the first three months of 2007. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. We anticipate that cash provided from exercise of stock options will decline over time as we shift to issuance of restricted stock awards and units rather than stock option awards.

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

Purchase Commitments

We may be required and have been required to compensate our sub-contract manufacturers for components purchased for orders subsequently cancelled by us. We periodically review the potential liability and the adequacy of the related accrual for such cancelled orders. Management analyzes current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of such accruals. Significant management judgments and estimates must be made and used in connection with establishing the accruals in any accounting period and such judgments and assessments may prove to be inaccurate. Material differences may result in the amount and timing of our income for any period if management made different judgments or utilized different estimates. Our financial condition and results of operations could be negatively impacted if we were required to compensate the sub-contract manufacturers in an amount significantly in excess of the accrual.

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

Please refer to “Part II – Other Information, Item 1: Legal Proceedings” in this Form 10-Q for more information regarding our legal proceedings.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provide a cost effective means of providing adequate office space for our corporate offices. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger related covenants as of March 31, 2007. We are liable to the lessor for the financed amount of the buildings if we default on our covenants. We obtained limited and conditional waivers from the lessor regarding any event of default that should occur solely as a result of an event of default on other indebtedness caused by our failure to comply with covenants relating to the filing and delivery of our periodic reports.

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no deficiency to the guaranteed value at March 31, 2007. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at March 31, 2007 for a total of $88.6 million) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times.

In conjunction with the Leases, we leased the land on which the buildings are located to the lessor of the buildings. These separate ground leases are for approximately 30 years. We are treated as the owner of these buildings for federal income tax purposes.

We determined that the synthetic lease agreements qualify as variable interest entities (VIEs); however, because we are not the primary beneficiary as defined by FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, as revised” (“FIN 4R”) we are not required to consolidate the VIEs in our financial statements.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to the Condensed Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock and working capital.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward foreign exchange contracts outstanding as of March 31, 2007.

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

The following table presents the hypothetical change in fair values in the financial instruments we held at March 31, 2007 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50, and 25 basis points (BPS).

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total Fair Market Value	$363,866	$361,707	$360,628	$358,469	$357,389	$355,230
Percent Change in Fair Value	1.20%	0.60%	0.30%	-0.30%	-0.60%	-1.20%

Convertible Debentures

The fair value of our long-term debt, including current maturities, was estimated to be $249.3 million as of March 31, 2007.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro and Japanese yen. The majority of our receivables are invoiced and collected in U.S. dollars, and as such are a net payer of currencies other than the U.S. dollar due to our operations in foreign countries. As such we can benefit from a stronger dollar and be adversely affected by a weaker dollar relative to major currencies worldwide. Accordingly, changes in exchange rates and in particular a weakening of the U.S. dollar may adversely affect our consolidated expenses and operating margins as expressed in U.S. dollars. We currently do not hedge our foreign currency exposure as the net impact of these exposures has historically been insignificant.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended March 31, 2007, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2007, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

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

Acacia Patent Litigation:

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

Tesseron Patent Litigation:

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

We filed with the SEC, on October 19, 2007, our Quarterly Report on Form 10-Q for the period ended September 30, 2006, and our Annual Report on Form 10-K for the year ended December 31, 2006, and on October 22, 2007 our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007.

Item 1A:	Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part 1, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A. Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases under the stock buyback program for the three months ended March 31, 2007.

Item 3:	Defaults upon Senior Securities

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

As of March 31, 2007, we had approximately $511.6 million of cash and investments. Accordingly, EFI believes that, if the Debentures were accelerated, it has adequate financial resources to pay any unpaid principal and interest due on the Debentures. Although EFI reserves the right to take any action it deems appropriate, and has not conceded that any default has occurred under the indenture, EFI currently expects that, upon a valid acceleration (if any) of the Debentures, it would repay all outstanding amounts due thereunder. The Debentures are convertible into approximately 9.1 million shares of EFI’s common stock. EFI includes the approximately 9.1 million shares related to the Debentures in the calculation of its earnings per share, and the inclusion of these shares is dilutive to earnings. A repayment of the Debentures would result in the exclusion of the 9.1 million shares from EFI’s share count, thereby reducing the number of shares used in its earnings per share calculation.

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

ELECTRONICS FOR IMAGING, INC.

October 22, 2007	By:	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

October 22, 2007	By:	/s/ John Ritchie
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