Form 10-Q
period 2007-06-30
ELECTRONICS FOR IMAGING INC
filed 2007-10-22
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares of Common Stock outstanding as of October 15, 2007 was 57,530,227.

ELECTRONICS FOR IMAGING, INC.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$192,290	$166,996
Short-term investments, available for sale	325,077	343,175
Accounts receivable, net of allowance of $8.5 million and $7.9 million respectively	101,927	96,252
Inventories	37,508	35,225
Other current assets	26,745	13,199

Total current assets	683,547	654,847
Property and equipment, net	53,251	52,646
Restricted investments	88,580	88,580
Goodwill	211,946	212,992
Intangible assets, net	102,698	120,030
Other assets	30,888	15,556

Total assets	$1,170,910	$1,144,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,084	$41,834
Convertible debt	240,000	240,000
Accrued and other liabilities	56,840	62,954
Deferred revenue	20,003	26,461
Income taxes payable	9,992	21,824

Total current liabilities	368,919	393,073
Long-term taxes payable	21,502	—

Total liabilities	390,421	393,073

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 57,552 and 57,614 shares outstanding, respectively	691	691
Additional paid-in capital	591,522	577,997
Treasury stock, at cost, 11,536 and 11,490 shares, respectively	(249,693)	(248,631)
Accumulated other comprehensive income	1,146	1,237
Retained earnings	436,823	420,284

Total stockholders’ equity	780,489	751,578

Total liabilities and stockholders’ equity	$1,170,910	$1,144,651

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2007	2006 As restated(2)	2007	2006 As restated(2)
Revenue	$162,441	$137,338	$310,272	$272,987
Cost of revenue (1)	66,712	54,810	126,202	108,852

Gross Profit	95,729	82,528	184,070	164,135

Operating expenses:
Research and development (1)	34,921	30,466	70,674	61,908
Sales and marketing (1)	32,215	25,618	59,786	48,751
General and administrative (1)	17,649	11,900	37,937	18,560
Amortization of identified intangibles	8,775	8,990	17,430	18,054

Total operating expenses	93,560	76,974	185,827	147,273

Income (loss) from operations	2,169	5,554	(1,757)	16,862

Interest and other income, net:
Interest and other income (expense), net	7,255	5,243	14,506	10,148
Gain on sale of product line, net	—	6,995	—	6,995
Interest expense	(1,250)	(1,252)	(2,500)	(2,503)

Total interest and other income, net	6,005	10,986	12,006	14,640

Income before income taxes	8,174	16,540	10,249	31,502
(Provision for) benefit from income taxes	1,432	(4,880)	1,492	(7,450)

Net income	$9,606	$11,660	$11,741	$24,052

Net income per basic common share	$0.17	$0.20	$0.21	$0.42

Shares used in basic per-share calculation	57,105	56,996	57,037	56,644

Net income per diluted common share	$0.15	$0.18	$0.19	$0.38

Shares used in diluted per-share calculation	68,688	67,807	68,518	67,805

(1) Includes stock-based compensation expense as follows:

	2007	2006 As restated(2)	2007	2006 As restated(2)
Cost of revenue	$465	$357	$1,110	$672
Research and development	2,246	1,837	5,294	3,360
Sales and marketing	1,024	698	2,330	1,280
General and administrative	1,870	2,815	5,112	4,591
(2) See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended, June 30,
(in thousands)	2007	2006 As restated(1)
Cash flows from operating activities:
Net income	$11,741	$24,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,349	22,548
Deferred taxes	(1,432)	12,930
Provision for allowance for bad debts and sales-related allowances	3,424	7,014
Tax benefit from employee stock plans	(101)	3,967
Excess tax benefit from stock-based compensation	—	(3,758)
Stock-based compensation	13,846	9,903
Gain on sale of product line	—	(6,995)
Changes in operating assets and liabilities	(31,957)	(49,669)

Net cash provided by operating activities	17,870	19,992

Cash flows from investing activities:
Purchases of short-term investments	(124,384)	(92,752)
Proceeds from sales and maturities of short-term investments	142,419	125,890
Purchase of property and equipment	(4,923)	(5,519)
Proceeds from sale of product line	—	10,000
Purchases of other investments	(4,612)	(335)

Net cash provided by investing activities	8,500	37,284

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	—	3,758
Proceeds from issuance of common stock	—	27,546
Net settlement of restricted stock and purchases of treasury stock	(1,062)	(28,872)

Net cash provided by (used for) financing activities	(1,062)	2,432

Effect of foreign exchange changes on cash and cash equivalents	(14)	(88)

Increase in cash and cash equivalents	25,294	59,620
Cash and cash equivalents at beginning of period	$166,996	$182,039

Cash and cash equivalents at end of period	$192,290	$241,659

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of Electronics For Imaging, Inc. and its subsidiaries (“EFI”). Intercompany accounts and transactions have been eliminated in consolidation.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS 157”). This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. We expect to adopt SFAS No. 157 beginning January 1, 2008. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We expect to adopt SFAS No. 159 beginning January 1, 2008. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

2.	Restatement of Condensed Consolidated Financial Statements

We are restating our condensed consolidated statement of operations for the three and six months ended June 30, 2006, our condensed consolidated statements of cash flows for the six months ended June 30, 2006, and related disclosures in this quarterly report on Form 10-Q:

Summary of Accounting Adjustments

As part of the restatement of our condensed consolidated financial statements reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and filed on October 19, 2007, we noted immaterial non-cash accounting adjustments for the quarter ended June 30, 2006. The impact of such adjustments for the three and six month periods ended June 30, 2006 was $122 thousand and ($53) thousand, respectively. In relation to the January 1, 2006 adoption of the fair value recognition provision of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) using the modified prospective transition method.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Impact of Restatement

The following table presents the effect of the stock-based compensation expense adjustments, other adjustments and related income tax effect on the Company’s previously reported condensed consolidated statements of operations:

	Three months ended June 30, 2006			Six months ended June 30, 2006
(in thousands, except per share amounts)	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
Revenue	$137,338	$—	$137,338	$271,603	$1,384	$272,987
Cost of revenue	54,818	(8)	54,810	107,942	910	108,852

Gross Profit	82,520	8	82,528	163,661	474	164,135

Operating expenses:
Research and development	30,331	135	30,466	61,891	17	61,908
Sales and marketing	25,641	(23)	25,618	48,751	—	48,751
General and administrative	11,882	18	11,900	18,156	404	18,560
Amortization of identified intangibles	8,990	—	8,990	18,054	—	18,054

Total operating expenses	76,844	130	76,974	146,852	421	147,273

Income (loss) from operations	5,676	(122)	5,554	16,809	53	16,862

Interest and other income, net:
Interest and other income (expense), net	5,243	—	5,243	10,148	—	10,148
Gain on sale of product line, net	6,995	—	6,995	6,995	—	6,995
Interest expense	(1,252)	—	(1,252)	(2,503)	—	(2,503)

Total interest and other income, net	10,986	—	10,986	14,640	—	14,640

Income (loss) before income taxes	16,662	(122)	16,540	31,449	53	31,502
(Provision for) benefit from income taxes	(4,907)	27	(4,880)	(7,438)	(12)	(7,450)

Net income (loss)	$11,755	$(95)	$11,660	$24,011	$41	$24,052

Earnings per share
Net income per basic common share	$0.21		$0.20	$0.42		$0.42

Net income per diluted common share	$0.18		$0.18	$0.38		$0.38

Shares used in basic per-share calculation	56,996		56,996	56,644		56,644

Shares used in diluted per-share calculation	67,753		67,807	67,734		67,805

The following table presents the effect of the stock-based compensation expense adjustments, other adjustments and related income tax effect on the Company’s previously reported condensed consolidated statements of cash flows for the six months ended June 30, 2006:

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	For the six months ended June 30, 2006
(in thousands)	As previously reported	Restatement adjustments	As restated
Cash flows from operating activities:
Net income	$24,011	$41	$24,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,548	—	22,548
Deferred taxes	12,459	471	12,930
Provision for allowance for bad debts and sales-related allowances	7,014	—	7,014
Tax benefit from employee stock plans	—	3,967	3,967
Excess tax benefit from stock-based compensation	(4,993)	1,235	(3,758)
Stock-based compensation	9,468	435	9,903
Gain on sale of product line	(6,995)	—	(6,995)
Changes in operating assets and liabilities, net of effect of acquired companies	(44,755)	(4,914)	(49,669)

Net cash provided by operating activities	18,757	1,235	19,992

Cash flows from investing activities:
Purchases of short-term investments	(92,752)	—	(92,752)
Proceeds from sales and maturities of short-term investments	125,890	—	125,890
Purchase of property and equipment	(5,975)	456	(5,519)
Proceeds from sale of product line	10,000	—	10,000
Purchases of other investments	121	(456)	(335)

Net cash provided by investing activities	37,284	—	37,284

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	4,993	(1,235)	3,758
Proceeds from issuance of common stock	27,546	—	27,546
Net settlement of restricted stock and purchases of treasury stock	(28,872)	—	(28,872)

Net cash provided by (used for) financing activities	3,667	(1,235)	2,432

Effect of foreign exchange changes on cash and cash equivalents	(88)	—	(88)

Increase in cash and cash equivalents	59,620	—	59,620
Cash and cash equivalents at beginning of period	182,039	—	182,039

Cash and cash equivalents at end of period	$241,659	$—	$241,659

3.	Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock under SFAS 123(R) for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$2,278	$2,789	$5,078	$5,689
Employee stock purchase plan	65	158	139	571
Restricted stock units	3,262	2,760	8,629	3,643

Total stock-based compensation	5,605	5,707	13,846	9,903
Tax effect on stock-based compensation	(1,929)	(1,866)	(4,765)	(3,265)

Net effect on net income	$3,676	$3,841	$9,081	$6,638

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

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The estimated per share weighted average fair value of options and ESPP shares granted and the assumptions used to estimate fair value are shown below for the periods indicated:

	Stock options
	Three months ended June 30,		Six months ended June 30,
Black Scholes assumptions and fair value	2007	2006	2007	2006
Weighted average fair value per share of options granted	$10.09	$10.18	$9.57	$10.95
Expected volatility	35%	41%	35%	33%
Risk free interest rate	4.9%	5.1%	4.8%	4.4%
Expected life (in years)	4.6	4.6	4.6	4.6

	Employee Stock Purchase Plan
	Three months ended June 30,		Six months ended June 30,
Black Scholes assumptions and fair value	2007	2006	2007	2006
Weighted average fair value per share of ESPP purchased	N/A	N/A	N/A	$7.39
Expected volatility	27%-30%	28%-38%	27%-30%	28%-38%
Risk free interest rate	5.0%-5.2%	4.4%	5.0%-5.2%	4.7%
Expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2007 and activity for the six months ended June 30, 2007 (in thousands except for weighted average exercise price and contractual term):

	Six months ended June 30, 2007
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2007	8,381	$24.90
Options granted	304	$25.58
Options exercised	—	$—
Options forfeited and expired	(167)	$29.50

Options outstanding at June 30, 2007	8,518	$24.83	3.7	$56,979

Options vested and expected to vest at June 30, 2007	8,133	$24.94	3.5	$54,787

Options exercisable at June 30, 2007	6,646	$25.68	3.3	$44,957

A summary of the status of the entity’s non-vested shares of restricted stock awards and restricted stock units as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below (shares in thousands):

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	Six months ended June 30, 2007
	Restricted stock awards		Restricted stock units
Nonvested shares	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Nonvested at January 1, 2007	711	$24.20	1,317	$22.07
Awards granted	—	$—	—	$—
Awards vested	(248)	$24.30	—
Awards forfeited	(16)	$24.64	(61)	$21.03

Nonvested at June 30, 2007	447	$24.12	1,256	$22.21

The total intrinsic value of restricted stock vested was $5.8 million for the six months ended June 30, 2007. The aggregate intrinsic value at June 30, 2007 for the restricted stock units expected to vest was $23.7 million and the remaining weighted average vesting period was 1.8 years.

4.	Comprehensive Income

Comprehensive income, which includes net income, market valuation adjustments and currency translation adjustments, consists of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006 As restated(1)	2007	2006 As restated(1)
Net income	$9,606	$11,660	$11,741	$24,052
Change in market valuation of investments, net of tax	(577)	504	(36)	839
Change in currency translation adjustment	(3)	816	(55)	990

Comprehensive income	$9,026	$12,980	$11,650	$25,881

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2007	December 31, 2006
Net unrealized investment losses	$(492)	$(456)
Translation gains	1,638	1,693

Accumulated other comprehensive income	$1,146	$1,237

5.	Earnings Per Share

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

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 (in thousands, except for per share amounts):

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	Three months ended June 30,		Six months ended June 30,
	2007	2006 As restated(1)	2007	2006 As restated(1)
Basic net income per share:
Net income available to common shareholders	$9,606	$11,660	$11,741	$24,052

Weighted average common shares outstanding	57,105	56,996	57,074	56,644
Basic net income per share	$0.17	$0.20	$0.21	$0.42

Dilutive net income per share
Net income available to common shareholders	$9,606	$11,660	$11,741	$24,052
After-tax equivalent of expense related to 1.50% senior convertible debentures	750	750	1,500	1,500

Income for purposes of computing diluted net income per share	10,356	12,410	13,241	25,552

Weighted average common shares outstanding	57,105	56,996	57,037	56,644
Dilutive stock options and restricted stock awards	2,499	1,727	2,397	2,077
Weighted average assumed conversion of 1.50% senior convertible debentures	9,084	9,084	9,084	9,084

Weighted average common shares outstanding for purposes of computing diluted net income per share	68,688	67,807	68,518	67,805

Diluted net income per share	$0.15	$0.18	$0.19	$0.38

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods presented :

	Three months ended June 30,		Six months ended June 30,
	2007	2006 As restated	2007	2006 As restated
Weighted stock options and awards outstanding	2,316	2,998	2,846	2,416
Convertible debt	—	—	—	—

Total potential shares of common stock excluded from the computation of diluted earnings per share	2,316	2,998	2,846	2,416

6.	Balance Sheet Details

Inventories

Inventories consisted of the following :

(in thousands)	June 30, 2007	December 31, 2006
Raw materials	$17,356	$21,179
Work-in-process	2,666	1,191
Finished goods	17,486	12,855

Total	$37,508	$35,225

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Product warranty reserves

Product warranty reserve activities for the six months ended June 30, 2007:

(in thousands)	2007	2006
Balance at January 1	$6,655	$5,644
Charged to costs and expenses	5,071	2,551
Utilized	(4,375)	(2,007)

Balance at June 30	$7,351	$6,188

7.	Income taxes

For the second quarter of 2007, we recorded a tax benefit of $1.4 million compared to a tax provision of $4.9 million for the same period in 2006. The tax provision for the second quarter of 2007 included a tax benefit of $0.9 million related to both US Internal Revenue Code Section 409A payments made on employees’ behalf and a valuation allowance release related to compensation deductions that are no longer anticipated to be limited by U.S. Internal Revenue Code Section 162(m). The second quarter 2007 tax provision also included a charge of $0.1 million related to potential interest related to future tax assessments. The tax provision for the second quarter of 2006 included a charge of $2.9 million related to the sale of the MWA assets. Our effective tax rate in 2006, without the discrete charges and benefits above, was 21%. The decrease in our second quarter’s tax provision in 2007 compared to 2006, without the discrete charges and benefits described above, is due primarily to the temporary expiration of the federal research and development credit in the first three quarters of 2006 and increased permanently invested foreign earnings in 2007.

For the six months ended June 30, 2007, we recorded a tax benefit of $1.5 million compared to a tax provision of $7.4 million for the same period in 2006. Primary differences in the tax provisions for the two periods are described above. For the first two quarters of 2006, the provision also included a benefit of $0.3 million related to a reduction in tax reserves, established in prior years on income from foreign operations, since such reserves were no longer required.

Primary differences in 2007 and 2006 between our recorded tax provision rate and the US statutory rate of 35% for the periods above include tax benefits associated with credits for research and development costs for 2007 only, lower taxes on permanently invested foreign earnings, and the tax effects of charges related to stock-based compensation recorded pursuant to SFAS 123(R), which is non-deductible for tax purposes.

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

As of June 30 and January 1, 2007, the total amount of unrecognized benefits was $28.7 million and $25.6 million, of which $25.7 million and $22.6 million would affect the effective tax rate, if recognized. Included in the June 30 and January 1, 2007 balances is $3.0 million of unrecognized tax benefits arising from business combinations that, if recognized, would be recorded as an adjustment to goodwill and would not affect the effective tax rate. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At June 30 and January 1, 2007 we have accrued $1.3 million and $0.9 million for potential payments of interest and penalties.

As of June 30 and January 1, 2007, we were subject to examination by both the US federal and state tax jurisdictions for the 2002-2006 tax years and the Netherlands for 2005-2006 tax years. We are currently under examination by the Internal Revenue Service for the 2002 through 2004 tax years. It is reasonably possible that the audit for the years 2002 to 2004 will conclude in 2007. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible a reduction in the unrecognized tax benefits may occur in the range of $5.5 to $7.2 million. $2.5 to $3.5 million of the reduction in unrecognized tax benefits, if settled in our favor, would positively impact our effective tax rate, and be recognized as additional tax benefits in our statement of operations. The reduction in unrecognized tax benefits relates primarily to intercompany cost allocations and the research and development credits.

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

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Nasdaq Delisting Proceedings:

Due to the Special Committee investigation, we were unable to file on a timely basis with the SEC our Quarterly Report on Form 10-Q for the period ended September 30, 2006, our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2007 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. On November 15, 2006, we received a Nasdaq staff determination notice stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14) due to our failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006, and that our common stock is, therefore, subject to delisting from The Nasdaq Stock Market. We received additional Nasdaq staff determination notices with respect to our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2007 and June 30, 2007.

We requested and subsequently attended a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”) to appeal the staff determination and presented a plan to cure the filing deficiencies and regain compliance. The Panel granted our request for continued listing on The Nasdaq Global Select Market, subject to certain conditions which we were unable to meet because of the then-ongoing independent investigation of our historical stock option grants. As a result, the Panel notified us that it had determined to delist our common stock, which ordinarily would have resulted in the suspension of our common stock effective on May 17, 2007. However, the Nasdaq Listing and Hearing Review Council (the “Listing Council”), pursuant to its discretionary authority under Marketplace Rule 4807(b), called for review the decision of the Panel regarding our case and stayed any action by the Panel to suspend our common stock from trading on The Nasdaq Global Select Market pending further action by the Listing Council.

On July 2, 2007, we provided the Listing Council with an additional submission for its consideration, and requested that the Listing Council exercise its discretionary authority, pursuant to Marketplace Rule 4802(b), in favor of granting us an additional extension to regain compliance with Nasdaq’s filing requirement, as set forth in Marketplace Rule 4310(c)(14).

On August 23, 2007, the Listing Council notified EFI that it had determined to exercise its discretionary authority, under Nasdaq Marketplace Rule 4802(b), to grant EFI an exception to demonstrate compliance with all of The Nasdaq Global Select Market continued listing requirements through October 22, 2007.

We filed with the SEC, on October 19, 2007, our Quarterly Report on Form 10-Q for the period ended September 30, 2006, and our Annual Report on Form 10-K for the year ended December 31, 2006 and, on October 22, 2007, our Quarterly Report on Form 10-Q for the period ended March 31, 2007.

9.	Information Concerning Business Segments

Information about Products and Services

We operate in a single industry segment, technology for high-quality printing in short production runs. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” our chief operating decision-makers have been identified as our executive officers, who review the operating results to make decisions about allocating resources and assessing performance for the entire Company. We do not have separate operating segments for which discrete financial

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

statements are prepared. Our management makes operating decisions and assesses performance primarily based on the marketplace of our products, which is typically measured by revenues.

The following is a breakdown of revenues by product category for the three and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006 As restated(1)	2007	2006 As restated(1)
Controllers	$84,827	$75,749	$164,787	$151,501
Inkjet Products	54,837	42,426	102,932	83,678
Advanced Professional Print Software	22,777	19,163	42,553	37,808

Total Revenue	$162,441	$137,338	$310,272	$272,987

(1)	See Note 2, "Restatement of Condensed Consolidated Financial Statements".

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

The following is a breakdown of revenues by ship-to regions for the three and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006 As restated(1)	2007	2006 As restated(1)
Americas	$85,970	$75,350	$165,623	$145,423
Europe	60,687	42,477	107,859	$88,901
Japan	11,013	14,406	28,209	27,897
Other International Locations	4,771	5,105	8,581	10,766

Total Revenue	$162,441	$137,338	$310,272	$272,987

(1)	See Note 2, "Restatement of Condensed Consolidated Financial Statements".

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth items in our condensed consolidated statements of income as a percentage of total revenue for the three and six months ended June 30, 2007 and 2006. These operating results are not necessarily indicative of our results for any future period.

	Three months ended June 30,		Six months ended June 30,
	2007	2006 As restated(1)	2007	2006 As restated(1)
Revenue	100%	100%	100%	100%
Gross Profit	59%	60%	59%	60%
Operating expenses:
Research and development	22%	22%	23%	22%
Sales and marketing	20%	19%	19%	18%
General and administrative	11%	8%	12%	7%
Amortization of identified intangibles	5%	7%	5%	6%

Total operating expenses	58%	56%	59%	53%

Income (loss) from operations	1%	4%	0%	7%

Interest and other income, net	4%	8%	4%	5%

Income before income taxes	5%	12%	4%	12%
(Provision for) benefit from income taxes	1%	-4%	0%	-3%

Net income	6%	8%	4%	9%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Revenue

We currently classify our revenue into three categories. The first category, “Controllers”, which connect digital copiers with computer networks, is primarily made up of stand-alone controller and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This category primarily includes our Fiery series, Splash, Edox, and MicroPress color and black and white server products and spare parts. It also includes server-related revenue made up of scanning solutions. The second category,” Inkjet Products”, consists of sales of the super-wide format inkjet printers and inks, and parts and services revenue from the VUTEk and Jetrion businesses. The third category, “Advanced Professional Print Software”, or APPS, consists of software technology focused on printing workflow, print management information systems, proofing and web submission and job tracking tools and software options available on our controller products.

On a sequential basis, the revenue performance in the second quarter of 2007 was 10% higher than first quarter of 2007 results, with all product categories contributing to the increase. Revenues in the Controller category increased 6%, Inkjet Products increased 14% and APPS category increased 15% in the second quarter of 2007 over the first quarter of 2007.

Revenues by Product Category

For the three months ended June 30, 2007 and 2006, revenues by product category were as follows (in thousands):

	Three months ended June 30,
	2007	Percent of total	2006 As restated(1)	Percent of total	Change
					$	%
Controllers	$84,827	52%	$75,749	55%	$9,078	12%
Inkjet Products	54,837	34%	42,426	31%	12,411	29%
Advanced Professional Print Software	22,777	14%	19,163	14%	3,614	19%

Total Revenue	$162,441	100%	$137,338	100%	$25,103	18%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

For the second quarter of 2007, revenue increased by 18% to $162.4 million versus $137.3 million in the same quarter in the prior year, mainly due to an increase in Inkjet Products, a product category that includes revenues from the Jetrion business acquired in October 2006. Inkjet Products contributed 34% of our total revenue for the second quarter of 2007 as compared to 31% for the second quarter of 2006, and revenue from the inkjet products category increased by 29% in the second quarter of 2007, compared to the second quarter of 2006. The increase was primarily driven by the strength of the European market. Advanced Professional Print Software revenue increased 19% year over year due to strong sales in the Americas; and Controllers increased 12% year over year with strong server growth, partially offset by a decrease in embedded products revenue.

For the six months ended June 30, 2007 and 2006, revenues by product category were as follows (in thousands):

	Six months ended June 30,
	2007	Percent of total	2006 As restated(1)	Percent of total	Change
					$	%
Controllers	$164,787	53%	$151,501	55%	$13,286	9%
Inkjet Products	102,932	33%	83,678	31%	19,254	23%
Advanced Professional Print Software	42,553	14%	37,808	14%	4,745	13%

Total Revenue	$310,272	100%	$272,987	100%	$37,285	14%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Our total revenue increased by 14% to $310.3 million for the six months ended June 30, 2007, compared to $273.0 million in the same period of 2006. The growth of Inkjet Products revenues which increased by $19.3 million, or 23% was due to an increase in units shipped with higher average revenue per unit as we sell more UV printers which tend to sell at a higher average sales price than Solvent printers. Super-wide format printers continue to see strong growth. Jetrion acquisition also increased the number of Inkjet printers shipped. This product category accounted for 52% of the increase in our total revenue compared to the six months ended June 30, 2006. Controller revenue increased by 9% and represented 36% of the year-on-year growth in revenue. Controller revenue increased primarily due to the strong performance of our servers, in line with new product introductions with some of our significant OEM customers. Revenues in the Advanced Professional Print Software increased by 13% for the six months ended June 30, 2007 compared to the same period in 2006 mainly due to a strong second quarter in the Americas for 2007.

Revenues by Geographic Area

Revenues by geographic regions for the three months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three months ended June 30,
	2007	Percent of total	2006 As restated(1)	Percent of total	Change
					$	%
Americas	$85,970	53%	$75,350	55%	$10,620	14%
Europe	60,687	37%	42,477	31%	18,210	43%
Japan	11,013	7%	14,406	10%	(3,393)	-24%
Other International Locations	4,771	3%	5,105	4%	(334)	-7%

Total Revenue	$162,441	100%	$137,338	100%	$25,103	18%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Europe accounted for 73% of the overall increase in revenues for the three months ended June 30, 2007 compared to the same period in 2006, primarily the result of strong Inkjet printer revenue in the second quarter of 2007. The increases in revenue in the Americas of 14% was due mainly to strong Inkjet sales and APPS sales.

The following table shows revenue by geographic area for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended June 30,
	2007	Percent of total	2006 As restated(1)	Percent of total	Change
					$	%
Americas	$165,623	53%	$145,423	53%	$20,200	14%
Europe	107,859	35%	88,901	33%	18,958	21%
Japan	28,209	9%	27,897	10%	312	1%
Other International Locations	8,581	3%	10,766	4%	(2,185)	-20%

Total Revenue	$310,272	100%	$272,987	100%	$37,285	14%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Americas accounted for 54% of the overall increase in revenues for the six months ended June 30, 2007 compared to the same period in 2006. This was primarily due to the addition of Jetrion revenue which is primarily Americas, and strong controller revenues from the Controller business as certain OEMs introduced products in the first quarter.

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

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the three month period ended June 30, 2007, three customers – Canon, Konica Minolta and Xerox – each provided more than 10% of our revenue individually and approximately 47% of revenue in the aggregate.

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

Gross Margins

For both the quarter and the six months ended June 30, 2007 our gross margin was 59% compared to 60% for the same periods in 2006. The slight decrease in gross margin for the quarter and the six months ended June 30, 2007 compared to the same period in 2006 was impacted by product mix. Inkjet products category has lower margins than the Controller and APPS category. Inkjet category revenue has increased as a percentage of total company revenue. As Inkjet increases, the overall margin for the company may decrease.

Operating Expenses

Operating expenses including amortization of intangible assets, as a percentage of revenue, were 58% and 56% for the three-months ended June 30, 2007 and 2006, respectively. Operating expenses including amortization of intangible assets, as a percentage of revenue, were 59% and 53% for the six-month periods ended June 30, 2007 and 2006, respectively. The increase in operating expenses was due to the increase in general and administrative costs of 3 percentage points and 5 percentage points for the three and six months ended June 30, 2007 compared with the same periods in 2006. Increasing the three and six months ended June 30, 2007 are costs related to the stock option review and increased employee and facilities costs.

We anticipate that operating expenses may increase in future periods both in absolute dollars and as a percentage of revenue as investments are made in new business areas and in direct and channel relationships in our sales organization. We anticipate overall expenses would decline for costs related to the stock option investigation.

The following table shows operating expenses for the three months and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2007	2006 As restated(1)	Change		2007	2006 As restated(1)	Change
			$	%			$	%
Research and development	$34,921	$30,466	$4,455	15%	$70,674	$61,908	$8,766	14%
Sales and marketing	32,215	25,618	6,597	26%	59,786	48,751	11,035	23%
General and administrative	17,649	11,900	5,749	48%	37,937	18,560	19,377	104%
Amortization of identified intangibles	8,775	8,990	(215)	-2%	17,430	18,054	(624)	-3%

Total operating expenses	$93,560	$76,974	$16,586	22%	$185,827	$147,273	$38,554	26%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation, and costs of prototype materials.

Research and development expenses for the three-month period ended June 30, 2007 totaled $34.9 million or 22% of revenue compared to $30.5 million or 22% of revenue in the second quarter of 2006, an increase of $4.4 million or 15%. Increased costs included a $2.0 million increase in employee costs, a $1.0 million increase in prototype expense and $0.5 million increase in consulting fees.

Research and development expenses for the six months ended June 30, 2007 were $70.7 million or 23% of revenue compared to $61.9 million or 22% of revenue for the six months of 2006, an increase of $8.8 million or 14%. The major factors contributing to the increase were employee costs, consulting and prototype expense.

We believe that the development of new products and the enhancement of existing products are essential and intend to continue to devote substantial resources to research and new product development efforts. Accordingly, we expect that our research and development expenses may increase in absolute dollars and also as a percentage of revenue in future periods.

Sales and Marketing

Sales and marketing expenses include salaries, benefits and bonuses for our marketing and sales employees, travel and facility costs for our marketing, sales, support personnel, sales commissions, labor costs of fulfilling and processing an order, stock-based compensation expense under SFAS 123(R) for stock awards granted to marketing and sales employees, and overhead expenses. These expenses also include costs of programs aimed at increasing revenues, such as advertising, trade shows and expositions, and various sales, promotional programs designed for specific sales channels and end users in all geographies.

Sales and marketing expenses for the three month period ended June 30, 2007 totaled $32.2 million or 20% of revenue compared to $25.6 million or 19% of revenue in the second quarter of 2006, an increase of $6.6 million or 26%. The increase is primarily due to a $3.5 million increase in employee costs related to higher headcount to build a stronger direct sales and marketing organization for the Inkjet Products category.

Sales and marketing expenses for the six months ended June 30, 2007 were $59.8 million or 19% of revenue compared to $48.8 million or 18% of revenue for the six months of 2006, an increase of $11.0 million or 23%. The major factors contributing to the increase were employee costs, travel and entertainment, promotions and tradeshows.

We expect that our sales and marketing expenses may increase in absolute dollars as we continue to actively promote our products, introduce new products and services, and continue to build our sales and marketing organization, particularly in Europe and Asia Pacific. Also, as we continue to grow our software solutions, Inkjet products and other new product lines which require greater sales and marketing support from us. We expect that if the US dollar remains volatile against the Euro or other currencies, sales and marketing expenses reported in US dollars could fluctuate.

General and Administrative

General and administrative expenses include salaries, benefits, and bonuses for our finance, human resources and legal personnel, as well as, professional fees for legal and accounting services, litigation costs, overhead costs, and stock-based compensation expense under SFAS 123(R) for stock awards granted to general and administrative employees.

General and administrative expenses for the three-month period ended June 30, 2007 totaled $17.6 million or 11% of revenue compared to $11.9 million or 8% of revenue in the second quarter of 2006, an increase of $5.7 million or 48%. The increase was primarily due to $4.8 million of costs incurred in the second quarter of 2007 related to our stock option investigation, a $1.1 million increase in stock compensation and 1.1 million of expenses related to 409a tax settlement incurred in the second quarter of 2007.

General and administrative expenses for the six months ended June 30, 2007 were $37.9 million or 12% of revenue compared to $18.6 million or 7% of revenue for the six months of 2006, an increase of $19.3 million or 104%. The primary factors contributing to the increase for the six months ended June 30, 2007 were $10.6 million of legal and accounting fees related to the stock option investigation and a $3.8 million increase in bad debt expense resulting from reversal of Vutek acquisition allowance for doubtful accounts, and stock compensation expense increase of $0.5 million and costs related to the 409a tax settlement incurred in the second quarter of 2007. Also, we incurred approximately $1.6 million in costs in the first quarter of 2007 related to an acquisition that was not consummated.

General and administrative costs for the six months ended June 30, 2007 were higher as a result of the stock option investigation. We expect our general and administrative expenses to decrease as we complete the stock option investigation and related activities.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three-month period ended June 30, 2007 totaled $8.8 million or 5% of revenue compared to $9.0 million or 7% of revenue in the second quarter of 2006, a decrease of $0.2 million or 2%. Amortization of identified intangibles for the six months ended June 30, 2007 was $17.4 million compared to $18.1 million for the six months ended June 30, 2006, a decrease of $0.6 million or 3%. The slight decrease in amortization is due to several intangible assets being fully amortized.

Interest and Other Income, Net

Interest and Other Income

Interest income is derived mainly from our short-term investments, net of investment fees. For the three-month period ended June 30, 2007 interest income totaled $7.3 million compared to $5.2 million in the second quarter of 2006, an increase of $2.1 million. For the six months ended June 30, 2007 and 2006, interest income was $14.5 million and $10.1 million, respectively. The increases during the comparison periods were primarily due to higher interest rates on cash and short term investments. In addition, our cash and short-term investments balances for the three and six months ended June 30, 2006 included a $7.0 million gain from the sale of one of our product lines.

Interest Expense

Interest expense primarily consists of interest and debt amortization costs related to our 1.50% senior convertible debt of approximately $1.3 million for each of the three months ended June 30, 2007 and 2006 and $2.5 million for each of the six months ended June 30, 2007 and 2006.

Income Taxes

For the second quarter of 2007, we recorded a tax benefit of $1.4 million compared to a tax provision of $4.9 million for the same period in 2006. The tax provision for the second quarter of 2007 included a tax benefit of $0.9 million related to both US Internal Revenue Code Section 409A payments made on employees’ behalf and a valuation allowance release related to compensation deductions that are no longer anticipated to be limited by U.S. Internal Revenue Code Section 162(m). The second quarter 2007 tax provision also included a charge of $0.1 million related to potential interest related to future tax assessments. The tax provision for the second quarter of 2006 included a charge of $2.9 million related to the sale of the MWA assets. Our effective tax rate in 2006, without the discrete charges and benefits above, was 21%. The decrease in our second quarter’s tax provision in 2007 compared to 2006, without the discrete charges and benefits described above, is due primarily to the temporary expiration of the federal research and development credit in the first three quarters of 2006 and increased permanently invested foreign earnings in 2007.

Primary differences in 2007 and 2006 between our recorded tax provision rate and the US statutory rate of 35% for the periods above include tax benefits associated with credits for research and development costs for 2007 only, lower taxes on permanently invested foreign earnings, and the tax effects of charges related to stock-based compensation recorded pursuant to SFAS 123(R), which is non-deductible for tax purposes.

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

Liquidity and Capital Resources

(in thousands)	June 30, 2007	December 31, 2006	Change
Cash and cash equivalents	$192,290	$166,996	$25,294
Short term investments	325,077	343,175	(18,098)

Total cash, cash equivalents and short term investments	$517,367	$510,171	$7,196

	Six months ended June 30,
(in thousands)	2007	2006 As restated (1)	Change
Cash provided by operating activities	$17,870	$19,992	$(2,122)
Cash used in investing activities	8,500	37,284	(28,784)
Cash provided by financing activities	(1,062)	2,432	(3,494)
Effect of foreign exchange rate changes on cash and cash equivalents	(14)	(88)	74

Increase (decrease) in cash and cash equivalents	$25,294	$59,620	$(34,326)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements”.

Overview

Cash and cash equivalents and short term investments increased $7.2 million to $517.4 million as of June 30, 2007 from $510.2 million as of December 31, 2006. The increase is primarily due to cash generated by operations of $17.9 million primarily from net income and non-cash related activities. This is offset by the uses of cash for purchases of property, plant and equipment and other assets.

Operating Activities

During the first three months of fiscal 2007, our operating activities generated cash flows of $17.9 million. The following items significantly impacted our cash provided by operating activities:

Net income of $11.7 million included $38.1 million of non-cash activity which was primarily stock-based compensation and depreciation and amortization offset by changes in operating assets and liabilities of $32.0 million. The $32.0 million increase in other operating assets and liabilities is due to an increase in working capital activities due to growth of the Inkjet business. Also, bonus and commission payments in the first quarter of 2007 net of accruals for the 6 months ended June 30, 2007 reduced accrued liabilities. Deferred revenue was reduced by $6.5 million primarily due to a higher level of Inkjet product contracts last year that required acceptance by the customer before revenue could be recognized as compared to June 30, 2007. Also, net deferred taxes increased from December 31, 2006 due primarily to the FIN 48 adoption, additional tax benefit booked as part of the normal tax provision and taxes paid during 2007.

Investing Activities

Investments

We received net proceeds from our marketable securities in the six months ended June 30, 2007 of $18.0 million. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Property and Equipment

Net purchases of property and equipment were $4.9 million for the six months ended June 30, 2007. Our property and equipment additions have historically been funded from operations.

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

Financing Activities

We repurchased common stock totaling $1.1 million from employees as settlement for tax liabilities in the first three months of 2007. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions.

Inventory

Our inventory consists primarily of components related to our wide-format inkjet printer business and to a lesser extent memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing our controller products. Should we decide to purchase components and do our own manufacturing of our controller products, or should it become necessary for us to purchase and sell components other than the processors, ASICs or memory subsystems for our contract manufacturers, inventory balances and potentially fixed assets would increase significantly, thereby reducing our available cash resources. Further, the inventory we carry could become obsolete thereby negatively impacting our consolidated financial position and results of operations. We also rely on several sole-source suppliers for certain key components and could experience a significant negative impact on our consolidated financial position and results of operations if such supplies were reduced or not available. Our acquisition of VUTEk in June 2005 has significantly increased our inventory exposure. Unlike our controller business where we outsource manufacturing, we manufacture the VUTEk products, including both ink and printers in our owned and managed facility.

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

Please refer to “Part II – Other Information, Item 1: Legal Proceedings” in this Form 10-Q for more information regarding our legal proceedings.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provide a cost effective means of providing adequate office space for our corporate offices. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We are in compliance with all such financial and merger related covenants as of June 30, 2007. We are liable to the lessor for the financed amount of the buildings if we default on our covenants. We obtained limited and conditional waivers from the lessor regarding any event of default that should occur solely as a result of an event of default on other indebtedness caused by our failure to comply with covenants relating to the filing and delivery of our periodic reports.

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no material deficiency to the guaranteed value at June 30, 2007. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at June 30, 2007) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times.

In conjunction with the Leases, we leased the land on which the buildings are located to the lessor of the building. These separate ground leases are for approximately 30 years. We are treated as the owner of these buildings for federal income tax purposes.

We determined that the synthetic lease agreements qualify as variable interest entities (VIEs); however, because we are not the primary beneficiary as defined by FASB Interpretations No. 46 “Consolidation of Variable Interest Entities, as revised” (“FIN 46R”) we are not required to consolidate the VIEs in the financial statements.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock and working capital.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Currently we do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward foreign exchange contracts outstanding as of June 30, 2007.

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

The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2007 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points (BPS).

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total Fair Market Value	$366,798	$364,793	$363,790	$361,784	$360,782	$358,776
Percent Change in Fair Value	1.11%	0.55%	0.28%	-0.28%	-0.55%	-1.11%

Convertible Debentures

The fair value of our long-term debt, including current maturities, was estimated to be $266.4 million as of June 30, 2007.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended June 30, 2007, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2007, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Nasdaq Delisting Proceedings:

Due to the Special Committee investigation, we were unable to file on a timely basis with the SEC our Quarterly Report on Form 10-Q for the period ended September 30, 2006, our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2007 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. On November 15, 2006, we received a Nasdaq staff determination notice stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14) due to our failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006, and that our securities are, therefore, subject to delisting from The Nasdaq Stock Market. We received additional Nasdaq staff determination notices with respect to our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2007 and June 30, 2007.

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

We filed with the SEC, on October 19, 2007, our Quarterly Report on Form 10-Q for the period ended September 30, 2006, and our Annual Report on Form 10-K for the year ended December 31, 2006 and, on October 22, 2007, our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007.

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

There were no repurchases under the stock buyback program for the six months ended June 30, 2007.

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

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description
12.1	Computation of Ratios of Earnings to Fixed Charges

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: October 22, 2007	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

Date: October 22, 2007	/s/ John Ritchie
John Ritchie
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description
12.1	Computation of Ratios of Earnings to Fixed Charges

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002