Form 10-Q
period 2007-09-30
ELECTRONICS FOR IMAGING INC
filed 2007-11-09
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

     Yes   ☐     No   ☒

The number of shares of Common Stock outstanding as of October 31, 2007 was 56,768,448.

ELECTRONICS FOR IMAGING, INC.

PART I – FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2007	December 31, 2006
(in thousands)
Assets
Current assets:
Cash and cash equivalents	$209,900	$166,996
Short-term investments, available for sale	340,063	343,175
Accounts receivable, net of allowance of $8.3 million and $7.9 million, respectively	97,245	96,252
Inventories	37,438	35,225
Other current assets	26,618	13,199

Total current assets	711,264	654,847
Property and equipment, net	56,985	52,646
Restricted investments	88,580	88,580
Goodwill	211,624	212,992
Intangible assets, net	94,097	120,030
Other assets	36,489	15,556

Total assets	$1,199,039	$1,144,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,358	$41,834
Convertible debt	240,000	240,000
Accrued and other liabilities	62,838	62,954
Deferred revenue	19,334	26,461
Income taxes payable	13,082	21,824

Total current liabilities	379,612	393,073
Long-term taxes payable	23,032	—

Total liabilities	402,644	393,073

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized;
57,530 and 57,614 shares outstanding, respectively	691	691
Additional paid-in capital	597,815	577,997
Treasury stock, at cost, 11,536 and 11,490 shares, respectively	(249,693)	(248,631)
Accumulated other comprehensive income	2,652	1,237
Retained earnings	444,930	420,284

Total stockholders’ equity	796,395	751,578

Total liabilities and stockholders’ equity	$1,199,039	$1,144,651

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
(in thousands, except per share amounts)
Revenue	$158,295	$138,212	$468,567	$411,199
Cost of revenue (1)	66,089	56,036	192,291	164,888

Gross profit	92,206	82,176	276,276	246,311

Operating expenses:
Research and development (1)	36,957	32,282	107,631	94,190
Sales and marketing (1)	30,117	23,711	89,903	72,462
General and administrative (1)	15,721	12,511	53,658	31,071
Amortization of identified intangibles	8,655	8,767	26,085	26,821

Total operating expenses	91,450	77,271	277,277	224,544

Income (loss) from operations	756	4,905	(1,001)	21,767

Interest and other income, net:
Interest and other income, net	7,709	6,730	22,215	16,878
Gain on sale of product line, net	—	—	—	6,995
Interest expense	(1,250)	(1,251)	(3,750)	(3,754)

Total interest and other income, net	6,459	5,479	18,465	20,119

Income before income taxes	7,215	10,384	17,464	41,886
Benefit from (provision for) income taxes	892	(38,112)	2,384	(45,562)

Net income (loss)	$8,107	$(27,728)	$19,848	$(3,676)

Net income (loss) per basic common share	$0.14	$(0.49)	$0.35	$(0.07)

Shares used in basic per-share calculation	57,105	56,267	57,060	56,518

Net income (loss) per diluted common share	$0.13	$(0.49)	$0.32	$(0.07)

Shares used in diluted per-share calculation	68,726	56,267	68,598	56,518

(1)	Includes stock-based compensation expense as follows:

	2007	2006	2007	2006
Cost of revenue	$379	$490	$1,488	$1,162
Research and development	2,530	2,301	7,825	5,661
Sales and marketing	874	898	3,204	2,178
General and administrative	2,291	2,855	7,403	7,446

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2007	2006
(in thousands)
Cash flows from operating activities:
Net income (loss)	$19,848	$(3,676)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,939	33,712
Stock-based compensation	19,920	16,449
Gain on sale of product line	—	(6,995)
Tax (shortfall) benefit from employee stock plans	(165)	3,712
Excess tax benefit from stock-based compensation	(238)	(3,395)
Deferred taxes	(11,406)	19,695
Provision for bad debts and sales-related allowances	4,582	5,053
Changes in operating assets and liabilities	(12,922)	(19,877)

Net cash provided by operating activities	53,558	44,678

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	214,005	227,048
Purchases of short-term investments	(209,223)	(265,138)
Purchases of property and equipment, net	(10,008)	(6,093)
Proceeds from sale of product line	—	10,000
Purchases of other investments	(4,577)	(335)

Net cash used for investing activities	(9,803)	(34,518)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	33,543
Net settlement of restricted stock and purchases of treasury stock	(1,062)	(33,790)
Excess tax benefit from stock-based compensation	238	3,395

Net cash (used for) provided by financing activities	(824)	3,148

Effect of foreign exchange changes on cash and cash equivalents	(27)	(121)

Increase in cash and cash equivalents	42,904	13,187
Cash and cash equivalents at beginning of period	166,996	182,039

Cash and cash equivalents at end of period	$209,900	$195,226

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. FIN 48 is effective for years beginning after December 15, 2006, and we adopted FIN 48 in the first quarter of 2007. Upon adoption of FIN 48, we recorded a cumulative effect adjustment of approximately $4.8 million to decrease accrued tax liabilities and increase opening retained earnings in the first quarter of 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“ SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except in limited circumstances. We expect to adopt SFAS 157 beginning January 1, 2008. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We expect to adopt SFAS 159 beginning January 1, 2008. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

2.	Stock-based Compensation

In June 2007, the Special Committee of the Board of Directors completed an independent comprehensive review of the Company’s stock option granting practices and made certain findings with respect to these practices. Based on these findings, management concluded that incorrect measurement dates were used for certain stock option grants in prior periods, resulting in a restatement of certain periods’ financial statements, as more fully detailed in the Company’s Form 10-K for the year ended December 31, 2006.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock under SFAS 123(R) for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$1,870	$2,540	$6,948	$8,230
Employee stock purchase plan	1,239	126	1,378	697
Restricted stock	2,965	3,879	11,594	7,522

Total stock-based compensation	6,074	6,545	19,920	16,449
Tax effect on stock-based compensation	(2,090)	(1,914)	(6,856)	(5,180)

Net effect on net income	$3,984	$4,631	$13,064	$11,269

Valuation Assumptions

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by various assumptions including volatility, expected term and interest rates. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. Subsequent to the adoption of SFAS 123(R), we utilize the “simplified” method described in SEC Staff Accounting Bulletin, “Share-Based Payment” (“SAB 107”), to determine the expected term of our options. Using this method, the expected term is estimated by taking the weighted average of the vesting term and the contractual term of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

The estimated per share weighted average fair value of options granted and ESPP shares issued and the assumptions used to estimate fair value are shown below for the periods indicated:

	Stock Options
	Three months ended September 30,		Nine months ended September 30,
Black Scholes assumptions and fair value	2007(1)	2006	2007	2006
Weighted average fair value per share of options granted	—	$8.03	$9.57	$10.80
Expected volatility	—	39%	35%	41%
Risk free interest rate	—	4.6%	4.8%	4.8%
Expected term (in years)	—	4.6	4.6	4.6

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	Employee Stock Purchase Plan
	Three months ended September 30,		Nine months ended September 30,
Black Scholes assumptions and fair value	2007(1)	2006	2007(1)	2006
Weighted average fair value per share of ESPP shares issued	—	$6.05	—	$6.13
Expected volatility	—	30-35%	—	28-38%
Risk free interest rate	—	4.9-5.2%	—	4.7-5.2%
Expected term (in years)	—	0.5-2.0	—	0.5-2.0

(1)

No stock option grants were made during the three months ended September 30, 2007. No grants were made under the employee stock purchase plan during the nine months ended September 30, 2007 as the plan was suspended effective November 9, 2006 due to the independent investigation of our historical stock option granting practices.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2007 (in thousands except for weighted average exercise price and contractual term):

	Nine months ended September 30, 2007
	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value(1)
Options outstanding at January 1, 2007	8,381	$24.90
Options granted	304	$25.58
Options exercised	—	$—
Options forfeited and expired	(558)	$35.87

Options outstanding at September 30, 2007	8,127	$24.16	3.4	$47,187

Options vested and expected to vest at September 30, 2007	7,813	$24.22	3.3	$45,830

Options exercisable at September 30, 2007	6,674	$24.63	3.0	$40,034

(1)

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price, multiplied by the number of stock options outstanding, vested and expected to vest, and exercisable at September 30, 2007.

A summary of the status of the entity’s non-vested shares of restricted stock awards and restricted stock units as of September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below (shares in thousands):

	Nine months ended September 30, 2007
	Restricted stock awards		Restricted stock units
Non-vested shares	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2007	711	$24.20	1,317	$22.07
Awards granted	—	$—	—	$—
Awards vested	(248)	$24.30	(246)	$21.91
Awards forfeited	(38)	$24.77	(95)	$21.95

Non-vested at September 30, 2007	425	$24.09	976	$22.12

The total intrinsic value of restricted stock vested was $12.6 million for the nine months ended September 30, 2007. The aggregate intrinsic value at September 30, 2007 for the restricted stock units expected to vest was $17.8 million and the remaining weighted average vesting period was 1.9 years. Aggregate intrinsic value for restricted stock units expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of restricted stock units expected to vest at September 30, 2007.

Tender Offer

Based on the independent investigation of our historical stock option granting practices conducted by the Special Committee of our Board of Directors, we determined that certain compensatory stock options were granted with an exercise price lower than the fair market value of our common stock on the date of grant. Any such stock options which had not vested prior to January 1, 2005, absent amendment, would be subject to substantial additional taxes under Section 409A of the Internal Revenue Code and analogous state laws.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

On October 23, 2007, we filed a Tender Offer Statement on Schedule TO with the SEC with respect to stock options which were determined to have been granted with a below fair market value exercise price. The terms of the tender offer provide that each eligible stock option tendered will be amended to increase the exercise price to the fair market value of our common stock on the grant date determined in the independent investigation in exchange for a cash bonus in an amount equal to the aggregate exercise price increase for such stock option payable in January 2008, less applicable tax withholding. Assuming all eligible stock options are tendered, we expect to pay an aggregate of approximately $0.3 million pursuant to such cash bonuses in January 2008.

3.	Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), market valuation adjustments and currency translation adjustments, consists of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$8,107	$(27,728)	$19,848	$(3,676)
Change in market valuation of investments, net of tax	1,031	1,111	995	1,950
Change in currency translation adjustment	475	(24)	420	965

Comprehensive income (loss)	$9,613	$(26,641)	$21,263	$(761)

The components of accumulated other comprehensive income are as follows (in thousands):

	September 30, 2007	December 31, 2006
Net unrealized investment (losses) gains	$539	$(456)
Translation gains	2,113	1,693

Accumulated other comprehensive income	$2,652	$1,237

4.	Earnings (Loss) Per Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from the unvested shares of restricted stock using the treasury stock method and from the potential conversion of our senior convertible debentures (the “Debentures”). In addition, in computing the dilutive effect of the senior convertible debentures, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with the Debentures. Any potential shares that are anti-dilutive as defined in SFAS 128, “Earnings per Share”, are excluded from the effect of dilutive securities.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 (in thousands, except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic net income (loss) per share:
Net income (loss) available to common shareholders	$8,107	$(27,728)	$19,848	$(3,676)

Weighted average common shares outstanding	57,105	56,267	57,060	56,518
Basic net income (loss) per share	$0.14	$(0.49)	$0.35	$(0.07)

Dilutive net income (loss) per share
Net income (loss) available to common shareholders	$8,107	$(27,728)	$19,848	$(3,676)
After-tax equivalent of expense related to 1.50% senior convertible debentures	750	—	2,250	—

Income (loss) for purposes of computing diluted net income (loss) per share	$8,857	$(27,728)	$22,098	$(3,676)

Weighted average common shares outstanding	57,105	56,267	57,060	56,518
Dilutive stock options and restricted stock awards	2,537	—	2,454	—
Weighted average assumed conversion of 1.50% senior convertible debentures	9,084	—	9,084	—

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	68,726	56,267	68,598	56,518

Diluted net income (loss) per share	$0.13	$(0.49)	$0.32	$(0.07)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted stock options and awards outstanding	2,384	10,381	2,759	10,213
Convertible debt	—	9,084	—	9,084

Total potential shares of common stock excluded from the computation of diluted earnings per share	2,384	19,465	2,759	19,297

5.	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$14,637	$21,179
Work-in-process	3,659	1,191
Finished goods	19,142	12,855

Total inventories	$37,438	$35,225

Product Warranty Reserves

The product warranty reserve activity for the nine months ended September 30, 2007 and 2006 is noted below (in thousands):

	2007	2006
Balance at January 1	$6,655	$5,644
Charged to costs and expenses	6,573	4,425
Utilized	(5,893)	(3,405)

Balance at September 30	$7,335	$6,664

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

6.	Income taxes

For the third quarter of 2007, we recorded a tax benefit of $0.9 million compared to a tax provision of $38.1 million for the same period in 2006. The tax provision for the third quarter of 2007 included a tax benefit of $1.1 million related to a one-time bonus payment to employees related to the temporary suspension of our Employee Stock Purchase Plan (“ESPP”) program and a tax charge of $0.8 million due to our reassessment of taxes resulting from the filing of our 2006 federal and state income tax returns. The tax provision for the third quarter of 2006 included a charge of $34.9 million related to the migration of the non-North American VUTEk and chipset product lines to our European headquarters in addition to a charge of $0.2 million due to our reassessment of taxes resulting from the filing or our 2005 federal and state income tax returns. Our effective tax rate on the third quarter’s pre-tax income for 2006, without the discrete charges and benefits above, was 29%. The decrease in our third quarter’s tax provision in 2007 compared to 2006, without the discrete charges and benefits described above, is due primarily to the temporary expiration of the federal research and development credit in the first three quarters of 2006 and increased permanently invested foreign earnings in 2007.

For the nine months ended September 30, 2007, we recorded a tax benefit of $2.4 million compared to a tax provision of $45.6 million for the same period in 2006. In addition to the discrete charges described above, the tax provision for the nine months ended September 30, 2007 included a tax benefit of $0.9 million related to both U.S. Internal Revenue Code Section 409A payments made on employees’ behalf and a valuation allowance release related to compensation deductions that are no longer anticipated to be limited by U.S. Internal Revenue Code Section 162(m). In addition to the discrete charges described above, the tax provision for the nine months ended September 30, 2006 included a charge of $2.9 million related to the sale of the Mobile Workforce Automation (“MWA”) assets and a benefit from a reduction of $0.4 million in tax reserves, established in prior years on income from foreign operations, since these reserves are no longer needed.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. The cumulative effect of adopting FIN 48 has been recorded as an increase of $4.8 million to retained earnings, and a decrease of $1.1 million and $5.9 million in goodwill and taxes payable respectively.

As of September 30 and January 1, 2007, the total amount of unrecognized benefits was $30.3 million and $25.6 million, of which $27.9 million and $22.6 million would affect the effective tax rate, if recognized. Included in the September 30, 2007 and January 1, 2007 balances are $2.4 million and $3.0 million of unrecognized tax benefits arising from business combinations that, if recognized, would be recorded as an adjustment to goodwill and would not affect the effective tax rate. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30 and January 1, 2007 we have accrued $1.5 million and $0.9 million, respectively, for potential payments of interest and penalties.

As of September 30 and January 1, 2007, we were subject to examination by both the US federal and state tax jurisdictions for the 2002-2006 tax years and the Netherlands for 2005-2006 tax years. We are currently under examination by the Internal Revenue Service for the 2002 through 2004 tax years. It is reasonably possible that the audit for the years 2002 to 2004 will conclude in 2007. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible a reduction in the unrecognized tax benefits may occur in the range of $5.5 million to $7.2 million. Amounts totaling $2.5 million to $3.5 million of the reduction in unrecognized tax benefits, if settled in our favor, would positively impact our effective tax rate, and be recognized as additional tax benefits in our statement of operations. The reduction in unrecognized tax benefits relates primarily to intercompany cost allocations and the research and development credits.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

7.	Commitments and Contingencies

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

On November 6, 2007, EFI filed a complaint for declaratory and injunctive relief challenging the validity and enforceability of L&P’s newly issued patent which is a continuation of L&P’s originally asserted patent. EFI firmly believes that the Court should summarily invalidate the claims of this patent for the same reasons it invalidated the L&P’s original patent claims. Further, EFI believes that L&P’s failure to adequately disclose to the U.S. Patent and Trademark Office the proceedings in the previous lawsuit amounts to inequitable conduct that should render the new patent unenforceable. While EFI does not believe that its products infringed either of these patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Tesseron Patent Litigation:

On September 26, 2007, Tesseron, Ltd. initiated litigation against Konica Minolta Business Solutions USA, Konica Minolta Business Technologies and Konica Minolta Holdings for infringement of eight patents related to variable printing technology in the United States District Court for the Northern District of Ohio, Eastern Division. Konica Minolta is an EFI customer and the complaint references EFI Fiery variable data enabled printer controllers. Additionally, Tesseron has on multiple occasions over the past 4 years sent threatening letters to EFI. Tesseron failed to reply to each of EFI’s requests for a dialogue until recently and that meeting was unproductive with Tesseron refusing to explain its infringement contentions. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. Konica Minolta has written requesting indemnification for any EFI products that allegedly infringe these patents.

On October 30, 2007, EFI filed a complaint against Tesseron in the United States District Court for the Northern District of California. The complaint seeks a declaratory judgment that Tesseron’s patents are invalid and/or not infringed. EFI also seeks to prevent Tesseron and its attorneys from threatening EFI or its OEM customers with infringement of those patents, or bringing a lawsuit claiming infringement with regard to such products. EFI will vigorously pursue this action in order to demonstrate that its variable data printing products do not infringe any valid claim of Tesseron’s patents. While EFI does not believe that its products infringed any of these patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Nasdaq Delisting Proceedings:

Due to the Special Committee investigation, we were unable to file on a timely basis with the SEC our Quarterly Report on Form 10-Q for the period ended September 30, 2006, our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. On November 15, 2006, we received a Nasdaq staff determination notice stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14) due to our failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006, and that our securities were, therefore, subject to delisting from The Nasdaq Stock Market. We received additional Nasdaq staff determination notices with respect to our failure to timely file our Annual Report on Form10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007.

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

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

On October 25, 2007, we received a determination by the Nasdaq Listing and Hearing Review Council that Electronics For Imaging, Inc. had demonstrated compliance with all of the Nasdaq Marketplace Rules. As such, this matter is now closed.

8.	Information Concerning Business Segments

Information about Products and Services

We operate in a single industry segment, technology for high-quality digital color printing in short production runs. In accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”, our operating decision-makers have been identified as our executive officers, who review the operating results to make decisions about allocating resources and assessing performance for the entire Company. We do not have separate operating segments for which discrete financial statements are prepared. Our management makes operating decisions and assesses performance primarily based on the marketplace acceptance of our products, which is typically measured by revenues.

The following is a breakdown of revenues by product category for the three months and nine months ended September 30, 2007 and 2006, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Controller	$78,952	$78,199	$243,739	$229,700
Inkjet Products	57,057	42,083	159,989	125,760
Advanced Professional Print Software (APPS)	22,286	17,930	64,839	55,739

Total revenue	$158,295	$138,212	$468,567	$411,199

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

The following is a breakdown of revenues by sales origin for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Americas	$84,609	$71,639	$250,232	$217,063
Europe	53,808	37,824	161,667	126,725
Japan	14,768	23,224	42,977	51,121
Other international locations	5,110	5,525	13,691	16,290

Total revenue	$158,295	$138,212	$468,567	$411,199

9.	Subsequent Events

Convertible Debt – Purported Compliance Deficiency Cured

On June 29, 2007 and October 22, 2007, we received notices of a purported compliance deficiency from the trustee under the indenture governing our $240 million, 1.50% Convertible Senior Debentures due 2023 (the “Debentures”). These notices reference certain requirements to file with the trustee copies of annual and quarterly reports that we are required to file with the SEC, specifically our Form 10-K for the fiscal year ended December 31, 2006, our Form 10-Q for the fiscal quarter ended

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2007 and our Form 10-Q for the fiscal quarter ended June 30, 2007. On November 10, 2006, we received a similar notice from the trustee related to the delay in filing of our Form 10-Q for the fiscal quarter ended September 30, 2006. The trustee did not accelerate the maturity of the Debentures, but reserved the right to seek the remedies allowed in the indenture.

As of December 31, 2006 we reclassified the convertible debt from non-current liabilities to current liabilities. As of September 30, 2007, we continued to be delinquent in our SEC filings. We filed with the SEC, on October 19, 2007, our Quarterly Report on Form 10-Q for the period ended September 30, 2006 and our Annual Report on Form 10-K for the year ended December 31, 2006, and on October 22, 2007, our Quarterly Report on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007. With the filing of these reports, we believe the Company has returned to full compliance with the Securities and Exchange Commission reporting requirements and all debt covenants. The debt will continue to be classified as a current liability, however, as it is subject to call on June 1, 2008 under the original provisions of the indenture agreement.

Common Stock Repurchase Program

In connection with our investigation of our historical stock option grant practices, we suspended our common stock buyback program in August 2006. Effective October 22, 2007, we lifted the suspension on our stock repurchase program. For a discussion of the restatement of our consolidated financial statements and the Special Committee investigation of historical stock option practices, refer to Note 2, “Restatement of Consolidated Financial Statements” of Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Results of Operations

The following table sets forth items in our condensed consolidated statements of operations as a percentage of total revenue for the three and nine months ended September 30, 2007 and 2006. These operating results are not necessarily indicative of our results for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	100%	100%	100%	100%
Gross Profit	58%	59%	59%	60%
Operating expenses:
Research and development	23%	23%	23%	23%
Sales and marketing	19%	17%	19%	18%
General and administrative	10%	9%	11%	7%
Amortization of identified intangibles	6%	6%	6%	7%

Total operating expenses	58%	55%	59%	55%

Income (loss) from operations	0%	4%	(0)%	5%

Interest and other income, net	4%	4%	4%	5%

Income before income taxes	4%	8%	4%	10%
(Provision for) benefit from income taxes	1%	(28)%	0%	(11)%

Net income (loss)	5%	(20)%	4%	(1)%

Revenue

We currently classify our revenue into three categories. The first category, “Controller”, includes products and technology which connect digital copiers with computer networks, and is primarily made up of stand-alone controllers and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This category primarily includes our Fiery series, Splash, Edox, and MicroPress color products, and black and white server products and spare parts, and other server-related revenue. The second category, “Inkjet Products”, consists of sales of the super-wide format inkjet printers and inks, and parts and services revenue from the VUTEk and Jetrion businesses. The third category, “Advanced Professional Print Software”, or APPS, consists of software technology focused on printing workflow, print management information systems, proofing and web submission and job tracking tools and software options available on our controller products.

On a sequential basis, the revenue performance in the third quarter of 2007 decreased by $4.1 million, or 3% compared to second quarter of 2007 results. Controller revenue decreased 7% on a sequential basis from the previous quarter. The Inkjet Products category increased by 4% while the APPS category decreased by 2% in the third quarter of 2007 over the second quarter of 2007.

Revenues by Product Category

For the three months ended September 30, 2007 and 2006, revenues by product category were as follows (in thousands):

	Three months ended September 30,
	2007	Percent of total	2006	Percent of total	Change
					$	%
Controller	$78,952	50%	$78,199	57%	$753	1%
Inkjet Products	57,057	36%	42,083	30%	14,974	36%
Advanced Professional Print Software (APPS)	22,286	14%	17,930	13%	4,356	24%

Total revenue	$158,295	100%	$138,212	100%	$20,083	15%

For the third quarter of 2007, revenue increased by 15% versus the same quarter in the prior year, primarily due to increases in Inkjet Products due to continued robust demand in Europe and the Americas and recently introduced products. Controller revenues were approximately even when compared to the same quarter in the prior year. Revenues for the third quarter of 2007 were lower than revenues for the second quarter of 2007 due to slower than expected sell-through by an OEM customer. Inkjet Products contributed 36% of our total revenue for the third quarter of 2007 as compared to 34% for the second quarter of 2007. Revenue from the Inkjet Products category increased by 36% in the third quarter of 2007, compared to the third quarter of 2006. The increase is due to continued success of the QS series of UV printers, and the acquisition of Jetrion on October 31, 2006. APPS revenues increased by 24% as compared to the third quarter of 2006 and were comparable to the second quarter of 2007 due to the strength of software products that complement the Controller business.

For the nine months ended September 30, 2007 and 2006, revenues by product category were as follows (in thousands):

	Nine months ended September 30,
	2007	Percent of total	2006	Percent of total	Change
					$	%
Controller	$243,739	52%	$229,700	56%	$14,039	6%
Inkjet Products	159,989	34%	125,760	30%	34,229	27%
Advanced Professional Print Software (APPS)	64,839	14%	55,739	14%	9,100	16%

Total revenue	$468,567	100%	$411,199	100%	$57,368	14%

Our total revenue increased $57.4 million, or 14% to $468.6 million for the nine months ended September 30, 2007, compared to $411.2 million in the same period of 2006. Controller revenues increased by 6% and represented 24% of the year-on-year growth in revenue driven by strong demand in the first six months of 2007 primarily due to product introductions with some of our significant OEM customers. Inkjet Product revenues increased by $34.2 million, or 27%, and represented 60% of the year-on-year growth in revenue due to the strength in customer demand discussed above. APPS revenues increased by 16% compared to the prior year due to the strength of the software products that complement the Controller business.

Revenues by Geographic Area

Revenues by geographic regions for the three months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended September 30,
	2007	Percent of total	2006	Percent of total	Change
					$	%
Americas	$84,609	54%	$71,639	52%	$12,970	18%
Europe	53,808	34%	37,824	27%	15,984	42%
Japan	14,768	9%	23,224	17%	(8,456)	(36)%
Other international locations	5,110	3%	5,525	4%	(415)	(8)%

Total revenue	$158,295	100%	$138,212	100%	$20,083	15%

Europe accounted for 80% of the overall increase in revenues for the three months ended September 30, 2007 compared to the same period in 2006, due to increased revenue in all product lines. The majority of the increase was in the Inkjet business, which has slightly benefited from a weak U.S. dollar.

The $8.5 million decrease in revenues in Japan is due to lower demand for Controller products as compared to the same period in 2006 due to slower sell-through by an OEM customer. However, revenues have increased by 34% in Japan as compared to the second quarter of 2007. This was mainly due to increased Controller revenues.

The following table shows revenue by geographic area for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine months ended September 30,
	2007	Percent of total	2006	Percent of total	Change
					$	%
Americas	$250,232	53%	$217,063	53%	$33,169	15%
Europe	161,667	35%	126,725	31%	34,942	28%
Japan	42,977	9%	51,121	12%	(8,144)	(16)%
Other international locations	13,691	3%	16,290	4%	(2,599)	(16)%

Total revenue	$468,567	100%	$411,199	100%	$57,368	14%

The $57.4 million increase in total revenues, or 14%, for the nine months ended September 30, 2007, compared to the same period in 2006, consisted of increased revenues from the Americas and from Europe, partially offset by decreased revenues from Japan and from other international locations.

The $8.1 million decrease in Japan revenues for the nine months ended September 30, 2007, compared to the same period in 2006, is primarily due to decreased controller demand during the three months ended September 30, 2007.

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

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. Three customers – Canon, Konica Minolta and Xerox – each provided more than 10% of our revenue individually and in the aggregate, approximately 43% and 47% for the three month periods ended September 30, 2007 and 2006, respectively.

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

Gross Margins

The gross margin for the three months ended September 30, 2007 was 58% compared to 59% for the same period in 2006. This decrease in gross margin is mainly attributable to the increase in Inkjet revenues from 30% of revenues in 2006 to 36% in revenues in 2007. The decrease in overall margins tends to be based on the mix of revenues as Inkjet margins tend to be below Controller and APPS margins. As Inkjet revenue increases as a percentage of overall revenues, the gross margin percentage of revenue may decline.

The gross margin for the nine months ended September 30, 2007 was 59% compared to 60% for the same period in 2006. This decrease in gross margin is mainly attributable to the increase in Inkjet revenues from 30% of 2006 revenues to 34% of 2007 revenues.

Operating Expenses

Operating expenses, including amortization of intangible assets, as a percentage of revenue were 58% and 55% for the three months ended September 30, 2007 and 2006, respectively. Operating expenses, including amortization of intangible assets, as a percentage of revenue were 59% and 55% for the nine month periods ended September 30, 2007 and 2006, respectively.

We anticipate that operating expenses will decrease in future fiscal years both in absolute dollars and as a percentage of revenue as we complete activities related to the stock option investigation. These anticipated cost savings may be offset by increases in expenses for investment in business opportunities and building direct and channel sales capabilities.

The following table shows operating expenses for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Research and development	$36,957	$32,282	$4,675	14%	$107,631	$94,190	$13,441	14%
Sales and marketing	30,117	23,711	6,406	27%	89,903	72,462	17,441	24%
General and administrative	15,721	12,511	3,210	26%	53,658	31,071	22,587	73%
Amortization of identified intangibles	8,655	8,767	(112)	(1)%	26,085	26,821	(736)	(3)%

Total operating expenses	$91,450	$77,271	$14,179	18%	$277,277	$224,544	$52,733	23%

Research and Development

Expenses for research and development consist primarily of personnel expenses and, to a lesser extent, consulting, depreciation, and costs of prototype materials. Expenses for the three and nine months ended September 30, 2007 include the expenses of Jetrion, subsequent to the acquisition on October 31, 2006.

Research and development expenses for the three-month period ended September 30, 2007 totaled $37.0 million or 23% of revenue compared to $32.3 million or 23% of revenue in the third quarter of 2006, an increase of $4.7 million or 14%, which was primarily due to increased employee costs of $2.0 million related to increased head count as we continue to invest in our Inkjet business, $1.8 million of equity plan related costs, $0.7 million of severance costs, and $0.4 million of increased consulting fees.

Research and development expenses for the nine months ended September 30, 2007 were $107.6 million or 23% of revenue compared to $94.2 million or 23% of revenue for the nine months ended September 30, 2006, an increase of $13.4 million. The major factors contributing to the increase were $5.2 million of increased employee costs, $3.9 million of increased stock-based compensation expense and other equity plan related costs, $0.7 million of severance costs, $1.2 million of increased consulting fees, and $2.0 million of increased prototype expense.

We believe that the development of new products and the enhancement of existing products are essential and intend to continue to devote substantial resources to research and new product development efforts. Accordingly, we expect that our research and development expenses may increase in absolute dollars and also as a percentage of revenue in future periods.

Sales and Marketing

Sales and marketing expenses include salaries, benefits and bonuses for our sales and marketing employees, travel and facility costs for our marketing, sales and support personnel, sales commissions, labor costs of fulfilling and processing an order, stock-based compensation expense under SFAS 123(R) for stock awards granted to marketing and sales employees, and overhead expenses. These expenses also include costs of programs aimed at increasing revenues, such as advertising, trade shows and expositions, and various sales, promotional programs designed for specific sales channels and end users in all geographies. Expenses for the three and nine months ended September 30, 2007 include the expenses of Jetrion, subsequent to the acquisition on October 31, 2006.

Sales and marketing expenses for the three months ended September 30, 2007 were $30.1 million or 19% of revenue compared to $23.7 million or 17% of revenue for the three months ended September 30, 2006, an increase of $6.4 million, or 27%. This increase was primarily due to $3.8 million of increased employee costs related to higher head count to build a stronger direct sales and marketing organization for the Inkjet Products category. Inkjet products are sold using a direct sales model and require higher selling expenses than Controller products, which are sold using an OEM-based model to a smaller customer base. The remaining increase of $2.6 million consists primarily of $1.9 million of promotion and trade show expenses and $0.4 million of equity plan related costs.

Sales and marketing expenses for the nine months ended September 30, 2007 were $89.9 million or 19% of revenue compared to $72.5 million or 18% of revenue for the nine months ended September 30, 2006, an increase of $17.4 million, or 24%.

This increase was primarily due to $7.9 million of increased employee costs, $5.0 million of increased marketing and trade show expenses, $1.4 million of increased stock-based compensation expense and other equity plan related costs, and $0.4 million of severance costs.

We expect that our sales and marketing expenses may increase in absolute dollars as we continue to actively promote our products, introduce new products and services, and continue to build our sales and marketing organization, particularly in Europe and Asia Pacific. Sales and marketing expenses may also increase as we continue to grow our software solutions, Inkjet products, and other new product lines, which require greater sales and marketing support from us. We expect that if the U.S. dollar remains volatile against the Euro or other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses include salaries, benefits, and bonuses for our finance, human resources and legal personnel, as well as, professional fees for legal and accounting services, litigation costs, overhead costs, and stock-based compensation expense under SFAS 123(R) for stock awards granted to general and administrative employees. Expenses for the three and nine months ended September 30, 2007 include the expenses of Jetrion, subsequent to the acquisition on October 31, 2006.

General and administrative expenses were $15.7 million for the three months ended September 30, 2007, or 10% of revenues, compared to $12.5 million for the three months ended September 30, 2006, or 9% of revenues. The overall increase of $3.2 million is primarily attributable to $3.4 million of legal and accounting fees related to the stock option investigation. For a discussion of the restatement of our consolidated financial statements and the Special Committee investigation of historical stock option practices, refer to Note 2, “Restatement of Consolidated Financial Statements” of Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

General and administrative expenses were $53.7 million for the nine months ended September 30, 2007, or 11% of revenue, compared to $31.1 million for the nine months ended September 30, 2006, or 7% of revenue. The increase of $22.6 million consists primarily of $13.3 million of legal and accounting fees related to the stock option investigation, $3.8 million of increased bad debt expense due to the prior year reversal of the VUTEk acquisition allowance for doubtful accounts, $1.7 million of increased employee costs, costs related to the tax settlement pursuant to Section 409A of the U.S. Internal Revenue Code (“Section 409A”) incurred in the second quarter of 2007, $1.5 million in costs related to an acquisition that was not consummated in the first quarter of 2007, $0.9 million of severance costs, and $0.4 million of equity plan related costs.

General and administrative costs for the nine months ended September 30, 2007 were higher as a result of the stock option investigation. We expect our general and administrative expenses to decrease as we complete activities related to the stock option investigation.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended September 30, 2007 was $8.7 million compared to $8.8 million for the three months ended September 30, 2006. Amortization of identified intangibles for the nine months ended September 30, 2007 was $26.1 million compared to $26.8 million for the nine months ended September 30, 2006. The slight decrease in amortization is due to several intangible assets becoming fully amortized subsequent to September 30, 2006, offset by increased amortization of Jetrion intangible assets.

Interest and Other Income, Net

Interest and Other Income, Net

Interest income is derived mainly from our short-term investments, net of investment fees. For the three months ended September 30, 2007 and 2006, interest and other income was $7.7 million and $6.7 million, respectively. For the nine months ended September 30, 2007 and 2006, interest and other income totaled $22.2 million and $16.9 million, respectively. The increases during the three and nine months ended September 30, 2007 in comparison with the three and nine months ended September 30, 2006 were driven by higher interest rates and higher cash and short-term investment balances.

Interest Expense

Interest expense primarily consists of interest and debt amortization costs related to our 1.50% senior convertible debt of approximately $1.3 million for each of the three month periods ended September 30, 2007 and 2006 and $3.8 million for each of the nine month periods ended September 30, 2007 and 2006.

Gain on Sale of Product Line

During the second quarter of 2006 we sold our inventory and intangible assets related to our mobile workforce automation (“MWA”) line of products. Gross proceeds from the sale were $10.0 million and we recognized a gain of $7.0 million.

Income Taxes

For the third quarter of 2007, we recorded a tax benefit of $0.9 million compared to a tax provision of $38.1 million for the same period in 2006. The tax provision for the third quarter of 2007 included a tax benefit of $1.1 million related to a one-time bonus payment to employees related to the temporary suspension of our ESPP program and a tax charge of $0.8 million due to our reassessment of taxes resulting from the filing of our 2006 federal and state income tax returns. The tax provision for the third quarter of 2006 included a charge of $34.9 million related to the migration of the non-North American VUTEk and chipset product lines to our European headquarters in addition to a charge of $0.2 million due to our reassessment of taxes resulting from the filing or our 2005 federal and state income tax returns. Our effective tax rate on the third quarter’s pre-tax income for 2006, without the discrete charges and benefits above, was 29%. The decrease in our third quarter’s tax provision in 2007 compared to 2006, without the discrete charges and benefits described above, is due primarily to the temporary expiration of the federal research and development credit in the first three quarters of 2006 and increased permanently invested foreign earnings in 2007.

Primary differences in 2007 and 2006 between our recorded tax provision rate and the US statutory rate of 35% for the period above include tax benefits associated with credits for research and development costs for 2007 only, lower taxes on permanently invested foreign earnings, and the tax effects of charges related to stock-based compensation recorded pursuant to SFAS 123(R), which is non-deductible for tax purposes.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. The cumulative effect of adopting FIN 48 has been recorded as an increase of $4.8 million to retained earnings, and a decrease of $1.1 million and $5.9 million in goodwill and taxes payable, respectively.

Liquidity and Capital Resources

(in thousands)	September 30, 2007	December 31, 2006	Change
Cash and cash equivalents	$209,900	$166,996	$42,904
Short term investments	340,063	343,175	(3,112)

Total cash, cash equivalents and short-term investments	$549,963	$510,171	$39,792

	Nine months ended September 30,
(in thousands)	2007	2006	Change
Net cash provided by operating activities	$53,558	$44,678	$8,880
Net cash used in investing activities	(9,803)	(34,518)	24,715
Net cash provided by (used for) financing activities	(824)	3,148	(3,972)
Effect of foreign exchange rate changes on cash and cash equivalents	(27)	(121)	94

Increase in cash and cash equivalents	$42,904	$13,187	$29,717

Overview

Cash and cash equivalents, and short-term investments increased by $39.8 million, from $510.2 million at December 31, 2006 to $550.0 million at September 30, 2007. The increase is primarily due to cash provided from operations of $53.6 million offset by purchases of property and equipment of $10.0 million.

Operating Activities

During the first nine months of fiscal 2007, our operating activities generated cash flows of $53.6 million. The following items significantly impacted our cash provided by operating activities:

Net income of $19.8 million included non-cash charges of $46.6 million, comprised primarily of $33.9 million in depreciation and amortization of acquisition-related intangible assets, and $19.9 million in stock-based compensation expense, partially offset by a decrease in deferred taxes of $11.4 million.

Cash provided by operating activities also reflects net changes in operating assets and liabilities, which used cash totaling $12.9 million consisting primarily of increases in income tax receivables of $14.2 million, trade receivables of $3.4 million and inventories of $2.3 million, and decreases in trade payables and accrued liabilities of $12.5 million, offset by an increase in income tax payables of $20.5 million.

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. We calculate accounts receivable days sales outstanding (DSO) by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter, multiplied by the total days in the quarter. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As the percentage of our APPS and Inkjet related revenue increases, we expect DSOs may trend higher. Our DSOs related to software and direct sales are traditionally higher than those related to OEM customers.

Investing Activities

Investments

We received net proceeds from short-term investments in marketable securities in the nine months ended September 30, 2007 of $4.8 million. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Property and Equipment

Net purchases of property and equipment were $10.0 million for the nine months ended September 30, 2007. Our property and equipment additions have historically been funded from operations.

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

Financing Activities

Financing activities relating to repurchases of common stock from employees as settlement for tax liabilities used $1.1 million in the nine months ended September 30, 2007. Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock from the exercise of stock options and employee stock purchase plans. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. We anticipate that cash provided from exercise of stock options may decline over time as we shift to issuance of restricted stock awards and units rather than stock option awards.

Inventories

Our inventory consists primarily of components related to our inkjet printer business and to a lesser extent memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing our controller products. Should we decide to purchase components and do our own manufacturing of our controller products, or should it become necessary for us to purchase and sell components other than the processors, ASICs or memory subsystems for our contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventory we carry could become obsolete thereby negatively impacting our consolidated financial position and results of operations. We also rely on several sole-source suppliers for certain key components and could experience a significant negative impact on our consolidated financial position and results of operations if such supplies were reduced or not available. Our acquisition of VUTEk in June 2005 has significantly increased our inventory levels. Unlike our controller business where we outsource manufacturing, we manufacture the VUTEk products, including both ink and printers in our owned and managed facility.

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

Please refer to “Part II – Other Information, Item 1: Legal Proceedings” in this Form 10-Q for more information regarding our legal proceedings.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provide a cost effective means of providing adequate office space for our corporate offices. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We are in compliance with all such financial and merger related covenants as of September 30, 2007. We are liable to the lessor for the financed amount of the buildings if we default on our covenants. We obtained limited and conditional waivers from the lessor regarding any event of default that should occur solely as a result of an event of default on other indebtedness caused by our failure to comply with covenants relating to the filing and delivery of our periodic reports.

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no material deficiency to the guaranteed value at September 30, 2007. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at June 30, 2007) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times.

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

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 7 of the Notes to the Condensed Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock and working capital.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Currently we do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward foreign exchange contracts outstanding as of September 30, 2007.

Interest Rate Risk

Short-term Investments

We maintain an investment portfolio of short-term investments of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material positive impact on the fair market value of our investment portfolio. We do not currently hedge these interest rate exposures.

The following table presents the hypothetical change in fair values in the financial instruments we held at September 30, 2007 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points (BPS).

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total Fair Market Value	$373,042	$370,919	$369,858	$367,735	$366,674	$364,551
Percent Change in Fair Value	1.15%	0.58%	0.29%	(0.29)%	(0.58)%	(1.15)%

Convertible Debentures

The fair value of our convertible debentures, including current maturities, was estimated to be $261.6 million as of September 30, 2007.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro and Japanese yen. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposures from non-U.S. dollar-denominated sales and operating expenses in foreign countries. We can benefit from a stronger dollar and be adversely affected by a weaker dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating margins as expressed in U.S. dollars. We do not hedge our foreign currency exposures as the net impact of these exposures has historically been insignificant.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended September 30, 2007, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2007, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On November 6, 2007, EFI filed a complaint for declaratory and injunctive relief challenging the validity and enforceability of L&P’s newly issued patent which is a continuation of L&P’s originally asserted patent. EFI firmly believes that the Court should summarily invalidate the claims of this patent for the same reasons it invalidated the L&P’s original patent claims. Further, EFI believes that L&P’s failure to adequately disclose to the U.S. Patent and Trademark Office the proceedings in the previous lawsuit amounts to inequitable conduct that should render the new patent unenforceable. While EFI does not believe that its products infringed either of these patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

Tesseron Patent Litigation:

On September 26, 2007, Tesseron, Ltd. initiated litigation against Konica Minolta Business Solutions USA, Konica Minolta Business Technologies and Konica Minolta Holdings for infringement of eight patents related to variable printing technology in the United States District Court for the Northern District of Ohio, Eastern Division. Konica Minolta is an EFI customer and the complaint references EFI Fiery variable data enabled printer controllers. Additionally, Tesseron has on multiple occasions over the past 4 years sent threatening letters to EFI. Tesseron failed to reply to each of EFI’s requests for a dialogue until recently and that meeting was unproductive with Tesseron refusing to explain its infringement contentions. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. Konica Minolta has written requesting indemnification for any EFI products that allegedly infringe these patents.

On October 30, 2007, EFI filed a complaint against Tesseron in the United States District Court for the Northern District of California. The complaint seeks a declaratory judgment that Tesseron’s patents are invalid and/or not infringed. EFI also seeks to prevent Tesseron and its attorneys from threatening EFI or its OEM customers with infringement of those patents, or bringing a lawsuit claiming infringement with regard to such products. EFI will vigorously pursue this action in order to demonstrate that its variable data printing products do not infringe any valid claim of Tesseron’s patents. While EFI does not believe that its products infringed any of these patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Nasdaq Delisting Proceedings:

Due to the Special Committee investigation, we were unable to file on a timely basis with the SEC our Quarterly Report on Form 10-Q for the period ended September 30, 2006, our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. On November 15, 2006, we received a Nasdaq staff determination notice stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14) due to our failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006, and that our securities were, therefore, subject to delisting from The Nasdaq Stock Market. We received additional Nasdaq staff determination notices with respect to our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007.

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

On October 25, 2007, we received a determination by the Nasdaq Listing and Hearing Review Council that Electronics For Imaging, Inc. had demonstrated compliance with all of the Nasdaq Marketplace Rules. As such, this matter is now closed.

Item 1A:	Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part 1, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item1a, Part II, Items 7 and 7a, of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases under the stock buyback program for the nine months ended September 30, 2007.

Item 3:	Defaults Upon Senior Securities

On June 29, 2007 and October 22, 2007, we received notices of a purported compliance deficiency from the trustee under the indenture governing our $240 million, 1.50% Convertible Senior Debentures due 2023 (the “Debentures”). These notices reference certain requirements to file with the trustee copies of annual and quarterly reports that we are required to file with the SEC, specifically our Form 10-K for the fiscal year ended December 31, 2006, our Form 10-Q for the fiscal quarter ended March 31, 2007 and our Form 10-Q for the fiscal quarter ended June 30, 2007. On November 10, 2006, we received a similar notice from the trustee related to the delay in filing of our Form 10-Q for the fiscal quarter ended September 30, 2006. The trustee did not accelerate the maturity of the Debentures, but reserved the right to seek the remedies allowed in the indenture.

We filed with the SEC, on October 19, 2007, our Quarterly Report on Form 10-Q for the period ended September 30, 2006 and our Annual Report on Form 10-K for the year ended December 31, 2006, and on October 22, 2007, our Quarterly Report on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007. With the filing of these reports, we believe we have returned to full compliance with the Securities and Exchange Commission reporting requirements and all debt covenants.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:	Other Information

Our 2007 Annual Meeting of Stockholders will be held on December 14, 2007, which is more than thirty days following the anniversary date of our 2006 Annual Meeting of Stockholders.

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

ELECTRONICS FOR IMAGING, INC.

Date: November 9, 2007	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2007	/s/ John Ritchie
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