Form 10-K
period 2007-12-31
ELECTRONICS FOR IMAGING INC
filed 2008-02-29
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on June 29, 2007 was $1,064,932,891.** The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of February 22, 2008 was 53,483,024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

** Based upon the last trade price of the Common Stock reported on the NASDAQ Global Select Market on June 29, 2007, the last business day of the registrant’s second quarter of the 2007 fiscal year. Excludes approximately 19,815,263 shares of common stock held by Directors, Officers and holders known to the Registrant to hold 5% or more of the Registrant’s outstanding Common Stock on December 31, 2007, in that such persons may be deemed to be affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I

This Annual Report on Form 10-K includes certain registered trademarks and trade names of Electronics For Imaging, Inc., its subsidiaries (collectively, “EFI” or the “Company”) and others. Best, Digital StoreFront, DocStream, EFI, Fiery, Jetrion, Logic, MicroPress, OneFlow, Printcafe, Splash, and VUTEk are trademarks of the Company. All other terms and product names may be registered trademarks or trademarks of their respective owners, and are hereby acknowledged.

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

Item 1: Business

Filings

We file annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including EFI, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

We are the world leader in color digital print controllers, super-wide format printers and inks and print management solutions. Our award-winning solutions, integrated from creation to print, deliver increased performance, cost savings and productivity. Our robust product portfolio includes Fiery digital color print servers, VUTEk superwide digital inkjet printers, UV and solvent inks, Jetrion industrial inkjet printing systems, print production workflow and management information software, and corporate printing solutions. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services and produce accurate digital output.

Products and Services

Controllers

Headlined by EFI’s flagship Fiery brand, our core controller technologies transform digital copiers and printers into networked printing devices. Once networked, EFI-powered printers and copiers can be shared across workgroups, departments, the enterprise and the Internet to quickly and economically produce high-quality color and black & white documents. Our color digital print controllers provide solutions for a broad range of the printing market—from entry-level desktop printers to production-level digital copiers. Our color digital print controller line of products is sold to original equipment manufacturers (“OEMs”) for sale to customers, and consists of: (i) stand-alone print controllers which are connected to digital copiers and other peripheral devices and (ii) embedded and design-licensed solutions which are used in digital copiers, desktop laser printers and multifunctional devices.

Our main controller platforms, primary OEMs and user environments are as follows:

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

Inkjet Products (“Inkjet”)

Our industry-leading VUTEk super-wide format digital inkjet printers and inks are used by billboard graphics printers, commercial photo labs, large sign shops, graphic screen printers and digital graphics providers to print billboards, building wraps, banners, art exhibits, point of purchase signage and other large displays. VUTEk printers are divided into two categories, printers using solvent inks and printers using ultra violet (“UV”) curable inks. In 2007, we introduced a new addition to our QS series of high-speed, high-resolution super-wide printers. This new printer can accommodate high-volume and flexible substrates.

Some of our more popular printers and features are as follows:

Printer Type	Models	Capabilities	Applications
Solvent	UltraVU Series VUTEk 3360	Printing widths of 1.5 to 5.0 meters Four, six and eight colors Flexible substrates Solvent ink	Banners Billboards Exhibition signage Building Wraps Flags

UV	PressVu Series QS Series	Printing widths up to 2.0 to 3.2 meters Four, six and seven colors Flexible and rigid substrates UV curable inks	Point of purchase signage Backlit displays Exhibition signage Photo-quality graphics

Our Jetrion products specialize in digital printing and provide a wide array of industrial inkjet systems, custom high-performance integration solutions, and specialty inks to the converting, packaging and direct mail industries.

We also manufacture the inks used in our inkjet printers. Each of our inks is customized for each of our printers to provide optimum performance on that printer. In addition, we manufacture and sell private label inks to third-party inkjet printer manufacturers. Our inks provide a renewable revenue stream generated from sales to our existing customer base as well as sales to third parties.

Advanced Professional Print Software (“APPS”)

To provide our customers with print solutions, we have developed technology that enhances printing workflow and makes printing operations more powerful, productive and easier to manage from one centralized user interface. Most of our software solutions have been developed with the express goal of automating print processes and streamlining workflow via open, integrated and interoperable EFI products, services and solutions.

Our enterprise resource planning and collaborative supply chain software print management solutions are designed to enable printers and print buyers to improve productivity and customer service while reducing costs. Procurement applications for print buyers and print producers facilitate web-based collaboration across the print supply chain. Customers recognize that print management information systems, or PMIS, are essential to improving their business practices and profitability and we are continuing to focus on making our PMIS solutions the global industry standard.

Our software offerings currently include:

Product Name	Description	User
Proofing software: ColorProof XF	Digital color proofing solutions offering fast, flexible workflow, power, and expandability	Digital, commercial and hybrid printers, prepress providers, publishers, creative agencies and photographers

Print management information systems: EFI Hagen, EFI Logic, EFI PSI, EFI PrintSmith, Prograph, PrintFlow	Collect, organize, and present critical information to improve process control and profit potential	Commercial, publishing, digital, in-plant, print for pay, large format and specialty printers

Web-based order entry and order management systems: Digital StoreFront, PrinterSite	Web interface to manage print transactions between customer and printer	Commercial, publishing, digital, in-plant, print for pay, large format and specialty printers

Growth and Expansion Strategies

Our overall objective is to continue to introduce new generations of digital print controllers as well as expand and improve our offerings in inkjet, professional printing software applications, and in other new product lines related to digital printing, workflow and print management. With respect to our current products, our primary goal is to offer best of breed solutions that are interoperable and conform to open standards, which will allow customers to configure the most efficient solution for their business. Our strategy to accomplish these goals consists of four key elements: proliferate and expand product lines; develop and expand relationships with key industry participants; establish enterprise coherence and leverage industry standardization; and leverage technology and industry expertise to expand the scope of products, channels and markets. Each of these items is discussed below.

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

In 2007, we introduced the next generation of our Fiery hardware along with a number of new enhanced workflow and production management applications. These new products are designed to provide customers with optimal print engine performance, more efficient workflow, more accurate color and greater control over and visibility into their businesses. We also launched Fiery Central, a new, modular production workflow solution designed to further optimize engine performance and ensure total color quality control in the color printing workflow for graphic arts professionals.

Our expansion of product lines includes those from our Jetrion business unit, a leading innovator of inkjet printers, inks and custom printing systems for the label and packaging industries. In 2007, we introduced the beta version of our Jetrion 4000 digital label printing system. This new printer, while not yet contributing to revenue, can produce full color, variable image labels up to 12 inches wide across a broad array of substrates.

In 2007, we introduced a new VUTEk super-wide UV curing printer. The new 3.2 meter QS3200r provides the production speed, quality and extended flexible media capabilities necessary to better enable our customers to meet and profit from the growing needs of their customers. The QS3200r caters to sign shops, screen printers, and print providers looking to complement or replace existing solvent or UV output with the highest image quality and UV capability.

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

Our Inkjet products and our Advanced Professional Print Software are sold both direct and via distribution arrangements to all sizes of print providers.

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

We also have established relationships with many of the leading print providers globally, such as R.R. Donnelley, Consolidated Graphics and Cenveo. These direct sales relationships, along with dealer arrangements, are vital for our understanding of the end markets for our products and serve as a source of future product development ideas. In many cases our products are customized for the needs of large customers yet maintain the common intuitive interfaces that EFI is known for around the world.

Establish Enterprise Coherence and Leverage Industry Standardization

In our development of new products and platforms, we seek to establish coherence across our entire product line by designing products that provide a consistent “look and feel” to the end-user. We believe cross-product coherence can create higher productivity levels as a result of shortened learning curves. Additionally, we believe the integrated coherence that end-users can achieve using EFI products for all of their digital printing and imaging needs leads to a lower total cost of ownership. We also advocate open architecture utilizing industry-established standards to provide inter-operability across a range of digital printing devices and software applications, ultimately providing end-users more choice and flexibility in their selection of products. For example in 2007, we introduced integration between our web-based Digital StoreFront application, our Hagen OA print MIS application, our Fiery XF Production Color RIP including integration to either our Fiery or our VUTEk product line, leveraging the industry standard Job Definition Format (“JDF”).

Leverage Technology and Industry Expertise to Expand the Scope of Products, Channels and Markets

We have assembled, organically and through acquisitions, an experienced team of technical support and sales and marketing personnel with backgrounds in color reproduction, digital pre-press, image processing, management information systems, networking and software and hardware engineering as well as market knowledge of enterprise printing, graphic arts and commercial printing. By applying our expertise in these areas, we expect to continue to expand the scope and sophistication of our products and gain access to new markets and channels of distribution.

Significant Relationships

We have established and continue to build and expand relationships with our OEMs and distributors of digital printing technology in order to benefit from their products, distribution channels and marketing resources. Our customers include domestic and international manufacturers, distributors and sellers of color and black-and-white digital copiers, wide-format printers and desktop color printers. We work closely with our OEM customers with the aim of developing solutions that incorporate leading technology, and that work optimally in conjunction with such companies’ products. The top 7 revenue-generating OEMs or distributors, in alphabetical order, that we sold products to in 2007 were Canon, Fuji Xerox, IKON Office Solutions, Konica Minolta, Océ, Ricoh and Xerox. Together, sales to Canon and Xerox accounted for approximately 31% of our 2007 revenue, with sales to each of these two customers accounting for more than 10% of our revenue. Because sales of our printer and copier-related products constitute a significant portion of our controller revenues and there are a limited number of

OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues in future periods. Accordingly, if we lose or experience reduced sales to an important OEM, we will have difficulty replacing the revenue traditionally generated from such OEM with sales to new or existing OEMs and our revenues may decline.

We customarily enter into development and distribution agreements with our OEM customers. These agreements can be terminated under a range of circumstances and often upon relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that our OEM customers will continue to purchase products from us in the future, despite such agreements. Furthermore, our agreements with our OEM customers generally do not commit such customers to make future purchases from us and they could decline to purchase products from us in the future and could purchase products from our competitors, or build the products themselves. We recognize the importance of, and work hard to maintain, our relationships with our customers. However, our relationships with our customers are affected by a number of factors including, among others: competition from other suppliers, competition from internal development efforts by the OEMs themselves and changes in general economic, competitive or market conditions such as changes in demand for our or the OEM’s products, or fluctuations in currency exchange rates. There can be no assurance that we will continue to maintain or build the relationships we have developed to date. See Item 1A—We face competition from other suppliers as well as our own OEM customers and if we are not able to compete successfully, our business may be harmed.

We have a continuing relationship pursuant to a license agreement with Adobe and license PostScript® software from Adobe for use in many of our controller solutions. This relationship is important because each of our controller solutions requires page description language software such as that provided by Adobe in order to operate. Adobe’s PostScript® software is widely used to manage the geometry, shape and typography of hard copy documents and Adobe is a leader in providing page description software. Although to date we have successfully obtained licenses to use Adobe’s PostScript® software when required, Adobe is not required to, and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® software on reasonable terms, in a timely manner, or at all. In addition, in order to obtain licenses from Adobe, Adobe requires that we obtain from them quality assurance approvals for our products that use Adobe software. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® software. If that occurred, we would have to license, acquire, develop or reestablish our own competing software as a viable alternative for Adobe Postscript and our financial condition and results of operations could be significantly harmed for a period of time.

Our inkjet printers are constructed with inkjet print heads which are manufactured by a limited number of suppliers. If we were to experience difficulty obtaining print heads, our production of inkjet printers would be limited and our revenues would be harmed. We manufacture inks for use in our printers and rely upon a limited number of suppliers for certain pigments used in our inks. Our ink sales would decline significantly if we were unable to obtain the pigments as needed. See Item 1A—We depend upon a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or the delays or shortages of supply of these components could adversely affect our business.

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

Our primary distribution method for our MicroPress controllers, our EFI proofing systems and our EFI workflow software products is to sell directly to our authorized distributors, dealers, and resellers who in turn sell the solutions to end-users either in a stand alone form or bundled with other solutions they offer. Primary customers with whom we have established distribution agreements include Enovation, Fujifilm Graphic Systems, Pitman and other sales companies. There can be no assurance that we will continue to successfully distribute our products through these channels.

Our print management information systems are primarily sold directly to the end user by our own sales force. To distribute our VUTEk printers and ink, we utilize a direct sales force in North America and Europe and principally distributors for the rest of our global distribution. Any interruption of the distribution methods could negatively impact us in the future.

We promote all of our products through public relations, direct mail, advertising, promotional material, trade shows and ongoing customer communication programs. The majority of the sales leads for inkjet printer sales are generated from tradeshows and any interruption in our tradeshow participation could materially impact our revenue and profitability.

Research and Development

Research and development costs for 2007, 2006, and 2005 were $141.2 million, $127.9 million, and $110.1 million, respectively. As of December 31, 2007, 914 of our 2,018 full-time employees were involved in research and development. We believe that development of new products and enhancement of existing products are essential to our continued success, and management intends to continue to devote substantial resources to research and new product development. We expect to make significant expenditures to support our research and development programs for the foreseeable future.

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

Manufacturing

We utilize sub-contractors to manufacture our controller line of products. These sub-contractors work closely with us to promote low costs and high quality in the manufacture of our products. Sub-contractors purchase components needed for our products from third parties. We are completely dependent on the ability of our sub-contractors to produce products sold by us and although we supervise our sub-contractors, there can be no assurance that such sub-contractors will perform efficiently or effectively. A significant amount of our controller line of products is manufactured at a single sub-contractor, Celestica Inc., located in Toronto, Canada. Should Celestica experience any inability or unwillingness to manufacture or deliver product from this location, our business, financial condition and operations could be harmed. Since we do not maintain long-term agreements with our sub-contractors, any of our sub-contractors could enter into agreements with our competitors that might restrict or prohibit such sub-contractors from manufacturing our products or could otherwise lead to an inability of such sub-contractor from filling our orders in a timely manner. See Item 1A—We are dependent on a limited number of subcontractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers and the loss of any of these subcontractors could adversely affect our business.

Our VUTEk printers and ink are manufactured at our Meredith, New Hampshire facility. Meredith is not located in a major metropolitan area, and we have encountered difficulties in hiring and retaining adequate skilled labor and management. Most of the components used in the manufacturing of the printers and the inks are available from multiple suppliers, except for the inkjet print heads and the pigments for our inks. Although typically in low volumes, many key components are sourced from single vendors. If we were unable to obtain the print heads currently used, we would be required to redesign our printers to use different print heads. If we were to change pigments, we would be required to reformulate and test the inks. In two of our locations, we use hazardous materials to formulate solvent-based inks. The storage, use and disposal of those materials must meet the requirements of various environmental regulations. See Item 1A—If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion; and We depend upon a limited group of suppliers for key components in our product. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or the delays or shortages of supply of these components could adversely affect our business.

A significant number of the components necessary for the manufacture of our controller line of products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components. We depend largely on the following sole and limited source suppliers for our components and manufacturing services:

Supplier	Components
Intel	Central processing units, or CPUs; chip sets
Toshiba	Application-specific integrated circuits (“ASIC”)
LSI Logic	Application-specific integrated circuits (“ASIC”)
Texas Instruments	Digital signal processors, (“DSP”)
Celestica Inc.	Contract manufacturing
Seiko	Inkjet print heads
Fuji	Inkjet print heads

We do not maintain long-term agreements with any of our suppliers of components and primarily conduct our business with such suppliers solely on a purchase order basis. If any of our sole or limited source suppliers were unwilling or unable to supply us with the components for which we rely on them, we may be unable to continue manufacturing our products utilizing such components.

The absence of agreements with most of our suppliers also subjects us to fluctuations in pricing, a factor we believe is partially offset by the fact that our suppliers benefit from selling as many components to us as possible. Many of our components are similar to those used in personal computers, and the demand and price fluctuations of personal computer components could affect our component costs. Because the purchase of key components involves long lead times, in the event of unanticipated volatility in demand for our products, we may be unable to manufacture certain products in a quantity sufficient to meet end user demand, or we may hold excess quantities of inventory. We maintain an inventory of components for which we are dependent upon sole or limited source suppliers and of components with prices that fluctuate significantly. We cannot ensure that at any given time we will have sufficient inventory to enable us to meet demand for our products, which would harm our financial results. As a result of our acquisition of VUTEk in 2005, our inventory has increased; however, it still represents less than 4% of our total assets as of December 31, 2007. See Item 1A—We depend upon a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or the delays or shortages of supply of these components could adversely affect our business.

Human Resources

As of December 31, 2007, we employed 2,018 full time employees. Approximately 519 were in sales and marketing, 234 were in general and administrative, 351 were in manufacturing and 914 were in research and development. Of the total number of employees, we had approximately 1,498 employees located in our U.S. and Canadian offices and 520 employees located in offices outside of North America. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. However, there can be no assurance that collective bargaining, work stoppage or other employment related issues will not arise.

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

Our primary competitors for third-party stand-alone color controllers are our OEM customers. Our OEM customers are also the principal competitors for the embedded and design-licensed solutions. Our market position vis-à-vis internally-developed controllers is small, however, as we are the largest third party controller vendor. We believe that our advantages include our continuously advancing technology, time-to-market, brand recognition, end-user loyalty, sizable installed base, number of products supported, price driven by lower developmental costs and market knowledge. A significant disadvantage is our lack of control of the distribution channels and direct connections with our end-users. We do, however, provide a variety of features as well as a unique “look and feel” to our OEMs’ products to differentiate our customers’ products from those of their competitors.

The VUTEk line of super-wide inkjet printers competes with printers produced by Durst, Gandinnovation, Hewlett-Packard and Inca throughout most of the world. There are Chinese and Korean printer manufacturers in the marketplace, but their products are typically sold in their domestic markets and are not perceived as alternatives in most other markets. Although we recommend that our inks be used in the VUTEk printers, users can purchase solvent-based inks from other ink manufacturers. The third-party inks are typically priced at a lower price than our proprietary inks. However, these third-party inks may not provide the same quality. In addition, the use of third-party inks with our printer products may void the ink delivery system warranty on the printer. We believe that our broad product line and leading technology provide a competitive advantage.

Our APPS category, which includes our workflow, proofing, print management information systems and web-based order entry and order management systems, faces competition from software application vendors that specifically target the printing industry. These vendors are typically small, privately-owned companies. We also face competition from larger vendors that currently offer or are seeking to develop printer-focused enterprise resource planning products. We believe the principal competitive factor affecting our markets is the market rates for new printing technology.

There can be no assurance that we will be able to continue to advance our technology and products or to compete effectively against other companies’ product offerings and any failure to do so could have a material adverse effect upon our business, operating results and financial condition.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our intellectual property rights, all of which afford only limited protection. As of December 31, 2007, the Company had 195 issued U.S. patents, up from 172 at

December 31, 2006, 88 pending U.S. patent applications and various foreign counterpart patents and applications. There can be no assurance that patents will be issued from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad enough to protect our technology. In 2007, no new patent applications were filed, down from 5 in 2006. In addition, 1 patent expired in 2007. All other issued U.S. patents expire between January 13, 2009 and August 20, 2024. Our failure to obtain or maintain patent protection may make it easier for our competitors to offer equivalent or superior technology. In addition, third parties may independently develop similar technology without misappropriation of our trade secrets or breach of other proprietary rights. Any failure by us to take all necessary steps to protect our trade secrets or other intellectual property rights and failure to enforce these rights may have a material adverse effect on our ability to compete in our markets. See Item 1A—We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.

Certain trademarks are registered in the United States and/or in foreign jurisdictions. Additionally, applications for registration of certain additional trademarks are also pending in the United States and/or in foreign jurisdictions. We will continue to evaluate the registration of additional trademarks as appropriate. Any failure by us to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks may diminish the value associated with our trademarks. Our products include software sold pursuant to “shrink wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries, including several in which we operate or sell our products, do not protect intellectual property and proprietary rights to as great an extent as do the laws of the United States.

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

Financial Information about Foreign and Domestic Operations and Export Sales

See Note 13 of the Notes to Consolidated Financial Statements. See also Item 1A—We face risks from our international operations and We face risks from currency fluctuations.

Item 1A: Risk Factors

The matters relating to the Special Committee’s review of our historical stock option grant practices and the restatement of our consolidated financial statements required us to incur substantial expenses for accounting, legal and other professional services, diverted our management’s attention from our business and had and may continue to have a material adverse effect on our financial performance.

On October 24, 2006, we announced that a Special Committee of our Board of Directors had commenced an independent investigation of our historical stock option grants. On May 7, 2007, we announced that, based on information obtained by the Special Committee relating to a portion of the historical option grants under review, we believed that the actual measurement dates for certain stock option grants made during the period under review differed from the recorded grant dates used for financial accounting and reporting purposes for such options. Based on information obtained by the Special Committee, we concluded that our financial statements, earnings releases and similar communications relating to the period 1992 through June 30, 2006 should no longer be relied upon. On June 29, 2007, we announced the completion of the independent investigation by the Special Committee, and the remedial actions being taken in response to the findings and recommendations of the Special Committee. The Special Committee investigation and findings relating to stock option practices, the restatement and remedial measures adopted by our Board of Directors as a result of the investigation were described in detail in Note 2 of the Notes to Consolidated Financial Statements, “Restatement of Consolidated Financial Statements,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of

Operations,” and Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on October 19, 2007.

The independent investigation of our historical stock option practices and resulting restatement activities required us to expend significant management time and incur significant accounting, legal and other expenses totaling $19.3 million in 2007.

As a result of the events described above, we have become subject to a number of significant risks, each of which could have an adverse effect on our business, financial condition and results of operations, described below. See Item 1A—We face risks related to possible SEC and regulatory actions regarding our historical stock option grant practices, which could require significant management time and attention, and could require us to pay fines or other penalties; and We face litigation risks relating to our stock option grant practices that could have a material adverse effect on our business, financial condition, results of operation and cash flow.

We face risks related to possible SEC and regulatory actions regarding our historical stock option grant practices, which could require significant management time and attention, and could require us to pay fines or other penalties.

In connection with the Special Committee investigation of our historical stock option grant practices and related informal inquiry by the Securities and Exchange Commission (“SEC”), we voluntarily continued to keep the SEC advised of the issues identified during the investigation, its progress and our conclusions. Although no formal inquiry has been made by any regulatory agency with respect to the investigation and the related restatement, we are unable to predict whether any such formal inquiry will be initiated or what consequences, if any, that any such further inquiry may have on us. Any regulatory inquiry could result in substantial legal expenses, divert management’s attention from other business concerns and harm our business. If a regulatory agency were to commence legal action, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative orders. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions.

We believe our filings comply with all applicable requirements. Nevertheless, the issues surrounding our historical stock option grant practices are complex and the regulatory guidelines or requirements continue to evolve. There can be no assurance that further SEC or other requirements will not evolve or that we will not be required to further restate our prior financial statements. In addition to the cost and time to amend financial reports, such amendments may have a materially adverse effect on investors and the price of our Common Stock and could result in a delisting of our common stock from The Nasdaq Global Select Market.

We face litigation risks relating to our stock option grant practices that could have a material adverse effect on our business, financial condition, results of operation and cash flow.

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

The defense of these lawsuits has resulted, and will likely result in the future, in significant expense and the continued diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. An unfavorable outcome in any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows. We retain employment practices liability and director and officer liability insurance but there can be no guarantee that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. Under our bylaws, charter and indemnification agreements that we have entered into with our officers, directors and general counsel, we are required, subject to certain limited qualifications, to indemnify, and advance expenses to, our current and former executive officers, directors and general counsel in connection with their participation in proceedings arising out of their service to us. There can be no assurance that such payments in connection with the derivative actions will not be material. Additionally, in the future, we may be the subject of additional private or government actions related to our option grant practices. Litigation is time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation, as well as its costs, are difficult to predict and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on sales to a relatively small number of OEM customers and the loss of any of these OEM customers could substantially decrease our revenues.

A significant portion of our revenues are and have been generated by sales of our printer and copier related products to a relatively small number of OEMs. For example, Canon and Xerox each contributed over 10% of our revenues for the year ended December 31, 2007 and together accounted for approximately 31% of those revenues during the same period. During the fiscal year ended December 31, 2006, Canon and Xerox each contributed over 10% of our revenues for the year ended December 31, 2006 and together accounted for approximately 34% of those revenues for the year. Because sales of our printer and copier-related products constitute a significant portion of our revenues and there is a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our controller revenues in future periods. In addition, our OEM customers have developed, and may continue to develop, their own controller products, which may compete directly with our products, which may adversely affect our revenues. Accordingly, if we lose or experience reduced sales to an important OEM customer, we will have difficulty replacing the revenue previously generated from such customers with sales to new or existing OEM customers and our controller revenue will likely decline significantly.

The market for our super-wide-format printers is very competitive.

The printing equipment industry is extremely competitive. Our VUTEk products compete against several companies that market digital printing systems based on electrostatic, drop-on-demand and continuous drop-on-demand inkjet, airbrush and other technologies and printers utilizing solvent and UV curable ink. Two of our largest competitors, NUR and Scitex Vision, were acquired by Hewlett Packard (“HP”) and another large competitor, Inca, was acquired by Dai Nippon Screen (“Screen”). Both HP and Screen have greater resources to develop new products and technologies and market those products, as well as acquire or develop critical components at lower costs, which would provide a competitive advantage. They could also exert downward pressure on product pricing to gain market share.

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

We compete with independent manufacturers in the ink market. We cannot guarantee that we will be able to remain the exclusive or even principal ink supplier for our printers. The loss of ink sales to our installed base of printers could adversely impact our revenues and gross margins. We could also experience an overall reduction in price within the ink markets, which would also adversely affect our gross margins. Solvent inks are relatively easy to replicate and additional manufacturers could increase pricing competition or divert customers away from us.

We do not typically have long term purchase contracts with our OEM customers and our OEM customers have in the past and could at any time in the future, reduce or cease purchasing products from us, harming our operating results and business.

With the exception of certain minimum purchase obligations, we typically do not have long-term volume purchase contracts with our OEM customers, including Canon, Xerox and Konica Minolta and they are not obligated to purchase products from us. Accordingly, our customers could at any time reduce their purchases from us or cease purchasing our products altogether. In the past, some of our OEM customers have elected to develop products on their own, rather than rely, solely or partially, on our products and we expect that customers will continue to make such elections in the future. In addition, because our OEM customers incorporate our products into products they manufacture and sell, any decline in demand for copiers or laser printers and any other negative developments affecting our major customers or the computer industry in general, including reduced demand for the products sold by our OEM customers, would likely harm our results of operations. For example, certain customers have in the past experienced serious financial difficulties which led to a decline in sales of our products to these customers. If any significant customers should face such difficulties in the future, our operating results could be harmed through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to products we have manufactured for these customers’ products.

In addition, a significant portion of our operating expenses are fixed in advance based on projected sales levels and margins, sales forecasts from our OEM customers and product development programs. A substantial portion of our backlog is scheduled for delivery within 90 days or less and our customers may cancel orders and change volume levels or delivery times for product they have ordered from us without penalty. Accordingly, if sales to our OEM customers are below expectations in any given quarter, the adverse impact of the shortfall in revenues on operating results may be and have been increased by our inability to adjust spending in the short term to compensate for this shortfall.

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

The revenue growth and profitability of our business depends significantly on the overall demand for information technology products that enable printing of digital data, which in turn depends on a variety of macro- and micro-economic conditions. In addition, our revenue growth and profitability in our Inkjet business depends on demand and spending for advertising and marketing products and programs, which also depends on a variety of macro- and micro-economic conditions. Delays or reductions in information technology spending, which has occurred in the past, could cause a decline in demand for our products and services and consequently harm our business, operating results, financial condition, prospects and stock price.

Our operating results may fluctuate based upon many factors, which could adversely affect our stock price.

Stock prices of high technology companies such as ours tend to be volatile as a result of various factors, including variations in operating results and, consequently, fluctuations in our operating results could adversely affect our stock price. Factors that have caused our operating results and stock price to fluctuate in the past and that may cause future fluctuations include:

•

varying demand for our products, due to seasonality, OEM customer product development and marketing efforts, OEM customer financial and operational condition, OEM inventory management practices and general economic conditions;

•	shifts in customer demand to lower cost products;

•	success and timing of new product introductions by us and our OEM customers and the performance of our products generally;

•	success and timing of new inkjet product introductions;

•	volatility in foreign exchange rates, changes in interest rates and availability of bank or financing credit to consumers of digital copiers and printers;

•	price reductions by us and our competitors, which may be exacerbated by competitive pressures caused by economic conditions generally;

•	substitution of third-party inks for our own ink products by users of our super-wide format inkjet printers;

•	delay, cancellation or rescheduling of orders or projects;

•	delays or shortages of supply of our key components, including without limitation inkjet print heads, and inability of our suppliers to meet our requirements;

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

•	acquisitions and integration of new businesses;

•	costs related to our entry into new markets, such as commercial printing and office equipment service automation;

•	general economic conditions;

•	commencement of litigation or adverse results in pending litigation, including the purported shareholder derivative suits related to our historical stock option granting practices; and

•	other risks described herein.

We face competition from other suppliers as well as our own OEM customers and if we are not able to compete successfully our business may be harmed.

The digital printing marketplace is highly competitive and is characterized by rapid technological changes. We compete against a number of other suppliers of imaging products and technologies, including our OEM customers themselves. Although we attempt to develop and support innovative products that end-users demand, products or technologies developed by competing suppliers, including our own OEM customers, could render our products or technologies obsolete or noncompetitive.

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

In addition, many OEMs in the printer and copier industry, including most of our OEM customers, internally develop and sell products that compete directly with our current products. These OEMs have significant investments in their existing solutions and have substantial resources that may enable them to develop or improve, more quickly than us, technologies similar to ours that are compatible with their own products. Our OEM customers have in the past marketed, and likely will continue in the future to market, their own internal technologies and solutions in addition to ours, even when their technologies and solutions are less advanced, have lower performance or cost more than our products. Given the significant financial, marketing and other resources of our larger OEM customers and other significant OEMs in the imaging industry who are not our customers, we may not be able to successfully compete against these OEMs selling similar products that they develop internally. If we cannot compete successfully against the OEMs’ internally developed products, we will lose sales and market share in those areas where the OEMs choose to compete and our business will be harmed.

Price reductions for all of our products may affect our revenues in the future.

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

Many of our current products include software that we must license from Adobe. Specifically, we are required to obtain separate licenses from Adobe for the right to use Adobe PostScript® software in each type of copier or printer used with a Fiery Controller. Although to date we have successfully obtained licenses to use Adobe’s PostScript® software when required, Adobe is not required to, and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® software on reasonable terms, in a timely manner, or at all. In addition, in order to obtain licenses from Adobe, Adobe requires that we obtain from them quality assurance approvals for our products that use Adobe software. Although to date we have successfully obtained such quality assurances from Adobe, we cannot be certain Adobe will grant us such approvals in the future. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® software and our financial condition and results of operations would be significantly harmed.

We depend upon a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or the delays or shortages of supply of these components could adversely affect our business.

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components and inkjet print heads for our super-wide format printers. We do not maintain long-term agreements with any of our component suppliers and conduct our business with such suppliers solely on a purchase order basis. If we are unable to continue to procure these sole-sourced components from our current suppliers in the required quantities, we will have to qualify other sources, if possible, or design our products so that they no longer require these components. In addition, these suppliers may be concentrated within similar industries or geographic locations, which could potentially exacerbate these risks. We cannot provide assurance that other sources of these components exist or will be willing to supply us on reasonable terms or at all, or that we will be able to design around these components. Therefore any unavailability, delays or shortages of supply of these components or any inability of our suppliers to meet our requirements could harm our business. Because the purchase of certain key components involves long lead times, in the event of unanticipated volatility in demand for our products, we have been in the past and may in the future be unable to manufacture certain products in a quantity sufficient to meet demand. Further, as has occurred in the past, in the event that anticipated demand does not materialize, we may hold excess quantities of inventory that could become obsolete. In order to meet projected demand, we maintain an inventory of components for which we are dependent upon sole or limited source suppliers and components with prices that fluctuate significantly. As a result, we are subject to a risk of inventory obsolescence, which could adversely affect our operating results and financial condition. Additionally, the market prices and availability of certain components, particularly memory and Intel-designed components, which collectively represent a substantial portion of the total manufactured cost of our products, have fluctuated significantly in the past. Such fluctuations in the future could have a material adverse effect on our operating results and financial condition including a reduction in gross margins.

We are dependent on a limited number of subcontractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers and the loss of any of these subcontractors could adversely affect our business.

We subcontract with other companies to manufacture our products and we do not have long-term agreements with these subcontractors. We rely on the ability of our subcontractors to produce products to be sold to our customers and while we closely monitor our subcontractors’ performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. In the past a weakened economy led to the dissolution, bankruptcy or consolidation of some of the subcontractors who are able to manufacture our products, decreasing the available number of subcontractors. If the available number of subcontractors were to again decrease, it is possible that we would not be able to secure appropriate subcontractors to fulfill our demand in a timely manner or at all, particularly if demand for our products increases. The existence of fewer subcontractors may also reduce our negotiating leverage potentially resulting in higher product costs. Difficulties experienced by our subcontractors, including financial problems and the inability to make or ship our products or fix quality assurance problems, could harm our business, operating results and financial condition. If we decide to change subcontractors, we could experience delays in finding, qualifying and commencing business with new subcontractors which would result in both delay in delivery of our products and also potentially the cancellation of orders for our products. A high concentration of our Fiery controllers is manufactured at a single subcontractor location, Celestica in Toronto, Ontario, Canada. Should Celestica experience any inability to, or refuse to, manufacture or deliver product from this location our business, financial condition and operations could be harmed. Since we do not maintain long-term agreements with our subcontractors, any of our subcontractors could enter into agreements with our competitors that might restrict or prohibit such subcontractors from manufacturing our products or could otherwise lead to an inability of such subcontractors from filling our orders in a timely manner. In such event, we may not be able to find suitable replacement subcontractors and our business, financial condition and operations would likely be harmed.

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

Our acquisition of VUTEk in June 2005 and Jetrion in October 2006 increased the chance that we will experience additional bad debt expense.

Our OEM customers are typically large profitable customers who present little credit risk to us. Our APPS and Inkjet businesses sell primarily via a direct sales force to a broader base of customers, many of whom are smaller and potentially less credit worthy. In addition, as we continue to increase our revenues from our Inkjet customers, many of whom are located overseas in many countries, it may be hard to enforce our legal rights should collection issues arise.

Because of our recent acquisitions we now sell our products to distributors and directly to the end-user. If we are unable to effectively manage a direct sales force, sales and revenues could decline.

We have traditionally sold our products to our OEM partners, who in turn sold the product to the end-user. Our marketing focused on manufacturers and distributors of the manufacturers’ equipment, not on the end-user of the product. We now sell our professional printing applications and our inkjet printers and ink to distributors and directly to the end-user. If we are unable to effectively manage a direct sales force and develop a marketing program that can reach the end-users, we are likely to see a decline in revenues from those products.

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

We seek to develop new technologies and products from both internal and external sources. As part of this effort, we have in the past made, and will likely continue to make, acquisitions of other companies or other companies’ assets. Acquisitions involve numerous risks, such as:

•

if we issue equity securities in connection with an acquisition, the issuance may be dilutive to our existing stockholders; alternatively, acquisitions made entirely or partially for cash (such as our acquisition of VUTEk) will reduce our cash reserves;

•	difficulties in integration of operations, employees, technologies, or products and the related diversion of management time and effort to accomplish successful integration;

•	risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	potential loss of key employees of the acquired company;

•	possible expense overruns;

•	an adverse reaction by customers, suppliers or partners of the acquired company or EFI;

•	the risk of changes in ratings by stock analysts;

•	potential litigation surrounding transactions or the prior actions of the acquired company, such as the VUTEk patent lawsuit and Bureau of Industry and Security (“BIS”) export investigation;

•	the inability to protect or secure technology rights;

•	increases in operating costs; and

•	potential violation of covenants associated with our convertible senior debentures.

Mergers and acquisitions of companies are inherently risky and we cannot provide assurance that our previous or future acquisitions will be successful or will not harm our business, operating results, financial condition, or stock price.

We face risks from currency fluctuations.

Approximately $293.4 million and $260.7 million of our revenue from the sale of products for the years ended December 31, 2007 and 2006, respectively, came from sales outside the Americas, primarily to Europe and Japan. We expect that sales outside the Americas will continue to represent a significant portion of our total revenue.

Given the significance of our non-U.S. sales to our total product revenue, we face a continuing risk from the fluctuation of the U.S. dollar versus the Japanese yen, the Euro and other major European currencies and numerous Southeast Asian currencies. We typically quote and invoice our customers in U.S. dollars and this may result in our products becoming more expensive in the local currency of our customers, thereby reducing our ability to sell our products. When we do invoice our customers in local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar. In addition, we have a substantial number of international employees which creates material operating costs denominated in foreign currencies. In Europe, where we have a significant presence, our sales and marketing expenses and general and administrative expenses have increased in part due to the weakened U.S. dollar. We have attempted to limit or hedge these exposures through operational strategies where we have considered it appropriate in the past, although no hedging activities occurred in 2007. Our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results. We believe that the impact from currency exchange differences in 2007 was not material.

We face risks from our international operations.

We are subject to certain risks because of our international operations. Changes to and compliance with a variety of foreign laws and regulations that may increase our cost of doing business and our inability or failure to obtain required approvals could harm our international and domestic sales. Trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability to sell or to manufacture in international markets. Some of our sales to international customers are made under export licenses that must be obtained from the United States Department of Commerce (“DOC”) and certain transactions require prior approval of the DOC. Changes in governmental regulation and our inability or failure to obtain required approvals, permits or registrations could harm our international and domestic sales and adversely affect our revenues, business and operations. Any violations could result in fines and penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

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

Future sales of our hardware products in European Union member countries (“EU”) could be limited due to the enactment of the EU Restriction of Hazardous Substances in Electrical and Electronic Equipment (“ROHS”).

Since July 1, 2006 forward, new electrical and electronic equipment sold in the EU must not contain lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls (“PBBs”) or polybrominated diphenyl ethers (“PBDEs”). These must be replaced by other non- or less than-toxic substances. Manufacturers must comply with significant, and potentially costly, compliance requirements in order to meet the ROHS deadline. Some of our products may not have been converted before the deadline. As a result, we may not be allowed to sell those products in the EU until the products are made fully compliant, which could harm our business and financial results We could also incur additional costs and liabilities in connection with non-compliant product recalls, regulatory fines and exclusion of non-compliant products from certain markets.

Our products may contain defects which are not discovered until after shipping.

Our products consist of hardware and software developed by ourselves and others. Our products may contain undetected errors and we have in the past discovered software and hardware errors in certain of our products after their introduction, resulting in warranty expense and other expenses incurred in connection with rectifying such errors. Errors could be found in new versions of our products after commencement of commercial shipment and any such errors could result in a loss or delay in market acceptance of such products and thus harm our reputation and revenues. In addition, errors in our products (including errors in licensed third party software) detected prior to new product releases could result in delays in the introduction of new products and our incurring additional expense, which could harm our operating results. We currently provide a twelve month warranty for certain products, which may cover both parts and labor. In the future, we may incur substantial warranty claim expenses on our products which may exceed our estimated warranty reserves, which could harm our business, financial condition and operating results.

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

We are subject to numerous federal and state employment laws, and from time to time we face claims by our employees and former employees under such laws. In addition, the number of cases involving alleged violations of the Fair Labor Standards Act and state wage and hour laws has recently increased in the software industry. The outcome of these types of cases is highly fact specific and the law, particularly in California, is still evolving. Although there are no pending or threatened claims under wage and hour laws against us, we cannot assure you that claims under such laws or other employment-related laws will not be attempted in the future against us, nor can we predict the likely impact of any such claims on us, or that, if asserted, we would be able to successfully resolve any such claims without incurring significant expenses.

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

The market price for our common stock has been and may continue to be volatile. For example, during the twelve-month period ended December 31, 2007, the price of our common stock as reported on The NASDAQ Global Select Market ranged from a low of $20.56 to a high of $30.20. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly or annual operating results;

•	our failure to meet analyst expectations;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships, acquisitions or investments;

•	announcements by our customers regarding their businesses or the products in which our products are included;

•	changes in financial estimates or other statements by securities analysts;

•	changes in general economic conditions;

•	terrorist attacks and the effects of military engagements or natural disasters;

•	changes in the rating of our debentures or other securities;

•	changes in the economic performance and/or market valuations of other software and high-technology companies;

•	commencement of litigation or adverse results in pending litigation, including purported shareholder derivative suits related to our historical stock option practices;

•	commencement of possible SEC and regulatory actions regarding our historical stock option grant practices; and

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

Any repurchases pursuant to our stock repurchase program could affect our stock price and add volatility. There can be no assurance that the repurchases will be made at the best possible price. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, we are permitted to and could discontinue our stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline. For example, we suspended our stock repurchase program as the result of being unable to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. We resumed our stock repurchase program in October 2007.

Under regulations required by the Sarbanes-Oxley Act of 2002, an adverse opinion on internal controls over financial reporting could be issued by our auditors, and this could have a negative impact on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our auditors, an independent registered public accounting firm, are required to audit the effectiveness of our internal controls over financial reporting. Although no known material weaknesses are believed to exist at this time, it is possible that material weaknesses could be identified. If we are unable to remediate the weaknesses, our management would be required to conclude that our internal controls over financial reporting were not effective and our auditors would be required to issue an adverse opinion on the effectiveness of our internal control over financial reporting. It is uncertain what impact such adverse conclusions would have on our stock price. In addition to their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements, errors, omissions, or fraud.

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

For example, if we exercise our option to redeem the $240 million in 1.50% convertible senior debentures or if the holders require us to repurchase all or a significant portion of the convertible senior debentures, we believe we may need to seek alternative sources of liquidity. This may include adding a line of credit and/or converting all or portions of our investment portfolio into cash. In either case, we would expect that our Other income would decline due to the impact of higher interest costs on any new debt or lower expected interest income earned on our investment portfolio.

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

•

require the dedication of a substantial portion of any cash flow from operations to the payment of principal of and interest on our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry by restricting the funds available for use in addressing such changes; and

•	place us at a competitive disadvantage relative to our competitors with less debt.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2007 we owned or leased a total of approximately 1.1 million square feet of space worldwide. The following table sets forth the location, size and use of our principal facilities:

Location	Square footage	Leased or owned		Principal uses
Foster City, California	458,000	Leased	(1)	Corporate offices, design and engineering, product testing, customer service
Meredith, New Hampshire	163,000	Owned		Manufacturing (VUTEk printers and ink), design and engineering, sales, customer service
Norcross, Georgia	111,000	Leased	(2)	Design and engineering
Bangalore, India	69,167	Leased		Design and engineering, sales, administrative and support services
Minneapolis, Minnesota	69,523	Owned & Leased	(3)	Design and engineering, customer service, software engineering
Ypsilanti, Michigan	70,138	Leased		Manufacturing (ink), design and engineering, sales, customer service
Scottsdale, Arizona	29,232	Leased	(4)	Administrative services, customer service
Ratingen, Germany	27,438	Leased		Software engineering, sales, customer service
Pittsburgh, Pennsylvania	25,997	Leased		Software engineering, sales
Lebanon, New Hampshire	17,683	Leased		Software engineering
Brussels, Belgium	17,491	Leased		Sales and customer service
Schiphol-Rijk, The Netherlands	16,695	Leased		European corporate offices, sales, support services
Parsippany, New Jersey	11,960	Leased		Design and engineering
Tokyo, Japan	6,405	Leased		Sales, design and engineering

(1)	Approximately 47,139 square feet are sub-leased.
(2)	Approximately 59,000 square feet are sub-leased.
(3)	Approximately 43,700 square feet are owned, approximately 25,800 leased with sub-lease
(4)	Approximately 12,700 square feet are sub-leased.

Our Foster City offices are located on approximately 35 acres of real property which we own. We also lease additional domestic and international regional operations and sales offices. For additional information on our lease obligations see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We believe that our facilities, in general, are adequate for our present needs. We do not expect that, if the need arises, we would experience difficulties in obtaining additional space at fair market rates.

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

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.:

In May 2005, prior to EFI’s acquisition of VUTEk, Leggett & Platt, Inc. (“L&P”), and its patent holding subsidiary brought a patent infringement action against VUTEk in the United States District Court in the Eastern District of Missouri. After conducting extensive discovery, EFI moved for summary judgment that the asserted patent is invalid and not infringed. After several months of reviewing the evidence, on December 26, 2006, the Court granted EFI’s summary judgment motion and ruled that all of L&P’s asserted patent claims were invalid on multiple grounds. The Court found that each asserted patent claim was obvious and already disclosed in VUTEk’s own prior patents. In addition to those two grounds for invalidity, the Court also found L&P’s patent claims invalid because the L&P patent claims were vague and indefinite in view of the patent claim interpretations suggested by L&P. The Court also granted EFI’s motion to recover its costs from L&P. L&P presently is appealing the judgment, and EFI is fully opposing L&P’s appeal.

On November 6, 2007, EFI filed a complaint for declaratory and injunctive relief challenging the validity and enforceability of L&P’s newly issued patent, which is a continuation of L&P’s originally asserted patent. EFI firmly believes that the Court should summarily invalidate the claims of this patent for the same reasons it invalidated the L&P’s original patent claims. Further, EFI believes that L&P’s failure to adequately disclose to the U.S. Patent and Trademark Office the proceedings in the previous lawsuit amounts to inequitable conduct that should render the new patent unenforceable. While EFI does not believe that its products infringed either of these patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Bureau of Industry and Security (“BIS”) Export Investigation:

In January 2005, prior to EFI’s acquisition of VUTEk, the U.S. Commerce Department’s Bureau of Industry and Security initiated an investigation of VUTEk relating to VUTEk’s alleged failure to comply with U.S. export regulations in connection with several export sales to Syria in 2004. EFI self-initiated an internal compliance review of historical export practices for both VUTEk and EFI. Potential violations uncovered during our compliance review were voluntarily disclosed to BIS in November 2006 (for VUTEk) and December 2006 (for EFI). Additionally, we provided BIS with detailed reports of our compliance review findings and supplemental information in March 2007 (for VUTEk) and May 2007 (for EFI). The areas of possible non-compliance found in the internal review relate to: (1) deemed exports of controlled encryption source code and/or technology to foreign nationals of Syria and Iran, (2) exports of printers and other products with encryption functionality before completion of encryption reviews by BIS and (3) statistical reporting errors on some export declarations. At present, we believe that these matters will be resolved solely with administrative penalties. However, there is no assurance that these matters will not have an unforeseen outcome that could impair our ability to export product outside of the United States and Canada.

Durst Fototechnik Technology GmbH v. Electronics for Imaging, GmbH et al.:

On February 23, 2007, Durst brought a patent infringement action against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity and unenforceability based on Durst’s improper actions before the German patent office. EFI Inc. filed its Statement of Defense on August 29, 2007. EFI Inc.’s defenses include those for EFI GmbH as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2007. At the conclusion of the trial, the court ordered the parties to provide further briefing regarding issues raised by EFI regarding the validity of Durst’s patent. On February 15, 2008, the Court decided to appoint an expert to assist it on questions related to the validity of the Durst utility model right. EFI will continue to defend itself vigorously. While EFI does not believe that its products infringe any valid claim of Durst’s patent, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

In order to protect its products and its customers, EFI filed a declaratory judgment action against Acacia and Screentone in the Central District of California on November 13, 2007. In this action, EFI seeks to invalidate the claims asserted in the Texas action as well as claims from an additional Acacia patent. EFI also seeks an order that its products do not infringe any claim in these patents. Acacia and Screentone have answered the complaint, and the court has set an initial conference for February 22, 2008.

While EFI does not believe that its products infringed any valid claim of Acacia and Screentone’s patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Tesseron Patent Litigation:

On September 26, 2007, Tesseron, Ltd. initiated litigation against Konica Minolta Business Solutions USA, Konica Minolta Business Technologies and Konica Minolta Holdings for infringement of eight patents related to variable printing technology in the United States District Court for the Northern District of Ohio, Eastern Division. Konica Minolta is an EFI customer and the complaint references EFI Fiery variable data enabled printer controllers. Additionally, Tesseron has on multiple occasions over the past 4 years sent threatening letters to EFI. Tesseron failed to reply to each of EFI’s requests for a dialogue until recently and that meeting was unproductive with Tesseron refusing to explain its infringement contentions. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. Konica Minolta has written requesting indemnification for any EFI products that allegedly infringe these patents. On December 6, 2007, Tesseron filed an amended complaint in the Ohio action wherein it added EFI and Ricoh as defendants, but dropped 6 of the 8 original patents in suit.

On October 30, 2007, EFI filed a complaint against Tesseron in the United States District Court for the Northern District of California, which subsequently transferred the action to the United States District Court for the Northern District of Ohio. EFI’s complaint seeks a declaratory judgment that Tesseron’s patents are invalid and/or not infringed. EFI also seeks to prevent Tesseron and its attorneys from threatening EFI or its OEM customers with infringement of those patents, or bringing a lawsuit claiming infringement with regard to such products. EFI will vigorously pursue this action in order to demonstrate that its variable data printing products do not infringe any valid claim of Tesseron’s patents.

While EFI does not believe that its products infringed any of these patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Purported Derivative Shareholder Complaints:

On August 16, 2006, the first of two purported derivative shareholder complaints were filed in the Superior Court of the State of California for the County of San Mateo. The actions were consolidated and a consolidated complaint was filed December 18, 2006, alleging claims—derivatively and on behalf of the Company as nominal defendant—against certain of the Company’s current and former officers and/or directors and sought redress for alleged breaches of fiduciary duty by and unjust enrichment of the individual defendants. Plaintiffs claimed that, from 1994 to 2003, the defendants colluded to improperly backdate stock option grants to various officers and directors in violation of the Company’s stock option plans. Further, plaintiffs claimed that the individual defendants colluded to improperly record and account for the allegedly backdated options in violation of Generally Accepted Accounting Principles, and to produce and disseminate statements that improperly recorded and accounted for the options and concealed the allegedly improper backdating. On January 30, 2007 the court entered a stipulated order dismissing the consolidated action and, on February 2, 2007, plaintiffs filed a similar complaint in the United States District Court for the Northern District of California.

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

On November 27, 2006, the first of two purported derivative shareholder complaints were filed in the United States District Court for the Northern District of California, containing allegations similar to the derivative allegations asserted in the previously-filed complaints. Plaintiffs alleged that the individual defendants’ alleged misconduct violated the Securities Exchange Act of 1934, as well as California and Delaware law. Following consolidation of the actions and appointment of lead plaintiffs and their attorneys lead counsel on July 25, 2007 the Court granted plaintiffs’ unopposed motion to stay the action in deference to the litigation pending in Delaware (described below).

On March 15, 2007 a complaint was filed in Delaware Chancery Court captioned Denver Employees Retirement Plan v. Gecht et al., No. 2797. The complaint asserts derivative claims against certain of the Company’s current and former officers and/or directors, alleging that the director defendants breached their fiduciary duty by improperly manipulating certain stock option grants between 1996 and 2003, thereby violating the terms of the Company’s stock option plan, causing the Company to issue false and misleading financial statements and proxy statements, and unjustly enriching the executives who received the subject option grants. The complaint also purported to be brought on behalf of a class consisting of all others similarly situated and alleges a class claim for breach of the fiduciary duty of disclosure. On May 9, 2007, the court granted the parties’ proposed order consolidating the Denver and Ann Arbor cases, designating the Denver complaint as the operative complaint, and appointing the named plaintiffs lead plaintiffs and their counsel lead counsel. Defendants have moved to dismiss the action and discovery is under way.

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

Item 4: Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on December 14, 2007. The following proposals were adopted by the margins indicated:

1.	To elect Gill Cogan, Guy Gecht, James S. Greene, Dan Maydan, Christopher B. Paisley, and Fred Rosenzweig to the Board of Directors of the Company. The term of office of each person elected as a director will continue until the next Annual Meeting of Stockholders or until his successor has been elected and qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the votes for each nominee elected as a director:

Nominee	For	Against or Withheld
Gill Cogan	44,700,496	9,699,873
Guy Gecht	48,978,731	5,421,638
James S. Greene	44,697,848	9,702,521
Dan Maydan	44,641,233	9,759,136
Christopher B. Paisley	48,756,350	5,644,019
Fred Rosenzweig	48,057,249	6,343,120

2.	To approve the ratification of the appointment of the independent registered public accounting firm for the Company for the fiscal year ended December 31, 2007. The voting results were 53,928,851—For; 446,274—Against or Withheld; 25,245—Abstained; and 0—Broker Non-Voters.

3.	To approve the Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan and the reservation of an aggregate of 3,300,000 shares of the Company’s Common Stock for issuance pursuant to such plan. The voting results were 37,488,751—For; 14,282,565—Against or Withheld; 83,922—Abstained; and 2,545,133—Broker Non-Voters.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the NASDAQ National Market (now The NASDAQ Global Select Market) under the symbol EFII since October 2, 1992. The table below lists the high and low sales price during each quarter the stock was traded in 2007 and 2006.

	2007				2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	27.01	30.20	30.11	27.86	29.41	29.85	24.23	27.07
Low	22.11	23.44	23.52	20.56	25.39	19.85	19.11	21.59

As of February 22, 2008 there were 343 stockholders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to provide the actual number of stockholders represented by these record holders.

We have never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for our business and will not pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information regarding our equity compensation plans may be found in Item 12 of this Annual Report on Form 10-K and is incorporation herein by reference.

Repurchases of Equity Securities

Purchases of equity securities during the twelve months ended December 31, 2007 were (in thousands except for per share amounts):

Fiscal month	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans (1)
January 2007	15	$23.06	—	$65,147
February 2007	—	—	—	$65,147
March 2007	29	$23.35	—	$65,147
April 2007	2	$24.15	—	$65,147
May 2007	—	—	—	$65,147
June 2007	—	—	—	$65,147
July 2007	—	—	—	$65,147
August 2007	—	—	—	$65,147
September 2007	—	—	—	$65,147
October 2007	1,035	$22.73	966	$43,539
November 2007	2,058	$22.20	2,058	$97,844
December 2007	—	—	—	$97,844

Total	3,139	$22.39	3,024

(1)

In August 2004, our Board of Directors authorized $100.0 million to be used for the repurchase of our outstanding common stock. No shares were repurchased in 2005. In 2006, we repurchased 1.5 million shares for an aggregate purchase price of $33.8 million. Purchases under this program were completed in

November 2007. In November 2007, our Board of Directors authorized an additional $100.0 million to be used for the repurchase of outstanding common stock. In 2007, we purchased a total of 3.0 million shares for an aggregate purchase price of $67.3 million under these publicly announced plans. Our buyback program is limited by the SEC regulations and compliance with the Company’s insider trading policy. Approximately $97.8 million remains under the program to purchase shares at December 31, 2007.

(2)

Includes 0.1 million shares purchased from employees to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock awards and stock units in addition to the 3.0 million shares repurchased pursuant to our stock repurchase program.

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

The following graph demonstrates a comparison of cumulative total returns based upon an initial investment of $100 in the Company’s Common Stock as compared with the NASDAQ Composite and the NASDAQ Computers and Manufacturers Index. The stock price performance shown on the graph below is not indicative of future price performance and only reflects the Company’s relative stock price for the five-year period ending on December 31, 2007. All values assume reinvestment of dividends and are calculated at December 31 of each year.

Item 6: Selected Financial Data

The following table summarizes selected consolidated financial data as of and for the five years ended December 31, 2007. This information should be read in conjunction with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto. For a more detailed description, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	For the year ended December 31,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Operations(1)
Revenue	$620,586	$564,611	$467,117	$394,604	$379,587

Gross profit	360,886	335,170	288,452	256,113	231,268

Income (loss) from operations(2)(3)	(2,231)	15,561	(13,948)	11,112	25,327

Net income (loss)(2)(3)	$26,843	$(183)	$(5,180)	$35,565	$22,104

Earnings per share
Net income (loss) per basic common share	$0.47	$(0.00)	$(0.10)	$0.66	$0.41

Net income (loss) per diluted common share	$0.44	$(0.00)	$(0.10)	$0.60	$0.40

Shares used in basic per-share calculation	56,679	56,559	54,425	53,898	53,789

Shares used in diluted per-share calculation	68,102	56,559	54,425	63,979	60,272

Financial Position
Cash, cash equivalents and short-term investments	$499,852	$510,171	$469,616	$659,559	$624,112
Working capital	270,677	261,774	459,077	617,076	664,246
Total assets	1,157,739	1,144,651	1,088,438	1,025,323	1,022,398
Convertible senior debentures	240,000	240,000	240,000	240,000	240,000
Stockholders’ equity	743,996	751,578	710,739	674,026	662,603

(1)	These results include acquired company results of operations beginning on the date of acquisition. See Note 2 of Notes to Consolidated Financial Statements for a summary of recent acquisitions.
(2)

Includes stock-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment (“SFAS 123(R)”) of $24.5 million and $23.7 million for the years ended December 31, 2007 and 2006, respectively. Because we implemented SFAS 123(R) as of January 1, 2006, prior periods do not reflect stock-based compensation expense related to this new accounting standard. See Note 12 of Notes to Consolidated Financial Statements.

(3)

Includes acquired in-process research and development costs of $0, $8.5 million, $45.3 million, $1.0 million and $13.2 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 respectively. See Note 2 of Notes to Consolidated Financial Statements. Also includes real-estate related charges of $14.4 million for the year ended December 31, 2004 and restructuring charges of $2.7 million for the year ended December 31, 2005.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results could differ materially from those discussed here. For a discussion of the factors that could impact our results, readers are referred to Item 1A “Risk Factors” in Part I of this Annual Report and to our other reports filed with the Securities and Exchange Commission. We do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

Overview

Key financial results for 2007 were as follows:

•

Our consolidated revenues increased by approximately 10%, or $56.0 million, from $564.6 million in 2006 to $620.6 million for the year ended December 31, 2007. This was due primarily to the inkjet product revenues, which contributed $49.1 million of the increase in 2007.

•	Gross margins decreased to 58% in 2007 versus 59% in 2006 due to a greater percentage of inkjet products sales which have lower gross margins than our APPS and Controller products.

•

Operating expenses as a percent of revenues increased from 57% in 2006 to 59% in 2007 due to Jetrion and overall headcount growth and stock compensation investigation costs offset by lower amortization of intangible assets and the absence of in-process research and development costs in 2007 compared with $8.5 million of in-process research and development costs in 2006.

•

Interest and other income decreased from 5% of revenue in 2006 to 4% of revenue in 2007 due to a $7 million gain on the sale of the Mobile Workforce Automation (“MWA”) product line in 2006 offset by higher interest income in 2007 compared to 2006.

•

In 2006 we recorded a tax provision for income taxes of $41.7 million on pretax net income of $41.5 million and in 2007 we recorded a benefit from income taxes of $4.6 million on pretax income of $22.2 million. The change from 2006 to 2007 primarily related to both a one-time tax charge in 2006 related to the migration of the non-North American VUTEk and chipset product lines to our European headquarters and lower taxes on foreign income in 2007.

Results of Operations

The following table sets forth items in our consolidated statements of operations as a percentage of total revenue for 2007, 2006 and 2005. These operating results are not necessarily indicative of results for any future period.

	Years ended December 31,
	2007	2006	2005
Revenue	100%	100%	100%
Gross Profit	58%	59%	62%
Operating expenses:
Research and development	23%	23%	24%
Sales and marketing	19%	18%	18%
General and administrative	11%	8%	8%
Restructuring charges	—%	—%	1%
Amortization of identified intangibles	6%	6%	6%
Acquired in-process research and development	—%	2%	10%

Total operating expenses	59%	57%	65%

Income (loss) from operations	(1)%	2%	(3)%
Interest and other income, net	4%	5%	2%

Income (loss) before income taxes	3%	7%	(1)%
Benefit from (provision for) income taxes	1%	(7)%	—%

Net income (loss)	4%	—%	(1)%

Revenue

We currently classify our revenue into three categories. The first category, “Controllers”, includes products and technology which connect digital copiers with computer networks, and is made up of stand-alone controllers and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This category includes our Fiery series (external print servers and embedded servers), Splash and MicroPress color and black and white server products and spare parts. It also includes server-related revenue made up of scanning solutions. The second category, “Inkjet Products”, consists of sales of the super-wide format inkjet printers, industrial inkjet printers, inks, and parts and services revenue from the VUTEk and Jetrion businesses. The third category, “Advanced Professional Print Software”, or APPS, consists of software technology focused on printing workflow, print management information systems, proofing and web submission and job tracking tools and software options available on our Controller products.

Our revenues by product category for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Years ended December 31,						% change
Revenue	2007		2006		2005		2007 over 2006	2006 over 2005
Controllers	$305,850	49%	$306,688	54%	$310,213	67%	(0)%	(1)%
Inkjet Products	229,253	37%	180,203	32%	85,530	18%	27%	111%
Advanced Professional Printing Software	85,483	14%	77,720	14%	71,374	15%	10%	9%

Total revenue	$620,586	100%	$564,611	100%	$467,117	100%	10%	21%

Overview

Revenue was $620.6 million in 2007, compared to $564.6 million in 2006 and $467.1 million in 2005, which resulted in a 10% increase in 2007 versus 2006 and a 21% increase in 2006 versus 2005. The $56.0 million increase in 2007 compared to 2006 was primarily due to a $49.1 million increase in inkjet product revenues, and a $7.8 million increase in APPS revenues. Controllers revenue declined slightly in 2007 compared to 2006.

Controllers Revenues

In our Controllers category, revenue declined slightly in 2007 versus 2006 primarily because of a focus by our OEM partners on end of year inventory management and weakness in sales into our core professional print market.

The decrease in 2006 versus 2005 of $3.5 million was primarily due to the sale of the MWA business in the second quarter of 2006 which contributed a $4.5 million decline in revenue year over year.

Inkjet Products Revenues

Inkjet product revenues were $229.3 million in 2007 as compared to $180.2 million in 2006. The increase is due to the continued success of VUTEk’s QS series of UV printers, driven by continued robust demand in Europe, Middle East and Africa (“EMEA”) and the Americas.

Inkjet product revenues were $180.2 million in 2006 as compared to $85.5 million in 2005. Our 2005 results include seven months of VUTEk revenues since its acquisition in June 2005 and our 2006 results include 2 months of Jetrion revenues and a full year of VUTEk revenues. We estimate that Inkjet product revenues would have increased 26% on a pro forma basis if 2005 revenues included VUTEk pre-acquisition revenues.

Approximately $62.2 million of 2007 Inkjet product revenues were generated from ink sales versus $51.7 million in 2006 and $26.1 million in 2005.

We currently expect our Inkjet and ink revenues to increase over the course of 2008 as we continue to penetrate existing markets and develop new customer accounts.

Advanced Professional Print Software Revenues

The Advanced Professional Print Software category increased 10% in 2007 over 2006 primarily due to the strength of the software products that complement the Controllers business. The APPS category increased 9% in 2006 over 2005 primarily due to a $6.2 million increase in revenues from packaged software solutions, which are sold with new controllers and to existing customers. This category includes our management systems software, including EFI Hagen, EFI Logic, Prograph, PrintSmith and PrintFlow, our web-based order entry and order management software, including Digital StoreFront and our proofing software, ColorProof XF. The software applications in this category generate higher margins, favorably impacting our margins.

Revenues by geographic area for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	For the years ended December 31,						% change
	2007		2006		2005		2007 over 2006	2006 over 2005
Americas	$327,232	53%	$303,931	54%	$258,543	55%	8%	18%
EMEA	216,308	35%	175,037	31%	139,165	30%	24%	26%
Japan	58,015	9%	63,248	11%	47,125	10%	(8)%	34%
Other international locations	19,031	3%	22,395	4%	22,284	5%	(15)%	0%

Total revenue	$620,586	100%	$564,611	100%	$467,117	100%	10%	21%

Revenue growth in 2007 across all regions was primarily driven by our Inkjet products. In the individual regions, Inkjet product revenues in 2007 represented 34%, 50%, 5%, and 32% of revenue in the Americas, EMEA, Japan and other international locations, respectively.

In 2007, revenues in the EMEA region demonstrated increased strength. In 2007, revenues in the EMEA, Americas and Japan regions represented 35%, 53% and 9% of revenues, respectively, while in 2006 they represented 31%, 54% and 11% of revenues, respectively. This represents an increase in the EMEA region of 4% year over year and decreases in the Americas and Japan regions of 1% and 2%, respectively, year over year.

The Japan region had strong 2006 growth due to strong design license sales to OEM customers. Revenues in the Americas region was negatively impacted by the sale of the MWA product line in the second quarter of 2006.

Shipments to some of our U.S. OEM customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. We believe that non-U.S. sales of our products into each region may differ from what is reported because accurate data is difficult to obtain. We expect that non-U.S. sales will continue to represent a significant portion of our total revenue.

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the year ended December 31, 2007, two customers—Canon and Xerox—each provided more than 10% of our revenue individually and approximately 31% of revenue in the aggregate. For the year ended December 31, 2006, two customers—Canon and Xerox—each provided more than 10% of our revenue individually and approximately 34% of revenue in the aggregate. For the year ended December 31, 2005, Canon, Konica-Minolta and Xerox each provided more than 10% of our revenue individually and approximately 48% of revenue in the aggregate. We have shown a continued decrease in our dependency on the OEM business and in 2007, 51% of our revenues were from non-OEM sources.

The decreasing trend in OEM dependency is attributable to the addition of the Inkjet Products business where most of the revenue is generated from sales to distributors and direct customers. No assurance can be given that our relationships with distributors and direct customers will continue or that we will be successful in maintaining or increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations by most of our OEMs to purchase our products at all, or in significant amounts. Such reductions have occurred in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenues from our Inkjet Products and our Advance Professional Print Software, the percentage of our revenue that comes from individual OEMs will continue to decrease.

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

We also believe that in addition to the factors described above, price reductions for all of our products may affect revenues in the future. We have previously reduced and in the future will likely reduce prices for our products. Depending upon the price-elasticity of demand for our products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions have had and may in the future have an adverse impact on our revenues and profits.

Stock-based Compensation

See Note 12 of our Notes to Consolidated Financial Statements for a discussion of stock-based compensation.

Gross Margins

Our gross margins were 58%, 59%, and 62% for 2007, 2006 and 2005, respectively. The decrease in gross margins in 2007 and 2006 was due primarily to the greater mix of Inkjet sales. Our inkjet printers have a lower gross margin than our Controllers and Advanced Professional Print Software product lines. Product mix is a significant driver in our gross margins and we cannot predict the impact that product mix will have on future gross margin results. Our inkjet product line is growing as a percentage of revenue which decreases gross margin percentage. For 2007 inkjet revenues were 37% of total revenue as compared to 32% and 18% of total revenues in 2006 and 2005, respectively.

Gross margins on our inkjet products are lower than gross margins on our controller business. Our ink sales represent a continuing revenue stream to existing customers that will increase if our inkjet customers’ production increases. Ink margins are typically higher than overall inkjet margins.

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

Operating Expenses

Operating expenses increased by 14% in 2007 over 2006 and increased by 6% in 2006 over 2005. Operating expenses as a percentage of revenue totaled 59%, 57%, and 65% for 2007, 2006, and 2005, respectively. The increase in operating expenses as a percentage of revenue in 2007 versus 2006 primarily resulted from increases in personnel related costs. The decrease in operating expenses as a percentage of revenue in 2006 versus 2005 was primarily due to a decrease of in-process research and development expense (“IPR&D”) from $45.3 million in 2005 relating to the VUTEk acquisition to $8.5 million in 2006 relating to the Jetrion acquisition.

Research and Development

Research and development expenses consist primarily of costs associated with personnel, consulting and prototype parts. Research and development expenses were $141.2 million or 23% of revenue in 2007 compared to $127.9 million or 23% of revenue in 2006 and $110.1 million or 24% of revenue in 2005. The increase of $13.3 million in 2007 was primarily due to a $9.7 million increase in employee costs related to increased headcount as a result of our investments in our research and development organizations, a $2.0 million increase in consulting fees, a $1.2 million increase in prototype expenses and a $.7 million increase in stock-based compensation expense and other equity plan related costs. The increase of $17.8 million in 2006 versus 2005 was primarily due to an increase in stock-based compensation of $7.8 million, higher personnel and other related costs due to higher headcount, and higher spending due to Inkjet research and development. Research and development headcount was 914 and 885 as of December 31, 2007 and 2006, respectively.

We believe that the development of new products and the enhancement of existing products are essential to our success and we intend to continue to devote substantial resources to research and new product development efforts. Accordingly, we expect that our research and development expenses may increase in absolute terms and also as a percentage of revenue in future periods.

Sales and Marketing

Sales and marketing include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Asia, and other locations around the world. Sales and marketing expenses for 2007 were $120.4 million or 19% of revenue compared to $99.8 million or 18% of revenue in 2006 and $82.0 million or 18% of revenue in 2005.

The $20.6 million increase in expenses in 2007 versus 2006 is primarily related to a $10.8 million increase in personnel costs related to increased headcount and related sales commissions attributable to the increase in Inkjet sales, a $3.4 million increase in overhead expenses related to the VUTEk expansion in the EMEA region, a $3.2 million increase in travel-related expenses, and a $1.4 million increase in VUTEk promotional expenses. The $17.8 million increase in expenses in 2006 versus 2005 primarily related to the acquisition of VUTEk, which is included in the full year results for 2006 and for seven months in 2005. VUTEk sells directly to end user customers which results in a higher level of sales expense compared to our OEM customers. VUTEk sales and marketing expenses increased by $14.5 million in 2006 from 2005. The remaining increases consisted of a $3.1 increase in stock-based compensation expense, from $0.2 million in 2005 to $3.2 million in 2006.

Sales and marketing headcount was 519 and 441 as of December 31, 2007 and 2006, respectively.

We expect that our sales and marketing expenses may increase in absolute terms as we continue to actively promote our products, introduce new products and services, and continue to build our sales and marketing organization, particularly in Europe and Asia Pacific. Sales and marketing expenses may also increase as we continue to grow our software solutions, Inkjet products, and other new product lines, which require greater sales and marketing support from us. We expect that if the U.S. dollar remains volatile against the Euro or other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of costs associated with administrative personnel, legal and accounting expense and stock option investigation costs. General and administrative expenses were $68.1 million or 11% of revenue in 2007 compared to $47.9 million or 8% of revenue in 2006 and $35.9 million or 8% of revenue in 2005. The $20.2 million increase in 2007 versus 2006 consists primarily of $9.2 million in legal and accounting expenses related to the stock option investigation, a $3.9 million increase in personnel costs as a result of headcount growth to support the growth in the VUTEk business, a $3.8 million increase in bad debt expense due to the prior year reversal of the VUTEk acquisition allowance for doubtful accounts, $1.5 million in costs related to an acquisition that was not consummated in the first quarter of 2007, and a $1.3 million increase in personnel costs related to the tax settlement pursuant to Section 409A of the U.S. Internal Revenue Code (“Section 409A”).

The $12.0 million increase in 2006 versus 2005 principally consists of an increase of stock-based compensation of $8.3 million from $2.1 million in 2005 to $10.4 million in 2006, and $4.0 million incurred in 2006 for accounting and legal fees relating to our independent investigation into past stock option practices. We expect our general and administrative expenses to decrease in absolute terms as we complete activities related to the stock option investigation.

Restructuring Charges

During the first quarter of 2005 we incurred severance costs of approximately $2.7 million related to a headcount reduction of 65 employees.

In January 2008, we announced a restructuring plan in order to better align our costs with revenue levels. In the first quarter of 2008 we expect to reduce our worldwide headcount by approximately 100 employees and incur severance costs of approximately $4.5 million.

Amortization of Identified Intangibles

Amortization of acquisition-related intangibles was $33.5 million or 6% of revenue in 2007 versus $35.5 million or 6% of revenue in 2006 and $26.4 million or 6% of revenue in 2005. The slight decrease of $2.0 million in 2007 versus 2006 is due to several intangible assets becoming fully amortized in 2007, offset partially by the increased amortization of Jetrion intangible assets starting in the fourth quarter of 2006. The increase of $9.1 million in 2006 versus 2005 is primarily due to the inclusion of amortization of VUTEk intangible assets for a full year in 2006 versus seven months in 2005. We acquired VUTEk on June 2, 2005 and Jetrion on October 31, 2006.

Acquired In-process Research and Development

At the time of acquisition of Jetrion and VUTEk, we expensed acquired in-process research and development of $8.5 million for Jetrion in 2006 and $45.3 million for VUTEk in 2005.

Interest and Other Income, Net

Interest and other income

Interest and other income was $29.5 million in 2007 compared with $24.0 million in 2006, an increase of $5.5 million. Interest and other income of $24.0 million in 2006 represented a 66% increase from $14.5 million in 2005. Both yearly increases were attributable to higher interest rates and higher average cash, cash equivalents and investment balances. We had net realized losses on our marketable securities of $0.3 million, $0.2 million and $0.8 million in 2007, 2006 and 2005, respectively.

Interest expense

Interest expense consists of interest and debt amortization costs related to our 1.50% convertible senior debentures. Interest expense including debt amortization totaled $5.0 million for each of the years ended December 31, 2007, 2006 and 2005.

If we exercise our option to redeem the $240 million in 1.50% convertible senior debentures or if the holders require us to repurchase all or a significant portion of the convertible senior debentures, we believe we may need to seek alternative sources of liquidity. This may include adding a line of credit and/or converting all or portions of our investment portfolio into cash. In either case, we would expect that our Other income would decline due to the impact of higher interest costs on any new debt or lower expected interest income earned on our investment portfolio.

Gain on Sale of Product Line

During the second quarter of 2006, we sold our inventory and net assets related to our MWA line of products. Gross proceeds from the sale were $10.0 million and we recognized a gain of $7.0 million.

Income Taxes

In 2007, we recorded a tax benefit of $4.6 million on a pre-tax operating income of $22.2 million, compared to a tax provision of $41.7 million recorded in 2006 on pre-tax operating income of $41.5 million and a tax provision of $0.7 million recorded in 2005 on pre-tax operating loss of $4.5 million. In each of these years, we benefited from research and development credits, and in 2007 and 2005, our taxes also decreased due to lower taxes on foreign income. In addition, our taxes decreased in 2006 and 2005 due to the extra-territorial income exclusion. Our taxes increased in each of these years due to non-deductible stock compensation charges, and in 2005 due to in-process research and development write-offs related to the VUTEk acquisition. As a result of discrete tax adjustments, our taxes in 2007 increased $0.3 million due to interest accrued on prior year tax contingency reserves and $0.9 million due to our reassessment of taxes resulting from our filing of our 2006 federal and state income tax returns. Discrete tax adjustments also reduced our 2007 taxes by $1.6 million due to a reassessment of our federal tax contingency reserves, $1.1 million due to a one-time bonus payment to employees related to the temporary suspension of our ESPP program, $0.4 million related to U.S. Internal Revenue Section 409A payments made on employees’ behalf and $0.5 million valuation allowance release related to compensation deductions that are no longer anticipated to be limited by U.S. Internal Revenue Code Section 162(m). As a result of discrete tax adjustments, our taxes in 2006 were reduced by $0.9 million as a result of the expiration of the statute of limitations for state income tax purposes and $0.4 million due to a reassessment of tax contingency reserves related to the filing of foreign income tax returns, and were increased by $34.9 million due to the migration of the non-North American VUTEk and chipset product lines to our European headquarters and $2.9 million related to sales of the MWA assets. As a result of discrete tax adjustments, our taxes for 2005 were reduced by $6.2 million due to a reassessment of tax contingency reserves related to the filing of U.S. and foreign income tax returns and $1.1 million as a result of the expiration of the statute of limitations for state income tax purposes.

In the second quarter of 2005, pursuant to the American Jobs Creation Act of 2004, we decided to repatriate $60.0 million of earnings, which had previously been permanently invested outside the United States, and we recorded a tax charge associated with repatriating these earnings of $3.2 million in the second quarter. Of this $3.2 million tax charge, $2.3 million related to earnings accumulated prior to 2005 and was recorded in the second quarter of 2005. The remaining tax charge of $0.9 million related to 2005 foreign earnings and was reflected in the 2005 effective tax rate beginning in the second quarter. In the fourth quarter, we repatriated $70.0 million of earnings (the $60.0 million decided upon in the second quarter of 2005 plus an additional $10.0 million) to the U.S., which resulted in an additional tax charge of $0.3 million in the fourth quarter.

Effective January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. The cumulative effect of adopting FIN 48 has been recorded as an increase of $4.8 million to retained earnings, and a decrease of $1.1 million and $5.9 million in goodwill and taxes payable respectively.

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

The following are our critical accounting policies and estimates:

•	revenue recognition;

•	estimating allowance for doubtful accounts, inventory reserves and litigation accruals;

•	accounting for stock-based compensation;

•	accounting for income taxes;

•	valuation analyses for intangible assets and goodwill;

•	business combinations; and

•	the determination of functional currencies for the purposes of consolidating our international operations.

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

We license our software primarily under perpetual licenses. Revenue from software consists of software licensing, post-contract customer support and professional consulting. We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and if applicable, SAB 104 and EITF 00-21 to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

When several elements, including software licenses, post-contract customer support and professional services, are sold to a customer through a single contract, the revenue from such multiple-element arrangements are allocated to each element using the residual method in accordance with SOP 98-9. Revenue is allocated to the support elements and professional service elements of an agreement using vendor specific objective evidence of fair value (“VSOE”) and to the software license portion of the agreements using the residual method. We have established VSOE of the fair value of our professional services based on the rates charged to our customers in stand alone orders. We have also established VSOE of fair value for post-contract customer support based on substantive renewal rates. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance and/or professional services, and where the maintenance and professional services are not essential to the functionality of the delivered software. Revenue allocated to software licenses is recognized when the following four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is probable. Revenue allocated to post-contract support is recognized ratably over the term of the support contract assuming the four basic criteria are met. We also have subscription arrangements where the customer pays a fixed fee and receives services over a period of time. We recognize revenue from the subscriptions ratably over the service period. Any upfront setup fees associated with our subscription arrangements are recognized ratably, generally over one year.

Allowances for doubtful accounts, inventory reserves and litigation accruals. To determine the need for an allowance for doubtful accounts, management must make estimates of the collectability of our accounts receivables. To do so, management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $102.0 million, net of allowance for doubtful accounts and sales returns of $8.2 million as of December 31, 2007.

Similarly, management must make estimates of potential future inventory obsolescence and purchase commitments to measure the need for inventory reserves. Management analyzes current economic trends, changes in customer demand and the acceptance of our products when evaluating the adequacy of such allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances and reserves in any accounting period. Material differences may result in changes in the amount and timing of our income for any period if management made different judgments or utilized different estimates. Our inventory balance was $39.9 million, net of inventory reserves of $9.2 million, as of December 31, 2007.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have maintained a valuation allowance of $5.3 million as of December 31, 2007 for foreign tax credits resulting from the 2003 acquisition of Best and compensation deductions potentially limited by U.S. Internal Revenue Code Section 162(m). If actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could materially impact our financial position and results of operations.

Net deferred tax assets as of December 31, 2007 were $27.5 million.

Valuation analyses of intangible assets and goodwill. We review goodwill annually in the third quarter of each year and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The provisions of SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with our product categories identified in Note 13 of Notes to Consolidated Financial Statements. We determine the fair value of our reporting units based on a weighting of market and income approaches. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings of comparable companies. Under the income approach, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment testing order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value then we record an impairment loss equal to the difference.

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

When we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets and goodwill totaled $298.3 million as of December 31, 2007.

Our annual review of goodwill performed in the third quarter of 2007 indicated that there was no impairment of goodwill. In January 2008, the Company’s market capitalization declined significantly as a result of not achieving the planned revenue and profit targets for the quarter ended December 31, 2007. Consequently, we updated our goodwill impairment analysis as of December 31, 2007. There was no impairment of goodwill resulting from this updated analysis. In addition, the identifiable intangible and other long-lived assets were not considered to be subject to an impairment analysis “triggering event” since the cash flows related to such assets were not impacted by the market capitalization decline. There have been no impairments of goodwill or intangible assets in 2007, 2006 and 2005.

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

Determining functional currencies for the purpose of consolidating our international operations. We have a number of foreign subsidiaries which together account for approximately 46% of our net revenues, approximately 7% of our total assets and approximately 20% of our total liabilities as of December 31, 2007. We typically quote and bill our international customers in United States dollars.

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

Liquidity and Capital Resources

(in thousands)	2007	2006	2005
Cash and cash equivalents	$165,636	$166,996	$182,039
Short-term investments	334,216	343,175	287,577

Total cash, cash equivalents and short-term investments	$499,852	$510,171	$469,616

Net cash provided by operating activities	$69,809	$66,871	$62,883
Net cash used for investing activities	(6,745)	(94,140)	(71,726)
Net cash (used for) provided by financing activities	(64,347)	12,381	34,720

Overview

Cash and cash equivalents and short term investments decreased $10.3 million to $499.9 million as of December 31, 2007 from $510.2 million as of December 31, 2006. The decrease is primarily due to $13.3 million in net purchases of property and equipment and purchases of treasury stock and net settlement of restricted stock of $70.3 million offset by cash generated by operations of $69.8 million and cash received from the issuance of common stock of $4.8 million.

Operating Activities

Net cash provided by operating activities in 2007, 2006 and 2005 of $69.8 million, $66.9 million, and $62.9 million, respectively, was primarily the result of net income (loss) adjusted for non-cash items such as depreciation and amortization, acquired in-process research and development, deferred income taxes, stock-based compensation and changes in various assets and liabilities such as accounts payable, accounts receivable and other current assets.

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 62 days, 58 days, and 43 days at December 31, 2007, 2006 and 2005 respectively. We calculate accounts receivable DSO by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by the total days in the quarter. The increase in DSOs is due to the increased percentage of revenues from direct sales of our Inkjet products. Our DSOs related to direct sales are traditionally higher than those related to OEM customers. We expect DSOs to vary from period to period because of changes in quarterly mix of business between our direct and OEM customers, and the effectiveness of our collection efforts. As the percentage of our APPS and Inkjet related revenue increases, we expect DSOs may trend higher.

Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. In 2007, the change in accounts payable and accrued liabilities decreased our cash flows by approximately $12.5 million compared to an increase in cash flows in 2006 of $7.9 million. In 2007, the change in income taxes payable increased our cash flows by $14.1 million compared to an increase in cash flows in 2006 of $3.9 million. Our working capital, defined as current assets minus current liabilities, was $270.7 million and $261.8 million at December 31, 2007 and 2006, respectively.

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

Investing Activities

A summary of our investing activities at December 31, 2007, 2006 and 2005 follows. The detail of these line items can be seen in our consolidated statement of cash flows.

Investing Activity

(in thousands)	2007	2006	2005
Purchases of short-term investments	$(315,639)	$(323,590)	$(525,809)
Proceeds from sales and maturities of short-term investments	327,398	271,624	741,709
Net purchases of property and equipment	(13,292)	(9,318)	(5,627)
Proceeds from sale of product line	—	10,000	—
Businesses acquired, net of cash received	—	(41,427)	(281,755)
Purchases of other investments	(5,212)	(1,429)	(244)

Net cash used for investing activities	$(6,745)	$(94,140)	$(71,726)

Acquisitions

Below is a summary of our acquisitions for the last three fiscal years:

Jetrion: On October 31, 2006, we purchased Jetrion LLC for approximately $41.4 million in cash. Jetrion sells Industrial inkjet printers and inks to label printing companies.

VUTEk: On June 2, 2005, we acquired VUTEk for approximately $281.8 million, net of cash received of $7.4 million. VUTEk’s super-wide digital inkjet printers and solvent and UV inks allows us to offer print shops a diversified product portfolio and the ability to better integrate our products.

We may buy or invest in companies, products and technologies within the print industry. Our available cash and equity may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders.

Property and Equipment

Our net property and equipment purchases totaled $13.3 million, $9.3 million, and $5.6 million in 2007, 2006, and 2005, respectively. Our property and equipment additions have been funded by cash from operations.

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

Investments

During 2007, we received net proceeds from our marketable securities of $11.8 million. We made net purchases of marketable securities in 2006 of $52.0 million. In 2005, we received net proceeds from our marketable securities of $215.9 million, reflecting the liquidation of marketable securities for the purchase of VUTEk. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in corporate bonds and U. S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Restricted Investments

We have restricted investments classified as non-current assets in connection with the synthetic leases for our Foster City offices. We are required to maintain cash in LIBOR-based interest-bearing accounts which fully collateralize our synthetic leases. We had $88.6 million in collateral accounted for as restricted investments at December 31, 2007 and 2006. For further information on these transactions, see the discussion at “Off-Balance Sheet Financing.”

Financing Activities

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock from the exercise of stock options and employee stock purchase plans. We received cash proceeds from these plans in the amount of $4.8 million, $42.3 million, and $34.7 million in 2007, 2006 and 2005, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. We anticipate that cash provided from exercise of stock options may decline over time as we shift to issuance of restricted stock awards and units rather than stock option awards.

The primary use of funds for financing activities in 2007 and 2006 was the use of $70.3 million and $33.9 million, respectively, of cash to repurchase outstanding shares of our common stock. No shares were repurchased during 2005. See Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion of our programs to repurchase our common stock.

The synthetic lease agreements for our corporate headquarters provide for residual value guarantees. Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. We have determined that the guarantees have no material value as of December 31, 2007 and therefore have not recorded any liability.

On or after June 1, 2008, we have an option to redeem the $240 million in 1.50% convertible senior debentures, for cash at any time as a whole, or from time to time in part, at a price equal to 100% of the principal amount of the debenture to be redeemed plus any accrued and unpaid interest, including contingent interest, if any. In addition, on June 1, 2008 a holder may require us to repurchase all or a portion of that holder’s debentures at a repurchase price equal to 100% of the principal amount of those debentures plus accrued and unpaid interest, including contingent interest, if any, to, but not including, the date of repurchase in cash. Finally, a holder may require us to repurchase all or a portion of that holder’s debentures if a fundamental change, as defined in the indenture, occurs prior to June 1, 2008 at 100% of their principal amount, plus any accrued and unpaid interest, including contingent interest, if any to, but not including, the repurchase date. We may choose to pay the repurchase price in cash.

If we exercise our option to redeem the $240 million in 1.50% convertible senior debentures or if the holders require us to repurchase all or a significant portion of the convertible senior debentures, we believe we may need to seek alternative sources of liquidity. This may include adding a line of credit and/or converting all or portions of our investment portfolio into cash. In either case, we would expect that our Other income would decline due to the impact of higher interest costs on any new debt or lower expected interest income earned on our investment portfolio.

We believe we have sufficient sources of liquidity to meet our obligations

Other Commitments

Our inventory for our controller line of products consists primarily of raw and finished goods, memory subsystems, processors and ASICs which are sold to third-party contract manufacturers responsible for manufacturing our products. Our inventory for our inkjet line of products consists of raw and finished goods, printheads, frames and other components. Should we decide to purchase components and do our own manufacturing of controllers, or should it become necessary for us to purchase and sell components other than the processors, ASICs or memory subsystems for our contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventory we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supply were reduced or not available.

We may be required to compensate our sub-contract manufacturers for components purchased for orders subsequently cancelled by us. We periodically review the potential liability and the adequacy of the related allowance. Our financial condition and results of operations could be negatively impacted if we were required to compensate the sub-contract manufacturers in amounts in excess of the related allowance.

Legal Proceedings

In addition to the matters discussed under Item 3, Legal Proceedings, we are involved from time to time in litigation relating to claims arising in the normal course of our business.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2007 except for $240.0 million in convertible senior debentures which is reported as current.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$53,068	$11,172	$17,722	$13,261	$10,913
Interest payments on 1.50% senior convertible debentures(2)	62,700	3,600	7,200	7,200	44,700
Convertible senior debentures(2)	240,000	240,000	—	—	—
Purchase obligations(3)	3,534	3,534	—	—	—

Total(3)	$359,302	$258,306	$24,922	$20,461	$55,613

(1)	Lease obligations related to the principal corporate facilities are estimated and are based on current market interest rates (LIBOR). See Off-Balance Sheet Financing.
(2)	See Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding our 1.50% Convertible Senior Debentures.
(3)	Total does not include contractual obligations recorded on the balance sheet as current liabilities, or certain purchase orders as discussed below.

Purchase obligations in the table above include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude purchase orders for the purchase of raw materials and other goods and services that are cancelable without penalty. Our purchase orders are based on our current manufacturing needs and are generally fulfilled by our vendors within short time horizons. We also enter into contracts for outsourced services; however the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

The above table does not reflect unrecognized tax benefits of $33.4 million, the timing of which is uncertain. See Note 11 of Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provide a cost effective means of providing adequate office space for our corporate offices. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger related covenants as of December 31, 2007. We are liable to the lessor for the financed amount of the buildings if we default on our covenants.

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no deficiency to the guaranteed value at December 31, 2007. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2007 for a total of $88.6 million) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times.

In conjunction with the Leases, we leased the land on which the buildings are located to the lessor of the buildings. These separate ground leases are for approximately 30 years. We are treated as the owner of these buildings for federal income tax purposes.

Effective July 1, 2003, we applied the accounting and disclosure rules set forth in Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised (“FIN 46R”) for variable interest entities (“VIEs”). We have evaluated our synthetic lease agreements to determine if the arrangements qualify as variable interest entities under FIN 46R. We have determined that the synthetic lease agreements do qualify as VIEs; however, because we are not the primary beneficiary under FIN 46R we are not required to consolidate the VIEs in our financial statements.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties to such contracts are major financial institutions.

Interest Rate Risk

Marketable Securities

We maintain an investment portfolio of short-term investments of various holdings, types and maturities. These short-term investments are generally classified as available–for-sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.

The following table presents the hypothetical change in fair values in the financial instruments held by us at December 31, 2007 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points (“BPS”) over a twelve-month time horizon.

This table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$378,567	$374,223	$369,879

Convertible Senior Debentures

The fair value of our convertible senior debentures was estimated to be $242.5 million as of December 31, 2007 and the carrying value was $240.0 million. The fair market value of our convertible senior debentures was estimated based upon quoted market prices.

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

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electronics For Imaging, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Electronics For Imaging, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 29, 2008

Electronics For Imaging, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$165,636	$166,996
Short-term investments, available for sale	334,216	343,175
Accounts receivable, net of allowances of $8.2 million and $7.9 million, respectively	101,955	96,252
Inventories	39,949	35,225
Other current assets	15,844	13,199

Total current assets	657,600	654,847
Property and equipment, net	57,604	52,646
Restricted investments	88,580	88,580
Goodwill	211,780	212,992
Intangible assets, net	86,554	120,030
Deferred tax assets	47,004	11,823
Other assets	8,617	3,733

Total assets	$1,157,739	$1,144,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,262	$41,834
Convertible debt	240,000	240,000
Accrued and other liabilities	72,400	62,954
Deferred revenue	24,365	26,461
Income taxes payable	7,896	21,824

Total current liabilities	386,923	393,073
Non-current income taxes payable	26,820	—

Total liabilities	413,743	393,073

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 69,633 and 69,104 shares issued, respectively	696	691
Additional paid-in capital	606,702	577,997
Treasury stock, at cost, 14,629 and 11,490 shares, respectively	(318,899)	(248,631)
Accumulated other comprehensive income	3,572	1,237
Retained earnings	451,925	420,284

Total stockholders’ equity	743,996	751,578

Total liabilities and stockholders’ equity	$1,157,739	$1,144,651

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Revenue	$620,586	$564,611	$467,117
Cost of revenue(1)	259,700	229,441	178,665

Gross Profit	360,886	335,170	288,452

Operating expenses:
Research and development(1)	141,159	127,900	110,086
Sales and marketing(1)	120,357	99,838	82,039
General and administrative(1)	68,099	47,857	35,856
Restructuring charges	—	—	2,685
Amortization of identified intangibles	33,502	35,514	26,434
Acquired in-process research and development	—	8,500	45,300

Total operating expenses	363,117	319,609	302,400

Income (loss) from operations	(2,231)	15,561	(13,948)

Interest and other income, net:
Interest and other income (expense), net	29,452	24,002	14,489
Gain on sale of product line, net	—	6,995	—
Interest expense	(5,012)	(5,027)	(5,010)

Total interest and other income, net	24,440	25,970	9,479

Income (loss) before income taxes	22,209	41,531	(4,469)
Benefit from (provision for) income taxes	4,634	(41,714)	(711)

Net income (loss)	$26,843	$(183)	$(5,180)

Net income (loss) per basic common share	$0.47	$(0.00)	$(0.10)

Net income (loss) per diluted common share	$0.44	$(0.00)	$(0.10)

Shares used in basic per-share calculation	56,679	56,559	54,425

Shares used in diluted per-share calculation	68,102	56,559	54,425

(1) Includes stock-based compensation expense as follows:

	2007	2006	2005
Cost of revenue	$1,909	$1,725	$106
Research and development	9,018	8,346	561
Sales and marketing	3,968	3,248	185
General and administrative	9,635	10,427	2,076

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Deferred compensation	Treasury stock		Other comprehensive income (Loss)	Retained earnings	Total stockholders’ equity
(in thousands)	Shares	Amount			Shares	Amount
Balances as of December 31, 2004	63,792	638	465,424	(1,749)	(9,964)	(214,722)	(1,212)	425,647	674,026

Net loss								(5,180)
Other comprehensive income (loss), net of tax:
Currency translation adjustment							(1,000)
Market valuation on short-term investments							143

Comprehensive loss							(857)	(5,180)	(6,037)
Exercise of common stock options	1,698	17	29,434						29,451
Cancellation of options and restricted stock awards			(268)	268					—
Restricted stock grants	357	4	6,553	(6,557)					—
Stock-based compensation			443	2,488					2,931
Stock issued pursuant to ESPP	366	3	5,266						5,269
Tax benefit related to stock plans	—	—	5,099						5,099

Balances as of December 31, 2005	66,213	662	511,951	(5,550)	(9,964)	(214,722)	(2,069)	420,467	710,739

Net loss								(183)
Other comprehensive income, net of tax:
Currency translation adjustment							1,199
Market valuation on short-term investments							2,107

Comprehensive income							3,306	(183)	3,123
Exercise of common stock options	2,006	20	36,111						36,131
Elimination of deferred stock-based compensation in connection with the adoption of SFAS 123(R)			(5,550)	5,550					—
Restricted stock grants	470	5	(5)						—
Stock-based compensation			23,746						23,746
Stock repurchase					(1,526)	(33,909)			(33,909)
Stock issued pursuant to ESPP	415	4	6,122						6,126
Tax benefit related to stock plans	—	—	5,622	—	—	—	—	—	5,622

Balances as of December 31, 2006	69,104	691	577,997	—	(11,490)	(248,631)	1,237	420,284	751,578

Net income								26,843
Other comprehensive income, net of tax:
Currency translation adjustment							666
Market valuation on short-term investments							1,669

Comprehensive income							2,335	26,843	29,178
Exercise of common stock options	318	3	4,838						4,841
Restricted stock grants	211	2	(2)						—
Stock-based compensation			24,326						24,326
Stock repurchase					(3,139)	(70,268)			(70,268)
Tax expense related to stock plans			(457)				—	—	(457)
Adjustment in connection with adoption of FIN 48								4,798	4,798

Balances as of December 31, 2007	69,633	$696	$606,702	$—	(14,629)	$(318,899)	$3,572	$451,925	$743,996

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$26,843	$(183)	$(5,180)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,484	45,085	35,610
Acquired in-process research & development	—	8,500	45,300
Deferred taxes	(17,437)	22,666	1,622
Provision for allowance for bad debts and sales-related allowances	6,168	5,997	6,890
Tax (expense) benefit from employee stock plans	(457)	5,622	5,099
Excess tax benefit from stock-based compensation	(1,080)	(4,033)	—
Gain on sale of product line	—	(6,995)	—
Provision for inventory obsolescence	677	1,563	1,954
Stock-based compensation	24,530	23,746	2,928
Other	403	—	—
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(8,864)	(32,093)	(11,853)
Inventories	(5,582)	(8,460)	(4,506)
Receivables from sub-contract manufacturers	(214)	450	(72)
Other current assets	(1,296)	(6,800)	1,120
Accounts payable and accrued liabilities	(12,482)	7,928	(4,846)
Income taxes payable/receivable	14,116	3,878	(11,183)

Net cash provided by operating activities	69,809	66,871	62,883

Cash flows from investing activities:
Purchases of short-term investments	(315,639)	(323,590)	(525,809)
Proceeds from sales and maturities of short-term investments	327,398	271,624	741,709
Purchases, net of proceeds from sales, of property and equipment	(13,292)	(9,318)	(5,627)
Proceeds from sale of product line	—	10,000	—
Businesses acquired, net of cash received	—	(41,427)	(281,755)
Purchases of other investments	(5,212)	(1,429)	(244)

Net cash used for investing activities	(6,745)	(94,140)	(71,726)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,841	42,257	34,720
Purchases of treasury stock and net settlement of restricted stock	(70,268)	(33,909)	—
Excess tax benefit from stock-based compensation	1,080	4,033	—

Net cash (used for) provided by financing activities	(64,347)	12,381	34,720

Effect of foreign exchange rate changes on cash and cash equivalents	(77)	(155)	(160)

Increase (decrease) in cash and cash equivalents	(1,360)	(15,043)	25,717
Cash and cash equivalents at beginning of year	166,996	182,039	156,322

Cash and cash equivalents at end of year	$165,636	$166,996	$182,039

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements

Note 1: The Company and Its Significant Accounting Policies

The Company

We are the world leader in color digital print controllers, super-wide format printers and inks and print management solutions. Our award-winning solutions, integrated from creation to print, deliver increased performance, cost savings and productivity. Our robust product portfolio includes Fiery digital color print servers, VUTEk superwide digital inkjet printers, UV and solvent inks, Jetrion industrial inkjet printing systems, print production workflow and management information software, and corporate printing solutions. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services and produce accurate digital output.

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

Cash, Cash Equivalents and Short-term Investments

We invest our excess cash in deposits with major banks; money market securities; and municipal, U.S. government and corporate debt securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded on the consolidated balance sheet.

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Typically, the cost of these investments has approximated fair value. Marketable investments with a maturity greater than 3 months are classified as available-for-sale short-term investments. Available-for-sale securities are stated at fair market value with unrealized gains and losses reported as a separate component of stockholders’ equity, adjusted for deferred income taxes. Realized gains and losses on sales of investments are recognized upon sale of the investments using the specific identification method.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Concentration of Risk

We are exposed to credit risk in the event of default by any of our customers to the extent of amounts recorded in the consolidated balance sheet. We perform ongoing evaluations of the collectability of the accounts receivable balances for our customers and maintain allowances for estimated credit losses; actual losses have not historically been significant, but have risen over the past several years as our customer base has grown through acquisitions.

Our controller products, which constitute approximately 49% of our revenues, are primarily sold to a limited number of OEMs. We expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues, although the significance of that revenue is expected to decline in future periods as our revenues increase from Inkjet products.

We are reliant on certain sole source suppliers for key components of our products. We conduct our business with our component suppliers solely on a purchase order basis. Any disruption in the supply of the key components would result in us being unable to manufacture our products.

Many of our current controllers include software that we license from Adobe Systems, Inc. (“Adobe”). In order to obtain licenses from Adobe, Adobe requires that we obtain from them quality assurance approvals for our products that use Adobe software. Although to date we have successfully obtained such quality assurances from Adobe, we cannot be certain Adobe will grant us such approvals in the future. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to produce products that incorporate Adobe PostScript® software.

We subcontract with other companies to manufacture our controllers. We rely on the ability of our sub-contractors to produce the products sold to our customers. A high concentration of our products is manufactured at one sub-contractor location. If the sub-contractor was to lose production capabilities at this facility, we would experience delays in delivering product to our customers. We do not maintain long-term agreements with our sub-contractors which could lead to an inability of such sub-contractor to fill our orders.

Inventories

Inventories are stated at standard cost, which approximates the lower of actual cost using a first-in, first-out method, or market. We periodically review our inventories for potential slow-moving or obsolete items and write down specific items to net realizable value as appropriate. Work-in-process inventories consist of our product at various levels of assembly and include materials, labor and manufacturing overhead. Finished goods inventory represents completed products awaiting shipment.

Property and Equipment

Property and equipment is recorded at cost. Depreciation on assets is computed using the straight-line method over the estimated useful lives of the assets. The estimated life for desktop and laptop computers is 18 to 24 months. Furniture has an estimated life of 5 to 7 years, software is amortized over 3 to 5 years and buildings have an estimated life of 40 years. All other assets are typically considered to have a 3 to 5 year life. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the lease term, if shorter. Land improvements, such as parking lots and sidewalks, are amortized using the straight-line method over the estimated useful lives of the improvements.

When assets are disposed, we remove the asset and accumulated depreciation from our records and recognize the related gain or loss in results of operations. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in other income and expense.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Depreciation expense was $9.5 million, $8.0 million and $7.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Restricted Investments

We have restricted investments classified as non-current assets in connection with the synthetic leases for our Foster City offices. We are required to maintain cash in LIBOR-based interest-bearing accounts which fully collateralize our synthetic leases. We had $88.6 million in collateral accounted for as restricted investments at both December 31, 2007 and December 31, 2006.

Goodwill

We review goodwill annually in the third quarter of each year and whenever events or changes in circumstances indicate the carrying value may not be recoverable. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) prohibits the amortization of goodwill and requires that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with our product categories identified in Note 13 of Notes to Consolidated Financial Statements. We determine the fair value of our reporting units based on a weighting of market and income approaches. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings of comparable companies. Under the income approach, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment testing order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value then we record an impairment loss equal to the difference. There was no impairment of goodwill in 2007, 2006 and 2005.

Long-lived Assets, including Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We measure the assets for impairment based upon the estimated future undiscounted cash flows from the asset. There was no impairment of long-lived assets in 2007, 2006 and 2005.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Intangible assets acquired to date are being amortized on a straight-line basis over periods ranging from 1 to 30 years. No changes have been made to the useful lives of amortizable identifiable intangible assets in 2005, 2006 or 2007. Aggregate amortization expense was $33.5 million, $35.5 million and $26.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Investments

Other investments consist of equity and debt investments in privately-held companies that develop products, markets and services that are strategic to us. Investments in which we exercise significant influence over operating and financial policies but do not have a majority voting interest are accounted for using the equity method of accounting. Our investments accounted for using the equity method of accounting totaled $4.7 and $1.1 million as of December 31, 2007 and 2006, respectively. These investments are classified on our consolidated balance sheets as other assets. Our consolidated results of operations include, as a component of other income, our share of the net income or loss of the equity method investments. Our share of the results of investees’ results of operations is not significant for any period presented.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, cash equivalents, accounts receivable, restricted investments, accounts payable, and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. The fair market value of our convertible senior debentures issued in June 2003 was $242.5 million and $264.6 million at December 31, 2007 and 2006, respectively, based upon the quoted market price. The fair value of our available-for-sale securities is disclosed in Note 5, “Short-term Investments”.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

researchers, supplies and other expenses incurred with research and development efforts. To date we have not capitalized research and development costs associated with software development as products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time.

Revenue Recognition

We derive our revenue primarily from product revenue, which includes hardware (controllers, design-licensed solutions, and inkjet printers), ink, software and royalties. We also receive services and support revenue from software license maintenance agreements, customer support and training and consulting. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences could result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

We license our software primarily under perpetual licenses. Revenue from software consists of software licensing, post-contract customer support and professional consulting. We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and if applicable, SAB 104 and EITF 00-21 to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

When several elements, including software licenses, post-contract customer support and professional services, are sold to a customer through a single contract, the revenue from such multiple-element arrangements are allocated to each element using the residual method in accordance with SOP 98-9. Revenue is allocated to the support elements and professional service elements of an agreement using vendor specific objective evidence of fair value (“VSOE”) and to the software license portion of the agreements using the residual method. We have established VSOE of the fair value of our professional services based on the rates charged to our customers in stand alone orders. We have also established VSOE of fair value for post-contract customer support based on substantive renewal rates. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance and/or professional services, and where the maintenance and professional services are not essential to the functionality of the delivered software. Revenue allocated to software licenses is recognized when the following four basic criteria are met: persuasive evidence of an arrangement

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

exists, delivery has occurred, the price is fixed or determinable and collectability is probable. Revenue allocated to post-contract support is recognized ratably over the term of the support contract assuming the four basic criteria are met. We also have subscription arrangements where the customer pays a fixed fee and receives services over a period of time. We recognize revenue from the subscriptions ratably over the service period. Any upfront setup fees associated with our subscription arrangements are recognized ratably, generally over one year.

Advertising

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $6.3 million for 2007, $4.4 million for 2006 and $4.5 million for 2005.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”), using the modified prospective transition method. Under this transition method, stock-based compensation expense in fiscal 2007 and 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize these compensation costs using a graded-vesting method over the requisite service period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data and future expectations of employee turnover to estimate forfeitures. Prior to the adoption of SFAS 123(R), we presented the tax benefit related to stock plans as operating cash flows. Upon the adoption of SFAS 123(R), the tax benefit resulting from tax deductions in excess of the tax benefit related to compensation cost recognized for those awards are classified as financing cash flows.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Periods prior to the adoption of SFAS 123(R)

Prior to January 1, 2006 we accounted for equity awards and the Employee Stock Purchase Plan using the intrinsic value method in accordance with APB 25 and related interpretations. Under the intrinsic value method, stock-based compensation expense was recognized in our consolidated statement of operations if the exercise price of our equity awards granted to employees and directors was below the fair market value of the underlying stock at the date of grant or if shares granted under the Employee Stock Purchase Plan were issued at greater than a 15% discount.

The pro forma table below reflects net loss and basic and diluted loss per share for the year ended December 31, 2005 as if we had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

For the year ended December 31, 2005
(in thousands except per share data)
Net loss, as reported	$(5,180)
Add:
Stock-based employee compensation expenses included in reported net income, net of related tax effect	2,127
Deduct:
Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(14,139)

Net loss, pro forma, for basic and diluted calculation	$(17,192)

Basic and diluted loss per share
As reported	$(0.10)

Pro forma	$(0.32)

Foreign Currency Translation

The U.S. dollar is the functional currency for all of our foreign operations, except for our Germany subsidiary, for which the Euro is the functional currency, and our Japanese subsidiary, for which the Japanese yen is the functional currency. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income. Where a currency other than the U.S. dollar is the functional currency, translation adjustments are recorded as a separate component of stockholders’ equity. Foreign currency translation and transaction gains and losses have not been significant in any period presented.

Computation of Net (Loss) Income per Common Share

Net (loss) income per basic common share is computed using the weighted average number of common shares outstanding during the period excluding unvested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from the potential conversion of our 1.50% convertible senior debentures. In addition, in computing the dilutive effect of the convertible securities, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with our convertible senior debentures. Any potential shares that are anti-dilutive, as defined in SFAS 128, are excluded from the effect of dilutive securities.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents a reconciliation of basic and diluted earnings per share for the three years ended December 31, 2007:

	For the years ended December 31,
(in thousands except per share data)	2007	2006	2005
Basic net (loss) income per share:
Net (loss) income available to common shareholders	$26,843	$(183)	$(5,180)

Weighted average common shares outstanding	56,679	56,559	54,425
Basic net (loss) income per share	$0.47	$(0.00)	$(0.10)

Dilutive net (loss) income per share:
Net (loss) income available to common shareholders	$26,843	$(183)	$(5,180)
After-tax equivalent of expense related to 1.50% convertible senior debentures	3,000	—	—

(Loss) Income for purposes of computing diluted net income per share	$29,843	$(183)	$(5,180)

Weighted average common shares outstanding	56,679	56,559	54,425
Dilutive stock options and awards	2,339	—	—
Weighted average assumed conversion of 1.50% convertible senior debentures	9,084	—	—

Weighted average common shares outstanding for purposes of computing diluted net income per share	68,102	56,559	54,425

Dilutive net (loss) income per share	$0.44	$(0.00)	$(0.10)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods presented :

	For the years ended December 31,
(in thousands)	2007	2006	2005
Weighted average stock options and awards outstanding	2,951	10,246	11,477
Convertible senior debentures	—	9,084	9,084

Total potential shares of common stock excluded from the computation of diluted earnings per share	2,951	19,330	20,561

Accounting for Derivative Instruments and Risk Management

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. We have two embedded derivatives related to the 1.50% convertible senior debentures as of December 31, 2007, the fair values of which were insignificant. We had no other derivatives as of December 31, 2007.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Variable Interest Entities

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as amended (“FIN 46R”) requires that we consolidate any variable interest entities, or VIE, in which we are the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. We have evaluated and will continue to assess our synthetic lease arrangements and other entities that we have a relationship with that may be deemed a VIE. See Note 8 for discussion of our synthetic lease arrangements.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also requires sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Cash Flow Information

	Years ended December 31,
(in thousands)	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$(3,614)	$(3,629)	$(3,612)

Cash (paid for) refunded for income taxes	$3,017	$(10,056)	$(4,876)

Acquisition related activities:
Cash paid for acquisitions	$—	$(41,427)	$(289,150)
Cash acquired in acquisitions	—	—	7,395

Net cash paid for acquisitions	$—	$(41,427)	$(281,755)

Note 2: Acquisitions

2006 Acquisition

Jetrion LLC

On October 31, 2006 we acquired Jetrion, LLC; a Michigan limited liability company (“Jetrion”), for approximately $41.4 million in cash. The purchase method of accounting has been used for this acquisition. Under this method of accounting, the purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed according to their respective fair values on the date of acquisition. The excess purchase consideration is recorded as goodwill. Factors that contribute to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future Jetrion technology, support personnel to provide the maintenance services related to Jetrion products and a trained sales force capable of selling current and future Jetrion products, the opportunity to cross-sell Jetrion and EFI products to existing customers and the positive reputation that Jetrion has in the market. No adjustments were made to the purchase price allocation during 2007. The goodwill of $25.5 million will be fully deductible for tax purposes.

The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed (in thousands):

	Weighted average useful life	Allocation at December 31, 2007
In-process research and development		$8,500
Acquired technology	3 years	1,500
Customer relationships	7 years	1,200
Existing NRE contracts	1 year	600
Trademarks and trade names	3 years	300
Goodwill		25,491

		37,591
Excess of assets over liabilities assumed		3,836

Total purchase price		$41,427

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

Valuation Methodology

Intangible assets acquired consist of developed technology, patents, trademarks and trade names and customer relationships. The amount allocated to the purchased in-process research and development (“IPR&D”) was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of this IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value. Project completion schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. IPR&D was included in operating expenses as part of other acquisition-related charges. We expensed IPR&D of $8.5 million related to our acquisition of Jetrion and $45.3 million related to our acquisition of VUTEk during 2006 and 2005, respectively.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 3: Balance Sheet Components

Selected balance sheet components are as follows (in thousands):

	December 31,
	2007	2006
Inventories, net of allowances:
Raw materials	$21,362	$21,179
Work in process	3,497	1,191
Finished goods	15,090	12,855

	$39,949	$35,225

Property and equipment, net:
Land, building and improvements	$43,574	$42,734
Equipment and purchased software	51,528	47,450
Furniture and leasehold improvements	19,439	18,756

	114,541	108,940
Less accumulated depreciation and amortization	(56,937)	(56,294)

	$57,604	$52,646

Accrued and other liabilities:
Accrued compensation and benefits	$23,190	$23,580
Warranty provision	7,918	6,655
Accrued royalty payments	4,272	4,700
Current deferred tax liabilities	19,456	2,375
Other accrued liabilities	17,564	25,644

	$72,400	$62,954

Note 4: Goodwill and Other Intangible Assets

	Weighted average useful life	December 31, 2007			December 31, 2006
(in thousands)		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Goodwill		$211,780	$—	$211,780	$212,992	$—	$212,992

Acquired technology	4.5 years	$100,878	$(77,118)	$23,760	$100,616	$(55,984)	$44,632
Patents, trademarks and trade names	24.4 years	49,537	(13,091)	36,446	49,506	(10,694)	38,812
Other intangible assets	5.9 years	58,276	(31,928)	26,348	57,946	(21,360)	36,586

Amortizable intangible assets	9.6 years	$208,691	$(122,137)	$86,554	$208,068	$(88,038)	$120,030

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Acquired technology, patents, trademarks and trade names and other intangible assets are amortized over their estimated useful lives of 1 to 30 years using the straight-line method. Aggregate amortization expense was $33.5 million, $35.5 million, and $26.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For the periods:	Future amortization expense
2008	$28,388
2009	15,217
2010	7,993
2011	7,969
Thereafter	26,987

$86,554

As of December 31, 2007, we had goodwill of $211.8 million. No impairments have been recorded against the goodwill account since the adoption of SFAS 142 on January 1, 2002. A reconciliation of the activity in goodwill for 2006 and 2007 is presented below (in thousands).

Beginning balance, January 1, 2006	$189,667
Additions	25,491	(1)
Other	(2,166	)(2)

Ending balance, December 31, 2006	212,992
Additions	—
Other	(1,212	)(3)

Ending balance, December 31, 2007	$211,780

(1)	The additions to goodwill consist of $25.5 million for Jetrion.
(2)	Included in “Other” are translation adjustments of $0.6 million and an adjustment to taxes payable related to prior acquisitions of $(2.8) million.
(3)	Included in “Other” are translation adjustments of $0.6 million and an adjustment to taxes payable related to prior acquisitions of $(1.8) million.

Note 5: Short-term Investments

Debt and marketable equity securities are classified as available-for-sale and are carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income,” net of tax. We review investments in debt and equity securities for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that the investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that the gross unrealized losses on short-term investments at December 31, 2007 are temporary in nature because each investment meets our investment policy credit quality requirements and we have the ability and the intent to hold these investments until they recover their unrealized losses, which may be until maturity.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize our available-for-sale securities (in thousands):

December 31, 2007	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government securities	151,892	1,290	(19)	153,163
Corporate debt securities	180,288	1,083	(318)	181,053

Total short-term investments	$332,180	$2,373	$(337)	$334,216

December 31, 2006
U.S. Government securities	114,364	145	(491)	114,018
Corporate debt securities	229,574	210	(627)	229,157

Total short-term investments	$343,938	$355	$(1,118)	$343,175

The following table summarizes the contractual maturities of the available-for-sale investment securities as of December 31, 2007 (in thousands):

	Amortized cost	Fair value
Less than one year	$107,268	$107,443
Due in 1-3 years	224,912	226,773

Total short-term investments	$332,180	$334,216

The following table shows the gross unrealized losses and fair values of our investments in individual securities that have been in a continuous unrealized loss position, aggregated by investment category, at December 31, 2007 and 2006 (in thousands):

	Deemed to be temporary for:
	Less than 12 months		More than 12 months
December 31, 2007	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Governmental securities	28,265	(19)	—	—
Corporate debt securities	32,535	(315)	2,261	(3)

Total	$60,800	$(334)	$2,261	$(3)

December 31, 2006
U.S. Government securities	41,856	(89)	32,712	(402)
Corporate debt securities	72,430	(208)	53,968	(419)

Total	$114,286	$(297)	$86,680	$(821)

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table shows the proceeds, gross realized gains and gross realized losses on available-for-sale securities (in thousands):

	Proceeds	Gross realized gains	Gross realized losses
For the year ended December 31,:
2007	$327,398	$734	$994
2006	271,624	50	285
2005	741,709	33	794

Note 6: Convertible Debt

On June 4, 2003, we sold $240.0 million of 1.50% Convertible Senior Debentures due 2023 (“Debentures”) in a private placement, which are unsecured senior obligations, paying interest semi-annually in arrears at an annual rate of 1.50%. Beginning in the sixth year after issuance, additional interest at a rate of 0.35% per annum will be paid under certain specified conditions. The Debentures are convertible before maturity into 9.1 million shares of our common stock at a conversion price of approximately $26.42 per share of common stock, but only upon the stock trading at or above $31.70 per share for 20 consecutive trading days during the last 30 consecutive trading days of the preceding fiscal quarter, or upon the occurrence of certain other specified events. None of the events that would cause the Debentures to be convertible had occurred as of December 31, 2007.

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

On June 29, 2007 and October 22, 2007, we received notices of a purported compliance deficiency from the trustee under the indenture governing our Debentures. These notices reference certain requirements to file with the trustee copies of annual and quarterly reports that we were required to file with the SEC, specifically our Form 10-K for the fiscal year ended December 31, 2006, our Form 10-Q for the fiscal quarter ended March 31, 2007 and our Form 10-Q for the fiscal quarter ended June 30, 2007. On November 10, 2006, we received a

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

similar notice from the trustee related to the delay in filing of our Form 10-Q for the fiscal quarter ended September 30, 2006. The trustee did not accelerate the maturity of the Debentures, but reserved the right to seek the remedies allowed in the indenture. As of December 31, 2006 we reclassified the convertible debt from non-current liabilities to current liabilities because of the purported deficiencies. As of December 31, 2007 we are in compliance with the Securities and Exchange Commission reporting requirements and all debt covenants. The debt is classified as a current liability as of December 31, 2007 as it is subject to call or put on June 1, 2008 under the original provisions of the indenture agreement.

The Debentures are convertible into approximately 9.1 million shares of our common stock. We include the approximately 9.1 million shares related to the Debentures in the calculation of diluted earnings per share, except when the inclusion of these shares is anti-dilutive to earnings.

	December 31
(in thousands)	2007	2006
1.50% convertible debentures due June 1, 2023, with interest payable semi-annually on June 1 and December 1	$240,000	$240,000

	$240,000	$240,000

Note 7: Other Comprehensive Income

The activity in other comprehensive income and related tax effects are as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Net unrealized investment (losses)/gains:
Unrealized holding gains, net of tax provision of ($1.1) million in 2007, ($1.2) million in 2006 and ($0.5) million in 2005	$1,649	$1,759	$737
Reclassification adjustment for gains (losses) included in net income, net of tax (provision) benefit of $0.0 million in 2007, ($0.2) million in 2006 and $0.4 million in 2005	20	348	(594)

Net unrealized investment gains	1,669	2,107	143
Translation adjustments	666	1,199	(1,000)

Other comprehensive income/(loss)	2,335	3,306	(857)

The components of accumulated other comprehensive income was (in thousands):

	December 31,
	2007	2006
Net unrealized investment (losses)/gains	$1,213	$(456)
Translation gains	2,359	1,693

Accumulated other comprehensive income	$3,572	$1,237

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 8: Commitments and Contingencies

Leases

Off-Balance Sheet Financing—Synthetic Lease Arrangement

We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provide a cost effective means of providing adequate office space for our corporate offices. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger related covenants as of December 31, 2007.

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no deficiency to the guaranteed value at December 31, 2007. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2007 for a total of $88.6 million) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years. We are treated as the owner of these buildings for federal income tax purposes.

We apply the accounting and disclosure rules set forth in FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”, as revised (“FIN 46R”) for variable interest entities (“VIEs”). We have evaluated our synthetic lease agreements to determine if the arrangements qualify as variable interest entities under FIN 46R. We have determined that the synthetic lease agreements do qualify as VIEs; however, because we are not the primary beneficiary under FIN 46R we are not required to consolidate the VIEs in our financial statements.

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

We also lease office facilities in various locations in the United States and overseas. Following is a table for future minimum lease payments under non-cancellable operating leases and future minimum sublease income under non-cancellable subleases for each of the next five years and thereafter (in thousands):

Fiscal Year	Future Minimum Lease Payments	Future Minimum Sublease Income
2008	$11,172	$2,001
2009	9,630	2,060
2010	8,092	2,121
2011	6,659	534
2012	6,602	—
Thereafter	10,913	—

Total	$53,068	$6,716

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Lease obligation related to the principal corporate facility is estimated and is based on current market interest rates (LIBOR) and based on collateralized assumptions.

Rent expense was approximately $11.0 million, $10.0 million, and $7.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Sublease rental income was approximately $2.1 million, $1.9 million, and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Changes in the warranty reserves for the years ended December 31, 2006 and 2007 were as follows (in thousands):

Balance at December 31, 2005	$5,644
Provision for warranty during the year	6,233
Settlements	(5,222)

Balance at December 31, 2006	6,655
Provision for warranty during the year	9,136
Settlements	(7,873)

Balance at December 31, 2007	$7,918

The lease agreements for our company headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. We have determined that the residual value guarantees do not represent a material liability as of December 31, 2007.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.:

In May 2005, prior to EFI’s acquisition of VUTEk, Leggett & Platt, Inc. (“L&P”), and its patent holding subsidiary brought a patent infringement action against VUTEk in the United States District Court in the Eastern District of Missouri. After conducting extensive discovery, EFI moved for summary judgment that the asserted patent is invalid and not infringed. After several months of reviewing the evidence, on December 26, 2006, the Court granted EFI’s summary judgment motion and ruled that all of L&P’s asserted patent claims were invalid on multiple grounds. The Court found that each asserted patent claim was obvious and already disclosed in VUTEk’s own prior patents. In addition to those two grounds for invalidity, the Court also found L&P’s patent claims invalid because the L&P patent claims were vague and indefinite in view of the patent claim interpretations suggested by L&P. The Court also granted EFI’s motion to recover its costs from L&P. L&P presently is appealing the judgment, and EFI is fully opposing L&P’s appeal.

On November 6, 2007, EFI filed a complaint for declaratory and injunctive relief challenging the validity and enforceability of L&P’s newly issued patent, which is a continuation of L&P’s originally asserted patent. EFI firmly believes that the Court should summarily invalidate the claims of this patent for the same reasons it invalidated the L&P’s original patent claims. Further, EFI believes that L&P’s failure to adequately disclose to the U.S. Patent and Trademark Office the proceedings in the previous lawsuit amounts to inequitable conduct that should render the new patent unenforceable. While EFI does not believe that its products infringed either of these patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Durst Fototechnik Technology GmbH v. Electronics for Imaging, GmbH et al.:

On February 23, 2007, Durst brought a patent infringement action against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity and unenforceability based on Durst’s improper actions before the German patent office. EFI Inc. filed its Statement of Defense on August 29, 2007. EFI Inc.’s defenses include those for EFI GmbH as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2007. At the conclusion of the trial, the court ordered the parties to provide further briefing regarding issues raised by EFI regarding the validity of Durst’s patent. On February 15, 2008, the Court decided to appoint an expert to assist it on questions related to the validity of the Durst utility model right. EFI will continue to defend itself vigorously. While EFI does not believe that its products infringe any valid claim of Durst’s patent, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

In order to protect its products and its customers, EFI filed a declaratory judgment action against Acacia and Screentone in the Central District of California on November 13, 2007. In this action, EFI seeks to invalidate the claims asserted in the Texas action as well as claims from an additional Acacia patent. EFI also seeks an order that its products do not infringe any claim in these patents. Acacia and Screentone have answered the complaint, and the court has set an initial conference for February 22, 2008.

While EFI does not believe that its products infringed any valid claim of Acacia and Screentone’s patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Tesseron Patent Litigation:

On September 26, 2007, Tesseron, Ltd. initiated litigation against Konica Minolta Business Solutions USA, Konica Minolta Business Technologies and Konica Minolta Holdings for infringement of eight patents related to

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

variable printing technology in the United States District Court for the Northern District of Ohio, Eastern Division. Konica Minolta is an EFI customer and the complaint references EFI Fiery variable data enabled printer controllers. Additionally, Tesseron has on multiple occasions over the past 4 years sent threatening letters to EFI. Tesseron failed to reply to each of EFI’s requests for a dialogue until recently and that meeting was unproductive with Tesseron refusing to explain its infringement contentions. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. Konica Minolta has written requesting indemnification for any EFI products that allegedly infringe these patents. On December 6, 2007, Tesseron filed an amended complaint in the Ohio action wherein it added EFI and Ricoh as defendants, but dropped 6 of the 8 original patents in suit.

On October 30, 2007, EFI filed a complaint against Tesseron in the United States District Court for the Northern District of California, which subsequently transferred the action to the United States District Court for the Northern District of Ohio. EFI’s complaint seeks a declaratory judgment that Tesseron’s patents are invalid and/or not infringed. EFI also seeks to prevent Tesseron and its attorneys from threatening EFI or its OEM customers with infringement of those patents, or bringing a lawsuit claiming infringement with regard to such products. EFI will vigorously pursue this action in order to demonstrate that its variable data printing products do not infringe any valid claim of Tesseron’s patents.

While EFI does not believe that its products infringed any of these patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Purported Derivative Shareholder Complaints:

On August 16, 2006, the first of two purported derivative shareholder complaints were filed in the Superior Court of the State of California for the County of San Mateo The actions were consolidated and a consolidated complaint was filed December 18, 2006, alleging claims – derivatively and on behalf of the Company as nominal defendant – against certain of the Company’s current and former officers and/or directors and sought redress for alleged breaches of fiduciary duty by and unjust enrichment of the individual defendants. Plaintiffs claimed that, from 1994 to 2003, the defendants colluded to improperly backdate stock option grants to various officers and directors in violation of the Company’s stock option plans. Further, plaintiffs claimed that the individual defendants colluded to improperly record and account for the allegedly backdated options in violation of Generally Accepted Accounting Principles, and to produce and disseminate statements that improperly recorded and accounted for the options and concealed the allegedly improper backdating. On January 30, 2007 the court entered a stipulated order dismissing the consolidated action and, on February 2, 2007, plaintiffs filed a similar complaint in the United States District Court for the Northern District of California.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

On November 27, 2006, the first of two purported derivative shareholder complaints were filed in the United States District Court for the Northern District of California, containing allegations similar to the derivative allegations asserted in the previously-filed complaints. Plaintiffs alleged that the individual defendants’ alleged misconduct violated the Securities Exchange Act of 1934, as well as California and Delaware law. Following consolidation of the actions and appointment of lead plaintiffs and their attorneys lead counsel on July 25, 2007 the Court granted plaintiffs’ unopposed motion to stay the action in deference to the litigation pending in Delaware (described below).

On March 15, 2007 a complaint was filed in Delaware Chancery Court captioned Denver Employees Retirement Plan v. Gecht et al., No. 2797. The complaint asserts derivative claims against certain of the Company’s current and former officers and/or directors, alleging that the director defendants breached their fiduciary duty by improperly manipulating certain stock option grants between 1996 and 2003, thereby violating the terms of the Company’s stock option plan, causing the Company to issue false and misleading financial statements and proxy statements, and unjustly enriching the executives who received the subject option grants. The complaint also purported to be brought on behalf of a class consisting of all others similarly situated and alleges a class claim for breach of the fiduciary duty of disclosure. On May 9, 2007, the court granted the parties’ proposed order consolidating the Denver and Ann Arbor cases, designating the Denver complaint as the operative complaint, and appointing the named plaintiffs lead plaintiffs and their counsel lead counsel. Defendants have moved to dismiss the action and discovery is under way.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

As permitted under Delaware law, pursuant to our bylaws, charter and indemnification or indemnity agreements that we have entered into with our current and former executive officers, directors and general counsel, we are required, subject to certain limited qualifications, to indemnify our executive officers, directors and general counsel for certain events or occurrences while the executive officer, director or general counsel is, or was serving in such capacity. The indemnification period covers all pertinent events and occurrences during these individuals’ lifetime, and our indemnification obligations generally extend to the derivative shareholder suits and Nasdaq delisting proceedings described in this filing. In this regard, we have received, and expect to receive, requests for indemnification by certain current and former executive officers and directors in connection with the review of our historical stock option granting practices and the related restatement, related government inquiries and derivative shareholder suits described herein. The maximum potential amount of future payments we may be obligated to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and may enable us to recover a portion of any future amounts paid.

Note 9: Common Stock Repurchase Programs

In August 2004, our Board of Directors authorized $100.0 million to be used for the repurchase of our outstanding common stock. No shares were repurchased in 2005. In 2006, we repurchased 1.5 million shares for an aggregate purchase price of $33.8 million. Purchases under this program were completed in November 2007. In November 2007, our Board of Directors authorized an additional $100.0 million to be used for the repurchase of outstanding common stock. In 2007, we repurchased a total of 3.0 million shares for an aggregate purchase price of $67.3 million under these publicly announced plans. Our buyback program is limited by the SEC regulations and by compliance with the Company’s insider trading policy. Approximately $97.8 million remains under the programs to purchase shares at December 31, 2007. In 2007, we purchased an additional 0.1 million shares for an aggregate purchase price of $3.0 million from employees to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock and stock units. These repurchased shares are recorded as treasury stock and are accounted for under the cost method. None of the shares of common stock we have repurchased have been cancelled.

Note 10: Restructuring Charges / Disposition of Product Line

In June 2006 we sold our inventory and intangible assets related to the Mobile Workforce Automation product line for $10.0 million and we recognized a gain of $7.0 million. Other elements of this product line are still reported under continued operations.

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

Note 11: Income Taxes

The components of income from operations before income taxes are as follows (in thousands):

	For the years ended December 31,
	2007	2006	2005
U.S.	$(34,110)	$90,939	$(32,270)
Foreign	56,319	(49,408)	27,801

Total	$22,209	$41,531	$(4,469)

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The provision (benefit) for income taxes is summarized as follows (in thousands):

	For the years ended December 31,
	2007	2006	2005
Current:
U.S. Federal	$4,470	$16,662	$(1,593)
State	3,099	283	(718)
Foreign	5,234	2,103	1,400

Total current	12,803	19,048	(911)

Deferred:
U.S. Federal	(10,230)	19,237	2,984
State	(6,919)	3,592	(1,320)
Foreign	(288)	(163)	(42)

Total deferred	(17,437)	22,666	1,622

Total provision (benefit) for income taxes	$(4,634)	$41,714	$711

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2007	2006
Inventory reserves	$1,812	$4,684
Other reserves and accruals	6,672	11,723
Accrued compensation and benefits	2,719	3,099
Net operating loss carry forwards	21,832	17,704
Tax credit carry forwards	40,626	24,555
Deferred revenue	2,694	1,688
Stock-based compensation	19,356	15,645
Other	3,888	3,714

Gross deferred tax assets	99,599	82,812

Depreciation	(4,105)	(3,337)
Amortization of Intangibles	(24,039)	(34,000)
Convertible debt	(33,389)	(25,254)
State taxes	(5,179)	(4,912)

Gross deferred tax liabilities	(66,712)	(67,503)

Deferred tax valuation allowance	(5,339)	(5,860)

Total deferred tax assets, net	$27,548	$9,449

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Reconciliation between the income tax provision (benefit) computed at the federal statutory rate and the actual tax provision (benefit) is as follows (in thousands):

	For the years ended December 31,
	2007		2006		2005
Tax expense at federal statutory rate	$7,775	35.0%	$14,536	35.0%	$(1,563)	35.0%
State income taxes, net of federal benefit	(2,430)	(10.9)	2,446	5.9	(1,350)	30.2
Research and development credits	(2,981)	(13.4)	(2,555)	(6.2)	(2,554)	57.2
Foreign tax rate differential	(7,031)	(31.7)	26,197	63.2	(6,803)	152.3
In-process technology and amortization of goodwill	—	—	—	—	15,855	(354.9)
AJCA repatriation tax charge	—	—	—	—	2,998	(67.1)
Reduction in accrual for estimated potential tax assessments	(1,293)	(5.8)	(395)	(1.0)	(6,239)	139.6
Extra-territorial income exclusion	—	—	(998)	(2.4)	(311)	7.0
Non-deductible travel & entertainment	395	1.8	348	0.8	286	(6.4)
Non-deductible stock compensation charge	1,447	6.5	1,214	2.9	100	(2.2)
Valuation allowance changes affecting provision for income taxes	(619)	(2.8)	1,129	2.7	333	(7.5)
Other	103	0.4	(208)	(0.5)	(41)	0.9

	$(4,634)	(20.9)%	$41,714	100.4%	$711	(15.9)%

We have $49.7 million ($79.0 million for state tax purposes) and $21.2 million ($20.1 million for state tax purposes) of loss and credit carry-forwards at December 31, 2007 for US federal tax purposes. These losses and credits will expire between 2008 and 2027. A significant portion of these net operating loss and credit carry-forwards relate to recent acquisitions and utilization of these loss and credit carry-forwards will be subject to an annual limitation under the U.S. Internal Revenue Code (“IRC”). We also have a valuation allowance related to foreign tax credits resulting from the 2003 acquisition of Best and compensation limitations potentially limited by IRC 162(m). If these foreign tax credits are ultimately utilized, the resulting benefit would reduce goodwill rather than tax expense. If the compensation deductions are ultimately utilized, the resulting benefit would reduce tax expense.

In the second quarter of 2005, pursuant to the American Jobs Creation Act of 2004 (“AJCA”), we decided to repatriate earnings which had previously been permanently invested outside the United States. In the fourth quarter of 2005, we repatriated $70.0 million of earnings to the US. The total tax charge associated with this repatriation was $3.5 million, of which $0.5 million represents state income taxes, net of federal benefit. In addition, we reduced our tax contingency reserve in 2006 and 2005 by $0.4 million and $6.2 million respectively as a result of the filing of our prior year’s federal, state, and foreign tax returns and the closing of the statute of limitations in certain tax jurisdictions.

Effective January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. The cumulative effect of adopting FIN 48 has been recorded as an increase of $4.8 million to retained earnings, and a decrease of $1.1 million and $5.9 million in goodwill and taxes payable respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007 and January 1, 2007, the total amount of gross unrecognized benefits was $33.4 million and $25.6 million of which $31.1 million and $22.6 million would affect the effective tax rate, if recognized. Included in the December 31, 2007 and January 1, 2007 balances are $2.3 million and $3.0 million of unrecognized tax benefits arising from business combinations that, if recognized, would be recorded as an adjustment to goodwill and would not affect the effective tax rate. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows (in millions):

	Federal, State and Foreign Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2007	$25.0	$0.6	$25.6
Additions for tax positions of prior years	—	0.3	0.3
Additions for tax positions related to 2007	9.8	—	9.8
Reductions for tax positions of prior years	(1.6)	—	(1.6)
Settlements	—	—	—
Reductions due to lapse of applicable statute of limitations	(0.7)	—	(0.7)

Balance at December 31, 2007	$32.5	$0.9	$33.4

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2007 and January 1, 2007, we have accrued $1.5 million and $0.9 million for potential payments of interest and penalties.

As of December 31, 2007 and January 1, 2007, the amount of net unrecognized benefits that would impact our effective tax rate if recognized was $31.1 million and $22.6 million respectively, offset by a deferred tax charge of $2.9 million and $2.2 million related to the federal tax effect of state taxes for the same periods. We were subject to examination by both the US federal and state tax jurisdictions for the 2002-2006 tax years and the Netherlands for 2005-2006 tax years. We are currently under examination by the Internal Revenue Service for the 2002 through 2004 tax years. It is reasonably possible that the audit for the years 2002 to 2004 will conclude in 2008. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible a reduction in the unrecognized tax benefits may occur in the range of $5.5 to $7.2 million. $2.5 to $3.5 million of the reduction in unrecognized tax benefits, if settled in our favor, would positively impact our effective tax rate, and be recognized as additional tax benefits in our income statement, with the residual adjustment decreasing deferred tax assets and cash. The reduction in unrecognized tax benefits relates primarily to intercompany cost allocations and the research and development credits.

Note 12: Employee Benefit Plans

Equity Incentive Plans

As of December 31, 2007, we have 12 equity incentive plans. Since the approval by the Stockholders, on December 14, 2007, of our new 2007 Equity Incentive Award Plan, no awards may be granted under our 11 previously adopted equity incentive plans. As of December 31, 2007, 10 of these plans adopted prior to the 2007 Equity Incentive Award Plan continue to have outstanding awards.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our primary equity incentive plans are summarized as follows:

2007 Stock Plan

In December 2007, our stockholders approved the Electronics for Imaging, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) and the reservation of an aggregate of 3,300,000 shares of the Company’s Common Stock for issuance pursuant to the 2007 Plan. The 2007 Plan provides for grants of stock options (both incentive stock options and nonqualified stock options), restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units and performance-based awards. Options and awards generally vest over a period of three to four years from the date of grant and generally expire seven to ten years from the date of the grant. The terms of the 2007 Plan provide that an option price shall not be less than 100% of fair market value on the date of the grant. The Board of Directors may grant a stock bonus or stock unit award under the 2007 Plan in lieu of all or a portion of any cash bonus that a participant would have otherwise received for the related performance period.

The shares of Common Stock covered by the 2007 Plan may be treasury shares, authorized but unissued shares, or shares purchased in the open market. If an award under the 2007 Plan is forfeited (including a reimbursement of an unvested award upon a participant’s termination of employment at a price equal to the par value of the Common Stock subject to the award) or expired, any shares of Common Stock subject to the award may be used again for new grants under the 2007 Plan.

The 2007 Plan is administered by a committee, which may be the Company’s Board of Directors or a committee appointed by the Board of Directors (the “Committee”). The Committee has the exclusive authority to administer the 2007 Plan, including the power to (i) designate participants under the 2007 Plan, (ii) determine the types of awards granted to participants under the 2007 Plan, the number of such awards, and the number of shares of Common Stock of the Company subject to such awards, (iii) determine and interpret the terms and conditions of any awards under the 2007 Plan, including the vesting schedule, exercise price, whether to settle, or accept the payment of any exercise price, in cash, Common Stock, other awards or other property, and whether an award may be cancelled, forfeited or surrendered, (iv) prescribe the form of each award agreement, and (v) adopt rules for the administration, interpretation and application of the 2007 Plan. The Committee does not have the authority to accelerate the vesting or waive the forfeiture of any qualified performance-based awards.

Persons eligible to participate in the 2007 Plan include all employees, Directors and consultants of the Company and its subsidiaries, as determined by the Committee. As of December 31, 2007, approximately 2,000 employees and 6 Directors were eligible to participate in the 2007 Plan.

As of December 31, 2007, there were 1.1 million shares outstanding and 2.2 million shares available for grant under the 2007 Plan.

Since the adoption by the Company of the 2007 Plan, no awards may be granted under our previously adopted plans, described below.

2004 Stock Plan

With the adoption of the 2007 Plan, no additional awards may be granted under the 2004 Stock Plan (the “2004 Plan”). Under the 2004 Plan, 8.4 million shares of common stock were authorized for issuance. This amount includes 0.1 million shares that were consolidated from the acquired Splash Plan, T/R Plan and Printcafe Plans on June 7, 2006. The terms of the 2004 Plan provide that an option price shall not be less than 100% of fair market value on the date of the grant. The vesting period for restricted stock must be at least (a) one (1) year in

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

the case of a restricted stock award subject to a vesting schedule based upon the achievement of specified performance goals by the participant or (b) three (3) years in the case of a restricted stock award absent such performance-based vesting. Under this plan, restricted stock and restricted stock unit awards may be granted that do not comply with the preceding minimum vesting requirement as long as the aggregate number of shares of common stock issued with respect to such non-conforming awards granted under this plan does not exceed 10% of the reserve. If any stock award shall for any reason expire or otherwise terminate, in whole or in part, without having been exercised in full (or vested in the case of restricted stock and restricted stock units), the stock not acquired under such stock award shall revert to and again become available for issuance under the 2004 Plan. The 2004 Plan provides for accelerated vesting if there is a change in control (as defined in the 2004 Plan). The options and restricted stock awards generally vest over a 42 to 48 month period and expire from seven to ten years from the date of the grant. As of December 31, 2007, 2006 and 2005, there were 3.4 million, 3.9 million and 2.1 million shares, respectively, outstanding under the 2004 Plan.

1999 Stock Plan

With the adoption of the 2007 Plan, no additional awards may be granted under the 1999 Stock Plan (the “1999 Plan”). The 1999 Plan authorized 10.6 million shares of common stock for issuance. The terms of the 1999 Plan provide that an option price may not be less than 100% of fair market value and the purchase price under restricted stock purchase agreement may not be less than 50% of fair market value on the date of the grant. The Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period, the expiration date and the exercise price. The 1999 Plan provides for accelerated vesting if there is a change in control (as defined in the 1999 Plan). The options and restricted stock awards generally vest from two to four years and expire from seven to ten years from the date of the grant. As of December 31, 2007, 2006 and 2005, there were 3.3 million, 3.7 million and 5.3 million shares respectively, outstanding under the 1999 Plan.

1990 Stock Plan

The 1990 Stock Option Plan (the "1990 Plan") by its terms expired in June 2000 and no additional awards may be granted under this plan. In June 1990, the Company adopted the 1990 Plan, which, as amended, provided for the issuance of incentive and nonqualified stock options to our employees, directors and non-employees. The Company reserved 13.2 million shares of common stock for issuance under the 1990 Plan. The terms of the 1990 Plan required that incentive stock options be granted with an exercise price of no less than the fair market value on the date of the grant. The original terms of the 1990 Plan provided that the exercise price of nonqualified stock options could not be less than 85% of the fair market value on the date of the grant. On May 4, 1995, the 1990 Plan was amended to provide that the Company would not grant options at less than 100% of the fair market value of the Company's common stock on the date of the grant. Generally, the options vested over a four year period. The 1990 Plan allows the Company to buy out an option grant for a payment in cash or shares, an option previously granted based on terms and conditions as established by the Company at the time such offer is made. The 1990 Plan provides for accelerated vesting if there is a change in control (as defined in the 1990 Plan). The options are exercisable at times and increments as specified by the Board of Directors, and expire not more than 10 years from date of grant. All options available under the 1990 Plan have been issued. Any shares (plus any shares that might in the future be returned to the 1990 Plan as a result of cancellations) that remained available for future grants under the 1990 Plan have been cancelled. As of December 31, 2007, 2006 and 2005, there were approximately 1.3 million, 1.8 million, and 2.2 million shares, respectively, outstanding under the 1990 Plan.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Acquired Stock Plans

In connection with our acquisition of Splash Technology Holdings, Inc., T/R Systems, Inc, Print Café and Management Graphics, Inc, we assumed their stock incentive plans. On June 7, 2006, 0.1 million shares that were available for grant under these acquired stock plans were consolidated under the 2004 Plan. As of December 31, 2007, there were 0.3 million options outstanding under these acquired stock plans.

2000 Employee Stock Purchase Plan

In May 2000, our Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "ESPP "), which became effective on August 1, 2000 and reserved 0.4 million shares of common stock for issuance under the ESPP. The ESPP, as amended, has an automatic share increase feature pursuant to which the shares reserved under the ESPP will automatically increase on the first trading day in January of each year, beginning with calendar year 2006 and continuing through calendar year 2012. The amount of increase is equal to three quarters of one percent (0.75%) of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year but in no event shall any such increase exceed 2.5 million shares annually. As of December 31, 2007, 2.4 million shares of the Company's stock have been reserved for issuance under the ESPP.

The ESPP is qualified under Section 423 of the Internal Revenue Code. Eligible employees may contribute from one percent to ten percent of their base compensation not to exceed ten percent of the employee's earnings. Employees are not able to purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the beginning of the offering period under the ESPP. The purchase price shall be the lesser of 85% of the fair market value of the stock, either on the offering date or on the purchase date. The offering period shall not exceed 27 months beginning with the offering date. The ESPP provided for offerings of 4 consecutive, overlapping 6-month offering periods, with a new offering period commencing on the first trading day on or after February 1 and August 1 of each year.

The ESPP was suspended effective November 9, 2006 as a result of the Company not being able to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and remained suspended through the fourth quarter of 2007, when we became current in our filings with the SEC. For all participants that did not withdraw from the plan, contributions made through that date were being held to be applied towards the first purchase date subsequent to the reinstatement of the plan. We returned all amounts for participants with an offering period that exceeded 22 months from the beginning of the offering date. We resumed this plan in the fourth quarter of 2007. No shares were issued under the ESPP in 2007. In 2006 and 2005, 0.4 million and 0.4 million shares were issued under the ESPP at an average purchase price of $14.75 and $14.39, respectively. As of December 31, 2007, there was $0.8 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over a period of 1.3 years. At December 31, 2007, 2006 and 2005, there were 0.4 million, 0.1 million and 0.5 million shares, respectively, available for issuance under the ESPP.

Valuation and Expense Information under SFAS 123(R)

Effective January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all equity awards made to our employees and directors, including employee stock options, restricted stock and employee stock purchases related to all stock-based compensation plans based on estimated fair values.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The following table summarizes stock-based compensation expense based on the aforementioned valuation models related to employee stock options, employee stock purchases and restricted stock under SFAS 123(R) for the years ended December 31, 2007 and 2006:

(in thousands)	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$8,270	$10,727
Restricted stock units and nonvested shares	14,834	12,271
Employee stock purchase plan	1,426	748

Total stock-based compensation	24,530	23,746
Tax effect on stock-based compensation	(8,891)	(7,064)

Net effect on net income/loss	$15,639	$16,682

Stock Options and ESPP Shares

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The estimated per share weighted average fair value of options and ESPP shares granted and the assumptions used to determine fair value are shown below for the periods indicated:

	Stock option plans for the years ended December 31,			Employee Stock Purchase Plan for the years ended December 31,
Black Scholes assumptions and fair value	2007	2006	2005	2007(1)	2006	2005
Weighted average fair value per share	$9.11	$10.30	$5.83	N/A	$6.13	$6.48

Expected volatility	35%	39%	44%	N/A	28% - 38%	25% - 46%
Risk-free interest rate	4.5%	4.8%	3.9%	N/A	4.7% - 5.2%	2.8% - 4.0%
Expected term (in years)	4.6	4.6	3.1	N/A	0.5-2.0	0.5-2.0

(1)	No shares were issued under the ESPP in 2007.

Restricted Stock Units and Nonvested Shares of Restricted Stock

The restricted stock units and nonvested shares of restricted stock generally vest over a service period of three to four years. The compensation expense incurred for these service awards is based on the closing market price of EFI’s stock on the date of grant and is amortized on an accelerated basis over the requisite service period. The weighted average fair value of restricted stock units granted during the years ended December 31, 2007 and 2006 was $22.16 and $22.13, respectively. No restricted stock units were granted during 2005. The weighted average fair value of nonvested shares of restricted stock granted during the years ended December 31, 2006 and 2005 was $27.41 and $17.42, respectively. No nonvested shares of restricted stock were granted during 2007.

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

Tender Offer

Based on the independent investigation of our historical stock option granting practices conducted by the Special Committee of our Board of Directors, we determined that certain compensatory stock options were granted with an exercise price lower than the fair market value of our common stock on the date of grant. Any such stock options which had not vested prior to January 1, 2005, absent amendment, would be subject to substantial additional taxes under Section 409A of the Internal Revenue Code and analogous state laws. On October 23, 2007, we filed a Tender Offer Statement on Schedule TO with the SEC with respect to stock options which were determined to have been granted with a below fair market value exercise price. The terms of the tender offer provide that each eligible stock option tendered will be amended to increase the exercise price to the fair market value of our common stock on the grant date determined in the independent investigation in exchange for a cash bonus in an amount equal to the aggregate exercise price increase for such stock option payable in January 2008, less applicable tax withholding. The tender offer expired on November 30, 2007. We accepted for amendment eligible options to purchase 482,380 shares of our common stock and made cash payments, in January 2008, to employees that held eligible options accepted for amendment in the aggregate amount of $283,514, less applicable tax withholding, to compensate them for the increased exercise prices per share of their amended eligible options, in each case, in accordance with the terms of the tender offer.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock Option Activity

The following table summarizes option activity under our stock plans (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2004	9,747	$24.81
Options granted	3,140	$17.32
Options exercised	(1,709)	$17.36
Options forfeited or expired	(1,061)	$26.20

Options outstanding at December 31, 2005	10,117	$23.60

Options granted	965	$25.61
Options exercised	(1,994)	$18.00
Options forfeited or expired	(707)	$26.52

Options outstanding at December 31, 2006	8,381	$24.90

Options granted	423	$24.62
Options exercised	(335)	$17.30
Options forfeited or expired	(956)	$33.19

Options outstanding at December 31, 2007	7,513	$24.19	3.2	$20,052

Options vested and expected to vest at December 31, 2007	7,233	$24.24	3.1	$19,628

Options exercisable at December 31, 2007	6,297	$24.54	2.7	$17,857

Aggregate intrinsic value was calculated as the difference between the closing price of our common stock on the last trading day of the fiscal period and the exercise price of the underlying awards for the options that were in the money at December 31, 2007. The total intrinsic value of options exercised, determined as of the date of option exercise, was $1.7 million, $16.6 million and $12.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. There was $4.4 million of total unrecognized compensation cost related to stock options expected to vest as of December 31, 2007. That cost is expected to be recognized over a weighted average period of one year.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2007 (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual term (years)	Weighted average exercise price	Shares	Weighted average exercise price
$10.61 to $16.42	1,395	3.3	$15.37	1,182	$15.21
$16.50 to $18.93	1,367	3.9	17.40	1,214	17.35
$18.96 to $21.50	1,283	2.8	20.11	1,235	20.09
$21.51 to $25.28	1,286	3.7	23.24	913	23.38
$25.30 to $33.81	1,832	2.7	30.27	1,403	31.29
$34.50 and over	350	1.7	72.59	350	72.59

	7,513	3.2	$24.19	6,297	$24.54

Restricted Stock Units and Nonvested Shares of Restricted Stock

Restricted stock units and nonvested shares of restricted stock were awarded to employees under our equity incentive plans. Nonvested shares of restricted stock have the same voting rights as other common stock and are considered to be currently issued and outstanding. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. A summary of the status of restricted stock units and nonvested shares of restricted stock as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

	Restricted Stock Units		Nonvested Shares of Restricted Stock
	Shares (in thousands)	Weighted average grant date fair value	Shares (in thousands)	Weighted average grant date fair value
Nonvested at January 1, 2007	1,317	$22.07	711	$24.20
Awarded	985	$22.16	—
Vested	(270)	$22.03	(301)	$24.01
Forfeited	(152)	$22.31	(74)	$24.92

Nonvested at December 31, 2007	1,880	$22.10	336	$24.21

Restricted Stock Units

The fair value of restricted stock units that vested during 2007, determined as of the vesting date, was $7.4 million. No restricted stock units vested during 2006 or 2005. The aggregate intrinsic value of restricted stock units vested and expected to vest at December 31, 2007 was $30.8 million, calculated as the closing price per share of our common stock on the last trading day of the fiscal period multiplied by 1.4 million of restricted stock units vested and expected to vest at December 31, 2007. There was approximately $24.5 million of unrecognized compensation costs related to restricted stock units expected to vest as of December 31, 2007. That cost is expected to be recognized over a weighted average period of 1.8 years.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Nonvested Shares of Restricted Stock

The fair value of restricted stock vested, determined as of the vesting date, was $7.1 million, $3.9 million and $0.7 million during the years ended December 31, 2007, 2006 and 2005, respectively. There was $2.6 million of unrecognized compensation cost related to nonvested shares of restricted stock expected to vest as of December 31, 2007. That cost is expected to be recognized over a weighted average period of 1.1 years.

Employee 401(k) Plan

We sponsor a 401(k) Savings Plan (the “401(k) Plan”) to provide retirement and incidental benefits for our employees. Employees may contribute from 1% to 40% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service (“IRS”). We currently match 50% of the employee contributions, up to a maximum of the first 4% of the employee’s compensation contributed to the plan, subject to IRS limitations. All matching contributions vest over four years starting with the hire date of the individual employee. Our matching contributions to the 401(k) Plan totaled $2.0 million in 2007, $1.8 million in 2006 and, $1.6 million in 2005. The employees and our contributions are cash contributions invested in mutual funds managed by an independent fund manager, or in self-directed retirement plans. The fund manager or the employee may invest in our common stock at their discretion.

Note 13: Information Concerning Business Segments and Major Customers

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

The following is a breakdown of revenues by product category for the years ended December 31, 2007, 2006 and 2005:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Controllers	$305,850	$306,688	$310,213
Inkjet Products	229,253	180,203	85,530
Advanced Professional Printing Software	85,483	77,720	71,374

Total Revenue	$620,586	$564,611	$467,117

Information about Geographic Areas

Our sales originate in the United States, The Netherlands, Germany and Japan. Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following is a breakdown of revenues by sales origin for the years ended December 31, 2007, 2006 and 2005, respectively:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Americas	$327,232	$303,931	$258,543
Europe, Middle East and Africa	216,308	175,037	139,165
Japan	58,015	63,248	47,125
Other international locations	19,031	22,395	22,284

Total Revenue	$620,586	$564,611	$467,117

The following table presents our long-lived assets located outside the Americas, all of which are in the Europe, Middle East and Africa ("EMEA") region, as of December 31, 2007 and 2006:

	December 31,
(in thousands)	2007	2006
Goodwill	$7,447	$6,849
Intangible Assets, net	2,006	2,723

	$9,453	$9,572

Information about Major Customers

For the past three years we have had two major customers, Canon and Xerox, each with total revenues greater than 10%. These customers, in order of magnitude, accounted for approximately 16% and 15% of revenues in 2007, approximately 19% and 15% of revenue in 2006, and approximately 22% and 11% of revenue in 2005. A third customer, Konica Minolta accounted for approximately 11% and 17% of revenue in 2005. One customer, Xerox, had an accounts receivable balance greater than 10% of our total accounts receivable balance, accounting for 12% and 15% of our total accounts receivable balance as of December 31, 2007 and 2006, respectively.

Note 14: Subsequent Events

In January 2008, we announced a restructuring plan in order to better align our costs with revenue levels. In 2008, we expect to reduce our worldwide headcount by approximately 100 employees and incur severance costs of approximately $4.5 million.

SUPPLEMENTARY DATA

Unaudited Quarterly Consolidated Financial Information

The following table presents our operating results for each of the eight quarters in the two-year period ended December 31, 2007. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to state fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing in this Annual Report. These operating results are not necessarily indicative of the results for any future period (in thousands, except per share amounts).

	2007
	Q1	Q2	Q3	Q4
Revenue	$147,831	$162,441	$158,295	$152,019
Gross profit	88,341	95,729	92,206	84,610
(Loss) income from operations	(3,926)	2,169	756	(1,230)
Net income	2,135	9,606	8,107	6,995
Net income for dilution calculation	2,135	10,356	8,857	7,745
Net income per basic common share	$0.04	$0.17	$0.14	$0.13
Net income per diluted common share	$0.04	$0.15	$0.13	$0.12
In-process research and development charges	$—	$—	$—	$—

	2006
	Q1	Q2	Q3	Q4
Revenue	$135,649	$137,338	$138,212	$153,412
Gross profit	81,607	82,528	82,176	88,859
(Loss) income from operations	11,308	5,554	4,905	(6,206)
Net (loss) income	12,392	11,660	(27,728)	3,493
Net (loss) income for dilution calculation	13,142	12,410	(27,728)	3,493
Net (loss) income per basic common share	$0.22	$0.20	$(0.49)	$0.06
Net (loss) income per diluted common share	$0.19	$0.18	$(0.49)	$0.06
In-process research and development charges	$—	$—	$—	$8,500

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

We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”). Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2008 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement. Information regarding the audit committee of our board of directors and information regarding an audit committee financial expert is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2008 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2008 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our board of is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2008 Proxy Statement.

Item 11: Executive Compensation

The information required by this item is incorporated by reference from the information contained under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in our 2008 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth below, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2008 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 concerning securities that are authorized under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by stockholders	9,392,521	(1)	$23.77	2,602,429	(2)
Equity compensation plans not approved by stockholders	—		—	—

Total	9,392,521		$23.77	2,602,429

(1)	Includes options outstanding as of December 31, 2007, representing 97,899 shares with an average exercise price of $135.17 per share, that were assumed in connection with business combinations.
(2)	Includes 2,195,398 shares available under our 2007 Equity Incentive Award Plan and 407,031 shares available under our 2000 Employee Stock Purchase Plan

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions, and Director Independence” in our 2008 Proxy Statement.

Item 14: Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2008 Proxy Statement.

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 10-K

(a)	Documents Filed as Part of this Report

(1)	Index to Financial Statements

The Financial Statements required by this item are submitted in Item 8 of this report as follows:

(2)	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	102

(All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto in Item 8 of this report.)

(3)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (1)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (2)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (3)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (4)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (5)

2.6+	Amended and Restated Equity Purchase Agreement dated October 31, 2006 among Electronics for Imaging, Inc., Electronics for Imaging, International, Jetrion, LLC and Flint Group North America Corporation (6)

3.1	Amended and Restated Certificate of Incorporation (7)

3.2	By-laws as amended (8)

Exhibit No.	Description
3.3	Certificate of Amendment of By-laws (9)

3.4	Certificate of Amendment of By-laws (10)

4.2	Specimen Common Stock certificate of the Company (8)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023 (11)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (11)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated (11)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (12)

10.2	1990 Stock Plan of the Company (8)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (13)

10.4	The 1999 Equity Incentive Plan as amended (14)

10.5	2000 Employee Stock Purchase Plan as amended (14)

10.6	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (15)

10.7	Prographics, Inc. 1999 Stock Option Plan (16)

10.8	Printcafe Software, Inc. 2000 Stock Incentive Plan (16)

10.9	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (16)

10.10	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (16)

10.11	T/R Systems, Inc. 1999 Stock Option Plan (17)

10.12	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (18)

10.13	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan (19)

10.14	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (20)

10.15	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (20)

10.16	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (20)

10.17	Form of Indemnification Agreement (8)

10.18	Form of Indemnity Agreement (21)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (22)

10.20	Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004, among the Company, Société Générale Financial Corporation and Société Générale (23)

Exhibit No.	Description
10.21+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (24)

10.22+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (25)

10.23	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company (26)

10.24	Employment Agreement effective August 1, 2006, by and between Fred Rosenzweig and the Company (26)

10.25	Employment Agreement effective August 1, 2006, by and between Joseph Cutts and the Company (26)

10.26	Employment Agreement effective August 1, 2006, by and between John Ritchie and the Company (26)

10.27+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (27)

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has received confidential treatment with respect to portions of these documents
(1)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.
(2)	Filed as exhibit (d) (5) to the Company’s Schedule TO/A No. 3 on October 20, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(4)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 3, 2006 (File No. 000-18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2007 (File No. 000-18805) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 (File No. 000-18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(16)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(17)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.
(19)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 000-18805) and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on December 20, 2007 and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 000-18805) and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 6, 2004 (File No. 000-18805) and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-18805) and incorporated herein by reference
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 7, 2006 (File No. 000-18805) and incorporated herein by reference.
(27)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.

(b) List of Exhibits

See Item 15 (a).

(c) Consolidated Financial Statement Schedule II for the years ended December 31, 2007, 2006 and 2005.

ELECTRONICS FOR IMAGING, INC.

Schedule II

Valuation and Qualifying Accounts (in thousands)

Description	Balance at beginning of period	Charged to revenue and expenses	Charged to/(from) other accounts		Deductions	Balance at end of period
Year Ended December 31, 2007
Allowance for doubtful accounts and sales-related allowances	$7,852	$6,168	$—		$(5,867)	$8,153
Year Ended December 31, 2006
Allowance for doubtful accounts and sales-related allowances	$4,306	$5,997	$489	(1)	$(2,940)	$7,852
Year Ended December 31, 2005
Allowance for doubtful accounts and sales-related allowances	$3,086	$6,890	$43	(2)	$(5,713)	$4,306

(1)	Adjustment to acquired bad debt allowance: Jetrion—$489
(2)	Sales-related allowance—$43

SIGNATURES

Pursuant to the requirements of Sections 13 or 16(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

February 29, 2008	By:	/S/ GUY GECHT
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

Signature	Title	Date

/S/ GUY GECHT Guy Gecht	Chief Executive Officer, Director (Principal Executive Officer)	February 29, 2008

/S/ FRED ROSENZWEIG Fred Rosenzweig	President, Director	February 29, 2008

/S/ JOHN RITCHIE John Ritchie	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/S/ GILL COGAN Gill Cogan	Director	February 29, 2008

/S/ DAN MAYDAN Dan Maydan	Director	February 29, 2008

/S/ JAMES S. GREENE James S. Greene	Director	February 29, 2008

/S/ CHRIS PAISLEY Chris Paisley	Director	February 29, 2008

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (1)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (2)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (3)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (4)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (5)

2.6+	Amended and Restated Equity Purchase Agreement dated October 31, 2006 among Electronics for Imaging, Inc., Electronics for Imaging, International, Jetrion, LLC and Flint Group North America Corporation (6)

3.1	Amended and Restated Certificate of Incorporation (7)

3.2	By-laws as amended (8)

3.3	Certificate of Amendment of By-laws (9)

3.4	Certificate of Amendment of By-laws (10)

4.2	Specimen Common Stock certificate of the Company (8)

4.3	Indenture dated as of June 4, 2003 between the Company and U.S. Bank National Association, as Trustee, relating to convertible senior debentures due 2023 (11)

4.4	Form of Convertible Senior Debenture due 2023 (Exhibit A to Indenture filed as Exhibit 4.3 above) (11)

4.5	Registration Rights Agreement, dated as of June 4, 2003, among the Company, UBS Warburg LLC, C.E. Unterberg Towbin and Morgan Stanley Incorporated (11)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (12)

10.2	1990 Stock Plan of the Company (8)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (13)

10.4	The 1999 Equity Incentive Plan as amended (14)

10.5	2000 Employee Stock Purchase Plan as amended (14)

10.6	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (15)

10.7	Prographics, Inc. 1999 Stock Option Plan (16)

10.8	Printcafe Software, Inc. 2000 Stock Incentive Plan (16)

10.9	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (16)

10.10	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (16)

10.11	T/R Systems, Inc. 1999 Stock Option Plan (17)

10.12	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (18)

Exhibit No.	Description
10.13	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan (19)

10.14	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (20)

10.15	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (20)

10.16	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (20)

10.17	Form of Indemnification Agreement (8)

10.18	Form of Indemnity Agreement (21)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (22)

10.20	Lease Financing of Properties Located in Foster City, California, dated as of September 30, 2004, among the Company, Société Générale Financial Corporation and Société Générale (23)

10.21+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (24)

10.22+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (25)

10.23	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company (26)

10.24	Employment Agreement effective August 1, 2006, by and between Fred Rosenzweig and the Company (26)

10.25	Employment Agreement effective August 1, 2006, by and between Joseph Cutts and the Company (26)

10.26	Employment Agreement effective August 1, 2006, by and between John Ritchie and the Company (26)

10.27+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (27)

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has received confidential treatment with respect to portions of these documents
(1)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.

(2)	Filed as exhibit (d) (5) to the Company’s Schedule TO/A No. 3 on October 20, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(4)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 3, 2006 (File No. 000-18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2007 (File No. 000-18805) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 (File No. 000-18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(16)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(17)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.
(19)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 000-18805) and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on December 20, 2007 and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 000-18805) and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 6, 2004 (File No. 000-18805) and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-18805) and incorporated herein by reference
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 7, 2006 (File No. 000-18805) and incorporated herein by reference.
(27)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.