Form 10-Q
period 2008-03-31
ELECTRONICS FOR IMAGING INC
filed 2008-05-12
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of May 2, 2008 was 53,172,267

ELECTRONICS FOR IMAGING, INC.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$204,211	$165,636
Short-term investments, available for sale	273,216	334,216
Accounts receivable, net of allowances of $9.2 million and $8.2 million, respectively	97,054	101,955
Inventories	40,884	39,949
Other current assets	21,423	15,844

Total current assets	636,788	657,600
Property and equipment, net	59,440	57,604
Restricted cash	88,580	88,580
Goodwill	212,355	211,780
Intangible assets, net	79,498	86,554
Deferred tax assets	34,344	47,004
Other assets	8,747	8,617

Total assets	$1,119,752	$1,157,739

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,324	$42,262
Convertible debt	240,000	240,000
Accrued and other liabilities	61,087	72,400
Deferred revenue	24,011	24,365
Income taxes payable	6,194	7,896

Total current liabilities	372,616	386,923
Long-term taxes payable	22,512	26,820

Total liabilities	395,128	413,743

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 69,984 and 69,633 shares issued, respectively and 53,357 and 55,004 shares outstanding, respectively	700	696
Additional paid-in capital	619,131	606,702
Treasury stock, at cost, 16,627 and 14,629 shares, respectively	(347,919)	(318,899)
Accumulated other comprehensive income	5,960	3,572
Retained earnings	446,752	451,925

Total stockholders’ equity	724,624	743,996

Total liabilities and stockholders’ equity	$1,119,752	$1,157,739

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2008	2007
Revenue	$136,604	$147,831
Cost of revenue (1)	59,402	59,490

Gross Profit	77,202	88,341
Operating expenses:
Research and development (1)	36,670	35,753
Sales and marketing (1)	28,997	27,571
General and administrative (1)	13,564	20,288
Restructuring charges (Note 10)	5,083	—
Amortization of identified intangibles	7,196	8,655

Total operating expenses	91,510	92,267

Loss from operations	(14,308)	(3,926)

Interest and other income, net:
Interest and other income (expense), net	7,722	7,251
Interest expense	(1,251)	(1,250)

Total interest and other income, net	6,471	6,001

Income (loss) before income taxes	(7,837)	2,075
Benefit from income taxes	2,664	60

Net income (loss)	$(5,173)	$2,135

Net income (loss) per basic common share	$(0.10)	$0.04

Net income (loss) per diluted common share	$(0.10)	$0.04

Shares used in basic per-share calculation	53,783	56,969

Shares used in diluted per-share calculation	53,783	59,135

(1) Includes stock-based compensation expense as follows:
	2008	2007
Cost of revenue	$946	$645
Research and development	3,979	3,048
Sales and marketing	1,876	1,306
General and administrative	3,112	3,242

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(5,173)	$2,135
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,244	11,139
Deferred taxes	4,640	5,176
Provision for allowance for bad debts and sales-related allowances	2,174	2,192
Tax expense from employee stock plans	(2,369)	(210)
Excess tax benefit from stock-based compensation	(32)	—
Stock-based compensation	9,912	8,241
Changes in operating assets and liabilities	(15,775)	(21,408)

Net cash provided by operating activities	3,621	7,265

Cash flows from investing activities:
Purchases of short-term investments	(64,473)	(59,567)
Proceeds from sales and maturities of short-term investments	128,115	84,253
Purchases, net of proceeds from sales, of property and equipment	(4,403)	(1,944)
Purchases of other investments	(261)	(3,793)

Net cash provided by investing activities	58,978	18,949

Cash flows from financing activities:
Proceeds from issuance of common stock	4,921	—
Purchases of treasury stock and net settlement of restricted stock	(29,020)	(1,023)
Excess tax benefit from stock-based compensation	32	—

Net cash used for financing activities	(24,067)	(1,023)

Effect of foreign exchange rate changes on cash and cash equivalents	43	19

Increase in cash and cash equivalents	38,575	25,210
Cash and cash equivalents at beginning of year	165,636	166,996

Cash and cash equivalents at end of quarter	$204,211	$192,206

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“Interim Financial Statements”) include the accounts of Electronics For Imaging, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

These Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The December 31, 2007 Condensed Consolidated Balance Sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited Interim Financial Statements reflect all adjustments, including normal recurring adjustments management considers necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated balance sheets, results of operations or cash flows. See Note 4. Investments and Fair Value Measurements for disclosures about how fair values are measured as required by SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No.159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations ("SFAS No. 141R") which replaces SFAS No. 141 Business Combinations ("SFAS No. 141"). SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations. However, SFAS No. 141R provides for the following changes from SFAS No. 141: an acquirer will record 100% of assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; certain contingent assets and liabilities will be recognized at fair value at the acquisition date; contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

earnings upon settlement; acquisition-related transaction and restructuring costs will be expensed as incurred; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and when making adjustments to finalize preliminary accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R will not have an impact on the Company's consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS No. 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 provides that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the effect SFAS No. 160 will have on its consolidated financial position, liquidity, or results of operations.

In March 2008, the FASB issued SFAS Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company is currently evaluating the effect SFAS No. 161 will have on its financial statement presentations.

Reclassification

Certain items in the prior periods’ consolidated financial statements have been reclassified to conform to the current period’s format. We reclassified Controllers related software revenue from the Advanced Professional Print Software revenue category to the Controllers revenue category for the three months ended March 31, 2008 and December 31, 2007 and total revenue for the three months ended March 31, 2008 and December 31, 2007 has not changed.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

2. Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock under SFAS 123(R) for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
Stock -based compensation expense by type of award	2008	2007
Employee stock options	$1,954	$2,800
Restricted stock units and nonvested shares	6,844	5,367
Employee stock purchase plan	1,115	74

Total stock-based compensation	9,913	8,241
Tax effect on stock-based compensation	(2,589)	(2,836)

Net effect on net income/loss	$7,324	$5,405

Valuation Assumptions

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by various assumptions including volatility, expected term and interest rates. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term is based upon management’s consideration of the historical life of options, the vesting period of the options granted and the contractual period of the options granted. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

The estimated per share weighted average fair value of options granted and ESPP shares issued and the assumptions used to estimate fair value are shown below for the periods indicated:

	Stock Options
	Three months ended March 31,
Black Scholes assumptions and fair value	2008	2007
Weighted average fair value per share	$5.58	$8.70
Expected volatility	40.59%	36.00%
Risk-free interest rate	2.71%	4.50%
Expected term (in years)	4.03	4.60

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Employee Stock Purchase Plan
Three months ended March 31,
Black Scholes assumptions and fair value	2008	2007
Expected volatility	43%-74%	27%-30%
Risk-free interest rate	2.1%-2.2%	5.0%-5.2%
Expected term (in years)	0.5-2.0	0.5-2.0

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2008 (in thousands except for weighted average exercise price and contractual term):

	Three months ended March 31, 2008
	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2008	7,513	$24.19
Options granted	650	15.88
Options exercised	(90)	15.76
Options forfeited and expired	(732)	25.44

Options outstanding at March 31, 2008	7,341	$23.43	$3.48	$630

Options vested and expected to vest at March 31, 2008	7,169	$23.53	$3.38	$630

Options exercisable at March 31, 2008	5,758	$24.35	$2.80	$630

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price, multiplied by the number of stock options outstanding, vested and expected to vest, and exercisable at March 31, 2008.

A summary of the status of the company’s non-vested shares of restricted stock awards and restricted stock units as of March 31, 2008, and changes during the three months ended March 31, 2008, is presented below (shares in thousands):

	Three months ended March 31, 2008
	Restricted stock units		Restricted stock awards
Non-vested shares	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2008	1,880	$22.10	336	$24.21
Awards granted	519	15.83	—	—
Awards vested	(58)	14.55	(94)	21.65
Awards forfeited	(119)	21.83	(11)	25.17

Non-vested at March 31, 2008	2,222	$20.52	231	$25.20

The total fair value of restricted stock vested was $2.3 million for the three months ended March 31, 2008. The aggregate intrinsic value at March 31, 2008 for the restricted stock units expected to vest was $28.2 million and the remaining weighted average vesting period was 1.67 years. Aggregate intrinsic value for restricted stock units expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of restricted stock units expected to vest at March 31,2008.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

On October 23, 2007, we filed a Tender Offer Statement on Schedule TO with the SEC with respect to stock options which were determined to have been granted with a below fair market value exercise price. The terms of the tender offer provide that each eligible stock option tendered will be amended to increase the exercise price to the fair market value of our common stock on the grant date determined in the independent investigation in exchange for a cash payment in an amount equal to the aggregate exercise price increase for such stock option payable in January 2008, less applicable tax withholding. The tender offer expired on November 30, 2007. We accepted for amendment eligible options to purchase 482,380 shares of our common stock and made cash payments, in January 2008, to employees that held eligible options accepted for amendment in the aggregate amount of $283,514, less applicable tax withholding, to compensate them for the increased exercise prices per share of their amended eligible options, in each case, in accordance with the terms of the tender offer.

3. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), market valuation adjustments and currency translation adjustments, consists of the following (in thousands):

	Three months ended March 31,
	2008	2007
Net income (loss)	$(5,173)	$2,135
Change in market valuation of investments, net of tax	1,587	541
Change in currency translation adjustment	801	(52)

Comprehensive income (loss)	$(2,785)	$2,624

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2008	December 31, 2007
Net unrealized investment gains, net of tax	$2,800	$1,213
Translation gains	3,160	2,359

Accumulated other comprehensive income	$5,960	$3,572

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

4. Investments and Fair Value Measurements

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2008
U.S. Government securities	$150,421	$3,689	$(2)	$154,108
Corporate debt securities	117,066	1,371	(389)	118,048
Municipal securities	1,053	7	—	1,060

Total short-term investments	$268,540	$5,067	$(391)	$273,216

December 31, 2007
U.S. Government securities	$151,892	$1,290	$(19)	$153,163
Corporate debt securities	180,288	1,083	(318)	181,053

Total short-term investments	$332,180	$2,373	$(337)	$334,216

The following is a summary of the amortized cost and estimated fair value of investments at March 31, 2008 by maturity date (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$89,494	$89,756
Mature in one to three years	179,046	183,460

Total short-term investments	$268,540	$273,216

For the three months ended at March 31, 2008 and 2007, $0.8 million and $0 was recognized in realized gains on the sale of investments, respectively. As of at March 31, 2008 and December 31, 2007, net unrealized gains of $4.7 million and $2.0 million, respectively, were included in accumulated other comprehensive income in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Fair Value Measurements

The company adopted SFAS 157 effective January 1, 2008. SFAS No. 157 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a three-tier fair value hierarchy as follows:

Level 1: Inputs that are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

Level 2: Inputs that are other than quoted prices included within Level 1, that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date for the duration of the instrument’s anticipated life or by comparison to similar instruments; and

Level 3: Inputs that are unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These include management’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

At March 31, 2008 the Company’s Investments have been valued in accordance with the fair value hierarchy specified in FAS 157, Fair Value Measurements as follows:

		Fair Value Measurements at Reporting Date using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs Level 3
U.S. Government securities	$191,076	$70,092	$120,984	$—
Corporate debt securities	131,921	—	131,450	471
Municipal securities	1,060	—	1,060	—
Money market funds	109,916	109,916	—	—

	$433,973	$180,008	$253,494	$471

Included in U.S. Government and Corporate Debt securities are $37.0 million and $13.9 million, respectively, in like securities which have been classified as Cash Equivalents at March 31, 2008.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, or alternative pricing sources with reasonable levels of price transparency. Investments in United States Treasury securities and overnight Money Market Mutual Funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets or because the investments are actively traded at $1.00 Net Asset Value.

Government Agency investments and Corporate Debt instruments (including investments in Asset-Backed and Mortgage-Backed securities) have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs which are directly or indirectly observable.

At March 31, 2008, one Corporate Debt security has been classified as Level 3 due to its low level of trading activity.

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

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 (in thousands, except for per share amounts):

	Three months ended March 31
(in thousands except per share data)	2008	2007
Basic net (loss) income per share:
Net (loss) income available to common shareholders	$(5,173)	$2,135

Weighted average common shares outstanding	53,783	56,969
Basic net (loss) income per share	$(0.10)	$0.04

Dilutive net (loss) income per share:
Net (loss) income available to common shareholders	$(5,173)	$2,135
After-tax equivalent of expense related to 1.50% convertible senior debentures	—	—

(Loss) Income for purposes of computing diluted net income per share	$(5,173)	$2,135

Weighted average common shares outstanding	53,783	56,969
Dilutive stock options and restricted stock awards	—	2,166
Weighted average assumed conversion of 1.50% convertible senior debentures	—	—

Weighted average common shares outstanding for purposes of computing diluted net income per share	53,783	59,135

Dilutive net (loss) income per share	$(0.10)	$0.04

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Three months ended March 31,
	2008	2007
Weighted stock options and awards outstanding	8,698	3,199
Convertible debt	9,084	9,084

Total potential shares of common stock excluded from the computation of diluted earnings per share	17,782	12,283

6. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2008	December 31 2007
Inventories, net of allowances:
Raw materials	$23,096	$21,362
Work in process	2,682	3,497
Finished goods	15,106	15,090

	$40,884	$39,949

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Product Warranty Reserves

The product warranty reserve activity for the three months ended March 31, 2008 and 2007 is noted below (in thousands):

	2008	2007
Balance at January 1	$7,918	$6,655
Charged to costs and expenses	982	2,836
Utilized	(1,427)	(2,269)

Balance at March 31	$7,473	$7,222

7. Income taxes

For the first quarter of 2008, we recorded a tax benefit of $2.7 million compared to a tax benefit of $0.1 million for the same period in 2007. The tax benefit for the first quarter of 2008 included a tax benefit of $2.2 million related to one-time severance costs and a charge of $0.1 million in potential interest related to future tax assessments. The increase in our first quarter’s tax benefit in 2008 compared to 2007, without the discrete charges and benefits described above, is due primarily to the decrease in profitability before income taxes.

Primary differences in 2008 and 2007 between our recorded tax provision rate and the US statutory rate of 35% for both periods include tax benefits associated with credits for research and development costs for 2007, lower taxes on permanently invested foreign earnings, and the tax effects of charges related to stock-based compensation recorded pursuant to FAS 123R, which is non-deductible for tax purposes.

As of March 31, 2008 and December 31, 2007, the total amount of unrecognized tax benefits calculated pursuant to FIN 48 was $29.1 million and $33.4 million, of which $26.8 million and $31.1 million would affect the effective tax rate, if recognized. Included in the March 31, 2008 and December 31, 2007 balances is $2.3 million of unrecognized tax benefits arising from business combinations that, if recognized, would be recorded as an adjustment to goodwill and would not affect the effective tax rate. The decrease in our unrecognized tax benefits in the first quarter of 2008 is due to the impact of a loss before income taxes. Over the next twelve months, our existing tax positions will generate an increase in liabilities for unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31, 2008 and December 31, 2007 we have accrued $1.6 million and $1.5 million, respectively, for potential payments of interest and penalties.

As of March 31, 2008 and December 31, 2007, we were subject to examination by both the U.S. federal and state tax jurisdictions for the 2002-2007 tax years and the Netherlands for 2005-2007 tax years. We are currently under examination by the Internal Revenue Service for the 2002 through 2004 tax years. It is reasonably possible that the audit for the years 2002 to 2004 will conclude in 2008. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible a reduction in the unrecognized tax benefits may occur in the range of $5.5 to $7.2 million. If settled in our favor, $2.5 to $3.5 million of the reduction in unrecognized tax benefits would positively impact our effective tax rate, and be recognized as additional tax benefits in our income statement. The reduction in unrecognized tax benefits relates primarily to intercompany cost allocations and the research and development credits.

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

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.:

In May 2005, prior to EFI’s acquisition of VUTEk, Leggett & Platt, Inc. (“L&P”), and its patent holding subsidiary brought a patent infringement action against VUTEk in the United States District Court in the Eastern District of Missouri. After conducting extensive discovery, EFI moved for summary judgment that the asserted patent is invalid and not infringed. After several months of reviewing the evidence, on December 26, 2006, the Court granted EFI’s summary judgment motion and ruled that all of L&P’s asserted patent claims were invalid on multiple grounds. The Court found that each asserted patent claim was obvious and already disclosed in VUTEk’s own prior patents. In addition to those two grounds for invalidity, the Court also found L&P’s patent claims invalid because the L&P patent claims were vague and indefinite in view of the patent claim interpretations suggested by L&P. The Court also granted EFI’s motion to recover its costs from L&P. L&P presently is appealing the judgment, and EFI is fully opposing L&P’s appeal. Oral argument on the appeal is set for June 5, 2008.

On November 6, 2007, EFI filed a complaint for declaratory and injunctive relief challenging the validity and enforceability of L&P’s newly issued patent, which is a continuation of L&P’s originally asserted patent. EFI firmly believes that the Court should summarily invalidate the claims of this patent for the same reasons it invalidated the L&P’s original patent claims. Further, EFI believes that L&P’s failure to adequately disclose the previous lawsuit proceedings to the U.S. Patent and Trademark Office amounts to inequitable conduct that should render the new patent unenforceable. L&P filed counterclaims including claims for alleged infringement of the newly issued L&P patent. While EFI believes that VUTEk’s products do not infringe either of L&P’s patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Durst Fototechnik Technology GmbH v. Electronics for Imaging, GmbH et al.:

On February 23, 2007, Durst brought a patent infringement action against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity and unenforceability based on Durst’s improper actions before the German patent office. EFI Inc. filed its Statement of Defense on August 29, 2007. EFI Inc.’s defenses include those for EFI GmbH as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2007. At the conclusion of the trial, the court ordered the parties to provide further briefing regarding issues raised by EFI regarding the validity of Durst’s patent. On February 15, 2008, the Court decided to appoint an expert to assist it on questions related to the validity of the Durst utility model right. EFI will continue to defend itself vigorously. While EFI believes that its products do not infringe any valid claim of Durst’s patent, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

In order to protect its products and its customers, EFI filed a declaratory judgment action (“DJ”) against Acacia and Screentone in the Central District of California on November 13, 2007. (At about the same time, other defendants from the Texas actions filed DJ claims in Washington and Delaware.) EFI filed its DJ claims to invalidate the claims Acacia asserted in the Texas action as well as claims from an additional Acacia patent. A federal multidistrict litigation panel decided to consolidate all cases with EFI’s case in the Central District of California.

While EFI does not believe that its products infringed any valid claim of Acacia and Screentone’s patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Tesseron Patent Litigation:

On September 26, 2007, Tesseron, Ltd. initiated litigation against Konica Minolta Business Solutions USA, Konica Minolta Business Technologies and Konica Minolta Holdings for infringement of eight patents related to variable printing technology in the United States District Court for the Northern District of Ohio, Eastern Division. Konica Minolta is an EFI customer and the complaint references EFI Fiery variable data enabled printer controllers. Additionally, Tesseron has on multiple occasions over the past 4 years sent threatening letters to EFI demanding EFI take a license to eight patents. Tesseron failed to reply to each of EFI’s requests for a dialogue until recently and that meeting was unproductive with Tesseron refusing to explain its infringement contentions. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. Konica Minolta has written requesting indemnification for any EFI products that allegedly infringe these patents. On December 6, 2007, Tesseron filed an amended complaint in the Ohio action wherein it added EFI and Ricoh as defendants, but dropped 6 of the 8 original patents in suit.

On October 30, 2007, EFI filed a complaint against Tesseron in the United States District Court for the Northern District of California, which subsequently transferred the action to the United States District Court for the Northern District of Ohio. EFI’s complaint seeks a declaratory judgment that Tesseron’s patents are invalid and/or not infringed. EFI also seeks to prevent Tesseron and its attorneys from threatening EFI or its OEM customers with infringement of those patents, or bringing a lawsuit claiming infringement with regard to such products. After transfer of EFI’s action to Ohio, EFI negotiated for a covenant not to sue on 6 of the 8 patents that Tesseron had originally threatened against EFI and its customers. EFI will vigorously pursue this action in order to demonstrate that its variable data printing products do not infringe any valid claim of the two remaining Tesseron patents.

While EFI does not believe that its products infringed any of these patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Bureau of Industry and Security (“BIS”) Export Investigation:

In January 2005, prior to EFI’s acquisition of VUTEk, the U.S. Commerce Department’s Bureau of Industry and Security initiated an investigation of VUTEk relating to VUTEk’s alleged failure to comply with U.S. export regulations in connection with several export sales to Syria in 2004. EFI self-initiated an internal compliance review of historical export practices for both VUTEk and EFI. Potential violations uncovered during our compliance review were voluntarily disclosed to BIS in November 2006 (for VUTEk) and December 2006 (for EFI). Additionally, we provided BIS with detailed reports of our compliance review findings and supplemental

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

information in March 2007 (for VUTEk) and May 2007 (for EFI). The areas of possible non-compliance found in the internal review relate to: (1) deemed exports of controlled encryption source code and/or technology to foreign nationals of Syria and Iran, (2) exports of printers and other products with encryption functionality before completion of encryption reviews by BIS and (3) statistical reporting errors on some export declarations. As expected, the Office of Export Enforcement at BIS HQ has now referred the VUTEk matter to an attorney in the Office of Chief Counsel for Industry and Security for final determination. At present, we believe that these matters will be resolved solely with administrative penalties. However, there is no assurance that these matters will not have an unforeseen outcome that could impair our ability to export product outside of the United States and Canada.

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

On March 15, 2007 a complaint was filed in Delaware Chancery Court captioned Denver Employees Retirement Plan v. Gecht et al., No. 2797. The complaint asserts derivative claims against certain of the Company’s current and former officers and/or directors, alleging that the director defendants breached their fiduciary duty by improperly manipulating certain stock option grants between 1996 and 2003, thereby violating the terms of the Company’s stock option plan, causing the Company to issue false and misleading financial statements and proxy statements, and unjustly enriching the executives who received the subject option grants. The complaint also purported to be brought on behalf of a class consisting of all others similarly situated and alleges a class claim for breach of the fiduciary duty of disclosure. On May 9, 2007, the court granted the parties’ proposed order consolidating the Denver and Ann Arbor cases, designating the Denver complaint as the operative complaint, and appointing the named plaintiffs lead plaintiffs and their counsel lead counsel. Defendants moved to dismiss the action and conducted discovery. The parties have been engaged in settlement discussions for several months and expect to submit a proposed settlement to the court in the near future. Any settlement of the litigation would be subject to court review as well as notice to shareholders.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The following is a breakdown of revenues by product category for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	Three months ended March 31,
	2008	2007(1)
Controllers	$68,318	$86,635
Inkjet Products	53,385	48,094
Advanced Professional Print Software	14,901	13,102

Total Revenue	$136,604	$147,831

(1)

Revenues in the Controllers and Advanced Professional Print Software categories for the three months ended March 31, 2007 have been restated to reflect the reclassification of Controllers related software revenue from the Advanced Professional Print Software category to the Controllers category. Total revenue for the three months ended March 31, 2007 has not changed.

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

The following is a breakdown of revenues by sales origin for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	Three months ended March 31,
	2008	2007
Americas	$71,635	$79,653
Europe, Middle East and Africa	48,411	47,172
Japan	11,823	17,196
Other International Locations	4,735	3,810

Total Revenue	$136,604	$147,831

10. Restructuring

In the first quarter of 2008 we announced a restructuring plan that includes organizational changes within targeted research and development, sales and marketing and general and administrative functions to better align spending levels with expected revenues. As a result of these organizational changes, which are expected to be substantially completed by the end of the second quarter of 2008, the Company recorded pretax restructuring charges totaling $5.1 million in the first quarter of 2008. The charges consisted of cash severance costs, benefit costs, benefit continuation costs,

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

outplacement costs and other transition expenses for 90 employees. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of income. As of March 31, 2008, severance of approximately $1.8 million had been paid that qualifies as restructuring costs.

The following table summarizes 2008 activities related to the Company’s restructuring reserve (in millions):

Activities Related to 2008 Restructuring

Employee- Related Costs
Reserve balance at December 31, 2007	$—
Restructuring reserve	5,083
Cash payments	(1,759)

Reserve balance at March 31, 2008	$3,324

In addition to the restructuring charge of $5.1 million are $0.4 million in severance expenses related to 10 employees that did not qualify as restructuring costs and these costs are classified as operating expenses or cost of revenues.

11. Common Stock Repurchase Programs

In November 2007, our Board of Directors authorized $100.0 million to be used for the repurchase of outstanding common stock. In the first quarter of 2008, we repurchased a total of 2.0 million shares for an aggregate purchase price of $28.9 million under this plan. Our buyback program is limited by SEC regulations and by compliance with the Company’s insider trading policy. Approximately $68.9 million remains under the program to purchase shares at March 31, 2008. In the first quarter of 2008, we purchased an additional 6,566 shares for an aggregate purchase price of $0.1 million from employees to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock and stock units. These repurchased shares are recorded as treasury stock and are accounted for under the cost method. None of the shares of common stock we have repurchased have been cancelled.

12. Subsequent Event

In April 2008, the Company announced its intention to exercise its right to redeem all $240 million outstanding principal amount of its 1.50% Convertible Senior Debentures due 2023 (the “Securities”) on June 2, 2008 (the “Redemption Date”). The redemption of the Convertible Senior Debentures will reduce the number of shares used in the calculation of earnings per share by approximately 9.1 million shares effective as of the Redemption Date, when dilutive.

The redemption price for the Securities is 100% of the principal amount, plus accrued and unpaid interest (including contingent interest, if any) and additional interest amounts, if any, to, but not including, the Redemption Date. The Securities may be converted at any time before 5:00 p.m., New York City time, on May 30, 2008, the business day prior to the Redemption Date, in accordance with the terms and conditions set forth in the indenture and the Securities. The Securities are convertible into EFI’s common stock at a rate of 37.8508 shares of commons stock per $1,000 principal amount of Securities, subject to adjustment in certain circumstances. The Company intends to use its existing cash and investments to redeem the Securities.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”). The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Results of Operations

The following table sets forth items in our condensed consolidated statements of operations as a percentage of total revenue for the three months ended March 31, 2008 and 2007. These operating results are not necessarily indicative of our results for any future period.

	Three months ended March 31,
	2008	2007
Revenue	100%	100%
Gross Profit	57%	60%
Operating expenses:
Research and development	27%	24%
Sales and marketing	21%	19%
General and administrative	10%	14%
Restructuring charges	4%	—%
Amortization of identified intangibles	5%	6%

Total operating expenses	67%	63%

Loss from operations	(10)%	(3)%
Interest and other income, net	4%	4%

Income before income taxes	(6)%	1%
Benefit from (provision for) income taxes	2%	—%

Net income (loss)	(4)%	1%

Revenue

We currently classify our revenue into three categories. The first category, “Controllers”, includes products and technology which connect digital copiers with computer networks, and is made up of stand-alone controllers and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This category includes our Fiery series (external print servers and embedded servers), Splash and MicroPress, color and black and white server products, software options for Fiery products and spare parts. It also includes server-related revenue comprised of scanning solutions. The second category, “Inkjet Products”, consists of sales of the super-wide format inkjet printers, industrial inkjet printers, inks, and parts and services revenue from the VUTEk and Jetrion businesses. The third category, “Advanced Professional Print Software”, or APPS, consists of software technology focused on printing workflow, print management information systems, proofing, web submission and job tracking tools.

On a sequential basis, total revenue performance in the first quarter of 2008 decreased by $15.4 million or 10% from the fourth quarter of fiscal 2007. Compared to the fourth quarter of 2007, Controllers revenues increased by $1.5 million or 2% in the first quarter of 2008, largely due to the launch of the new entry level production server, the Fiery Pro80. The $15.9 million or 23% decrease in Inkjet revenues and the $0.9 million or 5.7% decrease in APPS revenues in the first quarter of 2008 compared to the fourth quarter of 2007 were mostly due to weakness in sales in the Americas region.

Revenues by Product Category

For the three months ended March 31, 2008 and 2007, revenues by product category were as follows (in thousands):

	Three months ended March 31,
	2008	Percent of total	2007	Percent of total	Change
					$	%
Controllers	$68,318	50%	$86,635	58%	$(18,317)	(21)%
Inkjet Products	53,385	39%	48,094	33%	5,291	11%
Advanced Professional Printing Software	14,901	11%	13,102	9%	1,799	14%

Total revenue	$136,604	100%	$147,831	100%	$(11,227)	(8)%

Total revenues decreased by 8% to $136.6 million in the first quarter of 2008, compared to $147.8 million in the first quarter of 2007. The Controllers category decrease of 21% in the first quarter of 2008 when compared to the same period in 2007 is mostly attributable to weakness in sales in the Americas region which was caused by our OEMs’ customers delaying their buying decisions. The decrease was also attributable to the absence in the first quarter of 2008 of major product launches by our OEMs which resulted in decreased demand on the part of our OEMs’ customers. The decrease in the Controllers category sales was partially offset by the launch in 2008 of an entry-level production server. Inkjet revenue increased by 11% in the first quarter of 2008 when compared to the first quarter of 2007 due mostly to stronger sales outside of North America. APPS revenue increased 14% compared to the first quarter of 2007 primarily due to the strength in sales of customized software and the release of Digital Storefront 3.0.

Revenues by Geographic Area

Revenues by geographic regions for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three months ended March 31,
	2008	Percent of total	2007	Percent of total	Change
					$	%
Americas	$71,635	52%	$79,653	54%	$(8,018)	(10)%
EMEA	48,411	35%	47,172	32%	$1,239	3%
Japan	11,823	9%	17,196	12%	$(5,373)	(31)%
Other international locations	4,735	4%	3,810	2%	$925	24%

Total revenue	$136,604	100%	$147,831	100%	$(11,227)	(8)%

The 10% or $8.0 million decrease in the Americas region was due to weakness in sales of our Controllers products that was caused by our OEMs’ customers delaying their buying decisions. The industry trend of moving toward lower inventory levels also contributed to the decline.

The 3% or $1.2 million increase in the revenues in the EMEA region was due to the continued penetration of our Inkjet Products into this region.

The 31% or $5.4 million decrease in revenues in Japan was due to lower demand for Controller products as compared to the same period in 2007 due to slower sell-through by our OEM customers.

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

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the three months ended March 31, 2008, two customers – Canon and Xerox – each provided more than 10% of our revenue individually and approximately 33% in the aggregate. For the three months ended March 31, 2007, three customers – Canon, Xerox and Konica Minolta – each provided more than 10% of our revenue individually and approximately 43% of revenue in the aggregate.

The decrease in the percentage of overall revenue from our major OEM partners in the first quarter of 2008 compared to the first quarter of 2007 is attributable to the increase in the Inkjet Products business where most of the revenue is generated from sales to distributors and direct customers. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations by most of our OEMs to purchase our products at all, or in significant amounts. Such reductions have in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we continue to increase our revenues from Inkjet products and our professional printing applications, the percentage of our revenue that comes from individual OEMs will continue to decrease.

We intend to continue to develop new products and technologies for each of our product lines including new generations of server and controller products and other new product lines and to distribute those new products to or through current and new OEM customers, distribution partners, and end-users in 2008 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

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

Gross Margins

The gross margin for the three months ended March 31, 2008 was 57% compared to 60% for the same period in 2007. This decrease in gross margin is mainly attributable to the increase in Inkjet revenues from 33% of total revenues in 2007 to 39% of total revenues in 2008. The decrease in overall margins tends to be based on the mix of revenues as Inkjet margins tend to be below Controller and APPS margins. If our Inkjet revenue continues to increase as a percentage of overall revenues, our gross margins may continue to decline.

Operating Expenses

Operating expenses, including amortization of intangible assets, as a percentage of revenue were 67% and 63% for the three months ended March 31, 2008 and 2007, respectively. Total operating expenses decreased slightly in the first quarter of 2008 as compared to the same period in 2007 due to a $6.7 million decrease in spending in the general and administrative area primarily as a result of a decrease in fees related to the stock option investigation offset by a $5.1 million increase in restructuring expenses.

	Three months ended March 31,
			Change
	2008	2007	$	%
Research and development	$36,670	$35,753	$917	3%
Sales and marketing	28,997	27,571	$1,426	5%
General and administrative	13,564	20,288	$(6,724)	(33)%
Restructuring charges	5,083	—	$5,083	100%
Amortization of identified intangibles	7,196	8,655	$(1,459)	(17)%

Total operating expenses	$91,510	$92,267	$(757)

Research and Development

Expenses for research and development consist primarily of costs associated with personnel, consulting and prototype materials.

Research and development expenses for the three-month period ended March 31, 2008 totaled $36.7 million or 27% of revenue compared to $35.8 million or 24% of revenue in the first quarter of 2007, an increase of $0.9 million or 3%, which was primarily due to a $0.8 million increase in information technology and facilities costs resulting from increased headcount in our Inkjet business and $1.0 million of equity plan related costs, offset by a $1.2 million decrease in material and prototype costs due to decreased spending in the Controllers business.

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

Sales and marketing expenses for the three months ended March 31, 2008 were $29.0 million or 21% of revenue compared to $27.6 million or 19% of revenue for the three months ended March 31, 2007, an increase of $1.4 million, or 5%. This increase was primarily due to $1.5 million of increased employee costs related to higher headcount needed to build a stronger direct sales and marketing organization for the Inkjet Products category. Inkjet products are sold using a direct sales model and require higher selling expenses than Controller products, which are sold to a smaller customer base using an OEM-based model. The increase also includes a $0.6 million increase in equity plan related costs offset by a $0.6 million decrease in travel-related costs as we reduced our travel-related expenses over the course of the quarter.

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

General and Administrative

General and administrative expenses consist primarily of costs associated with administrative personnel, legal and accounting expense.

General and administrative expenses were $13.6 million for the three months ended March 31, 2008, or 10% of revenues, compared to $20.3 million for the three months ended March 31, 2007, or 14% of revenues. The overall decrease of $6.7 million is primarily attributable to a decrease of $4.2 million in accounting fees related to the stock option investigation and derivative suits and a $1.6 million decrease due to costs related to an acquisition that was not consummated in the first quarter of 2007. For a discussion of the restatement of our consolidated financial statements and the Special Committee investigation of historical stock option practices, refer to Note 2, “Restatement of Consolidated Financial Statements” of Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

We expect that our general and administrative expenses will decrease slightly as we continue to leverage our existing selling, general and administrative infrastructure.

Restructuring charges

The restructuring charge of $5.1 million consists of cash severance costs, benefit costs, benefit continuation costs, outplacement costs and other transition expenses for 90 employees related to the restructuring plan announced by the company during the first quarter of 2008. The plan was adopted in order to better align spending levels with revenues. We expect that the remaining restructuring costs will be paid by the end of the second quarter of 2008 and we do not anticipate incurring additional expense related to this restructuring plan. Substantially all remaining restructuring costs will be funded by cash generated by our operations.

In addition to the restructuring charge of $5.1 million are $0.4 million in severance expenses related to 10 employees that did not qualify as restructuring costs and these costs are classified as operating expenses or cost of revenues.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended March 31, 2008 was $7.2 million compared to $8.7 million for the three months ended March 31, 2007. The decrease in amortization is due to several intangible assets becoming fully amortized in 2007.

Interest and Other Income, Net

Interest and Other Income

Interest and other income includes interest income and net gains from sales of investments from our cash and short-term investments, and net currency gains on our operating activities. For the three months ended March 31, 2008 and 2007, interest and other income was $7.7 million and $7.3 million, respectively. The $0.4 million increase during the three months ended March 31, 2008 in comparison with the three months ended March 31, 2007 was driven by net gains from sales of investments and foreign currency transactions as a result of the strengthening Euro against the U.S. dollar. The increase was offset by lower interest income on our investments as a result of lower investment balances as we sold portions of our investment portfolio in order to generate cash for the 1.50% Convertible Senior Debentures redemption. We expect our interest and other income to continue to decrease due to the expected lower investment portfolio balance that will remain after the expected redemption on June 2, 2008 of our 1.50% Convertible Senior Debentures due 2023.

Interest Expense

Interest expense primarily consists of interest and debt amortization costs related to our 1.50% senior convertible debt of approximately $1.3 million for each of the three month periods ended March 31, 2008 and 2007. We expect our interest expense to decrease after the expected redemption, on June 2, 2008, of our 1.50% Convertible Senior Debentures due 2023.

Income Taxes

For the first quarter of 2008, we recorded a tax benefit of $2.7 million compared to a tax benefit of $0.1 million for the same period in 2007. The tax provision for the first quarter of 2008 included a tax benefit of $2.2 million related to one-time severance costs and a charge of $0.1 million in potential interest related to future tax assessments. The increase in our first quarter’s tax benefit in 2008 compared to 2007, without the discrete charges and benefits described above, is due primarily to the decrease in profitability before income taxes.

Primary differences in 2008 and 2007 between our recorded tax provision rate and the US statutory rate of 35% for both periods include tax benefits associated with credits for research and development costs for 2007, lower taxes on permanently invested foreign earnings, and the tax effects of charges related to stock-based compensation recorded pursuant to FAS 123R, which is non-deductible for tax purposes.

Liquidity and Capital Resources

(in thousands)	March 31, 2008	December 31, 2007	Change
Cash and cash equivalents	$204,211	$165,636	$38,575
Short term investments	273,216	334,216	(61,000)

Total cash, cash equivalents and short-term investments	$477,427	$499,852	$(22,425)

	Three months ended March 31,
(in thousands)	2008	2007	Change
Net cash provided by operating activities	$3,621	$7,265	$(3,644)
Net cash provided by investing activities	58,978	18,949	40,029
Net cash used for financing activities	(24,067)	(1,023)	(23,044)
Effect of foreign exchange rate changes on cash and cash equivalents	43	19	24

Increase in cash and cash equivalents	$38,575	$25,210	$13,365

Overview

Cash and cash equivalents, and short-term investments decreased by $22.4 million, from $499.9 million at December 31, 2007 to $477.4 million at March 31, 2008. The decrease is primarily due to a $29.0 million increase in the purchases of treasury stock and the net settlement of employee tax liabilities from the vesting of restricted stock units and restricted stock awards and purchases of property and equipment of $4.4 million. The increase was offset by cash provided by operating activities of $3.7 million and proceeds from the issuance of common stock of $4.9 million.

Operating Activities

During the first three months of fiscal 2008, our operating activities generated cash flows of $3.6 million. The following items significantly impacted our cash provided by operating activities:

Net loss of $5.2 million included non-cash charges of $24.5 million, comprised primarily of $10.2 million in depreciation and amortization of acquisition-related intangible assets, $9.9 million in stock-based compensation expense and $4.6 million of deferred taxes.

Cash provided by operating activities also reflects net changes in operating assets and liabilities, which used cash totaling $15.8 million consisting primarily of increases in income tax receivables of $3.2 million and decreases in trade payables and accrued liabilities of $12.3.

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 65 days and 62 days at March 31, 2008 and December 31, 2007, respectively. We calculate accounts receivable days sales outstanding (DSO) by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter, multiplied by the total days in the quarter. The increase in DSOs is mostly due to the non-linearity of sales near the end of the quarter. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As the percentage of our APPS and Inkjet related revenue increases, we expect DSOs may trend higher. Our DSOs related to software and direct sales are traditionally higher than those related to OEM customers.

Investing Activities

Investments

We received net proceeds from short-term investments in marketable securities in the three months ended March 31, 2008 of $128.1 million. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

In April 2008, we announced our intention to exercise our right to redeem all $240 million outstanding principal amount of our 1.50% Convertible Senior Debentures due 2023 (the “Securities”) on June 2, 2008. During the three months ended March 31, 2008, we sold portions of our investment portfolio in order to generate cash for the expected redemption. We intend to use our existing cash to redeem the Securities and we do not expect the redemption to affect the classification of our investments or our investment policy.

Property and Equipment

Net purchases of property and equipment were $4.4 million for the three months ended March 31, 2008. Our property and equipment additions have historically been funded from operations.

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

Financing Activities

Financing activities relating to the purchases of treasury stock and the net settlement of restricted stock units and restricted stock awards for employee common stock related tax liabilities used $29.0 million in the three months ended March 31, 2008. Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock from the exercise of stock options and employee stock purchase plans. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. We anticipate that cash provided from exercise of stock options may decline over time as we shift to issuance of restricted stock awards and units rather than stock option awards.

Inventories

Our inventory consists primarily of components related to our inkjet printer business and to a lesser extent memory subsystems, processors and ASICs, which are sold to third-party contract manufacturers responsible for manufacturing our controller products. Should we decide to purchase components and do our own manufacturing of our controller products, or should it become necessary for us to purchase and sell components other than the processors, ASICs or memory subsystems for our contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventory we carry could become obsolete thereby negatively impacting our consolidated financial position and results of operations. We also rely on several sole-source suppliers for certain key components and could experience a significant negative impact on our consolidated financial position and results of operations if such supplies were reduced or not available. Unlike our controller business where we outsource manufacturing, we manufacture the VUTEk and Jetrion products, including both ink and printers in our owned and managed facility.

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

As permitted under Delaware law, pursuant to our bylaws, charter and indemnification agreements that we have entered into with our current and former executive officers, directors and general counsel we are required, subject to certain limited qualifications, to indemnify our executive officers and directors for certain events or occurrences while the executive officer, director or general counsel is or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the executive officer’s, director’s or general counsel’s lifetime, and our indemnification obligations generally extend to the derivative shareholder suits and Nasdaq delisting proceedings of the Company. In this regard, we have received, and expect to receive, requests for indemnification by certain current and former executive officers and directors in connection with the review of our historical stock option granting practices and the related restatement, related government inquiries and derivative shareholder suits described herein. The maximum potential amount of future payments we may be obligated to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and may enable us to recover a portion of any future amounts paid.

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

Please refer to “Part II – Other Information, Item 1: Legal Proceedings” in this Form 10-Q for more information regarding our legal proceedings.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provide a cost effective means of providing adequate office space for our corporate offices. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We are in compliance with all such financial and merger related covenants as of March 31, 2008. We are liable to the lessor for the financed amount of the buildings if we default on our covenants.

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no material deficiency to the guaranteed value at March 31, 2008. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at March 31, 2008) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times.

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

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, bond redemption, commitments (see Note 8 of the Notes to the Condensed Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock and working capital.

Bond Redemption

In April 2008, we announced our intention to exercise our right to redeem all $240 million outstanding principal amount of our 1.50% Convertible Senior Debentures due 2023 (the “Securities”) on June 2, 2008 (the “Redemption Date”). The redemption of the Convertible Senior Debentures will reduce the number of shares used in the calculation of earnings per share by approximately 9.1 million shares effective as of the Redemption Date, when dilutive.

The redemption price for the Securities is 100% of the principal amount, plus accrued and unpaid interest (including contingent interest, if any) and additional interest amounts, if any, to, but not including, the Redemption Date. The Securities may be converted at any time before 5:00 p.m., New York City time, on May 30, 2008, the business day prior to the Redemption Date, in accordance with the terms and conditions set forth in the indenture and the Securities. During the three months ended March 31, 2008, we sold portions of our investment portfolio in order to generate cash for the expected redemption. We plan to use our existing cash for the redemption and do not expect the redemption to have any impact on our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to the Condensed Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next 12 months.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Currently we do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward foreign exchange contracts outstanding as of March 31, 2008.

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

The following table presents the hypothetical change in fair values in the financial instruments we held at March 31, 2008 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points (BPS).

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total Fair Market Value	$345,167	$343,290	$342,351	$340,474	$339,535	$337,658
Percent Change in Fair Value	1.10%	0.55%	0.27%	-0.28%	-0.55%	-1.10%

Convertible Debentures

The fair value of our convertible debentures, including current maturities, was estimated to be $237.5 million as of March 31, 2008.

In April 2008, we announced our intention to exercise our right to redeem all $240 million outstanding principal amount of our 1.50% Convertible Senior Debentures due 2023 (the “Securities”) on June 2, 2008 (the “Redemption Date”). The redemption of the Convertible Senior Debentures will reduce the number of shares used in the calculation of earnings per share by approximately 9.1 million shares effective as of the Redemption Date, when dilutive.

The redemption price for the Securities is 100% of the principal amount, plus accrued and unpaid interest (including contingent interest, if any) and additional interest amounts, if any, to, but not including, the Redemption Date. The Securities may be converted at any time before 5:00 p.m., New York City time, on May 30, 2008, the business day prior to the Redemption Date, in accordance with the terms and conditions set forth in the indenture and the Securities.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended March 31, 2008, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2008, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.:

In May 2005, prior to EFI’s acquisition of VUTEk, Leggett & Platt, Inc. (“L&P”), and its patent holding subsidiary brought a patent infringement action against VUTEk in the United States District Court in the Eastern District of Missouri. After conducting extensive discovery, EFI moved for summary judgment that the asserted patent is invalid and not infringed. After several months of reviewing the evidence, on December 26, 2006, the Court granted EFI’s summary judgment motion and ruled that all of L&P’s asserted patent claims were invalid on multiple grounds. The Court found that each asserted patent claim was obvious and already disclosed in VUTEk’s own prior patents. In addition to those two grounds for invalidity, the Court also found L&P’s patent claims invalid because the L&P patent claims were vague and indefinite in view of the patent claim interpretations suggested by L&P. The Court also granted EFI’s motion to recover its costs from L&P. L&P presently is appealing the judgment, and EFI is fully opposing L&P’s appeal. Oral argument on the appeal is set for June 5, 2008.

On November 6, 2007, EFI filed a complaint for declaratory and injunctive relief challenging the validity and enforceability of L&P’s newly issued patent, which is a continuation of L&P’s originally asserted patent. EFI firmly believes that the Court should summarily invalidate the claims of this patent for the same reasons it invalidated the L&P’s original patent claims. Further, EFI believes that L&P’s failure to adequately disclose the previous lawsuit proceedings to the U.S. Patent and Trademark Office amounts to inequitable conduct that should render the new patent unenforceable. L&P filed counterclaims including claims for alleged infringement of the newly issued L&P patent. While EFI believes that VUTEk’s products do not infringe either of L&P’s patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Durst Fototechnik Technology GmbH v. Electronics for Imaging, GmbH et al.:

On February 23, 2007, Durst brought a patent infringement action against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity and unenforceability based on Durst’s improper actions before the German patent office. EFI Inc. filed its Statement of Defense on August 29, 2007. EFI Inc.’s defenses include those for EFI GmbH as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2007. At the conclusion of the trial, the court ordered the parties to provide further briefing regarding issues raised by EFI regarding the validity of Durst’s patent. On February 15, 2008, the Court decided to appoint an expert to assist it on questions related to the validity of the Durst utility model right. EFI will continue to defend itself vigorously. While EFI believes that its products do not infringe any valid claim of Durst’s patent, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

In order to protect its products and its customers, EFI filed a declaratory judgment action (“DJ”) against Acacia and Screentone in the Central District of California on November 13, 2007. (At about the same time, other defendants from the Texas actions filed DJ claims in Washington and Delaware.) EFI filed its DJ claims to invalidate the claims Acacia asserted in the Texas action as well as claims from an additional Acacia patent. A federal multidistrict litigation panel decided to consolidate all cases with EFI’s case in the Central District of California.

While EFI does not believe that its products infringed any valid claim of Acacia and Screentone’s patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Tesseron Patent Litigation:

On September 26, 2007, Tesseron, Ltd. initiated litigation against Konica Minolta Business Solutions USA, Konica Minolta Business Technologies and Konica Minolta Holdings for infringement of eight patents related to variable printing technology in the United States District Court for the Northern District of Ohio, Eastern Division. Konica Minolta is an EFI customer and the complaint references EFI Fiery variable data enabled printer controllers. Additionally, Tesseron has on multiple occasions over the past 4 years sent threatening letters to EFI demanding EFI take a license to eight patents. Tesseron failed to reply to each of EFI’s requests for a dialogue until recently and that meeting was unproductive with Tesseron refusing to explain its infringement contentions. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. Konica Minolta has written requesting indemnification for any EFI products that allegedly infringe these patents. On December 6, 2007, Tesseron filed an amended complaint in the Ohio action wherein it added EFI and Ricoh as defendants, but dropped 6 of the 8 original patents in suit.

On October 30, 2007, EFI filed a complaint against Tesseron in the United States District Court for the Northern District of California, which subsequently transferred the action to the United States District Court for the Northern District of Ohio. EFI’s complaint seeks a declaratory judgment that Tesseron’s patents are invalid and/or not infringed. EFI also seeks to prevent Tesseron and its attorneys from threatening EFI or its OEM customers with infringement of those patents, or bringing a lawsuit claiming infringement with regard to such products. After transfer of EFI’s action to Ohio, EFI negotiated for a covenant not to sue on 6 of the 8 patents that Tesseron had originally threatened against EFI and its customers. EFI will vigorously pursue this action in order to demonstrate that its variable data printing products do not infringe any valid claim of the two remaining Tesseron patents.

While EFI does not believe that its products infringed any of these patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Bureau of Industry and Security (“BIS”) Export Investigation:

In January 2005, prior to EFI’s acquisition of VUTEk, the U.S. Commerce Department’s Bureau of Industry and Security initiated an investigation of VUTEk relating to VUTEk’s alleged failure to comply with U.S. export regulations in connection with several export sales to Syria in 2004. EFI self-initiated an internal compliance review of historical export practices for both VUTEk and EFI. Potential violations uncovered during our compliance review were voluntarily disclosed to BIS in November 2006 (for VUTEk) and December 2006 (for EFI). Additionally, we provided BIS with detailed reports of our compliance review findings and supplemental information in March 2007 (for VUTEk) and May 2007 (for EFI). The areas of possible non-compliance found in the internal review relate to: (1) deemed exports of controlled encryption source code and/or technology to foreign nationals of Syria and Iran, (2) exports of printers and other products with encryption functionality before completion of encryption reviews by BIS and (3) statistical reporting errors on some export declarations. As expected, the Office of Export Enforcement at BIS HQ has now referred the VUTEk matter to an attorney in the Office of Chief Counsel for Industry and Security for final determination. At present, we believe that these matters will be resolved solely with administrative penalties. However, there is no assurance that these matters will not have an unforeseen outcome that could impair our ability to export product outside of the United States and Canada.

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

On March 15, 2007 a complaint was filed in Delaware Chancery Court captioned Denver Employees Retirement Plan v. Gecht et al., No. 2797. The complaint asserts derivative claims against certain of the Company’s current and former officers and/or directors, alleging that the director defendants breached their fiduciary duty by improperly manipulating certain stock option grants between 1996 and 2003, thereby violating the terms of the Company’s stock option plan, causing the Company to issue false and misleading financial statements and proxy statements, and unjustly enriching the executives who received the subject option grants. The complaint also purported to be brought on behalf of a class consisting of all others similarly situated and alleges a class claim for breach of the fiduciary duty of disclosure. On May 9, 2007, the court granted the parties’ proposed order consolidating the Denver and Ann Arbor cases, designating the Denver complaint as the operative complaint, and appointing the named plaintiffs lead plaintiffs and their counsel lead counsel. Defendants moved to dismiss the action and conducted discovery. The parties have been engaged in settlement discussions for several months and expect to submit a proposed settlement to the court in the near future. Any settlement of the litigation would be subject to court review as well as notice to shareholders.

Item 1A:	Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part 1, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item1A, Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

There were $28.9 million in repurchases under the 2007 stock buyback program for the three months ended March 31, 2008. The following is a summary of stock repurchases for the quarter ended March 31, 2008.

Issuer Purchases of Equity Securities

Total	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2008	901,178	$13.75	901,178	$85.4 million
February 1-29, 2008	1,090,019	15.13	1,090,019	$68.9 million

Totals	1,991,197	$14.50	1,991,197

(1)	Does not include brokers' fees.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description
12.1	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: May 9, 2008	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	/s/ John Ritchie
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