Form 10-Q
period 2008-06-30
ELECTRONICS FOR IMAGING INC
filed 2008-08-08
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares of Common Stock outstanding as of August 1, 2008 was 52,462,026

Electronics For Imaging, Inc.

Exhibits
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$98,102	$165,636
Short-term investments, available for sale	140,309	334,216
Accounts receivable, net of allowances of $9.6 million and $8.2 million, respectively	90,316	101,955
Inventories	44,864	39,949
Other current assets	22,588	15,844

Total current assets	396,179	657,600
Property and equipment, net	61,753	57,604
Restricted cash	88,580	88,580
Goodwill	212,309	211,780
Intangible assets, net	72,256	86,554
Deferred tax assets	37,454	47,004
Other assets	10,603	8,617

Total assets	$879,134	$1,157,739

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,897	$42,262
Convertible debt	—	240,000
Accrued and other liabilities	42,930	72,400
Deferred revenue	25,183	24,365
Income taxes payable	17,502	7,896

Total current liabilities	131,512	386,923
Long-term taxes payable	31,045	26,820

Total liabilities	162,557	413,743

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 69,977 and 69,633 shares issued, respectively and 52,506 and 55,004 shares outstanding, respectively	700	696
Additional paid-in capital	627,696	606,702
Treasury stock, at cost, 17,471 and 14,629 shares, respectively	(361,357)	(318,899)
Accumulated other comprehensive income	2,899	3,572
Retained earnings	446,639	451,925

Total stockholders’ equity	716,577	743,996

Total liabilities and stockholders’ equity	$879,134	$1,157,739

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Revenue	$143,846	$162,441	$280,450	$310,272
Cost of revenue (1)	61,868	66,712	121,270	126,202

Gross Profit	81,978	95,729	159,180	184,070
Operating expenses:
Research and development (1)	35,794	34,921	72,464	70,674
Sales and marketing (1)	31,500	32,215	60,497	59,786
General and administrative (1)	13,692	17,649	27,255	37,937
Restructuring (Note 10)	(312)	—	4,772	—
Amortization of identified intangibles	7,196	8,775	14,392	17,430

Total operating expenses	87,870	93,560	179,380	185,827

Income (loss) from operations	(5,892)	2,169	(20,200)	(1,757)

Interest and other income, net:
Interest and other income (expense), net	6,396	7,255	14,118	14,506
Interest expense	(830)	(1,250)	(2,081)	(2,500)

Total interest and other income, net	5,566	6,005	12,037	12,006

Income (loss) before income taxes	(326)	8,174	(8,163)	10,249
Benefit from income taxes	213	1,432	2,877	1,492

Net income (loss)	$(113)	$9,606	$(5,286)	$11,741

Net income (loss) per basic common share	$(0.00)	$0.17	$(0.10)	$0.21

Net income (loss) per diluted common share	$(0.00)	$0.15	$(0.10)	$0.19

Shares used in basic per-share calculation	52,805	57,105	53,294	57,037

Shares used in diluted per-share calculation	52,805	68,688	53,294	68,518

(1) Includes stock-based compensation expense as follows:

	2008	2007	2008	2007
Cost of revenue	$517	$465	$1,463	$1,110
Research and development	3,427	2,246	7,406	5,294
Sales and marketing	1,534	1,024	3,410	2,330
General and administrative	3,138	1,870	6,250	5,112

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(5,286)	$11,741
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,435	22,349
Deferred taxes	(23,957)	(12,592)
Provision for allowance for bad debts and sales-related allowances	4,267	3,424
Tax benefit from employee stock plans	(2,878)	(101)
Excess tax benefit from stock-based compensation	(32)	—
Stock-based compensation	18,529	13,846
Changes in operating assets and liabilities	17,197	(20,797)

Net cash provided by operating activities	28,275	17,870

Cash flows from investing activities:
Purchases of short-term investments	(125,691)	(124,384)
Proceeds from sales and maturities of short-term investments	317,172	142,419
Purchases, net of proceeds from sales, of property and equipment	(7,512)	(4,923)
Purchases of other investments	(2,451)	(4,612)

Net cash provided by investing activities	181,518	8,500

Cash flows from financing activities:
Repayment of short-term obligations	(240,000)	—
Proceeds from issuance of common stock	5,103	—
Purchases of treasury stock and net settlement of restricted stock	(42,458)	(1,062)
Excess tax benefit from stock-based compensation	32	—

Net cash used for financing activities	(277,323)	(1,062)

Effect of foreign exchange rate changes on cash and cash equivalents	(4)	(14)

(Decrease) increase in cash and cash equivalents	(67,534)	25,294
Cash and cash equivalents at beginning of year	165,636	166,996

Cash and cash equivalents at end of quarter	$98,102	$192,290

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of Electronics For Imaging, Inc. and its subsidiaries (“EFI” or “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS No. 141R”) which replaces SFAS No. 141 Business Combinations (“SFAS No. 141”). SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations. However, SFAS No. 141R provides for the following changes from SFAS No. 141: an acquirer will record 100% of assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; certain contingent assets and liabilities will be recognized at fair value at the acquisition date; contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings upon settlement; acquisition-related transaction and restructuring costs will be expensed as incurred; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and when making adjustments to finalize preliminary accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R may have an impact on the Company’s consolidated financial statements when effective in the event a business combination occurs. The nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 provides that accounting and reporting for minority interests be recharacterized as non-controlling interests and classified as a component of equity. This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Currently, we do not have any non-controlling interests recorded in our financial statements, and do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated financial statements.

Electronics For Imaging

Notes to Condensed Consolidated Financial Statements—(Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. We are currently evaluating the effect SFAS No. 161 will have on our financial statement presentations.

In April 2008, the FASB issued Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 applies to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the effect FSP 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”) which defines the category and order of authority of accounting principles that are generally accepted, including rules and interpretations of the Securities and Exchange Commission (“SEC”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to have a financial impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). In this FSP, the FASB clarified that unvested share-based payment awards such as restricted stocks that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008 and includes interim periods within those years. We are currently evaluating the effect FSP EITF 03-6-1 will have on our consolidated financial statements.

2.	Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method.

The following table summarizes stock-based compensation expense related to stock options, employee stock purchases and restricted stock under SFAS 123(R) for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
Stock-based compensation expense by type of award	2008	2007	2008	2007
Stock options	$1,459	$2,278	$3,413	$5,078
Restricted stock units and nonvested shares	6,050	3,262	12,893	8,629
Employee stock purchase plan	1,107	65	2,223	139

Total stock-based compensation	8,616	5,605	18,529	13,846
Tax effect on stock-based compensation	(2,589)	(1,929)	(4,796)	(4,765)

Net effect on net income/loss	$6,027	$3,676	$13,733	$9,081

Electronics For Imaging

Notes to Condensed Consolidated Financial Statements—(Continued)

Valuation Assumptions

Our determination of fair value of share-based payment awards on the date of grant using the Black-Scholes-Merton (“Black Scholes”) option-pricing model is affected by various assumptions including volatility, expected term and interest rates. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term is based upon management’s consideration of the historical life of options, the vesting period of the options granted and the contractual period of the options granted. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

The estimated per share weighted average fair value of options granted and ESPP shares issued and the assumptions used to estimate fair value are shown below for the periods indicated:

	Stock Options
	Three months ended June 30,		Six months ended June 30,
Black Scholes assumptions and fair value	2008	2007	2008	2007
Weighted average fair value per share	$5.40	$10.09	$5.50	$9.57
Expected volatility	40.7%	35.0%	40.6%	35.0%
Risk-free interest rate	2.9%	4.9%	2.7%	4.8%
Expected term (in years)	4.0	4.6	4.0	4.6

	Employee Stock Purchase Plan
	Three months ended June 30,		Six months ended June 30,
Black Scholes assumptions and fair value	2008	2007	2008	2007
Expected volatility	43%-74%	27%-30%	43%-74%	27%-30%
Risk-free interest rate	2.1%-2.2%	5.0%-5.2%	2.1%-2.2%	5.0%-5.2%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2008 and activity for the six months ended June 30, 2008 (in thousands except for weighted average exercise price and contractual term):

	Six months ended June 30, 2008
	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2008	7,513	$24.19
Options granted	761	15.65
Options exercised	(100)	15.53
Options forfeited and expired	(998)	26.04

Options outstanding at June 30, 2008	7,176	$23.15	3.23	$561

Options vested and expected to vest at June 30, 2008	7,021	$23.25	3.17	$554

Options exercisable at June 30, 2008	5,761	$24.07	2.59	$513

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at June 30, 2008.

Electronics For Imaging

Notes to Condensed Consolidated Financial Statements—(Continued)

A summary of the status of the Company’s non-vested shares of restricted stock awards and restricted stock units as of June 30, 2008, and changes during the six months ended June 30, 2008, is presented below (shares in thousands):

	Six months ended June 30, 2008
	Restricted stock units		Restricted stock awards
Non-vested shares	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2008	1,880	$22.10	336	$24.21
Awards granted	562	15.76	—	—
Awards vested	(58)	14.57	(126)	23.00
Awards forfeited	(174)	21.72	(30)	26.25

Non-vested at June 30, 2008	2,210	$20.39	180	$24.70

The total fair value of restricted stock vested was $2.8 million for the six months ended June 30, 2008. The aggregate intrinsic value at June 30, 2008 for the restricted stock units expected to vest was $28.1 million and the remaining weighted average vesting period was 1.4 years. Aggregate intrinsic value for restricted stock units expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of restricted stock units expected to vest at June 30, 2008.

Tender Offer

Based on the independent investigation of our historical stock option granting practices conducted by the Special Committee of our Board of Directors during fiscal year 2007, we determined that certain compensatory stock options were granted with an exercise price lower than the fair market value of our common stock on the date of grant. Any such stock options which had not vested prior to January 1, 2005, absent amendment, would be subject to substantial additional taxes under Section 409A of the Internal Revenue Code and analogous state laws.

On October 23, 2007, we filed a Tender Offer Statement on Schedule TO with the SEC with respect to stock options which were determined to have been granted with a below fair market value exercise price. The terms of the tender offer provided that each eligible stock option tendered will be amended to increase the exercise price to the fair market value of our common stock on the grant date determined in the independent investigation in exchange for a cash payment in an amount equal to the aggregate exercise price increase for such stock option payable in January 2008, less applicable tax withholding. The tender offer expired on November 30, 2007. We accepted for amendment eligible options to purchase 482,380 shares of our common stock and made cash payments, in January 2008, to employees that held eligible options accepted for amendment in the aggregate amount of $283,514, less applicable tax withholding, to compensate them for the increased exercise prices per share of their amended eligible options, in each case, in accordance with the terms of the tender offer.

3.	Comprehensive Income

Comprehensive income, which includes net income, market valuation adjustments and currency translation adjustments, consists of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(113)	$9,606	$(5,286)	$11,741
Change in market valuation of investments, net of tax	(3,034)	(577)	(1,447)	(36)
Change in currency translation adjustment	(27)	(3)	774	(55)

Comprehensive income (loss)	$(3,174)	$9,026	$(5,959)	$11,650

Electronics For Imaging

Notes to Condensed Consolidated Financial Statements—(Continued)

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2008	December 31 2007
Net unrealized investment gains (losses)	$(234)	$1,213
Translation gains	3,133	2,359

Accumulated other comprehensive income	$2,899	$3,572

4.	Investments and Fair Value Measurements

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2008
U.S. Government securities	$71,702	$307	$(200)	$71,809
Corporate debt securities	68,998	329	(827)	68,500

Total short-term investments	$140,700	$636	$(1,027)	$140,309

December 31, 2007
U.S. Government securities	$151,892	$1,290	$(19)	$153,163
Corporate debt securities	180,288	1,083	(318)	181,053

Total short-term investments	$332,180	$2,373	$(337)	$334,216

The following is a summary of the amortized cost and estimated fair value of investments at June 30, 2008 by maturity date (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$53,842	$53,462
Mature in one to three years	86,858	86,847

Total short-term investments	$140,700	$140,309

For the three months ended June 30, 2008 and 2007, $3.1 million was recognized in realized gains and $0.1 million was recognized in realized losses on the sale of investments, respectively. For the six months ended June 30, 2008 and 2007, $4.0 million was recognized in realized gains and $0.1 million was recognized in realized loss on the sale of investments, respectively. As of June 30, 2008 and December 31, 2007, net unrealized losses of $0.4 million and net unrealized gains of $2.0 million, respectively, were included in accumulated other comprehensive income in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Fair Value Measurements

The company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008. SFAS No. 157 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a three-tier fair value hierarchy as follows:

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

Electronics For Imaging

Notes to Condensed Consolidated Financial Statements—(Continued)

Level 3: Inputs that are unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These include management’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.

At June 30, 2008 the Company’s Investments have been presented in accordance with the fair value hierarchy specified in FAS No. 157, Fair Value Measurements as follows:

		Fair Value Measurements at Reporting Date using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
U.S. Government securities	$78,794	$10,311	$68,483	$—
Corporate debt securities	83,210	—	82,904	306
Municipal securities	—	—	—	—
Money market funds	35,434	35,434	—	—

	$197,438	$45,745	$151,387	$306

Included in U.S. Government and Corporate debt securities are $7.0 million and $14.7 million, respectively, in like securities which have been classified as Cash Equivalents at June 30, 2008.

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

At June 30, 2008, one Corporate Debt security has been classified as Level 3 due to its significantly low level of trading activity.

5.	Earnings Per Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from the unvested shares of restricted stock using the treasury stock method and from the conversion of our 1.50% Convertible Senior Debentures (the “Debentures”) prior to redemption on June 2, 2008. In addition, in computing the dilutive effect of the senior convertible debentures, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with the Debentures. Any potential shares that are anti-dilutive as defined in SFAS No. 128, Earnings per Share, are excluded from the effect of dilutive securities.

Electronics For Imaging

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 (in thousands, except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share amounts)	2008	2007	2008	2007
Basic net (loss) income per share:
Net (loss) income available to common shareholders	$(113)	$9,606	$(5,286)	$11,741

Weighted average common shares outstanding	52,805	57,105	53,294	57,074
Basic net (loss) income per share	$(0.00)	$0.17	$(0.10)	$0.21

Dilutive net (loss) income per share:
Net (loss) income available to common shareholders	$(113)	$9,606	$(5,286)	$11,741
After-tax equivalent of expense related to 1.50% convertible senior debentures	—	750	—	1,500

(Loss) Income for purposes of computing diluted net income per share	$(113)	$10,356	$(5,286)	$13,241

Weighted average common shares outstanding	52,805	57,105	53,294	57,037
Dilutive stock options and restricted stock awards	—	2,499	—	2,397
Weighted average assumed conversion of 1.50% convertible senior debentures	—	9,084	—	9,084

Weighted average common shares outstanding for purposes of computing diluted net income per share	52,805	68,688	53,294	68,518

Dilutive net (loss) income per share	$(0.00)	$0.15	$(0.10)	$0.19

The following table sets forth potential shares of common stock that are not included in the diluted net (loss) income per share calculation above because to do so would be anti-dilutive for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted stock options and awards outstanding	7,751	2,316	8,569	2,846
Weighted convertible debt	6,258	—	7,671	—

Total potential shares of common stock excluded from the computation of diluted earnings per share	14,009	2,316	16,240	2,846

6.	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Inventories, net of allowances:
Raw materials	$25,370	$21,362
Work in process	2,293	3,497
Finished goods	17,201	15,090

	$44,864	$39,949

Product warranty reserves

Product warranty reserve activities for the six months ended June 30, 2008 (in thousands):

	2008	2007
Balance at January 1	$7,918	$6,655
Charged to costs and expenses	1,209	5,071
Utilized	(2,586)	(4,375)

Balance at June 30	$6,541	$7,351

Electronics For Imaging

Notes to Condensed Consolidated Financial Statements—(Continued)

7.	Income taxes

For the second quarter of 2008, we recorded a tax benefit of $0.2 million compared to a tax benefit of $1.4 million for the same period in 2007. The tax benefit for the second quarter of 2008 included a credit of $0.3 million related to a reduction in tax reserves, established in prior years on income from foreign operations, since such reserves were no longer required. The second quarter 2008 tax benefit also included a credit of $0.1 million related to tax deductions resulting from employee stock purchase plan dispositions and a charge of $0.1 million related to potential interest related to future tax assessments. The tax benefit for the second quarter of 2007 included a credit of $0.9 million related to both U.S. Internal Revenue Code Section 409A payments made on employees’ behalf and a valuation allowance release related to compensation deductions that are no longer anticipated to be limited by U.S. Internal Revenue Code Section 162(m). The second quarter 2007 tax benefit also included a charge of $0.1 million related to potential interest related to future tax assessments. The decrease in our second quarter’s tax benefit in 2008 compared to 2007, without the discrete charges and benefits described above, is due primarily to the expiration of the federal research and development credit in 2008 and higher permanently invested foreign earnings in 2007.

For the six months ended June 30, 2008, we recorded a tax benefit of $2.9 million compared to a tax benefit of $1.5 million for the same period in 2007. Primary differences in the tax benefit for the two periods are described above. For the first two quarters of 2008, the tax benefit also included a credit of $2.2 million related to one-time severance costs and a charge of $0.1 million in potential interest related to future tax assessments.

Primary differences in 2008 and 2007 between our recorded tax benefit and the U.S. statutory rate of 35% for the periods above include tax benefits associated with credits for research and development costs for 2007 only, lower taxes on permanently invested foreign earnings, and the tax effects of charges related to stock-based compensation recorded pursuant to FAS 123R, which is non-deductible for tax purposes.

As of June 30, 2008 and December 31, 2007, the total amount of unrecognized benefits was $37.6 million and $33.4 million, of which $35.3 million and $31.1 million would affect the effective tax rate, if recognized. Included in the June 30, 2008 and December 31, 2007 balances is $2.3 million of unrecognized tax benefits arising from business combinations that, if recognized, would be recorded as an adjustment to goodwill and would not affect the effective tax rate. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2008 and December 31, 2007 we have accrued $1.9 million and $1.5 million for potential payments of interest and penalties.

As of June 30, 2008, we were subject to examination by both the U.S. federal and state tax jurisdictions for the 2002-2007 tax years and the Netherlands for 2006-2007 tax years. We are currently under examination by the Internal Revenue Service for the 2002 through 2004 tax years. It is reasonably possible that the audit for the years 2002 to 2004 will conclude in 2008. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible a reduction in the unrecognized tax benefits may occur in the range of $6.0 to $7.0 million. $2.0 to $3.0 million of the reduction in unrecognized tax benefits, if settled in our favor, would positively impact our effective tax rate, and be recognized as additional tax benefits in our income statement. The reduction in unrecognized tax benefits relates primarily to intercompany cost allocations and the research and development credits.

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

Electronics For Imaging

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.:

In May 2005, prior to EFI’s acquisition of VUTEk, Leggett & Platt, Inc. (“L&P”), and its patent holding subsidiary brought a patent infringement action against VUTEk in the United States District Court in the Eastern District of Missouri. After conducting extensive discovery, EFI moved for summary judgment that the asserted patent is invalid and not infringed. After several months of reviewing the evidence, on December 26, 2006, the Court granted EFI’s summary judgment motion and ruled that all of L&P’s asserted patent claims were invalid on multiple grounds. The Court found that each asserted patent claim was obvious and already disclosed in VUTEk’s own prior patents. In addition to those two grounds for invalidity, the Court also found L&P’s patent claims invalid because the L&P patent claims were vague and indefinite in view of the patent claim interpretations suggested by L&P. The Court also granted EFI’s motion to recover its costs from L&P. L&P presently is appealing the judgment, and EFI is fully opposing L&P’s appeal. Oral argument was heard on June 5, 2008 and the parties are awaiting the court of appeals decision.

On November 6, 2007, EFI filed a complaint for declaratory and injunctive relief challenging the validity and enforceability of L&P’s newly issued patent, which is a continuation of L&P’s originally asserted patent. EFI firmly believes that the Court should summarily invalidate the claims of this patent for the same reasons it invalidated the L&P’s original patent claims. Further, EFI believes that L&P’s failure to adequately disclose the previous lawsuit proceedings to the U.S. Patent and Trademark Office amounts to inequitable conduct that should render the new patent unenforceable. Thus, EFI has filed a motion for summary judgment on these issues. L&P filed counterclaims including claims for alleged infringement of the newly issued L&P patent. While EFI believes that VUTEk’s products do not infringe either of L&P’s patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

Electronics For Imaging

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

Purported Derivative Shareholder Complaints:

Beginning on August 16, 2006, several purported derivative shareholder complaints were filed in the Superior Court of the State of California for the County of San Mateo, the United States District Court for the Northern District of California, and Delaware Chancery Court. The complaints generally alleged that certain of the Company’s current and former officers and/or directors breached their fiduciary duties by improperly backdating stock option grants to various officers and directors in violation of the Company’s stock option plans, as well as in improperly accounting for the allegedly backdated options in violation of Generally Accepted Accounting Principles. The actions in the Northern District of California also alleged that the individual defendants violated the Securities Exchange Act of 1934. The Delaware actions also purported to be brought on behalf of a class consisting of all others similarly situated and alleged a class claim for breach of the fiduciary duty of disclosure. The actions filed in San Mateo County were dismissed without prejudice. The actions in the Northern District of California were stayed in deference to the litigation pending in Delaware.

On June 24, 2008, EFI announced that a proposed settlement had been reached in the Delaware litigation. The settlement is subject to notice to shareholders and to the approval by the Chancery Court. If approved, the settlement will resolve all litigation pending against the Company as well as its former and current directors and officers, relating to EFI’s historic stock option granting practices. As described in a notice issued to shareholders, among other things the settlement provides for receipt by EFI of $5 million in insurance proceeds and the payment by EFI of approximately $3.08 million in plaintiffs’ attorneys’ fees and costs, as well as the adoption of certain remedial measures, including the cancellation and repricing of certain stock options, certain payments to be made to the Company and the adoption of a number of changes to EFI’s corporate governance and procedures.

Electronics For Imaging

Notes to Condensed Consolidated Financial Statements—(Continued)

On June 26, 2008, the Chancery Court preliminarily approved the settlement. A final approval hearing is scheduled for September 4, 2008. There can be no assurance that the Court will approve the proposed settlement.

9.	Information Concerning Business Segments

Information about Products and Services

We operate in a single industry segment, technology for high-quality digital color printing in short production runs. In accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, our operating decision-makers have been identified as our executive officers, who review the operating results to make decisions about allocating resources and assessing performance for the entire Company. We do not have separate operating segments for which discrete financial statements are prepared. Our management makes operating decisions and assesses performance primarily based on the marketplace acceptance of our products, which is typically measured by revenues.

The following is a breakdown of revenues by product category for the three and six months ended June 30, 2008 and 2007, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007 (1)	2008	2007 (1)
Controllers	$72,193	$91,579	$140,511	$178,214
Inkjet Products	57,995	54,837	111,380	102,931
Advanced Professional Print Software	13,658	16,025	28,559	29,127

Total revenue	$143,846	$162,441	$280,450	$310,272

(1)

Revenues in the Controllers and Advanced Professional Print Software categories for the three and six months ended June 30, 2007 have been revised to reflect the reclassification of Controllers-related software revenue from the Advanced Professional Print Software category to the Controllers category. Total revenue for the three and six months ended June 30, 2007 has not changed.

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

The following is a breakdown of revenues by sales origin for the three and six months ended June 30, 2008 and 2007, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Americas	$71,921	$85,970	$143,556	$165,623
Europe, Middle East and Africa (EMEA)	54,172	60,687	102,583	107,859
Japan	12,646	11,013	24,469	28,209
Other International Locations	5,107	4,771	9,842	8,581

Total revenue	$143,846	$162,441	$280,450	$310,272

Electronics For Imaging

Notes to Condensed Consolidated Financial Statements—(Continued)

10.	Restructuring

In the first quarter of 2008 we announced a restructuring plan that included organizational changes within targeted research and development, sales and marketing and general and administrative functions to better align spending levels with expected revenues. As a result of these organizational changes, which were substantially completed by the end of the second quarter of 2008, the Company recorded pretax restructuring charges totaling $5.1 million in the first quarter of 2008. The charges consisted of cash severance costs, benefit costs, benefit continuation costs, outplacement costs and other transition expenses for 90 employees. The impact of the charges is shown as “Restructuring” in the consolidated statements of operations. As of June 30, 2008, severance of approximately $4.3 million had been paid that qualifies as restructuring costs.

The following table summarizes 2008 activities related to the Company’s restructuring reserve (in thousands):

Employee- Related Costs
Reserve balance at December 31, 2007	$—
Restructuring reserve	5,083
Reversal	(312)
Payments	(4,310)

Reserve balance at June 30, 2008	$461

In addition to the restructuring charge of $5.1 million are $0.4 million in severance expenses that were recognized in the first quarter of 2008 related to 10 employees that did not qualify as restructuring costs and these costs are classified as operating expenses or cost of revenues.

11.	Common Stock Repurchase Programs

In November 2007, our Board of Directors authorized $100.0 million to be used for the repurchase of outstanding common stock. For the three and six months ended June 30, 2008, we repurchased a total of approximately 0.8 million and 2.8 million shares respectively for an aggregate purchase price of $13.3 and $42.2 million respectively under this program. Approximately $55.6 million remains under the program to purchase shares. Our buyback program is limited by SEC regulations and by compliance with the Company’s insider trading policy. For the three and six months ended June 30, 2008, we purchased an additional 6,593 shares and 13,159 shares respectively for an aggregate purchase price of $0.1 million and $0.2 million respectively from employees to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock and stock units. These repurchased shares are recorded as treasury stock and are accounted for under the cost method. None of the shares of common stock we have repurchased has been cancelled.

12.	Redemption of 1.50% Convertible Senior Debentures (the “Securities”)

On June 2, 2008 (the “Redemption Date”), we redeemed the outstanding balance of our 1.5% Convertible Senior Debentures due 2023 which totaled $240 million. Interest expense for the three and six months ended June 30, 2008 totaled $0.6 million and $1.5 million respectively. The redemption price for the Securities was 100% of the principal amount, plus accrued and unpaid interest and additional interest amounts, to, but not including, the Redemption Date.

13.	Subsequent Event

In July 2008, the Company acquired Pace Systems Group, Inc. (“Pace Systems”) for approximately $21 million in cash plus an additional future cash earn out amount which is contingent upon achieving certain performance targets. Pace Systems is a print management software company that provides print MIS and e-commerce software solutions.

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

Results of Operations

The following table sets forth items in our condensed consolidated statements of operations as a percentage of total revenue for the three and six months ended June 30, 2008 and 2007. These operating results are not necessarily indicative of our results for any future period.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	100%	100%	100%	100%
Gross Profit	57%	59%	57%	59%
Operating expenses:
Research and development	25%	22%	26%	23%
Sales and marketing	22%	20%	21%	19%
General and administrative	9%	11%	10%	12%
Restructuring	0%	—%	2%	—%
Amortization of identified intangibles	5%	5%	5%	5%

Total operating expenses	61%	58%	64%	59%

Income (loss) from operations	(4)%	1%	(7)%	—%
Interest and other income, net	4%	4%	4%	4%

Income (loss) before income taxes	(0)%	5%	(3)%	4%
Benefit from income taxes	—%	1%	1%	—%

Net income (loss)	(0)%	6%	(2)%	4%

Revenue

We currently classify our revenue into three categories. The first category, “Controllers,” includes products and technology which connect digital copiers with computer networks, and is made up of stand-alone controllers and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This category includes our Fiery series (external print servers and embedded servers), Splash and MicroPress, color and black and white server products, software options for Fiery products and parts. It also includes server-related revenue comprised of scanning solutions. The second category, “Inkjet Products,” consists of sales of the super-wide format inkjet printers, industrial inkjet printers, inks, and parts and services revenue from the VUTEk and Jetrion businesses. The third category, “Advanced Professional Print Software,” or APPS, consists of software technology focused on printing workflow, print management information systems, proofing, web submission and job tracking tools.

On a sequential basis, the revenue performance in the second quarter of 2008 was $7.2 million or 5% higher than first quarter of 2008 results, with all product categories contributing to the increase with the exception of APPS. Revenue in the Controller category increased by $3.9 million or 6% largely due to the sales growth in embedded products offset by a decline in sales of print servers. Inkjet Products increased by $4.6 million or 9% was primarily driven by strong sales of ink and services in EMEA and other international locations partly due to sales generated from DRUPA, a trade show held every four years in Germany, during the second quarter of 2008. Revenue in the APPS category decreased by $1.2 million or 8% due to lower sales of Proofing Solutions and Print Management Information System products.

Revenues by Product Category

For the three months ended June 30, 2008 and 2007, revenues by product category were as follows (in thousands):

	Three months ended June 30,
	2008	Percent of total	2007 (1)	Percent of total	Change
					$	%
Controllers	$72,193	50%	$91,579	56%	$(19,386)	(21)%
Inkjet Products	57,995	40%	54,837	34%	3,158	6%
Advanced Professional Printing Software	13,658	10%	16,025	10%	(2,367)	(15)%

Total revenue	$143,846	100%	$162,441	100%	$(18,595)	(11)%

(1)

Revenues in the Controllers and Advanced Professional Print Software categories for the three and six months ended June 30, 2007 have been revised to reflect the reclassification of Controllers-related software revenue from the Advanced Professional Print Software category to the Controllers category. Total revenue for the three and six months ended June 30, 2007 has not changed.

Total revenues decreased by 11% to $143.8 million in the second quarter of 2008, compared to $162.4 million in the second quarter of 2007. The Controllers category decrease of 21% in the second quarter of 2008 when compared to the same period in 2007 is mostly due to lower sales of print servers caused by reduced demand from most of our OEM customers throughout the world. Inkjet revenue increased by 6% in the second quarter of 2008 when compared to the second quarter of 2007 due mostly to strong sales in ink and services year-over-year along with sales of the Jetrion 4000 Series printers launched during the second quarter of 2008. The increase in sales was primarily driven by growth in all sales regions, partly due to sales generated from the DRUPA trade show held in Germany during the second quarter of 2008. APPS revenue decreased by 15% compared to the second quarter of 2007 primarily due to lower sales in Proofing Solutions and Print Management Information Systems products year-over-year as a result of general economic conditions compared to prior year.

For the six months ended June 30, 2008 and 2007, revenues by product category were as follows (in thousands):

	Six months ended June 30,
	2008	Percent of total	2007 (1)	Percent of total	Change
					$	%
Controllers	$140,511	50%	$178,214	57%	$(37,703)	(21)%
Inkjet Products	111,380	40%	102,931	33%	8,449	8%
Advanced Professional Printing Software	28,559	10%	29,127	10%	(568)	(2)%

Total revenue	$280,450	100%	$310,272	100%	$(29,822)	(10)%

(1)

Revenues in the Controllers and Advanced Professional Print Software categories for the three and six months ended June 30, 2007 have been revised to reflect the reclassification of Controllers-related software revenue from the Advanced Professional Print Software category to the Controllers category. Total revenue for the three and six months ended June 30, 2007 has not changed.

Total revenue decreased by 10% to $280.4 million for the six months ended June 30, 2008, compared to $310.3 million in the same period of 2007. Controller revenue decreased by 21% for the six months ended June 30, 2008 primarily due to lower sales in printer servers year-over-year caused by reduced demand from our OEM customers. The industry trend of moving toward lower inventory levels contributed to the decline during the first three months of 2008. The growth of Inkjet Products revenue, which increased by 8%, was due to a strong recurring ink revenue stream along with an increase in service revenue that benefited from higher installed base of printers. Sales generated from the DRUPA trade show held in Germany during the second quarter of 2008 contributed to the revenue growth. Revenue in APPS decreased by 2% for the six months ended June 30, 2008 compared to the same period in 2007 mainly due to lower sales in Proofing Solutions and Print Management Information Systems products on a year-to-year basis as a result of general economic conditions as compared to prior year.

Revenues by Geographic Area

Revenues by geographic regions for the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended June 30,
	2008	Percent of total	2007	Percent of total	Change
					$	%
Americas	$71,921	50%	$85,970	53%	$(14,049)	(16)%
EMEA	54,172	38%	60,687	37%	$(6,515)	(11)%
Japan	12,646	9%	11,013	7%	$1,633	15%
Other international locations	5,107	3%	4,771	3%	$336	7%

Total revenue	$143,846	100%	$162,441	100%	$(18,595)	(11)%

Americas accounted for 76% of the overall decrease in revenues for the three months ended June 30, 2008 compared to the same period in 2007, primarily due to weakness in sales of our Controllers products that was caused by the reduction in demand from our OEMs’ customers. EMEA decreased 11% in revenue primarily due to weakness in sales of our Controllers products, while Japan increased 15% in revenue due to higher demand in our Controllers products.

The following table shows revenue by geographic area for the six months ended June 30, 2008 and 2007 (in thousands):

	Six months ended June 30,
	2008	Percent of total	2007	Percent of total	Change
					$	%
Americas	$143,556	51%	$165,623	53%	$(22,067)	(13)%
EMEA	102,583	37%	107,859	35%	$(5,276)	(5)%
Japan	24,469	9%	28,209	9%	$(3,740)	(13)%
Other international locations	9,842	3%	8,581	3%	$1,261	15%

Total revenue	$280,450	100%	$310,272	100%	$(29,822)	(10)%

Americas accounted for 74% of the overall decrease in revenues for the six months ended June 30 2008 compared to the same period in 2007 mainly due to weakness in sales of our Controllers products that was caused by the reduction in demand from our OEMs’ customers. EMEA decreased 5% in revenue due to weakness in sales of our Controller products offset by Inkjet sales.

Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations which in turn ship to other locations, making it difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what is reported. We expect that sales outside of the U.S. will continue to represent a significant portion of our total revenue.

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the three month period ended June 30, 2008, two customers – Canon and Xerox – each provided more than 10% of our revenue individually and approximately 31% of revenue in the aggregate. For the three month period ended June 30, 2007, three customers – Canon, Konica Minolta and Xerox – each provided more than 10% of our revenue individually and approximately 47% of revenue in the aggregate.

The decreasing revenue reliance from our major OEM partners is attributable to the increase in the Inkjet Products business where most of the revenue is generated from sales to distributors and direct customers. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations by most of our OEMs to purchase our products at all, or in significant amounts. Such reductions have in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we continue to increase our revenues from Inkjet products and our professional printing applications, the percentage of our revenue that comes from individual OEMs will continue to decrease.

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

To the extent sales of our products do not grow over time in absolute terms, or if we are not able to meet demand for higher unit volumes, it could have a material adverse effect on our operating results. There can be no assurance that any products that we introduce in the future will successfully compete, be accepted by the market, or otherwise effectively replace the volume of revenue and/or income from our older products. Market acceptance of our software products, products acquired through acquisitions and other products cannot be assured. In addition, we may experience potential loss of sales, unexpected costs or adverse impact on relationships with customers or suppliers as a result of acquisitions.

We also believe that in addition to the factors described above, price reductions for all of our products will affect revenues in the future. We have previously reduced and in the future will likely change prices for our products. Depending upon the price-elasticity of demand for our products, the pricing and quality of competitive products, and other economic and competitive conditions, price changes have had and may in the future have an adverse impact on our revenues and profits.

Gross Margins

For both the three and six months ended June 30, 2008 our gross margin was 57% compared to 59% for the same periods in 2007. The decrease in overall margins was impacted by the mix of revenues as Inkjet margins tend to be lower than Controller and APPS margins. If our Inkjet revenue continues to increase as a percentage of overall revenues, our gross margins may continue to decline. For the three months ended June 30 2008, revenue from Inkjet increased to 40% from 34% of total revenue as compared to the same period in 2007. For the six months ended June 30 2008, revenue from Inkjet increased to 40% from 33%.

Operating Expenses

The following table shows operating expenses for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Research and development	$35,794	$34,921	$873	2%	$72,464	$70,674	$1,790	3%
Sales and marketing	31,500	32,215	$(715)	(2)%	60,497	59,786	$711	1%
General and administrative	13,692	17,649	$(3,957)	(22)%	27,255	37,937	$(10,682)	(28)%
Restructuring charges	(312)	—	$(312)	100%	4,772	—	$4,772	100%
Amortization of identified intangibles	7,196	8,775	$(1,579)	(18)%	14,392	17,430	$(3,038)	(17)%

Total operating expenses	$87,870	$93,560	$(5,690)		$179,380	$185,827	$(6,447)

Operating expenses including amortization of intangible assets, and stock-based compensation costs as a percentage of revenue, were 61% and 58% for the three-months ended June 30, 2008 and 2007, respectively. Total operating expenses including amortization of intangible assets, and stock-based compensation costs as a percentage of revenue, were 64% and 59% for the six-month periods ended June 30, 2008 and 2007, respectively. Total operating expenses decreased for the three and six months ended June 30 2008 compared to the same periods in 2007. This was mainly due to a decrease of expenses in the general and administrative area primarily as a result of a reduction in expenses related to the stock option review in 2007 offset by a slight increase in stock-based compensation costs.

Research and Development

Expenses for research and development consist primarily of costs associated with personnel, consulting and prototype materials.

Research and development expenses for the three months ended June 30, 2008 totaled $35.8 million or 25% of revenue compared to $34.9 million or 21% of revenue for the three months ended June 30, 2007, an increase of $0.9 million or 2%. The increase was primarily due to increases in stock-based compensation costs of $1.2 million and a higher allocation of overhead costs offset by a $1.0 million decrease of prototype costs, and also personnel costs as a result of headcount reductions in the first quarter of 2008.

Research and development expenses for the six months ended June 30, 2008 were $72.4 million or 26% of revenue compared to $70.7 million or 23% of revenue for the six months ended June 30, 2007. The increase of $1.7 million or 3% was primarily due to increases in stock-based compensation costs of $2.1 million, and a higher allocation of overhead costs of $1.7 million offset by decreases in prototype costs of $2.1 million, and personnel costs as a result of headcount reductions in the first quarter of 2008.

We believe that the development of new products and the enhancement of existing products are essential and intend to continue to devote substantial resources to research and new product development efforts. Accordingly, research and development expenses may increase in absolute dollars and also as a percentage of revenue in future periods.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, and other locations around the world.

Sales and marketing expenses for the three months ended June 30, 2008 totaled $31.5 million or 22% of revenue compared to $32.2 million or 20% of revenue for the three months ended June 30, 2007, a decrease of $0.7 million or 2%. The decrease was primarily due to a reduction of $1.0 million in personnel costs, offset by an increase of $0.5 million in stock-based compensation.

Sales and marketing expenses for the six months ended June 30, 2008 were $60.5 million or 21% of revenue compared to $59.8 million or 19% of revenue for the six months ended June 30, 2007, an increase of $0.7 million or 1%. The increase was primarily due to a $0.5 million increase in personnel costs as a result of higher salaries cost partly due to a slight increase in headcount, and a weaker US$/Euro foreign exchange rate which impacted salaries as a result of wages to employees in Europe. The increase was offset by lower commissions expense, and a $1.1 million increase in stock based compensation costs. The increase was primarily offset by a reduction of $0.7 million of marketing costs.

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

General and administrative expenses for the three months ended June 30, 2008 totaled $13.7 million or 9% of revenue compared to $17.6 million or 11% of revenue for the three months ended June 30, 2007, a decrease of $3.9 million or 22%. The decrease was primarily due to reductions in legal and accounting expenses related to the stock option investigation completed in 2007 and U.S. Internal Revenue Code Section 409A tax payments made to the U.S. government on behalf of employees of $4.0 million, and lower allocation of overhead costs, offset by a $1.3 million increase of stock-based compensation costs.

General and administrative expenses for the six months ended June 30, 2008 were $27.2 million or 10% of revenue compared to $37.9 million or 12% of revenue for the six months ended June 30, 2007, a decrease of $10.7 million or 28%. The primary factors contributing to the decrease for the six months ended June 30, 2008 were a decrease of $8.2 million in legal, and accounting expenses related to the stock option investigation completed in 2007 and U.S. Internal Revenue Code Section 490A tax payments made to the U.S. government on behalf of employees, the absence of acquisition related costs in which $1.8 million was incurred during the same period in 2007, and a lower allocation of overhead costs of $2.3 million. The decrease was offset primarily by an increase of $1.1 million in stock-based compensation costs. We expect that our general and administrative expenses will decrease slightly.

Restructuring

The pre-tax restructuring charge of $5.1 million consists of cash severance costs, benefit costs, benefit continuation costs, outplacement costs and other transition expenses for 90 employees related to the restructuring plan announced by the company during the first quarter of 2008. The plan was adopted in order to better align spending levels with revenues and was near completion as of June 30, 2008.

In addition to the restructuring charge of $5.1 million are $0.4 million in severance expenses, incurred in the first quarter of 2008, related to 10 employees that did not qualify as restructuring costs and these costs are classified as operating expenses or cost of revenues. As of June 30, 2008, severance of approximately $4.3 million had been paid that qualifies as restructuring costs. Approximately $0.3 million has been reversed in the second quarter of 2008 as payments were lower than originally estimated.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended June 30, 2008 totaled $7.2 million or 5% of revenue compared to $8.8 million or 5% of revenue in the three months ended June 30, 2007, a decrease of $1.6 million or 18%. Amortization of identified intangibles for the six months ended June 30, 2008 was $14.4 million or 5% of revenue compared to $17.4 million or 5% of revenue for the six months ended June 30, 2007, a decrease of $3.0 million or 17%. The decrease in amortization is due to several intangible assets being fully amortized.

Interest and Other Income, Net

Interest and Other Income

Interest and other income include interest income and net gains from sales of investments from our cash and short-term investments, and net foreign currency transaction gains and losses on our operating activities. For the three months ended June 30, 2008, interest income totaled $6.4 million compared to $7.3 million in the three months ended June 30, 2007, a decrease of $0.9 million. For the six months ended June 30, 2008 and 2007, interest income was $14.1 million and $14.5 million, a decrease of $0.4 million respectively. The decreases during the comparison periods were driven by lower interest income on our investments as a result of lower investment balances and interest rates as we sold portions of our investment portfolio during the first six months of 2008 in order to generate cash for the redemption of our 1.50% Convertible Senior Debentures, which occurred on June 2, 2008. For the three and six months ended June 30 2008, we recorded realized gains of $3.1 million and $4.0 million respectively through sale of portions of our investment portfolio.

Interest Expense

Interest expense primarily consists of interest and debt amortization costs related to our 1.50% Convertible Senior Debentures of approximately $0.8 million and $1.3 million for each of the three months ended June 30, 2008 and 2007 and $2.1 million and $2.5 million for each of the six months ended June 30, 2008 and 2007. The decrease in the comparison periods was driven by the redemption, on June 2, 2008, of the outstanding balance of our 1.5% Convertible Senior Debentures, which totaled $240.0 million.

Income Taxes

For the second quarter of 2008, we recorded a tax benefit of $0.2 million compared to a tax benefit of $1.4 million for the same period in 2007. The tax benefit for the second quarter of 2008 included a credit of $0.3 million related to a reduction in tax reserves, established in prior years on income from foreign operations, since such reserves were no longer required. The second quarter 2008 tax benefit also included a credit of $0.1 million related to tax deductions resulting from employee stock purchase plan dispositions and a charge of $0.1 million related to potential interest related to future tax assessments. The tax benefit for the second quarter of 2007 included a credit of $0.9 million related to both U.S. Internal Revenue Code Section 409A payments made on employees’ behalf and a valuation allowance release related to compensation deductions that are no longer anticipated to be limited by U.S. Internal Revenue Code Section 162(m). The second quarter 2007 tax benefit also included a charge of $0.1 million related to potential interest related to future tax assessments. The decrease in our second quarter’s tax benefit in 2008 compared to 2007, without the discrete charges and benefits described above, is due primarily to the expiration of the federal research and development credit in 2008 and higher permanently invested foreign earnings in 2007.

Primary differences in 2008 and 2007 between our recorded tax benefit and the U.S. statutory rate of 35% for the periods above include tax benefits associated with credits for research and development costs for 2007 only, lower taxes on permanently invested foreign earnings, and the tax effects of charges related to stock-based compensation recorded pursuant to FAS 123R, which is non-deductible for tax purposes.

Liquidity and Capital Resources

(in thousands)	June 30, 2008	December 31, 2007	Change
Cash and cash equivalents	$98,102	$165,636	$(67,534)
Short term investments	140,309	334,216	(193,907)

Total cash, cash equivalents and short-term investments	$238,411	$499,852	$(261,441)

	Six months ended June 30,
(in thousands)	2008	2007	Change
Net cash provided by operating activities	$28,275	$17,870	$10,405
Net cash provided by investing activities	181,518	8,500	173,018
Net cash used for financing activities	(277,323)	(1,062)	(276,261)
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	(14)	10

Increase in cash and cash equivalents	$(67,534)	$25,294	$(92,828)

Overview

Cash and cash equivalents and short term investments decreased $261.4 million to $238.4 million as of June 30, 2008 from $499.9 million as of December 31, 2007. The decrease was primarily due to the redemption, on June 2, 2008, of the shares of outstanding balance of our 1.5% Convertible Senior Debentures for $240.0 million, and repurchase of common stock and net settlement of restricted stock for $42.4 million offset by cash generated from operating activities.

Operating Activities

During the first six months of fiscal 2008, our operating activities generated cash flows of $28.3 million. The following items significantly impacted our cash provided by operating activities:

Net loss of $5.3 million included non-cash charges of $16.4 million, comprised primarily of $20.4 million in depreciation and amortization of acquisition-related intangible assets, and $18.5 million in stock-based compensation expense offset by $23.9 million in deferred taxes. In addition, net change in operating assets and liabilities of $17.2 million consisting primarily of increases in account payables and accrued liabilities of $11.0 million, and a decrease in accounts receivable of $9.1 million.

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 57 days and 62 days at June 30, 2008 and December 31, 2007, respectively. We calculate accounts receivable days sales outstanding (DSO) by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter, multiplied by the total days in the quarter. The decrease in DSOs is mostly due to improved sales linearity near the end of the quarter along with the Company’s continued effort to improve collections. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As the percentage of our APPS and Inkjet related revenue increases, we expect DSOs may trend higher. Our DSOs related to software and direct sales are traditionally higher than those related to OEM customers.

Investing Activities

Investments

We received net proceeds from our marketable securities in the six months ended June 30, 2008 of $317.2 million. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

On June 2, 2008, we redeemed the outstanding balance of our 1.5% Convertible Senior Debentures, which totaled $240.0 million. During the six months ended June 30, 2008, we sold portions of our investment portfolio in order to generate cash for the redemption.

Property and Equipment

Net purchases of property and equipment were $7.5 million for the six months ended June 30, 2008. Our property and equipment additions have historically been funded from operations.

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

Financing Activities

Financing activities relating to the purchases of treasury stock and the net settlement of restricted stock units and restricted stock awards for employee common stock related tax liabilities used $42.5 million in the six months ended June 30, 2008. As noted above, we redeemed the outstanding balance of our 1.5% Convertible Senior Debentures in June 2008, which totaled $240.0 million. Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock from the exercise of stock options and employee stock purchase plans. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. We anticipate that cash provided from exercise of stock options may decline over time as we shift to issuance of restricted stock awards and units rather than stock option awards.

Inventories

Our inventory consists primarily of components related to our inkjet printer business and to a lesser extent memory subsystems, processors, spare assemblies, ASICs, and other discrete parts, which are sold to third-party contract manufacturers responsible for manufacturing our controller products. Should we decide to purchase components and do our own manufacturing of our controller products, or should it become necessary for us to purchase and sell components other than the processors, ASICs or memory subsystems for our contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventory we carry could become obsolete thereby negatively impacting our consolidated financial position and results of operations. We also rely on several sole-source suppliers for certain key components and could experience a significant negative impact on our consolidated financial position and results of operations if such supplies were reduced or not available. Unlike our controller business where we outsource manufacturing, we manufacture the VUTEk and Jetrion products, including both ink and printers in our owned and managed facility.

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

Please refer to “Part II – Other Information, Item 1: Legal Proceedings” in this Form 10-Q for more information regarding our legal proceedings.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provide a cost effective means of providing adequate office space for our corporate offices. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We are in compliance with all such financial and merger related covenants as of June 30, 2008. We are liable to the lessor for the financed amount of the buildings if we default on our covenants.

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no material deficiency to the guaranteed value at June 30, 2008. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at June 30, 2008) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times.

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

On May 29, 2008, we announced that we had retained Jones Lang LaSalle, a real estate and investment management services firm, to explore opportunities related to our Foster City, California campus.

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

On June 2, 2008 (the “Redemption Date”), we redeemed the outstanding balance of our 1.5% Convertible Senior Debentures due 2023 which totaled $240.0 million. Interest paid during the second quarter of 2008 totaled $1.8 million, which consisted of interest payments between December 1, 2007 and June 2, 2008. The redemption price for the Securities was 100% of the principal amount, plus accrued and unpaid interest and additional interest amounts to, but not including the Redemption Date. At June 30 2008, cash and cash equivalents, and short term investments available totaled $238.4 million. We believe that the company’s liquidity position and capital resource remain sufficient in meeting the company’s operations and working capital needs.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Currently we do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward foreign exchange contracts outstanding as of June 30, 2008.

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

The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2008 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points (BPS).

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total Fair Market Value	$166,036	$165,223	$164,817	$164,004	$163,598	$162,785
Percent Change in Fair Value	0.99%	0.49%	0.25%	-0.25%	-0.49%	-0.99%

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

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended June 30, 2008, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2008, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.:

In May 2005, prior to EFI’s acquisition of VUTEk, Leggett & Platt, Inc. (“L&P”), and its patent holding subsidiary brought a patent infringement action against VUTEk in the United States District Court in the Eastern District of Missouri. After conducting extensive discovery, EFI moved for summary judgment that the asserted patent is invalid and not infringed. After several months of reviewing the evidence, on December 26, 2006, the Court granted EFI’s summary judgment motion and ruled that all of L&P’s asserted patent claims were invalid on multiple grounds. The Court found that each asserted patent claim was obvious and already disclosed in VUTEk’s own prior patents. In addition to those two grounds for invalidity, the Court also found L&P’s patent claims invalid because the L&P patent claims were vague and indefinite in view of the patent claim interpretations suggested by L&P. The Court also granted EFI’s motion to recover its costs from L&P. L&P presently is appealing the judgment, and EFI is fully opposing L&P’s appeal. Oral argument was heard on June 5, 2008 and the parties are awaiting the court of appeals decision.

On November 6, 2007, EFI filed a complaint for declaratory and injunctive relief challenging the validity and enforceability of L&P’s newly issued patent, which is a continuation of L&P’s originally asserted patent. EFI firmly believes that the Court should summarily invalidate the claims of this patent for the same reasons it invalidated the L&P’s original patent claims. Further, EFI believes that L&P’s failure to adequately disclose the previous lawsuit proceedings to the U.S. Patent and Trademark Office amounts to inequitable conduct that should render the new patent unenforceable. Thus, EFI has filed a motion for summary judgment on these issues. L&P filed counterclaims including claims for alleged infringement of the newly issued L&P patent. While EFI believes that VUTEk’s products do not infringe either of L&P’s patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

Purported Derivative Shareholder Complaints:

Beginning on August 16, 2006, several purported derivative shareholder complaints were filed in the Superior Court of the State of California for the County of San Mateo, the United States District Court for the Northern District of California, and Delaware Chancery Court. The complaints generally alleged that certain of the Company’s current and former officers and/or directors breached their fiduciary duties by improperly backdating stock option grants to various officers and directors in violation of the Company’s stock option plans, as well as in improperly accounting for the allegedly backdated options in violation of Generally Accepted Accounting Principles. The actions in the Northern District of California also alleged that the individual defendants violated the Securities Exchange Act of 1934. The Delaware actions also purported to be brought on behalf of a class consisting of all others similarly situated and alleged a class claim for breach of the fiduciary duty of disclosure. The actions filed in San Mateo County were dismissed without prejudice. The actions in the Northern District of California were stayed in deference to the litigation pending in Delaware.

On June 24, 2008, EFI announced that a proposed settlement had been reached in the Delaware litigation. The settlement is subject to notice to shareholders and to the approval by the Chancery Court. If approved, the settlement will resolve all litigation pending against the Company as well as its former and current directors and officers, relating to EFI’s historic stock option granting practices. As described in a notice issued to shareholders, among other things the settlement provides for receipt by EFI of $5 million in insurance proceeds and the payment by EFI of approximately $3.08 million in plaintiffs’ attorneys’ fees and costs, as well as the adoption of certain remedial measures, including the cancellation and repricing of certain stock options, certain payments to be made to the Company and the adoption of a number of changes to EFI’s corporate governance and procedures.

On June 26, 2008, the Chancery Court preliminarily approved the settlement. A final approval hearing is scheduled for September 4, 2008. There can be no assurance that the Court will approve the proposed settlement.

Item 1A:	Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part 1, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item1A, Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

There were 0.8 million shares repurchased under the 2007 stock buyback program for the three months ended June 30, 2008. The following is a summary of stock repurchases for the quarter ended June 30, 2008.

Issuer Purchases of Equity Securities

Total	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April, 2008	—	$—	—	$68.9 million
May, 2008	837,236	15.94	837,236
June, 2008	—	—	—

Totals	837,236	$15.94	837,236	$55.6 million

(1) Does not include brokers' fees

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 20, 2008 at our corporate headquarters in Foster City, California. The following proposals were adopted by the margins indicated:

1.	To elect Gill Cogan, Guy Gecht, Thomas Georgens, James S. Greene, Richard A. Kashnow, Dan Maydan and Fred Rosenzweig to the Board of Directors of the Company. The term of office of each person elected as a director will continue until the next Annual Meeting of Stockholders or until his successor has been elected and qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the votes for each nominee elected as a director:

Nominee	For	Against or Withheld
Gill Cogan	40,040,760	10,778,423
Guy Gecht	42,772,027	8,047,156
Thomas Georgens	42,989,928	7,829,255
James S. Greene	42,945,327	7,873,856
Richard A. Kashnow	42,987,528	7,831,655
Dan Maydan	39,985,490	10,833,693
Fred Rosenzweig	42,358,104	8,461,079

2.	To approve the ratification of the appointment of the independent registered public accounting firm for the Company for the fiscal year ended December 31, 2008. The voting results were 50,499,458—For; 301,502—Against or Withheld; 18,224—Abstained; and 0—Broker Non-Votes.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

12.1	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: August 7, 2008	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2008	/s/ John Ritchie
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