Form 10-Q
period 2008-09-30
ELECTRONICS FOR IMAGING INC
filed 2008-11-10
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares of Common Stock outstanding as of October 31, 2008 was 51,557,712

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$102,157	$165,636
Short-term investments, available for sale	99,455	334,216
Accounts receivable, net of allowances of $9.1 million and $8.2 million, respectively	96,616	101,955
Inventories	47,980	39,949
Other current assets	23,595	15,844

Total current assets	369,803	657,600
Property and equipment, net	61,266	57,604
Restricted cash	88,580	88,580
Goodwill	224,859	211,780
Intangible assets, net	77,556	86,554
Deferred tax assets	32,179	47,004
Other assets	10,495	8,617

Total assets	$864,738	$1,157,739

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,476	$42,262
Convertible debt	—	240,000
Accrued and other liabilities	52,197	72,400
Deferred revenue	26,601	24,365
Income taxes payable	287	7,896

Total current liabilities	123,561	386,923
Long-term taxes payable	33,302	26,820

Total liabilities	156,863	413,743

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 70,437 and 69,633 shares issued, respectively and 52,128 and 55,004 shares outstanding, respectively	704	696
Additional paid-in capital	636,697	606,702
Treasury stock, at cost, 18,309 and 14,629 shares, respectively	(374,111)	(318,899)
Accumulated other comprehensive income	1,591	3,572
Retained earnings	442,994	451,925

Total stockholders’ equity	707,875	743,996

Total liabilities and stockholders’ equity	$864,738	$1,157,739

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Revenue	$144,666	$158,295	$425,116	$468,567
Cost of revenue (1)	62,601	65,828	183,846	192,030

Gross Profit	82,065	92,467	241,270	276,537
Operating expenses:
Research and development (1)	33,782	36,268	106,157	106,941
Sales and marketing (1)	30,249	30,204	90,650	89,990
General and administrative (1)	13,517	15,388	40,540	53,022
Restructuring and other (Note 11)	3,576	1,196	8,790	1,500
Amortization of identified intangibles and in-process research & development	9,560	8,655	23,952	26,085

Total operating expenses	90,684	91,711	270,089	277,538

Income (loss) from operations	(8,619)	756	(28,819)	(1,001)

Interest and other income, net:
Interest and other income (expense), net	223	7,709	14,341	22,215
Interest expense	(1)	(1,250)	(2,082)	(3,750)

Total interest and other income, net	222	6,459	12,259	18,465

Income (loss) before income taxes	(8,397)	7,215	(16,560)	17,464
Benefit from income taxes	4,753	892	7,629	2,384

Net income (loss)	$(3,644)	$8,107	$(8,931)	$19,848

Net income (loss) per basic common share	$(0.07)	$0.14	$(0.17)	$0.35

Net income (loss) per diluted common share	$(0.07)	$0.13	$(0.17)	$0.32

Shares used in basic per-share calculation	52,167	57,105	52,919	57,060

Shares used in diluted per-share calculation	52,167	68,726	52,919	68,598

(1) Includes stock-based compensation expense as follows:

	2008	2007	2008	2007
Cost of revenue	$560	$379	$2,023	$1,488
Research and development	3,002	2,530	10,408	7,825
Sales and marketing	1,430	874	4,839	3,204
General and administrative	3,277	2,291	9,527	7,403

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(8,931)	$19,848
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,967	33,939
Deferred taxes	(18,746)	(11,406)
Provision for allowance for bad debts and sales-related allowances	4,567	4,582
Tax benefit from employee stock plans	(3,680)	(165)
Excess tax benefit from stock-based compensation	(36)	(238)
Stock-based compensation	26,797	19,920
Changes in operating assets and liabilities	(6,585)	(13,383)
Other non-cash charges and credits	623	1,059

Net cash provided by operating activities	24,976	54,156

Cash flows from investing activities:
Purchases of short-term investments	(161,295)	(208,477)
Proceeds from sales and maturities of short-term investments	409,088	212,661
Reclassification of funds from cash & cash equivalents to short term investments(1)	(14,364)	—
Purchases, net of proceeds from sales, of property and equipment	(9,706)	(10,008)
Business acquisition, net of cash acquired	(21,014)	—
Purchases of other investments	(2,537)	(4,577)

Net cash provided by (used for) investing activities	200,172	(10,401)

Cash flows from financing activities:
Repayment of convertible debt	(240,000)	—
Proceeds from issuance of common stock	6,642	—
Purchases of treasury stock and net settlement of restricted stock	(55,212)	(1,062)
Excess tax benefit from stock-based compensation	36	238

Net cash used for financing activities	(288,534)	(824)

Effect of foreign exchange rate changes on cash and cash equivalents	(93)	(27)

(Decrease) increase in cash and cash equivalents	(63,479)	42,904
Cash and cash equivalents at beginning of year	165,636	166,996

Cash and cash equivalents at end of period	$102,157	$209,900

(1)	Reclassification of The Reserve Primary Fund. See Note 4 – Investments and Fair Value Measurements

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

During the third quarter of 2008, we determined that previously reported operating and investing cash flows for the three and six months ended March 31, 2008 and June 30, 2008 included an error in classification. The misclassification resulted in the overstatement of cash flows from operations and a corresponding understatement of cash flows from investing activities for three months ended March 31, 2008 and six months ended June 30, 2008 in the amounts of $0.6 million and $2.5 million. The cash flow statement for the nine months ended September 30, 2008 appropriately reflects the correct classification. The amounts are related primarily to the presentation of the realized gain from the sale of investments securities to satisfy the June 2008 redemption of the convertible bonds. This reclassification is not considered material to the financial information taken as a whole for the three and six month periods. The three and six month periods ended March 31, 2008 and June 30, 2008 will be corrected for this change in classification when those respective periods are presented on a comparative basis with fiscal year 2009 amounts, but prior filings will not be amended.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) Business Combinations (“SFAS No. 141R”) which replaces SFAS No. 141 Business Combinations (“SFAS No. 141”). SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations. However, SFAS No. 141R provides for the following changes from SFAS No. 141: an acquirer will record 100% of assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; certain contingent assets and liabilities will be recognized at fair value at the acquisition date; contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings upon settlement; acquisition-related transaction and restructuring costs will be expensed as incurred; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and when making adjustments to finalize preliminary accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R may have an impact on the Company’s consolidated financial statements when effective in the event a business combination occurs. The nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions consummated after the effective date.

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

In October 2008, the FASB issued “FSP 157-3”, “Determining the Fair Value of Financial Asset When the Market for That Asset Is Not Active”. In this FSP, the FASB clarified the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active such as including appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. FSP 157-3 is effective upon its issuance on October 10, 2008, including prior periods for which financial statements have not been issued. We have adopted FSP 157-3 accordingly for the quarter ended September 30, 2008.

2. Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method.

The following table summarizes stock-based compensation expense related to stock options, employee stock purchases under the employee stock purchase plan (“ESPP”) and restricted stock under SFAS 123(R) for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
Stock-based compensation expense by type of award	2008	2007	2008	2007
Stock options	$1,479	$1,870	$4,892	$6,948
Restricted stock units and nonvested shares	5,639	2,965	18,531	11,594
Employee stock purchase plan	1,151	1,239	3,374	1,378

Total stock-based compensation	8,269	6,074	26,797	19,920
Tax effect on stock-based compensation	(1,816)	(2,090)	(6,612)	(6,856)

Net effect on net income/(loss)	$6,453	$3,984	$20,185	$13,064

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

The estimated per share weighted average fair value of options granted and ESPP shares issued and the assumptions used to estimate fair value are shown below for the periods indicated:

	Stock Options
	Three months ended September 30,		Nine months ended September 30,
Black Scholes assumptions and fair value	2008	2007*	2008	2007
Weighted average fair value per share	$5.57	—	$5.51	$9.57
Expected volatility	38.8%	—	40.2%	35.0%
Risk-free interest rate	2.9%	—	2.7%	4.8%
Expected term (in years)	4.0	—	4.0	4.6

*	No stock option grants were made during the three months ended September 30, 2007.

Employee Stock Purchase Plan
	Three months ended September 30,		Nine months ended September 30,
Black Scholes assumptions and fair value	2008	2007*	2008	2007*
Expected volatility	32-55%	—	32-74%	—
Risk-free interest rate	1.9-2.5%	—	1.9-2.5%	—
Expected term (in years)	0.5-2.0	—	0.5-2.0	—

*	No grants were made under the employee stock purchase plan during the nine months ended September 30, 2007 as the plan was suspended effective November 9, 2006 due to the independent investigation of our historical stock option granting practices.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2008 and activity for the nine months ended September 30, 2008 (in thousands except for weighted average exercise price and contractual term):

	Nine months ended September 30, 2008
	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2008	7,513	$24.90
Options granted	980	15.80
Options exercised	(145)	15.27
Options forfeited and expired	(2,116)	27.68

Options outstanding at September 30, 2008	6,232	$22.74	3.39	$266

Options vested and expected to vest at September 30, 2008	6,079	$22.87	3.31	$266

Options exercisable at September 30, 2008	4,852	$24.02	2.60	$266

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at September 30, 2008.

A summary of the status of the Company’s non-vested shares of restricted stock awards and restricted stock units as of September 30, 2008, and changes during the nine months ended September 30, 2008, is presented below (shares in thousands):

	Nine months ended September 30, 2008
	Restricted stock units		Restricted stock awards
Non-vested shares	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2008	1,880	$22.10	336	$24.21
Awards granted	606	15.80	—	—
Awards vested	(221)	14.17	(131)	22.99
Awards forfeited	(341)	21.58	(41)	26.19

Non-vested at September 30, 2008	1,924	$20.36	164	$24.69

The total fair value of restricted stock vested was $5.2 million for the nine months ended September 30, 2008. The aggregate intrinsic value at September 30, 2008 for the restricted stock units expected to vest was $23.7 million and the remaining weighted average vesting period was 1.3 years. Aggregate intrinsic value for restricted stock units expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of restricted stock units expected to vest at September 30, 2008.

Tender Offer

Based on the independent investigation of our historical stock option granting practices conducted by the Special Committee of our Board of Directors during fiscal year 2007 we determined that certain compensatory stock options were granted with an exercise price lower than the fair market value of our common stock on the date of grant. Any such stock options which had not vested prior to January 1, 2005, absent amendment, would have been subject to substantial additional taxes under Section 409A of the Internal Revenue Code and analogous state laws.

On October 23, 2007, we filed a Tender Offer Statement on Schedule TO with the SEC with respect to stock options which were determined to have been granted with a below fair market value exercise price. The terms of the tender offer provided that each eligible stock option tendered would be amended to increase the exercise price to the fair market value of our common stock on the grant date determined in the independent investigation in exchange for a cash payment in an amount equal to the aggregate exercise price increase for such stock option payable in January 2008, less applicable tax withholding. The tender offer expired on November 30, 2007. We accepted for amendment eligible options to purchase 482,380 shares of our common stock and made cash payments, in January 2008, to employees that held eligible options accepted for amendment in the aggregate amount of $283,514, less applicable tax withholding, to compensate them for the increased exercise prices per share of their amended eligible options, in each case, in accordance with the terms of the tender offer.

3. Comprehensive Income

Comprehensive income, which includes net income (loss), market valuation adjustments and currency translation adjustments, consists of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(3,644)	$8,107	$(8,931)	$19,848
Change in market valuation of investments, net of tax	(524)	1,031	(1,969)	995
Change in currency translation adjustment	(786)	475	(12)	420

Comprehensive income (loss)	$(4,954)	$9,613	$(10,912)	$21,263

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2008	December 31, 2007
Net unrealized investment gains (losses)	$(756)	$1,213
Translation gains	2,347	2,359

Accumulated other comprehensive income	$1,591	$3,572

4. Investments and Fair Value Measurements

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2008
U.S. Government securities	$37,492	$201	$(46)	$37,647
Corporate debt securities	46,413	45	(1,434)	$45,024
Municipal securities	2,703	—	(32)	2,671
Money market funds(1)	14,113	—	—	14,113

Total short-term investments	$100,721	$246	$(1,512)	$99,455

December 31, 2007
U.S. Government securities	$151,892	$1,290	$(19)	$153,163
Corporate debt securities	180,288	1,083	(318)	181,053

Total short-term investments	$332,180	$2,373	$(337)	$334,216

(1)

Money market funds of $14.1 million represent funds from The Reserve Primary Fund (“Fund”) reclassified from cash and cash equivalents as the Fund has adopted a plan of liquidation. As a result, the Fund’s shares are not currently tradable at September 30, 2008. On October 31, 2008, we received $7.5 million in partial liquidation of our interest in the Fund, which has been invested in alternative money market funds all of which are highly liquid and currently tradable at $1 Net Asset Value.

The following is a summary of the amortized cost and estimated fair value of investments at September 30, 2008 by maturity date (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$56,902	$56,669
Mature in one to three years	43,819	42,786

Total short-term investments	$100,721	$99,455

For the three months ended September 30, 2008, an impairment charge related to the Fund of $0.3 million was recorded, and an insignificant amount was recognized in realized losses on investments. For the three months ended 2007, $0.1 million was recognized in realized losses on the sale of investments. For the nine months ended September 30, 2008, $3.8 million was recognized in net realized gains of which $4.1 million was realized gains from the sale of investments offset by $0.3 million in realized loss from the impairment charge related to the Fund recorded for the three months ended September 30, 2008. As of September 30, 2008 and December 31, 2007, net unrealized losses of $1.3 million and net unrealized gains of $2.0 million, respectively, were included in accumulated other comprehensive income in the accompanying Unaudited Condensed Consolidated Balance Sheets.

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

At September 30, 2008 the Company’s investments have been presented in accordance with the fair value hierarchy specified in SFAS No. 157, Fair Value Measurements as follows:

	September 30, 2008	Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
U.S. Government securities	$46,196	$5,312	$40,884	$—
Corporate debt securities	49,223	—	48,934	289
Municipal securities	2,671	—	2,671	—
Money market funds	55,625	41,512	—	14,113

	$153,715	$46,824	$92,489	$14,402

Included in U.S. government securities, corporate debt securities, and money market funds are $8.5 million, $4.2 million, and $41.5 million respectively, in like securities which have been classified as Cash Equivalents at September 30, 2008.

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

At September 30, 2008, one Corporate Debt instrument and one Money Market Fund have been classified as Level 3 due to their significantly low trading activity. The portion of Money Market Fund which has been classified as Level 3 consists of funds placed in The Reserve Primary Fund of $14.1 million. On October 31, 2008, we received $7.5 million in partial liquidation of its interest in the Fund. Proceeds received have been invested in alternative money funds which are highly liquid in active markets as required for Level 1 classification.

5. Earnings Per Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from the unvested shares of restricted stock using the treasury stock method and from the assumed conversion of our 1.50% Convertible Senior Debentures (the “Debentures”) prior to redemption on June 2, 2008. In addition, in computing the dilutive effect of the senior convertible debentures, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with the Debentures. Any potential shares that are anti-dilutive as defined in SFAS No. 128, Earnings per Share, are excluded from the effect of dilutive securities.

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
(in thousands except per share amounts)	2008	2007	2008	2007
Basic net (loss) income per share:
Net (loss) income available to common shareholders	$(3,644)	$8,107	$(8,931)	$19,848

Weighted average common shares outstanding	52,167	57,105	52,919	57,060
Basic net (loss) income per share	$(0.07)	$0.14	$(0.17)	$0.35

Dilutive net (loss) income per share:
Net (loss) income available to common shareholders	$(3,644)	$8,107	$(8,931)	$19,848
After-tax equivalent of expense related to 1.50% convertible senior debentures	—	750	—	2,250

(Loss) Income for purposes of computing diluted net income per share	$(3,644)	$8,857	$(8,931)	$22,098

Weighted average common shares outstanding	52,167	57,105	52,919	57,060
Dilutive stock options and restricted stock awards	—	2,537	—	2,454
Weighted average assumed conversion of 1.50% convertible senior debentures	—	9,084	—	9,084

Weighted average common shares outstanding for purposes of computing diluted net income per share	52,167	68,726	52,919	68,598

Dilutive net (loss) income per share	$(0.07)	$0.13	$(0.17)	$0.32

The following table sets forth potential shares of common stock that are not included in the diluted net (loss) income per share calculation above because to do so would be anti-dilutive for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted stock options and awards outstanding	7,636	2,384	7,775	2,759
Weighted convertible debt	—	—	5,039	—

Total potential shares of common stock excluded from the computation of diluted earnings per share	7,636	2,384	12,814	2,759

6. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Inventories, net of allowances:
Raw materials	$30,710	$21,362
Work in process	2,548	3,497
Finished goods	14,722	15,090

	$47,980	$39,949

Product warranty reserves

Product warranty reserve activities for the nine months ended September 30, 2008 (in thousands):

	2008	2007
Balance at January 1	$7,918	$6,655
Charged to costs and expenses	2,185	6,573
Utilized	(3,782)	(5,893)

Balance at September 30	$6,321	$7,335

7. Income taxes

For the third quarter of 2008, we recorded a tax benefit of $4.8 million compared to a tax benefit of $0.9 million for the same period in 2007. The tax benefit for the third quarter of 2008 included a credit of $2.5 million related to the completion of our 2002-2004 IRS audit, a credit of $0.7 million related to our reassessment of taxes resulting from the filing of our 2007 federal and state income tax returns and a credit of $0.1 million related to tax deductions resulting from Employee Stock Purchase Plan (ESPP) dispositions. The third quarter 2008 tax benefit also included a charge of $0.8 million related to SFAS 123(R) tax shortfalls and a charge of $0.3 million related to potential interest related to future tax assessments. The tax benefit for the third quarter of 2007 included a credit of $1.1 million related to a one-time bonus payment to employees related to the temporary suspension of our ESPP program and a charge of $0.8 million due to our reassessment of taxes resulting from the filing of our 2006 federal and state income tax returns. The increase in our third quarter’s tax benefit in 2008 compared to 2007, without the discrete charges and benefits described above, is due primarily to the decrease in profitability before income taxes.

For the nine months ended September 30, 2008, we recorded a tax benefit of $7.6 million compared to a tax benefit of $2.4 million for the same period in 2007. Primary differences in the tax benefit for the two periods are described above. In addition to the discrete charges described above, the tax benefit for the nine months ended September 30, 2008 also included a credit of $2.2 million related to one-time severance costs, a credit of $0.3 million related to a reduction in tax reserves, established in prior years on income from foreign operations, a credit of $0.1 million related to tax deductions resulting from ESPP dispositions, and a charge of $0.2 million in potential interest related to future tax assessments. In addition to the discrete charges described above, the tax benefit for the nine months ended September 30, 2007 included a tax benefit of $0.9 million related to both U.S. Internal Revenue Code Section 409A payments made on employees’ behalf and a valuation allowance release related to compensation deductions that are no longer anticipated to be limited by U.S. Internal Revenue Code Section 162(m).

Primary differences in 2008 and 2007 between our recorded tax benefit and the US statutory rate of 35% for the periods above include tax benefits associated with credits for research and development costs for 2007 only, lower taxes on permanently invested foreign earnings, and the tax effects of charges related to stock-based compensation recorded pursuant to SFAS 123(R), which is non-deductible for tax purposes.

As of September 30, 2008 and December 31, 2007, the total amount of unrecognized benefits was $33.3 million and $33.4 million, of which $31.0 million and $31.1 million would affect the effective tax rate, if recognized. Included in the September 30, 2008 and December 31, 2007 balances is $2.3 million of unrecognized tax benefits arising from business combinations that, if recognized, would be recorded as an adjustment to goodwill and would not affect the effective tax rate. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2008 and December 31, 2007 we have accrued $2.4 million and $1.5 million for potential payments of interest and penalties.

As of September 30, 2008, we were subject to examination by both the US federal and state tax jurisdictions for the 2004-2007 tax years and the Netherlands for 2006-2007 tax years. In August 2008, we finalized a closing agreement with the Internal Revenue Service to complete their examination of the 2002 through 2004 tax years. In the third quarter of 2008, we reduced our unrecognized tax benefits by $6.6 million, of which $2.5 million was recorded as a discrete tax benefit. The reduction in unrecognized tax benefits relates primarily to intercompany cost allocations and the research and development credits. In conjunction with the IRS audit settlement, we reduced deferred tax assets and equity by $4.1 million and $2.0 million respectively. We also expect to pay approximately $2.0 million to federal and state tax authorities as a result of the closure of the audit.

On October 3, 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was signed, retroactively renewing the federal research and development credit to January 1, 2008. In accordance with SFAS 109, “Accounting for Income Taxes,” the benefit of this reinstatement will be reflected in our fourth quarter tax provision.

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

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.:

2005 Action

In May 2005, prior to EFI’s acquisition of VUTEk, Leggett & Platt, Inc. (“L&P”), and its patent holding subsidiary brought a patent infringement action against VUTEk in the United States District Court in the Eastern District of Missouri. On December 26, 2006, the District Court granted EFI’s summary judgment motion and ruled that all of L&P’s asserted patent claims were invalid on multiple grounds. The Court found that each asserted patent claim was obvious and already disclosed in VUTEk’s own prior patents. The Court also found L&P’s patent claims invalid because the L&P patent claims were vague and indefinite in view of the patent claim interpretations suggested by L&P. The Court also granted EFI’s motion to recover its costs from L&P.

On August 21, 2008, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s summary judgment. L&P petitioned for rehearing by the Court of Appeals, and, on September 26, 2008, the Court of Appeals denied that petition.

2007 Action

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

On October 30, 2007, EFI filed a complaint against Tesseron in the United States District Court for the Northern District of California, which subsequently transferred the action to the United States District Court for the Northern District of Ohio. EFI’s complaint sought a declaratory judgment that Tesseron’s patents are invalid and/or not infringed. EFI also sought to prevent Tesseron and its attorneys from threatening EFI or its OEM customers with infringement of those patents, or bringing a lawsuit claiming infringement with regard to such products. After transfer of EFI’s action to Ohio, EFI negotiated for a covenant not to sue on 6 of the 8 patents that Tesseron had originally threatened against EFI and its customers.

On September 30, 2008, EFI reached a settlement with Tesseron and, on October 17, 2008, the Ohio District Court dismissed EFI’s and Tesseron’s claims, defenses, and counterclaims against one another. The terms of the settlement between the parties will remain confidential and the amount to be paid to Tesseron has been accrued at September 30, 2008. The settlement amount was not considered material to the financial statements.

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

On September 4, 2008, the Delaware Chancery Court approved the previously disclosed proposed settlement of related shareholder derivative litigation concerning the Company’s historical option granting practices. On October 6, 2008, the time to file a notice of appeal from the Chancery Court’s order approving the settlement elapsed, and no notice of appeal was filed.

Pursuant to the settlement, the Company received $5.0 million in insurance proceeds and paid approximately $3.1 million in plaintiffs’ legal fees and costs in October, 2008. The settlement also provided for the adoption of certain remedial measures, including the cancellation and repricing of certain stock options, certain payments to be made to the Company and the adoption of a number of changes to EFI’s corporate governance and procedures.

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

The following is a breakdown of revenues by product category for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007 (1)	2008	2007 (1)
Controllers	$68,036	$86,303	$208,547	$264,517
Inkjet Products	60,805	57,057	172,185	159,989
Advanced Professional Print Software	15,825	14,935	44,384	44,061

Total Revenue	$144,666	$158,295	$425,116	$468,567

(1)

Revenues in the Controllers and Advanced Professional Print Software categories for the three and nine months ended September 30, 2007 have been revised to reflect the reclassification of Controllers-related software revenue from the Advanced Professional Print Software category to the Controllers category. Total revenue for the three and nine months ended September 30, 2007 has not changed.

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

The following is a breakdown of revenues by sales origin for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Americas	$77,274	$84,609	$220,830	$250,232
Europe, Middle East and Africa (EMEA)	49,885	53,808	152,468	161,667
Japan	13,755	14,768	38,224	42,977
Other International Locations	3,752	5,110	13,594	13,691

Total Revenue	$144,666	$158,295	$425,116	$468,567

10. Valuation of Goodwill

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we perform our annual impairment analysis of goodwill in the third quarter of each year according to the provisions of the SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). The provision requires that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment testing in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

We performed our annual valuation analysis of goodwill on September 30, 2008 in accordance of SFAS142 as stated above. Valuation analysis of goodwill was performed on our respective reporting units – Controller, Inkjet, and Advanced Professional Print Software. Our reporting units are consistent with our product categories identified in Note 9 of Notes to the Consolidated Financial Statements. We determined the fair value of our reporting units based on a weighting of market and income approaches. Under the market approach, we estimated the fair value based on market multiples of revenues or earnings. Under the income approach, we measured fair value of the reporting units based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our current business model. Based on our valuation results, the Company has determined that the fair values of our reporting units continue to exceed their carrying values. Therefore, management determined that no goodwill impairment charge was required as of September 30, 2008.

We based our reporting unit fair value estimates on projected financial information and various valuation assumptions which we believe to be reasonable. However, actual future results may differ from those projections, and those differences could have a material impact on the estimated fair values of our reporting units. The current global economic conditions made the management estimates in this area much more difficult. We will continue to monitor the estimates of fair value for our reporting units and there may be circumstances in future periods that would require a reduction on such fair values. If the reductions in fair value are significant, we may have to recognize an impairment loss for all or some portion of our recorded goodwill and possibly other intangible assets.

11. Restructuring and Other

The Company recorded pretax restructuring and other charges of $3.6 million and $8.8 million for the three and nine months ended September 30, 2008 respectively. Restructuring and other charges includes severance costs of $2.0 million and $6.8 million to headcount of 51 and 141 for the three and nine months ended September 30, 2008 respectively. Severance costs include severance payments, related employee benefits, and outplacement costs.

The following table summarizes 2008 activities related to the Company’s restructuring reserve (in thousands):

Restructuring Costs
Reserve balance at December 31, 2007	$—
Restructuring reserve	6,986
Restructuring reserve related to acquisition of Pace Systems Group, Inc.	358
Payments	(5,239)
Net reversals	(203)

Reserve balance at September 30, 2008	$1,902

Also included in Restructuring and other line item in our Condensed Consolidated Statements of Operations are costs related to exit or reduce facilities space, and to integrate our Pace Systems Group, Inc. acquisition and related employees.

12. Common Stock Repurchase Programs

In November 2007, our Board of Directors authorized $100.0 million to be used for the repurchase of outstanding common stock. For the three and nine months ended September 30, 2008, we repurchased a total of approximately 0.8 million and 3.7 million shares respectively for an aggregate purchase price of $12.7 million and $55.0 million respectively under this program. Approximately $42.8 million remains under the program to purchase shares. Our buyback program is limited by SEC regulations and by compliance with the Company’s insider trading policy. For the nine months ended September 30, 2008, we purchased an additional 13,342 shares for an aggregate purchase price of $0.2 million from employees to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock units. These repurchased shares are recorded as treasury stock and are accounted for under the cost method. None of the shares of common stock we have repurchased has been cancelled.

13. Acquisition of Pace Systems Group, Inc. (“Pace”)

On July 29, 2008, the Company acquired Pace for approximately $20.0 million in cash plus an additional future cash earn out amount which is contingent upon achieving certain performance targets. We acquired Pace to further strengthen our Advanced Professional Print Software reporting unit. The acquisition was accounted for as a purchase business combination and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition based on valuations performed by a third party. The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed:

(in thousands)
Net tangible liabilities	$(7,904)
In-process research and development	2,000
Intangible assets	13,000
Goodwill	12,970

$20,066

Intangible assets include the following:

(in thousands)		Useful Life (in months)
Existing and core technology	$8,100	60
Customer contracts, related customer relationships, and maintenance agreements	4,600	108
Trade name and trademarks	300	72

	$13,000

14. Subsequent Events

In October 2008, the Company agreed to sell a portion of the Foster City, California campus for $137.5 million to Gilead Sciences, Inc. (“Gilead”). Under the agreement with Gilead, we will sell the approximately 163,000 square foot building at 301 Velocity Way as well as approximately 30 acres. Subject to the close of the transaction, we intend to lease a portion of the building from Gilead through April, 2009. The transaction is expected to close in early 2009, subject to various closing conditions and completion of due diligence.

In October 2008, we agreed to acquire the remaining 82% interest of Raster Printers (“Raster”). Headquartered in San Jose, California, Raster sells UV wide format printers primarily to mid-range customers in the display graphics market. The transaction is expected to close in the fourth quarter of 2008.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”). The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law.

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

Results of Operations

The following table sets forth items in our condensed consolidated statements of operations as a percentage of total revenue for the three and nine months ended September 30, 2008 and 2007. These operating results are not necessarily indicative of our results for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	100%	100%	100%	100%
Gross Profit	57%	58%	57%	59%
Operating expenses:
Research and development	23%	23%	25%	23%
Sales and marketing	21%	19%	21%	19%
General and administrative	9%	10%	10%	11%
Restructuring and other	3%	1%	2%	—%
Amortization of identified intangibles and in-process research & development	7%	5%	6%	6%

Total operating expenses	63%	58%	64%	59%

Income (loss) from operations	(6)%	—%	(7)%	—%
Interest and other income, net	—%	4%	3%	4%

Income (loss) before income taxes	(6)%	4%	(4)%	4%
Benefit from income taxes	3%	1%	2%	—%

Net income (loss)	(3)%	5%	(2)%	4%

Revenue

We currently classify our revenue into three categories. The first category, “Controllers,” includes products and technology which connect digital copiers with computer networks, and is made up of stand-alone controllers and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This category includes our Fiery series (external print servers and embedded servers), Splash and MicroPress, color and black and white server products, software options for Fiery products and parts. It also includes server-related revenue comprised of scanning solutions. The second category, “Inkjet Products,” consists of sales of the super-wide format inkjet printers, industrial inkjet printers, inks, and parts and services revenue from the VUTEk and Jetrion businesses. The third category, “Advanced Professional Print Software,” or “APPS”, consists of software technology focused on printing workflow, print management information systems, proofing, web submission and job tracking tools.

On a sequential basis, the revenue performance in the third quarter of 2008 was $0.8 million or 1% higher than second quarter of 2008 results, with all product categories contributing to the increase with the exception of Controller products. Revenue in the Controller category decreased by $4.2 million or 6% largely due to the decline in sales growth of embedded products and print servers. Inkjet Products increased by $2.8 million or 5% was primarily driven by increased sales of inkjet printers and accessories. Revenue in the APPS category increased by $2.2 million or 16% mainly due to the inclusion of revenue contributed by Pace which we acquired in late July, 2008.

Revenues by Product Category

For the three months ended September 30, 2008 and 2007, revenues by product category were as follows (in thousands):

	Three months ended September 30,
	2008	Percent of total	2007 (1)	Percent of total	Change
					$	%
Controllers	$68,036	47%	$86,303	55%	$(18,267)	(21)%
Inkjet Products	60,805	42%	57,057	36%	3,748	7%
Advanced Professional Printing Software	15,825	11%	14,935	9%	890	6%

Total revenue	$144,666	100%	$158,295	100%	$(13,629)	(9)%

(1)

Revenues in the Controllers and Advanced Professional Print Software categories for the three and nine months ended September 30, 2007 have been revised to reflect the reclassification of Controllers-related software revenue from the Advanced Professional Print Software category to the Controllers category. Total revenue for the three and nine months ended September 30, 2007 has not changed.

Total revenues decreased by 9% to $144.7 million in the third quarter of 2008, compared to $158.3 million in the third quarter of 2007. The Controllers category decrease of 21% in the third quarter of 2008 when compared to the same period in 2007 was mostly due to a decline in sales of stand alone print servers and embedded products. The decline was caused by reduced demand from most of our OEM customers throughout the world due to a slowing global economy. The tightening of the global credit markets also indirectly contributed to the decline as it has become relatively more difficult for some customers to obtain equipment financing. Inkjet revenue increased by 7% in the third quarter of 2008 when compared to the third quarter of 2007 due mostly to higher sales in ink and services year-over-year. Also, the introduction of the Jetrion 4000 Series printers launched near the end of the second quarter of 2008 contributed to the increase in sales of inkjet printers. APPS revenue increased by 6% compared to the third quarter of 2007 primarily due to revenue from the Pace acquisition.

For the nine months ended September 30, 2008 and 2007, revenues by product category were as follows (in thousands):

	Nine months ended September 30,
	2008	Percent of total	2007 (1)	Percent of total	Change
					$	%
Controllers	$208,547	49%	$264,517	56%	$(55,970)	(21)%
Inkjet Products	172,185	41%	159,989	34%	12,196	8%
Advanced Professional Printing Software	44,384	10%	44,061	10%	323	1%

Total revenue	$425,116	100%	$468,567	100%	$(43,451)	(9)%

(1)

Revenues in the Controllers and Advanced Professional Print Software categories for the three and nine months ended September 30, 2007 have been revised to reflect the reclassification of Controllers-related software revenue from the Advanced Professional Print Software category to the Controllers category. Total revenue for the three and nine months ended September 30, 2007 has not changed.

Total revenue decreased by 9% to $425.1 million for the nine months ended September 30, 2008, compared to $468.6 million in the same period of 2007. Controller revenue decreased by 21% for the nine months ended September 30, 2008 primarily due to a significant slowdown in sales of standalone printer servers and a slight decline in sales of embedded products year-over-year caused by reduced demand from our OEM customers as a result of the slowing economy. The growth of Inkjet Products revenue, which increased by 8%, was mainly due to a strong recurring ink revenue stream. Revenue in APPS increased by 1% for the nine months ended September 30, 2008 compared to the same period in 2007 mainly due to benefits from the Pace acquisition completed in July, 2008.

Revenues by Geographic Area

Revenues by geographic regions for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended September 30,
	2008	Percent of total	2007	Percent of total	Change
					$	%
Americas	$77,274	53%	$84,609	54%	$(7,335)	(9)%
EMEA	49,885	35%	53,808	34%	$(3,923)	(7)%
Japan	13,755	9%	14,768	9%	$(1,013)	(7)%
Other international locations	3,752	3%	5,110	3%	$(1,358)	(27)%

Total revenue	$144,666	100%	$158,295	100%	$(13,629)	(9)%

Americas accounted for 54% of the overall decrease in revenues for the three months ended September 30, 2008 compared to the same period in 2007, primarily due to weakness in sales of our Controllers products that was caused by the reduction in demand from our OEMs’ customers due to a slowing of the economy. Europe, Middle East, and Africa (“EMEA”) decreased 7% in revenue primarily due to the slowing economy and tightening of credit markets in Europe while Japan decreased 7% in revenue as a result of lower demand in our Controllers products. Other international locations decreased by 27% in revenue mainly driven by lower sales from the impact of macro economic conditions.

The following table shows revenue by geographic area for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine months ended September 30,
	2008	Percent of total	2007	Percent of total	Change
					$	%
Americas	$220,830	52%	$250,232	53%	$(29,402)	(12)%
EMEA	152,468	36%	161,667	35%	$(9,199)	(6)%
Japan	38,224	9%	42,977	9%	$(4,753)	(11)%
Other international locations	13,594	3%	13,691	3%	$(97)	(1)%

Total revenue	$425,116	100%	$468,567	100%	$(43,451)	(9)%

Americas accounted for 68% of the overall decrease in revenues for the nine months ended September 30 2008 compared to the same period in 2007 mainly due to weakness in sales of our Controllers products that was caused by the reduction in demand from our customers as a result of the slowing economy. EMEA decreased 6% and Japan decreased 11% in revenue respectively, due to weakness in sales of Controller products.

Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations which in turn ship to other locations, making it difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what is reported. We expect that sales outside of the United States will continue to represent a significant portion of our total revenue.

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the nine month period ended September 30, 2008, two customers – Canon and Xerox – each provided more than 10% of our revenue individually and approximately 30% of revenue in the aggregate. For the nine month period ended September 30, 2007, three customers – Canon, Konica Minolta and Xerox – each provided more than 10% of our revenue individually and approximately 47% of revenue in the aggregate.

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

Gross Margins

For the three months ended September 30, 2008 our gross margin was 57% compared to 58% for the same period in 2007. For the nine months ended September 30, 2008 our gross margin was 57% compared to 59% for the same period in 2007. The decrease in overall margins was impacted by the mix of revenues as Inkjet margins tend to be lower than Controller and

APPS margins. If our Inkjet revenue continues to increase as a percentage of overall revenues, our gross margins may continue to decline. For the three months ended September 30 2008, revenue from Inkjet increased to 42% from 36% of total revenue as compared to the same period in 2007. For the nine months ended September 30 2008, revenue from Inkjet increased to 41% from 34%.

Operating Expenses

The following table shows operating expenses for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
			$	%			$	%
Research and development	$33,782	$36,268	$(2,486)	(7)%	$106,157	$106,941	$(784)	(1)%
Sales and marketing	30,249	30,204	$45	0%	90,650	89,990	$660	1%
General and administrative	13,517	15,388	$(1,871)	(12)%	40,540	53,022	$(12,482)	(24)%
Restructuring and other	3,576	1,196	$2,380	199%	8,790	1,500	$7,290	486%
Amortization of identified intangibles and in-process research & development	9,560	8,655	$905	10%	23,952	26,085	$(2,133)	(8)%

Total operating expenses	$90,684	$91,711	$(1,027)		$270,089	$277,538	$(7,449)

Operating expenses including amortization of intangible assets, in-process research & development, and stock-based compensation costs as a percentage of revenue were 63% and 58% for the three months ended September 30, 2008 and 2007, respectively. Total operating expenses including amortization of intangible assets and in-process research & development, and stock-based compensation costs as a percentage of revenue, were 64% and 59% for the nine month periods ended September 30, 2008 and 2007, respectively. Total operating expenses decreased for the three and nine months ended September 30, 2008 compared to the same periods in 2007. This was mainly due to a decrease of expenses in the general and administrative area primarily as a result of a reduction in expenses related to the stock option review in 2007 offset by an increase in Restructuring and other, and stock-based compensation costs. The Company incurred an in-process research & development write-off cost of $2.0 million for the three months ended September 30, 2008 as a result of the acquisition of Pace in July, 2008.

Research and Development

Expenses for research and development consist primarily of costs associated with personnel, consulting and prototype materials.

Research and development expenses for the three months ended September 30, 2008 totaled $33.8 million or 23% of revenue compared to $36.3 million or 23% of revenue for the three months ended September 30, 2007, a decrease of $2.5 million or 7%. The reduction of $2.5 million was primarily due to decreases in salaries and bonus expenses of $1.2 million as a result of headcount reductions in the first and third quarters of 2008, consulting and prototype expense of $1.0 million, and the absence of a one-time bonus expense of $1.8 million paid in 2007 to employees which were unable to participate in the employee stock purchase plan during the stock option investigation offset primarily by increases in stock-based compensation cost of $0.5 million, and allocation of overhead expenses of $1.0 million due to a change in allocation methodology in certain overhead expenses.

Research and development expenses for the nine months ended September 30, 2008 were $106.2 million or 25% of revenue compared to $107.0 million or 23% of revenue for the nine months ended September 30, 2007. The reduction of $0.8 million or 1% was primarily due to decreases in salaries and bonus expenses of $1.7 million as a result of headcount reductions in the first and third quarters of 2008, prototype and engineering expenses of $2.6 million, and the absence of a one-time bonus expense of $1.8 million paid in 2007 to employees which were unable to exercise their stock purchase plan during the stock option investigation offset mainly by increases in stock-based compensation expense of $2.6 million, and a higher allocation of overhead cost of $2.6 million due to a change in allocation methodology.

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

Sales and marketing expenses for the three months ended September 30, 2008 totaled $30.2 million or 21% of revenue compared to $30.2 million or 19% of revenue for the three months ended September 30, 2007. Sales and marketing expenses remained flat was primarily due to increases in salaries expense of $0.9 million and stock-based compensation expense of $0.6 million offset primarily by decreases in consulting and trade show expenses of $1.1 million, and the absence of a one-time bonus expense of $0.4 million paid in 2007 to employees which were unable to participate in the employee stock purchase plan during the stock option investigation.

Sales and marketing expenses for the nine months ended September 30, 2008 were $90.7 million or 21% of revenue compared to $90.0 million or 19% of revenue for the nine months ended September 30, 2007, an increase of $0.7 million or 1% was primarily due to increases in stock-based compensation cost of $1.6 million, salaries cost of $3.2 million, and a higher overhead allocation cost of $0.6 million due to change in allocation methodology in certain overhead expenses. The increase of these costs were offset primarily by decreases in commissions and benefits expenses of $1.5 million, traveling and consulting costs of $1.4 million, marketing expenses of $1.4 million. The absence of a one-time bonus cost of $0.4 million paid in 2007 also contributed to the decrease.

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

General and Administrative

General and administrative expenses consist primarily of expenses associated with administrative personnel, legal, and finance.

General and administrative expenses for the three months ended September 30, 2008 totaled $13.5 million or 9% of revenue compared to $15.4 million or 10% of revenue for the three months ended September 30, 2007, a decrease of $1.9 million or 12% due to decreases in accounting expense of $2.9 million related to the stock option investigation completed in 2007, and lower allocation of overhead cost of $1.5 million as a result of a change in allocation methodology of certain overhead expenses. The cost reductions were mainly offset by increases in stock-based compensation expense of $1.0 million, and legal expense of $1.6 million.

General and administrative expenses for the nine months ended September 30, 2008 were $40.5 million or 10% of revenue compared to $53.0 million or 11% of revenue for the nine months ended September 30, 2007, a reduction of $12.5 million or 24% due to decreases of $12.5 million in legal and accounting expenses related to the stock option investigation completed in 2007 and U.S. Internal Revenue Code Section 490A tax payments made to the U.S. government on behalf of employees, $3.7 million in lower allocation of overhead costs as a result of change in allocation methodology on certain overhead expenses, and $1.5 million related to an acquisition that was not consummated in 2007. These cost reductions were primarily offset by increases in stock-based compensation expense of $2.1 million, and other legal expense of $3.3 million.

Restructuring and other

Restructuring and other for the three months ended September 30, 2008 totaled $3.6 million or 3% of revenue compared to $1.2 million or 1% of revenue for the three months ended September 30, 2007, an increase of $2.4 million or 199%. The increase was primarily due to restructuring and severance costs of $2.0 million related to employee termination exercises took place during the first and third quarters of 2008, and one-time costs incurred as a result of the acquisition of Pace in July, 2008. Restructuring and other for the nine months ended September 30, 2008 totaled $8.8 million or 2% of revenue compared to $1.5 million for the nine months ended September 30, 2007, an increase of $7.3 million or 486%. The increase was primarily due to costs of $4.9 million related to the restructuring that occurred in the first quarter of 2008, in addition to the restructuring and acquisition related costs incurred for the three months ended September 30, 2008 as mentioned above.

Amortization of Identified Intangibles and In-Process Research & Development

Amortization of identified intangibles and in-process research & development for the three months ended September 30, 2008 totaled $9.6 million or 7% of revenue compared to $8.7 million or 5% of revenue in the three months ended September 30, 2007, an increase of $0.9 million or 10%. The increase was primarily due to a $2.0 million in-process research & development write-off incurred as a result of the acquisition of Pace, offset by several intangible assets being fully amortized. Amortization of identified intangibles and in-process research & development for the nine months ended September 30, 2008 was $24.0 million or 6% of revenue compared to $26.1 million or 6% of revenue for the nine months ended September 30, 2007, a decrease of $2.1 million or 8%. The decrease in amortization was primarily due to certain intangible assets becoming fully amortized.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we perform our annual impairment analysis of goodwill in the third quarter of each year according to the provisions of the SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). The provision requires that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment testing in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

We performed our annual valuation analysis of goodwill on September 30, 2008 in accordance of SFAS142 as stated above. Valuation analysis of goodwill was performed on our respective reporting units – Controller, Inkjet, and Advanced Professional Print Software. Our reporting units are consistent with our product categories identified in Note 9 of Notes to the Consolidated Financial Statements. We determined the fair value of our reporting units based on a weighting of market and income approaches. Under the market approach, we estimated the fair value based on market multiples of revenues or earnings. Under the income approach, we measured fair value of the reporting units based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our current business model. Based on our valuation results, the Company has determined that the fair values of our reporting units continue to exceed their carrying values. Therefore, management determined that no goodwill impairment charge was required as of September 30, 2008.

We based our reporting unit fair value estimates on projected financial information and various valuation assumptions which we believe to be reasonable. However, actual future results may differ from those projections, and those differences could have a material impact on the estimated fair values of our reporting units. The current global economic conditions made the management estimates in this area much more difficult. We will continue to monitor the estimates of fair value for our reporting units and there may be circumstances in future periods that would require a reduction on such fair values. If the reductions in fair value are significant, we would have to recognize an impairment loss for all or some portion of our recorded goodwill and possibly other intangible assets.

Interest and Other Income, Net

Interest and Other Income

Interest and other income include interest income and net gains from sales of investments from our cash and short-term investments, and net foreign currency transaction gains and losses on our operating activities. For the three months ended September 30, 2008, interest and other income totaled $0.2 million compared to $7.7 million in the three months ended September 30, 2007, a decrease of $7.5 million. For the nine months ended September 30, 2008 and 2007, interest income was $14.3 million and $22.2 million respectively, a decrease of $7.9 million respectively. The decreases during the comparison periods were driven by lower interest income on our investments as a result of lower investment balances and interest rates as we sold a substantial portion of our investment portfolio during the first six months of 2008 in order to generate cash for the redemption of our 1.50% Convertible Senior Debentures, which occurred on June 2, 2008. For the three months ended September 30, 2008, we recorded an insignificant amount of realized loss through sale of portions of our investment portfolio. A $0.3 million impairment loss was incurred as a result of the Reserve Primary Fund’s plan of liquidation. For the nine months ended September 30, 2008, $3.8 million was recognized primarily in net realized gains.

Interest Expense

Interest expense primarily consists of interest and debt amortization costs related to our 1.50% Convertible Senior Debentures. For the three months ended September 30, 2008, the amount was insignificant. For the three months ended

September 30, 2007, the amount was approximately $1.3 million. For the three and nine months ended September 30, 2008, the amounts were $2.1 million and $3.8 million respectively. The decrease in the comparison periods was driven by the redemption, on June 2, 2008, of the outstanding balance of our 1.5% Convertible Senior Debentures, which totaled $240.0 million.

Income Taxes

For the third quarter of 2008, we recorded a tax benefit of $4.8 million compared to a tax benefit of $0.9 million for the same period in 2007. The tax benefit for the third quarter of 2008 included a credit of $2.5 million related to the completion of our 2002-2004 IRS audit, a credit of $0.7 million related to our reassessment of taxes resulting from the filing of our 2007 federal and state income tax returns and a credit of $0.1 million related to tax deductions resulting from Employee Stock Purchase Plan (ESPP) dispositions. The third quarter 2008 tax benefit also included a charge of $0.8 million related to SFAS 123(R) tax shortfalls and a charge of $0.3 million related to potential interest related to future tax assessments. The tax benefit for the third quarter of 2007 included a credit of $1.1 million related to a one-time bonus payment to employees related to the temporary suspension of our ESPP program and a charge of $0.8 million due to our reassessment of taxes resulting from the filing of our 2006 federal and state income tax returns. The increase in our third quarter’s tax benefit in 2008 compared to 2007, without the discrete charges and benefits described above, is due primarily to the decrease in profitability before income taxes.

Primary differences in 2008 and 2007 between our recorded tax benefit and the US statutory rate of 35% for the periods above include tax benefits associated with credits for research and development costs for 2007 only, lower taxes on permanently invested foreign earnings, and the tax effects of charges related to stock-based compensation recorded pursuant to SFAS 123(R), which is non-deductible for tax purposes.

Liquidity and Capital Resources

(in thousands)	September 30, 2008	December 31, 2007	Change
Cash and cash equivalents	$102,157	$165,636	$(63,479)
Short-term investments	99,455	334,216	(234,761)

Total cash, cash equivalents and short-term investments	$201,612	$499,852	$(298,240)

	Nine months ended September 30,
(in thousands)	2008	2007	Change
Net cash provided by operating activities	$24,976	$54,156	$(29,180)
Net cash provided by (used for) investing activities	200,172	(10,401)	210,573
Net cash used for financing activities	(288,534)	(824)	(287,710)
Effect of foreign exchange rate changes on cash and cash equivalents	(93)	(27)	(66)

Increase in cash and cash equivalents	$(63,479)	$42,904	$(106,383)

Overview

Cash and cash equivalents and short-term investments decreased $298.2 million to $201.6 million as of September 30, 2008 from $499.8 million as of December 31, 2007. The decrease was primarily due to the redemption, on June 2, 2008, of the shares of outstanding balance of our 1.5% Convertible Senior Debentures for $240.0 million, and repurchase of common stock and net settlement of restricted stock for $55.2 million.

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

On June 2, 2008 (the “Redemption Date”), we redeemed the outstanding balance of our 1.5% Convertible Senior Debentures due 2023 which totaled $240.0 million. Interest paid during the second quarter of 2008 totaled $1.8 million, which consisted of interest payments between December 1, 2007 and June 2, 2008. The redemption price for the Securities was 100% of the principal amount, plus accrued and unpaid interest and additional interest amounts to, but not including the Redemption Date. At September 30 2008, cash and cash equivalents, and short term investments available totaled $201.6 million. Despite of the current economic environment, we believe that our liquidity position and capital resources continue to remain sufficient in meeting our operations and working capital needs.

Operating Activities

During the first nine months of fiscal 2008, our operating activities generated cash flows of $25.0 million.

The following items significantly impacted our cash provided by operating activities:

Net loss of $8.9 million included non-cash charges of $40.5 million, comprised primarily of $31.0 million in depreciation and amortization, and $26.8 million in stock-based compensation expense offset by $18.7 million in deferred taxes. In addition, net change in operating assets and liabilities of $6.6 million consisting primarily of increases in accounts receivable of $5.0 million, taxes receivable of $3.4 million, and taxes payable of $5.0 million, offset by decreases in inventories of $11.9 million, and accounts payable of $7.6 million.

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 61 days and 62 days at September 30, 2008 and December 31, 2007, respectively. We calculate DSO by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter, multiplied by the total days in the quarter. The slight decrease in DSOs is mostly due to the Company’s continued effort to improve collections. The DSO was also impacted by additions of accounts receivables from the acquisition of Pace in July, 2008 without benefits of a full quarter of revenue. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As the percentage of our APPS and Inkjet related revenue increases, we expect DSOs may trend higher. Our DSOs related to software and direct sales are traditionally higher than those related to OEM customers.

During the third quarter of 2008, we determined that previously reported operating and investing cash flows for the three and six months ended March 31, 2008 and June 30, 2008 included an error in classification. The misclassification resulted in the overstatement of cash flows from operations and a corresponding understatement of cash flows from investing activities for three months ended March 31, 2008 and six months ended June 30, 2008 in the amounts of $0.6 million and $2.5 million. The cash flow statement for the nine months ended September 30, 2008 appropriately reflects the correct classification. The amounts are related primarily to the presentation of the realized gain from the sale of investments securities to satisfy the June 2008 redemption of the convertible bonds. This reclassification is not considered material to the financial information taken as a whole for the three and six month periods. The three and six month periods ended March 31, 2008 and June 30, 2008 will be corrected for this change in classification when those respective periods are presented on a comparative basis with fiscal year 2009 amounts, but prior filings will not be amended.

Investing Activities

Investments

We received net proceeds from our marketable securities in the nine months ended September 30, 2008 of $409.1 million. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

We sold portions of our investment portfolio in order to generate cash for the redemption of the outstanding balance of our 1.5% Convertible Senior Debentures of $240.0 million in June, 2008. In July, 2008, we purchased Pace for $20.0 million. Due to the significantly low level of trading activity during the quarter ended September 30, 2008, we had reclassified our investments in the Reserve Fund of $14.1 million from cash and cash equivalents to short-term investments.

Property and Equipment

Net purchases of property and equipment were $9.7 million for the nine months ended September 30, 2008. Our property and equipment additions have historically been funded from operations.

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

Financing Activities

Financing activities relating to the purchases of treasury stock and the net settlement of restricted stock units and restricted stock awards for employee common stock related tax liabilities used $55.2 million in the nine months ended September 30, 2008. As noted above, we redeemed the outstanding balance of our 1.5% Convertible Senior Debentures in June 2008, which totaled $240.0 million. Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock from the exercise of stock options and employee stock purchase plans. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. We anticipate that cash provided from exercise of stock options will decline over time as we shift to issuance of restricted stock awards and units rather than stock option awards.

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

As permitted under Delaware law, pursuant to our bylaws, charter and indemnification agreements that we have entered into with our current and former executive officers, directors and general counsel we are required, subject to certain limited qualifications, to indemnify our executive officers and directors for certain events or occurrences while the executive officer, director or general counsel is or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the executive officer’s, director’s or general counsel’s lifetime, and our indemnification obligations generally extend to the derivative shareholder suits and Nasdaq delisting proceedings of the Company. In this regard, we have received, and may in the future receive, requests for indemnification by certain current and former executive officers, directors or general counsel in connection with the review of our historical stock option granting practices and the related restatement, related government inquiries and derivative shareholder suits described herein. The maximum potential amount of future payments we may be obligated to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and may enable us to recover a portion of any future amounts paid.

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

Please refer to “Part II – Other Information, Item 1: Legal Proceedings” in this Form 10-Q for more information regarding our legal proceedings.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

We are a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provide a cost effective means of providing adequate office space for our corporate offices. Both Leases expire in July 2014. We may, at our option, purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease). We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We are in compliance with all such financial and merger related covenants as of September 30, 2008. We are liable to the lessor for the financed amount of the buildings if we default on our covenants.

We have assessed our exposure in relation to the first loss guarantees under the Leases and believe that there is no material deficiency to the guaranteed value at September 30, 2008. If there is a decline in value, we will record a loss associated with the residual value guarantee. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at September 30, 2008) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times.

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

In October 2008, the Company agreed to sell a portion of the Foster City, California campus for $137.5 million to Gilead. Under the agreement with Gilead, we will retain ownership of the approximately 295,000 square foot building at 303 Velocity Way it currently occupies along with the related land. We will sell the 301 Velocity Way building and approximately 30 acres. Subject to the close of the transaction, we will lease a portion of the building at 301 Velocity Way through April, 2009. The transaction is expected to close in early 2009, subject to various closing conditions and completion of due diligence. Upon completion of the sale of the building at 301 Velocity Way, we expect to terminate the corresponding synthetic lease.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Currently we do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward foreign exchange contracts outstanding as of September 30, 2008.

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

The following table presents the hypothetical change in fair values in the financial instruments we held at September 30, 2008 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points (BPS).

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total Fair Market Value	$100,537	$100,092	$99,869	$99,424	$99,202	$98,757
Percent Change in Fair Value	0.89%	0.45%	0.22%	-0.22%	-0.45%	-0.89%

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the United States. We are primarily exposed to changes in exchange rates for the Euro, British Pound, and Japanese yen. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposures from non-U.S. dollar-denominated sales and operating expenses in foreign countries. We can benefit from a weaker dollar and adversely affected from a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating margins as expressed in U.S. dollars. We do not hedge our foreign currency exposures as the net impact of these exposures has historically been insignificant.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended September 30, 2008, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2008, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Leggett & Platt, Inc. and L&P Property Management Company v. VUTEk, Inc.:

2005 Action

In May 2005, prior to EFI’s acquisition of VUTEk, Leggett & Platt, Inc. (“L&P”), and its patent holding subsidiary brought a patent infringement action against VUTEk in the United States District Court in the Eastern District of Missouri. On December 26, 2006, the District Court granted EFI’s summary judgment motion and ruled that all of L&P’s asserted patent claims were invalid on multiple grounds. The Court found that each asserted patent claim was obvious and already disclosed in VUTEk’s own prior patents. The Court also found L&P’s patent claims invalid because the L&P patent claims were vague and indefinite in view of the patent claim interpretations suggested by L&P. The Court also granted EFI’s motion to recover its costs from L&P.

On August 21, 2008, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s summary judgment. L&P petitioned for rehearing by the Court of Appeals, and, on September 26, 2008, the Court of Appeals denied that petition.

2007 Action

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

On October 30, 2007, EFI filed a complaint against Tesseron in the United States District Court for the Northern District of California, which subsequently transferred the action to the United States District Court for the Northern District of Ohio. EFI’s complaint sought a declaratory judgment that Tesseron’s patents are invalid and/or not infringed. EFI also sought to prevent Tesseron and its attorneys from threatening EFI or its OEM customers with infringement of those patents, or bringing a lawsuit claiming infringement with regard to such products. After transfer of EFI’s action to Ohio, EFI negotiated for a covenant not to sue on 6 of the 8 patents that Tesseron had originally threatened against EFI and its customers.

On September 30, 2008, EFI reached a settlement with Tesseron and, on October 17, 2008, the Ohio District Court dismissed EFI’s and Tesseron’s claims, defenses, and counterclaims against one another. The terms of the settlement between the parties will remain confidential and the amount to be paid to Tesseron has been accrued at September 30, 2008. The settlement amount was not considered material to the financial statements.

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

On September 4, 2008, the Delaware Chancery Court approved the previously disclosed proposed settlement of related shareholder derivative litigation concerning the Company’s historical option granting practices. On October 6, 2008, the time to file a notice of appeal from the Chancery Court’s order approving the settlement elapsed, and no notice of appeal was filed.

Pursuant to the settlement, the Company received $5.0 million in insurance proceeds and paid approximately $3.1 million in plaintiffs’ legal fees and costs in October, 2008. The settlement also provided for the adoption of certain remedial measures, including the cancellation and repricing of certain stock options, certain payments to be made to the Company and the adoption of a number of changes to EFI’s corporate governance and procedures.

Item 1A:	Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part 1, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A, Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

There were 0.8 million shares repurchased under the 2007 stock buyback program for the three months ended September 30, 2008. The following is a summary of stock repurchases for the quarter ended September 30, 2008.

Issuer Purchases of Equity Securities

Total	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July, 2008	109,323	$14.00	109,323	$54.0 million
August, 2008	729,243	15.39	729,243	$42.8 million
September, 2008	—	—	—

Totals	838,566	$15.21	838,566	$42.8 million

(1)	Does not include brokers’ fees

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	By-laws as amended (2)

3.3	Certificate of Amendment of By-laws (3)

3.4	Certificate of Amendment of By-Laws (4)

12.1	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (33-50966) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2007 (File No. 000-18805) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: November 10, 2008	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008	/s/ John Ritchie
John Ritchie
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	By-laws as amended (2)

3.3	Certificate of Amendment of By-laws (3)

3.4	Certificate of Amendment of By-Laws (4)

12.1	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (33-50966) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2007 (File No. 000-18805) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 (File No. 000-18805) and incorporated herein by reference.