Form 10-K
period 2008-12-31
ELECTRONICS FOR IMAGING INC
filed 2009-03-02
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on June 30, 2008 was $501,165,265.** The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of February 20, 2009 was 51,813,888.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

** Based upon the last trade price of the Common Stock reported on the NASDAQ Global Select Market on June 30, 2008, the last business day of the registrant’s second quarter of the 2008 fiscal year. Excludes approximately 18,179,704 shares of common stock held by directors, executive officers and holders known to the registrant to hold 10% or more of the registrant’s outstanding Common Stock in that such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

This Annual Report on Form 10-K includes certain registered trademarks, trademarks, and trade names of Electronics For Imaging, Inc., its subsidiaries (collectively, “EFI” or the “Company”) and others. Digital StoreFront, DocStream, Electronics For Imaging, Fiery, Inkware, Jetrion, and VUTEk are registered trademarks of the Company. EFI, the Fiery Prints logo, Hagen, Logic, Monarch, Pace, PrintSmith, and Rastek, are trademarks of the Company. All other terms and product names may be trademarks or registered trademarks of their respective owners, and are hereby acknowledged.

Certain of the information contained in this Annual Report on Form 10-K, including without limitation, statements made under this Part I, Item 1 “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” which are not historical facts, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and is subject to risks and uncertainties and actual results or events may differ materially. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “may,” “should,” “plan,” “potential,” “seek,” “continue” and similar expressions as they relate to the Company or its management are intended to identify such statements as “forward-looking statements.” Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, those factors discussed in Item 1 “Business,” in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”), including the Company’s most recent Quarterly Report on Form 10-Q and current reports on Form 8-K, and any amendments thereto. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events or changes in factors or assumptions affecting such forward-looking statements.

Item 1: Business

Filings

We file annual reports, quarterly reports, proxy statements and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including EFI, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available free of charge through our Internet website (http://www.efi.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

General

EFI was incorporated in Delaware in 1988 and commenced operations in 1989. In 1992, we made our initial public offering of common stock. Our common stock is traded on the NASDAQ Global Select Market under the symbol EFII. Our corporate offices are located at 303 Velocity Way, Foster City, California 94404.

We are the world leader in color digital print controllers, super-wide format printers and inks and print management solutions. Our award-winning solutions, integrated from creation to print, deliver increased performance, cost savings and productivity. Our robust product portfolio includes Fiery digital color print servers, VUTEk super-wide digital inkjet printers, UV and solvent inks, Jetrion industrial inkjet printing systems, Rastek wide-format digital inkjet printers, print production workflow and management information software, and corporate printing solutions. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services and produce accurate digital output.

Products and Services

Controllers

Headlined by EFI’s flagship Fiery brand, our controller technologies transform digital copiers and printers into networked printing devices. Once networked, EFI-powered printers and copiers can be shared across workgroups, departments, the enterprise and the Internet to quickly and economically produce high-quality color and black & white documents. Our color digital print controllers provide solutions for a broad range of the printing market—from entry-level desktop printers to production-level digital copiers. Our color digital print controller line of products is sold to original equipment manufacturers (“OEMs”) for sale to customers, and consists of: (i) stand-alone print controllers which are connected to digital copiers and other peripheral devices and (ii) embedded and design-licensed solutions which are used in digital copiers, desktop laser printers and multifunctional devices.

Our main controller platforms, primary OEMs and user environments are as follows:

Platform	Primary OEM	User environment
Fiery external print servers	Canon, Fuji Xerox, IKON, Konica Minolta, OKI Data, Ricoh, Sharp, Toshiba, Xerox	Print for Pay, Corporate Reprographic Departments, Graphic Arts, Advertising Agencies, Transactional Printers, Commercial Printers

Fiery embedded servers (boards and chipsets)	Canon, Fuji Xerox, IKON, Konica Minolta, OKI Data, Ricoh, Sharp, Toshiba, Xerox	Office Environments

Splash	Xerox	Graphic Arts, Advertising Agencies

MicroPress	Canon, Danka, IKON, Konica Minolta, Ricoh	Corporate Reprographic Departments, Commercial Printers

Inkjet Products—Vutek, Jetrion, and Rastek (“Inkjet”)

Vutek. Our industry-leading VUTEk super-wide format digital inkjet printers and inks are used by billboard graphics printers, commercial photo labs, large sign shops, graphic screen printers and digital graphics providers to print billboards, building wraps, banners, art exhibits, point of purchase signage and other large displays. VUTEk printers are divided into two categories, printers using solvent inks and printers using ultra violet (“UV”) curable inks. In 2007, we introduced a new addition to our QS series of high-speed, high-resolution super-wide printers. This new printer can accommodate high-volume and flexible substrates.

Some of our more popular printers and features are as follows:

Printer Type	Models	Capabilities	Applications
Solvent	UltraVU Series VUTEk 3360	Printing widths of 1.5 to 5.0 meters; 4, 6, and 8 colors; Flexible substrates	Banners, Billboards, Signage, Building Wraps, and Flags

UV	PressVu Series QS Series	Printing widths up to 2.0 to 3.2 meters; 4, 6, and 7 colors; Flexible and rigid substrates; UV curable inks	Point of purchase and exhibition signage, Backlit displays, and Photo-quality graphics

Jetrion	4000 Series	Print resolutions up to 1000dpi; 4 or 6 colors; Precise color-color registration	Primary and secondary label applications, Industrial label or flexible packaging markets

Rastek	H700 UV Hybrid Flatbed	Speeds up to 24 square meters per hour and up to 1,200dpi; Handles media of thicknesses up to 5 centimeters	Indoor and outdoor graphics with photographic image quality

Jetrion. Our Jetrion products specialize in digital printing and provide a wide array of industrial inkjet systems, custom high-performance integration solutions, and specialty inks to the converting, packaging and direct mail industries. In 2008, we launched our Jetrion 4000 Full Color Digital Label printer focused on short run, on-demand, color label printing. We also manufacture the inks used in our inkjet printers. Each of our inks is customized for each of our printers to provide optimum performance on that printer. In addition, we manufacture and sell private label inks to third-party inkjet printer manufacturers. Our inks provide a renewable revenue stream generated from sales to our existing customer base as well as sales to third parties.

Rastek. To further expand our current market segment and Inkjet line of products, we acquired Raster Printers, Inc. (“Raster”) on December 2, 2008, which was re-branded as Rastek post-acquisition. Rastek develops, manufacturers, and markets Hybrid and Flatbed UV wide format graphics printers in the mid-range market sector.

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

Our enterprise resource planning and collaborative supply chain software print management solutions are designed to enable printers and print buyers to improve productivity and customer service while reducing costs. Procurement applications for print buyers and print producers facilitate web-based collaboration across the print supply chain. Customers recognize that print management information systems, or PMIS, are essential to improving their business practices and profitability and we are continuing to focus on making our PMIS solutions the global industry standard. To further strengthen our APPS business, we acquired Pace Systems Group, Inc. (“Pace”) on July 28, 2008. Pace is a print management software company which provides practical PMIS and e-commerce solutions that make printing and graphic art companies more efficient and profitable. This product is scalable and caters to many types of commercial print shops.

Our software offerings currently include:

Product Name	Description	User
Proofing software: ColorProof XF and Fiery XF	Digital color proofing and Inkjet production print solutions offering fast, flexible workflow, power, and expandability	Digital, commercial and hybrid printers, prepress providers, publishers, creative agencies and photographers, and super wide & wide format print providers

Print management information systems: EFI Monarch (previously Hagen), EFI Logic, EFI PSI, EFI PrintSmith, Prograph and PrintFlow	Collect, organize, and present critical information to improve process control and profit potential	Commercial, publishing, digital, in-plant, print for pay, large format and specialty printers

Web-based order entry and order management systems: Digital StoreFront and PrinterSite	Web interface to manage print transactions between customer and printer	Commercial, publishing, digital, in-plant, print for pay, large format and specialty printers

Web-based print management system: EFI Pace	Software modules for: estimating, scheduling, print production, accounting, and e-commerce	Commercial, publishing

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

Proliferate and Expand Product Lines

We intend to continue to develop new digital print controllers that are “scalable,” meaning products that continue to meet the changing needs of the user as their business grows. Our products offer a broad range of features and functionality when connected to, or integrated with, digital color and black-and-white copiers, as well as desktop color laser printers.

We intend to continue our development of platform enhancements that advance the performance and usability of our software applications in order to provide cohesive, integrated solutions for our customers.

In 2007, we introduced the next generation of our Fiery hardware along with a number of new enhanced workflow and production management applications. These new products are designed to provide customers with optimal print engine performance, more efficient workflow, more accurate color and greater control over and visibility into their businesses. In 2008, we expanded our application software on our Fiery products to include Fiery Central, a new, modular production workflow solution designed to further optimize engine performance and ensure total color quality control in the color printing workflow for graphic arts professionals.

Our expansion of product lines includes those from our Jetrion business unit, a leading innovator of inkjet printers, inks and custom printing systems for the label and packaging industries. In 2008, we launched our Jetrion 4000 digital label printing system. This new printer produces full color, variable image labels up to 5.5 inches wide across a broad array of substrates.

In 2007, we introduced a new VUTEk super-wide UV curing printer. The new 3.2 meter QS3200r provides the production speed, quality and extended flexible media capabilities necessary to better enable our customers to meet and profit from the growing needs of their customers. The QS3200r caters to sign shops, screen printers, and print providers looking to complement or replace existing solvent or UV output. In 2008, we continued to widen EFI’s offering in the market with the introduction of the new Vutek DS8300 inkjet printer at the 2008 DRUPA trade show in Germany, and is expected to be launched in 2009. We also continue to explore acquisition possibilities as a way to expand our product lineup and customer base. Although there can be no assurance that acquisitions will be successful, acquisitions have allowed us to broaden our product lines.

Develop and Expand Relationships with Key Industry Participants

Our customer relationships are one of our most important assets. We have established relationships with leading printer and copier industry companies, including Canon, Fuji Xerox, Konica Minolta, OKI Data, Ricoh, Sharp, Toshiba and Xerox, which we collectively refer to as our OEM customers.

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

Additionally, we have established relationships with many leading distribution companies in the office, graphic arts and commercial print industries such as IKON, Fujifilm Graphic Systems, Pitman, Nazdar and 3M. We seek to establish new relationships in pursuit of the goal of offering our controller line of products as well as our software technology for optimizing the management and creation of documents in a variety of print environments.

We also have established relationships with many of the leading print providers globally, such as R.R. Donnelley, Fedex Kinkos, Quebecor, and Staples. These direct sales relationships, along with dealer arrangements, are important for our understanding of the end markets for our products and serve as a source of future product development ideas. In many cases our products are customized for the needs of large customers yet maintain the common intuitive interfaces that EFI is known for around the world.

Establish Enterprise Coherence and Leverage Industry Standardization

In our development of new products and platforms, we seek to establish coherence across our entire product line by designing products that provide a consistent “look and feel” to the end-user. We believe cross-product coherence can create higher productivity levels as a result of shortened learning curves. Additionally, we believe the integrated coherence that end-users can achieve using EFI products for all of their digital printing and imaging needs leads to a lower total cost of ownership. We also advocate open architecture utilizing industry-established standards to provide inter-operability across a range of digital printing devices and software applications, ultimately providing end-users more choice and flexibility in their selection of products. For example in 2007, we introduced integration between our web-based Digital StoreFront application, our Monarch OA (formerly Hagen) print MIS application, and our Fiery XF Production Color RIP including integration to either our Fiery or our VUTEk product line, leveraging the industry standard Job Definition Format (“JDF”). In 2008, we introduced a similar integration between Pace and our APPS products.

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

Significant Relationships

We have established and continue to build and expand relationships with our OEMs and distributors of digital printing technology in order to benefit from their products, distribution channels and marketing resources. Our customers include domestic and international manufacturers, distributors and sellers of color and black-and-white digital copiers, wide-format printers and desktop color printers. We work closely with our OEM customers with the aim of developing solutions that incorporate leading technology, and that work optimally in conjunction with such companies’ products. The top revenue-generating OEMs or distributors, in alphabetical order, that we sold products to in 2008 were Canon, Fuji Xerox, IKON Office Solutions, Konica Minolta, OKI Data, Ricoh, Toshiba, and Xerox. Together, sales to Canon and Xerox accounted for approximately 29% of our 2008 revenue, with sales to each of these two customers accounting for more than 10% of our revenue. Because sales of our printer and copier-related products constitute a significant portion of our controller revenues and there are a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues in future periods. Accordingly, if we lose or experience reduced sales to an important OEM, we will have difficulty replacing the revenue traditionally generated from such OEM with sales to new or existing OEMs and our revenues may decline.

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

We have a continuing relationship pursuant to a license agreement with Adobe Systems, Inc. (“Adobe”) and license PostScript® software from Adobe for use in many of our controller solutions. This relationship is important because each of our controller solutions requires page description language software such as that provided by Adobe in order to operate. Adobe’s PostScript® software is widely used to manage the geometry, shape and typography of hard copy documents and Adobe is a leader in providing page description software. Although to date we have successfully obtained licenses to use Adobe’s PostScript® software when required, Adobe is not required to, and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® software on reasonable terms, in a timely manner, or at all. In addition, in order to obtain licenses from Adobe, Adobe requires that we obtain from them quality assurance approvals for our products that use Adobe software. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® software. If that occurred, we would have to license, acquire, develop or reestablish our own competing software as a viable alternative for Adobe Postscript® and our financial condition and results of operations could be significantly harmed for a period of time.

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

Human Resources

As of December 31, 2008, we employed 2,021 full time employees. Approximately 515 were in sales and marketing, 242 were in general and administrative, 370 were in manufacturing and 894 were in research and development. Of the total number of employees, we had approximately 1,453 employees located in the Americas (primarily the United States) and 568 employees located in offices outside of the Americas.

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

Our print management information systems are primarily sold directly to the end-user by our own sales force. To distribute our VUTEk printers and ink, we utilize a direct sales force in North America and Europe and principally distributors for the rest of our global distribution. Any interruption of the distribution methods could negatively impact us in the future.

Our primary distribution method for our MicroPress controllers, our EFI proofing systems and our EFI workflow software products is to utilize a mix of distributors and our own sales force. We sell directly to our authorized distributors, dealers, and resellers who in turn sell the solutions to end-users either in a stand alone form or bundled with other solutions they offer. Primary customers with whom we have established distribution agreements include Enovation, Fujifilm Graphic Systems, Pitman and other sales companies. There can be no assurance that we will continue to successfully distribute our products through these channels.

We promote all of our products through public relations, direct mail, advertising, promotional material, trade shows and ongoing customer communication programs. The majority of the sales leads for inkjet printer sales are generated from tradeshows and any interruption in our tradeshow participation could materially impact our revenue and profitability.

Research and Development

Research and development costs for 2008 were $140.4 million. As of December 31, 2008, 894 of our 2,021 full-time employees were involved in research and development. We believe that development of new products and enhancement of existing products are essential to our continued success, and management intends to continue to devote substantial resources to research and new product development. We expect to make significant expenditures to support our research and development programs for the foreseeable future.

We are developing products to support additional color and black-and-white printing devices including desktop printers, high-end color copiers, digital black-and-white copiers and multifunctional devices. We are also developing new software applications designed to maximize workflow efficiencies and to meet the needs of the graphic arts and commercial print professional, including proofing solutions and print management information systems solutions. We also expect to continue to develop new platforms of inkjet print technologies in order to meet the needs of existing and future markets. We have research and development sites in nine U.S. locations, as well as in Israel, India, Japan and Europe. See “Growth and Expansion Strategies—Proliferate and Expand Product Lines” above. Substantial additional expense is required to complete and bring to market each of the products currently being developed by us.

Manufacturing

We utilize sub-contractors to manufacture our controller line of products. These sub-contractors work closely with us to promote low costs and high quality in the manufacture of our products. Sub-contractors purchase components needed for our products from third parties. We are completely dependent on the ability of our sub-contractors to produce products sold by us and although we supervise our sub-contractors, there can be no assurance that such sub-contractors will perform efficiently or effectively. In 2008, a significant amount of our controller line of products was manufactured at a single sub-contractor, Celestica Inc. We are transferring to a new sub-conductor in 2009: Bell Microproducts. Should Celestica or Bell Microproducts experience any inability or unwillingness to manufacture or deliver product from this location, our business, financial condition and operations could be harmed. Since we do not maintain long-term agreements with our sub-contractors, any of our sub-contractors could enter into agreements with our competitors that might restrict or prohibit such sub-contractors from manufacturing our products or could otherwise lead to an inability of such sub-contractor from filling our orders in a timely manner. See Item 1A—We are dependent on a limited number of subcontractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers and the loss of any of these subcontractors could adversely affect our business.

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

A significant number of the components necessary for the manufacture of our controller line of products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components. We depend largely on the following sole and limited source suppliers for our components and manufacturing services:

Supplier	Components
Intel	Central processing units, or CPUs; chip sets
Toshiba	Application-specific integrated circuits (“ASIC”)
Altera	ASIC
LSI Logic	ASIC
Texas Instruments	Digital signal processors, (“DSP”)
Celestica	Contract manufacturing
Bell Microproducts	Contract manufacturing
Seiko	Inkjet print heads
Fuji	Inkjet print heads
Imaging Technology International Corp	Contract manufacturing
Xaar	Inkjet print heads
Tundra	Chip sets

We do not maintain long-term agreements with any of our suppliers of components and primarily conduct our business with such suppliers solely on a purchase order basis. If any of our sole or limited source suppliers were unwilling or unable to supply us with the components for which we rely on them, we may be unable to continue manufacturing our products utilizing such components.

The absence of agreements with most of our suppliers also subjects us to fluctuations in pricing, a factor we believe is partially offset by the fact that our suppliers benefit from selling as many components to us as possible. Many of our components are similar to those used in personal computers, and the demand and price fluctuations of personal computer components could affect our component costs. Because the purchase of key components involves long lead times, in the event of unanticipated volatility in demand for our products, we may be unable to manufacture certain products in a quantity sufficient to meet end user demand, or we may hold excess quantities of inventory. We maintain an inventory of components for which we are dependent upon sole or limited source suppliers and of components with prices that fluctuate significantly. We cannot ensure that at any given time we will have sufficient inventory to enable us to meet demand for our products, which would harm our financial results. As a result of our acquisition of the Inkjet businesses, our inventory has increased; however, our total inventory still represents less than 7.5% of our total assets as of December 31, 2008. See Item 1A—We depend upon a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or the delays or shortages of supply of these components could adversely affect our business.

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

Our primary competitors for third-party stand-alone color controllers are our OEM customers. Our OEM customers are also the principal competitors for the embedded and design-licensed solutions. Our market position vis-à-vis internally-developed controllers is small; however, we are the largest third party controller vendor. We believe that our advantages include our continuously advancing technology, time-to-market, brand recognition, end-user loyalty, sizable installed base, number of products supported, price driven by lower developmental costs and market knowledge. We intend to continue to develop new digital print controllers with capabilities that continue to meet the changing needs of our OEM customers’ product development roadmaps. A significant disadvantage is our lack of control of the distribution channels and direct connections with our end-users. We do, however, provide a variety of features as well as a unique “look and feel” to our OEMs’ products to differentiate our customers’ products from those of their competitors.

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

Sale of Land and Building

On January 29, 2009, we sold a portion of our Foster City campus to Gilead Sciences, Inc. (“Gilead”) for a total price of $137.5 million, subject to an escrow holdback of $15.5 million. The property sold included approximately thirty acres of land, which is entitled for development, the office building at 301 Velocity Way, Foster City, California, consisting of approximately 163,000 square feet and certain other assets related to the property. We retain ownership of the remaining approximately five acres of land and remain obligated under the synthetic lease with respect to the office building at 303 Velocity Way, Foster City, California, at which the Company’s headquarters is located. As more fully disclosed in Note 8—Commitments and Contingencies, both buildings were subject to synthetic lease agreements as of December 31, 2008.

As a result of the sale to Gilead, the carrying value of assets held for sale of $55.4 million as of December 31, 2008 included land, building, other improvements, and restricted cash related to the 301 Velocity Way facility, subject to an escrow holdback of $15.5 million. The escrow period expires January 2010.

Goodwill and Long-Lived Asset Impairment

We perform our annual impairment analysis of goodwill in the third quarter of each year according to the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). The provision requires that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment testing to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

We performed our annual valuation analysis of goodwill on September 30, 2008 in accordance with SFAS142 as stated above. The goodwill valuation analysis was performed based on our respective reporting units—Controller, Inkjet, and Advanced Professional Print Software. Our reporting units are consistent with our product categories identified in Note 15—Information Concerning Business Segments and Major Customers of Notes to the Consolidated Financial Statements. Our product categories meet the definition of a reporting unit one level below an operating segment in accordance with SFAS 142 as each product category constitutes a business for which discrete financial information is available and reviewed by segment management.

We determined the fair value of the Inkjet reporting unit based on a weighting of the market and income approaches. The fair value of the Controller and APPS reporting units was determined based on the market approach. Under the market approach, we estimated the fair value based on market multiples of revenues or earnings. Under the income approach, we measured fair value of the reporting units based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our current business model. Based on our valuation results, we had determined that the fair values of our reporting units continued to exceed their carrying values. Therefore, management determined that no goodwill impairment charge was required as of September 30, 2008.

We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the life of the asset may need to be revised. Factors we consider important which could trigger an impairment review include the following:

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	our market capitalization relative to net book value; and

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business.

When we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our annual review of goodwill performed in the third quarter of 2008 indicated that there was no impairment of goodwill. We performed our annual valuation analysis of goodwill on September 30, 2008 in accordance with SFAS142 as stated above.

During the fourth quarter of 2008, our market capitalization declined significantly as a result of declining worldwide economic conditions caused by the tightening of global credit markets. Based on a combination of factors including the recent economic environment, the resulting erosion in our market capitalization, and the lowering of our 2009 revenue outlook subsequent to the third quarter of 2008, we performed an interim impairment analysis during the fourth quarter of 2008.

Based on the internal market-based valuation that we performed, the fair value of the Controller and APPS product categories significantly exceeded their carrying value as of December 31, 2008. Consequently, it was not considered necessary to obtain a third party valuation of these reporting units. A third party interim valuation was obtained with respect to the Inkjet product category, which was equally weighted between the income and market approach.

Based on the outcome of the interim impairment analysis, we concluded that an impairment had occurred relating to the Inkjet product category resulting in a non-cash impairment charge of $111.9 million during the fourth quarter of 2008 related to both goodwill and other long-lived assets. There were no impairments of goodwill, intangible assets, or other long-lived assets in 2007 and 2006.

Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, we made the following assumptions:

•	the current economic downturn will continue through fiscal year 2010,

•	the economic downturn is partially mitigated by new product introductions in 2010,

•	followed by a recovery period between 2011 and 2013, and

•	long-term industry growth past 2013.

Our discounted cash flow projections for the Inkjet reporting unit were based on five-year financial forecasts. The five-year forecasts were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the independent valuation firm engaged by us. The significant assumptions of these five-year forecasts included annual revenue growth rates ranging from (11.0%) to 12% for the Inkjet reporting unit. The future cash flows were discounted to present value using a mid-year convention and a discount rate of 16%. Terminal values were calculated using the Gordon growth methodology with a long-term growth rate of 4.5%. The sum of the fair values of the Controllers, APPS, and Inkjet reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. The significant assumptions used in determining fair values of the reporting units using comparable company market values include the determination of appropriate market comparables, the estimated multiples of revenue, EBIT, and EBITDA that a willing buyer is likely to pay, and the estimated control premium a willing buyer is likely to pay.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the three months ended December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross margin rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the third quarter of 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our intellectual property rights. Although we believe that our intellectual property rights are important to our business, no single patent, copyright, trademark, or trade secret is solely responsible for the development and manufacturing of our products.

We are currently pursuing patent applications in the United States and in foreign jurisdictions to protect various inventions. Over time, we have accumulated a portfolio of issued patents in the U.S. and worldwide. We also own or have rights to the copyrights to the software code in our products, as well as rights to the trademarks under which our products are marketed. We have also registered certain trademarks in the United States and in foreign jurisdictions, and will continue to evaluate the registration of additional trademarks as appropriate.

In addition, certain of our products include intellectual property that we license from our partners. We also have granted and may continue to grant licenses under our intellectual property, when and as we may deem appropriate.

For a discussion of risks relating to our intellectual property, see Item 1A—We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.

Financial Information about Foreign and Domestic Operations and Export Sales

See Note 15—Information Concerning Business Segments and Major Customers of the Notes to Consolidated Financial Statements. See also Item 1A—We face risks from our international operations and We face risks from currency fluctuations.

Item 1A: Risk Factors

We rely on sales to a relatively small number of OEM customers and the loss of any of these OEM customers could substantially decrease our revenues.

A significant portion of our revenues are and have been generated by sales of our printer and copier related products to a relatively small number of OEMs. For example, Canon and Xerox each contributed over 10% of our revenues for the year ended December 31, 2008 and together accounted for approximately 29% of those revenues during the same period. During the fiscal year ended December 31, 2007, Canon and Xerox each contributed over 10% of our revenues for the year ended December 31, 2007 and together accounted for approximately 31% of those revenues for the year. Because sales of our printer and copier-related products constitute a significant portion of our revenues and there is a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our controller revenues in future periods.

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

The printing equipment industry is extremely competitive. Our VUTEk products compete against several companies that market digital printing systems based on electrostatic, drop-on-demand and continuous drop-on-demand inkjet, airbrush and other technologies and printers utilizing solvent and UV curable ink. Two large competitors, NUR and Scitex Vision, were acquired by Hewlett Packard (“HP”) and another large competitor, Inca, was acquired by Dai Nippon Screen (“Screen”). Both HP and Screen have greater resources to develop new products and technologies and market those products, as well as acquire or develop critical components at lower costs, which would provide a competitive advantage. They could also exert downward pressure on product pricing to gain market share.

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

With the exception of certain minimum purchase obligations, we typically do not have long-term volume purchase contracts with our OEM customers, including Canon, Xerox and Konica Minolta, and they are not obligated to purchase products from us. Accordingly, our customers could at any time reduce their purchases from us or cease purchasing our products altogether. In the past, some of our OEM customers have elected to develop products on their own, rather than rely, solely or partially, on our products and we expect that customers will continue to make such elections in the future.

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

In addition, a significant portion of our operating expenses are fixed in advance based on projected sales levels and margins, sales forecasts from our OEM customers and product development programs. A substantial portion of our backlog is scheduled for delivery within 90 days or less and our customers may cancel orders and change volume levels or delivery times for product they have ordered from us without penalty. Accordingly, if sales to our OEM customers are below expectations in any given quarter, the adverse impact of the shortfall in revenues on operating results may be, and has been in the past, increased by our inability to adjust spending in the short term to compensate for this shortfall.

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

The revenue and profitability of our business depends significantly on the overall demand for information technology products that enable printing of digital data, which in turn depends on a variety of macro- and micro-economic conditions. In addition, our revenue growth and profitability in our Inkjet business depends on demand and spending for advertising and marketing products and programs, which also depends on a variety of macro- and micro-economic conditions.

Uncertainty about current global economic conditions poses a risk as our customers may delay purchases of our products in response to tighter credit, negative financial news and/or declines in income or asset values. The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers and distributors to obtain credit to finance purchases of our products and/or customer and distributor insolvencies; and other financial institutions negatively impacting the Company’s treasury operations. Our financial performance could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments or cash equivalents; impairment charges on our assets; related to equity and other investments and; interest rates. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them.

Uncertainty about current global economic conditions together with delays or reductions in information technology spending could cause a decline in demand for our products and services and consequently harm our business, operating results, financial condition, prospects and continue to increase the volatility of our stock price.

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

•	shifts in customer demand to lower cost products;

•	success and timing of new product introductions by us and our OEM customers and the performance of our products generally;

•	success and timing of new inkjet product introductions;

•	volatility in foreign exchange rates, changes in interest rates and or financing credit to consumers of digital copiers and printers;

•	price reductions by us and our competitors, which may be exacerbated by competitive pressures caused by economic conditions generally;

•	substitution of third-party inks for our own ink products by users of our super-wide format inkjet printers;

•	delay, cancellation or rescheduling of orders or projects;

•	delays or shortages of supply of our key components, including without limitation inkjet print heads, and inability of our suppliers to meet our requirements;

•

availability of key components and licenses, including possible delays in deliveries from suppliers, the performance of third-party manufacturers and the status of our relationships with our key suppliers;

•	potential excess or shortage of employees and location of research and development centers;

•	changes in our product mix such as shifts from higher revenue or gross margin products to lower revenue or gross margin products such as our inkjet products;

•	costs associated with complying with any applicable governmental regulations;

•	cost associated with possible SEC and regulatory actions regarding our historical stock option granting practices and remedial measures with respect to our historical stock option granting practices;

•	acquisitions and integration of new businesses;

•	costs related to our entry into new markets, such as commercial printing and office equipment service automation;

•	general economic conditions, such as the current economic uncertainty;

•	commencement of litigation or adverse results in pending litigation; and

•	other risks described herein.

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

In 2008, a high concentration of our Fiery controllers is manufactured at a single subcontractor location, Celestica in Toronto, Ontario, Canada. We are transferring to a new sub-contractor in 2009: Bell Microproducts. Should Celestica or Bell Microproducts experience any inability to, or refuse to, manufacture or deliver product from this location our business, financial condition and operations could be harmed. Since we do not maintain long-term agreements with our subcontractors, any of our subcontractors could enter into agreements with our competitors that might restrict or prohibit such subcontractors from manufacturing our products or could otherwise lead to an inability of such subcontractors from filling our orders in a timely manner. In such event, we may not be able to find suitable replacement subcontractors and our business, financial condition and operations would likely be harmed.

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

We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley and additionally have research and development offices in India. Competition in both locations has historically been intense amongst companies hiring engineering and technical professionals. In times of professional labor imbalances, it has in the past and is likely in the future to be difficult for us to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley and our operations in India that may try to hire our employees. The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees, which may have an adverse effect on our ability to develop products in a timely fashion, which could harm our business, financial condition and operating results.

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

Our acquisitions in the Inkjet and APPS product categories increased the chance that we will experience additional bad debt expense.

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

Because of our acquisitions we now sell our products to distributors and directly to the end-user. If we are unable to effectively manage a direct sales force, sales and revenues could decline.

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

•	difficulties in integration of operations, employees, technologies, or products and the related diversion of management time and effort to accomplish successful integration;

•	risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	potential loss of key employees of the acquired company;

•	possible expense overruns;

•	an adverse reaction by customers, suppliers or partners of the acquired company or EFI;

•	the risk of changes in ratings by stock analysts;

•	potential litigation surrounding transactions or the prior actions of the acquired company, such as the VUTEk patent lawsuit or any administrative proceedings;

•	the inability to protect or secure technology rights; and

•	increases in operating costs;

Mergers and acquisitions of companies are inherently risky and we cannot provide assurance that our previous or future acquisitions will be successful or will not harm our business, operating results, financial condition, or stock price.

We may ultimately not receive amounts held in escrow related to disposition of assets.

On January 29, 2009, we sold a portion of our Foster City campus to Gilead Sciences, Inc. for a total price of $137.5 million, subject to an escrow holdback of $15.5 million. While the escrow holdback is expected to be released by January 2010, no assurance can be given that we will ultimately receive amounts held in escrow.

We face risks relating to the impairment of our goodwill and long-lived assets.

We complete a review of the carrying value of our assets annually and, based on a combination of factors, we may be required to perform an interim analysis. During the fourth quarter of 2008, the Company’s market capitalization declined significantly as a result of declining worldwide economic conditions caused by the tightening of global credit markets. Based on a combination of factors including the recent economic environment, the resulting erosion in our market capitalization, and the degradation of our revenue forecast subsequent to the third quarter of 2008, we performed an interim impairment analysis during the fourth quarter of 2008. Based on the outcome of the interim impairment analysis, we concluded that an impairment had occurred relating to the Inkjet product category resulting in a non-cash impairment charge of $111.9 million during the quarter related to both goodwill and other long-lived assets.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the three months ended December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross margin rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the third quarter of 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

While impairment does not impact reported cash flows, it does result in a non-cash charge in the Consolidated Statements of Operations and thus no assurance can be given that any future impairments would not affect our financial performance and valuation of assets and, as a result, harm our business, operating results, financial condition, or stock price.

We face risks from currency fluctuations.

Approximately $262.5 million and $293.4 million of our revenue from the sale of products for the years ended December 31, 2008 and 2007, respectively, came from sales outside the Americas, primarily to Europe and Japan. We expect that sales outside the Americas will continue to represent a significant portion of our total revenue. The majority of our revenues are invoiced in U.S. dollars.

Given the significance of our non-U.S. sales to our total product revenue, we face a continuing risk from the fluctuation of the U.S. dollar versus foreign currencies. When we invoice our customers in their respective local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar.

In addition, we have a substantial number of international employees which creates material operating costs denominated in foreign currencies. We have attempted to limit or hedge these exposures through operational strategies where we have considered it appropriate in the past, although no hedging activities occurred in 2008. Our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

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

We conduct our business operations that involve the use of certain hazardous materials at two separate locations. At these facilities, we mix ink used in some of our printers with solvents and other hazardous materials. Those materials are subject to various governmental regulations relating to their transfer, handling, packaging, use and disposal. We store the ink at warehouses worldwide, including Europe and the United States, and shipping companies ship it at our direction. We face potential responsibility for problems such as spills that may arise when we ship the ink to customers. While we customarily obtain insurance coverage typical for this kind of risk, such insurance may not be sufficient in amount. If we fail to comply with these laws or an accident involving our ink waste or solvents occurs, or if our insurance coverage is not sufficient, then our business and financial results could be harmed.

Future sales of our hardware products in European Union (“EU”) member countries could be limited due to the enactment of the EU Restriction of Hazardous Substances in Electrical and Electronic Equipment (“ROHS”).

Since July 1, 2006 forward, new electrical and electronic equipment sold in the EU must not contain lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls (“PBBs”) or polybrominated diphenyl ethers (“PBDEs”). These must be replaced by other non- or less than-toxic substances. Manufacturers must comply with significant, and potentially costly, compliance requirements in order to meet the ROHS deadline. Some of our products may not have been converted before the deadline. As a result, we may not be allowed to sell those products in the EU until the products are made fully compliant, which could harm our business and financial results. We could also incur additional costs and liabilities in connection with non-compliant product recalls, regulatory fines and exclusion of non-compliant products from certain markets.

Our products may contain defects which are not discovered until after shipping.

Our products consist of hardware and software developed by ourselves and others. Our products may contain undetected errors and we have in the past discovered software and hardware errors in certain of our products after their introduction, resulting in warranty expense and other expenses incurred in connection with rectifying such errors. Errors could be found in new versions of our products after commencement of commercial shipment and any such errors could result in a loss or delay in market acceptance of such products and thus harm our reputation and revenues. In addition, errors in our products (including errors in licensed third party software) detected prior to new product releases could result in delays in the introduction of new products and our incurring additional expense, which could harm our operating results. We generally provide a twelve month warranty for certain products, which may cover both parts and labor. In the future, we may incur substantial warranty claim expenses on our products which may exceed our estimated warranty reserves, which could harm our business, financial condition and operating results.

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

We have an investment portfolio of mainly fixed income securities classified as available-for-sale securities. As a result, our investment portfolio is subject to volatility if market interest rates fluctuate and counterparty risk. We attempt to limit this exposure to interest rate risk by investing in securities with maturities of less than three years; however, we may be unable to successfully limit our risk to interest rate fluctuations and this may cause volatility in our investment portfolio value.

Our stock price has been volatile historically and may continue to be volatile.

The market price for our common stock has been and may continue to be volatile. During the twelve-month period ended December 31, 2008, the price of our common stock as reported on The NASDAQ Global Select Market ranged from a low of $7.56 to a high of $22.44. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly or annual operating results;

•	ability to complete share repurchase programs;

•	our failure to meet analyst expectations;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships, acquisitions or investments;

•	announcements by our customers regarding their businesses or the products in which our products are included;

•	changes in financial estimates or other statements by securities analysts;

•	changes in general economic conditions;

•	terrorist attacks and the effects of military engagements or natural disasters;

•	changes in the rating of our securities;

•	changes in the economic performance and/or market valuations of other software and high-technology companies; and

•	commencement of litigation or adverse results in pending litigation.

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts from time-to-time and the trading prices of our securities could decline as a result. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high-technology companies, including the economic uncertainty over the past several months. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of high-technology companies could depress our stock price regardless of our operating results.

On February 5, 2009, our Board of Directors approved a $100 million share repurchase program, including a $30 million accelerated share repurchase (“ASR”) by utilizing a portion of the proceeds from the recent sale of land and building to Gilead. On February 18, 2009, we entered into an agreement with UBS AG, London branch (“UBS”) to repurchase $30 million of our common stock under the ASR program. We expect to complete the repurchases under the ASR program in the second or third quarter of 2009, with the final completion date subject to the discretion of UBS.

Our stock repurchase program could affect our stock price and add volatility.

Any repurchases pursuant to our stock repurchase program, including our accelerated share repurchase program, could affect our stock price and add volatility. There can be no assurance that the repurchases will be made at the best possible price. Potential risks and uncertainties also include, but are not necessarily limited to, our ability to complete the share repurchases within the originally expected timing, the amount and timing of future share repurchases and the original funds used for such repurchases. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.

Additionally, we are permitted to and could discontinue our stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline.

Under regulations required by the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting may become ineffective, and this could have a negative impact on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an ongoing basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Although no known material weaknesses are believed to exist at this time, it is possible that material weaknesses could be identified. If we are unable to remediate the weaknesses, our management would be required to conclude that our internal controls over financial reporting were not effective. In addition to their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements, errors, omissions, or fraud.

The matters relating to the shareholder derivative litigation concerning our historical stock option granting practices could require us to continue incurring additional expenses for accounting, legal and other professional services, diverted our management’s attention from our business and had and may continue to have a material adverse effect on our financial performance.

The matters relating to our historical stock option practices and shareholder derivative litigation required us to expend significant management time and incur significant accounting, legal and other expenses.

During the fiscal year of 2008, the Securities and Exchange Commission (the “SEC”) notified us that it had terminated the informal inquiry into the Company’s historical stock option practices and that no enforcement action had been recommended and the Delaware Chancery Court approved the proposed settlement of related shareholder derivative litigation. The settlement provided for the adoption of certain remedial measures, including the cancellation and repricing of certain stock options, certain payments to be made to the Company and the adoption of a number of changes to our corporate governance and procedures. Although we have substantially implemented the proposed remedial measures and the SEC investigation and related shareholder derivative litigation are now closed, there can be no guarantee that we will not incur additional expenses in the future, related to our historical stock option granting practices, the settlement and the remedial measures.

A reduction in our net income as reported on our financial statements could increase the likelihood of identifying a material weakness in our internal controls over financial reporting.

The threshold for determining whether or not we have a material weakness in our internal controls over financial reporting and procedures as defined by the Sarbanes-Oxley Act is, in part, based on our generally accepted accounting principles, or GAAP, net income. Lowered GAAP net income, with an associated lowered materiality threshold, may increase our risk that internal control weaknesses may result in a material misstatement in the financial statements. For example, continued acquisitions, and the associated amortization of intangibles, will increase our amortization expenses and in the future may lower our GAAP earnings which would result in a lower materiality threshold for internal control testing.

Our synthetic lease arrangements may adversely affect our cash flow.

As of December 31, 2008, we were a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provided a cost effective means of providing adequate office space for our corporate offices. Both Leases were scheduled to expire in July 2014. The leases included an option to purchase the facilities during or at the end of the term of the leases for the amount expended by the lessor to purchase the facilities. We have exercised our purchase option in January 2009 with respect to the 301 Lease. On January 29, 2009, we completed the sale of land and building to Gilead for a total price of $137.5 million, subject to an escrow holdback of $15.5 million. The escrow period expires January 2010. The property sold included approximately thirty acres of land and the office building located on the land at 301 Velocity Way, Foster City, California, consisting of approximately 163,000 square feet and certain other assets related to the property.

We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger related covenants as of December 31, 2008. We are liable to the lessor for the financed amount of the buildings if we default on our covenants. Since we exercised our purchase option with respect to the 301 Lease, our exposure under our remaining synthetic lease arrangements is $56.9 million as of January 29, 2009.

Our remaining synthetic lease arrangement with respect to the 303 Lease could have significant negative consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions, as we are required to maintain compliance with financial covenants regardless of external conditions;

•	limit our ability to obtain additional financing due to covenants and the existing leverage;

•

require the dedication of funds to comply with the financial covenants, thereby reducing the availability of cash flow and/or ability to obtain financing to fund our growth strategy, working capital, capital expenditures, and other general corporate purposes; and

•

limit our flexibility in planning for, or reacting to, changes in our business and our industry by restricting the funds available for use in addressing such changes; and place us at a competitive disadvantage relative to our competitors.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2008 we owned or leased a total of approximately 1.0 million square feet of space worldwide. The following table sets forth the location, size and use of our principal facilities (square footage in thousands):

Location	Square footage	Leased or owned		Principal uses
	(thousands)
Foster City, California (303 Velocity Way)	295	Leased	**	Corporate offices, design and engineering, product testing, customer service
Foster City, California (301 Velocity Way)	163	Leased	*	Corporate offices sold in January 2009
Meredith, New Hampshire	160	Owned		Manufacturing (VUTEk printers and ink), design and engineering, sales, customer service
Ypsilanti, Michigan	70	Leased		Manufacturing (ink), design and engineering, sales, customer service
Bangalore, India	69	Leased		Design and engineering, sales, administrative services

Location	Square footage	Leased or owned	Principal uses
	(thousands)
Norcross, Georgia	52	Leased	Design and engineering
Minneapolis, Minnesota	44	Owned	Design and engineering, customer service, software engineering
Scottsdale, Arizona	29	Leased	Administrative services, customer service
Ratingen, Germany	27	Leased	Software engineering, sales, customer service
Pittsburgh, Pennsylvania	26	Leased	Software engineering, sales
Lebanon, New Hampshire	18	Leased	Software engineering
Brussels, Belgium	17	Leased	Sales, customer service
Schiphol-Rijk, The Netherlands	17	Leased	European corporate offices, sales, support services
Parsippany, New Jersey	12	Leased	Design and engineering
Tokyo, Japan	6	Leased	Sales, design and engineering

*

At December 31, 2008, approximately 83,596 square feet were sub-leased. On January 29, 2009, we sold the 163,000 square feet building and approximately 30 acres of land to Gilead. Please see Note 13—Sale of Land and Building in the Notes to Consolidated Financial Statements for further disclosure.

**

At our option, we could purchase the facilities during or at the end of the leases for the amount expended by the lessor to purchase the facilities. Please see Note 8—Commitment and Contingencies of the Notes to Consolidated Financial Statements.

We believe that our facilities, in general, are adequate for our present needs. We do not expect that, if the need arises, we would experience difficulties in obtaining additional space at fair market rates.

Item 3: Legal Proceedings

Legal Proceedings

We may be involved, from time to time, in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, securities law, intellectual property, employment matters and other claims or litigation matters relating to various claims that arise in the normal course of our business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss on the pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. However, taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay for the cases discussed. However, our estimates could be wrong, and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.

As of December 31, 2008, the end of the annual period covered by this report, we are subject to the various claims, lawsuits, investigations or proceedings discussed below, as well as certain other legal proceedings that have arisen in the ordinary course of business. We also settled certain matters during the fourth quarter of 2008.

Leggett & Platt, Inc. and L&P Property Management Company:

On November 6, 2007, EFI filed a complaint against Leggett & Platt, Inc. and its patent holding subsidiary, L&P Property Management Company in the U.S. District Court for the Eastern District of Missouri for declaratory and injunctive relief challenging the validity and enforceability of a patent issued to L&P. The challenged patent is a continuation of a patent that L&P previously asserted against EFI in a prior court action. The court ultimately invalidated the patent in the prior court action on multiple grounds. EFI firmly believes that the court should summarily invalidate the continuation patent for similar reasons. Further, EFI believes that L&P’s failure to adequately disclose the previous lawsuit proceedings to the U.S. Patent and Trademark Office amounts to inequitable conduct that should render the new patent unenforceable. Thus, EFI has filed a motion for summary judgment on these issues. L&P filed counterclaims against EFI, including claims for alleged infringement of the continuation patent. While EFI believes that its products do not infringe, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Durst Fototechnik Technology GmbH v. Electronics for Imaging, GmbH et al.:

On February 23, 2007, Durst brought a patent infringement action against Electronics for Imaging, GmbH (“EFI GmbH”) in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity and unenforceability based on Durst’s improper actions before the German patent office. The Company filed its Statement of Defense on August 29, 2007. EFI’s defenses include those for EFI GmbH, as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2007. At the conclusion of the trial, the court ordered the parties to provide further briefing regarding issues raised by EFI regarding the validity of Durst’s patent. On February 15, 2008, the Court decided to appoint an expert to assist it on questions related to the validity of the Durst utility model right. EFI will continue to defend itself vigorously. While EFI believes that its products do not infringe any valid claim of Durst’s patent, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Acacia | Screentone Patent Litigation:

On August 8, 2007, Screentone Systems Corporation, a subsidiary of Acacia Technologies Group, initiated litigation against several defendants, including Konica Minolta Printing Solutions, Canon USA, and Ricoh Americas, for infringement of a patent related to apparatus and methods of digital halftoning in the U.S. District Court for the Eastern District of Texas. Konica Minolta, Canon and Ricoh are EFI customers. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. At least one defendant has written requesting indemnification for any EFI products that allegedly infringe these patents.

In order to protect its products and its customers, on November 13, 2007 EFI filed a declaratory judgment action (“DJ”) in the U.S. District Court for the Central District of California seeking to invalidate the patent asserted in the Texas action, as well as an additional patent Acacia identified in previous correspondence. At about the same time, other defendants from the Texas actions filed DJ actions in Washington and Delaware. A federal multidistrict litigation panel consolidated all cases with EFI’s case in the U.S. District Court for the Central District of California, where the consolidated cases are now proceeding. The claims challenging the patent first asserted in the Texas action remain pending, and the consolidated case is currently set for trial on August 30, 2010.

While EFI does not believe that its products infringed any valid claim of Acacia and Screentone’s patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Bureau of Industry and Security Export Investigation:

In January 2005, prior to EFI’s acquisition of VUTEk, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) initiated an investigation of VUTEk relating to VUTEk’s alleged failure to comply with U.S. export regulations in connection with several export sales to Syria in 2004. EFI self-initiated an internal compliance review of historical export practices for both VUTEk and EFI. Potential violations uncovered during our compliance review were voluntarily disclosed to BIS in November 2006 (for VUTEk) and December 2006 (for EFI). Additionally, we provided BIS with detailed reports of our compliance review findings and supplemental information in March 2007 (for VUTEk) and May 2007 (for EFI). The areas of possible non-compliance found in the internal review relate to: (1) deemed exports of controlled encryption source code and/or technology to foreign nationals of Syria and Iran, (2) exports of printers and other products with encryption functionality before completion of encryption reviews by BIS and (3) statistical reporting errors on some export declarations. The Office of Export Enforcement at BIS HQ referred the VUTEk matter to an attorney in the Office of Chief Counsel for Industry and Security for final determination. In December 2008, these matters were resolved with administrative penalties of $32,000.

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

Pursuant to the settlement, the Company received $5.0 million in insurance proceeds and paid approximately $3.1 million in plaintiffs’ legal fees and costs in October 2008. The settlement also provided for the adoption of certain remedial measures, including the cancellation and repricing of certain stock options, certain payments to be made to the Company and the adoption of a number of changes to EFI’s corporate governance and procedures.

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

On September 30, 2008, EFI reached a settlement with Tesseron and, on October 17, 2008, the Ohio District Court dismissed EFI’s and Tesseron’s claims, defenses, and counterclaims against one another. The terms of the settlement between the parties are confidential and the amount has been paid to Tesseron in full.

Item 4: Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the NASDAQ National Market (now The NASDAQ Global Select Market) under the symbol EFII since October 2, 1992. The table below lists the high and low sales price during each quarter the stock was traded in 2008 and 2007.

	2008				2007
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	22.44	16.85	17.16	13.96	27.01	30.20	30.11	27.86
Low	12.35	14.00	13.10	7.56	22.11	23.44	23.52	20.56

As of February 20, 2009 there were 290 stockholders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to provide the actual number of stockholders represented by these record holders.

We did not declare or pay cash dividends on our capital stock in either fiscal year 2008 or 2007. We currently anticipate that we will retain all available funds for the operation of our business and will not pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information regarding our equity compensation plans may be found in Item 12 of this Annual Report on Form 10-K and is incorporation herein by reference.

Repurchases of Equity Securities

Purchases of equity securities during the twelve months ended December 31, 2008 were (in thousands except for per share amounts):

Fiscal month	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans(1)
January 2008	901	$13.75	901	$85,412
February 2008	1,096	$15.13	1090	$68,922
March 2008	1	$14.00	0	$—
April 2008	6	$14.42	0	$—
May 2008	838	$15.94	837	$55,580
June 2008	0	$—	0	$55,580
July 2008	110	$14.01	109	$54,049
August 2008	729	$15.39	729	$42,829
September 2008	4	$13.88	0	$42,829
October 2008	418	$9.26	418	$38,950
November 2008	617	$9.35	614	$33,208
December 2008	33	$9.76	0	$33,208

Total	4,753	$13.72	4,698

(1)	In November 2007, our Board of Directors authorized $100.0 million to be used for the repurchase of outstanding common stock. For the twelve months ended December 31, 2008, we repurchased a total of

4.7 million shares for an aggregate purchase price of $64.6 million under these publicly announced plans. In February 2009, the $33.2 million remaining for repurchase under the 2007 board authorization was canceled by the Board of Directors and replaced with a new authorization to purchase an additional $100.0 million of outstanding common stock. Our buyback program is limited by SEC regulations and compliance with the Company’s insider trading policy.

(2)

Includes approximately 55 thousand shares purchased from employees to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock awards and stock units in addition to the 4.7 million shares repurchased pursuant to our stock repurchase program.

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

The following graph demonstrates a comparison of cumulative total returns based upon an initial investment of $100 in the Company’s Common Stock as compared with the NASDAQ Composite and the NASDAQ Computers and Manufacturers Index. The stock price performance shown on the graph below is not indicative of future price performance and only reflects the Company’s relative stock price for the five-year period ending on December 31, 2008. All values assume reinvestment of dividends and are calculated at December 31 of each year.

Item 6: Selected Financial Data

The following table summarizes selected consolidated financial data as of and for the five years ended December 31, 2008. This information should be read in conjunction with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto. For a more detailed description, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Operations(1)
Revenue	$560,380	$620,586	$564,611	$467,117	$394,604

Gross profit	317,417	361,147	335,170	288,452	256,113

Income (loss) from operations(2)(3)	(145,015)	(2,231)	15,561	(13,948)	11,112

Net income (loss)(2)(3)	$(113,444)	$26,843	$(183)	$(5,180)	$35,565

Earnings per share
Net income (loss) per basic common share	$(2.16)	$0.47	$(0.00)	$(0.10)	$0.66

Net income (loss) per diluted common share	$(2.16)	$0.44	$(0.00)	$(0.10)	$0.60

Shares used in basic per-share calculation	52,553	56,679	56,559	54,425	53,898

Shares used in diluted per-share calculation	52,553	68,102	56,559	54,425	63,979

Financial Position
Cash, cash equivalents and short-term investments	$189,351	$499,852	$510,171	$469,616	$659,559
Working capital	293,830	270,677	261,774	459,077	617,076
Total assets	751,948	1,157,739	1,144,651	1,088,438	1,025,323
Convertible senior debentures	—	240,000	240,000	240,000	240,000
Stockholders’ equity	601,218	743,996	751,578	710,739	674,026

(1)

These results include acquired company results of operations beginning on the date of acquisition. See Note 2—Acquisitions of our Notes to Consolidated Financial Statements for a summary of recent acquisitions.

(2)

Includes stock-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) of $33.4 million, $24.5 million, and $23.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. Because we implemented SFAS 123(R) as of January 1, 2006, prior periods do not reflect stock-based compensation expense related to this new accounting standard. See Note 12 of Notes to consolidated financial statements.

(3)

Includes goodwill and long-lived asset impairment charges of $111.9 million for the year ended December 31, 2008. Includes restructuring and other charges of $11.0 million, $1.5 million, and $1.0 million for the years ended December 31 2008, 2007, and 2006. Includes acquired in-process research and development costs of $2.7 million $0 million, $8.5 million, $45.3 million and $1.0 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 respectively. See Note 2—Acquisitions of Notes to consolidated financial statements. Also includes real-estate related charges of $14.4 million for the year ended December 31, 2004 and restructuring charges of $2.7 million for the year ended December 31, 2005.

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

Overview

Key financial results for 2008 were as follows:

•

Our consolidated revenues decreased by approximately 10%, or $60.2 million, from $620.6 million in 2007 to $560.4 million for the year ended December 31, 2008. This was due primarily to the Controllers product revenues, which contributed $52.7 million of the decrease in 2008.

•	Gross margins decreased to 57% in 2008 versus 58% in 2007 due to a greater percentage of Inkjet products sales which have lower gross margins than our APPS and Controller products.

•

Operating expenses as a percent of revenues increased from 59% in 2007 to 82% in 2008 primarily due to impairment charges recorded on goodwill and certain long lived assets as a result of the impairment analysis conducted during the fourth quarter, in-process research & development write-off charges related to our acquisition of Pace and Rastek, and increased restructuring and other costs as a result of headcount reductions and facility closures during the year. Had these costs not be included in operating expenses, our total operating expenses for 2008 would have been 60% of revenues, which approximates prior year total operating expenses as a percentage of revenues.

•

Interest and other income decreased from 4% of revenue in 2007 to 2% of revenue in 2008 driven by lower interest income on our investments on lower investment balances and interest rates. We sold a substantial portion of our investment portfolio during the first five months of 2008 in order to generate cash for the redemption of our 1.50% convertible senior debentures, which occurred on June 2, 2008.

•

In 2008, we recorded a benefit from income taxes of $19.6 million on pretax loss of $133.1 million and, in 2007, we recorded a benefit from income taxes of $4.6 million on pretax income of $22.2 million. The change from 2008 to 2007 primarily related to a pre-tax loss of $133.1 million incurred in 2008.

Results of Operations

The following table sets forth items in our consolidated statements of operations as a percentage of total revenue for 2008, 2007 and 2006. These operating results are not necessarily indicative of results for any future period.

	Years ended December 31,
	2008	2007	2006
Revenue	100%	100%	100%
Gross Profit	57%	58%	59%
Operating expenses:
Research and development	25%	23%	23%
Sales and marketing	21%	19%	18%
General and administrative	8%	11%	8%
Restructuring and other	2%	—%	—%
Amortization of identified intangibles	5%	6%	6%
In-process research and development	1%	—%	2%
Goodwill and asset impairment	20%	—%	—%

Total operating expenses	82%	59%	57%

Income (loss) from operations	(25)%	(1)%	2%
Interest and other income, net	2%	4%	5%

Income (loss) before income taxes	(23)%	3%	7%
Benefit from (provision for) income taxes	4%	1%	(7)%

Net income (loss)	(19)%	4%	—%

Revenue

We currently classify our revenue into three categories. The first category, “Controllers,” includes products and technology which connect digital copiers with computer networks, and is made up of stand-alone controllers and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This category includes our Fiery series (external print servers and embedded servers), Splash and MicroPress, color and black and white server products, software options for Fiery products and parts. It also includes server-related revenue comprised of scanning solutions. The second category, “Inkjet Products,” consists of sales of the super-wide and wide format inkjet printers, industrial inkjet printers, inks, and parts and services revenue from the VUTEk, Jetrion, and Rastek businesses. The third category, “Advanced Professional Print Software,” or APPS, consists of software technology focused on printing workflow, print management information systems (PMIS), proofing and e-commerce and job tracking tools. APPS also consists of revenue from the Pace business in PMIS and e-commerce solutions.

Our revenues by product category for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Years ended December 31,						% change
Revenue	2008		2007(1)		2006(1)		2008 over 2007	2007 over 2006
Controllers	$278,738	50%	$331,474	53%	$328,443	58%	(16)%	1%
Inkjet Products	219,959	39%	229,253	37%	180,203	32%	(4)%	27%
Advanced Professional Printing Software	61,683	11%	59,859	10%	55,965	10%	3%	7%

Total revenue	$560,380	100%	$620,586	100%	$564,611	100%	(10)%	10%

(1)

Revenues in Controllers and APPS categories for the twelve months ended December 31, 2006 and December 31, 2007 have been revised to reflect the reclassification of Controller-related software revenue from the APPS category to the Controllers category. Total revenue from the twelve months ended December 31, 2006 and December 31, 2007 have not changed.

Overview

Revenue was $560.4 million in 2008, compared to $620.6 million in 2007 and $564.6 million in 2006 resulting in a 10% decrease in 2008 versus 2007 and a 10% increase in 2007 versus 2006. The $60.2 million decrease in 2008 compared to 2007 was primarily due to a $52.7 million decrease in Controllers revenues and a $9.3 million decrease in Inkjet product revenues, offset by a slight increase of $1.8 million in APPS revenues.

Controllers Revenues

In our Controllers category, revenue declined by $52.7 million or 16% in 2008 versus 2007, which was primarily driven by reduced demand from our OEM customers throughout the world due to a slowing global economy. The tightening of global credit markets also contributed to the decline as it has become relatively more difficult for some of our customers to obtain financing.

Inkjet Products Revenues

Inkjet product revenues were $220.0 million in 2008 as compared to $229.3 million in 2007. The year-over-year decline of $9.3 million or 4% was primarily due to substantially lower printer volume in the fourth quarter of 2008, as year-over-year revenues in the fourth quarter of 2008 versus 2007 decreased by $21.5 million or 31% in total. It has become relatively more difficult for customers to obtain financing to purchase our products due to the tightening of global credit markets. In addition, the softening of the retail sector and the related demand for signs, billboards and point of purchase displays has impacted our customers’ businesses and their demand for ink, which resulted in a lower demand for our ink products in the fourth quarter of 2008.

Inkjet product revenues were $180.2 million in 2006 as compared to $229.3 million in 2007. The increase is due to the continued sales of VUTEk’s QS series of UV printers, driven by demand in Europe, Middle East and Africa (“EMEA”) and the Americas.

Advanced Professional Print Software Revenues

Revenue in the Advanced Professional Print Software category increased by $1.8 million or 3% in 2008 over 2007, primarily due to the strong sales of our PMIS products and partially due to the acquisition of Pace during the third quarter of 2008 which strengthened our PMIS products. The APPS category increased 7% in 2007 over 2006 primarily due to the strength of our suite of products. This category includes our management systems software, including Hagen, Pace, PSI, Logic, PrintSmith and PrintFlow; our web-based order entry and order management software, including Digital StoreFront PrinterSite Suite; and our proofing software, including ColorProof XF and resale of products from third party suppliers such as XmPie software and Manhattan Associates software among others. The software applications in this category generate higher margins, favorably impacting our margins. In 2008, we re-organized our PMIS product lines after the acquisition of Pace in order to better leverage our investment in this segment and concentrate our resources on fewer products. As a result, we are no longer selling PSI and Logic to new customers and have reduced our investment in the development of these products. We currently sell PrintSmith to small print-for-pay and small commercial print shops, Pace to medium and large commercial printers, wide format and digital printers, and Monarch to large commercial printers, publication printers, and digital printers.

Revenues by geographic area for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	For the years ended December 31,						% change
	2008		2007		2006		2008 over 2007	2007 over 2006
Americas	$297,896	53%	$327,232	53%	$303,931	54%	(9)%	8%
EMEA	194,474	35%	216,308	35%	175,037	31%	(10)%	24%
Japan	52,048	9%	58,015	9%	63,248	11%	(10)%	(8)%
Other international locations	15,962	3%	19,031	3%	22,395	4%	(16)%	(15)%

Total revenue	$560,380	100%	$620,586	100%	$564,611	100%	(10)%	10%

Revenue declined in 2008 across all regions primarily driven by our Controllers products. In the individual regions, Controllers product revenues in 2008 represented 46%, 43%, 98%, and 41% of revenue in the Americas, EMEA, Japan and other international locations, respectively.

In 2008, revenues in the Americas, EMEA, and Japan regions represented 35%, 53% and 9% of revenues, respectively, with no change from 2007.

Revenue growth in 2007 across all regions was primarily driven by our Inkjet products.

Shipments to some of our U.S. OEM customers are made to centralized purchasing and manufacturing locations, which in turn ship to other locations, making it more difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what is reported. We expect that sales outside of the United States will continue to represent a significant portion of our total revenue.

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the year ended December 31, 2008, two customers—Canon and Xerox—each provided more than 10% of our revenue individually and approximately 29% of revenue in the aggregate. For the year ended December 31, 2007, two customers—Canon and Xerox—each provided more than 10% of our revenue individually and approximately 31% of revenue in the aggregate. For the year ended December 31, 2006, Canon and Xerox each provided more than 10% of our revenue individually and approximately 34% of revenue in the aggregate. We have shown decreasing dependency on the OEM business although in 2008, 49% of our revenues were from non-OEM sources. In 2007 and 2006, 51% and 52% respectively of our business was from non-OEM sources. We do not expect a decrease in OEM revenue in 2009 as a percentage of total revenue, but over time we do expect the OEM percentage to decline.

The decreasing reliance on major OEM partners is attributable to the increasing percentage of revenue derived from the Inkjet Products business and APPS business where most of the revenue is generated from sales to distributors and direct customers. No assurance can be given that our relationships with distributors and direct customers will continue or that we will be successful in maintaining or increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations by most of our OEMs to purchase our products at all, or in significant amounts. Such reductions have occurred in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenues from our Inkjet Products and our professional printing applications, the percentage of our revenue that comes from individual OEMs will continue to decrease further.

We intend to continue to develop new products and technologies for each of our product lines including new generations of controllers and Controller products and other new product lines and to distribute those new products to or through current and new OEM customers, distribution partners, and end-users in 2009 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

To the extent that sales of our products do not grow over time in absolute terms, or if we are not able to meet demand for higher unit volumes, it could have a material adverse effect on our operating results. There can be no assurance that any products that we introduce in the future will successfully compete, be accepted by the market, or otherwise effectively replace the volume of revenue and/or income from our older products. Market acceptance of our software products, products acquired through acquisitions and other products cannot be assured.

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

Stock-based Compensation

Stock-based compensation expenses were $33.4 million, $24.5 million, and $23.7 million respectively for the years ended December 31, 2008, 2007, and 2006. The year-over-year increase of $8.9 million or 36% from 2007 to 2008 was primarily due to the absence of equity award issuances for the first 10 months of 2007 as a result of the stock options investigation conducted at that time. See Note 12 of our Notes to Consolidated Financial Statements for more discussion of Stock-based compensation.

Gross Margins

Our gross margins were 57%, 58%, and 59% for 2008, 2007 and 2006, respectively. The decrease in gross margins in 2008 and 2007 was primarily due to the greater mix of Inkjet sales. Our inkjet printers have a lower gross margin than our Controllers and APPS product lines. Product mix is a significant driver in our gross margins and we cannot predict the impact that product mix will have on future gross margin results. Our inkjet product line is growing as a percentage of revenue which decreases gross margin percentage. For 2008 inkjet revenues were 39% of total revenue as compared to 37% and 32% of total revenues in 2007 and 2006, respectively.

Gross margins on our inkjet products are lower than gross margins on our Controllers business. Our ink sales represent a continuing revenue stream to existing customers that will increase if our inkjet customers’ production increases. Ink margins are typically higher than overall inkjet margins.

If our product mix changes significantly, our gross margins will fluctuate. In addition, gross margins can be impacted by a variety of other factors. These factors include the market prices that can be achieved on our current and future products, the availability and pricing of key components (including DRAM, Processors, and print heads), third party manufacturing costs, product, channel and geographic mix, the success of our product transitions and new products, competition and general economic conditions in the United States and abroad. Consequently, gross margins may fluctuate from period to period. In addition to the factors affecting revenue described above, if we reduce prices, gross margins for our products could be lower.

Our print controllers are manufactured by third-party manufacturers who purchase most of the necessary components. If our third-party manufacturers cannot obtain the necessary components at favorable prices, we could experience an increase in our product costs. We purchase certain parts directly, including processors, memory, certain ASICs and software licensed from various sources, including PostScript® interpreter software, which we license from Adobe.

Operating Expenses

Operating expenses increased by 27% in 2008 over 2007 and increased by 14% in 2007 over 2006. Operating expenses as a percentage of revenue totaled 82%, 59%, and 57% for 2008, 2007, and 2006, respectively. The increase in operating expenses as a percentage of revenue in 2008 versus 2007 primarily resulted from impairment charges incurred on goodwill and long-lived assets during the fourth quarter of 2008, in-process research and development write-off costs related to the acquisition of Pace and Rastek, and an increase in restructuring and other costs, The increase in operating expenses as a percentage of revenue in 2007 versus 2006 primarily resulted from increases in personnel related costs.

Research and Development

Research and development expenses consist primarily of costs associated with personnel, consulting and prototype parts. Research and development expenses were $140.4 million or 25% of revenue in 2008 compared to $140.5 million or 23% of revenue in 2007 and $127.9 million or 23% of revenue in 2006. The slight decrease of $0.1 million in 2008 was primarily due to a $5.3 million decrease in personnel-related costs, a $1.0 million decrease in consulting expenses, and a $2.7 million decrease in prototypes and non-recurring engineering expenses offset by a $3.9 million increase in stock-based compensation expense, a $0.9 million increase in depreciation of fixed assets, and a $3.5 million increase in allocation of overhead expenses due to a change in allocation methodology in certain overhead expenses. The increase of $12.6 million in 2007 versus 2006 was primarily due to a $9.7 million increase in employee costs related to increased headcount as a result of our investments in our research and development organizations, a $2.0 million increase in consulting fees, a $1.2 million increase in prototype expenses and a $.7 million increase in stock-based compensation expense and other equity plan related costs.

Research and development headcount was 894 and 914 as of December 31, 2008 and 2007, respectively.

We believe that the development of new products and the enhancement of existing products are essential to our success and we intend to continue to devote substantial resources to research and new product development efforts. Accordingly, we expect that our research and development expenses may increase in absolute terms and also as a percentage of revenue in future periods.

Sales and Marketing

Sales and marketing include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, Asia, and other locations around the world. Sales and marketing expenses for 2008 were $119.4 million or 21% of revenue compared to $120.4 million or 19% of revenue in 2007 and $99.2 million or 18% of revenue in 2006.

The $1.0 million decrease in expenses in 2008 versus 2007 was primarily related to a $3.2 million decrease in marketing and travel-related expenses and a $0.5 million decrease in consulting expenses offset by a $2.1 million increase in stock-based compensation expense, and a $0.8 million increase in allocation of overhead expenses due to a change in allocation methodology in certain overhead expenses. The $21.3 million increase in expenses in 2007 versus 2006 was primarily related to a $10.8 million increase in personnel costs related to increased headcount and related sales commissions attributable to the increase in Inkjet sales, a $3.4 million increase in overhead expenses related to the Inkjet expansion in the EMEA region, a $3.2 million increase in travel-related expenses, and a $1.4 million increase in Inkjet promotional expenses.

Sales and marketing headcount was 515 and 519 as of December 31, 2008 and 2007, respectively.

Over time, our sales and marketing expenses may increase in absolute terms as we continue to actively promote our products, introduce new products and services, and continue to build our sales and marketing organization, particularly in Europe and Asia Pacific. Sales and marketing expenses may also increase as we continue to grow our software solutions, Inkjet products, and other new product lines, which require greater sales and marketing support from us. We expect that if the U.S. dollar remains volatile against the Euro or other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of costs associated with administrative personnel, legal and accounting expense and stock option investigation costs. General and administrative expenses were $47.7 million or 8% of revenue in 2008 compared to $67.5 million or 11% of revenue in 2007 and $47.6 million or 8% of revenue in 2006. The $19.8 million decrease in 2008 versus 2007 consists primarily of a decrease of $18.3 million in legal and accounting expenses related to the stock option investigation completed in 2007 and U.S. Internal Revenue Code Section 409A tax payments made to the U.S. government on behalf of employees, a decrease of acquisition costs of $1.5 million, and a decrease of $5.0 million in allocation of overhead expenses as a result of a change in allocation methodology on certain overhead expenses offset by a $3.8 million increase in legal expenses, and a $2.3 million increase in stock-based compensation expense.

The $19.9 million increase in 2007 versus 2006 consists primarily of $9.2 million in legal and accounting expenses related to the stock option investigation, a $3.9 million increase in personnel costs as a result of headcount growth to support the growth in the VUTEk business, a $3.8 million increase in bad debt expense due to the prior year reversal of the VUTEk acquisition allowance for doubtful accounts, $1.5 million in costs related to an acquisition that was not consummated in the first quarter of 2007, and a $1.3 million increase in personnel costs related to the tax settlement pursuant to Section 409A of the U.S. Internal Revenue Code.

Restructuring and Other

Restructuring and other costs totaled $11.0 million or 2% of revenue in 2008. We announced and implemented restructuring plans during 2008 that included organizational changes within targeted research and development, sales and marketing, and general and administration functions to better align spending levels with expected revenues. These charges primarily include cash severance costs, benefits continuation costs, outplacement costs, and facility closure costs related to five sites.

Amortization of Identified Intangibles

Amortization of identified intangibles was $29.4 million or 5% of revenue in 2008 versus $33.5 million or 6% of revenue in 2007 and $35.5 million or 6% of revenue in 2006. The decrease of $4.1 million in 2008 versus 2007 is due to several intangible assets becoming fully amortized in 2008, offset partially by the increased amortization from Pace and Rastek intangible assets beginning in 2008. The decrease of $2.0 million in 2007 versus 2006 is due to several intangible assets becoming fully amortized in 2007.

In-Process Research and Development

In 2008, we incurred in-process research and development expenses of $2.7 million as a result of our acquisitions of Pace and Rastek during the third and fourth quarters, respectively. No in-process research and development expenses were incurred in 2007. In 2006, we incurred in-process research and development expenses of $8.5 million as a result of our acquisition of Jetrion.

Interest and Other Income, Net

Interest and other income

Interest and other income was $13.5 million in 2008 compared with $29.5 million in 2007 and $24.0 million in 2006. The decrease of $16.0 million from 2007 to 2008 was driven by lower interest income on our investments as a result of lower investment balances and interest rates as we sold a substantial portion of our investment portfolio during the first five months of 2008 in order to generate cash for the redemption of our 1.50%

convertible senior debentures, which occurred on June 2, 2008. Interest and other income was $29.5 million in 2007 compared with $24.0 million in 2006, an increase of $5.5 million. The increase was attributable to higher interest rates and higher average cash, cash equivalents and investment balances. We had net realized gains on our marketable securities of $3.9 million in 2008, and net realized losses of $0.3 million and $0.2 million in 2007, and 2006, respectively.

Interest expense

Interest expense consists of interest and debt amortization costs related to our 1.50% convertible senior debentures. Interest expense for the year ended December 31, 2008 was $1.5 million compared to $5.0 million for each of the years ended December 31, 2007 and 2006, respectively. The decrease of $3.5 million from 2007 to 2008 was driven by the redemption of the outstanding balance of our 1.50% convertible senior debentures on June 2, 2008, which totaled $240.0 million.

Gain on Sale of Product Line

During the second quarter of 2006, we sold our inventory and net assets related to our Mobile Workforce Automation line of products.

Goodwill and Long-Lived Asset Impairment

We perform our annual impairment analysis of goodwill in the third quarter of each year according to the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). The provision requires that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment testing to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

We performed our annual valuation analysis of goodwill on September 30, 2008 in accordance with SFAS142 as stated above. The goodwill valuation analysis was performed based on our respective reporting units—Controller, Inkjet, and Advanced Professional Print Software. Our reporting units are consistent with our product categories identified in Note 15 of Notes to the Consolidated Financial Statements. Our product categories meet the definition of a reporting unit one level below an operating segment in accordance with SFAS 142 as each product category constitute a business for which discrete financial information is available and reviewed by segment management.

We determined the fair value of the Inkjet reporting unit based on a weighting of market and income approaches. The fair value of the Controller and APPS reporting units was determined based on the market approach. Under the market approach, we estimated the fair value based on market multiples of revenues or earnings. Under the income approach, we measured fair value of the reporting units based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our current business model. Based on our valuation results, we had determined that the fair values of our reporting units continued to exceed their carrying values. Therefore, management determined that no goodwill impairment charge was required as of September 30, 2008.

We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the life of the asset may need to be revised. Factors we consider important which could trigger an impairment review include the following:

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	our market capitalization relative to net book value; and

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business.

When we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our annual review of goodwill performed in the third quarter of 2008 indicated that there was no impairment of goodwill. We performed our annual valuation analysis of goodwill on September 30, 2008 in accordance with SFAS142 as stated above.

During the fourth quarter of 2008, our market capitalization declined significantly as a result of declining worldwide economic conditions caused by the tightening of global credit markets. Based on a combination of factors including the recent economic environment, the resulting erosion in our market capitalization, and the lowering of our 2009 revenue outlook subsequent to the third quarter of 2008, we performed an interim impairment analysis during the fourth quarter of 2008.

Based on the internal market-based valuation that we performed, the fair value of the Controller and APPS product categories significantly exceeded their carrying value as of December 31, 2008. Consequently, it was not considered necessary to obtain a third party valuation of these reporting units. A third party interim valuation was obtained with respect to the Inkjet product category, which was equally weighted between the income and market approach.

Based on the outcome of the interim impairment analysis, we concluded that an impairment had occurred relating to the Inkjet product category resulting in a non-cash goodwill impairment charge of $104 million during the fourth quarter of 2008. There were no impairments of goodwill, intangible assets, or other long-lived assets in 2007 and 2006.

Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, we made the following assumptions:

•	the current economic downturn will continue through fiscal year 2010,

•	the economic downturn is partially mitigated by new product introductions in 2010,

•	followed by a recovery period between 2011 and 2013, and

•	long-term industry growth past 2013.

Our discounted cash flow projections for the Inkjet reporting unit were based on five-year financial forecasts. The five-year forecasts were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the independent valuation firm engaged by us. The significant assumptions of these five-year forecasts included annual revenue growth rates ranging from -11.0% to 12% for the Inkjet reporting unit. The future cash flows were discounted to present value using a mid-year convention and a discount rate of 16%. Terminal values were calculated using the Gordon growth methodology with a long-term growth rate of 4.5%. The sum of the fair values of the Controllers, APPS, and Inkjet reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. The significant assumptions used in determining fair values of the reporting units using comparable company market values include the determination of appropriate market comparables, the estimated multiples of revenue, EBIT, and EBITDA that a willing buyer is likely to pay, and the estimated control premium a willing buyer is likely to pay.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the three months ended December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross margin rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the third quarter of 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

If we were to increase the revenue growth factor by 1%, the impairment amount would be decreased by approximately $2.5 million. If we were to decrease the revenue growth factor by 1%, the impairment amount would be increased by approximately $2.4 million. If we were to decrease the discount rate by 1%, the impairment amount would be decreased by approximately $13.8 million. If we were to increase the discount rate by 1%, the impairment amount would be increased by approximately $8.8 million. We believe that the assumptions and rates used in our impairment test under SFAS142 are reasonable. However, they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts.

Long-Lived Assets

Other investments, included within Long-Lived Assets, consist of equity and debt investments in privately-held companies that develop products, markets and services that are strategic to us. Investments in which we exercise significant influence over operating and financial policies, but do not have a majority voting interest, are accounted for using the equity method of accounting.

The process of assessing whether a particular equity investment’s fair value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for these securities. In making this judgment, we carefully consider the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This process is based primarily on information that we request and receive from these privately-held companies and is performed on a quarterly basis. Although we evaluate all of our privately-held equity investments for impairment based on this criteria, each investment’s fair value is only estimated when events or changes in circumstances have occurred that may have a significant effect on its fair value (because the fair value of each investment is not readily determinable). Where these factors indicate that the equity investment’s fair value is less than its carrying cost, and where we consider such diminution in value to be other than temporary, we record an impairment charge to reduce such equity investment to its estimated net realizable value.

During the fourth quarter of 2008, EFI assessed each remaining investment’s R&D technology pipeline and market conditions for the next several years in the industry and determined that it is no longer probable that they will generate enough positive future cash flows to recover the full carrying amount of the investment. As such, we recognized an impairment charge of $7.9 million.

Income Taxes

In 2008, we recorded a tax benefit of $19.6 million on a pre-tax operating loss of $133.1 million, compared to a tax benefit of $4.6 million recorded in 2007 on pre-tax operating income of $22.2 million and a tax provision of $41.7 million recorded in 2006 on pre-tax operating income of $41.5 million. In each of these years, we benefited from research and development credits. Our taxes also decreased due to both lower taxes on foreign income in 2008 and 2007 and the extra-territorial income exclusion in 2006. Our taxes increased due to both non-deductible stock compensation charges in each of these years, and non-deductible goodwill impairment charges in 2008. As a result of discrete tax adjustments, our taxes in 2008 increased $0.7 million due to interest accrued on prior year tax contingency reserves and $2.5 million related to SFAS 123(R) (“Share-Based Payment”) tax shortfalls. Discrete tax adjustments also reduced our 2008 taxes by $0.5 million due to a reassessment of our taxes resulting from our filing of our 2007 federal and state income tax returns, $2.5 million due to the completion of our 2002-2004 IRS audits, $2.2 million due to one-time severance costs and $0.3 million due to a reduction in tax reserves, established in prior years on income from foreign operations. As a result of discrete tax adjustments, our taxes in 2007 increased $0.3 million due to interest accrued on prior year tax contingency reserves and $0.9 million due to our reassessment of taxes resulting from our filing of our 2006 federal and state income tax returns. Discrete tax adjustments also reduced our 2007 taxes by $1.6 million due to a reassessment of our federal tax contingency reserves, $1.1 million due to a one-time bonus payment to employees related to the temporary suspension of our ESPP program, $0.4 million related to U.S. Internal Revenue Section 409A payments made on employees’ behalf, and $0.5 million valuation allowance release related to compensation deductions that are no longer anticipated to be limited by U.S. Internal Revenue Code Section 162(m). As a result of discrete tax adjustments, our taxes in 2006 were reduced by $0.9 million as a result of the expiration of the statute of limitations for state income tax purposes and $0.4 million due to a reassessment of tax contingency reserves related to the filing of foreign income tax returns, and were increased by $34.9 million due to the migration of the non-North American VUTEk and chipset product lines to our European headquarters and $2.9 million related to sales of the MWA assets.

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

In the third quarter of 2008, we finalized a closing agreement with the Internal Revenue Service (IRS) to complete their examination of the 2002 through 2004 tax years. As a result of the IRS audit settlement, we also reduced our unrecognized tax benefits by $6.6 million, of which $2.5 million was recorded as a discrete tax benefit. In conjunction with the IRS audit settlement, we also reduced deferred tax assets and equity by $4.1 million and $2.0 million respectively and expect to pay approximately $2.0 million to federal and state tax authorities as a result of the closure of the audit. These adjustments are primarily related to intercompany cost allocations and the research and development credits.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, purchase commitments, revenue recognition and contingencies on an ongoing basis. The estimates are based upon historical and current experience, the impact of the current economic environment, and on various other assumptions that are believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We license our software primarily under perpetual licenses. Revenue from software consists of software licensing, post-contract customer support and professional consulting. We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), and if applicable, SAB 104 and EITF 00-21 to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

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

Allowances for doubtful accounts, inventory reserves, warranty reserves, and litigation accruals. To determine the need for an allowance for doubtful accounts, management must make estimates of the collectability of our accounts receivables. To do so, management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $97.3 million, net of allowance for doubtful accounts and sales returns of $8.5 million, as of December 31, 2008.

Similarly, management must make estimates of potential future inventory obsolescence and purchase commitments to measure the need for inventory reserves. Management analyzes current economic trends, changes in customer demand and the acceptance of our products when evaluating the adequacy of such allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances and reserves in any accounting period. Material differences may result in changes in the amount and timing of our income for any period if management made different judgments or utilized different estimates. Our inventory balance was $48.8 million, net of inventory reserves of $9.8 million, as of December 31, 2008.

Management must make estimates of potential inventory return rates and replacement or repair costs to measure the need for warranty reserves. Significant management judgments and estimates must be made and used in connection with establishing warranty reserves in any accounting period. Material differences may result in changes in the amount and timing of our income for any period if management made different judgments or utilized different estimates. Warranty reserves were $6.8 million as of December 31, 2008.

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

Accounting for stock-based compensation. We account for stock-based compensation in accordance with SFAS 123(R), “Share-Based Payment.” We must use our judgment in determining and applying the assumptions needed for the valuation of stock options, issuances under our Employee Stock Purchase Plan, and stock awards. We also are required to apply a forfeiture rate to reflect what we believe will be our final expense related to stock-based compensation. The amounts to be recorded as stock-based compensation expense expected in the future are subject to change if our assumptions for the variables used in determining the fair value of the instruments and the forfeiture rates are revised. In adopting SFAS 123(R), we elected to adopt the simplified method to establish our beginning balance for the additional paid-in capital pool related to the tax effects of employee stock-based compensation. Tax shortfalls resulting from the tax effects of employee stock-based compensation in 2008 absorbed the remaining balance of the additional paid-in capital pool.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have maintained a valuation allowance of $4.0 million as of December 31, 2008 for foreign tax credits resulting from the 2003 acquisition of Best and compensation deductions potentially limited by U.S. Internal Revenue Code 162(m). If actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could materially impact our financial position and results of operations.

Net deferred tax assets as of December 31, 2008 were $60.8 million.

Significant management judgment is also required in evaluating our uncertain tax positions. Our gross unrecognized benefits total $33.8 million as of December 31, 2008. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. If the actual settlements differ from these estimates or we adjust these estimates in future periods, we may need to recognize a tax benefit or an additional tax charge that could materially impact our financial position and results of operations.

Valuation analyses of intangible assets and goodwill. We review goodwill annually in the third quarter of each year and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The provisions of SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with our product categories identified in Note 15—Information Concerning Business Segments and Major Customers of Notes to Consolidated Financial Statements. We determine the fair value of our reporting units based on an appropriate weighting of market and income approaches. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings of comparable companies. Under the income approach, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment testing order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value then we record an impairment loss equal to the difference.

We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the life of the asset may need to be revised. Factors we consider important which could trigger an impairment review include the following:

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	our market capitalization relative to net book value; and

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business.

When we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our annual review of goodwill performed in the third quarter of 2008 indicated that there was no impairment of goodwill. We performed our annual valuation analysis of goodwill on September 30, 2008 in accordance of SFAS142 as stated above. Valuation analysis of goodwill was performed on our respective reporting units—Controller, Inkjet, and Advanced Professional Print Software using an equal weighing between the market and income approach for the Inkjet reporting unit and using the market approach for the Controller and APPS reporting units. Our reporting units are consistent with our product categories identified in Note 15—Information Concerning Business Segments and Major Customers of Notes to the Consolidated Financial Statements. Based on our valuation results, we had determined that the fair values of our reporting units continued to exceed their carrying values. Therefore, management determined that no goodwill impairment charge was required as of September 30, 2008.

During the fourth quarter of 2008, our market capitalization declined significantly as a result of declining worldwide economic conditions caused by the tightening of global credit markets. Based on a combination of factors including the recent economic environment, resulting erosion in our market capitalization, and the lowering of our 2009 revenue outlook subsequent to the third quarter of 2008, we performed an interim impairment analysis during the fourth quarter of 2008.

Based on the internal market-based valuation that we performed, the fair value of the Controller and APPS product categories significantly exceeded their carrying value as of December 31, 2008. Consequently, it was not considered necessary to obtain a third party valuation of these reporting units. A third party interim valuation was obtained with respect to the Inkjet product category, which was equally weighted between the income and market approach.

Based on the outcome of the interim impairment analysis, we concluded that an impairment had occurred resulting in a non-cash impairment charge of $111.9 million during fourth the quarter of 2008 related to both goodwill and other long-lived assets. There were no impairments of goodwill, intangible assets or other long-lived assets in 2007 and 2006.

Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, we made the following assumptions:

•	the current economic downturn will continue through fiscal year 2010,

•	the economic downturn is partially mitigated by new product introductions in 2010,

•	followed by a recovery period between 2011 and 2013, and

•	long-term industry growth past 2013.

Our discounted cash flow projections for the Inkjet reporting unit were based on five-year financial forecasts. The five-year forecasts were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the independent valuation firm engaged by us. The significant assumptions of these five-year forecasts included annual revenue growth rates ranging from (11.0%) to 12% for the Inkjet reporting unit. The future cash flows were discounted to present value using a mid-year convention and a discount rate of 16%. Terminal values were calculated using the Gordon growth methodology with a long-term growth rate of 4.5%. The sum of the fair values of the Controllers, APPS, and Inkjet reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. The significant assumptions used in determining fair values of the reporting units using comparable company market values include the determination of appropriate market comparables, the estimated multiples of revenue, EBIT, and EBITDA that a willing buyer is likely to pay, and the estimated control premium a willing buyer is likely to pay.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the three months ended December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross margin rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the third quarter of 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Business combinations We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

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

On July 28, 2008, we acquired Pace Systems Group, Inc. (“Pace”) for approximately $20.0 million in cash plus an additional future cash earn out amount, which is contingent upon achieving certain performance targets. We acquired Pace to further strengthen our Advanced Professional Print Software reporting unit. On December 2, 2008, we acquired Raster Printers, Inc. (“Rastek”), a mid-market, wide format graphics printer developer and manufacturer, to further expand our Inkjet line of products. The Pace and Rastek acquisitions are discussed more fully in Note 2—Acquisitions of Notes to the Consolidated Financial Statements.

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

Determining functional currencies for the purpose of consolidating our international operations. We have a number of foreign subsidiaries which together account for approximately 46% of our net revenues, approximately 10% of our total assets and approximately 32% of our total liabilities as of December 31, 2008. We typically quote and bill our international customers in United States dollars.

Based on our assessment of the factors discussed below, we consider the United States dollar to be the functional currency for each of our international subsidiaries except for our Japanese subsidiary, Electronics for Imaging Japan YK, for which we consider the Japanese Yen to be the subsidiary’s functional currency and our German subsidiary, Electronics for Imaging GmbH, for which we consider the Euro to be the subsidiary’s functional currency.

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

Liquidity and Capital Resources

(in thousands)	2008	2007	2006
Cash and cash equivalents	$132,152	$165,636	$166,996
Short-term investments	57,199	334,216	343,175

Total cash, cash equivalents and short-term investments	$189,351	$499,852	$510,171

Net cash provided by operating activities	$27,819	$69,625	$66,962
Net cash used for investing activities	236,689	(6,561)	(94,231)
Net cash (used for) provided by financing activities	(297,903)	(64,347)	12,381

Overview

Cash and cash equivalents and short term investments decreased $310.5 million to $189.4 million as of December 31, 2008 from $499.9 million as of December 31, 2007. The decrease is primarily due to the redemption on June 2, 2008 of our 1.50% convertible senior debentures of $240.0 million, repurchases of our common stock and net settlement of restricted stock units of $65.2 million, and costs associated with purchases of Pace and Raster of $25.3 million offset by cash generated by operations of $27.8 million.

Operating Activities

Net cash provided by operating activities in 2008, 2007 and 2006 of $27.8 million, $69.6 million, and $67.0 million, respectively, was primarily the result of net income (loss) adjusted for non-cash items such as depreciation and amortization, acquired in-process research and development, deferred income taxes, stock-based compensation, other non-cash charges and credits, and changes in various assets and liabilities such as accounts payable, accounts receivable, inventories, and other current assets.

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 66 days, 62 days, and 58 days at December 31, 2008, 2007 and 2006 respectively. We calculate accounts receivable DSO by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by the total days in the quarter. The increase in DSOs is due to the linearity of revenues in the second half of 2008. Our DSOs related to direct sales are traditionally higher than those related to OEM customers. We expect DSOs to vary from period to period because of changes in quarterly mix of business between our direct and OEM customers, and the effectiveness of our collection efforts. As the percentage of our APPS and Inkjet related revenue increases, we expect DSOs may trend higher.

Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. In 2008, the change in accounts payable, accrued liabilities and income taxes payable decreased our cash flows by approximately $4.4 million compared to a increase in cash flows in 2007 of $1.6 million. Our working capital, defined as current assets minus current liabilities, was $293.8 million and $270.7 million at December 31, 2008 and 2007, respectively.

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

Investing Activities

A summary of our investing activities at December 31, 2008, 2007 and 2006 follows. The detail of these line items can be seen in our consolidated statement of cash flows.

Investing Activities

(in thousands)	2008	2007	2006
Purchases of short-term investments	$(170,732)	$(314,452)	$(323,115)
Proceeds from sales and maturities of short-term investments	461,929	326,395	271,058
Reclassification of funds from cash to short-term investments	(14,836)
Purchases, net of proceeds from sales, of property and equipment	(11,607)	(13,292)	(9,318)
Proceeds from sale of product line	—	—	10,000
Businesses acquired, net of cash received	(25,283)	—	(41,427)
Purchases of other investments	(2,782)	(5,212)	(1,429)

Net cash used for investing activities	$236,689	$(6,561)	$(94,231)

Acquisitions

Below is a summary of our acquisitions for the last three fiscal years:

Raster Printers, Inc. (“Rastek”): On December 2, 2008, we acquired the remaining interest of Rastek for approximately $5.3 million in cash, including direct acquisition costs plus an additional future earn out amount, which is contingent upon achieving certain performance targets. The maximum additional earn-out is $1.7 million. Headquartered in San Jose, California, Rastek sells UV wide format printers primarily to mid-range customers in the display graphics market.

Pace Systems Group, Inc (“Pace”): On July 28, 2008, we purchased Pace for approximately $20.0 million in cash, including direct acquisition costs, plus an additional cash earn-out amount, which is contingent upon achieving certain performance targets. Pace is a print management software company that provides print MIS and e-commerce software solutions.

Jetrion LLC (“Jetrion”): On October 31, 2006, we purchased Jetrion for approximately $41.4 million in cash. Jetrion sells industrial inkjet printers and inks to label printing companies.

We may buy or invest in companies, products and technologies within the print industry. Our available cash and equity may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders.

Inventories

Our inventories are procured primarily in support of the Inkjet and Controller product categories. Our inventories increased from $39.9 million in 2007 to $48.9 million in 2008. This increase consisted primarily of finished goods driven by the Rastek acquisition, 2008 new product introductions and inventories required for new product introductions in future periods.

Property and Equipment

Our net property and equipment purchases totaled $11.6 million, $13.3 million, and $9.3 million in 2008, 2007, and 2006, respectively. Our property and equipment additions have been funded by cash from operations.

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

On January 29, 2009, we completed the sale of land and building to Gilead for a total price of $137.5 million, subject to an escrow holdback of $15.5 million. The escrow period expires January 2010. The property sold included approximately thirty acres of land and the office building located on the land at 301 Velocity Way, Foster City, California, consisting of approximately 163,000 square feet and certain other assets related to the property.

Investments

During 2008, we received net proceeds from the sale and maturities of our marketable securities of $291.2 million, of which $240.0 million was used to repay the 1.50% convertible senior debenture holders. During 2007, we received net proceeds from the sale and maturities of our marketable securities of $11.9 million. We made net purchases of marketable securities in 2006 of $52.1 million. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in corporate bonds and U. S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest primarily in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Restricted Investments

We have restricted investments classified in connection with the synthetic lease for our Foster City office. We are required to maintain cash in LIBOR-based interest-bearing accounts which fully collateralize our synthetic leases. We had $88.6 million in collateral accounted for as restricted investments at December 31, 2008 and 2007. At December 31, 2008, $56.9 million of the $88.6 million was accounted for as a non-current asset as restricted investments. The remaining $31.7 million was accounted for as a current asset under Assets Held For Sale related to the sale of a portion of our Foster City offices and accompanying real estate to Gilead. For further information on these transactions, see the discussion at “Off-Balance Sheet Financing” herein and Note 13—Sale of Land and Building of the Notes to Consolidated Financial Statements as of December 31, 2008.

Financing Activities

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock from the exercise of stock options and employee stock purchase plans. We received cash proceeds from these plans in the amount of $7.3 million, $4.8 million, and $42.3 million in 2008, 2007 and 2006, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. We anticipate that cash provided from exercise of stock options may decline over time as we shift to issuance of restricted stock awards and units rather than stock option awards.

The primary use of funds for financing activities in 2008, 2007, and 2006 was the use of $65.2 million, $70.3 million, and $33.9 million, respectively, of cash to repurchase outstanding shares of our common stock. See Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion of our programs to repurchase our common stock.

The synthetic lease agreements for our corporate headquarters existing at December 31, 2008 provided for residual value guarantees. Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. We have determined that the guarantees have no material value as of December 31, 2008 and therefore have not recorded any liability.

On June 2, 2008, we exercised our option to redeem and paid in cash the outstanding balance of our 1.50% convertible senior debentures, which totaled $240 million. The redemption price for the securities was 100% of the principal amount, plus accrued and unpaid interest and additional interest amounts to but not including the redemption date. Accrued and unpaid interest expense up to June 1, 2008 for the fiscal year ended December 31, 2008 totaled $0.6 million.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2008.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$33,035	$8,155	$11,858	$9,800	$3,222
Purchase obligations(2)	5,668	5,668

Total(2)	$38,703	$13,823	$11,858	$9,800	$3,222

(1)	Lease obligations related to the principal corporate facilities are estimated and are based on current market interest rates (LIBOR). See Off-Balance Sheet Financing.
(2)	Total does not include contractual obligations recorded on the balance sheet as current liabilities, or certain purchase orders as discussed below.

In January, 2009, we sold the 163,000 square foot building and approximately 30 acres of land in our Foster City, California campus to Gilead. As a result, total operating lease obligations for 2009 and beyond will decrease by approximately $5.8 million. Purchase obligations in the table above include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude purchase orders for the purchase of raw materials and other goods and services that are cancelable without penalty. Our purchase orders are based on our current manufacturing needs and are generally fulfilled by our vendors within short time horizons. We also enter into contracts for outsourced services; however the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The above table does not reflect unrecognized tax benefits of $33.8 million, the timing of which is uncertain. See Note 11—Income Taxes of Notes to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

As of December 31, 2008 we were a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provided a cost effective means of providing adequate office space for our corporate offices. Both Leases expire in July 2014. The leases included an option to purchase the facilities during or at the end of the term of the Leases for the amount expended by the lessor to purchase the facilities. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2008 for a total of $88.6 million) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. We have exercised our purchase option in the first quarter of 2009 with respect to the 301 Lease in connection with the sale of the land and building to Gilead. Accordingly, the $31.7 million of pledged funds have been re-classified as Assets Held for Sale under current assets in the Consolidated Balance Sheet as of December 31, 2008.

On January 29, 2009, we completed the sale of land and building to Gilead for a total price of $137.5 million, subject to an escrow holdback of $15.5 million. The escrow period expires January 2010. The property sold included approximately thirty acres of land and the office building located on the land at 301 Velocity Way, Foster City, California, consisting of approximately 163,000 square feet and certain other assets related to the property.

We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger related covenants as of December 31, 2008. We have assessed our exposure in relation to the first loss guarantees under the Leases and have determined that there is no deficiency to the guaranteed value at December 31, 2008. If there is a decline in value, we will record a loss associated with the residual value guarantee. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years. As of December 31, 2008, we were treated as the owner of these buildings for federal income tax purposes. Since we exercised our purchase option with respect to the 301 Lease, our maximum exposure under our remaining synthetic lease arrangement is $56.9 million as of January 29, 2009.

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

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the tightening of global credit markets and increase in economic uncertainty that have affected various sectors of the financial markets and caused credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties to such contracts are major financial institutions.

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

The following table presents the hypothetical change in fair values in the financial instruments held by us at December 31, 2008 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve-month time horizon.

This table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$95,065	$94,603	$94,141

Derivatives

We do not use any derivatives for trading or speculative purposes.

Financial Risk Management

The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar-denominated sales in Japan and Europe and operating expenses in Europe, India and Japan. At the present time, we do not hedge against these currency exposures, but as these exposures grow we may consider hedging against currency movements.

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

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electronics For Imaging, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Electronics For Imaging, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 2, 2009

Electronics For Imaging, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$132,152	$165,636
Short-term investments, available for sale	57,199	334,216
Accounts receivable, net of allowances of $8.5 million and $8.2 million, respectively	97,286	101,955
Inventories	48,785	39,949
Assets held for sale (Note 13)	55,367	—
Other current assets	20,013	15,844

Total current assets	410,802	657,600
Property and equipment, net	35,225	57,604
Restricted investments	56,850	88,580
Goodwill	122,581	211,780
Intangible assets, net	72,992	86,554
Deferred tax assets	51,013	47,004
Other assets	2,485	8,617

Total assets	$751,948	$1,157,739

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,634	$42,262
Convertible debt	—	240,000
Accrued and other liabilities	44,958	72,400
Deferred revenue	25,428	24,365
Income taxes payable	1,952	7,896

Total current liabilities	116,972	386,923

Non-current income taxes payable	33,758	26,820

Total liabilities	150,730	413,743

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 70,738 and 69,633 shares issued, respectively	708	696
Additional paid-in capital	644,482	606,702
Treasury stock, at cost, 19,381 and 14,629 shares, respectively	(384,129)	(318,899)
Accumulated other comprehensive income	1,676	3,572
Retained earnings	338,481	451,925

Total stockholders’ equity	601,218	743,996

Total liabilities and stockholders’ equity	$751,948	$1,157,739

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
Revenue	$560,380	$620,586	$564,611
Cost of revenue(1)	242,963	259,439	229,441

Gross Profit	317,417	361,147	335,170

Operating expenses:
Research and development(1)	140,437	140,470	127,857
Sales and marketing(1)	119,400	120,444	99,180
General and administrative(1)	47,685	67,461	47,576
Amortization of identified intangibles	29,367	33,502	35,514
In-process research & development	2,680	—	8,500
Restructuring and other (Note 14)	11,005	1,501	982
Goodwill and asset impairment (Note 4)	111,858	—	—

Total operating expenses	462,432	363,378	319,609

Income (loss) from operations	(145,015)	(2,231)	15,561

Interest and other income, net:
Interest and other income (expense), net	13,476	29,452	24,002
Gain on sale of product line, net	—	—	6,995
Interest expense	(1,537)	(5,012)	(5,027)

Total interest and other income, net	11,939	24,440	25,970

Income (loss) before income taxes	(133,076)	22,209	41,531
Benefit from (provision for) income taxes	19,632	4,634	(41,714)

Net income (loss)	$(113,444)	$26,843	$(183)

Net income (loss) per basic common share	$(2.16)	$0.47	$(0.00)

Net income (loss) per diluted common share	$(2.16)	$0.44	$(0.00)

Shares used in basic per-share calculation	52,553	56,679	56,559

Shares used in diluted per-share calculation	52,553	68,102	56,559

(1) Includes stock-based compensation expense as follows:
	2008	2007	2006
Cost of revenue	$2,471	$1,909	$1,725
Research and development	12,923	9,018	8,346
Sales and marketing	6,059	3,968	3,248
General and administrative	11,974	9,635	10,427

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Deferred compensation	Treasury stock		Other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
(in thousands)	Shares	Amount			Shares	Amount
Balances as of December 31, 2005	66,213	$662	$511,951	$(5,550)	(9,964)	$(214,722)	$(2,069)	$420,467	$710,739

Net loss								(183)
Other comprehensive income, net of tax:
Currency translation adjustment							1,199
Market valuation on short-term investments							2,107

Comprehensive income							3,306	(183)	3,123
Exercise of common stock options	2,006	20	36,111						36,131
Elimination of deferred stock-based compensation in connection with the adoption of SFAS 123(R)			(5,550)	5,550					—
Restricted stock grants	470	5	(5)						—
Stock-based compensation			23,746						23,746
Stock repurchase					(1,526)	(33,909)			(33,909)
Stock issued pursuant to ESPP	415	4	6,122						6,126
Tax benefit related to stock plans	—	—	5,622						5,622

Balances as of December 31, 2006	69,104	$691	$577,997	$—	(11,490)	$(248,631)	$1,237	$420,284	$751,578

Net income								26,843
Other comprehensive income, net of tax:
Currency translation adjustment							666
Market valuation on short-term investments							1,669

Comprehensive income							2,335	26,843	29,178
Exercise of common stock options	318	3	4,838						4,841
Restricted stock grants	211	2	(2)						—
Stock-based compensation			24,326						24,326
Stock repurchase					(3,139)	(70,268)			(70,268)
Tax expense related to stock plans			(457)						(457)
Adjustment in connection with adoption of FIN 48								4,798	4,798

Balances as of December 31, 2007	69,633	$696	$606,702	$—	(14,629)	$(318,899)	$3,572	$451,925	$743,996

Net loss								(113,444)
Other comprehensive income, net of tax:
Currency translation adjustment							(295)
Market valuation on short-term investments							(1,601)

Comprehensive income							(1,896)	(113,444)	(115,340)
Exercise of common stock options	162	2	3,403						3,405
Restricted stock grants	461	5	(5)						—
Stock-based compensation			33,671						33,671
Stock repurchase					(4,752)	(65,230)			(65,230)
Stock issued pursuant to ESPP	482	5	5,864						5,869
Tax expense related to stock plans			(5,153)						(5,153)

Balances as of December 31, 2008	70,738	$708	$644,482	$—	(19,381)	$(384,129)	$1,676	$338,481	$601,218

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(113,444)	$26,843	$(183)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,437	44,484	45,085
Acquired in-process research & development	2,680	—	8,500
Deferred taxes	(33,988)	(17,437)	22,666
Provision for allowance for bad debts and sales-related allowances	5,420	6,168	5,997
Tax (expense) benefit from employee stock plans	(3,170)	(457)	5,622
Excess tax benefit from stock-based compensation	(36)	(1,080)	(4,033)
Gain on sale of product line	—	—	(6,995)
Provision for inventory obsolescence	2,478	677	1,563
Stock-based compensation	33,427	24,530	23,746
Goodwill and asset impairment	111,858	—	—
Other non-cash charges and credits	(5,258)	219	91
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	5,008	(8,864)	(32,093)
Inventories	(12,722)	(5,582)	(8,460)
Other current assets	(1,435)	(1,510)	(6,350)
Accounts payable and accrued liabilities	(13,965)	(12,482)	7,928
Income taxes payable/receivable	9,529	14,116	3,878

Net cash provided by operating activities	27,819	69,625	66,962

Cash flows from investing activities:
Purchases of short-term investments	(170,732)	(314,452)	(323,115)
Proceeds from sales and maturities of short-term investments	461,929	326,395	271,058
Reclassification of funds from cash to short-term investments	(14,836)
Purchases, net of proceeds from sales, of property and equipment	(11,607)	(13,292)	(9,318)
Proceeds from sale of product line	—	—	10,000
Businesses acquired, net of cash received	(25,283)	—	(41,427)
Purchases of other investments	(2,782)	(5,212)	(1,429)

Net cash provided by (used for) investing activities	236,689	(6,561)	(94,231)

Cash flows from financing activities:
Repayment of convertible debentures	(240,000)	—	—
Proceeds from issuance of common stock	7,291	4,841	42,257
Purchases of treasury stock and net settlement of restricted stock	(65,230)	(70,268)	(33,909)
Excess tax benefit from stock-based compensation	36	1,080	4,033

Net cash (used for) provided by financing activities	(297,903)	(64,347)	12,381

Effect of foreign exchange rate changes on cash and cash equivalents	(89)	(77)	(155)

Decrease in cash and cash equivalents	(33,484)	(1,360)	(15,043)
Cash and cash equivalents at beginning of year	165,636	166,996	182,039

Cash and cash equivalents at end of year	$132,152	$165,636	$166,996

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements

Note 1: The Company and Its Significant Accounting Policies

The Company

We are the world leader in color digital print controllers, super-wide format printers and inks and print management solutions. Our award-winning solutions, integrated from creation to print, deliver increased performance, cost savings and productivity. Our robust product portfolio includes Fiery digital color print servers, VUTEk super-wide digital inkjet printers, UV and solvent inks, Jetrion industrial inkjet printing systems, print production workflow and management information software, and corporate printing solutions. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services and produce accurate digital output.

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of EFI and our subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, goodwill and intangible assets, income taxes, warranty obligations, purchase commitments, revenue recognition and contingencies on an on-going basis. The estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our controller products, which constitute approximately 50% of our revenues, are primarily sold to a limited number of OEMs. We expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues, although the significance of that revenue is expected to decline in future periods as our revenues increase from Inkjet products.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Depreciation expense was $11.4 million, $9.5 million and $8.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Restricted Investments

As of December 31, 2008, we were a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. The Leases included an option to purchase the facilities during or at the end of the term of the Leases for the amount expended by the lessor to purchase the facilities ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease). The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2007 for a total of $88.6 million) are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. We exercised our purchase option in the first quarter of 2009 with respect to the 301 Lease, in connection with the sale of the land and building to Gilead. Accordingly, the $31.7 million of pledged funds have been re-classified as Assets Held for Sale under current assets in the Consolidated Balance Sheet as of December 31, 2008.

Goodwill

We review goodwill annually in the third quarter of each year and whenever events or changes in circumstances indicate the carrying value may not be recoverable. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) prohibits the amortization of goodwill and requires that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with our product categories identified in Note 15 of Notes to Consolidated Financial Statements. We determine the fair value of our reporting units based on a weighting of market and income approaches. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings of comparable companies. Under the income approach, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment testing to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value then we record an impairment loss equal to the difference. There was no impairment of goodwill in 2007 and 2006.

Based on a combination of factors including the current economic environment, the resulting erosion in our market capitalization, and the lowering of our 2009 revenue outlook subsequent to the end of the third quarter, we concluded that there were sufficient indicators to require the Company to perform an interim impairment

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

analysis in the fourth quarter of 2008. Based on the outcome of our interim impairment analysis, we concluded that an impairment had occurred; resulting in a non-cash impairment charge of $104 million during the fourth quarter of 2008. Please see Note 4—Goodwill and Long-Lived Asset Impairment of the Notes to Consolidated Financial Statements.

Long-lived Assets, including Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate potential impairment with respect to long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Intangible assets are evaluated for impairment based on their estimated future undiscounted cash flows. Based on this analysis, no impairment of intangible assets, excluding goodwill, was recognized in 2008, 2007, or 2006.

Intangible assets acquired to date are being amortized on a straight-line basis over periods ranging from 1 to 30 years. No changes have been made to the useful lives of amortizable identifiable intangible assets in 2008, 2007 or 2006. Intangible amortization expense was $29.4 million, $33.5 million and $35.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other investments consist of equity and debt investments in privately-held companies that develop products, markets and services that are strategic to us. Investments in which we exercise significant influence over operating and financial policies, but do not have a majority voting interest are accounted for using the equity method of accounting. Our investments accounted for using the equity method of accounting totaled $0.3 million and $4.7 million as of December 31, 2008 and 2007, respectively. Our consolidated results of operations include, as a component of other income, our share of the net income or loss of the equity method investments. Our share of the results of investees’ results of operations is not significant for any period presented.

On December 2, 2008, we acquired the remaining interest of Raster. As a result, Raster is consolidated in our financial statements as of December 2, 2008, and is no longer included in Other investments.

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

During the fourth quarter of 2008, EFI assessed each remaining investment’s R&D technology pipeline and market conditions for the next several years in the industry and determined that it is no longer probable that they will generate enough positive future cash flows to recover the full carrying amount of the investment. Please refer to the preceding paragraph for a full discussion of the factors considered. As such, we recognized an impairment charge of $7.9 million.

Please refer to Note 4—Goodwill and Long-Lived Asset Impairment of the Notes to Consolidated Financial Statements.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, cash equivalents, accounts receivable, restricted investments, accounts payable, and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. The fair value of our available-for-sale securities is disclosed in Note 5—Short-term Investments. On June 2, 2008, we redeemed the outstanding balance of our 1.50% convertible senior debentures, which totaled $240.0 million.

Warranty

Our products are generally accompanied by a 12-month warranty, which covers both parts and labor. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), an accrual is made when it is estimable and probable based upon historical experience. A provision for estimated future warranty work is recorded in cost of goods sold upon recognition of revenue and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty work estimates.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We license our software primarily under perpetual licenses. Revenue from software consists of software licensing, post-contract customer support and professional consulting. We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, (“SOP 98-9”) and if applicable, SAB 104 and EITF 00-21 to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

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

Advertising

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $4.9 million for 2008, $6.3 million for 2007 and $4.4 million for 2006.

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

On July 28, 2008, we acquired Pace Systems Group, Inc. (“Pace”) to strengthen our APPS product category. On December 2 2008, we acquired Raster Printers, Inc.(“Raster”) a mid-market, wide format graphics printer developer and manufacturer, to further expand our Inkjet line of products. The Pace and Raster acquisitions are discussed in Note 2—Acquisitions to the Notes to Consolidated Financial Statements.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”), using the modified prospective transition method. Under this transition method, stock-based compensation expense in fiscal 2008, 2007 and 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize these compensation costs using a graded-vesting method over the requisite service period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data and future expectations of employee turnover to estimate forfeitures. Prior to the adoption of SFAS 123(R), we presented the tax benefit related to stock plans as operating cash flows. Upon the adoption of SFAS 123(R), the tax benefit resulting from tax deductions in excess of the tax benefit related to compensation cost recognized for those awards are classified as financing cash flows.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The following table presents a reconciliation of basic and diluted earnings per share for the three years ended December 31, 2008:

	For the years ended December 31,
(in thousands except per share data)	2008	2007	2006
Basic net (loss) income per share:
Net (loss) income available to common shareholders	$(113,444)	$26,843	$(183)

Weighted average common shares outstanding	52,553	56,679	56,559
Basic net (loss) income per share	$(2.16)	$0.47	$(0.00)

Dilutive net (loss) income per share:
Net (loss) income available to common shareholders	$(113,444)	$26,843	$(183)
After-tax equivalent of expense related to 1.50% convertible senior debentures	—	3,000	—

(Loss) Income for purposes of computing diluted net income per share	$(113,444)	$29,843	$(183)

Weighted average common shares outstanding	52,553	56,679	56,559
Dilutive stock options and awards	—	2,339	—
Weighted average assumed conversion of 1.50% convertible senior debentures	—	9,084	—

Weighted average common shares outstanding for purposes of computing diluted net income per share	52,553	68,102	56,559

Dilutive net (loss) income per share	$(2.16)	$0.44	$(0.00)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods presented.

	For the years ended December 31,
(in thousands)	2008	2007	2006
Weighted average stock options and awards outstanding	7,801	2,951	10,246
Convertible senior debentures	3,783	—	9,084

Total potential shares of common stock excluded from the computation of diluted earnings per share	11,584	2,951	19,330

Accounting for Derivative Instruments and Risk Management

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. We have no derivative or hedging instruments as of December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 provides that accounting and reporting for minority interests be recharacterized as non-controlling interests and classified as a component of equity. This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Currently, we do not have any non-controlling interests (ownership interests in a subsidiary that are held by owners other than us) recorded in our financial statements, and do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated financial statements.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

In October 2008, the FASB issued “FSP 157-3”, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. In this FSP, the FASB clarified the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active such as including appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. FSP 157-3 is effective upon its issuance on October 10, 2008, including prior periods for which financial statements have not been issued. We have adopted FSP 157-3 accordingly for the fiscal year ended December 31, 2008.

Supplemental Cash Flow Information

	Years ended December 31,
(in thousands)	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$(1,837)	$(3,614)	$(3,629)

Cash (paid for) refunded for income taxes	$(8,303)	$3,017	$(10,056)

Acquisition related activities:		`
Cash paid for acquisitions	$(25,405)	$—	$(41,427)
Cash acquired in acquisitions	122	—	—

Net cash paid for acquisitions	$(25,283)	$—	$(41,427)

Note 2: Acquisitions

During 2008, we acquired Raster and Pace. We acquired Jetrion LLC (“Jetrion”) during 2006. The purchase method of accounting has been used for these acquisitions. Under this method of accounting, the purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed according to their respective fair values on the date of acquisition. The excess purchase consideration is recorded as goodwill. Factors that contribute to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to cross-sell Rastek, Pace, Jetrion, and EFI products to existing customers and the positive reputation that each of these companies have in the market.

Valuation Methodology

Intangible assets acquired consist of developed technology, in-process research & development (IPR&D), patents, trademarks and trade names and customer relationships. The amount allocated to IPR&D was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D and discounting the net cash flows back to their present value. Project completion schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

commercial feasibility. IPR&D was included in operating expenses as part of other acquisition-related charges. We expensed IPR&D of $0.7 million related to our acquisition of Raster and $2.0 million related to our acquisition of Pace during 2008. We expensed IPR&D of $8.5 million related to our acquisition of Jetrion during 2006.

	Raster	Pace	Jetrion
Discount rate for IPR&D	17 – 18%	24%	22 – 25%
Percentage of completion for in-process projects acquired	64 – 81%	23 – 83%	25 – 75%

Raster Printers, Inc.

On December 2, 2008, we acquired the remaining interest in Rastek for approximately $5.3 million, including direct acquisition costs, plus an additional earn out amount which is contingent upon achieving certain performance targets. The maximum additional earn-out is $1.7 million. Headquartered in San Jose, California, Raster sells UV wide format printers primarily to mid-range customers in the display graphics market. Adjustments to the purchase price allocation may be made during 2009.

Pace Systems Group, Inc

On July 28, 2008, we acquired 100% interest of Pace for approximately $20.1 million in cash including direct acquisition costs plus an additional future cash earn out amount which is contingent upon achieving certain performance targets. The maximum additional earn-outs is $9.0 million. Headquartered in Jacksonville, Florida, Pace is a print management software company that provides MIS and e-commerce software solutions. Adjustments to the purchase price allocation may be made during 2009.

Jetrion LLC

On October 31, 2006 we acquired Jetrion for approximately $41.4 million in cash. No adjustments were made to the purchase price allocation during 2007 and 2008.

The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed (in thousands) with respect to each of these acquisitions:

	Raster		Pace		Jetrion
	Weighted average useful life	Allocation at December 31, 2008	Weighted average useful life	Allocation at December 31, 2008	Weighted average useful life	Allocation at December 31, 2008
In-process research and development		$680		$2,000		$8,500
Existing and core technology	3 years	1,340	5 years	8,100	3 years	1,500
Customer contracts, relationships and maintenance agreements	5 years	980	9 years	4,600	7 years	1,200
Existing NRE contracts					1 year	600
Trademarks and trade names	4 years	650	6 years	300	3 years	300
Goodwill		1,980		12,959		25,491

		5,630		27,959		37,591
Excess of assets over liabilities assumed		392		(7,893)		3,836

Total purchase price		$6,022		$20,066		$41,427

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 3: Balance Sheet Components

Selected balance sheet components are as follows (in thousands):

	December 31,
	2008	2007
Inventories, net of allowances:
Raw materials	$17,115	$21,362
Work in process	2,901	3,497
Finished goods	28,769	15,090

	$48,785	$39,949

Property and equipment, net:
Land, building and improvements	$19,179	$43,574
Equipment and purchased software	57,914	51,528
Furniture and leasehold improvements	20,382	19,439

	97,475	114,541
Less accumulated depreciation and amortization	(62,250)	(56,937)

	$35,225	$57,604

Accrued and other liabilities:
Accrued compensation and benefits	$21,163	$23,190
Warranty provision	6,791	7,918
Accrued royalty payments	3,961	4,272
Current deferred tax liabilities	—	19,456
Other accrued liabilities	13,043	17,564

	$44,958	$72,400

Note 4: Goodwill and Long-Lived Asset Impairment

(in thousands)	Weighted average useful life	December 31, 2008			December 31, 2007
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Goodwill		$122,581	$—	$122,581	$211,780	$—	$211,780

Acquired technology	4.5	$108,914	$(94,354)	$14,560	$100,878	$(77,118)	$23,760
Patents, trademarks and trade names	24.0	49,829	(15,513)	34,316	49,537	(13,091)	36,446
Other intangible assets	6.1	65,765	(41,649)	24,116	58,276	(31,928)	26,348

Amortizable intangible assets	9.3	$224,508	$(151,516)	$72,992	$208,691	$(122,137)	$86,554

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Acquired technology, patents, trademarks and trade names and other intangible assets are amortized over their estimated useful lives of 1 to 30 years using the straight-line method which approximates the pattern in which the economic benefits of the intangible assets are consumed. Aggregate amortization expense was $29.4 million, $33.5 million, and $35.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For the periods:	Future amortization expense
2009	$18,168
2010	10,944
2011	7,344
2012	4,242
Thereafter	32,294

$72,992

A reconciliation of the activity in goodwill for 2006 through 2008 is presented below (in thousands).

Ending balance, December 31, 2006	$212,992
Additions	—
Other	(1,212	)(1)

Ending balance, December 31, 2007	$211,780
Additions	$14,939	(2)
Impairment	(103,991)
Other	(147)

Ending Balance, December 31, 2008	$122,581

(1)	Included in “Other” are translation adjustments of $0.6 million and an adjustment to taxes payable related to prior acquisitions of $(1.8) million.
(2)	Additions to goodwill consist of $13.0 million for Pace and $1.9 million for Raster.

We perform our annual impairment analysis of goodwill in the third quarter of each year according to the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). The provision requires that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment testing to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

We performed our annual valuation analysis of goodwill on September 30, 2008 in accordance with SFAS142 as stated above. The goodwill valuation analysis was performed based on our respective reporting units—Controller, Inkjet, and Advanced Professional Print Software. Our reporting units are consistent with our product categories identified in Note 15 of Notes to the Consolidated Financial Statements. Our product categories meet

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

the definition of a reporting unit one level below an operating segment in accordance with SFAS 142 as each product category constitute a business for which discrete financial information is available and reviewed by segment management.

We determined the fair value of the Inkjet reporting unit based on the weighting of market and income approaches. The fair value of the Controller and APPS reporting units was determined based on the market approach. Under the market approach, we estimated the fair value based on market multiples of revenues or earnings. Under the income approach, we measured fair value of the reporting units based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our current business model. Based on our valuation results, we had determined that the fair values of our reporting units continued to exceed their carrying values. Therefore, management determined that no goodwill impairment charge was required as of September 30, 2008.

We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the life of the asset may need to be revised. Factors we consider important which could trigger an impairment review include the following:

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	our market capitalization relative to net book value; and

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business.

When we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our annual review of goodwill performed in the third quarter of 2008 indicated that there was no impairment of goodwill. We performed our annual valuation analysis of goodwill on September 30, 2008 in accordance with SFAS142 as stated above.

During the fourth quarter of 2008, our market capitalization declined significantly as a result of declining worldwide economic conditions caused by the tightening of global credit markets. Based on a combination of factors including the recent economic environment, the resulting erosion in our market capitalization, and the lowering of our 2009 revenue outlook subsequent to the third quarter of 2008, we performed an interim impairment analysis during the fourth quarter of 2008.

Based on the internal market-based valuation that we performed, the fair value of the Controller and APPS product categories significantly exceeded their carrying value as of December 31, 2008. Consequently, it was not considered necessary to obtain a third party valuation of these reporting units. A third party interim valuation was obtained with respect to the Inkjet product category, which was equally weighted between the income and market approach.

Based on the outcome of the interim impairment analysis, we concluded that an impairment had occurred relating to the Inkjet product category resulting in a non-cash goodwill impairment charge of $104 million during the fourth quarter of 2008. There were no impairments of goodwill, intangible assets or long lived assets in 2007 and 2006.

Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, we made the following assumptions:

•	the current economic downturn will continue through fiscal year 2010,

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

•	the economic downturn is partially mitigated by new product introductions in 2010,

•	followed by a recovery period between 2011 and 2013, and

•	long-term industry growth past 2013.

Our discounted cash flow projections for the Inkjet reporting unit were based on five-year financial forecasts. The five-year forecasts were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the independent valuation firm engaged by us. The significant assumptions of these five-year forecasts included annual revenue growth rates ranging from (11.0%) to 12% for the Inkjet reporting unit. The future cash flows were discounted to present value using a mid-year convention and a discount rate of 16%. Terminal values were calculated using the Gordon growth methodology with a long-term growth rate of 4.5%. The sum of the fair values of the Controllers, APPS, and Inkjet reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. The significant assumptions used in determining fair values of the reporting units using comparable company market values include the determination of appropriate market comparables, the estimated multiples of revenue, EBIT, and EBITDA that a willing buyer is likely to pay, and the estimated control premium a willing buyer is likely to pay.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the three months ended December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross margin rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the third quarter of 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Other investments consist of equity and debt investments in privately-held companies that develop products, markets and services that are strategic to us. Investments in which we exercise significant influence over operating and financial policies, but do not have a majority voting, interest are accounted for using the equity method of accounting.

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

During the fourth quarter of 2008, we assessed each remaining investment’s R&D technology pipeline and market conditions for the next several years in the industry and determined that it is no longer probable that they will generate enough positive future cash flows to recover the full carrying amount of the investment. Please refer to the preceding paragraph for a full discussion of the factors considered. As such, we recognized an impairment charge of $7.9 million.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 5: Investments and Fair Value Measurements

Debt and marketable equity securities are classified as available-for-sale and are carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in Accumulated other comprehensive income, net of tax. We review investments in debt and equity securities for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that the investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that the gross unrealized losses on short-term investments at December 31, 2008 are temporary in nature because each investment meets our investment policy credit quality requirements and we have the ability and the intent to hold these investments until they recover their unrealized losses, which may be until maturity.

The following tables summarize our available-for-sale securities (in thousands):

December 31, 2008	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government securities	$14,453	$242	$(1)	$14,694
Corporate debt securities	36,871	33	(961)	$35,943
Municipal securities	3,624	38	—	3,662
Money market funds(1)	2,900	—	—	2,900

Total short-term investments	$57,848	$313	$(962)	$57,199

December 31, 2007
U.S. Government securities	$151,892	$1,290	$(19)	$153,163
Corporate debt securities	180,288	1,083	(318)	181,053

Total short-term investments	$332,180	$2,373	$(337)	$334,216

(1)

Money market funds of $2.9 million represent funds from The Reserve Primary Fund (“Fund”) reclassified from cash and cash equivalents as the Fund has adopted a plan of liquidation in 2008. As a result, the Fund’s shares were not tradable at December 31, 2008. Our interest in the Fund was approximately $14.8 million prior to their adoption of the liquidation plan. As of December 31, 2008, we received a total of $11.7 million in partial liquidation of our interest in the Fund, which has been invested in alternative money market funds all of which are highly liquid and currently tradable at $1 Net Asset Value. On February 20, 2009, we received a total of $1.0 million in further partial liquidation of our interest in the Fund, which was similarly invested in alternative money market funds freely tradable at $1 Net Asset Value.

The following table summarizes the contractual maturities of the available-for-sale investment securities as of December 31, 2008 (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$26,366	$25,743
Mature in one to three years	31,482	31,456

Total short-term investments	$57,848	$57,199

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the twelve months ended December 31, 2008, $3.9 million was recognized in net realized gains, which comprised $5.3 million in realized gains from sale of investments offset by $1.4 million in realized losses of which $0.6 million impairment charges related to the Fund, and one corporate debt instrument due to its significantly low level of trading activity. For the twelve months ended December 31, 2007, $0.3 million was recognized in net realized losses, which comprised $0.7 million in realized gains from sale of investments offset by $1.0 million in realized losses of which $0.3 million impairment charges on one corporate debt instrument due to its significantly low level of trading activity. As of December 31, 2008 and December 31, 2007, net unrealized losses of $0.6 million and net unrealized gains of $2.0 million, respectively, were included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

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

At December 31, 2008 the Company’s investments have been presented in accordance with the fair value hierarchy specified in SFAS No. 157, Fair Value Measurements as follows:

		Fair Value Measurements at Reporting Date using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
U.S. Government securities	$14,694	$—	$14,694	$—
Corporate debt securities	35,943	—	35,744	199
Municipal securities	3,663	—	3,663	—
Money market funds	99,827	96,927	—	2,900

	$154,127	$96,927	$54,101	$3,099

Included in money market funds is $96.9 million which have been classified as Cash Equivalents at December 31, 2008.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Government Agency investments and Corporate Debt instruments (including investments in Asset-Backed and Mortgage-Backed securities) have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs which are directly or indirectly observable.

At December 31, 2008, one Corporate Debt instrument and one Money Market Fund have been classified as Level 3 due to their significantly low trading activity. The portion of Money Market Fund which has been classified as Level 3 consists of funds placed in The Reserve Primary Fund of $2.9 million at December 31, 2008.

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2008 (in thousands):

	Level 3
	Corporate Debt Securities	Money Market Funds
Balance at December 31, 2007	$687	$—
Reclassification from Level 2 to Level 3	—	14,836
Included in other income (loss), net	(313)	(251)
Included in other comprehensive income	(96)	—
Purchases, sales, and maturities	(79)	(11,685)

Balance at December 31, 2008	$199	$2,900

Impairment charges for the twelve months ended December 31, 2008 in other income (loss), net attributable to assets still held as of December 31, 2008	(340)	(251)

Note 6: Convertible Debt

On June 4, 2003, we sold $240.0 million of 1.50% convertible senior debentures due 2023 (“Debentures”) in a private placement, which are unsecured senior obligations, paying interest semi-annually in arrears at an annual rate of 1.50%.

On June 2, 2008, (the ‘Redemption Date’), we redeemed the outstanding balance of the Debentures at our option, which totaled $240.0 million and was 100% of the principal amount. Interest paid during the second quarter of 2008 totaled $1.8 million, which consisted of accrued and unpaid interest payments between December 1, 2007 and June 2, 2008.

Note 7: Other Comprehensive Income

The activity in other comprehensive income and related tax effects are as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Net unrealized investment (losses)/gains:
Unrealized holding gains, net of tax provision of ($1.0) million in 2008, ($1.1) million in 2007 and ($1.2) million in 2006	$1,532	$1,649	$1,759
Reclassification adjustment for gains (losses) included in net income, net of tax (provision) benefit of $2.1 million in 2008, $0.0 million in 2007 and ($0.2) million in 2006	(3,133)	20	348

Net unrealized investment gains (losses)	(1,601)	1,669	2,107
Translation adjustments	(295)	666	1,199

Other comprehensive income/(loss)	(1,896)	2,335	3,306

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The components of accumulated other comprehensive income was (in thousands):

	December 31,
	2008	2007
Net unrealized investment (losses) /gains	$(388)	$1,213
Translation gains	2,064	2,359

Accumulated other comprehensive income	$1,676	$3,572

Note 8: Commitments and Contingencies

Leases

Off-Balance Sheet Financing—Synthetic Lease Arrangement

As of December 31, 2008 we were a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provided a cost effective means of providing adequate office space for our corporate offices. Both Leases were scheduled to expire in July 2014. The Leases included an option to, purchase the facilities during or at the end of the term of the Leases for the amount expended by the lessor to purchase the facilities. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2008 for a total of $88.6 million) are in LIBOR-based interest bearing accounts and are restricted to withdrawals at all times.

We have exercised our purchase option in January 2009 with respect to the 301 Lease. On January 29, 2009, we completed the sale of land and building to Gilead for a total price of $137.5 million, subject to an escrow holdback of $15.5 million. The escrow period expires January 2010. The property sold included approximately thirty acres of land and the office building located on the land at 301 Velocity Way, Foster City, California, consisting of approximately 163,000 square feet and certain other assets related to the property. Accordingly, the $31.7 million of pledged funds have been re-classified as Assets Held For Sale in the condensed consolidated financial statements as of December 31, 2008.

We have guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger related covenants as of December 31, 2008. We have assessed our exposure in relation to the first loss guarantees under the Leases and have determined that there is no deficiency to the guaranteed value at December 31, 2008. If there is a decline in value, we will record a loss associated with the residual value guarantee. In conjunction with the Leases, we have entered into separate ground leases with the lessor for approximately 30 years. As of December 31, 2008, we were treated as the owner of these buildings for federal income tax purposes. Since we exercised our purchase option with respect to the 301 Lease, our maximum exposure under our remaining synthetic lease arrangement is $56.9 million as of January 29, 2009.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

termination of the original lease an 82% residual value in the building which cost $43.1 million to construct. The valuation provided a value of approximately $31.7 million, and we recorded a one-time loss of $11.4 million associated with the original lease. In addition, we took a non-cash charge of $0.9 million for capitalized costs associated with the financial arrangement.

We also lease office facilities in various locations in the United States and overseas. Following is a table for future minimum lease payments under non-cancellable operating leases and future minimum sublease income under non-cancellable subleases for each of the next five years and thereafter (in thousands) as of December 31, 2008:

Fiscal Year	Future Minimum Lease Payments	Future Minimum Sublease Income
2009	$8,155	$2,384
2010	6,536	2,217
2011	5,322	558
2012	5,295	—
2013	4,505	—
Thereafter	3,222	—

Total	$33,035	$5,159

Lease obligation related to the principal corporate facility is estimated and is based on current market interest rates (LIBOR) and based on collateralized assumptions.

In January, 2009, we sold the 163,000 square foot building and approximately 30 acres of land in our Foster City, California campus to Gilead. As a result of the sale, total future minimum operating lease obligations would decrease by approximately $5.8 million for 2009 and beyond, and total sublease income would decrease by approximately $5.0 million for 2009 and beyond.

Rent expense was approximately $9.9 million, $11.0 million, and $10.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Sublease rental income was approximately $2.5 million, $2.1 million, and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Changes in the warranty reserves for the years ended December 31, 2007 and 2008 were as follows (in thousands):

Balance at December 31, 2006	$6,655
Provision for warranty during the year	9,136
Settlements	(7,873)

Balance at December 31, 2007	7,918
Provision for warranty during the year	5,720
Settlements	(6,847)

Balance at December 31, 2008	$6,791

The lease agreements for our company headquarters provided for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. We have determined that the residual value guarantees do not represent a material liability as of December 31, 2008.

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

Legal Proceedings

We may be involved, from time to time, in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, securities law, intellectual property, employment matters and other claims or litigation matters relating to various claims that arise in the normal course of our business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss on the pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. However, taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay. However, our estimates could be wrong, and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.

As of December 31, 2008, the end of the annual period covered by this report, we are subject to the various claims, lawsuits, investigations or proceedings discussed below, as well as certain other legal proceedings that have arisen in the ordinary course of business. We also settled certain matters during the fourth quarter of 2008.

Leggett & Platt, Inc. and L&P Property Management Company:

On November 6, 2007, EFI filed a complaint against Leggett & Platt, Inc. and its patent holding subsidiary, L&P Property Management Company, in the U.S. District Court for the Eastern District of Missouri for declaratory

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

and injunctive relief challenging the validity and enforceability of a patent issued to L&P. The challenged patent is a continuation of a patent that L&P previously asserted against EFI in a prior court action. The court ultimately invalidated the patent in the prior court action on multiple grounds. EFI firmly believes that the court should summarily invalidate the continuation patent for similar reasons. Further, EFI believes that L&P’s failure to adequately disclose the previous lawsuit proceedings to the U.S. Patent and Trademark Office amounts to inequitable conduct that should render the new patent unenforceable. Thus, EFI has filed a motion for summary judgment on these issues. L&P filed counterclaims against EFI, including claims for alleged infringement of the continuation patent. While EFI believes that its products do not infringe, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Durst Fototechnik Technology GmbH v. Electronics for Imaging, GmbH et al.:

On February 23, 2007, Durst brought a patent infringement action against Electronics for Imaging, GmbH (“EFI GmbH”) in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity and unenforceability based on Durst’s improper actions before the German patent office. The Company filed its Statement of Defense on August 29, 2007. EFI’s defenses include those for EFI GmbH, as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2007. At the conclusion of the trial, the court ordered the parties to provide further briefing regarding issues raised by EFI regarding the validity of Durst’s patent. On February 15, 2008, the Court decided to appoint an expert to assist it on questions related to the validity of the Durst utility model right. EFI will continue to defend itself vigorously. While EFI believes that its products do not infringe any valid claim of Durst’s patent, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Acacia | Screentone Patent Litigation:

On August 8, 2007, Screentone Systems Corporation, a subsidiary of Acacia Technologies Group, initiated litigation against several defendants, including Konica Minolta Printing Solutions, Canon USA, and Ricoh Americas, for infringement of a patent related to apparatus and methods of digital halftoning in the U.S. District Court for the Eastern District of Texas. Konica Minolta, Canon and Ricoh are EFI customers. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. At least one defendant has written requesting indemnification for any EFI products that allegedly infringe these patents.

In order to protect its products and its customers, on November 13, 2007 EFI filed a declaratory judgment action (“DJ”) in the U.S. District Court for the Central District of California seeking to invalidate the patent asserted in the Texas action, as well as an additional patent Acacia identified in previous correspondence. At about the same time, other defendants from the Texas actions filed DJ actions in Washington and Delaware. A federal multidistrict litigation panel consolidated all cases with EFI’s case in the U.S. District Court for the Central District of California, where the consolidated cases are now proceeding. The claims challenging the patent first asserted in the Texas action remain pending, and the consolidated case is currently set for trial on August 30, 2010.

While EFI does not believe that its products infringed any valid claim of Acacia and Screentone’s patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Bureau of Industry and Security Export Investigation:

In January 2005, prior to EFI’s acquisition of VUTEk, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) initiated an investigation of VUTEk relating to VUTEk’s alleged failure to comply with U.S. export regulations in connection with several export sales to Syria in 2004. EFI self-initiated an internal

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

compliance review of historical export practices for both VUTEk and EFI. Potential violations uncovered during our compliance review were voluntarily disclosed to BIS in November 2006 (for VUTEk) and December 2006 (for EFI). Additionally, we provided BIS with detailed reports of our compliance review findings and supplemental information in March 2007 (for VUTEk) and May 2007 (for EFI). The areas of possible non-compliance found in the internal review relate to: (1) deemed exports of controlled encryption source code and/or technology to foreign nationals of Syria and Iran, (2) exports of printers and other products with encryption functionality before completion of encryption reviews by BIS and (3) statistical reporting errors on some export declarations. The Office of Export Enforcement at BIS HQ referred the VUTEk matter to an attorney in the Office of Chief Counsel for Industry and Security for final determination. In December 2008, these matters were resolved solely with administrative penalties of $32,000.

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

Pursuant to the settlement, the Company received $5.0 million in insurance proceeds and paid approximately $3.1 million in plaintiffs’ legal fees and costs in October 2008. The settlement also provided for the adoption of certain remedial measures, including the cancellation and repricing of certain stock options, certain payments to be made to the Company and the adoption of a number of changes to EFI’s corporate governance and procedures.

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

On October 30, 2007, EFI filed a complaint against Tesseron in the United States District Court for the Northern District of California, which subsequently transferred the action to the United States District Court for the Northern District of Ohio. EFI’s complaint sought a declaratory judgment that Tesseron’s patents are invalid and/

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

or not infringed. EFI also sought to prevent Tesseron and its attorneys from threatening EFI or its OEM customers with infringement of those patents, or bringing a lawsuit claiming infringement with regard to such products. After transfer of EFI’s action to Ohio, EFI negotiated for a covenant not to sue on 6 of the 8 patents that Tesseron had originally threatened against EFI and its customers.

On September 30, 2008, EFI reached a settlement with Tesseron and, on October 17, 2008, the Ohio District Court dismissed EFI’s and Tesseron’s claims, defenses, and counterclaims against one another. The terms of the settlement between the parties are confidential and the amount has been paid to Tesseron in full.

Note 9: Common Stock Repurchase Programs

In November 2007, our Board of Directors authorized $100.0 million to be used for the repurchase of our outstanding common stock. Under this publicly announced plan, we repurchased a total of 3.0 million shares for an aggregate purchase price of $67.3 million in 2007, and we repurchased a total of 4.7 million shares for an aggregate purchase price of $64.6 million in 2008. In February 2009, the remaining $33.2 million was canceled by the Board of Directors and replaced with a new authorization to purchase an additional $100.0 million of outstanding common stock. In 2008, we purchased an additional 55 thousand shares for an aggregate purchase price of $0.6 million from employees to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock and stock units. These repurchased shares are recorded as treasury stock and are accounted for under the cost method. None of the shares of common stock we have repurchased have been retired. Our buyback program is limited by SEC regulations and by compliance with the Company’s insider trading policy.

Note 10: Disposition of Product Line

In June 2006 we sold our inventory and intangible assets related to the Mobile Workforce Automation product line for $10.0 million. Other elements of this product line are still reported under continued operations.

Note 11: Income Taxes

The components of income from operations before income taxes are as follows (in thousands):

	For the years ended December 31,
	2008	2007	2006
U.S.	$(153,597)	$(34,110)	$90,939
Foreign	20,521	56,319	(49,408)

Total	$(133,076)	$22,209	$41,531

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The provision (benefit) for income taxes is summarized as follows (in thousands)

	For the years ended December 31,
	2008	2007	2006
Current:
U.S. Federal	$8,256	$4,470	$16,662
State	825	3,099	283
Foreign	5,099	5,234	2,103

Total current	14,180	12,803	19,048

Deferred:
U.S. Federal	(27,235)	(10,230)	19,237
State	(6,465)	(6,919)	3,592
Foreign	(112)	(288)	(163)

Total deferred	(33,812)	(17,437)	22,666

Total provision (benefit) for income taxes	$(19,632)	$(4,634)	$41,714

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	2008	2007
Inventory reserves	$1,068	$1,812
Other reserves and accruals	6,246	6,672
Accrued compensation and benefits	2,397	2,719
Net operating loss carry forwards	15,243	21,832
Tax credit carry forwards	30,140	40,626
Deferred revenue	2,760	2,694
Stock-based compensation	18,892	19,356
Other	5,563	3,888

Gross deferred tax assets	82,309	99,599

Depreciation	(8,850)	(4,105)
Amortization of intangibles	(4,203)	(24,039)
Convertible debt	—	(33,389)
State taxes	(4,448)	(5,179)

Gross deferred tax liabilities	(17,501)	(66,712)

Deferred tax valuation allowance	(3,981)	(5,339)

Total deferred tax assets, net	$60,827	$27,548

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Reconciliation between the income tax provision (benefit) computed at the federal statutory rate and the actual tax provision (benefit) is as follows (in thousands):

	For the years ended December 31,
	2008		2007		2006
Tax expense (benefit) at federal statutory rate	$(46,577)	35.0%	$7,775	35.0%	$14,536	35.0%
State income taxes, net of federal benefit	(2,059)	1.6	(2,430)	(10.9)	2,446	5.9
Research and development credits	(5,413)	4.1	(2,981)	(13.4)	(2,555)	(6.2)
Foreign tax rate differential	(1,636)	1.2	(7,031)	(31.7)	26,197	63.2
Reduction in accrual for estimated potential tax assessments	(422)	0.3	(1,293)	(5.8)	(395)	(1.0)
Extra-territorial income exclusion	—	—	—	—	(998)	(2.4)
Non-deductible travel & entertainment	363	(0.3)	395	1.8	348	0.8
Non-deductible stock compensation charge	7,015	(5.3)	1,447	6.5	1,214	2.9
Goodwill impairment	29,663	(22.3)	—	—	—	—
Valuation allowance changes affecting provision for income taxes	(1,122)	0.9	(619)	(2.8)	1,129	2.7
Other	556	(0.4)	103	0.4	(208)	(0.5)

	$(19,632)	14.8%	$(4,634)	(20.9)%	$41,714	100.4%

We have $38.4 million ($37.7 million for state tax purposes) and $13.9 million ($16.1 million for state tax purposes) of loss and credit carry-forwards at December 31, 2008 for US federal tax purposes. These losses and credits will expire between 2010 and 2021. A significant portion of these net operating loss and credit carry-forwards relate to recent acquisitions and utilization of these loss and credit carry-forwards will be subject to an annual limitation under the U.S. Internal Revenue Code (IRC). We also have a valuation allowance related to foreign tax credits resulting from the 2003 acquisition of Best and compensation limitations potentially limited by IRC 162(m). If these foreign tax credits and the compensation deductions are ultimately utilized, the resulting benefit would reduce tax expense.

Effective January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. The cumulative effect of adopting FIN 48 has been recorded in 2007 as an increase of $4.8 million to retained earnings, and a decrease of $1.1 million and $5.9 million in goodwill and taxes payable respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31 2008 and December 31, 2007, the total amount of gross unrecognized benefits was $33.8 million and $33.4 million which, after December 31, 2008, would affect the effective tax rate if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2007 to December 31, 2008 is as follows:

	Federal, State and Foreign Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2007	$25.0	$0.6	$25.6
Additions for tax positions of prior years	—	0.3	0.3
Additions for tax positions related to 2007	9.8	—	9.8
Reductions for tax positions of prior years	(1.6)	—	(1.6)
Settlements	—	—	—
Reductions due to lapse of applicable statute of limitations	(0.7)	—	(0.7)

Balance at December 31, 2007	$32.5	$0.9	$33.4
Additions for tax positions of prior years	0.2	0.7	0.9
Additions for tax positions related to 2008	7.4	—	7.4
Reductions for tax positions of prior years	(0.2)	—	(0.2)
Settlements	(6.9)	—	(6.9)
Reductions due to lapse of applicable statute of limitations	(0.8)	—	(0.8)

Balance at December 31, 2008	$32.2	$1.6	$33.8

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2008 and December 31, 2007, we have accrued $2.6 million and $1.5 million for potential payments of interest and penalties.

As of December 31, 2008 and December 31, 2007, the amount of net unrecognized benefits that, after December 31, 2008, would impact our effective tax rate if recognized was $33.8 million and $33.4 million respectively, offset by a deferred tax charge of $2.3 million and $2.9 million related to the federal tax effect of state taxes for the same periods. We were subject to examination by both the US federal and state tax jurisdictions for the 2004-2007 tax years and the Netherlands for 2006-2007 tax years. In the third quarter of 2008, we finalized a closing agreement with the Internal Revenue Service (“IRS”) to complete their examination of the 2002 through 2004 tax years. As a result of the IRS audit settlement, we reduced our unrecognized tax benefits by $6.6 million, of which $2.5 million was recorded as a tax benefit in 2008. The reduction in unrecognized tax benefits related primarily to intercompany cost allocations and the research and development credits. Since the timing of the resolution of audits is uncertain, we are unable to estimate any potential adjustments in the next 12 months to the balance of unrecognized tax benefits.

Note 12: Employee Benefit Plans

Equity Incentive Plans

As of December 31, 2008, we have 12 equity incentive plans. Since the approval by the Stockholders, on December 14, 2007, of our new 2007 Equity Incentive Award Plan, no awards may be granted under our 11 previously adopted equity incentive plans. As of December 31, 2008, 10 of these plans adopted prior to the 2007 Equity Incentive Award Plan continue to have outstanding awards.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our primary equity incentive plans are summarized as follows:

2007 Stock Plan

In December 2007, our stockholders approved the 2007 Equity Incentive Award Plan (the “2007 Plan”) and the reservation of an aggregate of 3,300,000 shares of the Company’s common stock for issuance pursuant to the 2007 Plan. The 2007 Plan provides for grants of stock options (both incentive stock options and nonqualified stock options), restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units and performance-based awards. Options and awards generally vest over a period of three to four years from the date of grant and generally expire seven to ten years from the date of the grant. The terms of the 2007 Plan provide that an option price shall not be less than 100% of fair market value on the date of the grant. Our Board of Directors (the “Board of Directors”) may grant a stock bonus or stock unit award under the 2007 Plan in lieu of all or a portion of any cash bonus that a participant would have otherwise received for the related performance period.

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

The 2007 Plan is administered by a committee, which may be the Board of Directors or a committee appointed by the Board of Directors (the “Committee”). The Committee has the exclusive authority to administer the 2007 Plan, including the power to (i) designate participants under the 2007 Plan, (ii) determine the types of awards granted to participants under the 2007 Plan, the number of such awards, and the number of shares of common stock of the Company subject to such awards, (iii) determine and interpret the terms and conditions of any awards under the 2007 Plan, including the vesting schedule, exercise price, whether to settle, or accept the payment of any exercise price, in cash, common stock, other awards or other property, and whether an award may be cancelled, forfeited or surrendered, (iv) prescribe the form of each award agreement, and (v) adopt rules for the administration, interpretation and application of the 2007 Plan. The Committee does not have the authority to accelerate the vesting or waive the forfeiture of any qualified performance-based awards.

Persons eligible to participate in the 2007 Plan include all employees, directors and consultants of the Company and its subsidiaries, as determined by the Committee. As of December 31, 2008, approximately 2,000 employees and 5 non-employee directors were eligible to participate in the 2007 Plan.

As of December 31, 2008, there were 2.4 million shares outstanding and 0.6 million shares available for grant under the 2007 Plan. As of December 31, 2007, there were 1.1 million shares outstanding and 2.2 million shares available for grant under the 2007 Plan.

Since the adoption by the Company of the 2007 Plan, no awards may be granted under our previously adopted plans, described below.

2004 Stock Plan

With the adoption of the 2007 Plan, no additional awards may be granted under the 2004 Stock Plan (the “2004 Plan”). Under the 2004 Plan, 8.4 million shares of common stock were authorized for issuance. This amount includes 0.1 million shares that were consolidated from the acquired Splash Plan, T/R Plan and Printcafe Plans on June 7, 2006. The terms of the 2004 Plan provide that an option price shall not be less than 100% of fair market value on the date of the grant. The vesting period for restricted stock must be at least (a) one (1) year in

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

the case of a restricted stock award subject to a vesting schedule based upon the achievement of specified performance goals by the participant or (b) three (3) years in the case of a restricted stock award absent such performance-based vesting. Under this plan, restricted stock and restricted stock unit awards could be granted that did not comply with the preceding minimum vesting requirement as long as the aggregate number of shares of common stock issued with respect to such non-conforming awards granted under this plan did not exceed 10% of the reserve. The 2004 Plan provides for accelerated vesting if there is a change in control (as defined in the 2004 Plan). The options and restricted stock awards generally vest over a 42 to 48 month period and expire from seven to ten years from the date of the grant. As of December 31, 2008, 2007 and 2006, there were 2.2 million, 3.4 million and 3.9 million shares, respectively, outstanding under the 2004 Plan.

1999 Stock Plan

With the adoption of the 2007 Plan, no additional awards may be granted under the 1999 Stock Plan (the “1999 Plan”). The 1999 Plan authorized 10.6 million shares of common stock for issuance. The terms of the 1999 Plan provide that an option price may not be less than 100% of fair market value and the purchase price under restricted stock purchase agreement may not be less than 50% of fair market value on the date of the grant. The Board of Directors or a committee designated by the Board of Directors had the authority to determine to whom options would be granted, the number of shares, the vesting period, the expiration date and the exercise price. The 1999 Plan provides for accelerated vesting if there is a change in control (as defined in the 1999 Plan). The options and restricted stock awards generally vest from two to four years and expire from seven to ten years from the date of the grant. As of December 31, 2008, 2007 and 2006, there were 2.4 million, 3.3 million and 3.7 million shares respectively, outstanding under the 1999 Plan.

1990 Stock Plan

The 1990 Stock Option Plan (the “1990 Plan”) by its terms expired in June 2000 and no additional awards may be granted under this plan. In June 1990, the Company adopted the 1990 Plan, which, as amended, provided for the issuance of incentive and nonqualified stock options to our employees, directors and non-employees. The Company reserved 13.2 million shares of common stock for issuance under the 1990 Plan. The terms of the 1990 Plan required that incentive stock options be granted with an exercise price of no less than the fair market value on the date of the grant. The original terms of the 1990 Plan provided that the exercise price of nonqualified stock options could not be less than 85% of the fair market value on the date of the grant. On May 4, 1995, the 1990 Plan was amended to provide that the Company would not grant options at less than 100% of the fair market value of the Company’s common stock on the date of the grant. Generally, the options vested over a four year period. The 1990 Plan allows the Company to buy out an option grant for a payment in cash or shares, an option previously granted based on terms and conditions as established by the Company at the time such offer is made. The 1990 Plan provides for accelerated vesting if there is a change in control (as defined in the 1990 Plan). The options are exercisable at times and increments as specified by the Board of Directors, and expire not more than 10 years from date of grant. All options available under the 1990 Plan have been issued. Any shares (plus any shares that might in the future be returned to the 1990 Plan as a result of cancellations) that remained available for future grants under the 1990 Plan have been cancelled. As of December 31, 2008, 2007 and 2006, there were approximately 0.7 million, 1.3 million, and 1.8 million shares, respectively, outstanding under the 1990 Plan.

Acquired Stock Plans

In connection with our acquisition of Splash Technology Holdings, Inc., T/R Systems, Inc, Print Café and Management Graphics, Inc, we assumed their stock incentive plans. As of December 31, 2008, there were 0.2 million options outstanding under these acquired stock plans.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

2000 Employee Stock Purchase Plan

In May 2000, our Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “ESPP”), which became effective on August 1, 2000 and reserved 0.4 million shares of common stock for issuance under the ESPP. The ESPP, as amended, has an automatic share increase feature pursuant to which the shares reserved under the ESPP will automatically increase on the first trading day in January of each year, beginning with calendar year 2006 and continuing through calendar year 2012. The amount of increase is equal to three quarters of one percent (0.75%) of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year but in no event shall any such increase exceed 2.5 million shares annually. As of December 31, 2008, 0.8 million shares of the Company’s stock have been reserved for issuance under the ESPP.

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

The ESPP was suspended effective November 9, 2006 as a result of the Company not being able to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and remained suspended through the fourth quarter of 2007, when we became current in our filings with the SEC. For all participants that did not withdraw from the plan, contributions made through that date were being held to be applied towards the first purchase date subsequent to the reinstatement of the plan. We returned all amounts for participants with an offering period that exceeded 22 months from the beginning of the offering date. We resumed this plan in the fourth quarter of 2007. No shares were issued under the ESPP in 2007. In 2008 and 2006, 0.5 million and 0.4 million shares were issued under the ESPP at an average purchase price of $12.18 and $14.75, respectively. As of December 31, 2008, there was $2.8 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over a period of 1.8 years. At December 31, 2008, 2007 and 2006, there were 0.3 million, 0.4 million and 0.1 million shares, respectively, available for issuance under the ESPP.

Valuation and Expense Information under SFAS 123(R)

Effective January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all equity awards made to our employees and directors, including employee stock options, restricted stock and employee stock purchases related to all stock-based compensation plans based on estimated fair values.

We use the Black-Scholes-Merton (“BSM”) model to value stock-based compensation for all equity awards except market based awards. Market based awards are valued using a Monte Carlo valuation model. The BSM model is the same model which was previously used in preparing our pro forma disclosure required under SFAS 123.

The BSM model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, EFI’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options and awards have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of EFI’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (“SAB 107”) using an option-pricing model, the value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The following table summarizes stock-based compensation expense based on the aforementioned valuation models related to employee stock options, employee stock purchases and restricted stock under SFAS 123(R) for the years ended December 31, 2008, 2007, and 2006:

(in thousands)	2008	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$5,759	$8,270	$10,727
Restricted stock units and nonvested shares	23,187	14,834	12,271
Employee stock purchase plan	4,481	1,426	748

Total stock-based compensation	33,427	24,530	23,746
Tax effect on stock-based compensation	(6,694)	(8,891)	(7,064)

Net effect on net income/loss	$26,733	$15,639	$16,682

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

The estimated per share weighted average fair value of options and ESPP shares granted and the assumptions used to determine fair value are shown below for the periods indicated:

	Stock option plans for the years ended December 31,			Employee Stock Purchase Plan for the years ended December 31,
Black Scholes assumptions and fair value	2008	2007	2006	2008	2007(1)	2006
Weighted average fair value per share	$5.51	$9.11	$10.30	$5.50	N/A	$6.13
Expected volatility	40%	35%	39%	32% – 74%	N/A	28% – 38%
Risk-free interest rate	2.8%	4.5%	4.8%	1.9% – 2.5%	N/A	4.7% – 5.2%
Expected term (in years)	4.0	4.6	4.6	0.5 – 2.0	N/A	0.5 – 2.0

(1)	No shares were issued under the ESPP in 2007.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Units and Nonvested Shares of Restricted Stock

The restricted stock units and nonvested shares of restricted stock generally vest over a service period of two to four years. The compensation expense incurred for these service awards is based on the closing market price of EFI’s stock on the date of grant and is amortized on an accelerated basis over the requisite service period. The weighted average fair value of restricted stock units granted during the years ended December 31, 2008, 2007, and 2006 were $13.53, $22.16 and $22.13, respectively. No nonvested shares of restricted stock were granted during 2007 and 2008. The weighted average fair value of nonvested shares of restricted stock granted during the year ended December 31, 2006 was $27.41.

In February 2008, the remaining 138,750 shares of market-based nonvested restricted stock units were modified to seven-year service-based. No incremental stock-based compensation expense was incurred as a result of the modification.

Tender Offer

Based on the independent investigation of our historical stock option granting practices conducted by the Special Committee of our Board of Directors in 2007, we determined that certain compensatory stock options were granted with an exercise price lower than the fair market value of our common stock on the date of grant. Any such stock options which had not vested prior to January 1, 2005, absent amendment, would be subject to substantial additional taxes under Section 409A of the Internal Revenue Code and analogous state laws. On October 23, 2007, we filed a Tender Offer Statement on Schedule TO with the SEC with respect to stock options which were determined to have been granted with a below fair market value exercise price. The terms of the tender offer provided that each eligible stock option tendered would be amended to increase the exercise price to the fair market value of our common stock on the grant date determined in the independent investigation in exchange for a cash bonus in an amount equal to the aggregate exercise price increase for such stock option payable in January 2008, less applicable tax withholding. The tender offer expired on November 30, 2007. We accepted for amendment eligible options to purchase 482,380 shares of our common stock and made cash payments, in January 2008, to employees that held eligible options accepted for amendment in the aggregate amount of $283,514, less applicable tax withholding, to compensate them for the increased exercise prices per share of their amended eligible options, in each case, in accordance with the terms of the tender offer.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock Option Activity

The following table summarizes option activity under our stock plans (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2005	10,117	$23.60
Options granted	965	$25.61
Options exercised	(1,994)	$18.00
Options forfeited or expired	(707)	$26.52

Options outstanding at December 31, 2006	8,381	$24.90

Options granted	423	$24.62
Options exercised	(335)	$17.30
Options forfeited or expired	(956)	$33.19

Options outstanding at December 31, 2007	7,513	$24.19

Options granted	980	$15.80
Options exercised	(146)	$15.27
Options forfeited or expired	(2,286)	$27.34

Options outstanding at December 31, 2008	6,061	$22.73	3.1	$—

Options vested and expected to vest at December 31, 2008	5,938	$22.84	3.1	$—

Options exercisable at December 31, 2008	4,769	$24.04	2.4	$—

Aggregate intrinsic value was calculated as the difference between the closing price of our common stock on the last trading day of the fiscal period and the exercise price of the underlying awards for the options that were in the money at December 31, 2008. The total intrinsic value of options exercised, determined as of the date of option exercise, was $0.3 million, $1.7 million and $16.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. There was $3.5 million of total unrecognized compensation cost related to stock options expected to vest as of December 31, 2008. That cost is expected to be recognized over a weighted average period of one year.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2008 (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual term (years)	Weighted average exercise price	Shares	Weighted average exercise price
$11.26 to $16.17	1,674	4.3	$15.47	912	$15.32
$16.20 to $17.15	1,081	4.5	16.83	863	16.96
$17.17 to $21.38	1,011	2.1	19.45	1,003	19.44
$21.45 to $25.28	1,125	2.5	23.09	953	23.12
$25.37 to $48.38	1,063	1.8	31.93	930	32.65
$48.50 and over	107	1.1	131.47	108	131.47

	6,061	3.1	$22.73	4,769	$24.04

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Units and Nonvested Shares of Restricted Stock

Restricted stock units and nonvested shares of restricted stock were awarded to employees under our equity incentive plans. Nonvested shares of restricted stock have the same voting rights as other common stock and are considered to be currently issued and outstanding. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. A summary of the status of restricted stock units and nonvested shares of restricted stock as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

	Restricted Stock Units		Nonvested Shares of Restricted Stock
	Shares (in thousands)	Weighted average grant date fair value	Shares (in thousands)	Weighted average grant date fair value
Nonvested at January 1, 2008	1,880	$22.07	336	$24.21
Awarded	926	$13.78	—	$—
Vested	(543)	$11.62	(174)	$21.61
Forfeited	(397)	$21.07	(44)	$26.31

Nonvested at December 31, 2008	1,866	$18.22	118	$27.21

Restricted Stock Units

The fair value of restricted stock units that vested during 2008 and 2007, determined as of the vesting date, were $6.4 million and $7.4 million, respectively. No restricted stock units vested during 2006. The aggregate intrinsic value of restricted stock units vested and expected to vest at December 31, 2008 was $15.4 million, calculated as the closing price per share of our common stock on the last trading day of the fiscal period multiplied by 1.6 million of restricted stock units vested and expected to vest at December 31, 2008. There was approximately $16.4 million of unrecognized compensation costs related to restricted stock units expected to vest as of December 31, 2008. That cost is expected to be recognized over a weighted average period of 1.4 years.

Nonvested Shares of Restricted Stock

The fair value of restricted stock vested, determined as of the vesting date, was $2.3 million, $7.1 million and $3.9 million during the years ended December 31, 2008, 2007 and 2006, respectively. There was $0.7 million of unrecognized compensation cost related to nonvested shares of restricted stock expected to vest as of December 31, 2008. That cost is expected to be recognized over a weighted average period of 0.7 years.

Employee 401(k) Plan

We sponsor a 401(k) Savings Plan (the “401(k) Plan”) to provide retirement and incidental benefits for our employees. Employees may contribute from 1% to 40% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service (“IRS”). We currently match 50% of the employee contributions, up to a maximum of the first 4% of the employee’s compensation contributed to the plan, subject to IRS limitations. All matching contributions vest over four years starting with the hire date of the individual employee. Our matching contributions to the 401(k) Plan totaled $1.9 million in 2008, $2.0 million in 2007 and $1.8 million in 2006. The employees and our contributions are cash contributions invested in mutual funds managed by an independent fund manager, or in self-directed retirement plans. The fund manager or the employee may invest in our common stock at their discretion.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 13: Sale of Land and Building

On October 23, 2008, we entered into a Purchase and Sale agreement with Gilead Sciences, Inc. (“Gilead”), under which certain real property and improvements, and other related assets were sold to Gilead for a total price of $137.5 million, subject to an escrow holdback of $15.5 million. The escrow period expires January 2010. The transaction closed on January 29, 2009. The property sold included approximately thirty acres of land and the office building located at 301 Velocity Way, Foster City, California, consisting of approximately 163,000 square feet and certain other assets related to the property. We continue to retain ownership of the remaining approximately five acres of land and remain obligated under the synthetic lease with respect to the office building located at 303 Velocity Way, Foster City, California, consisting of approximately 295,000 square feet on which the Company’s headquarters is located. As more fully disclosed in Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements, the buildings are subject to synthetic lease agreements.

As a result of the sale to Gilead, assets held for sale of $55.4 million under current assets as of December 31, 2008 include $31.7 million of funds pledged with respect to the synthetic lease of the 301 Velocity Way facility, $2.5 million of related land, $19.8 million of undeveloped land, $1.1 million of leasehold and land improvements, and $0.3 million of previously capitalized financing costs.

Note 14: Restructuring and Other

The Company recorded pretax restructuring and other charges of $11.0, $1.5 million, and $1.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. Restructuring and other charges includes severance costs of $8.0 million related to headcount of 166 for the year ended December 31, 2008. Severance costs include severance payments, related employee benefits, related legal fees, and outplacement costs. Restructuring and other charges includes facility costs of $2.4 million related to the closure of three facilities and the partial closure of two facilities.

The following table summarizes 2008 activities related to the Company’s restructuring reserve (in thousands):

Restructuring Costs
Reserve balance at December 31, 2007	$—
Restructuring reserve	9,524
Restructuring reserve related to acquisition of Pace	358
Payments	(6,658)

Reserve balance at December 31, 2008	$3,224

Also included in the Restructuring and other line item in our consolidated statement of operations are costs related to integrate our Pace and Raster acquisitions and related employees.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

As our enterprise management processes are becoming further refined, including our 2009 planning process, to use financial information that is closely aligned with the three product categories, it is expected that it will be appropriate to present three operating segments beginning in the first quarter of 2009. It is expected that relevant financial information will be prepared for each of the three operating segments that will be used by the chief operating decision making group to allocate resources among the segments.

The following is a breakdown of revenues by product category for the years ended December 31, 2008, 2007 and 2006:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Controllers	$278,738	$331,474	$328,443
Inkjet Products	219,959	229,253	180,203
APPS	61,683	59,859	55,965

Total Revenue	$560,380	$620,586	$564,611

Revenues in Controllers and APPS categories for the twelve months ended December 31, 2007 and December 31, 2006 have been revised to reflect the reclassification of Controller-related software revenue of $25.6 million and $21.8 million in 2007 and 2006, respectively from the Advanced Professional Printing Software category to the Controllers category. Total revenue from the twelve months ended December 31, 2006 and December 31, 2007 have not changed.

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

The following is a breakdown of revenues by sales origin for the years ended December 31, 2008, 2007 and 2006:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Americas	$297,896	$327,232	$303,931
Europe, Middle East and Africa	194,474	216,308	175,037
Japan	52,048	58,015	63,248
Other international locations	15,962	19,031	22,395

Total Revenue	$560,380	$620,586	$564,611

The following table presents our long-lived assets located outside the Americas, all of which are in the Europe, Middle East and Africa (“EMEA”) region, as of December 31, 2008 and 2007:

	December 31,
(in thousands)	2008	2007
Goodwill	$7,300	$7,447
Intangible Assets, net	1,438	2,006

	$8,738	$9,453

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Information about Major Customers

For the past three years we have had two major customers, Canon and Xerox, each with total revenues greater than 10%. These customers, in order of magnitude, accounted for approximately 13% and 16% of revenues in 2008, approximately 16% and 15% of revenue in 2007. One customer, Xerox, had an accounts receivable balance greater than 10% of our total accounts receivable balance, accounting for 16% and 12% of our total accounts receivable balance as of December 31, 2008 and 2007, respectively.

Note 16: Subsequent Events

In January 2009, we announced a restructuring plan to better align our costs with revenue levels. We expect to reduce our worldwide headcount by approximately 100 employees and incur severance costs of approximately $3.4 million.

On January 29, 2009, we completed the sale of land and building to Gilead for a total price of $137.5 million, subject to an escrow holdback of $15.5 million. The escrow period expires January 2010. The property sold included approximately thirty acres of land and the office building located on the land at 301 Velocity Way, Foster City, California, consisting of approximately 163,000 square feet and certain other assets related to the property.

On February 5, 2009, our Board of Directors approved a $100 million share repurchase program, including a $30 million accelerated share repurchase (“ASR”) by utilizing a portion of the proceeds from the recent sale of land and building to Gilead. On February 18, 2009, we also entered into an agreement with UBS AG, London branch (“UBS”), to repurchase $30 million of our common stock under the ASR program. We expect to complete the repurchases under the ASR program in the second or third quarter of 2009, with the final completion date subject to the discretion of UBS. Approximately $33.2 million remaining from prior board authorization were cancelled by the Board of Directors in February 2009.

SUPPLEMENTARY DATA

Unaudited Quarterly Consolidated Financial Information

The following table presents our operating results for each of the eight quarters in the two-year period ended December 31, 2008. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to state fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing in this Annual Report. These operating results are not necessarily indicative of the results for any future period (in thousands, except per share amounts).

	2008
	Q1	Q2	Q3	Q4
Revenue	$136,604	$143,846	$144,666	$135,264
Gross profit	77,232	81,973	82,065	76,147
Loss from operations	(14,308)	(5,892)	(8,619)	(116,196)
Net (loss)	(5,173)	(113)	(3,644)	(104,514)
Net (loss) for dilution calculation	(5,173)	(113)	(3,644)	(104,514)
Net (loss) per basic common share	$(0.10)	$—	$(0.07)	$(1.99)
Net (loss) per diluted common share	$(0.10)	$—	$(0.07)	$(1.99)
Goodwill and asset impairment	$—	$—	$—	$111,858

	2007
	Q1	Q2	Q3	Q4
Revenue	$147,831	$162,441	$158,295	$152,019
Gross profit	88,341	95,729	92,206	84,610
(Loss) income from operations	(3,926)	2,169	756	(1,230)
Net (loss) income	2,135	9,606	8,107	6,995
Net (loss) income for dilution calculation	2,135	10,356	8,857	7,745
Net (loss) income per basic common share	$0.04	$0.17	$0.14	$0.13
Net (loss) income per diluted common share	$0.04	$0.15	$0.13	$0.12

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2008.

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

We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

We have excluded Pace and Raster from our assessment of internal control over financial reporting as of December 31, 2008 because they were acquired by us during fiscal year 2008. Pace and Raster are wholly owned subsidiaries whose total assets and total revenue represent 5.1% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”). Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2009 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement. Information regarding the audit committee of our board of directors and information regarding an audit committee financial expert is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2009 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2009 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our board of is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2009 Proxy Statement.

Item 11: Executive Compensation

The information required by this item is incorporated by reference from the information contained under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in our 2009 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth below, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2009 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008 concerning securities that are authorized under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by stockholders	7,927,271	(1)	$21.67	903,760	(2)
Equity compensation plans not approved by stockholders	—		—	—

Total	7,927,271		$21.67	903,760

(1)	Includes options outstanding as of December 31, 2008, representing 78,840 shares with an average exercise price of $156.39 per share, that were assumed in connection with business combinations.
(2)	Includes 566,130 shares available under our 2007 Equity Incentive Award Plan and 337,630 shares available under our 2000 Employee Stock Purchase Plan.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions, and Director Independence” in our 2009 Proxy Statement.

Item 14: Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2009 Proxy Statement.

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

(3)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (1)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (2)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (3)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (4)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (5)

2.6+	Amended and Restated Equity Purchase Agreement dated October 31, 2006 among Electronics for Imaging, Inc., Electronics for Imaging, International, Jetrion, LLC and Flint Group North America Corporation (6)

3.1	Amended and Restated Certificate of Incorporation (7)

3.2	By-laws as amended (8)

3.3	Certificate of Amendment of By-laws (9)

Exhibit No.	Description
3.4	Certificate of Amendment of By-laws (10)

4.2	Specimen Common Stock certificate of the Company (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (11)

10.2	1990 Stock Plan of the Company (8)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (12)

10.4	The 1999 Equity Incentive Plan as amended (13)

10.5	2000 Employee Stock Purchase Plan as amended (13)

10.6	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (14)

10.7	Prographics, Inc. 1999 Stock Option Plan (15)

10.8	Printcafe Software, Inc. 2000 Stock Incentive Plan (15)

10.9	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (15)

10.10	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (15)

10.11	T/R Systems, Inc. 1999 Stock Option Plan (16)

10.12	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (17)

10.13	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan (18)

10.14	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (19)

10.15	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (19)

10.16	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (19)

10.17	Form of Indemnification Agreement (8)

10.18	Form of Indemnity Agreement (20)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (21)

10.20+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (22)

10.21+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (23)

10.22	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company (24)

10.23	Employment Agreement effective August 1, 2006, by and between Fred Rosenzweig and the Company (24)

10.24	Employment Agreement effective August 1, 2006, by and between John Ritchie and the Company (24)

Exhibit No.	Description
10.25+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (25)

10.26	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Guy Gecht (26)

10.27	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Fred S. Rosenzweig (26)

10.28	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and John Ritchie (26)

10.29	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and James S. Greene (26)

10.30	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Dan Maydan (26)

10.31	Amendment of Stock Option Agreement, dated as of August 29, 2008, by and between the Company and Gill Cogan (26)

10.32	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 23, 2008 by and between the Company and Gilead Sciences, Inc., as amended, if material

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has received confidential treatment with respect to portions of these documents
(1)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.
(2)	Filed as exhibit (d) (5) to the Company’s Schedule TO/A No. 3 on October 20, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(4)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 3, 2006 (File No. 000-18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2007 (File No. 000-18805) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 (File No. 000-18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(15)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(16)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.
(18)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 000-18805) and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on December 20, 2007 and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 000-18805) and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-18805) and incorporated herein by reference
(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 7, 2006 (File No. 000-18805) and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 5, 2008 (File No. 000-18805) and incorporated herein by reference.

(b) List of Exhibits

See Item 15 (a).

(c) Consolidated Financial Statement Schedule II for the years ended December 31, 2008, 2007 and 2006.

ELECTRONICS FOR IMAGING, INC.

Schedule II

Valuation and Qualifying Accounts (in thousands)

Description	Balance at beginning of period	Charged to revenue and expenses	Charged to/(from) other accounts		Deductions	Balance at end of period
Year Ended December 31, 2008
Allowance for doubtful accounts and sales-related allowances	$8,153	$5,420	$88	(2)	$(5,209)	$8,452
Year Ended December 31, 2007
Allowance for doubtful accounts and sales-related allowances	$7,852	$6,168	$—		$(5,867)	$8,153
Year Ended December 31, 2006
Allowance for doubtful accounts and sales-related allowances	$4,306	$5,997	$489	(1)	$(2,940)	$7,852

(1)	Adjustment due to acquired bad debt allowance: Jetrion—$489
(2)	Adjustment due to acquired bad debt allowance: Pace—$88

SIGNATURES

Pursuant to the requirements of Sections 13 or 16(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

March 2, 2009	By:	/S/ GUY GECHT
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

Signature	Title	Date
/S/ GUY GECHT Guy Gecht	Chief Executive Officer, Director (Principal Executive Officer)	March 2, 2009

/S/ FRED ROSENZWEIG Fred Rosenzweig	President, Director	March 2, 2009

/S/ JOHN RITCHIE John Ritchie	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009

/S/ THOMAS GEORGENS Thomas Georgens	Director	March 2, 2009

/S/ GILL COGAN Gill Cogan	Director	March 2, 2009

/S/ DAN MAYDAN Dan Maydan	Director	March 2, 2009

/S/ JAMES S. GREENE James S. Greene	Director	March 2, 2009

/S/ RICHARD A. KASHNOV Richard A. Kashnov	Director	March 2, 2009

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (1)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (2)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (3)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (4)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (5)

2.6+	Amended and Restated Equity Purchase Agreement dated October 31, 2006 among Electronics for Imaging, Inc., Electronics for Imaging, International, Jetrion, LLC and Flint Group North America Corporation (6)

3.1	Amended and Restated Certificate of Incorporation (7)

3.2	By-laws as amended (8)

3.3	Certificate of Amendment of By-laws (9)

3.4	Certificate of Amendment of By-laws (10)

4.2	Specimen Common Stock certificate of the Company (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (11)

10.2	1990 Stock Plan of the Company (8)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (12)

10.4	The 1999 Equity Incentive Plan as amended (13)

10.5	2000 Employee Stock Purchase Plan as amended (13)

10.6	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (14)

10.7	Prographics, Inc. 1999 Stock Option Plan (15)

10.8	Printcafe Software, Inc. 2000 Stock Incentive Plan (15)

10.9	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (15)

10.10	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (15)

10.11	T/R Systems, Inc. 1999 Stock Option Plan (16)

10.12	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (17)

10.13	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan (18)

10.14	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (19)

10.15	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (19)

10.16	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (19)

Exhibit No.	Description
10.17	Form of Indemnification Agreement (8)

10.18	Form of Indemnity Agreement (20)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (21)

10.20+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (22)

10.21+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (23)

10.22	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company (24)

10.23	Employment Agreement effective August 1, 2006, by and between Fred Rosenzweig and the Company (24)

10.24	Employment Agreement effective August 1, 2006, by and between John Ritchie and the Company (24)

10.25+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (25)

10.26	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Guy Gecht (26)

10.27	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Fred S. Rosenzweig (26)

10.28	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and John Ritchie (26)

10.29	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and James S. Greene (26)

10.30	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Dan Maydan (26)

10.31	Amendment of Stock Option Agreement, dated as of August 29, 2008, by and between the Company and Gill Cogan (26)

10.32	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 23, 2008 by and between the Company and Gilead Sciences, Inc., as amended, if material

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has received confidential treatment with respect to portions of these documents

(1)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.
(2)	Filed as exhibit (d) (5) to the Company’s Schedule TO/A No. 3 on October 20, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(4)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 3, 2006 (File No. 000-18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2007 (File No. 000-18805) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 (File No. 000-18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(15)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(16)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.
(18)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 000-18805) and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on December 20, 2007 and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 000-18805) and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-18805) and incorporated herein by reference
(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 7, 2006 (File No. 000-18805) and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 5, 2008 (File No. 000-18805) and incorporated herein by reference.