Form 10-K/A
period 2008-12-31
ELECTRONICS FOR IMAGING INC
filed 2009-04-30
CIK 867374

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on June 30, 2008 was $501,165,265.** The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of March 31, 2009 was 49,217,723.

** Based upon the last trade price of the Common Stock reported on the NASDAQ Global Select Market on June 30, 2008, the last business day of the registrant’s second quarter of the 2008 fiscal year. Excludes approximately 18,179,704 shares of common stock held by directors, executive officers and holders known to the registrant to hold 10% or more of the registrant’s outstanding Common Stock, as of that date, in that such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

EXPLANATORY NOTE

Electronics For Imaging, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009, to add disclosure required under Part III of Form 10-K. Except as described above, no attempt has been made in this Amendment on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report, or modify or update those disclosures, including the exhibits to the Original Annual Report, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below are the names of each member of the Board of Directors (the “Board of Directors” or “Board”) of Electronics For Imaging, Inc. (together with its subsidiaries, the “Company”) and certain information about them as of April 1, 2009.

Name of Nominee and Principal Occupation	Age	Director Since
Gill Cogan(1)	57	1992
Founding Partner, Opus Capital Ventures LLC
Guy Gecht	43	2000
Chief Executive Officer of the Company
Thomas Georgens(3)	49	2008
President and Chief Operating Officer, NetApp, Inc.
James S. Greene(2)(3)	55	2000
Vice President, Cisco Systems, Inc.
Richard A. Kashnow(2)(3)	67	2008
Consultant, Self-Employed
Dan Maydan(1)(2)	73	1996
Member, Board of Trustees, Palo Alto Medical Foundation
Fred Rosenzweig	53	2000
President of the Company

(1)	Member of the Compensation Committee.
(2)	Member of the Nominating and Governance Committee.
(3)	Member of the Audit Committee.

Mr. Cogan has served as interim Chairman of the Board of the Company since June 28, 2007. Mr. Cogan is a founding Partner of Opus Capital Ventures LLC, a venture capital firm established in 2005. Previously, he was the Managing Partner of Lightspeed Venture Partners, a venture capital firm, from 2000 to 2005. From 1991 until 2000, Mr. Cogan was Managing General Partner of Weiss, Peck & Greer Venture Partners, L.P., a venture capital firm. From 1986 to 1990, Mr. Cogan was a partner of Adler & Company, a venture capital group handling technology-related investments. From 1983 to 1985, he was Chairman and Chief Executive Officer of Formtek, Inc., an imaging and data management computer company, whose products were based upon technology developed at Carnegie-Mellon University. Mr. Cogan is currently a director of several privately held companies. Mr. Cogan holds an M.B.A. from the University of California at Los Angeles.

Mr. Gecht was appointed Chief Executive Officer of the Company on January 1, 2000. From July 1999 to January 2000, he served as President of the Company. From January 1999 to July 1999, he was Vice President and General Manager of Controllers Products of the Company. From October 1995 through January 1999, he served as Director of Software Engineering. Prior to joining the Company, Mr. Gecht was Director of Engineering at Interro Systems, Inc., a technology company, from 1993 to 1995. From 1991 to 1993, he served as Software Manager of ASP Computer Products, a networking company and from 1990 to 1991 he served as Manager of Networking Systems for Apple Israel, a technology company. From 1985 to 1990, he served as an officer in the Israeli Defense Forces, managing an engineering development team, and later was an acting manager of one of the IDF high-tech departments. Mr. Gecht currently serves as a member of the board of directors, audit committee and compensation committee of Check Point Software Technologies Ltd., a global information technology security company. Mr. Gecht holds a B.S. in Computer Science and Mathematics from Ben Gurion University in Israel.

Mr. Georgens has served as a director of the Company since April 2008. Mr. Georgens is currently President and Chief Operating Officer of NetApp, Inc., a provider of data management solutions. From January 2007 to

January 2008, Mr. Georgens was Executive Vice President, Product Operations and from October 2005 to January 2007, he was Executive Vice President and General Manager of Enterprise Storage Systems for NetApp. From 1996 to 2005, Mr. Georgens served LSI Logic and its subsidiaries, including Engenio, in various capacities, including as President, Chief Executive Officer, Vice President and General Manager, and Director. Prior to working with LSI Logic and its subsidiaries, Mr. Georgens spent 11 years at EMC Corporation in a variety of engineering and marketing positions. Mr. Georgens graduated from Rensselaer Polytechnic Institute with a B.S. and M.Eng degrees in computer and systems engineering, and also holds an M.B.A. from Babson College.

Mr. Greene is currently a Vice President of Cisco Systems, Inc., a communications and information technology company, where he is responsible for the Global Financial Services business. From January 2004 until February 2005, Mr. Greene was the President and General Manager for the Global Financial Services business of TeleTech Holdings, Inc., a customer management services company. From September 2001 until February 2004, Mr. Greene was a Senior Vice President with Cap Gemini Ernst & Young, a consulting services firm, where he served clients in the global financial services industries. Prior to that he was Chief Executive Officer and President of Abilizer Solutions Inc., a global Enterprise Information Portal software business. Prior to Abilizer, Mr. Greene was a Senior Partner with Accenture, a consulting firm. Mr. Greene joined Accenture in 1979 and left in 2000 as the Managing Partner of their Western Region. Mr. Greene received his B.A. in Economics from the University of California at Davis and his M.B.A. from Santa Clara University.

Mr. Kashnow has served as a director of the Company since April 2008. Since 2003, Mr. Kashnow has been self-employed as a consultant. From 1999 until 2003, Mr. Kashnow served as President of Tyco Ventures, the venture capital unit he established for Tyco International, Inc., a diversified manufacturing and services company. From 1995 to 1999, he served as Chairman, Chief Executive Officer, and President of Raychem Corporation, a global technology materials company. He started his career as a physicist at General Electric’s Corporate Research and Development Center in 1970. During his seventeen years with GE, he progressed through a series of technical and general management assignments. Mr. Kashnow received a Ph.D. in physics from Tufts University in 1968 and a B.S. in physics from Worcester Polytechnic Institute in 1963. He served in the U.S. Army between 1968 and 1970 and completed his active duty tour as a Captain. He also serves on the board of Ariba, Inc., a public company providing on-demand spend management solutions. Until March 2008, he served as Chairman of ActivIdentity, a public software security company. Until September 2007, he also served as Chairman of Komag, Inc., a public data storage media company which was acquired at that time by Western Digital.

Dr. Maydan was President of Applied Materials Inc., a semiconductor manufacturing equipment company, from January 1994 to April 2003 and a member of that company’s board of directors from June 1992 to October 2005. From March 1990 to January 1994, Dr. Maydan served as Applied Materials’ Executive Vice President, with responsibility for all product lines and new product development. Before joining Applied Materials in September 1980, Dr. Maydan spent thirteen years managing new technology development at Bell Laboratories during which time he pioneered laser recording of data on thin-metal films and made significant advances in photolithography and vapor deposition technology for semiconductor manufacturing. In 1998, Dr. Maydan was elected to the National Academy of Engineering. He serves on the board of directors of Infinera Corporation, a digital optical communications company and the board of directors of a privately held company. Dr. Maydan is a member of the Board of Trustees of the Palo Alto Medical Foundation (P.A.M.F.). Dr. Maydan received his B.S. and M.S. degrees in electrical engineering from Technion, the Israel Institute of Technology, and his Ph.D. in Physics from Edinburgh University in Scotland.

Mr. Rosenzweig was appointed President of the Company as of January 1, 2000. From July 1999 to January 2004 he served as Chief Operating Officer of the Company. From August 1998 to July 1999, Mr. Rosenzweig served as Executive Vice President. From January 1995 to August 1998, Mr. Rosenzweig served as Vice President, Manufacturing and Support of the Company. From May 1993 to January 1995, Mr. Rosenzweig served as Director of Manufacturing of the Company. Prior to joining the Company, from July 1992 to May 1993, he was a plant general manager at Tandem Computers Corporation, a computer company. From October 1989 to July 1992, Mr. Rosenzweig served as a systems and peripheral test manager at Tandem Computers Corporation.

Mr. Rosenzweig holds a B.S. in Metallurgical Engineering from The Pennsylvania State University and an M.B.A. from the University of California at Berkeley.

EXECUTIVE OFFICERS

The following table lists certain information regarding the Company’s executive officers as of April 1, 2009.

Name	Age	Position
Guy Gecht	43	Chief Executive Officer
Fred Rosenzweig	53	President
John Ritchie	43	Chief Financial Officer

Mr. Gecht was appointed Chief Executive Officer of the Company on January 1, 2000. From July 1999 to January 2000, he served as President of the Company. From January 1999 to July 1999, he was Vice President and General Manager of Controllers Products of the Company. From October 1995 through January 1999, he served as Director of Software Engineering. Prior to joining the Company, Mr. Gecht was Director of Engineering at Interro Systems, a technology company, from 1993 to 1995. From 1991 to 1993, he served as Software Manager of ASP Computer Products, a networking company and from 1990 to 1991 he served as Manager of Networking Systems for Apple Israel, a technology company. From 1985 to 1990, he served as an officer in the Israeli Defense Forces, managing an engineering development team, and later was an acting manager of one of the IDF high-tech departments. Mr. Gecht currently serves as a member of the board of directors, audit committee and compensation committee of Check Point Software Technologies Ltd., a global information technology security company. Mr. Gecht holds a B.S. in Computer Science and Mathematics from Ben Gurion University in Israel.

Mr. Rosenzweig was appointed President of the Company as of January 1, 2000. From July 1999 to January 2004 he served as Chief Operating Officer of the Company. From August 1998 to July 1999, Mr. Rosenzweig served as Executive Vice President. From January 1995 to August 1998, Mr. Rosenzweig served as Vice President, Manufacturing and Support of the Company. From May 1993 to January 1995, Mr. Rosenzweig served as Director of Manufacturing of the Company. Prior to joining the Company, from July 1992 to May 1993, he was a plant general manager at Tandem Computers Corporation, a computer company. From October 1989 to July 1992, Mr. Rosenzweig served as a systems and peripheral test manager at Tandem Computers Corporation. Mr. Rosenzweig holds a B.S. in Metallurgical Engineering from The Pennsylvania State University and an M.B.A. from the University of California at Berkeley.

Mr. Ritchie was appointed Chief Financial Officer on April 1, 2006. From January 2001 to April 1, 2006, Mr. Ritchie served as the Company’s Vice President of Finance. From March 1996 to January 2001, Mr. Ritchie served in a variety of capacities at Splash Technology Holdings, Inc., a server company, most recently as Chief Financial Officer. Prior to Splash, Mr. Ritchie held various accounting and finance positions at Western Waste Industries, Inc., a waste services company, Oce-Bruning, Inc., a printer and copier company, and Mariani Packing Company, an agricultural company. Mr. Ritchie holds a B.A. in Business Administration from San Jose State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file reports of security ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during the period from January 1, 2008 to December 31, 2008, all Section 16(a) filing requirements were timely met.

Audit Committee and Code of Ethics

The Audit Committee currently consists of Directors Georgens, Greene and Kashnow. The Audit Committee conducted ten (10) meetings in 2008. The Audit Committee approves the engagement of and the services to be performed by the Company’s independent auditors and reviews the Company’s accounting principles and its system of internal accounting controls. The Board has determined that all members of the Audit Committee are “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ rules and also meet the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our Board of Directors has determined that Mr. Kashnow is an “audit committee financial expert” as defined by the SEC.

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

Item 11: Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Objectives and Philosophy

The Company’s compensation objectives and philosophy provide the guiding principles for decisions made by the Compensation Committee of the Board of Directors (the “Committee”) for compensation to be paid to the Company’s named executive officers, which, during fiscal year 2008, included Guy Gecht, Chief Executive Officer; Fred Rosenzweig, President; and John Ritchie, Chief Financial Officer.

The Committee believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, and linked to specific, measurable results intended to create value for stockholders. In establishing compensation programs for the named executive officers for fiscal year 2008, the Committee considered the following principles and objectives:

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

The Compensation Committee of the Board of Directors

The Committee, serving under a charter adopted by the Board of Directors, is composed entirely of outside directors who have never served as officers of the Company. Under the charter, the Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. This includes base salaries, incentive awards, stock option grants, employment agreements, severance arrangements, change in control provisions, as well as any other benefits or compensation arrangements for the named executive officers. In certain circumstances, the Committee may solicit input from the full Board of Directors before making final decisions relating to executive compensation. Messrs. Cogan and Maydan serve on the Committee as of the date of this Form 10-K/A.

Role of Management in Assisting Compensation Decisions

Members of the executive management team of the Company, such as the named executive officers and the Vice President of Human Resources (“Executive Management”), may assist and support the Committee in determining compensation for the named executive officers. Members of Executive Management may provide recommendations and information to the Committee to consider, analyze and review in connection with any compensation proposal for the named executive officers. Members of Executive Management do not have any final decision-making authority in regards to named executive officer compensation. The Committee reviews any recommendations and information provided by Executive Management, and approves the final executive compensation package for the named executive officers. During fiscal year 2008, members of Executive Management provided the Committee with recommendations and proposals relating to each element of executive compensation described below. These recommendations and proposals were based on competitive factors, individual compensation histories, prior equity awards, and anticipated and projected operating results of the Company for fiscal year 2008.

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

The Committee has retained Mercer (US) Inc.(“Mercer”) to provide information, analyses, and advice regarding executive and director compensation, as described below. The Company also retains Mercer and its related entities to perform other services. Mercer was selected as the consultant to the Committee in 2007 after an interview process with several compensation consulting firms. The Committee evaluates Mercer on an annual basis and has found its performance to be satisfactory. In 2008, the Compensation Committee requested Mercer to advise it on a variety of compensation-related issues, including:

•	Compensation strategy development

•	Officer pay levels

•	Officer short-term incentive pay

•	Officer long-term incentive pay

•	Peer group review and refinement

•	Board compensation

•	The Committee agenda and annual calendar

In the course of conducting its activities, Mercer attended meetings of the Committee and presented its findings and recommendations for discussion. During the course of the year, Mercer met with management to obtain and validate data, and review materials.

In addition to providing consulting advice to the Committee, Mercer has been engaged by the Company to perform a review of its employment practices under applicable state law and international compensation consulting. Mercer received approximately $417,000 from the Company in connection with the performance of these services during fiscal year 2008. In addition, Mercer is a subsidiary of Marsh & McLennan Companies, Inc. (“Marsh”), a diversified conglomerate of insurance, security and human resources consulting services. The Company uses the brokerage services of Marsh for the casualty insurance portion of the Company’s risk management and insurance program. During fiscal year 2008, Marsh received approximately $168,000 for the brokerage services provided to the Company. The Committee has reviewed Mercer’s employment practice review services as well as the Marsh brokerage services and has determined that these services do not constitute a conflict of interest or prevent Mercer from being objective in its work for the Committee. Other than providing the services described above and the work performed in its role as consultant to the Committee, Mercer provided no other services to either the Company or the Committee in fiscal year 2008.

Benchmarking

The Committee does not apply a formulaic approach to setting of individual elements of the named executive officers’ compensation or their total compensation amounts. However, the Committee reviews, at least annually, market compensation levels to determine whether the total compensation opportunity for the Company’s named executive officers is appropriate in light of the compensation arrangements at the Company’s peers and makes adjustments when the Committee determines they are needed. For 2008, this assessment included evaluation of base salary, annual incentives and long-term incentives against a peer group of high-technology companies provided by Mercer, which is described below. The Committee also considers business performance as compared to its peers as part of its assessment of appropriate payout levels for performance. Because total compensation for the named executive officers is determined in part based on market compensation levels, differences in compensation among the chief executive officer and other named executive officers are due in part to differences of compensation among similarly situated executive officers in the market.

The basis for selection of companies in the peer group included the following:

•	Status—Peer companies should be publicly traded on a U.S. stock exchange.

•	Revenue—Peer companies should be similarly sized to EFI for appropriate compensation benchmarking.

•	Industry—Peer companies should be within similar industry sectors that have similar business characteristics.

•	Competitive Landscape—Peer companies should be competing with EFI for executive talent.

For 2008, the peer group included:

Palm Inc.	ADC Telecommunications Inc.
3Com Corp.	Moduslink Global Solutions (formerly CMGI, Inc.)
Arris Group Inc.	Komag Inc.
Zebra Technologies	Savvis Inc.
Hutchinson Technology, Inc.	Avocent Corp.
QLogic Corp.	Emulex Corp.
Zoran Corp.	MRV Communications, Inc.
Ariba Inc.	Openwave Systems Inc.

Executive Compensation Elements

For the fiscal year 2008, the principal elements or components of compensation for the named executive officers were: (1) base salary; (2) performance-based incentive compensation; and (3) long-term equity compensation.

During 2008, for each element of executive compensation, the Committee considered a number of factors, such as the executive’s employment experience, performance of the executive during the period, performance of the Company during the period, achievement of Company performance targets set by the Board of Directors, demonstrated leadership, potential to enhance long-term stockholder value, information relating to marketplace competitiveness, current compensation levels, compensation history and prior equity awards. Since there are no static or fixed policies regarding the amount and allocation for each component or element of executive compensation, the determination and composition of total compensation is up to the discretion of the Committee and is decided on a year by year basis.

The measurement or assessment of performance of the individual named executive officer, and his demonstrated leadership and potential to enhance long-term stockholder value during 2008 was qualitative in nature, and was determined using the judgment and discretion of the Committee. During 2008, the measurement or assessment of the Company’s performance and the achievement of Company performance targets were primarily quantitative with respect to the elements of incentive based compensation, and are addressed in greater detail below. The factors relating to current compensation levels, compensation history and prior equity awards for each of the executive officers were primarily used to assist in evaluating the appropriate levels of compensation for each element of compensation for the 2008 fiscal year, and any potential increase or decrease from the prior year levels.

The disparity in the levels of compensation for each element of compensation between the named executive officers reflects consideration of the executive’s roles and responsibilities, the executive’s tenure with the Company as well as the other factors mentioned above. The Committee evaluates these factors in establishing compensation for each named executive officer, individually.

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

The Committee considers changes to base salaries for the named executive officers on an annual basis. There are no formulaic increases, and for 2008, Mr. Ritchie did not receive an increase in base salary as the Committee determined that with the increase provided to Mr. Ritchie in 2007 his base salary remained competitive. The Committee approved increases in the base salaries effective April 1, 2008 for Mr. Gecht and Mr. Rosenzweig to $620,000 and $530,000, respectively. The adjustments reflected percentage increases of 8.8% and 3.9%, respectively and were approved following the Committee’s consultation with Mercer and its assessment of each of Messrs. Gecht’s and Rosenzweig’s target total cash compensation for fiscal year 2008 relative to the Company’s peer group and in light of the absence of any adjustments to Mr. Gecht’s or Mr. Rosenzweig’s base salaries in 2005, 2006 or 2007.

On April 3, 2009, the Committee approved and accepted the voluntary reduction of the annual base salaries of each of Messrs. Gecht, Rosenzweig and Ritchie by fifteen percent (15%) for Messrs. Gecht and Rosenzweig, to equal $527,000 and $450,500, respectively, and by ten percent (10%) for Mr. Ritchie, to equal $279,000. This reduction was volunteered by the named executive officers in support of the Company’s cost reduction activities due to deteriorating global economic and industry conditions provided that such voluntarily reduced base annual salaries would not be used in the calculation of any other benefits set forth in each named executive officer’s current employment agreement. The temporarily reduced base annual salaries of each of the named executive officers became effective as of April 16, 2009.

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

Executive Incentive Plan

The executive incentive plan allows named executive officers to receive bonus compensation in the event certain specified corporate and individual performance measures are achieved. For fiscal year 2008, bonuses awarded under the executive bonus plan were weighted 80% based on Company performance and 20% based on individual performance. The total potential bonus for each of the named executive officers is calculated as a percentage of his base salary.

The Committee sets the percentage of base salary for each named executive officer’s target bonus based on its review of total compensation and the bonus programs at the Company’s peer group and its assessment of the past and expected future contributions of the named executive officers. The target bonus opportunity for the 2008 fiscal year for Mr. Gecht, Mr. Ritchie and Mr. Rosenzweig was 105%, 55% and 95% of annual base salary, respectively. In addition to correlating with similar positions at the Company’s peer group, the differentiation in percentages between Mr. Gecht, Mr. Ritchie and Mr. Rosenzweig correlate with their level of responsibility within the Company.

The Company performance measures for determining bonuses for 2008 were equally weighted between the Company’s total annual revenue and operating income and were approved by the Committee based on information provided by Executive Management. For fiscal year 2008, the Company’s total annual revenue and operating income targets were $630,000,000 and $74,762,000, respectively. In determining the bonus compensation awarded to each executive officer, the executive incentive plan requires threshold performance of both 94% of the total annual revenue target and 79% of the operating income target. If the Company does not satisfy the thresholds, the named executive officers are not eligible to receive any bonus compensation with respect to Company performance. In the event threshold performance levels are exceeded, the named executive officers earn proportional awards linked to the Company’s performance. The proportional awards for the cash portion of bonus compensation tied to Company performance were subject to formulaic accelerators and decelerators, so that overachievement and underachievement of the target levels have a multiplier affect. For example, if the applicable target levels are exceeded, the executive officers earn bonuses that exceed their target cash bonuses by a factor of the percentage exceeding the target levels, up to a maximum of 200%. On the other hand, if the applicable target levels are not met, the actual cash bonuses are reduced by a factor of the percentage difference between the target levels and the actual levels of total annual revenue and net income.

For fiscal year 2008, the Committee assessed the performance of the Company by comparing the actual total fiscal year revenue and operating income results to the pre-determined target levels for each objective. During the first quarter of 2009, the Committee determined that the total fiscal year revenue and net income targets established by the Board of Directors were achieved at 88.9% and 55.6% of the respective total annual revenue and operating income target amounts, such that the executive incentive plan payout with respect to Company performance was at 0%.

Twenty percent of the target bonus under the executive incentive plan was payable based on the individual performance of the named executive officers. For 2008, the Committee set individual performance objectives for each named executive officer in line with the named executive officer’s roles and responsibilities for the Company. For Mr. Gecht, these objectives were subjective and related to the vision and strategy of the Company, the Company’s innovation and product leadership and Mr. Gecht’s leadership of the Company. Mr. Ritchie’s individual objectives were also subjective and related to financial performance and management, personnel development and compliance efforts. Mr. Rosenzweig’s individual objectives for 2008 related to product innovation, strategy execution, mentoring executives and evaluation of staffing. While the achievement of many of the individual performance objectives is subjective, each of the individual performance objectives were set by the Committee in a manner to require significant effort on the part of the named executive officers to achieve, and these objectives have not been set to be achieved with average performance. For fiscal year 2008, the Committee determined that no bonuses would currently be payable as a result of the Company’s performance. The Committee also determined that given current economic conditions it did not currently intend to pay bonuses to the named executive officers based on the attainment of individual performance goals. The Committee noted, however, that it retained discretion to pay bonuses or adjust salaries at any time in the future based on, without limitation, individual performance or improved financial performance of the Company.

Incentive amounts to be paid under the performance-based programs may be adjusted by the Committee to account for unusual events such as extraordinary transactions, asset dispositions and purchases, and mergers and acquisitions if, and to the extent, the Committee does not consider the effect of such events indicative of Company performance. Payments under the executive incentive plan are contingent upon continued employment, and are at the discretion of the Committee. The Committee believes that the payment of bonuses under the executive incentive plan provides incentives necessary to retain the named executive officers and reward them for short-term Company performance.

Long-Term Performance-Based Equity Incentive Program

As indicated by its performance-based approach to compensation, the Company believes that equity ownership in the Company is important to closely align the interests of executive officers with those of Company stockholders, and thereby promote incentives to achieve sustained, long-term revenue growth and profitability. To meet these objectives, the Company’s named executive officers have received restricted stock that vests based upon achieving the Company performance criteria described above.

Restricted stock that has been granted under this component is subject to forfeiture restrictions which lapse if the Company meets pre-determined, threshold performance levels and specific performance target levels each tied to total annual revenue and operating income, as determined by the Board each year, as mentioned above. If the Company does not achieve the financial targets specified by the Board, then the restrictions on vesting will remain in place until the threshold financial targets or plans have been met. To the extent vesting has been deferred because the Company had not yet met the financial targets for such fiscal year, upon the achievement of such financial targets or if the named executive officers continue to provide services to the Company for three years after the final date the restricted stock awards would have vested had the targets been met, the shares will vest.

Individual restricted stock grants under this component were made to each of our named executive officers during 2005 and 2006 under the Company’s 2004 Equity Incentive Plan. The forfeiture restrictions lapse over a three-and-a-half to four-year service vesting period in equal installments once the financial targets are met, and the restricted stock entitles the holder to receive dividends in an amount per restricted share, both vested and non-vested, equal to the dividends per share paid on the Company’s common stock. The financial objectives required to be met for the 2005 restricted stock awards to fully vest were met by the Company on November 30, 2008. The Committee has also determined that the financial targets for the 2006 restricted stock awards were met so that 25% of the restricted common stock vested on each of March 15, 2007 and March 15, 2008, and the remaining portion is subject to forfeiture in the event service to the Company is not continued through the date of vesting. Performance objectives were not met in 2008 with respect to the 2006 restricted stock grants; accordingly, 25% of the restricted common stock did not vest on March 15, 2009.

Please see the Option Exercises and Stock Vested in 2008 Table on page 17 of this Form 10-K/A for restricted stock awards held by the named executive officers that vested during 2008.

On August 29, 2008, in connection with the previously completed review of historical stock option granting practices by the special committee of the Company’s Board of Directors and the settlement of related shareholder derivative litigation, each named executive officer entered into an Amendment of Stock Option Agreement and Stock Option Repayment Agreement with the Company. Under these agreements, Mr. Gecht, Mr. Rosenzweig and Mr. Ritchie forfeited options to purchase 282,248, 256,192 and 7,128 shares of Company common stock, respectively, having respective Hull-White values of $678,109, $593,684 and $17,392. In addition, each named executive officer amended outstanding options to reflect the measurement date determined by the special committee of the Board of Directors. Mr. Gecht and Mr. Rosenzweig also forfeited additional options to acquire 62,863 and 54,775 shares of Company common stock, respectively, as additional consideration for the settlement of the derivative litigation.

Discretionary Long-Term Equity Incentive Awards

The Company’s executive officers may receive an annual award of stock options, restricted stock and/or restricted stock units, at the discretion of the Committee. Guidelines for the number of stock options, restricted stock and/or restricted stock unit awards granted to each executive officer are determined and approved by the Committee, based upon several factors, including the individual’s performance, the Company’s performance and the value of the stock option at the time of grant. As a result, additional grants other than the annual award may be made in the event there are significant changes in the performance of the Company or the individual executive during the evaluation period. The Committee considers the same factors as described throughout this discussion when evaluating these long-term discretionary equity awards.

Restricted stock units granted to executive officers typically have a three-year annual vesting schedule, and stock options granted to executive officers typically have a three and a half year vesting schedule in order to provide an incentive for continued employment and generally expire seven years from the date of the grant. This term provides a reasonable time frame in which to align the executive officer with the price appreciation of the Company’s stock, while managing the potential dilution to stockholders more effectively, as compared to a more typical ten-year option term. The Company sets the exercise price of options granted under the Company’s stock plans equal to 100% of the fair market value of the underlying stock on the date of grant.

On February 15, 2008, the Committee approved awards of 116,677, 66,677 and 50,000 restricted stock units to Mr. Gecht, Mr. Rosenzweig and Mr. Ritchie, respectively, and options to purchase 350,000, 200,000 and 100,000 shares of the Company’s common stock, respectively, each with a grant date of February 26, 2008. The restricted stock units vest annually over three years and the stock options vest with respect to 33% of the shares subject to the options on February 26, 2009 and then in equal monthly installments over the subsequent two and a half years. The Committee determined the size of these equity grants, as well as the differentiation in size of grant, after reviewing the roles and responsibilities of each named executive officer, each executive’s total compensation, compensation information from the Company’s peer group and recommendations from Executive Management.

On January 29, 2009, the Committee approved an award to Mr. Ritchie of 20,000 restricted stock units with a grant date of January 30, 2009. The restricted stock units vest in equal installments on each of the first two anniversaries of the date of grant. The Committee granted the restricted stock units to Mr. Ritchie in recognition of his efforts and performance in the completion of a material real estate transaction. The Committee determined the number of Mr. Ritchie’s restricted stock unit based on its subjective evaluation of the benefit to the Company of the real estate transaction and Mr. Ritchie’s efforts in completing the transaction.

Severance Arrangements

Each named executive officer has entered into a three (3) year employment agreement with the Company, subject to automatic one-year renewals if not terminated by either party, which provide for severance benefits under certain events, such as a termination without cause or the executive resigning for good reason. The employment agreements are designed to promote stability and continuity of senior management.

In addition, the Company recognizes that the possibility of a change of control may exist from time to time, and that this possibility, and the uncertainty and questions it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its stockholders. Accordingly, the Board has determined that appropriate steps should be taken to encourage the continued attention and dedication of members of the Company’s management to their assigned duties without the distraction that may arise from the possibility of a change of control. As a result, the employment agreements include provisions relating to the payment of severance benefits under certain circumstances in the event of a change of control. Under the change of control provisions, in order for severance benefits to be triggered, an executive must be involuntarily terminated without cause or the executive must leave for good reason within 24 months after a change of control. The Committee approved the employment agreements during 2006, which contain the severance benefits described below. The Committee considered information provided by Executive Management in concert with data from Mercer, and used its discretion when approving each element and amount of the potential severance benefits payable to the named executive officers.

Information regarding applicable payments under such agreements for the named executive officers is provided under the headings “Employment Agreements” and “Potential Payments upon Termination or Change of Control” on page 18 of this Form 10-K/A.

Other Elements of Compensation and Perquisites

There are no other material elements of compensation that the named executive officers receive. The named executive officers may not defer any component of any annual incentive bonus earned at this time and do not participate in another deferred compensation plan. Likewise, the Company does not maintain any defined benefit pension plans for its employees. However, named executive officers are eligible to participate in the Company’s 401(k) savings plan on the same terms and conditions as other Company employees. In addition, the named executive officers are eligible to participate in the Company’s group health and welfare plans on the same terms and conditions as other Company employees.

The Company also provides the Chief Executive Officer and the President with an automobile allowance during the term of their employment with the Company, as the Company in its sole discretion may from time to time make available.

Tax Considerations

Deductibility of Executive Compensation

As part of its performance-based compensation program, the Company aims to compensate the named executive officers in a manner that is tax effective for the Company. In practice, some of the annual compensation delivered by the Company is tax-qualified under Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1 million paid for any fiscal year to each of the corporation’s named executive officers, other than the chief financial officer, as of the end of the fiscal year. However, Section 162(m) exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. Although the Committee considers the impact of Section 162(m) when developing and implementing executive compensation programs, the Committee believes that it is important and in the best interests of stockholders to preserve flexibility in designing compensation programs. Accordingly, the Committee has not adopted a policy that all compensation must qualify as deductible under Section 162(m). The Committee has from time to time approved, and may in the future approve, compensation arrangements for certain officers that are not fully deductible. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding the Committee’s efforts, that compensation intended to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

Compensation Recovery Policy

The Company does not have a policy to seek the reimbursement of cash bonus awards paid to an executive officer if such executive engages in misconduct that caused or partially caused a restatement of financial results. However, as previously disclosed, a Special Committee of the Board of Directors recommended certain remedial actions in connection with the Company’s investigation of its historical stock option practices which included the repayment of certain amounts by certain current and former directors and executive officers of the Company.

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

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically requests that it be treated as soliciting material or incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended.

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

COMPENSATION COMMITTEE

Gill Cogan

Dan Maydan

Compensation of Executive Officers

Summary Compensation Table for 2008

The following table includes information concerning the compensation for the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006 of our executive officers (the “named executive officers”).

Name and principal position (a)	Year (b)	Salary (c)(1)	Bonus (d)(1)(4)	Stock awards (e)(2)	Option awards (f)(2)(3)	Non-equity incentive plan compensation (g)(1)(4)	Change in pension value and nonqualified deferred compensation earnings (h)	All other compensation (i)(1)(5)	Total (j)
Guy Gecht, Chief Executive Officer	2008	$607,500	$—	$1,481,993	$1,366,071	$—	$—	$8,300	3,463,864
	2007	570,000	478,800	889,943	668,863	—	—	21,914	2,629,520
	2006	570,000	256,979	1,291,485	1,247,393	—	—	8,131	3,373,988

Fred Rosenzweig, President	2008	525,000	—	949,580	845,214			9,400	2,329,194
	2007	510,000	385,560	686,850	516,983	—	—	9,300	2,108,693
	2006	510,000	206,936	983,746	984,327	—	—	8,138	2,693,147

John Ritchie, Chief Financial Officer	2008	310,000	—	528,084	305,321			4,600	1,148,005
	2007	310,000	143,220	197,319	28,052	—	—	17,223	695,814
	2006	258,750	62,126	277,935	76,787	—	—	4,400	679,998

(1)

All cash compensation earned by each executive officer for fiscal years 2008, 2007 and 2006 is found in either the Salary, Bonus or All other compensation columns of this table. There were no deferred salaries or other compensation in 2008, 2007, or 2006.

(2)

Amounts included in the “Stock Awards” and “Option Awards” columns represent the compensation cost, except disregarding estimated forfeitures, that was recognized by us in the year ended December 31, 2008, 2007 and 2006 on all previously granted awards and options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments,” or “SFAS 123R.” See Note 12 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 regarding assumptions underlying valuation of equity awards.

(3)	In August 2008, certain options held by Messrs. Gecht, Rosenzweig and Ritchie were repriced in connection with the settlement of the derivative litigation, as set forth in the table below:

Name	Grant Date (corrected as required)	Number of Options Subject to Amendment	Original Exercise Price Per Share	Amended Exercise Price Per Share
Guy Gecht	06/08/99	110,000	$33.81	$48.38
	02/12/01	16,250	13.75	22.06
	09/05/03	61,250	19.45	23.89
Fred Rosenzweig	06/08/99	110,000	33.81	48.38
	02/12/01	7,000	13.75	22.06
	09/05/03	52,500	19.45	23.89
John Ritchie	08/21/03	20,500	19.45	19.98

In addition, Messrs. Gecht, Rosenzweig and Ritchie forfeited options to purchase 282,248, 256,192 and 7,128 shares of Company common stock, respectively, having a respective Hull-White value of $678,109, $593,684 and $17,392, as set forth in the table below.

Name	Grant Date (corrected as required)	Number of Surrendered Options	Hull-White Value	Total Value of Surrendered Options
Guy Gecht	06/08/99	55,228	$0.23	$12,702.44
	03/15/06	108,333	3.04	329,332.32
	09/05/03	61,250	1.92	117,600.00
	02/12/01	8,159	2.40	19,581.60
	04/25/02	30,250	4.04	122,210.00
	04/11/05	19,028	4.03	76,682.84

				$678,109.20

Fred Rosenzweig	06/08/99	58,502	$0.23	$13,455.46
	03/15/06	83,333	3.04	253,332.32
	03/13/01	10,000	2.27	22,700.00
	09/05/03	52,500	1.92	100,800.00
	02/12/01	3,723	2.40	8,935.20
	04/25/02	31,467	4.04	127,126.68
	04/25/02	16,667	4.04	67,334.68

				$593,684.34

John Ritchie	08/21/03	7,128	$2.44	$17,392.32

Messrs. Gecht and Rosenzweig also forfeited additional options to acquire 62,863 and 54,775 shares of Company common stock, respectively, as additional consideration for the settlement of the derivative litigation.

(4)

As a result of Company and individual performance during fiscal year 2008 and current economic conditions, no bonuses were payable to the named executive officers under the executive incentive plan. Amounts listed for fiscal year 2007 represent cash bonuses accrued in 2007 under the executive incentive plan and paid in February 2008 under bonus targets of 100% of base salary for Mr. Gecht, 90% of base salary for Mr. Rosenzweig, and 55% of base salary for Mr. Ritchie. Amounts listed for fiscal year 2006 represent cash bonuses accrued in 2006 under the executive incentive plan and paid in March 2007 under bonus targets of 100% of base salary for Mr. Gecht, 90% of base salary for Mr. Rosenzweig and 40% of base salary for Mr. Ritchie. Each executive received performance-based restricted common stock awards in lieu of portions of the cash component of their respective bonuses for the 2006 plan year. The compensation cost recognized by the Company for these awards are included in the Stock Awards Column.

(5)

For fiscal year 2008, includes auto allowances and 401(k) employer matching contributions, as indicated below. Includes $4,800 and $3,500 in auto allowance and 401(k) employer matching contributions, respectively, for Mr. Gecht. Includes $4,600 in 401(k) employer matching contributions for Mr. Ritchie. Includes $4,800 and $4,600 in auto allowance and 401(k) employer matching contributions, respectively, for Mr. Rosenzweig. For fiscal years 2007 and 2006, includes auto allowances, 401(k) employer matching contributions, and employee stock plan matching bonuses.

2008 Grants of Plan-Based Awards Table

The following options, restricted stock awards, restricted stock units, and non-equity incentive plan-based awards were granted during the fiscal year ended December 31, 2008 to each of our named executive officers.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name (a)	Grant Type (b)	Grant Date (c)	Board of Directors or Compensation Committee Approval Date (d)	Target ($) (f)	Maximum ($) (g)	All Other Stock Awards: Number of Shares of Stock or Units (#) (h)(2)	All Other Option Awards: Number of Securities Underlying Options (#) (i)	Exercise or Base Price of Option Awards ($/Sh) (j)	Grant Date Fair Value of Stock and Option Awards ($) (k)(4)
Guy Gecht	Restricted Stock Units	2/26/2008	2/15/2008			116,667			$1,852,672
	Stock Options(3)	2/26/2008	2/15/2008				350,000	$15.88	$1,952,956
	Annual Target Bonus			$651,000	$1,302,000
	Repriced Stock Options(5)	6/8/1999	8/28/2008				110,000	$48.38	$0
	Repriced Stock Options(5)	2/12/2001	8/28/2008				16,250	$22.06	$0
	Repriced Stock Options(5)	9/5/2003	8/28/2008				61,250	$23.89	$0
Fred Rosenzweig	Restricted Stock Units	2/26/2008	2/15/2008			66,667			$1,058,672
	Stock Options(3)	2/26/2008	2/15/2008				200,000	$15.88	$1,115,541
	Annual Target Bonus			$503,500	$1,007,000
	Repriced Stock Options(5)	6/8/1999	8/28/2008				110,000	$48.38	$0
	Repriced Stock Options(5)	2/12/2001	8/28/2008				7,000	$22.06	$0
	Repriced Stock Options(5)	9/5/2003	8/28/2008				52,500	$23.89	$0
John Ritchie	Restricted Stock Units	2/26/2008	2/15/2008			50,000			$794,000
	Stock Options(3)	2/26/2008	2/15/2008				100,000	$15.88	$557,771
	Annual Target Bonus			$170,500	$341,000
	Repriced Stock Options(5)	8/21/2003	8/28/2008				20,500	$19.98	$0

(1)

Amounts reported as “Target” and “Maximum” in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” columns represent amounts payable under the Company’s annual target bonus program. The maximum payable under the annual target bonus program is 200% of a participant’s target bonus. No bonuses were payable for fiscal year 2008.

(2)	Each restricted stock unit award vests with respect to one-third of the shares on the first, second, and third anniversaries of the date of grant.
(3)

Each option vests with respect to 33% of the shares subject thereto on the first anniversary of the date of grant and thereafter with respect to an additional 2.23% of the shares each month, with full vesting in 42 months from the date of grant.

(4)

Amounts included in the “Grant Date Fair Value of Stock or Option Awards” column represent the grant date fair value of the applicable award calculated in accordance with SFAS 123R or, with respect to repriced stock options, the incremental fair value of the applicable award as of the date of modification. See Note 12 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 regarding assumptions underlying valuation of equity awards.

(5)

Each repriced stock option is fully vested. Each stock option was repriced in connection with the previously completed review of historical stock option granting practices by the special committee of the Company’s Board of Directors and the settlement of related shareholder derivative litigation, each named executive officer entered into an Amendment of Stock Option Agreement and Stock Option Repayment Agreement with the Company as further described on page 11 of this Form 10-K/A under the heading “Long-Term Performance-Based Equity Incentive Program”. The original exercise price of each repriced stock option is set forth in the footnote 3 of the Summary Compensation Table on page 14 of this Form 10-K/A.

Outstanding Equity Awards at 2008 Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options previously awarded to the named executive officers at the fiscal year end December 31, 2008.

			Option Awards				Stock Awards
Name (a)	Vesting Commence- ment Date (b)		Number of securities underlying unexercised options exercisable (#) (c)	Number of securities underlying unexercised options unexercisable (#) (d)	Option exercise price per share ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested (#) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (j)
Guy Gecht	4/11/2005	(1)	197,639		$17.00	4/11/2012
	3/15/2006	(2)							36,110	$345,212
	2/26/2008	(3)		350,000	$15.88	2/26/2015
	2/26/2008	(4)					116,667	$1,115,337

Fred Rosenzweig	4/25/2002	(1)	51,866		$17.50	4/24/2012
	4/11/2005	(1)	166,667		$17.00	4/25/2012
	3/15/2006	(2)							27,776	$265,539
	2/26/2008	(3)		200,000	$15.88	2/26/2015
	2/26/2008	(4)					66,667	$637,337

John Ritchie	8/21/2003	(1)	13,372		$19.98	8/21/2010
	4/18/2005	(1)	18,125		$16.42	4/18/2012
	3/15/2006	(2)							8,000	$76,480
	2/26/2008	(3)		100,000	$15.88	2/26/2015
	2/26/2008	(4)					50,000	$478,000

(1)

Option vests with respect to 25% of the shares subject thereto on the vesting commencement date and then at a rate of 2.5% of the total number of shares subject to the option per month over the next thirty months.

(2)	Restricted stock award vests at the rate of 25% on each anniversary of the vesting commencement date if specified performance targets are achieved.
(3)

Option vests with respect to 33% of the shares subject thereto on the first anniversary of the date of grant and thereafter with respect to an additional 2.23% of the shares each month, with full vesting in 42 months from the date of grant.

(4)	Restricted stock unit award vests with respect to one-third of the shares on the first, second, and third anniversary of the date of grant.

Option Exercises and Stock Vested in 2008 Table

The following table includes certain information with respect to the options exercised and restricted stock awards vested by the named executive officers during the fiscal year ended December 31, 2008.

	Option Awards		Stock Awards
Name (a)	Number of shares acquired on exercise (#) (b)	Value realized on exercise ($) (c)	Number of shares acquired on vesting (#) (d)	Value realized on vesting ($) (e)
Guy Gecht			39,722	$519,597
Fred Rosenzweig			30,555	399,684
John Ritchie			9,000	117,565

Pension Benefits

The Company does not provide Pension Benefits to its employees.

Nonqualified Deferred Compensation

The Company historically has not provided nonqualified deferred compensation to its employees.

Employment Agreements

We have entered into an employment agreement with each of our named executive officers. The employment agreements, each effective as of August 1, 2006, have an initial term of three years and will automatically renew for additional one year periods unless terminated by either party upon sixty days written notice prior to the expiration of the agreement. Each named executive officer’s employment with the Company is at-will and either party may terminate the employment relationship at any time for any reason, with or without cause and with or without notice.

Each employment agreement provides, among other things, that:

•	the named executive officer shall be eligible for bonuses under the annual management bonus plan as approved by the Committee;

•	the named executive officer is eligible to receive stock options under the Company’s stock option program and additional equity awards based on the named executive officer’s performance;

•

in the event that prior to or within two years following a change in control, the Company terminates the named executive officer’s employment without cause or the named executive officer voluntarily terminates his employment for good reason, the named executive officer is eligible for severance benefits consisting of salary continuation, a pro-rata bonus, employer subsidized health benefit continuation under COBRA and outplacement services;

•

if the named executive officer becomes entitled to receive severance, the vesting of the named executive officer’s unvested stock options and equity awards shall be either partially or fully accelerated and the post-termination exercise period for stock options shall be extended;

•

if the named executive officer is required to pay tax penalties under Section 409A of the Internal Revenue Code in connection with his receipt of the severance benefits, the Company shall pay the named executive officer a gross up payment to hold the named executive officer harmless, on an after-tax basis, for any such penalties; and

•	the named executive officer is subject to a non-solicitation covenant during his employment and for one year following termination of employment.

Potential Payments upon Termination or Change of Control

The section below describes the potential payments that may be made to our named executive officers upon termination or a change of control, pursuant to their employment agreements or otherwise.

The tables below estimate the quantitative benefits that would have accrued to each of our named executive officers employed by us on December 31, 2008. The estimate of quantitative benefits that would have accrued to each of our named executive officers employed by us on December 31, 2008 assumes certain events as of December 31, 2008, uses the closing sales price of our common stock on such date ($9.56), and assumes the named executive officers could have exercised stock options and sold such underlying shares. Receipt of these benefits is subject to the Company’s receipt of an executed separation agreement and full release of all claims from the named executive officer. We cannot assure you that a termination or change of control would produce the same or similar results as those described below if such event were to occur on any other date or at any other price, or if any assumption is not correct in fact.

The table below provides information concerning potential payments to our named executive officers upon termination by us without cause or termination by the named executive officer for good reason, other than within the 24 month period commencing on a change in control.

Name	Lump sum severance payment ($)(1)	Outplacement benefits ($)(2)	Continued health care coverage benefits ($)(3)	Value of accelerated vesting of stock options and awards ($)(4)	Total ($)
Guy Gecht	$1,891,000	$35,000	$24,103	$379,217	$2,329,319
Fred Rosenzweig	1,298,500	35,000	24,411	216,697	1,574,607
John Ritchie	635,500	35,000	24,411	162,520	857,431

(1)

The amount shown is the lump sum severance payment that consists of 24 months of base salary for Mr. Gecht and 18 months for each of Messrs. Ritchie and Rosenzweig, plus an amount equal to the bonus that the named executive officer would have earned in 2008. If the named executive officer is terminated during the year, the bonus is prorated for the portion of the year that the named executive officer was with the Company.

(2)	Messrs. Gecht, Ritchie and Rosenzweig are entitled to outplacement services up to a maximum of $35,000.
(3)	Messrs. Gecht, Ritchie and Rosenzweig are entitled to premium reimbursement for health insurance coverage under Part 6 of Title I of ERISA (COBRA) for up to 18 months.
(4)

Messrs. Gecht, Ritchie and Rosenzweig are entitled to the accelerated vesting of options and restricted stock awards with respect to that number of shares that would otherwise have vested during the six month period following the termination date. For options and awards that vest on an annual basis, credit is given as if the vesting accrued monthly. The value of the accelerated options and awards is calculated based on the Company’s closing stock price at December 31, 2008 of $9.56 per share. The number of stock options and restricted stock awards/units subject to acceleration for each named executive officer upon termination without cause by us or upon termination by the named executive officer for good reason, are as follows:

Name	Stock Options (#)	Restricted Stock awards/units (#)
Guy Gecht	146,766	39,667
Fred Rosenzweig	83,866	22,667
John Ritchie	41,933	17,000

The table below provides information concerning potential payments to our named executive officers upon termination without cause by us, or upon termination for good reason by the named executive officers, within 24 months following a change of control.

Name	Lump sum severance payment ($)(1)	Outplacement benefits ($)(2)	Continued health care coverage benefits ($)(3)	Value of accelerated vesting of stock options and awards ($)(4)	Total ($)
Guy Gecht	$2,511,000	$35,000	$24,103	$1,460,548	$4,030,651
Fred Rosenzweig	1,563,500	35,000	24,411	902,875	2,525,786
John Ritchie	790,500	35,000	24,411	554,480	1,404,391

(1)

The amount shown is the lump sum severance payment that consists of 36 months of base salary for Mr. Gecht and 24 months for each of Messrs. Ritchie and Rosenzweig, plus an amount equal to the bonus that the named executive officer would have earned in 2008.

(2)	Messrs. Gecht, Ritchie and Rosenzweig are entitled to outplacement services up to a maximum of $35,000.
(3)	Messrs. Gecht, Ritchie and Rosenzweig are entitled to premium reimbursement for health insurance coverage under Part 6 of Title I of ERISA (COBRA) for up to 18 months.

(4)

Messrs. Gecht, Ritchie and Rosenzweig are entitled to accelerate vesting on 100% of all unvested options, and restricted stock awards and units as of their termination date. The value of the accelerated options and awards is calculated based on the Company’s closing stock price at December 31, 2008 of $9.56 per share. The number of stock options and restricted stock awards/units subject to acceleration for each named executive officer upon a change of control are as follows:

Name	Stock Options (#)	Restricted Stock awards/units (#)
Guy Gecht	350,000	152,777
Fred Rosenzweig	200,000	94,443
John Ritchie	100,000	58,000

If any of the severance payments set forth in the tables above constitutes a deferral of compensation subject to tax under Section 409A of the Internal Revenue Code, the Company will pay the named executive officer a gross-up payment such that after the payment of all taxes on the gross-up payment, the named executive officer retains an amount equal to the taxes imposed under Section 409A, including interest and penalties, imposed on the severance pay.

COMPENSATION OF DIRECTORS

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2008.

Name(1) (a)	Fees earned or paid in cash ($) (b)	Stock awards ($)(2)(3) (c)	Option awards ($)(2)(3) (d)	Non-equity incentive plan compensation ($) (e)	Change in pension value and nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Gill Cogan	$102,750	$82,223	$69,660	—	—	—	$254,633

Thomas Georgens	43,500	—	49,611	—	—	—	93,111

James S. Greene	115,500	82,223	162,308	—	—	—	360,031

Richard A. Kashnow	59,750	—	49,611	—	—	—	109,361

Dan Maydan	115,000	82,223	90,961	—	—	—	288,184

Christopher Paisley	33,000	30,693	0	—	—	—	63,693

(1)

Guy Gecht, the Company’s Chief Executive Officer, and Fred Rosenzweig, the Company’s President, are not included in this table as they are employees of the Company and thus receive no compensation for their services as directors. The compensation received by Messrs. Gecht and Rosenzweig as employees of the Company is shown in the Summary Compensation Table for 2008 on page 14 of this Form 10-K/A. Mr. Paisley did not stand for reelection to the Board of Directors at our 2008 Annual Meeting held on May 20, 2008 and is no longer a director of the Company. Thomas Georgens and Richard Kashnow were appointed to the Board in April 2008.

(2)

At December 31, 2008, the aggregate number of stock awards outstanding for each independent director was as follows: Gill Cogan 9,000, including 3,000 restricted stock awards and 6,000 restricted stock units; Thomas Georgens 0; James S. Greene 9,000, including 3,000 restricted stock awards and 6,000 restricted stock units; Richard Kashnow 0; Dan Maydan 9,000, including 3,000 restricted stock awards and 6,000 restricted stock unit; Christopher Paisley: 0. At December 31, 2008, the aggregate number of option awards outstanding for each independent director was as follows: Gill Cogan 151,668, of which 121,043 were vested and 30,625 were unvested; Thomas Georgens 40,000, all unvested; James S. Greene 81,623, of which 25,534 were unvested and 56,089 were vested; Richard Kashnow 40,000, all unvested; Dan Maydan 25,000, all unvested; Christopher Paisley 0. During 2008, 15,000 shares of common stock subject to option awards granted to Mr. Cogan in 1998 expired.

In addition, the following option awards to non-employee directors were repriced in connection with the settlement of the derivative litigation.

Repriced option awards

Name	Grant Date (corrected as required)	Number of Options Subject to Amendment	Original Exercise Price Per Share	Amended Exercise Price Per Share
Dan Maydan	06/08/99	18,000	$33.81	$48.38
	11/25/03	2,934	26.59	26.85
Gill Cogan	10/05/98	15,000	13.75	20.19
	06/08/99	18,000	33.81	48.38
	02/12/01	20,000	13.75	22.06
	11/25/03	22,000	26.59	26.85
James S. Greene	11/25/03	22,000	26.59	26.85

In addition, the following option awards having Hull-White values as set forth in the table below were surrendered by non-employee directors in connection with the settlement of the derivative litigation.

Surrendered option awards

Name	Grant Date (corrected as required)	Number of Surrendered Options	Hull-White Value	Total Value of Surrendered Options
Dan Maydan*	06/08/99	18,000	$0.23	$4,140.00
	03/15/06	25,000	3.04	76,000.00
	11/25/03	2,934	1.63	4,782.42
	07/22/05	25,000	3.41	85,250.00

			Total	$170,172.42

James S. Greene	03/15/06	22,512	$3.04	$68,436.48
	11/25/03	9,533	$1.63	15,538.79

			Total	$83,975.27

*	Mr. Maydan also repaid to the Company an amount of $19,456.

(3)

Amounts included in the “Stock Awards” and “Option Awards” columns represent the compensation cost, except disregarding estimated forfeitures, that was recognized by us in the year ended December 31, 2008 on all previously-granted awards and options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments,” or “SFAS 123R.” See Note 12 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 regarding assumptions underlying valuation of equity awards.

The compensation of the non-employee directors serving on the Board is determined by the Compensation Committee. Non-employee members of the Board currently receive cash and equity compensation in connection with their service to the Company and do not receive any additional compensation for service on the Board.

Cash Compensation.    Non-employee members of the Board of Directors receive cash compensation in the form of the annual retainers and attendance fees per meeting of the Board of Directors and its committees as set forth below:

Annual Retainer for Each Non-Employee Director	$25,000

Audit Committee Chairperson Retainer	$10,000

Audit Committee Member Retainer	$5,000

Compensation Committee Chairperson Retainer	$5,000

Compensation Committee Member Retainer	$2,500

Nominating and Governance Chairperson Retainer	$5,000

Nominating and Governance Member Retainer	$2,500

Special Committee Member Compensation	$50,000

Board Meeting Attendance (in person)	$2,000

Board Meeting Attendance (by telephone)	$1,000

Audit Committee Meeting Attendance (in person)	$4,000	(Chairperson	)
	$2,000	(other directors	)

Audit Committee Meeting Attendance (by telephone)	$2,000	(Chairperson	)
	$1,000	(other directors	)

Compensation Committee Attendance	$2,000	(Chairperson	)
	$1,000	(other directors	)

Compensation Committee Attendance (by telephone)	$1,000	(Chairperson	)
	$500	(other directors	)

Nominating and Governance Committee Attendance	$2,000	(Chairperson	)
	$1,000	(other directors	)

Nominating and Governance Committee Attendance (by telephone)	$1,000	(Chairperson	)
	$500	(other directors	)

The Company also reimburses each non-employee member of the Board for out-of-pocket expenses incurred in connection with attendance at meetings.

Equity Compensation.    During 2008, each of Messrs. Cogan, Greene and Maydan was granted (i) an option to purchase 25,000 shares of common stock at an exercise price of $16.32 per share, vesting with respect to 25% of the shares on August 15, 2009, and thereafter with respect to an additional 2.5% of the shares each month, with full vesting in 42 months and (ii) 6,000 restricted stock units, vesting with respect to one-fourth of the shares on the first, second, third and fourth anniversaries of the date of grant. Each restricted stock unit represents a contingent right to receive one share of Company’s common stock. Each of Messrs. Georgens and Kashnow, the newly elected directors of the Company, was granted an option to purchase 40,000 shares of common stock at an exercise price of $16.32 per share, vesting with respect to 25% of the shares on August 15, 2009, and thereafter with respect to an additional 2.5% of the shares each month, with full vesting in 42 months.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

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
(2)	Includes 566,130 shares available under our 2007 Equity Incentive Award Plan and 337,630 shares available under our 2000 Employee Stock Purchase Plan

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of Common Stock of the Company as of March 31, 2009 by: (1) each of our current directors; (2) each of the named executive officers listed in the Summary Compensation Table for 2008 on page 14 of this Form 10-K/A (collectively, our “named executive officers”); (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of March 31, 2009, there were 49,217,723 shares of our Common Stock outstanding.

Shares of Common Stock subject to options or other rights that are currently exercisable or exercisable within 60 days of March 31, 2009 are considered outstanding and beneficially owned by the person holding the options or other rights for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o Electronics For Imaging, Inc., 303 Velocity Way, Foster City, California 94404.

	Common stock
Name of beneficial owner(1)	Number of shares	Percentage owned
Ameriprise Financial, Inc.(2)	7,962,138	16.18%
145 Ameriprise Financial Center
Minneapolis, MN 55474

Blum Capital Partners(3)	5,008,213	10.18%
909 Montgomery Street
Suite 400
San Francisco, California 94133

	Common stock
Name of beneficial owner(1)	Number of shares	Percentage owned
Barclays Global Investors, NA(4)	2,851,406	5.79%
500 Howard Street
San Francisco, California 94105

Third Avenue Management LLC(5)	4,543,699	9.23%
622 Third Avenue
32nd Floor
New York, New York 10017

Wellington Management Company, LLP(6)	1,603,962	3.26%
75 State Street
Boston, Massachusetts 02109

Guy Gecht(7)	553,627	1.12%
Fred Rosenzweig(8)	428,185	*
Gill Cogan(9)	146,168	*
John Ritchie(10)	112,849	*
James S. Greene(11)	68,386	*
Dan Maydan(12)	12,060	*
Thomas Georgens(13)	0	—
Richard A. Kashnow(14)	0	—
All current executive officers and directors as a group (8 persons)(15)	1,321,275	2.68%

*	Less than one percent.
(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G and Forms 3 and 4 filed with the SEC as of March 31, 2009. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, applicable percentages are based on 49,217,723 shares outstanding on March 31, 2009 adjusted as required by rules promulgated by the SEC.

(2)

Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on February 5, 2009 by Ameriprise Financial, Inc. (“AFI”), RiverSource Investments, LLC (“RvS”) and Seligman Communications and Information Fund, Inc. (“C&I Fund”). The Schedule 13G indicates that each of AFI and RvS has shared voting power as to 396,508 shares and shared dispositive power as to 7,962,138 shares. C&I Fund has sole voting and dispositive powers as to 4,680,200 shares. RvS, in its capacity as investment adviser, may be deemed to beneficially own the shares of Common Stock reported by C&I Fund. AFI, as the parent company of RvS, may be deemed to beneficially own the shares reported by RvS. AFI, together with RvS and C&I Fund beneficially own 7,962,138 shares.

(3)

Beneficial ownership information is based on information contained in Form 4 filed with the SEC on October 22, 2008 by Blum Capital Partners, L.P., Richard C. Blum & Associates, Inc., Blum Strategic GP III, L.L.C., Blum Strategic GP III, L.P., Blum Strategic GP IV, L.L.C. and Saddlepoint Partners GP, L.L.C. Together, the entities beneficially own 5,008,213 shares of Common Stock. The entities share voting and investment power as to all 5,008,213 shares of Common Stock.

(4)

Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on February 5, 2009 by Barclays Global Investors, NA. Barclays Global Investors, NA and its affiliate, Barclays Global Fund Advisors, together beneficially own 2,851,406 shares and together have sole voting power and dispositive power as to 2,647,644 and 2,851,406 shares, respectively.

(5)

Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on February 13, 2009 by Third Avenue Management LLC. Third Avenue Management LLC has sole voting power as to 4,341,724 shares of Common Stock and sole dispositive power as to 4,543,699 shares of Common Stock.

(6)

Beneficial ownership information is based on information contained in Schedule 13G/A filed with the SEC on February 17, 2009 by Wellington Management Company, LLP (“WMC”). WMC, in its capacity as investment adviser, may be deemed to beneficially own 1,603,962 shares of Common Stock which are held of record by clients of WMC. WMC has shared voting power as to 1,158,962 shares of Common Stock and shared dispositive power as to 1,603,962 shares of Common Stock.

(7)

Includes 336,589 shares of Common Stock issuable upon the exercise of options granted to Mr. Gecht under the 2004 and 2007 equity incentive plans which are exercisable within 60 days of March 31, 2009.

(8)

Includes 297,933 shares of Common Stock issuable upon exercise of options granted to Mr. Rosenzweig under the 1999, 2004 and 2007 equity incentive plans which are exercisable within 60 days of March 31, 2009.

(9)

Includes 124,168 shares of Common Stock issuable upon exercise of options granted to Mr. Cogan under the 1990, 1999 and 2004 equity incentive plans which are exercisable within 60 days of March 31, 2009, of which 18,000 will expire on May 20, 2009.

(10)

Includes 71,197 shares of Common Stock issuable upon the exercise of options granted to Mr. Ritchie under the 1999, 2004 and 2007 equity incentive plans which are exercisable within 60 days of March 31, 2009.

(11)	Includes 78,668 shares of Common Stock issuable upon exercise of options granted to Mr. Greene under the 1999 and 2004 equity incentive plans which are exercisable within 60 days of March 31, 2009.
(12)	No options granted to Dr. Maydan under the 2007 equity incentive plan are exercisable within 60 days of March 31, 2009.
(13)	No options granted to Mr. Georgens under the 2007 equity incentive plan are exercisable within 60 days of March 31, 2009.
(14)	No options granted to Mr. Kashnow under the 2007 equity incentive plan are exercisable within 60 days of March 31, 2009.
(15)

Includes an aggregate of 886,273 shares of Common Stock issuable upon the exercise of options granted to executive officers and directors collectively under the 1990, 1999, 2004 and 2007 equity incentive plans which are exercisable within 60 days of March 31, 2009.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Indemnification of Officers and Directors

As permitted under Delaware law, pursuant to our bylaws, charter and indemnification agreements that we have entered into with our current and former executive officers, directors and general counsel, we are required, subject to certain limited qualifications, to indemnify our executive officers, directors and general counsel for certain events or occurrences while the executive officer, director or general counsel is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the executive officer’s, director’s or general counsel’s lifetime. Our indemnification obligations generally extend to the derivative shareholder suits and NASDAQ Global Select Market delisting proceedings of the Company. In this regard, we have received, and expect to receive, requests for indemnification by certain current and former executive officers and directors in connection with the review of our historical stock option granting practices and the related restatement, related government inquiries and derivative shareholder suits. The maximum potential amount of future payments we may be obligated to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and may enable us to recover a portion of any future amounts paid.

Related Transactions

The Audit Committee of our Board has the responsibility of reviewing and approving in advance any proposed related party transactions as defined under Item 404 of Regulation S-K during 2008.

The Company has previously entered into employment agreements with its named executive officers. These agreements are described above under “Employment Agreements.”

There were no other related transactions as defined under Item 404 of Regulation S-K during 2008.

Director Independence

The Board of Directors has determined that each of the non-employee directors is independent and that each director who serves on each of its committees is independent, as the term is defined by rules of the NASDAQ Global Select Market and the SEC.

Item 14: Principal Accountant Fees and Services

During the fiscal years ended December 31, 2008 and 2007, PricewaterhouseCoopers LLP provided various audit, audit related and non-audit services to the Company as follows (in thousands):

	2008	2007
Audit fees(a)	$1,461	$4,417
Audit related fees(b)	66	482
Tax fees(c)	—	—
All other fees(d)	33	2

Total	$1,560	$4,901

(a)

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

(b)

Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

(c)

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international compliance and mergers and acquisitions.

(d)	All other fees consist of services provided in connection with other services.

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

The Audit Committee of the Board of Directors has considered whether provision of the services described in sections (b), (c) and (d) above is compatible with maintaining the independent auditors’ independence and has determined that such services have not adversely affected PricewaterhouseCoopers LLP’s independence. All of the services of each of (b), (c) and (d) were pre-approved by the Audit Committee.

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 10-K

(a)	Documents Filed as Part of this Report

(1)	Index to Financial Statements

The Financial Statements were included in our Annual Report on Form 10-K for the year ended December 31, 2008, as originally filed.

(2)	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts, was included in our Annual Report on Form 10-K for the year ended December 31, 2008, as originally filed. All other schedules are omitted because of the absence of conditions under which they were required or because the necessary information was provided in the consolidated financial statements or notes thereto.

(3)	Exhibits

(b)	List of Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (1)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (2)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (3)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (4)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (5)

2.6+	Amended and Restated Equity Purchase Agreement dated October 31, 2006 among Electronics for Imaging, Inc., Electronics for Imaging, International, Jetrion, LLC and Flint Group North America Corporation (6)

3.1	Amended and Restated Certificate of Incorporation (7)

3.2	By-laws as amended (8)

3.3	Certificate of Amendment of By-laws (9)

3.4	Certificate of Amendment of By-laws (10)

4.2	Specimen Common Stock certificate of the Company (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (11)

10.2	1990 Stock Plan of the Company (8)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (12)

Exhibit No.	Description

10.4	The 1999 Equity Incentive Plan as amended (13)

10.5	2000 Employee Stock Purchase Plan as amended (13)

10.6	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (14)

10.7	Prographics, Inc. 1999 Stock Option Plan (15)

10.8	Printcafe Software, Inc. 2000 Stock Incentive Plan (15)

10.9	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (15)

10.10	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (15)

10.11	T/R Systems, Inc. 1999 Stock Option Plan (16)

10.12	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (17)

10.13	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan (18)

10.14	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (19)

10.15	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (19)

10.16	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (19)

10.17	Form of Indemnification Agreement (8)

10.18	Form of Indemnity Agreement (20)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (21)

10.20+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (22)

10.21+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (23)

10.22	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company (24)

10.23	Employment Agreement effective August 1, 2006, by and between Fred Rosenzweig and the Company (24)

10.24	Employment Agreement effective August 1, 2006, by and between John Ritchie and the Company (24)

10.25+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (25)

10.26	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Guy Gecht (26)

10.27	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Fred S. Rosenzweig (26)

Exhibit No.	Description

10.28	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and John Ritchie (26)

10.29	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and James S. Greene (26)

10.30	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Dan Maydan (26)

10.31	Amendment of Stock Option Agreement, dated as of August 29, 2008, by and between the Company and Gill Cogan (26)

10.32*	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 23, 2008 by and between the Company and Gilead Sciences, Inc., as amended, if material

12.1*	Computation of Ratios of Earnings to Fixed Charges

21*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has received confidential treatment with respect to portions of these documents
*	Previously filed.
**	Filed herewith.
(1)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.
(2)	Filed as exhibit (d) (5) to the Company’s Schedule TO/A No. 3 on October 20, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(4)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 3, 2006 (File No. 000-18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2007 (File No. 000-18805) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 (File No. 000-18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(15)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(16)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.
(18)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 000-18805) and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on December 20, 2007 and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 000-18805) and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-18805) and incorporated herein by reference
(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-18805) and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 7, 2006 (File No. 000-18805) and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-18805) and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 5, 2008 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 16(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

April 30, 2009	By:	/s/ GUY GECHT
Guy Gecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GUY GECHT Guy Gecht	Chief Executive Officer, Director (Principal Executive Officer)	April 30, 2009

* Fred Rosenzweig	President, Director	April 30, 2009

* Thomas Georgens	Director	April 30, 2009

* Gill Cogan	Director	April 30, 2009

* Dan Maydan	Director	April 30, 2009

* James S. Greene	Director	April 30, 2009

* Richard A. Kashnow	Director	April 30, 2009

*By: /s/ GUY GECHT Guy Gecht, Attorney-in-Fact	Director	April 30, 2009

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (1)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (2)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (3)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (4)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (5)

2.6+	Amended and Restated Equity Purchase Agreement dated October 31, 2006 among Electronics for Imaging, Inc., Electronics for Imaging, International, Jetrion, LLC and Flint Group North America Corporation (6)

3.1	Amended and Restated Certificate of Incorporation (7)

3.2	By-laws as amended (8)

3.3	Certificate of Amendment of By-laws (9)

3.4	Certificate of Amendment of By-laws (10)

4.2	Specimen Common Stock certificate of the Company (8)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (11)

10.2	1990 Stock Plan of the Company (8)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (12)

10.4	The 1999 Equity Incentive Plan as amended (13)

10.5	2000 Employee Stock Purchase Plan as amended (13)

10.6	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (14)

10.7	Prographics, Inc. 1999 Stock Option Plan (15)

10.8	Printcafe Software, Inc. 2000 Stock Incentive Plan (15)

10.9	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (15)

10.10	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (15)

10.11	T/R Systems, Inc. 1999 Stock Option Plan (16)

10.12	Electronics for Imaging, Inc. 2004 Equity Incentive Plan (17)

10.13	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan (18)

10.14	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (19)

10.15	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (19)

Exhibit No.	Description

10.16	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (19)

10.17	Form of Indemnification Agreement (8)

10.18	Form of Indemnity Agreement (20)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (21)

10.20+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (22)

10.21+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (23)

10.22	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company (24)

10.23	Employment Agreement effective August 1, 2006, by and between Fred Rosenzweig and the Company (24)

10.24	Employment Agreement effective August 1, 2006, by and between John Ritchie and the Company (24)

10.25+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (25)

10.26	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Guy Gecht (26)

10.27	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Fred S. Rosenzweig (26)

10.28	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and John Ritchie (26)

10.29	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and James S. Greene (26)

10.30	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Dan Maydan (26)

10.31	Amendment of Stock Option Agreement, dated as of August 29, 2008, by and between the Company and Gill Cogan (26)

10.32*	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 23, 2008 by and between the Company and Gilead Sciences, Inc., as amended, if material

12.1*	Computation of Ratios of Earnings to Fixed Charges

21*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has received confidential treatment with respect to portions of these documents
*	Previously filed.
**	Filed herewith.

(1)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.
(2)	Filed as exhibit (d) (5) to the Company’s Schedule TO/A No. 3 on October 20, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(4)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 3, 2006 (File No. 000-18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2007 (File No. 000-18805) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 (File No. 000-18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(15)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(16)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.

(18)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 000-18805) and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on December 20, 2007 and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 000-18805) and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-18805) and incorporated herein by reference

(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-18805) and incorporated herein by reference.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 7, 2006 (File No. 000-18805) and incorporated herein by reference.

(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-18805) and incorporated herein by reference.

(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 5, 2008 (File No. 000-18805) and incorporated herein by reference.