Form 10-Q
period 2009-03-31
ELECTRONICS FOR IMAGING INC
filed 2009-05-11
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

The number of shares of Common Stock outstanding as of April 30, 2008 was 49,222,809.

Electronics For Imaging, Inc.

INDEX

		Page No.
PART I – Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

PART II – Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures

Exhibits
Exhibit 3.1
Exhibit 3.2
Exhibit 3.3
Exhibit 3.4
Exhibit 10.1
Exhibit 10.2
Exhibit 12.1

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$149,393	$132,152
Short-term investments, available for sale	138,034	57,199
Accounts receivable, net of allowances of $8.7 million and $8.5 million, respectively	68,563	97,286
Inventories	46,165	48,785
Assets held for sale	—	55,367
Other current assets	18,669	20,013

Total current assets	420,824	410,802
Property and equipment, net	33,883	35,225
Restricted investments	56,850	56,850
Goodwill	122,711	122,581
Intangible assets, net	65,951	72,992
Deferred tax assets	52,201	51,013
Other assets	2,738	2,485

Total assets	$755,158	$751,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,954	$44,634
Accrued and other liabilities	38,040	44,958
Deferred revenue	21,576	25,428
Income taxes payable	29,769	1,952

Total current liabilities	116,339	116,972
Non-current income taxes payable	34,970	33,758

Total liabilities	151,309	150,730

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 71,379 and 70,738 shares issued, respectively	714	708
Additional paid-in capital	651,090	644,482
Treasury stock, at cost, 22,161 and 19,381 shares, respectively	(414,386)	(384,129)
Accumulated other comprehensive income	1,237	1,676
Retained earnings	365,194	338,481

Total stockholders’ equity	603,849	601,218

Total liabilities and stockholders’ equity	$755,158	$751,948

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2009	2008
Revenue	$96,145	$136,604
Cost of revenue (1)	43,217	59,372

Gross Profit	52,928	77,232
Operating expenses:
Research and development (1)	29,309	36,581
Sales and marketing (1)	24,187	28,734
General and administrative (1)	9,035	13,353
Restructuring and other (Note 10)	6,428	5,677
Amortization of identified intangibles	6,941	7,195

Total operating expenses	75,900	91,540

Loss from operations	(22,972)	(14,308)

Interest and other income, net:
Interest and other income (expense), net	(477)	7,722
Interest expense	—	(1,251)
Gain on sale of building and land	79,363	—

Total interest and other income, net	78,886	6,471

Income (loss) before income taxes	55,914	(7,837)
Benefit from (provision for) income taxes	(29,200)	2,664

Net income (loss)	$26,714	$(5,173)

Net income (loss) per basic common share	$0.52	$(0.10)

Net income (loss) per diluted common share	$0.52	$(0.10)

Shares used in basic per-share calculation	51,458	53,783

Shares used in diluted per-share calculation	51,618	53,783

(1) Includes stock-based compensation expense as follows:

	2009	2008
Cost of revenue	$251	$946
Research and development	1,315	3,979
Sales and marketing	691	1,876
General and administrative	1,243	3,112

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$26,714	$(5,173)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	9,651	10,244
Deferred taxes	(1,112)	4,640
Provision for allowance for bad debts and sales-related allowances	1,221	2,174
Tax expense from employee stock plans	—	(2,369)
Excess tax benefit from stock-based compensation	—	(32)
Gain on sale of building and land	(79,363)	—
Stock-based compensation	3,500	9,912
Asset impairment	2,882	—
Other non-cash charges and credits	457	(451)
Changes in operating assets and liabilities	28,832	(15,952)

Net cash provided by (used for) operating activities	(7,218)	2,993

Cash flows from investing activities:
Purchases of short-term investments	(93,994)	(64,398)
Proceeds from sales and maturities of short-term investments	13,694	128,668
Purchases, net of proceeds from sales, of property and equipment	(2,385)	(4,403)
Proceeds from sale of building and land, net of direct transaction costs	135,069	—
Purchases of other investments	(717)	(261)

Net cash provided by investing activities	51,667	59,606

Cash flows from financing activities:
Proceeds from issuance of common stock	3,114	4,921
Purchases of treasury stock and net settlement of restricted stock	(30,257)	(29,020)
Excess tax benefit from stock-based compensation	—	32

Net cash used for financing activities	(27,143)	(24,067)

Effect of foreign exchange rate changes on cash and cash equivalents	(65)	43

Increase in cash and cash equivalents	17,241	38,575
Cash and cash equivalents at beginning of year	132,152	165,636

Cash and cash equivalents at end of quarter	$149,393	$204,211

See accompanying notes to consolidated financial statements.

Electronics For Imaging

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (“Interim Financial Statements”) include the accounts of Electronics For Imaging, Inc. and its subsidiaries (“EFI” or “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

These Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended. The December 31, 2008 Condensed Consolidated Balance Sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited Interim Condensed Financial Statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, was issued in September 2006. In February 2008, Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 157-2 , Effective Date of FASB Statement No. 157, delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In April 2009, FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provided guidance on determining fair value when there is no active market or when the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. Although we will continue to evaluate the application of FSP No. 157-2 and 157-4, we do not currently believe adoption of these accounting pronouncements will have a material impact on our financial condition or results of operations.

In April 2009, FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provided operational guidance for determining other-than-temporary impairments for debt securities. FSP No. 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009 and will be adopted beginning in the second quarter of 2009. Although we will continue to evaluate the application of FSP No. 115-2 and 124-2, we do not currently believe adoption of this accounting pronouncement will have a material impact our financial condition or results of operations.

In December 2007, SFAS No. 141 (revised 2007) Business Combinations (“SFAS No. 141R”), which replaced SFAS No. 141 Business Combinations (“SFAS No. 141”), retained the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations. However, SFAS No. 141R provides for the following changes from SFAS No. 141: an acquirer will record 100% of assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; certain contingent assets and liabilities will be recognized at fair value at the acquisition date; contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings upon settlement; acquisition-related transaction and restructuring costs will be expensed as incurred; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and when making adjustments to finalize preliminary accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R may have an impact on our consolidated financial statements in the event a business combination occurs. The nature and magnitude of the specific effects will likely depend upon the nature, terms, and size of acquisitions consummated after the effective date.

In December 2007, SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 provides that accounting and reporting for minority interests be re-characterized as non-controlling interests and classified as a component of equity. This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Currently, we do not have any non-controlling interests recorded in our financial statements, and as such the adoption of SFAS No. 160 this quarter did not have a material effect on our consolidated financial statements.

In April 2008, FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 applies to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 142-3 may have an impact on our consolidated financial statements in the event that we acquire intangible assets in either a business combination or asset acquisition. The nature and magnitude of the specific effects will depend upon the nature, terms, and size of business combinations or acquisitions consummated after the effective date.

2. Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method.

The following table summarizes stock-based compensation expense related to stock options, employee stock purchases under the employee stock purchase plan (“ESPP”) and restricted stock under SFAS 123(R) for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
Stock-based compensation expense by type of award	2009	2008
Stock options	$661	$1,954
Non-vested restricted stock	1,633	6,844
Employee stock purchase plan	1,206	1,115

Total stock-based compensation	3,500	9,913
Tax effect on stock-based compensation	(180)	(2,589)

Net effect on net income/loss	$3,320	$7,324

Valuation Assumptions

Our determination of fair value of stock options and restricted stock on the date of grant using the Black-Scholes-Merton (“Black Scholes”) option-pricing model is affected by various assumptions including volatility, expected term and interest rates. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term is based upon management’s consideration of the historical life of options, the vesting period of the options granted and the contractual period of the options granted. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

The estimated per share weighted average fair value of options granted and ESPP shares issued and the assumptions used to estimate fair value are shown below for the periods indicated:

	Stock Options
	Three months ended March 31,
Black Scholes assumptions and fair value	2009	2008
Weighted average fair value per share	$3.19	$5.58
Expected volatility	42.20%	40.59%
Risk-free interest rate	1.45%	2.71%
Expected term (in years)	4.12	4.03

Employee Stock Purchase Plan
Three months ended March 31,
Black Scholes assumptions and fair value	2009	2008
Expected volatility	51%-66%	43%-74%
Risk-free interest rate	0.4%-0.9%	2.1%-2.2%
Expected term (in years)	0.5-2.0	0.5-2.0

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2009 (in thousands except for weighted average exercise price and contractual term):

	Three months ended March 31, 2009
	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2009	6,061	$22.73
Options granted	95	9.12
Options exercised	—	—
Options forfeited and expired	(751)	29.85

Options outstanding at March 31, 2009	5,405	$21.51	$3.21	$65

Options vested and expected to vest at March 31, 2009	5,277	$21.64	$3.14	$53

Options exercisable at March 31, 2009	4,356	$22.55	$2.57	$—

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at March 31, 2009.

A summary of the status of our non-vested shares of restricted stock awards and restricted stock units as of March 31, 2009, is presented below (shares in thousands):

	Three months ended March 31, 2009
	Restricted stock units		Restricted stock awards
Non-vested shares	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2009	1,866	$18.22	118	$27.21
Restricted stock granted	22	9.08	—	—
Restricted stock vested	(196)	9.00	—	—
Restricted stock forfeited	(80)	19.70	—	—

Non-vested at March 31, 2009	1,612	$17.98	118	$27.21

The total fair value of restricted stock vested was $1.8 million for the three months ended March 31, 2009. The aggregate intrinsic value at March 31, 2009 for the restricted stock units expected to vest was $13.5 million and the remaining weighted average vesting period was 1.3 years. Aggregate intrinsic value for restricted stock units expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of restricted stock units expected to vest at March 31, 2009.

3. Comprehensive Income

Comprehensive income, which includes net income (loss), market valuation adjustments on available for sale investments and currency translation adjustments, consists of the following (in thousands):

	Three months ended March 31,
	2009	2008
Net income (loss)	$26,714	$(5,173)
Change in market valuation of investments, net of tax	285	1,587
Change in currency translation adjustment	(724)	801

Comprehensive income (loss)	$26,275	$(2,785)

The $0.3 million change in market valuation of investments, net of tax, during the three months ended March 31, 2009 consists primarily of unrealized gains.

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31, 2009	December 31, 2008
Net unrealized investment losses	$(103)	$(388)
Translation gains	1,340	2,064

Accumulated other comprehensive income	$1,237	$1,676

4. Investments and Fair Value Measurements

Debt and marketable equity securities are classified as available-for-sale and are carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in Accumulated other comprehensive income, net of tax. We review investments in debt and equity securities for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that the investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that the gross unrealized losses on short-term investments at March 31, 2009 are temporary in nature because each investment meets our investment policy credit quality requirements and we have the ability and intent to hold these investments until they recover their unrealized losses, which may be until maturity.

The following tables summarize our available-for-sale securities (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2009
U.S. Government securities	$54,941	$316	$(28)	$55,229
Corporate debt securities	77,763	240	(794)	77,209
Municipal securities	3,586	93	—	3,679
Money market funds(1)	1,917	—	—	1,917

Total short-term investments	$138,207	$649	$(822)	$138,034

December 31, 2008
U.S. Government securities	$14,453	$242	$(1)	$14,694
Corporate debt securities	36,871	33	(961)	35,943
Municipal securities	3,624	38	—	3,662
Money market funds(1)	2,900	—	—	2,900

Total short-term investments	$57,848	$313	$(962)	$57,199

(1)

Money market funds of $1.9 million represent funds from The Reserve Primary Fund (“Fund”) reclassified from cash and cash equivalents as the Fund has adopted a plan of liquidation. As a result, the Fund’s shares are not currently tradable at March 31, 2009. Our interest in the Fund was $14.8 million prior to their adoption of the liquidation plan. As of March 31, 2009, we have received $12.9 million in partial liquidation of our interest in the Fund, which has been invested in alternative money market funds, all of which are highly liquid and currently tradable at $1 Net Asset Value. On April 17, 2009, we received an additional $0.7 million in further partial liquidation of our interest in the Fund, which was similarly invested in alternative money market funds currently tradable at $1 Net Asset Value.

The following is a summary of the amortized cost and estimated fair value of investments at March 31, 2009 by maturity date (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$70,542	$70,379
Mature in one to three years	67,665	67,655

Total short-term investments	$138,207	$138,034

For the three months ended March 31, 2009 and 2008, net realized gains of $0 and $0.8 million, respectively, were recognized in net realized gains on the sale of investments. As of March 31, 2009 and December 31, 2008, net unrealized losses of $0.2 million and $0.6 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets.

Fair Value Measurements

We adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008. SFAS No. 157 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a three-tier fair value hierarchy as follows:

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

At March 31, 2009, investments have been presented in accordance with the fair value hierarchy specified in SFAS No. 157, Fair Value Measurements, as follows:

	March 31, 2009	Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs Level 3
U.S. Government securities	$55,229	$—	$55,229	$—
Corporate debt securities	86,206	—	86,073	133
Municipal securities	3,679	—	3,679	—
Money market funds	111,313	109,396	—	1,917

	$256,427	$109,396	$144,981	$2,050

Included in money market funds is $109.4 million and included in corporate debt securities is $9.0 million, respectively, which have been classified as cash equivalents at March 31, 2009.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, or alternative pricing sources with reasonable levels of price transparency. Investments in overnight money market mutual funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets or because the investments are actively traded at $1.00 Net Asset Value.

Government agency investments and corporate debt instruments (including investments in asset-backed and mortgage-backed securities) have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs which are directly or indirectly observable.

At March 31, 2009, one corporate debt instrument and one money market fund have been classified as Level 3 due to their significantly low trading activity. The portion of money market funds, which has been classified as Level 3, consists of funds placed in The Reserve Primary Fund of $1.9 million.

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 (in thousands):

	Level 3
	Corporate Debt Securities	Money Market Funds
Balance at December 31, 2008	$199	$2,900
Reclassificaton from Level 2 to Level 3	—	—
Included in other income (loss), net	(54)	—
Included in other comprehensive income	(4)	—
Purchases, sales, and maturities	(8)	(983)

Balance at March 31, 2009	$133	$1,917

There were no impairment charges related to investments for the three months ended March 31, 2009 included in interest and other income (expense), net.

5. Earnings Per Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding non-vested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from the non-vested shares of restricted stock using the treasury stock method and from the assumed conversion of our 1.50% Convertible Senior Debentures (the “Debentures”) prior to redemption on June 2, 2008. In addition, in computing the dilutive effect of the senior convertible debentures, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with the Debentures. Any potential shares that are anti-dilutive as defined in SFAS No. 128, Earnings per Share, are excluded from the effect of dilutive securities.

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 (in thousands, except for per share amounts):

	Three months ended March 31
(in thousands except per share data)	2009	2008
Basic net (loss) income per share:
Net (loss) income available to common shareholders	$26,714	$(5,173)

Weighted average common shares outstanding	51,458	53,783
Basic net (loss) income per share	$0.52	$(0.10)

Dilutive net (loss) income per share:
Net (loss) income available to common shareholders	$26,714	$(5,173)

Weighted average common shares outstanding	51,458	53,783
Dilutive stock options and restricted stock	160	—

Weighted average common shares outstanding for purposes of computing diluted net income per share	51,618	53,783

Dilutive net (loss) income per share	$0.52	$(0.10)

The following table sets forth potential shares of common stock that are not included in the diluted net (loss) income per share calculation above because to do so would be anti-dilutive for the periods presented:

	Three months ended March 31,
	2009	2008
Weighted stock options and restricted stock outstanding	5,741	8,698
Convertible debt	—	9,084

Total potential shares of common stock excluded from the computation of diluted earnings per share	5,741	17,782

Effective for interim and annual periods beginning after December 15, 2008, and applied retrospectively, FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, requires use of the two-class method to calculate earnings per share when non-vested restricted stock awards are eligible to receive dividends (i.e., participating securities), even if we do not intend to declare dividends. Although our non-vested restricted stock awards are eligible to receive dividends, they are not material as compared with total weighted average diluted shares outstanding and there is no impact on our earnings per share presentation in applying the two-class method.

6. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Inventories, net of allowances:
Raw materials	$28,319	$28,769
Work in process	2,868	2,901
Finished goods	14,978	17,115

	$46,165	$48,785

Product warranty reserves

Product warranty reserve activities for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Balance at January 1	$6,791	$7,918
Charged to expense	2,282	982
Utilized	(2,198)	(1,427)

Balance at March 31	$6,875	$7,473

7. Income taxes

For the first quarter of 2009, we recorded a tax provision of $29.2 million compared to a tax benefit of $2.7 million for the same period in 2008. The tax provision for the first quarter of 2009 included charges of $32.0 million related to the gain on sale of a Foster City building and land and $2.9 million related to SFAS 123(R) tax shortfalls. The first quarter 2009 tax provision also included credits of $1.4 million related to restructuring and severance costs, $1.1 million related to asset impairment charges, and $0.3 million related to our reassessment of interest payments related to the 2002-2004 IRS audit. The tax benefit for the first quarter of 2008 included a credit of $2.2 million related to restructuring and severance costs. Without the discrete charges and benefits described above, the increased tax benefit in 2009 is due primarily to the increased loss before income taxes.

Primary differences in 2009 and 2008 between our recorded tax provision rate and the U.S. statutory rate of 35% for both periods include tax benefits associated with credits for research and development costs for 2009, lower taxes on permanently invested foreign earnings in 2008, and the tax effects of charges related to stock-based compensation recorded pursuant to FAS 123R, which are non-deductible for tax purposes. As of March 31, 2009 and December 31, 2008, the total amount of unrecognized tax benefits was $35.0 million and $33.8 million, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31, 2009 and December 31, 2008 we have accrued $2.3 million and $2.6 million, respectively, for potential payments of interest and penalties.

As of March 31, 2009 and December 31, 2008, we were subject to examination by both U.S. federal and state tax jurisdictions for the 2004-2008 tax years and the Netherlands for 2006-2008 tax years.

8. Commitments and Contingencies

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

As of March 31, 2009, the end of the quarterly period covered by this report, we are subject to the various claims, lawsuits, investigations or proceedings discussed below, as well as certain other legal proceedings that have arisen in the ordinary course of business. We also settled certain matters during the first quarter of 2009.

Leggett & Platt, Inc. and L&P Property Management Company:

On November 6, 2007, EFI filed a complaint against Leggett & Platt, Inc. and its patent holding subsidiary, L&P Property Management Company (“L&P”) in the U.S. District Court for the Eastern District of Missouri for declaratory and injunctive relief challenging the validity and enforceability of a patent issued to L&P. The challenged patent is a continuation of a patent that L&P previously asserted against EFI in a prior court action. The court ultimately invalidated the patent in the prior court action on multiple grounds. EFI firmly believes that the court should summarily invalidate the continuation patent for similar reasons. Further, EFI believes that L&P’s failure to adequately disclose the previous lawsuit proceedings to the U.S. Patent and Trademark Office amounts to inequitable conduct that should render the new patent unenforceable. Thus, EFI has filed a motion for summary judgment on these issues. L&P filed counterclaims against EFI, including claims for alleged infringement of the continuation patent. While EFI believes that its products do not infringe, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

Acacia | Screentone Patent Litigation:

On August 8, 2007, Screentone Systems Corporation (“Screentone”), a subsidiary of Acacia Technologies Group, initiated litigation against several defendants, including Konica Minolta Printing Solutions, Canon USA and Ricoh Americas, for infringement of a patent related to apparatus and methods of digital halftoning in the U.S. District Court for the Eastern District of Texas. Konica Minolta, Canon and Ricoh are EFI customers. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. At least one defendant requested indemnification for any EFI products that allegedly infringe these patents.

In order to protect its products and its customers, on November 13, 2007, EFI filed a declaratory judgment action (“DJ”) in the U.S. District Court for the Central District of California seeking to invalidate the patent asserted in the Texas action, as well as an additional patent that Screentone identified in previous correspondence. At about the same time, other defendants from the Texas actions filed DJ actions in Washington and Delaware. A federal multidistrict litigation panel consolidated all cases with EFI’s case in the U.S. District Court for the Central District of California, where the consolidated cases were proceeding.

On March 5, 2009, EFI reached a settlement with Screentone and, on March 19, 2009, the District Court for the Central District of California dismissed EFI and Acacia’s claims, defenses and counterclaims against one another. The terms of the settlement between the parties are confidential and the settlement amount has been paid to Screentone in full.

9. Segment Information and Geographic Data

SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) requires segment information to be presented based on internal reporting used by the chief operating decision maker to allocate resources and evaluate segment performance. Our enterprise management processes have become further refined to use financial information that is closely aligned with our three product categories at the gross profit level. Relevant discrete financial information is prepared at the gross profit level for each of our three operating segments that is used by the chief operating decision making group to allocate resources and assess the performance of each segment.

Our operating segments are:

Fiery, which consists of our color digital print controller line of products that is sold to original equipment manufacturers for sale to customers, comprising (i) stand-alone print controllers that are connected to digital copiers and other peripheral devices and (ii) embedded and design-licensed solutions that are used in digital copiers, desktop laser printers, and multifunctional devices.

Inkjet Products, which consist of (i) our VUTEk super-wide format digital inkjet printers and inks that are used by billboard graphics printers, commercial photo labs, large sign shops, graphic screen printers and digital graphics providers to print billboards, building wraps, banners, art exhibits, point of purchase signage and other large displays, (ii) our early stage Jetrion industrial inkjet digital printing systems, custom high-performance integration solutions and specialty inks for the converting, packaging and direct mail industries, and (iii) our early stage Rastek hybrid and flatbed UV wide format graphics printers for the mid-range market sector.

Advanced Professional Print Software (“APPS”), which consists of print software solutions that enhance printing workflow and makes printing operations more powerful, productive and easier to manage from one centralized user interface. Our enterprise resource planning and collaborative supply chain software print management solutions are designed to enable printers and print buyers to improve productivity and customer service while reducing costs.

Our chief operating decision making group evaluates the performance of its operating segments based on net sales and gross profit. Gross profit for each segment includes revenues from sales to third parties and the related cost of revenue directly attributable to the segment. Cost of revenue for each segment excludes certain expenses managed outside the operating segments consisting primarily of stock-based compensation expense. Operating income is not reported by operating segment because operating expenses are also managed outside of the operating segments. Such operating expenses include various corporate expenses, such as research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. Segment assets exclude corporate assets, such as cash, short-term and long-term investments, manufacturing and corporate facilities, and miscellaneous corporate infrastructure. Capital asset purchases for long-lived assets are not reported to management by segment.

Summary information by operating segment for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31, 2009
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$49,105	$32,100	$14,940	$—	$96,145
Cost of revenue	15,451	22,753	4,762	251	$43,217

Gross profit	$33,654	$9,347	$10,178	$(251)	$52,928

Gross profit percentages	68.5%	29.1%	68.1%		55.1%

	Three Months Ended March 31, 2008
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$68,318	$53,385	$14,901	$—	$136,604
Cost of revenue	22,478	30,604	5,344	946	$59,372

Gross profit	$45,840	$22,781	$9,557	$(946)	$77,232

Gross profit percentages	67.1%	42.7%	64.1%		56.5%

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

The following is a breakdown of revenues by sales origin for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Three months ended March 31,
	2009	2008
Americas	$56,463	$71,635
Europe, Middle East and Africa	27,967	48,411
Japan	9,692	11,823
Other International Locations	2,023	4,735

Total Revenue	$96,145	$136,604

10. Restructuring and Other

We recorded restructuring and other charges of $6.4 million and $5.7 million for the three months ended March 31, 2009 and 2008, respectively, primarily consisting of restructuring, severance, and asset impairment. Restructuring and severance costs of $3.6 million and $5.5 million related to head count reductions of 97 and 100 for the three months ended March 31, 2009 and 2008, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Asset impairment related to project abandonment costs of $2.9 million for the three months ended March 31, 2009 primarily consisting of equipment and noncancellable purchase orders in the Inkjet Products operating segment.

During the first quarter of 2009, we announced a restructuring plan to better align our costs with revenue levels due to the current economic environment. This reduction is one of many cost-reduction actions that we are taking to lower our quarterly operating expense run rate. The restructuring plan is accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 157, Fair Value Measurements, which became effective with respect to restructuring-related liabilities initially in the first quarter of 2009.

Restructuring and other reserve activities for the three months ended March 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Reserve balance at January 1	$3,847	$—
Restructuring reserve	3,102	5,083
Other reserve	3,326	594
Cash payments	(4,889)	(1,725)

Reserve balance at March 31	$5,386	$3,952

11. Common Stock Repurchase Programs

On February 5, 2009, our Board of Directors approved a $100 million share repurchase program, including a $30 million accelerated share repurchase (“ASR”), by utilizing a portion of proceeds from the January 2009 sale of building and land. The purpose of the ASR is to combine the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of a disciplined daily open market stock repurchase program. Approximately $70 million remains available under the program to repurchase shares at March 31, 2009. The February 2009 authorization replaced the previously approved share repurchase program.

On February 18, 2009, we entered into an agreement with UBS AG, London branch, (“UBS”) to repurchase $30 million of our common stock under the ASR program. On March 27, 2009, 2.8 million shares were delivered by UBS representing the minimum number of shares to be delivered under the ASR agreement. Under certain circumstances, additional shares could be delivered by UBS under the ASR agreement in the second or third quarter of 2009, with the final completion date subject to the discretion of UBS.

Our buyback program is limited by SEC regulations and by compliance with the Company’s insider trading policy. For the three months ended March 31, 2009, employees surrendered 24,154 shares for an aggregate purchase price of $0.2 million to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock units. These repurchased shares are recorded as treasury stock and are accounted for under the cost method. None of the shares of common stock that we have repurchased have been cancelled.

12. Sale of Building and Land

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.5 million to Gilead Sciences, Inc. (“Gilead”). The property sold included an approximately 163,000 square foot building at 301 Velocity Way as well as approximately 30 acres of land. Subsequent to the close of the transaction on January 29, 2009, we leased a portion of the building until April 15 that is considered minor under sale-leaseback accounting; accordingly, the gain was recognized in the quarter ended March 31, 2009. Gain has not been recognized with respect to $0.9 million representing the portion of the sales proceeds that remain in escrow pending the outcome of certain requirements mutually agreed upon at closing. The escrow period expires January 2010. Direct transaction costs consist primarily of broker commissions, documentary transfer and title costs, legal fees, and other expenses. The cost of the land, building, and improvements accounted for as Assets Held for Sale at December 31, 2008 were included in the determination of the gain on sale for the three months ended March 31, 2009 as follows (in millions):

Sales proceeds, net of escrow holdback	$136.6
Assets held for sale at December 31, 2008	55.4
Direct transaction costs	1.9

Gain on sale of building and land	$79.4

13. Subsequent Event

In April 2009, we announced a restructuring plan to better align our costs with revenue levels. We expect to reduce worldwide head count by approximately 100 employees and incur severance costs of approximately $2.4 million.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”). The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended (the “2008 Form 10-K”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Results of Operations

The following table sets forth items in our condensed consolidated statements of operations as a percentage of total revenue for the three months ended March 31, 2009 and 2008. These operating results are not necessarily indicative of our results for any future period.

	Three months ended March 31,
	2009	2008
Revenue	100%	100%
Gross Profit	55%	57%
Operating expenses:
Research and development	30%	27%
Sales and marketing	25%	21%
General and administrative	10%	10%
Restructuring and other	7%	4%
Amortization of identified intangibles	7%	5%

Total operating expenses	79%	67%

Loss from operations	(24)%	(10)%
Interest and other income, net	—%	4%
Gain on sale of building and land	82%	—%

Income before income taxes	58%	(6)%
Benefit from (provision for) income taxes	(30)%	2%

Net income (loss)	28%	(4)%

Revenue

We currently classify our revenue into three categories. The first category, “Fiery,” includes products and technology which connect digital copiers with computer networks, and is made up of stand-alone controllers and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This category includes our Fiery series (external print servers and embedded servers), Splash and MicroPress, color and black and white server products, software options for Fiery products and parts. It also includes server-related revenue comprised of scanning solutions. The second category, “Inkjet Products,” consists of sales of the super-wide and wide format inkjet printers, industrial inkjet printers, inks, and parts and services revenue from the VUTEk, Jetrion, and Rastek businesses. The third category, “Advanced Professional Print Software,” or APPS, consists of software technology focused on printing workflow, print management information systems (PMIS), proofing and e-commerce and job tracking tools.

On a sequential basis, the revenue performance in the first quarter of 2009 was $39.1 million or 28.9% lower than fourth quarter of 2008 results, with all product categories contributing to the decrease. Revenue in the Fiery category decreased by $21.1 million, or 30%, largely due to the decline in sales of external print servers and embedded servers. Inkjet Products decreased by $15.7 million or 33% was primarily driven by decreased sales of VUTEk super-wide format printers and inks and Jetrion industrial inkjet printers while Rastek revenues increased in their first full quarter within our Inkjet Products operating segment. Revenue in the APPS category decreased by $2.4 million, or 14%, mainly due to decreased license revenue partially offset by increased service revenue.

Revenues by Product Category

For the three months ended March 31, 2009 and 2008, revenues by product category were as follows (in thousands):

	Three months ended March 31,
		Percent		Percent	Change
	2009	of total	2008	of total	$	%
Fiery	$49,105	51%	$68,318	50%	$(19,213)	(28)%
Inkjet Products	32,100	33%	53,385	39%	(21,285)	(40)%
Advanced Professional Printing Software	14,940	16%	14,901	11%	39	0%

Total revenue	$96,145	100%	$136,604	100%	$(40,459)	(30)%

Total revenues decreased by 30% to $96.1 million in the first quarter of 2009, compared to $136.6 million in the first quarter of 2008.

Fiery Revenues

The Fiery category decrease of 28% in the first quarter of 2009 when compared to the same period in 2008 was mostly due to a decline in sales of external print servers and embedded servers. The decline was caused by reduced demand from several large OEM customers throughout the world due to a slowing global economy. The tightening of the global credit markets also indirectly contributed to the decline as it has become relatively more difficult for some customers to obtain equipment financing. We believe that our OEM customers have higher inventory levels than they require, which could impact sales in future quarters.

Inkjet Products Revenues

Inkjet revenues decreased by 40% in the first quarter of 2009 when compared to the first quarter of 2008 due primarily to decreased sales of VUTEk super-wide format printers and inks and a temporary shift in mix toward refurbished and solvent printers year-over-year. It has become relatively more difficult for customers to obtain financing to purchase our products due to the tightening of global credit markets. In addition, the softening of the retail sector and the related demand for signs, billboards and point of purchase displays has impacted our customers’ businesses and their demand for ink, which resulted in a lower demand for our ink products in the first quarter of 2009 compared to the same quarter of 2008. Industrial inkjet printer revenues increased as compared with the same quarter in the prior year due primarily to the Jetrion 4000 Series printer launch near the end of the second quarter of 2008. Rastek wide format printer sales also increased in their first full quarter within our Inkjet Products operating segment.

Advanced Professional Print Software Revenues (“APPS”)

APPS revenues were comparable to the first quarter of 2008 aided by revenue from the Pace acquisition, which closed during the third quarter of 2008. The APPS operating segment includes our management systems software, including Monarch (formerly Hagen), Pace, PSI, Logic, PrintSmith and PrintFlow; our web-based order entry and order management software, including Digital StoreFront and our PrinterSite Suite; and our proofing software, including ColorProof XF and resale of products from third party suppliers. In

2008, we re-organized our PMIS product lines after the acquisition of Pace in order to better leverage our investment in this segment and concentrate our resources on fewer products. As a result, we are no longer selling PSI and Logic to new customers and have reduced our investment in the development of these products. We currently sell PrintSmith to small print-for-pay and small commercial print shops, Pace to medium and large commercial print shops, and Monarch to large commercial, publication, and digital print shops.

Revenues by Geographic Area

Revenues by geographic regions for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three months ended March 31,
		Percent		Percent	Change
	2009	of total	2008	of total	$	%
Americas	$56,463	59%	$71,635	52%	$(15,172)	(21)%
EMEA	27,967	29%	48,411	35%	$(20,444)	(42)%
Japan	9,692	10%	11,823	9%	$(2,131)	(18)%
Other international locations	2,023	2%	4,735	4%	$(2,712)	(57)%

Total revenue	$96,145	100%	$136,604	100%	$(40,459)	(30)%

Americas accounted for 21% of the overall decrease in revenues for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to weakness in sales of our Fiery products that was caused by the reduction in demand from our OEMs’ customers due to a slowing of the economy and weakness in sales of our Inkjet products due to the tightening of global credit markets. Likewise, the softening of the retail sector and the related demand for signs, billboards and point of purchase displays has impacted our customers’ businesses and their demand for ink. Europe, Middle East, and Africa (“EMEA”) decreased 42% in revenue primarily due to the slowing economy and tightening of credit markets in Europe while Japan decreased 18% in revenue as a result of lower demand in our Fiery products. Other international locations decreased by 57% in revenue mainly driven by lower sales due to the impact of macro economic conditions.

In the individual regions, Fiery product revenues in the first quarter of 2009 represented 42%, 54%, 94%, and 51% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 47%, 44%, 93%, and 52% in the same quarter of 2008.

Inkjet product revenues in the first quarter of 2009 represented 35%, 39%, 6%, and 35% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 37%, 50%, 6%, and 37% in the same quarter of 2008.

Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations which in turn ship to other locations, making it difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what we are reporting. We expect that sales outside of the United States will continue to represent a significant portion of our total revenue.

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the three months ended March 31, 2009, three customers – Canon, Konica Minolta, and Xerox – each provided more than 10% of our revenue individually and approximately 35% of revenue in the aggregate. For the three months ended March 31, 2008, two customers – Canon and Xerox – each provided more than 10% of our revenue individually and approximately 33% of revenue in the aggregate.

The increasing reliance on revenues from our major OEM partners is attributable to the decrease in the Inkjet Products business where most of the revenue is generated from sales to distributors and direct customers. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations with most of our OEMs to purchase our products at all, or in significant amounts. Such reductions have occurred in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenues from Inkjet products and our professional printing applications, the percentage of our revenue that comes from individual OEMs will decrease.

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

To the extent sales of our products do not grow over time in absolute terms, or if we are not able to meet demand for higher unit volumes, it could have a material adverse effect on our operating results. There can be no assurance that any products that we introduce in the future will successfully compete, be accepted by the market, or otherwise effectively replace the volume of revenue and/or income from our older products. Market acceptance of our software products, products acquired through acquisitions, and other products cannot be assured. In addition, we may experience potential loss of sales, unexpected costs, or adverse impact on relationships with customers or suppliers as a result of acquisitions.

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

Gross Profit

Gross profits by operating segment for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31, 2009
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$49,105	$32,100	$14,940	$—	$96,145
Cost of revenue	15,451	22,753	4,762	251	$43,217

Gross profit	$33,654	$9,347	$10,178	$(251)	$52,928

Gross profit percentages	68.5%	29.1%	68.1%		55.1%

	Three Months Ended March 31, 2008
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$68,318	$53,385	$14,901	$—	$136,604
Cost of revenue	22,478	30,604	5,344	946	$59,372

Gross profit	$45,840	$22,781	$9,557	$(946)	$77,232

Gross profit percentages	67.1%	42.7%	64.1%		56.5%

For the three months ended March 31, 2009 our gross profit was 55.1% compared to 56.5% for the same period in 2008. The decrease in overall gross profits was primarily due to relatively fixed manufacturing costs for the Inkjet products spread over lower revenue.

For the three months ended March 31, 2009 Fiery products gross profit was 68.5% compared to 67.1% for the same period in 2008. Gross profits in the Fiery operating segment improved from the same quarter in 2008 despite lower revenue levels primarily due to product mix.

For the three months ended March 31, 2009 Inkjet products gross profit was 29.1% compared to 42.7% for the same period in 2008. The decrease was primarily driven by relatively fixed manufacturing costs spread over lower printer revenue and a shift in mix toward refurbished and solvent printers.

For the three months ended March 31, 2009 APPS gross profit was 68.1% compared to 64.1% for the same period in 2008. Gross profits in the APPS operating segment improved from the same quarter in 2008 primarily due to operating efficiencies gained through the Pace acquisition.

The decrease in stock-based compensation expense included within cost of revenue to $0.3 million in the first quarter of 2009 as compared with $0.9 million during the same quarter of 2008 is primarily due to the timing of equity awards issued during the last twelve months.

Operating Expenses

The following table shows operating expenses for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
			Change
	2009	2008	$	%
Research and development	$29,309	$36,581	$(7,272)	(20)%
Sales and marketing	24,187	28,734	$(4,547)	(16)%
General and administrative	9,035	13,353	$(4,318)	(32)%
Restructuring and other	6,428	5,677	$751	13%
Amortization of identified intangibles	6,941	7,195	$(254)	(4)%

Total operating expenses	$75,900	$91,540	$(15,640)	(17)%

Operating expenses decreased by 17% or $15.6 million to $75.9 million during the first quarter of 2009 as compared with $91.5 million during the same quarter in 2008. Operating expenses as a percentage of revenue totaled 78% and 67% for the three months ended March 31, 2009 and 2008, respectively.

The decrease in operating expenses was primarily due to significantly lower personnel-related expense due to company-wide reductions in force that occurred throughout 2008 and during the first quarter of 2009, as well as increased employee utilization of vacation balances, and lower variable compensation expense consisting primarily of reduced bonus and commission payments.

Research and Development

Expenses for research and development consist primarily of costs associated with personnel, consulting and prototype materials. Research and development expenses for the three months ended March 31, 2009 totaled $29.3 million, or 30% of revenue, compared to $36.6 million, or 27% of revenue, for the three months ended March 31, 2008, a decrease of $7.3 million, or 20%. The reduction of $7.3 million was primarily due to decreased personnel-related expenses of $2.9 million mainly as a result of head count reductions during the first quarter of 2009 and throughout 2008, decreased consulting expenses of $0.6 million, decreased stock-based compensation expense of $2.7 million due to the timing of equity awards issued during the last twelve months, and reduced allocation of overhead expenses of $1.4 million due to personnel-related and facilities-related reductions in overhead expenses company-wide.

We expect that our research and development expenses may increase in absolute terms as a percentage of revenue, if revenues increase in future periods.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, and other locations around the world.

Sales and marketing expenses for the three months ended March 31, 2009 totaled $24.2 million, or 25% of revenue, compared to $28.7 million, or 21% of revenue, for the three months ended March 31, 2008, a decrease of $4.5 million, or 16%. The reduction of $4.5 million was primarily due to decreased personnel-related expenses of $1.3 million mainly as a result of head count reductions during the first quarter of 2009 and throughout 2008 and the impact of the over-all decrease in revenues on variable compensation expense, decreased travel and entertainment expenses of $0.7 million, decreased stock-based compensation expense of $1.2 million due to the timing of equity awards issued during the last twelve months, and reduced marketing and trade show expenses of $1.3 million.

Over time, our sales and marketing expenses may increase in absolute terms, if revenues increase in future periods, as we continue to actively promote our products and introduce new products and services. We expect that if the U.S. dollar remains volatile against the Euro or other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of expenses associated with administrative personnel, legal, and finance.

General and administrative expenses for the three months ended March 31, 2009 totaled $9.0 million, or 10% of revenue, compared to $13.4 million, or 10% of revenue, for the three months ended March 31, 2008, a decrease of $4.3 million, or 32%. The reduction of $4.3 million was primarily due to decreased personnel-related expenses of $0.6 million, decreased expenses related to the stock option investigation completed during the first quarter of 2008 of $0.9 million, decreased stock-based compensation expense of $1.9 million due to the timing of equity awards issued during the last twelve months, and reduced legal fees.

Restructuring and Other

Restructuring and other for the three months ended March 31, 2009 totaled $6.4 million, or 7% of revenue, compared to $5.7 million, or 4% of revenue, for the three months ended March 31, 2008, an increase of $0.7 million. Restructuring and other charges include severance costs of $3.6 million and $5.5 million related to head count reductions of 97 and 100 for the three months ended March 31, 2009 and 2008, respectively, and asset impairment related to project abandonment costs primarily consisting of equipment and noncancellable purchase orders in the Inkjet Products operating segment. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended March 31, 2009 totaled $6.9 million, or 7% of revenue, compared to $7.2 million, or 5% of revenue, for the three months ended March 31, 2008, a decrease of $0.3 million, or 4%. The decrease was primarily due to several intangible assets being fully amortized partially offset by amortization of intangible assets identified as a component of the Pace acquisition, which occurred during the third quarter of 2008, and by the first full quarter of amortization of intangible assets identified as a component of the Raster acquisition, which occurred during the fourth quarter of 2008.

Interest and Other Income (Expense), Net

Interest and Other Income

Interest and other income (expense) includes interest income and net gains from sales of investments from our cash and short-term investments and net foreign currency transaction gains and losses on our operating activities. For the three months ended March 31, 2009, interest and other expense totaled $0.5 million compared to $7.7 million of interest and other income in the three months ended March 31, 2008, a decrease of $8.2 million. The decrease from the prior year is primarily driven by lower interest income on our investments as a result of lower investment balances and interest rates as we sold a substantial portion of our investment portfolio during the first six months of 2008 in order to generate cash for the redemption of our 1.50% Convertible Senior Debentures, which occurred on June 2, 2008.

Interest Expense

Interest expense primarily consists of interest and debt amortization costs related to our 1.50% Convertible Senior Debentures. No costs were incurred during the three months ended March 31, 2009 due to the redemption on June 2, 2008 of the outstanding balance of our 1.5% Convertible Senior Debentures, which totaled $240.0 million. For the three months ended March 31, 2008, interest and debt amortization costs of $1.3 million were incurred.

Sale of Building and Land

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.5 million. Under the agreement, we sold the approximately 163,000 square foot building at 301 Velocity Way as well as approximately 30 acres of related land and certain other assets related to the property. Gain has not been recognized with respect to $0.9 million representing the portion of the sales proceeds that remain in escrow pending the outcome of certain requirements mutually agreed upon at closing. The cost of the land, building, improvements, and direct transaction costs were included in the determination of the gain on sale.

Income Taxes

For the first quarter of 2009, we recorded a tax provision of $29.2 million compared to a tax benefit of $2.7 million for the same period in 2008. The tax provision for the first quarter of 2009 included charges of $32.0 million related to the gain on sale of a Foster City building and land and $2.9 million related to SFAS 123(R) tax shortfalls. The first quarter 2009 tax provision also included credits of $1.4 million related to restructuring and severance costs, $1.1 million related to asset impairment charges, and $0.3 million related to our reassessment of interest payments related to the 2002-2004 IRS audit. The tax benefit for the first quarter of 2008 included a credit of $2.2 million related to restructuring and severance costs. Without the discrete charges and benefits described above, the increased tax benefit in 2009 is due primarily to the increased loss before income taxes.

Primary differences in 2009 and 2008 between our recorded tax provision rate and the U.S. statutory rate of 35% for both periods include tax benefits associated with credits for research and development costs for 2009, lower taxes on permanently invested foreign earnings in 2008, and the tax effects of charges related to stock-based compensation recorded pursuant to FAS 123R, which are non-deductible for tax purposes.

Liquidity and Capital Resources

(in thousands)	March 31, 2009	December 31, 2008	Change
Cash and cash equivalents	$149,393	$132,152	$17,241
Short term investments	138,034	57,199	80,835

Total cash, cash equivalents and short-term investments	$287,427	$189,351	$98,076

	Three months ended March 31,
(in thousands)	2009	2008	Change
Net cash provided by (used for) operating activities	$(7,218)	$2,993	$(10,211)
Net cash provided by investing activities	51,667	59,606	(7,939)
Net cash used for financing activities	(27,143)	(24,067)	(3,076)
Effect of foreign exchange rate changes on cash and cash equivalents	(65)	43	(108)

Increase in cash and cash equivalents	$17,241	$38,575	$(21,334)

Overview

Cash and cash equivalents and short-term investments increased by $98.1 million to $287.4 million as of March 31, 2009 from $189.4 million as of December 31, 2008. The increase was primarily due to the receipt of $135.1 million, net of direct transaction costs, related to the sale of building and land, offset by the $30.0 million accelerated stock repurchase and cash used by operating activities of $7.2 million.

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to the Condensed Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock and working capital. At March 31 2009, cash and cash equivalents, and short term investments available totaled $287.4 million. Despite the current economic environment, we believe that our liquidity position and capital resources continue to remain sufficient in meeting our operations and working capital needs.

On June 2, 2008, we redeemed the outstanding balance of our 1.5% Convertible Senior Debentures due 2023 which totaled $240.0 million. Accordingly, no interest was paid during the first quarter of 2009. No interest was paid during the first quarter of 2008 as interest was paid semi-annually with respect to the convertible debentures.

Operating Activities

During the first three months of 2009, our operating activities used cash flows of $7.2 million.

The following items significantly impacted our cash used from operating activities:

Net income of $26.7 million included non-cash charges and credits of $61.7 million, comprised primarily of $9.7 million in depreciation and amortization, $3.5 million of stock-based compensation expense, and $5.6 million of other non-cash charges, credits, and provisions offset by $79.4 gain on sale of building and land and $1.1 million in deferred taxes. In addition, net change in operating assets and liabilities of $27.8 million consisting primarily of decreases in accounts receivable of $27.7 million, decreases in inventories of $1.1 million, and increases in net taxes payable of $29.1 million, offset by decreases in accounts payable and accrued liabilities of $31.0 million.

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 64 days and 66 days at March 31, 2009 and December 31, 2008, respectively. We calculate DSO by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter, multiplied by the total days in the quarter. The slight decrease in DSOs is mostly due to our continued effort to improve collections. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As the percentage of our APPS and Inkjet related revenue increases, we expect DSOs may trend higher. Our DSOs related to software and direct sales are traditionally higher than those related to OEM customers.

Investing Activities

Investments

We purchased $80.3 million of marketable securities during the three months ended March 31, 2009. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we have better uses for the cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Sale of Building and Land

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.5 million. The property sold included the approximately 163,000 square foot building at 301 Velocity Way as well as approximately 30 acres of related land and certain other assets related to the property. We received $135.1 million during the three months ended March 31, 2009, which represents the purchase price less $0.9 million representing the remaining portion of the escrow holdback, net of direct transaction costs.

Property and Equipment

Net purchases of property and equipment were $2.4 million for the three months ended March 31, 2009. Our property and equipment additions have historically been funded from operations.

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

Financing Activities

Financing activities relating to the purchases of treasury stock and the net settlement of restricted stock units and restricted stock awards for employee common stock related tax liabilities used $30.3 million during the three months ended March 31, 2009. Additionally, we received $3.1 million related to the employee stock purchase plan. Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock from the exercise of stock options and employee stock purchase plans. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. We anticipate that cash provided from exercise of stock options will decline over time as we shift to issuance of restricted stock awards and units rather than stock option awards.

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

As permitted under Delaware law, pursuant to our bylaws, charter and indemnification agreements that we have entered into with our current and former executive officers, directors and general counsel we are required, subject to certain limited qualifications, to indemnify our executive officers, directors, and general counsel for certain events or occurrences while the executive officers, directors, or general counsel is or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the executive officer’s, director’s or general counsel’s lifetime.

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

Please refer to “Part II – Other Information, Item 1: Legal Proceedings” in this Form 10-Q for more information regarding our legal proceedings.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

As of December 31, 2008 we were a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provided a cost effective means of providing adequate office space for our corporate offices. The Leases included an option to purchase the facilities during or at the end of the term of the Leases for the amount expended by the lessor to purchase the facilities. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2008 for a total of $88.6 million) were in LIBOR-based interest bearing accounts and were restricted as to withdrawal at all times. We exercised our purchase option in the first quarter of 2009 with respect to the 301 Lease in connection with the sale of the land and building and terminated the corresponding synthetic lease. Accordingly, the $31.7 million of pledged funds have been recognized in the determination of the gain on sale of building and land in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009.

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.5 million, subject to an escrow holdback. Under the sale agreement, we retained ownership of the approximately 295,000 square foot building at 303 Velocity Way that we currently occupy along with the related land. We sold the 163,000 square foot 301 Velocity Way building, along with approximately 30 acres of land and certain other assets related to the property. Subsequent to the close of the transaction on January 29, 2009, we leased back a portion of the building until April 15.

In conjunction with the 303 Lease, we leased the land on which the building is located to the lessor of the building. This separate ground lease is for approximately 30 years. We are treated as the owner of this building for federal income tax purposes. The 303 Lease will expire in 2014.

We have guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the 303 Lease. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger related covenants as of March 31, 2009. We have assessed our exposure in relation to the first loss guarantees under the 303 Lease and have determined there is no deficiency to the guaranteed value at March 31, 2009. If there is a decline in value, we will record a loss associated with the residual value guarantee. The $56.9 million pledged under the 303 Lease are in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. As of March 31, 2009, we are treated as the owner of this building for federal income tax purposes. Our remaining synthetic lease is $56.9 million as of March 31, 2009.

Effective July 1, 2003, we applied the accounting and disclosure rules set forth in Interpretation No. 46, Consolidation of Variable Interest Entities, as revised (“FIN 46R”) for variable interest entities (“VIEs”). We have evaluated our synthetic lease agreements to determine if the arrangements qualify as variable interest entities under FIN 46R. We have determined that the synthetic lease agreements do qualify as VIEs; however, because we are not the primary beneficiary under FIN 46R we are not required to consolidate the VIEs in our financial statements.

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

The following table presents the hypothetical change in fair values in the financial instruments held by us at March 31, 2009 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve-month time horizon.

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$146,892	$145,724	$144,555

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the United States. We are primarily exposed to changes in exchange rates for the Euro, British Pound, Indian rupee, and Japanese yen. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposures from non-U.S. dollar-denominated sales and operating expenses in foreign countries. We can benefit from a weaker dollar and are adversely affected from a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. We do not currently hedge our foreign currency exposures.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended March 31, 2009, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2009, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of March 31, 2009, the end of the quarterly period covered by this report, we are subject to the various claims, lawsuits, investigations or proceedings discussed below, as well as certain other legal proceedings that have arisen in the ordinary course of business. We also settled certain matters during the first quarter of 2009.

Leggett & Platt, Inc. and L&P Property Management Company:

On November 6, 2007, EFI filed a complaint against Leggett & Platt, Inc. and its patent holding subsidiary, L&P Property Management Company (“L&P”) in the U.S. District Court for the Eastern District of Missouri for declaratory and injunctive relief challenging the validity and enforceability of a patent issued to L&P. The challenged patent is a continuation of a patent that L&P previously asserted against EFI in a prior court action. The court ultimately invalidated the patent in the prior court action on multiple grounds. EFI firmly believes that the court should summarily invalidate the continuation patent for similar reasons. Further, EFI believes that L&P’s failure to adequately disclose the previous lawsuit proceedings to the U.S. Patent and Trademark Office amounts to inequitable conduct that should render the new patent unenforceable. Thus, EFI has filed a motion for summary judgment on these issues. L&P filed counterclaims against EFI, including claims for alleged infringement of the continuation patent. While EFI believes that its products do not infringe, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

Acacia | Screentone Patent Litigation:

On August 8, 2007, Screentone Systems Corporation (“Screentone”), a subsidiary of Acacia Technologies Group, initiated litigation against several defendants, including Konica Minolta Printing Solutions, Canon USA, and Ricoh Americas, for infringement of a patent related to apparatus and methods of digital halftoning in the U.S. District Court for the Eastern District of Texas. Konica Minolta, Canon and Ricoh are EFI customers. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. At least one defendant requested indemnification for any EFI products that allegedly infringe these patents.

In order to protect its products and its customers, on November 13, 2007 EFI filed a declaratory judgment action (“DJ”) in the U.S. District Court for the Central District of California seeking to invalidate the patent asserted in the Texas action, as well as an additional patent that Screentone identified in previous correspondence. At about the same time, other defendants from the Texas actions filed DJ actions in Washington and Delaware. A federal multidistrict litigation panel consolidated all cases with EFI’s case in the U.S. District Court for the Central District of California, where the consolidated cases were proceeding.

On March 5, 2009, EFI reached a settlement with Screentone and, on March 19, 2009, the District Court for the Central District of California dismissed EFI and Acacia’s claims, defenses and counterclaims against one another. The terms of the settlement between the parties are confidential and the amount has been paid to Screentone in full.

Item 1A:	Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part 1, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A, Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

There were 2.8 million shares repurchased under the 2009 stock buyback program for the three months ended March 31, 2009. These shares were acquired under the ASR agreement with UBS as explained in Note 11 of our Notes to Condensed Consolidated Financial Statements. The following is a summary of stock repurchases for the quarter ended March 31, 2009 (in thousands except for per share amounts):

Issuer Purchases of Equity Securities

Total	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2009	6	$10.00	—	$33,208
February 2009	17	$8.78	—	$100,000
March 2009	2,757	$10.90	2,755	$70,000

Totals	2,780	$10.89	2,755

(1)	In February 2009, the $33.2 million remaining for repurchase under the 2007 board authorization was canceled by the Board of Directors and replaced with a new authorization to purchase an additional $100.0 million of outstanding common stock. Our buyback program is limited by SEC regulations and compliance with the Company’s insider trading policy.

(2)	Includes approximately 24 thousand shares purchased from employees to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock awards and stock units in addition to the 2.8 million shares repurchased pursuant to our stock repurchase program.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	By-laws as amended (2)

3.3	Certificate of Amendment of By-laws (3)

3.4	Certificate of Amendment of By-Laws (4)

10.1†	Master Confirmation dated February 18, 2009 between Electronics For Imaging, Inc. and UBS, AG, London Branch

10.2†	Supplemental Confirmation dated February 18, 2009 between Electronics For Imaging, Inc. and UBS, AG, London Branch

12.1	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (33-50966) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2007 (File No. 000-18805) and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: May 11, 2009	/s/ Guy Gecht
Guy Gecht Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	/s/ John Ritchie
John Ritchie Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	By-laws as amended (2)

3.3	Certificate of Amendment of By-laws (3)

3.4	Certificate of Amendment of By-Laws (4)

10.1†	Master Confirmation dated February 18, 2009 between Electronics For Imaging, Inc. and UBS, AG, London Branch

10.2†	Supplemental Confirmation dated February 18, 2009 between Electronics For Imaging, Inc. and UBS, AG, London Branch

12.1	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (33-50966) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2007 (File No. 000-18805) and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 (File No. 000-18805) and incorporated herein by reference.