Form 10-Q
period 2009-06-30
ELECTRONICS FOR IMAGING INC
filed 2009-08-10
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares of Common Stock outstanding as of July 28, 2009 was 49,228,534.

Electronics For Imaging, Inc.

Exhibit 3.1
Exhibit 3.2
Exhibit 3.3
Exhibit 3.4
Exhibit 10.1
Exhibit 10.2
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$135,913	$132,152
Short-term investments, available for sale	142,972	57,199
Accounts receivable, net of allowances of $8.1 million and $8.5 million, respectively	69,507	97,286
Inventories	42,891	48,785
Assets held for sale	—	55,367
Other current assets	15,541	20,013

Total current assets	406,824	410,802
Property and equipment, net	31,886	35,225
Restricted investments	56,850	56,850
Goodwill	123,146	122,581
Intangible assets, net	60,526	72,992
Deferred tax assets	55,143	51,013
Other assets	2,855	2,485

Total assets	$737,230	$751,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,970	$44,634
Accrued and other liabilities	34,956	44,958
Deferred revenue	21,392	25,428
Income taxes payable	19,263	1,952

Total current liabilities	104,581	116,972
Non-current income taxes payable	36,043	33,758

Total liabilities	140,624	150,730

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 71,392 and 70,738 shares issued, respectively	714	708
Additional paid-in capital	656,067	644,482
Treasury stock, at cost, 22,164 and 19,381 shares, respectively	(414,413)	(384,129)
Accumulated other comprehensive income	2,412	1,676
Retained earnings	351,826	338,481

Total stockholders’ equity	596,606	601,218

Total liabilities and stockholders’ equity	$737,230	$751,948

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Revenue	$90,110	$143,846	$186,255	$280,450
Cost of revenue (1)	43,339	61,873	86,556	121,245

Gross Profit	46,771	81,973	99,699	159,205
Operating expenses:
Research and development (1)	27,799	35,794	57,108	72,375
Sales and marketing (1)	25,706	31,667	49,893	60,401
General and administrative (1)	7,855	13,671	16,890	27,024
Restructuring and other (Note 10)	3,532	(463)	9,960	5,214
Amortization of identified intangibles	5,482	7,196	12,423	14,391

Total operating expenses	70,374	87,865	146,274	179,405

Loss from operations	(23,603)	(5,892)	(46,575)	(20,200)

Interest and other income, net:
Interest and other income, net	2,000	5,566	1,523	12,037
Gain on sale of building and land	628	—	79,991	—

Total interest and other income, net	2,628	5,566	81,514	12,037

Income (loss) before income taxes	(20,975)	(326)	34,939	(8,163)
Benefit from (provision for) income taxes	7,666	213	(21,534)	2,877

Net income (loss)	$(13,309)	$(113)	$13,405	$(5,286)

Net income (loss) per basic common share	$(0.27)	$(0.00)	$0.27	$(0.10)

Net income (loss) per diluted common share	$(0.27)	$(0.00)	$0.26	$(0.10)

Shares used in basic per-share calculation	49,111	52,805	50,284	53,294

Shares used in diluted per-share calculation	48,996	52,805	50,712	53,294

(1) Includes stock-based compensation expense as follows:

	2009	2008	2009	2008
Cost of revenue	$303	$517	$554	$1,463
Research and development	1,632	3,427	2,947	7,406
Sales and marketing	1,502	1,534	2,193	3,410
General and administrative	1,503	3,138	2,746	6,250

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$13,405	$(5,286)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	17,963	20,435
Deferred taxes	(3,924)	(23,957)
Provision for allowance for bad debts and sales-related allowances	966	4,267
Tax expense from employee stock plans	—	(2,878)
Excess tax benefit from stock-based compensation	—	(32)
Gain on sale of building and land	(79,991)	—
Stock-based compensation	8,440	18,529
Asset impairment	2,334	—
Other non-cash adjustments	985	(2,193)
Changes in operating assets and liabilities	24,338	16,729

Net cash provided by (used for) operating activities	(15,484)	25,614

Cash flows from investing activities:
Purchases of short-term investments	(111,652)	(125,531)
Proceeds from sales and maturities of short-term investments	27,049	319,673
Purchases, net of proceeds from sales, of property and equipment	(3,463)	(7,512)
Proceeds from sale of building and land, net of direct transaction costs	135,812	—
Purchases of other investments	(1,319)	(2,451)

Net cash provided by investing activities	46,427	184,179

Cash flows from financing activities:
Repayment of short-term obligations	—	(240,000)
Proceeds from issuance of common stock	3,151	5,103
Purchases of treasury stock and net settlement of restricted stock	(30,284)	(42,458)
Excess tax benefit from stock-based compensation	—	32

Net cash used for financing activities	(27,133)	(277,323)

Effect of foreign exchange rate changes on cash and cash equivalents	(49)	(4)

Increase (decrease) in cash and cash equivalents	3,761	(67,534)
Cash and cash equivalents at beginning of year	132,152	165,636

Cash and cash equivalents at end of quarter	$135,913	$98,102

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Condensed Financial Statements) include the accounts of Electronics For Imaging, Inc. and its subsidiaries (“EFI” or “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

These unaudited Interim Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended. These Interim Condensed Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2008, as amended, included in our Annual Report on Form 10-K (the “2008 Form 10-K”). In the opinion of management, these unaudited Interim Condensed Financial Statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year.

Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, effective January 1, 2008. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 157-2 , Effective Date of FASB Statement No. 157, we adopted SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) effective January 1, 2009. The adoption of SFAS 157 did not have a material impact on our financial condition or results of operations.

In April 2009, the FASB issued three related staff positions. FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidance on determining fair value when there is no active market or when the price inputs being used represent distressed sales and expands required disclosures of major security types. FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about the fair value of financial instruments for which it is practicable to estimate fair value, whether recognized or not recognized in our financial statements, for interim reporting as well as annual reporting. The FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. FSP No. FAS 115-2 and FAS 124-2 (“FSP No. 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments, provides operational guidance for determining other-than-temporary impairments for debt securities and expands interim disclosure requirements. Other than temporary impairments on debt securities must be allocated between credit and non-credit components with the non-credit portion recognized as a component of other comprehensive income and the credit portion included in net income (loss). A cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income is required in the period of adoption for other than temporary impairments of debt securities recognized in prior periods, which are still held as investments at the date of adoption. These FSPs are effective for interim and annual periods ending after June 15, 2009 and were adopted beginning in the second quarter of 2009. As a result of our adoption of FSP No. 115-2, we recorded a cumulative effect adjustment of $0.1 million to retained earnings.

In December 2007, SFAS No. 141 (revised 2007) Business Combinations (“SFAS No. 141R”), which replaced SFAS No. 141 Business Combinations (“SFAS No. 141”), retained the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations. However, SFAS No. 141R provides for the following changes from SFAS No. 141: an acquirer will record 100% of assets and liabilities of the acquired business, including goodwill, at fair value, regardless of the level of interest acquired; certain contingent assets and liabilities will be recognized at fair value at the acquisition date; contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings upon settlement; acquisition-related transaction and restructuring costs will be expensed as incurred; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and when making adjustments to finalize preliminary accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R will impact our consolidated financial statements in the event a business combination occurs. The nature and magnitude of the specific effects will likely depend upon the nature, terms, and size of acquisitions consummated after the effective date.

In April 2008, FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 applies to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 142-3 will have an impact on our consolidated financial statements in the event that we acquire intangible assets in either a business combination or asset acquisition. The nature and magnitude of the specific effects will likely depend upon the nature, terms, and size of business combinations or acquisitions consummated after the effective date.

2. Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock options, employee stock purchases under the employee stock purchase plan, as amended (“ESPP”), and restricted stock under SFAS 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Stock-based compensation expense by type of award	2009	2008	2009	2008
Stock options	$505	$1,459	$1,166	$3,413
Non-vested restricted stock	3,097	6,050	4,730	12,893
Employee stock purchase plan	1,338	1,107	2,544	2,223

Total stock-based compensation	4,940	8,616	8,440	18,529
Tax effect on stock-based compensation	(802)	(2,207)	(982)	(4,796)

Net effect on net income (loss)	$4,138	$6,409	$7,458	$13,733

Valuation Assumptions

Our determination of fair value of share-based payment awards on the date of grant using the Black-Scholes-Merton (“Black Scholes”) option-pricing model is affected by various assumptions including volatility, expected term, and interest rates. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term is based upon management’s consideration of the historical life of the options, the vesting period of the options granted, and the contractual period of the options granted. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

The estimated per share weighted average fair value of options granted and ESPP shares issued and the assumptions used to estimate fair value are shown below for the periods indicated:

	Stock Options
	Three months ended June 30,		Six months ended June 30,
Black Scholes assumptions and fair value	2009	2008	2009	2008
Weighted average fair value per share	$3.76	$5.40	$3.54	$5.50
Expected volatility	44.4%	40.7%	43.5%	40.6%
Risk-free interest rate	1.7%	2.9%	1.6%	2.7%
Expected term (in years)	4.12	4.03	4.12	4.03

Employee Stock Purchase Plan
	Three months ended June 30,		Six months ended June 30,
Black Scholes assumptions and fair value	2009	2008	2009	2008
Expected volatility	51%-66%	43%-74%	51%-66%	43%-74%
Risk-free interest rate	0.4%-0.9%	2.1%-2.2%	0.4%-0.9%	2.1%-2.2%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2009 and activity for the six months ended June 30, 2009 (in thousands except for weighted average exercise price and contractual term):

	Six months ended June 30, 2009
	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2009	6,061	$22.73
Options granted	244	9.82
Options forfeited and expired	(1,020)	29.74

Options granted, net of forfeited and expired	(776)
Options exercised	—	—

Options outstanding at June 30, 2009	5,285	$20.78	3.14	$202

Options vested and expected to vest at June 30, 2009	5,157	$20.93	3.07	$168

Options exercisable at June 30, 2009	4,220	$22.02	2.45	$—

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at June 30, 2009.

A summary of the status of our non-vested shares of restricted stock awards and restricted stock units as of June 30, 2009, and changes during the six months ended June 30, 2009, is presented below (shares in thousands):

	Six months ended June 30, 2009
	Restricted stock units		Restricted stock awards
Non-vested shares	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2009	1,866	$18.22	118	$27.21
Restricted stock granted	427	10.36	—	—
Restricted stock vested	(209)	18.58	(6)	27.89
Restricted stock forfeited	(111)	20.44	—	—

Non-vested at June 30, 2009	1,973	$16.39	112	$27.18

The total fair value of restricted stock vested was $2.0 million for the six months ended June 30, 2009. The aggregate intrinsic value at June 30, 2009 for the restricted stock units expected to vest was $17.3 million and the remaining weighted average vesting period was 1.2 years. Aggregate intrinsic value for restricted stock units expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of restricted stock units expected to vest at June 30, 2009.

Restricted stock units granted during the six months ended June 30, 2009 include 83,000 market-based awards. These restricted stock units vest when the average closing stock price exceeds defined multiples of the June 18, 2009 closing stock price for 20 consecutive trading days. If these multiples are not achieved by June 18, 2016, the restricted stock units are forfeited. The total fair value is estimated to be $0.8 million, which is being amortized over the average derived service period of 4.35 years. The average derived service period and total fair value was determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and an implied volatility of 50%.

On June 19, 2009, our stockholders approved the Amended and Restated 2000 Employee Stock Purchase Plan that increased the number of shares authorized for issuance pursuant to such plan by 3,000,000 shares. The share increase was intended to ensure that we continue to have a sufficient reserve of common stock available under the ESPP to provide our eligible employees with the opportunity to acquire our common stock through participation in a payroll-deduction based ESPP designed to operate in compliance with Section 423 of the Internal Revenue Code.

Our stockholders also approved the 2009 Equity Incentive Award Plan (“2009 Plan”) and the reservation of an aggregate of 5,000,000 shares of our common stock for issuance pursuant to such plan. No additional grants will be made under our 2007 Equity Incentive Award Plan (the “Prior Plan”). The 2009 Plan replaces the Prior Plan and will be used to help attract, retain and motivate employees, consultants, and directors.

3. Comprehensive Income

Comprehensive income, which includes net income, market valuation adjustments on available for sale investments, and currency translation adjustments, consists of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(13,309)	$(113)	$13,405	$(5,286)
Change in market valuation of investments, net of tax	540	(3,034)	825	(1,447)
Change in currency translation adjustments	636	(27)	(89)	774

Comprehensive income (loss)	$(12,133)	$(3,174)	$14,141	$(5,959)

The activity in other comprehensive income and related tax effects are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net unrealized investment (losses)/gains:
Unrealized gains (losses), net of tax benefit (provision) of ($0.4) and ($0.6) million for the three and six months ended June 30, 2009 and $0.5 and ($1.1) million for the three and six months ended June 30, 2008	$539	$(749)	$847	$1,683
Reclassification adjustment for gains (losses) included in net income (loss), net of no tax benefit for the three and six months ended June 30, 2009 and $1.5 and $2.1 million for the three and six months ended June 30, 2008	1	(2,285)	(22)	(3,130)

Net unrealized investment gains (losses)	540	(3,034)	825	(1,447)
Currency translation adjustments	636	(27)	(89)	774

Other comprehensive income (loss)	$1,176	$(3,061)	$736	$(673)

As a result of our adoption of FSP No. 115-2, unrealized gains (losses), net of tax benefit, include a cumulative effect adjustment of $0.1 million, charged to retained earnings.

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2009	December 31, 2008
Net unrealized investment gains (losses)	$437	$(388)
Currency translation gains	1,975	2,064

Accumulated other comprehensive income	$2,412	$1,676

4. Investments and Fair Value Measurements

Debt and marketable equity securities are classified as available-for-sale and are carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses (other than the credit portion of any other than temporary impairment, which is included in net income (loss)) included in accumulated other comprehensive income, net of tax. We review investments in debt and equity securities for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that the investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that the gross unrealized losses on short-term investments at June 30, 2009 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses (which may not be until maturity). Evidence that we will recover our investments outweighs evidence to the contrary.

We adopted FSP No. FAS 157-4 in the second quarter of 2009, which expands and increases the frequency of existing disclosures about other-than temporary impairments for debt and equity securities to require a more detailed, risk-oriented breakdown of major security types and related information and requires that certain disclosures previously only required to be made annually, be made for interim periods.

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2009
U.S. Government securities and sponsored entities	$40,378	$106	$(1)	$40,483
Foreign Government securities	1,995	1	—	1,996
Corporate debt securities	80,018	665	(320)	80,363
Municipal securities	1,073	27	—	1,100
Mortgage-backed securities — residential	17,524	303	(48)	17,779
Money market funds (1)	1,251	—	—	1,251

Total short-term investments	$142,239	$1,102	$(369)	$142,972

December 31, 2008
U.S. Government securities and sponsored entities	$4,200	$37	$(1)	$4,236
Corporate debt securities	36,871	33	(961)	35,943
Municipal securities	3,624	38	—	3,662
Mortgage-backed securities — residential	10,253	205	—	10,458
Money market funds(1)	2,900	—	—	2,900

Total short-term investments	$57,848	$313	$(962)	$57,199

(1)

Money market funds of $1.3 million, net of reserves, represent funds in The Reserve Primary Fund (“Fund”) reclassified from cash and cash equivalents as the Fund has adopted a plan of liquidation. As a result, the Fund’s shares are not currently tradable at June 30, 2009. Our interest in the Fund was $14.8 million prior to their adoption of the liquidation plan. As of June 30, 2009, we have received $13.3 million in partial liquidation of our interest in the Fund, which has been invested in alternative money market funds, all of which are highly liquid and currently tradable at $1.00 Net Asset Value.

The following is a summary of the amortized cost and estimated fair value of investments at June 30, 2009 by maturity date (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$79,397	$79,643
Mature in one to three years	62,842	63,329

Total short-term investments	$142,239	$142,972

For the three months ended June 30, 2009 and 2008, net realized gains of $0.1 and $3.1 million, respectively, were recognized in net realized gains on the sale of investments. For the six months ended June 30, 2009 and 2008, net realized gains of $0.1 and $4.0 million, respectively, were recognized in realized gains on the sale of investments. As of June 30, 2009 and December 31, 2008, net unrealized gains of $0.7 and net unrealized losses of $0.6 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets.

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

Level 2: Inputs that are other than quoted prices included within Level 1, that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date for the duration of the instrument’s anticipated life or by comparison to similar instruments; and

Level 3: Inputs that are unobservable or inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These include management’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.

At June 30, 2009, our investments have been presented in accordance with the fair value hierarchy specified in SFAS No. 157 as follows (in thousands):

		Fair Value Measurements at Reporting Date using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs Level 3
U.S. Government securities and sponsored entities	$40,483	$—	$40,483	$—
Foreign Government securities	1,996	—	1,996	—
Corporate debt securities	84,661	—	84,551	110
Municipal securities	1,100	—	1,100	—
Mortgage-backed securities — residential	17,779	—	17,779	—
Money market funds	101,424	100,173	—	1,251

	$247,443	$100,173	$145,909	$1,361

Included in money market funds is $100.2 million and included in corporate debt securities is $4.2 million, which have been classified as cash equivalents.

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

At June 30, 2009, one corporate debt instrument and one money market fund have been classified as Level 3 due to their significantly low level of trading activity. The portion of money market funds, which has been classified as Level 3, consists of funds placed in the Fund of $1.3 million.

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 (in thousands):

	Level 3
	Corporate Debt Securities	Money Market Funds
Balance at December 31, 2008	$199	$2,900
Included in interest and other income, net	(73)	—
Included in other comprehensive income	(5)	—
Purchases, sales, and maturities	(11)	(1,649)

Balance at June 30, 2009	$110	$1,251

Investments that we currently own could suffer declines in fair value and become other-than-temporarily impaired. We continuously assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost basis, the seniority and durations of the securities, adverse conditions related to a security, industry, or sector, historical and projected issuer financial performance, credit ratings, issuer specific news, and other available relevant information. Based on the above analysis, we identified one security that was other than temporarily impaired at December 31, 2008. As a result of our adoption of FSP No. 115-2, we recorded a cumulative effect adjustment of $0.1 million, to reduce the cost of the previously identified security and retained earnings. There were no further other than temporary impairments or credit related impairments for the quarter ended June 30, 2009.

In determining whether a credit loss existed, we use our best estimate of the present value of cash flows expected to be collected from the debt security. For asset-backed and mortgage-backed securities, cash flow estimates including prepayment assumptions were based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities.

The following table presents the change in other-than-temporary credit-related impairment charges, for which a portion of the other-than-temporary impairment is related to other factors, which was recognized in other comprehensive income (in thousands):

Credit related impairments on investments as of March 31, 2009	$—
Credit related impairments not previously recognized	60
Credit related impairments for the quarter ended June 30, 2009	—

Credit related impairments on investments at June 30, 2009	$60

5. Earnings Per Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding non-vested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from non-vested shares of restricted stock using the treasury stock method, from shares to be purchased under the ESPP, from estimated contingent shares of common stock having a dilutive effect under our accelerated stock repurchase agreement (“ASR”) using the reverse treasury stock method, and from the conversion of our 1.50% Convertible Senior Debentures (the “Debentures”) prior to redemption on June 2, 2008. In computing the dilutive effect of the Debentures, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with the Debentures. Any potential shares that are anti-dilutive as defined in SFAS No. 128, Earnings per Share, are excluded from the effect of dilutive securities.

Under the ASR, we could receive a net share settlement equal to the difference between the minimum number of shares previously delivered and the number of shares reflecting the Volume Weighted Average Price, as defined in the ASR agreement. Our diluted earnings per share reflect an estimated contingent 115 thousand shares.

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 (in thousands, except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic net income (loss) per share:
Net income (loss) available to common shareholders	$(13,309)	$(113)	$13,405	$(5,286)

Weighted average common shares outstanding	49,111	52,805	50,284	53,294
Basic net income (loss) per share	$(0.27)	$(0.00)	$0.27	$(0.10)

Dilutive net income (loss) per share:
Net income (loss) available to common shareholders	$(13,309)	$(113)	$13,405	$(5,286)

Weighted average common shares outstanding	49,111	52,805	50,284	53,294
Dilutive stock options, restricted stock, and estimated contingent ASR shares	(115)	—	428	—

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	48,996	52,805	50,712	53,294

Dilutive net income (loss) per share	$(0.27)	$(0.00)	$0.26	$(0.10)

The following table sets forth potential shares of common stock that are not included in the diluted net (loss) income per share calculation above because to do so would be anti-dilutive for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted stock options, restricted stock, and ESPP shares	5,943	7,751	6,115	8,569
Estimated contingent ASR shares	—	—	(61)	—
Convertible debt	—	6,258	—	7,671

Total potential shares of common stock excluded from the computation of diluted earnings per share	5,943	14,009	6,054	16,240

Effective for interim and annual periods beginning after December 15, 2008, FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, requires use of the two-class method to calculate earnings per share when non-vested restricted stock awards are eligible to receive dividends (i.e., participating securities), even if we do not intend to declare dividends. Although our non-vested restricted stock awards are eligible to receive dividends, they are not material as compared with total weighted average diluted shares outstanding. Consequently, the impact on our earnings per share presentation in applying the two-class method is immaterial.

6. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2009	December 31 2008
Inventories, net of allowances:
Raw materials	$28,253	$28,769
Work in process	3,681	2,901
Finished goods	10,957	17,115

	$42,891	$48,785

Product warranty reserves

Product warranty reserve activities for the six months ended June 30, 2009 and 2008 (in thousands):

	2009	2008
Balance at January 1	$6,791	$7,918
Charged to expense	3,486	1,209
Utilized	(3,765)	(2,586)

Balance at June 30	$6,512	$6,541

7. Income taxes

For the second quarter of 2009, we recorded a tax benefit of $7.7 million compared to a tax benefit of $0.2 million for the same period in 2008. The tax benefit for the second quarter of 2009 included tax benefits of $1.3 million related to restructuring and severance costs and $0.1 million related to asset impairment charges. The second quarter 2009 tax benefit also included tax charges of $0.3 million related to the gain on sale of building and land and $0.3 million related to SFAS No. 123(R) tax shortfalls. The tax benefit for the second quarter of 2008 included a tax benefit of $0.3 million related to a reduction in tax reserves, established in prior years on income from foreign operations, since such reserves were no longer required. The second quarter 2008 tax benefit also included a tax benefit of $0.1 million related to tax deductions resulting from ESPP dispositions offset by a tax charge of $0.1 million related to potential interest related to future tax assessments. Without the discrete charges and benefits described above, the increase in our second quarter’s tax benefit in 2009 compared to the 2008 tax provision of $0.1 million, is due primarily to the increased loss before income taxes.

For the six months ended June 30, 2009, we recorded a tax provision of $21.5 million compared to a tax benefit of $2.9 million for the same period in 2008. For the first two quarters of 2009, the tax provision included tax charges of $32.3 million related to the gain on sale of building and land, $3.2 million related to SFAS No. 123(R) tax shortfalls and $0.2 million related to potential interest related to future tax assessments. The tax provision for the first two quarters of 2009 also included tax credits of $2.7 million related to restructuring and severance costs, $1.3 million related to asset impairment charges and $0.3 million related to our reassessment of interest payments related to the 2002-2004 IRS audit. For the first two quarters of 2008, the tax benefit included both a tax credit of $2.3 million related to severance payments and a tax credit of $0.3 million related to a reduction in tax reserves, established in prior years on income from foreign operations, since such reserves were no longer required. The tax benefit for the first two quarters of 2008 also included a tax charge of $0.2 million in potential interest related to future tax assessments. The increase in our second quarter’s tax benefit in 2009 compared to 2008, without the discrete charges and benefits described above, is due primarily to the increased loss before income taxes.

Primary differences in 2009 and 2008 between our recorded tax provision rate and the U.S. statutory rate of 35% for both periods include tax benefits associated with credits for research and development costs for 2009, lower taxes on permanently invested foreign earnings in 2008, and the tax effects of charges related to stock-based compensation recorded pursuant to SFAS No. 123(R), which are non-deductible for tax purposes.

As of June 30, 2009 and December 31, 2008, the total amount of unrecognized benefits was $36.0 million and $33.8 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2009 and December 31, 2008, we have accrued $2.3 million and $2.6 million, respectively, for potential payments of interest and penalties.

As of June 30, 2009, we were subject to examination by both the U.S. federal and state tax jurisdictions for the 2004-2008 tax years and The Netherlands for the 2006-2008 tax years.

8. Commitments and Contingencies

Legal Proceedings

We may be involved, from time to time, in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, securities law, intellectual property, employment matters and other claims or litigation matters relating to various claims that arise in the normal course of our business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss on the pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. Taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay for the cases discussed. However, our estimates could be incorrect, and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.

As of June 30, 2009, the end of the quarterly period covered by this report, we are subject to the various claims, lawsuits, investigations or proceedings discussed below, as well as certain other legal proceedings that have arisen in the ordinary course of business.

Leggett & Platt, Inc. and L&P Property Management Company:

On November 6, 2007, EFI filed a complaint against Leggett & Platt, Inc. and its patent holding subsidiary, L&P Property Management Company (“L&P”) in the U.S. District Court for the Eastern District of Missouri for declaratory and injunctive relief challenging the validity and enforceability of U.S. Patent No. 7,290,874 (the “‘874 patent”) issued to L&P. The ‘874 patent is a continuation of U.S. Patent No. 6,755,518 (the “‘518 patent”), which L&P previously asserted against EFI in a prior court action. The court ultimately invalidated the ‘518 patent in the prior court action on multiple grounds. In the present action, EFI filed a motion for summary judgment that the ‘874 patent is invalid for reasons similar to the ‘518 patent. After EFI filed its summary judgment motion, L&P was issued US Patent No. 7,520,602 (the “‘602 patent”) and filed an amended complaint asserting it against EFI. In response, EFI has also challenged the validity and enforceability of the ‘602 patent. On July 14, 2009, the court granted EFI’s motion for summary judgment, and held that all of the claims in L&P’s ‘874 patent are invalid. The proceedings remain pending as to the ‘602 patent, however. While EFI firmly believes that its products do not infringe the ‘602 patent, and that the ‘602 patent should be invalidated for reasons similar to the ‘518 and ‘874 patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

Acacia | Screentone Patent Litigation:

On August 8, 2007, Screentone Systems Corporation (“Screentone”), a subsidiary of Acacia Technologies Group, initiated litigation against several defendants, including Konica Minolta Printing Solutions, Canon USA and Ricoh Americas, for infringement of a patent related to apparatus and methods of digital half-toning in the U.S. District Court for the Eastern District of Texas. Konica Minolta, Canon and Ricoh are EFI customers. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. At least one defendant requested indemnification for any EFI products that allegedly infringe these patents.

On March 5, 2009, EFI reached a settlement with Screentone and, on March 19, 2009, the District Court for the Central District of California dismissed EFI and Acacia’s claims, defenses and counterclaims against one another. The terms of the settlement between the parties are confidential and the settlement amount has been paid to Screentone in full.

9. Segment Information and Geographic Data

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), requires segment information to be presented based on internal reporting used by the chief operating decision maker to allocate resources and evaluate segment performance. Our enterprise management processes have become further refined to use financial information that is closely aligned with our three product categories at the gross profit level. Relevant discrete financial information is prepared at the gross profit level for each of our three operating segments that is used by the chief operating decision making group to allocate resources and assess the performance of each segment.

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

Inkjet, which consist of (i) our VUTEk super-wide format digital inkjet printers and inks that are used by billboard graphics printers, commercial photo labs, large sign shops, graphic screen printers and digital graphics providers to print billboards, building wraps, banners, art exhibits, point of purchase signage and other large displays, (ii) our early stage Jetrion industrial inkjet digital printing systems, custom high-performance integration solutions and specialty inks for the converting, packaging, and direct mail industries, and (iii) our early stage Rastek hybrid and flatbed UV wide format graphics printers for the mid-range market sector.

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

Our chief operating decision making group evaluates the performance of its operating segments based on net sales and gross profit. Gross profit for each segment includes revenues from sales to third parties and the related cost of revenue attributable to the segment. Cost of revenue for each segment excludes certain expenses managed outside the operating segments consisting primarily of stock-based compensation expense. Operating income is not reported by operating segment because operating expenses include significant shared expenses and other costs that are managed outside of the operating segments. Such operating expenses include various corporate expenses such as stock-based compensation expense, corporate sales and marketing expenses, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. Segment assets exclude corporate assets, such as cash, short-term and long-term investments, corporate facilities, and miscellaneous corporate infrastructure. Capital asset purchases for long-lived assets are not reported to management by segment.

Summary information by operating segment for the three and six months ended June 30, 2009 and 2008, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Fiery
Revenue	$40,210	$72,193	$89,315	$140,511
Gross profit	26,704	48,179	60,358	94,019
Gross profit percentages	66.4%	66.7%	67.6%	66.9%
Inkjet
Revenue	$36,461	$57,995	$68,561	$111,380
Gross profit	10,948	25,228	20,295	48,009
Gross profit percentages	30.0%	43.5%	29.6%	43.1%
Professional printing applications
Revenue	$13,439	$13,658	$28,379	$28,559
Gross profit	9,422	9,083	19,600	18,640
Gross profit percentages	70.1%	66.5%	69.1%	65.3%

A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment gross profit	$47,074	$82,490	$100,253	$160,668
Stock-based compensation expense	(303)	(517)	(554)	(1,463)

Gross profit	$46,771	$81,973	$99,699	$159,205

Information about Geographic Areas

We report revenues by geographic area based on ship-to destinations. Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as accurate data is difficult to obtain.

The following is a breakdown of revenues by sales origin for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Americas	$52,702	$71,921	$109,165	$143,556
Europe, Middle East and Africa	27,257	54,172	55,224	102,583
Japan	6,326	12,646	16,018	24,469
Other International Locations	3,825	5,107	5,848	9,842

Total Revenue	$90,110	$143,846	$186,255	$280,450

10. Restructuring and Other

We recorded restructuring and other charges of $3.5 million and $10.0 million for the three and six months ended June 30, 2009, respectively, and $(0.5) million and $5.2 million for the three and six months ended June 30, 2008, respectively, primarily consisting of restructuring, severance, asset impairment, and charges to downsize our facilities. Restructuring and severance charges of $2.7 million and $6.3 million related to head count reductions of 92 and 189 for the three and six months ended June 30, 2009, respectively, and $(0.5) million and $5.0 million for the three and six months ended June 30, 2008, respectively, related to a head count reduction of 100 during the quarter ended March 31, 2008. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Asset impairment for the three and six months ended June 30, 2009 of $0.3 million and $3.2 million, respectively, consisted primarily of project abandonment costs relating to equipment charges in the Inkjet Products operating segment. Restructuring and other charges includes charges to downsize two facilities during the second quarter of 2009.

During the first and second quarters of 2009, we announced restructuring plans to better align our costs with revenue levels due to the current economic environment. This reduction is one of many cost-reduction actions that we are taking to lower our quarterly operating expense run rate. The restructuring plan is accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 157, Fair Value Measurements, which became effective with respect to restructuring-related liabilities initially in the first quarter of 2009.

Restructuring and other reserve activities for the six months ended June 30, 2009 and 2008 are summarized as follows (in thousands):

	Six months ended June 30,
	2009	2008
Reserve balance at January 1	$3,847	$—
Restructuring charges	5,927	4,772
Other charges	4,033	442
Non-cash asset impairment	(2,334)	—
Cash payments	(7,016)	(4,489)

Reserve balance at June 30	$4,457	$725

11. Common Stock Repurchase Programs

On February 5, 2009, our Board of Directors approved a $100 million share repurchase program, including a $30 million accelerated share repurchase (“ASR”), by utilizing a portion of proceeds from the January 2009 sale of building and land. The purpose of the ASR is to combine the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of a disciplined daily open market stock repurchase program. Approximately $70 million remains available under the $100 million share repurchase program to repurchase shares at June 30, 2009. The February 2009 authorization replaced the previously approved share repurchase program. Our buyback program is limited by SEC regulations and by compliance with our insider trading policy.

On February 18, 2009, we entered into an agreement with UBS AG, London branch, (“UBS”) to repurchase $30 million of our common stock under the ASR program. On March 27, 2009, 2.8 million shares were delivered by UBS representing the minimum number of shares to be delivered under the ASR agreement. Under certain circumstances, additional shares could be delivered by UBS under the forward contract element of the ASR agreement in the third quarter of 2009, with the final completion date subject to the discretion of UBS.

We could receive a net share settlement equal to the difference between the minimum number of shares previously delivered and the number of shares reflecting the Volume Weighted Average Price, as defined in the ASR agreement. We are not obligated to issue any shares or transfer any assets beyond the $30 million payment made in the first quarter of 2009. Our diluted earnings per share reflect an estimated contingent 115 thousand shares. All shares received from the ASR will be recognized as additional treasury stock thereby reducing shares outstanding.

For the three and six months ended June 30, 2009 employees surrendered 2,702 and 26,856 shares, respectively, to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock units. These repurchased shares are recorded as treasury stock and are accounted for under the cost method. None of the shares of common stock that we have repurchased have been cancelled.

12. Sale of Building and Land

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.3 million to Gilead Sciences, Inc. (“Gilead”). The property sold included an approximately 163,000 square foot building at 301 Velocity Way as well as approximately 30 acres of land. All conditions precedent to the receipt of the funds held in escrow were resolved during the second quarter of 2009, resulting in a final payment from escrow of $0.7 million. Direct transaction costs consist primarily of broker commissions, documentary transfer and title costs, legal fees, and other expenses. The cost of the land, building, and improvements accounted for as Assets Held for Sale at December 31, 2008 were included in the determination of the gain on sale of building and land for the six months ended June 30, 2009 as follows (in millions):

Sales proceeds	$137.3
Assets held for sale at December 31, 2008	55.4
Direct transaction costs	1.9

Gain on sale of building and land	$80.0

13. Subsequent Event

On June 19, 2009, our stockholders approved a fair value stock option exchange program to allow employees, other than our named executive officers and members of our board of directors, the opportunity to exchange all or a portion of their eligible outstanding stock options for the same number of new options or restricted stock units (“RSUs”) based on exchange ratios intended to result in the aggregate fair value of the newly issued options or RSUs in the option exchange being equal to or less than the aggregate fair value of the stock options that are surrendered. Stock options that are “underwater” ( i.e. , those options with a per share exercise price that is greater than the per share closing price of our common stock as quoted on the NASDAQ Global Select Market as of the trading day immediately preceding the date the option exchange commences), excluding options granted within six months or options expiring within six months, will be eligible for the option exchange. The stock options surrendered in the exchange will be cancelled and will not be eligible to be reissued.

As a result of the fair value exchange, there may be an acceleration of stock-based compensation expense and incremental stock-based compensation expense primarily in the quarter during which the fair value exchange is completed.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. We have evaluated subsequent events through the date and time these interim condensed consolidated financial statements were issued on August 7, 2009.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”). The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended (the “2008 Form 10-K”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law.

Business Overview

We are the world leader in color digital print controllers, super-wide format printers and inks and print management solutions. Our award-winning solutions, integrated from creation to print, deliver increased performance, cost savings and productivity. Our robust product portfolio includes Fiery digital color print servers; Inkjet Products including VUTEk super-wide digital inkjet printers, Jetrion industrial inkjet printing systems, Rastek wide format digital inkjet printers, and inks for each of these product lines; and Advanced Professional Print Software consisting of print production workflow and management information software, and corporate printing solutions. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services and produce accurate digital output.

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

Results of Operations

The following table sets forth items in our condensed consolidated statements of operations as a percentage of total revenue for the three and six months ended June 30, 2009 and 2008. These operating results are not necessarily indicative of our results for any future period.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	100%	100%	100%	100%
Gross Profit	52	57	54	57
Operating expenses:
Research and development	31	25	31	26
Sales and marketing	29	22	27	22
General and administrative	8	9	9	9
Restructuring and other	4	—	5	2
Amortization of identified intangibles	6	5	7	5

Total operating expenses	78	61	79	64

Income (loss) from operations	(26)	(4)	(25)	(7)
Interest and other income, net	2	4	1	4
Gain on sale of building and land	1	—	43	—

Income (loss) before income taxes	(23)	—	19	(3)
Benefit from (provision for) income taxes	8	—	(12)	1

Net income (loss)	(15)%	—%	7%	(2)%

For the three months ended June 30, 2009 pretax net loss of $21.0 million includes $18.7 million of U.S. pretax net loss. The pretax net loss attributable to U.S. operations was impacted by the amortization of identified intangibles of $5.5 million, stock-based compensation expense of $4.9 million, and restructuring and other costs of $3.5 million.

For the six months ended June 30, 2009, pretax net income of $34.9 million includes $40.6 million of U.S. pretax net income. The pretax net income attributable to U.S. operations was impacted by the $80.0 million gain on sale of building and land, offset by the amortization of identified intangibles of $12.4 million, stock-based compensation expense of $8.4 million, and restructuring and other costs of $10.0 million.

Revenue

We currently classify our revenue into three operating segments. The first segment, “Fiery,” includes products, services, and technology, which connect digital copiers with computer networks, and is made up of stand-alone controllers and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This segment includes our Fiery series (external print servers and embedded servers), Splash and MicroPress, color and black and white server products, software options for Fiery products and parts. It also includes server-related revenue comprised of scanning solutions. The second segment, “Inkjet Products,” consists of sales of super-wide and wide format inkjet printers, industrial inkjet printers, inks, and parts and services revenue from the VUTEk, Jetrion, and Rastek businesses. The third segment, “Advanced Professional Print Software,” or APPS, consists of software technology focused on printing workflow, print management information systems (PMIS), proofing, e-commerce and job tracking tools.

On a sequential basis, the revenue performance in the second quarter of 2009 was $6.0 million or 6% lower than first quarter of 2009 results, primarily due to reduced Fiery revenues. Fiery revenue decreased by $8.9 million, or 18%, largely due to decreased sales of embedded products and mid-range servers. Inkjet Products increased by $4.4 million, or 14%, driven by increased sales across all product categories relating to printers and ink. Revenue in the APPS category decreased by $1.5 million, or 10%, mainly due to decreased license and service revenue.

Revenues by Operating Segment

For the three months ended June 30, 2009 and 2008, revenues by operating segment were as follows (in thousands):

	Three months ended June 30,
	2009	Percent of total	2008	Percent of total	Change
					$	%
Fiery	$40,210	45%	$72,193	50%	$(31,983)	(44)%
Inkjet Products	36,461	40%	57,995	40%	(21,534)	(37)%
Advanced Professional Printing Software	13,439	15%	13,658	10%	(219)	(2)%

Total revenue	$90,110	100%	$143,846	100%	$(53,736)	(37)%

Fiery Revenues

Fiery revenues decreased 44% in the second quarter of 2009 compared to the same period in 2008 resulting from declines in all Fiery product categories. The overall decline was caused by reduced demand from our OEM customers throughout the world due to a slowing global economy. The tightening of the global credit markets also indirectly contributed to the decline as it has become relatively more difficult for some customers to obtain equipment financing. We believe that certain of our OEM customers have higher inventory levels than they require, which could impact sales in future quarters.

Inkjet Products Revenues

Inkjet revenues decreased by 37% in the second quarter of 2009 compared to the second quarter of 2008 due to decreased sales of VUTEk super-wide format printers due the release of new products at the very end of the quarter and the tightened credit market. It has become relatively more difficult for customers to obtain financing to purchase our products due to the tightening of global credit markets. This was partially offset by increased demand for our ink products in the second quarter of 2009 compared to the same quarter of 2008. The increase in ink revenue primarily related to UV ink as customers continue to shift from solvent to UV ink.

The decrease in VUTEk revenues was offset by increased industrial inkjet printer revenues. The increase in industrial inkjet printer revenues compared with the same quarter in the prior year was due primarily to the Jetrion 4000 Series printer launch near the end of the second quarter of 2008. We acquired the Rastek wide format printer line during the fourth quarter of 2008, which has also helped to offset the VUTEk decline as compared with the prior year.

Advanced Professional Print Software Revenues (“APPS”)

APPS revenues were comparable to the second quarter of 2008 aided by revenue from the Pace acquisition, which closed during the third quarter of 2008. The APPS operating segment includes our management systems software, including Monarch (formerly Hagen), Pace, PSI, Logic, PrintSmith and PrintFlow; our web-based order entry and order management software, including Digital StoreFront and our PrinterSite Suite; and our proofing software, including ColorProof XF and the resale of products from third party suppliers. In 2008, we reorganized our PMIS product lines after the acquisition of Pace to better leverage our investment in this segment and concentrate our resources on fewer products. As a result, we are no longer selling PSI and Logic to new customers and have reduced our investment in the development of these products. We currently sell PrintSmith to small print-for-pay and small commercial print shops, Pace to medium and large commercial print shops, and Monarch to large commercial, publication, and digital print shops.

For the six months ended June 30, 2009 and 2008, revenues by operating segment were as follows (in thousands):

	Six months ended June 30,
	2009	Percent of total	2008	Percent of total	Change
					$	%
Fiery	$89,315	48%	$140,511	50%	$(51,196)	(36)%
Inkjet Products	68,561	37%	111,380	40%	(42,819)	(38)%
Advanced Professional Printing Software	28,379	15%	28,559	10%	(180)	(1)%

Total revenue	$186,255	100%	$280,450	100%	$(94,195)	(34)%

Fiery Revenues

Fiery revenues decreased by 36% during the six months ended June 30, 2009 compared to the same period in 2008 resulting from declines in all Fiery product categories. These declines were caused by reduced demand from our OEM customers throughout the world due to a slowing global economy. The tightening of the global credit markets also indirectly contributed to the decline as it has become relatively more difficult for some customers to obtain equipment financing. We believe that certain of our OEM customers have higher inventory levels than they require, which could impact sales in future quarters.

Inkjet Products Revenues

Inkjet revenues decreased by 38% during the six months ended June 30, 2009 compared to the same period in 2008 due primarily to decreased sales of VUTEk super-wide format printers due to the release of new products at the very end of the six months and the tightened credit market. It has become relatively more difficult for customers to obtain financing to purchase our products due to the tightening of global credit markets. This was partially offset by increased demand for ink. The increase in ink revenue primarily related to UV ink as customers continue to shift from solvent to UV ink.

The decrease in VUTEk revenues was offset by increased industrial inkjet printer revenues. The increase in industrial inkjet printer revenues compared with the same quarter in the prior year was due primarily to the Jetrion 4000 Series printer launch near the end of the second quarter of 2008. We acquired the Rastek wide format printer line during the fourth quarter of 2008, which has also helped to offset the VUTEk decline as compared with the prior year.

Advanced Professional Print Software Revenues (“APPS”)

APPS revenues were comparable to the first six months of 2008 aided by revenue from the Pace acquisition, which closed during the third quarter of 2008, partially offset by decreased sales of proofing software, including ColorProof XF and the resale of products from third party suppliers.

Revenues by Geographic Area

Revenues by geographic regions for the three months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three months ended June 30,
	2009	Percent of total	2008	Percent of total	Change
					$	%
Americas	$52,702	59%	$71,921	50%	$(19,219)	(27)%
EMEA	27,257	30%	54,172	38%	(26,915)	(50)%
Japan	6,326	7%	12,646	9%	(6,320)	(50)%
Other international locations	3,825	4%	5,107	3%	(1,282)	(25)%

Total revenue	$90,110	100%	$143,846	100%	$(53,736)	(37)%

Americas revenues decreased by 27% for the three months ended June 30, 2009 compared to the same period in 2008, primarily due to weakness in sales of our Fiery products caused by reduced demand from our OEM customers due to a slowing of the economy and weakness in sales of our Inkjet Products due to the tightening of global credit markets and the decline in global marketing spending. Likewise, the softening of the retail sector and the related demand for signs, billboards and point of purchase displays has impacted our customers’ businesses. Europe, Middle East, and Africa (“EMEA”) decreased 50% in revenue primarily due to the slowing economy and tightening of credit markets in Europe while Japan decreased 50% in revenue as a result of lower demand in our Fiery products. Other international locations decreased by 25% in revenue mainly driven by lower sales due to the impact of macro economic conditions.

In the individual regions, Fiery product revenues in the second quarter of 2009 represented 41%, 42%, 91%, and 31% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 49%, 42%, 97%, and 37% in the same quarter of 2008.

Inkjet product revenues in the second quarter of 2009 represented 37%, 52%, 8%, and 61% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 36%, 53%, 3%, and 56% in the same quarter of 2008.

The following table shows revenue by geographic area for the six months ended June 30, 2009 and 2008 (in thousands):

	Six months ended June 30,
	2009	Percent of total	2008	Percent of total	Change
					$	%
Americas	$109,165	58%	$143,556	51%	$(34,391)	(24)%
EMEA	55,224	30%	102,583	37%	(47,359)	(46)%
Japan	16,018	9%	24,469	9%	(8,451)	(35)%
Other international locations	5,848	3%	9,842	3%	(3,994)	(41)%

Total revenue	$186,255	100%	$280,450	100%	$(94,195)	(34)%

Americas accounted for 24% of the overall decrease in revenues for the six months ended June 30, 2009 compared to the same period in 2008, primarily due to weakness in sales of our Fiery products caused by the reduction in demand from our OEM customers due to a slowing of the economy and weakness in sales of our Inkjet Products due to the tightening of global credit markets and the decline in global marketing spending. Likewise, the softening of the retail sector and the related demand for signs, billboards and point of purchase displays has impacted our customers’ businesses. EMEA decreased 46% in revenue primarily due to the slowing economy and tightening of credit markets in Europe while Japan decreased 35% in revenue as a result of lower demand in our Fiery products. Other international locations decreased by 41% in revenue mainly driven by lower sales due to the impact of macro economic conditions.

Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations, which in turn ship to other locations, making it difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what we are reporting. We expect that sales outside of the U.S. will continue to represent a significant portion of our total revenue.

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the three month period ended June 30, 2009, three customers – Canon, Xerox, and Ricoh/Ikon – each provided more than 10% of our revenue individually and approximately 36% of revenue in the aggregate. For the three month period ended June 30, 2008, two customers – Canon and Xerox – each provided more than 10% of our revenue individually and approximately 31% of revenue in the aggregate.

Our reliance on revenues from our major OEM partners has increased temporarily due to the decrease in the Inkjet Products business where most of the revenue is generated from sales to distributors and direct customers. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations with most of our OEMs to purchase our products at all, or in significant amounts. Such reductions have occurred in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenues from Inkjet and APPS products, the percentage of our revenue that comes from individual OEMs will decrease.

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

Gross Profit

Gross profits by operating segment for the three months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30, 2009
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$40,210	$36,461	$13,439	$—	$90,110
Cost of revenue	13,506	25,513	4,017	303	43,339

Gross profit	$26,704	$10,948	$9,422	$(303)	$46,771

Gross profit percentages	66.4%	30.0%	70.1%		51.9%

	Three Months Ended June 30, 2008
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$72,193	$57,995	$13,658	$—	$143,846
Cost of revenue	24,014	32,767	4,575	517	61,873

Gross profit	$48,179	$25,228	$9,083	$(517)	$81,973

Gross profit percentages	66.7%	43.5%	66.5%		57.0%

For the three months ended June 30, 2009 our gross profit was 51.9% compared to 57.0% for the same period in 2008. The decrease in overall gross profits was primarily due to slightly lower fixed manufacturing costs for the Inkjet Products spread over lower revenue.

For the three months ended June 30, 2009 Fiery gross profit was 66.4%, which is comparable to 66.7% for the same period in 2008.

For the three months ended June 30, 2009 Inkjet gross profit was 30.0% compared to 43.5% for the same period in 2008. The decrease was primarily driven by slightly lower fixed manufacturing costs spread over lower printer revenue, a mix shift toward lower margin inkjet product lines, and costs to consolidate our ink production into a single facility to streamline the production process, reduce ink production costs, and reduce ink inventories.

For the three months ended June 30, 2009 APPS gross profit was 70.1% compared to 66.5% for the same period in 2008. Gross profits in the APPS operating segment improved from the same quarter in 2008 primarily due to operating efficiencies gained through the Pace acquisition, which closed during the third quarter of 2008, partially offset by decreased sales of proofing software, including ColorProof XF and the resale of products from third party suppliers.

Stock-based compensation expense included within cost of revenue decreased to $0.3 million in the second quarter of 2009 as compared with $0.5 million during the same quarter of 2008 primarily due to the timing of equity awards issued during the last twelve months.

Gross profits by operating segment for the six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Six Months Ended June 30, 2009
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$89,315	$68,561	$28,379	$—	$186,255
Cost of revenue	28,957	48,266	8,779	554	86,556

Gross profit	$60,358	$20,295	$19,600	$(554)	$99,699

Gross profit percentage	67.6%	29.6%	69.1%		53.5%

	Six Months Ended June 30, 2008
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$140,511	$111,380	$28,559	$—	$280,450
Cost of revenue	46,492	63,371	9,919	1,463	121,245

Gross profit	$94,019	$48,009	$18,640	$(1,463)	$159,205

Gross profit percentage	66.9%	43.1%	65.3%		56.8%

For the six months ended June 30, 2009 our gross profit was 53.5% compared to 56.8% for the same period in 2008. The decrease in overall gross profits was primarily due to slightly lower fixed manufacturing costs for the Inkjet Products spread over lower revenue.

For the six months ended June 30, 2009 Fiery gross profit was 67.6% compared to 66.9% for the same period in 2008. Gross profits in the Fiery operating segment improved despite lower revenue levels primarily due to product mix.

For the six months ended June 30, 2009 Inkjet gross profit was 29.6% compared to 43.1% for the same period in 2008. The decrease was primarily driven by slightly lower fixed manufacturing costs spread over lower printer revenue, a mix shift toward lower margin inkjet product lines, and costs to consolidate our ink production into a single facility to streamline the production process, reduce ink production costs, and reduce ink inventories.

For the six months ended June 30, 2009 APPS gross profit was 69.1% compared to 65.3% for the same period in 2008. Gross profits in the APPS operating segment improved primarily due to operating efficiencies gained through the Pace acquisition, partially offset by decreased sales of proofing software, including ColorProof XF and the resale of products from third party suppliers.

The decrease in stock-based compensation expense included within cost of revenue to $0.6 million in the first six months of 2009 as compared with $1.5 million during the same period in 2008 primarily due to the timing of equity awards issued during the last twelve months.

Operating Expenses

The following table shows operating expenses for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change		2009	2008	Change
			$	%			$	%
Research and development	$27,799	$35,794	$(7,995)	(22)%	$57,108	$72,375	$(15,267)	(21)%
Sales and marketing	25,706	31,667	(5,961)	(19)%	49,893	60,401	(10,508)	(17)%
General and administrative	7,855	13,671	(5,816)	(43)%	16,890	27,024	(10,134)	(38)%
Restructuring and other	3,532	(463)	3,995	863%	9,960	5,214	4,746	91%
Amortization of identified intangibles	5,482	7,196	(1,714)	(24)%	12,423	14,391	(1,968)	(14)%

Total operating expenses	$70,374	$87,865	$(17,491)	(20)%	$146,274	$179,405	$(33,131)	(18)%

Operating expenses including amortization of intangible assets and stock-based compensation decreased by $17.5 million and, as a percentage of revenue, were 78% and 61% for the three months ended June 30, 2009 and 2008, respectively. Total operating expenses including amortization of intangible assets and stock-based compensation decreased by $33.1 million and, as a percentage of revenue, were 79% and 64% for the six months ended June 30, 2009 and 2008, respectively.

The decrease in operating expenses was primarily due to significantly lower personnel-related expense due to company-wide reductions in force that occurred throughout 2008 and during the first two quarters of 2009, as well as increased employee utilization of vacation balances, lower variable compensation expense consisting primarily of reduced bonus and commission payments, company-wide salary reductions implemented during the second quarter of 2009, and temporary suspension of our program to match employee investments in our U.S. 401(k) plans.

Research and Development

Expenses for research and development consist primarily of costs associated with personnel, consulting and prototype materials.

Research and development expenses for the three months ended June 30, 2009 totaled $27.8 million, or 31% of revenue, compared to $35.8 million, or 25% of revenue, for the three months ended June 30, 2008, a decrease of $8.0 million, or 22%. Personnel-related expenses decreased by $5.0 million primarily due to head count, salary, and variable compensation reductions. Stock-based compensation expense decreased by $1.8 million due to the timing of equity awards issued during the last twelve months. The remaining $1.2 million reduction in research and development expenses relates to cost reductions in all areas primarily achieved by focusing efforts on key initiatives.

Research and development expenses for the six months ended June 30, 2009 were $57.1 million, or 31% of revenue, compared to $72.4 million, or 26% of revenue, for the six months ended June 30, 2008, a decrease of $15.3 million, or 21%. Personnel-related expenses decreased by $8.5 million primarily due to head count, salary, and variable compensation reductions. Stock-based compensation expense decreased by $4.5 million due to the timing of equity awards issued during the last twelve months. The remaining $2.3 million reduction in research and development expenses relates to cost reductions in all areas primarily achieved by focusing efforts on key initiatives.

Cost reductions achieved for the three and six month periods ended June 30, 2009 compared with the corresponding prior year periods are net of increased research and development spending due to the Pace and Raster acquisitions, respectively, which closed during the latter half of 2008. We expect that if the U.S. dollar remains volatile against the Indian rupee or other currencies, research and development expenses reported in U.S. dollars could fluctuate.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, and other international locations.

Sales and marketing expenses for the three months ended June 30, 2009 totaled $25.7 million, or 29% of revenue, compared to $31.7 million, or 22% of revenue, for the three months ended June 30, 2008, a decrease of $6.0 million, or 19%. Personnel-related expenses decreased by $1.9 million primarily due to head count, salary, and variable compensation reductions. Travel expenses decreased by $1.3 million due to continued focused efforts on consolidation of customer visits and a reduced number of trade shows in the current quarter. Marketing and trade show expenses decreased by $2.0 million due to more efficient spending and the inclusion of Drupa trade show expenses during the second quarter of 2008. Drupa is a wide format trade show that is held once every four years. The remaining $0.8 million reduction in sales and marketing expenses relates to facility downsizing achieved during the last year and a focused effort on cost reduction in all areas.

Sales and marketing expenses for the six months ended June 30, 2009 were $49.9 million, or 27% of revenue, compared to $60.4 million, or 22% of revenue, for the six months ended June 30, 2008, a decrease of $10.5 million, or 17%. Personnel-related expenses decreased by $3.4 million primarily due to head count, salary, and variable compensation reductions. Travel expenses decreased by $1.9 million due to continued focused efforts on consolidation of customer visits and a reduced number of trade shows in the current year. Marketing and trade show expenses decreased by $3.3 million due to more efficient spending and the inclusion of Drupa trade show expenses during the second quarter of 2008. Drupa is a wide format trade show that is held once every four years. Stock-based compensation expense decreased by $1.2 million due to the timing of equity awards issued during the last twelve months. The remaining $0.7 million reduction in sales and marketing expenses relates to facility downsizing achieved during the last year and a focused effort on cost reduction in all areas.

Over time, our sales and marketing expenses may increase in absolute terms, if revenues increase in future periods, as we continue to actively promote our products and introduce new products and services. We expect that if the U.S. dollar remains volatile against the Euro or other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of costs associated with administrative personnel, legal and finance.

General and administrative expenses for the three months ended June 30, 2009 totaled $7.9 million, or 8% of revenue, compared to $13.7 million, or 9% of revenue, for the three months ended June 30, 2008, a decrease of $5.8 million, or 43%. Personnel-related expenses decreased by $2.0 million primarily due to head count, salary, and variable compensation reductions. Expenses associated with the stock option investigation decreased by $0.5 million as the investigation was concluded in 2008. Legal expenses decreased by $1.8 million due to reduced number of significant cases pending. Stock-based compensation expense decreased by $1.6 million due to the timing of equity awards issued during the last twelve months.

General and administrative expenses for the six months ended June 30, 2009 were $16.9 million, or 9% of revenue, compared to $27.0 million, or 9% of revenue, for the six months ended June 30, 2008, a decrease of $10.1 million, or 38%. Personnel-related expenses decreased by $2.9 million primarily due to head count, salary, and variable compensation reductions. Expenses associated with the stock option investigation decreased by $1.5 million as the investigation was concluded in 2008. Legal expenses decreased by $2.2 million due to reduced number of significant cases pending. Stock-based compensation expense decreased by $3.5 million due to the timing of equity awards issued during the last twelve months.

Restructuring and Other

Restructuring and other for the three months ended June 30, 2009 totaled $3.5 million compared to a credit of $(0.5) million for the three months ended June 30, 2008, an increase of $4.0 million. Restructuring and other charges include severance costs of $2.7 million for the quarter ended June 30, 2009 related to head count reductions of 92, which compares with a reversal of $(0.5) million related to severance costs accrued in the first quarter of 2008. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Asset impairment for the three months ended June 30, 2009 of $0.3 million primarily related to additional abandoned assets. Restructuring and other charges include charges to downsize two facilities during the second quarter of 2009.

Restructuring and other for the six months ended June 30, 2009 totaled $10.0 million, or 5% of revenue, compared to $5.2 million, or 2% of revenue, for the six months ended June 30, 2008, an increase of $4.8 million. Restructuring and other charges include severance costs of $6.3 and $5.0 million related to head count reductions of 189 and 100 for the six months ended June 30, 2009 and 2008, respectively. Asset impairment for the six months ended June 30, 2009 of $3.2 million consisted primarily of project abandonment costs related to equipment charges in the Inkjet Products operating segment. Restructuring and other charges include charges to downsize two facilities during the second quarter of 2009.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended June 30, 2009 totaled $5.5 million, or 6% of revenue, compared to $7.2 million, or 5% of revenue, for the three months ended June 30, 2008, a decrease of $1.7 million, or 24%. The decrease was primarily due to several intangible assets being fully amortized partially offset by amortization of intangible assets identified as components of the Pace and Raster acquisitions, which closed during the third and fourth quarters of 2008, respectively.

Amortization of identified intangibles for the three months ended June 30, 2009 totaled $12.4 million, or 7% of revenue, compared to $14.4 million, or 5% of revenue, for the three months ended June 30, 2008, a decrease of $2.0 million, or 14%. The decrease was primarily due to several intangible assets being fully amortized partially offset by amortization of intangible assets identified as components of the Pace and Raster acquisitions, which closed during the third and fourth quarters of 2008, respectively.

Interest and Other Income, Net

Interest and other income, net, includes interest income, net gains from sales of investments from our cash and short-term investments, and net foreign currency transaction gains and losses on our operating activities. For the three months ended June 30, 2009, interest and other income totaled $2.0 million, compared to $5.6 million for the three months ended June 30, 2008, a decrease of $3.6 million. For the six months ended June 30, 2009, interest and other income totaled $1.5 million and $12.0 million, a decrease of $10.5 million, respectively.

The decreases during the comparative periods were primarily driven by lower interest income on our investments as a result of lower investment balances and interest rates as we sold a substantial portion of our investment portfolio during the first six months of 2008 to generate cash for the redemption of our 1.50% Convertible Senior Debentures, which occurred on June 2, 2008 and related gains on the sales of those investments recognized in the prior year, partially offset by favorable movement in foreign exchange rates. For the three and six months ended June 30, 2008, interest and debt amortization costs of $0.8 and $2.1 million, respectively, were incurred related to the Debentures.

Sale of Building and Land

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.3 million. Under the agreement, we sold the approximately 163,000 square foot building at 301 Velocity Way as well as approximately 30 acres of related land and certain other assets related to the property. All conditions precedent to the receipt of the funds held in escrow were resolved during the second quarter of 2009, resulting in a final payment from escrow of $0.7 million. The cost of the land, building, improvements, and direct transaction costs were included in the determination of the gain on sale of building and land.

Income Taxes

For the second quarter of 2009, we recorded a tax benefit of $7.7 million compared to a tax benefit of $0.2 million for the same period in 2008. The tax benefit for the second quarter of 2009 included tax benefits of $1.3 million related to restructuring and severance costs and $0.1 million related to asset impairment charges. The second quarter 2009 tax benefit also included tax charges of $0.3 million related to the gain on sale of the Foster City building and land and $0.3 million related to SFAS No. 123(R) tax shortfalls. The tax benefit for the second quarter of 2008 included a tax benefit of $0.3 million related to a reduction in tax reserves, established in prior years on income from foreign operations, since such reserves were no longer required. The second quarter 2008 tax benefit also included a tax benefit of $0.1 million related to tax deductions resulting from ESPP dispositions offset by a tax charge of $0.1 million related to potential interest related to future tax assessments. Without the discrete charges and benefits described above, the increase in our second quarter’s tax benefit in 2009 compared to the 2008 tax provision of $0.1 million, is due primarily to the increased loss before income taxes.

For the six months ended June 30, 2009, we recorded a tax provision of $21.5 million compared to a tax benefit of $2.9 million for the same period in 2008. For the first two quarters of 2009, the tax provision included tax charges of $32.3 million related to the gain on sale of building and land, $3.2 million related to SFAS No. 123(R) tax shortfalls and $0.2 million related to potential interest related to future tax assessments. The tax provision for the first two quarters of 2009 also included tax credits of $2.7 million related to restructuring and severance costs, $1.3 million related to asset impairment charges and $0.3 million related to our reassessment of interest payments related to the 2002-2004 IRS audit. For the first two quarters of 2008, the tax benefit included both a tax credit of $2.3 million related to severance payments and a tax credit of $0.3 million related to a reduction in tax reserves, established in prior years on income from foreign operations, since such reserves were no longer required. The tax benefit for the first two quarters of 2008 also included a tax charge of $0.2 million in potential interest related to future tax assessments. The increase in our second quarter’s tax benefit in 2009 compared to 2008, without the discrete charges and benefits described above, is due primarily to the increased loss before income taxes.

Primary differences in 2009 and 2008 between our recorded tax provision rate and the U.S. statutory rate of 35% for both periods include tax benefits associated with credits for research and development costs for 2009, lower taxes on permanently invested foreign earnings in 2008, and the tax effects of charges related to stock-based compensation recorded pursuant to SFAS No. 123(R), which are non-deductible for tax purposes.

Liquidity and Capital Resources

(in thousands)	June 30, 2009	December 31, 2008	Change
Cash and cash equivalents	$135,913	$132,152	$3,761
Short term investments	142,972	57,199	85,773

Total cash, cash equivalents and short-term investments	$278,885	$189,351	$89,534

	Six months ended June 30,
(in thousands)	2009	2008	Change
Net cash provided by (used for) operating activities	$(15,484)	$25,614	$(41,098)
Net cash provided by investing activities	46,427	184,179	(137,752)
Net cash used for financing activities	(27,133)	(277,323)	250,190
Effect of foreign exchange rate changes on cash and cash equivalents	(49)	(4)	(45)

Increase (decrease) in cash and cash equivalents	$3,761	$(67,534)	$71,295

Overview

Cash and cash equivalents and short-term investments increased by $89.5 million to $278.9 million as of June 30, 2009 from $189.4 million as of December 31, 2008. The increase was primarily due to the receipt of $135.8 million, net of the direct transaction costs that were incurred in 2009, related to the sale of building and land, offset by the $30.0 million accelerated stock repurchase, and cash used by operating activities of $15.5 million.

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to the Condensed Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock and working capital. At June 30, 2009, cash and cash equivalents and short term investments available totaled $278.9 million. Despite the current economic environment, we believe that our liquidity position and capital resources continue to remain sufficient in meeting our operations and working capital needs.

On June 2, 2008, we redeemed the outstanding balance of our 1.5% Convertible Senior Debentures, due 2023, which totaled $240.0 million. Accordingly, no interest was paid during the first six months of 2009. Interest paid during the six months ended June 30, 2008 was $1.8 million.

Operating Activities

During the first six months of 2009, our operating activities used cash flows of $15.5 million.

Net income of $13.4 million included non-cash charges and credits of $53.2 million, comprised primarily of $18.0 million in depreciation and amortization, $8.4 million of stock-based compensation expense, and $4.3 million of other non-cash charges, credits, and provisions offset by $80.0 million gain on sale of building and land and $3.9 million in deferred taxes. The net change in operating assets and liabilities of $24.3 million consists primarily of decreases in accounts receivable of $26.9 million, inventories of $4.4 million, other current assets of $3.6 million, and increases in net taxes payable of $19.6 million, offset by decreases in accounts payable and accrued liabilities of $30.2 million.

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 70 days and 66 days at June 30, 2009 and December 31, 2008, respectively. We calculate DSO by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter, multiplied by the total days in the quarter. The increase in DSOs is mostly due to the non-linearity of shipments during the quarter and a mix shift to inkjet product lines, which typically have longer payment terms. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As the percentage of our APPS and Inkjet related revenue increases, we expect DSOs may trend higher. Our DSOs related to software and direct sales are traditionally higher than those related to OEM customers as, historically, OEMs have paid on a more timely basis.

Investing Activities

Investments

We purchased $84.6 million of marketable securities, net of proceeds from sales and maturities, during the six months ended June 30, 2009. We have classified our investment portfolio as “available for sale” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

On June 2, 2008, we redeemed the outstanding balance of our 1.5% Convertible Senior Debentures, which totaled $240.0 million. During the six months ended June 30, 2008, we sold portions of our investment portfolio in order to generate cash for the redemption.

Property and Equipment

Net purchases of property and equipment were $3.5 million for the six months ended June 30, 2009. Our property and equipment additions have historically been funded from operations.

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

We sold a 163,000 square foot building and 30 acres of related land for net cash proceeds in 2009 of $135.8 million.

Financing Activities

Financing activities relating to the purchases of treasury stock and the net settlement of restricted stock units and restricted stock awards for employee common stock related tax liabilities used $30.3 million in the six months ended June 30, 2009. We received $3.1 million related to the ESPP. We redeemed the outstanding balance of our 1.5% Convertible Senior Debentures in June 2008, which totaled $240.0 million. Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock from the exercise of stock options and employee stock purchase plans. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, and general market conditions. We anticipate that cash provided from exercise of stock options will decline over time as we shift to issuance of restricted stock units rather than stock option awards.

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

Indemnifications

In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement or other claims made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have been insignificant. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

As permitted under Delaware law, pursuant to our bylaws, charter and indemnification agreements that we have entered into with our current and former executive officers, directors and general counsel we are required, subject to certain limited qualifications, to indemnify our executive officers and directors for certain events or occurrences while the executive officer, director or general counsel is or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the executive officer’s, director’s or general counsel’s lifetime, and our indemnification obligations generally extended to the derivative shareholder suits and Nasdaq delisting proceedings of the Company. In this regard, we have received, and expect to receive, requests for indemnification by certain current and former executive officers and directors in connection with the review of our historical stock option granting practices and the related restatement, related government inquiries and derivative shareholder suits described in our previous filings. The maximum potential amount of future payments we may be obligated to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and may enable us to recover a portion of any future amounts paid.

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

We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss on the pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. However, taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay for the cases discussed. Our estimates could be incorrect, and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.

Please refer to “Part II – Other Information, Item 1: Legal Proceedings” in this Form 10-Q for more information regarding our legal proceedings.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

As of December 31, 2008 we were a party to two synthetic leases (the “301 Lease” and the “303 Lease,” together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provided a cost effective means of providing adequate office space for our corporate offices. The Leases included an option to purchase the facilities during or at the end of the term of the Leases for the amount expended by the lessor to purchase the facilities. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2008 for a total of $88.6 million) were in LIBOR-based interest bearing accounts and were restricted as to withdrawal at all times. We exercised our purchase option in the first quarter of 2009 relating to the 301 Lease in connection with the sale of the building and land and terminated the corresponding synthetic lease. Accordingly, the $31.7 million of pledged funds have been recognized in the determination of the gain on sale of building and land in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2009.

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.3 million. Under the sale agreement, we retained ownership of the approximately 295,000 square foot building at 303 Velocity Way that we currently occupy along with the related land. We sold the 163,000 square foot 301 Velocity Way building, along with approximately 30 acres of land and certain other assets related to the property.

In conjunction with the 303 Lease, we leased the land on which the building is located to the lessor of the building. This separate ground lease is for approximately 30 years. We are treated as the owner of this building for federal income tax purposes. The 303 Lease will expire in 2014.

We have guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the 303 Lease. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger related covenants as of June 30, 2009. We have assessed our exposure in relation to the first loss guarantees under the 303 Lease and have determined there is no deficiency to the guaranteed value at June 30, 2009. If there is a decline in value, we will record a loss associated with the residual value guarantee. The $56.9 million pledged under the 303 Lease is in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. As of June 30, 2009, we are treated as the owner of this building for federal income tax purposes. Our remaining synthetic lease is $56.9 million as of June 30, 2009.

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

The following table presents the hypothetical change in fair values in the financial instruments held by us at June 30, 2009 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve-month time horizon.

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$148,430	$147,343	$146,255

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the United States. We are primarily exposed to changes in exchange rates for the Euro, British Pound, Indian rupee, and Japanese yen. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposures from non-U.S. dollar-denominated sales (primarily Euro) and operating expenses (primarily Euro and Indian rupee) in foreign countries. We can benefit from a weaker dollar and are adversely effected from a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. We do not currently hedge our foreign currency exposures.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended June 30, 2009, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2009, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

We may be involved, from time to time, in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, securities law, intellectual property, employment matters and other claims or litigation matters relating to various claims that arise in the normal course of our business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss on the pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. Taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay for the cases discussed. However, our estimates could be incorrect, and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.

As of June 30, 2009, the end of the quarterly period covered by this report, we are subject to the various claims, lawsuits, investigations or proceedings discussed below, as well as certain other legal proceedings that have arisen in the ordinary course of business.

Leggett & Platt, Inc. and L&P Property Management Company:

On November 6, 2007, EFI filed a complaint against Leggett & Platt, Inc. and its patent holding subsidiary, L&P Property Management Company (“L&P”) in the U.S. District Court for the Eastern District of Missouri for declaratory and injunctive relief challenging the validity and enforceability of U.S. Patent No. 7,290,874 (the “‘874 patent”) issued to L&P. The ‘874 patent is a continuation of U.S. Patent No. 6,755,518 (the “‘518 patent”), which L&P previously asserted against EFI in a prior court action. The court ultimately invalidated the ‘518 patent in the prior court action on multiple grounds. In the present action, EFI filed a motion for summary judgment that the ‘874 patent is invalid for reasons similar to the ‘518 patent. After EFI filed its summary judgment motion, L&P was issued US Patent No. 7,520,602 (the “‘602 patent”) and filed an amended complaint asserting it against EFI. In response, EFI has also challenged the validity and enforceability of the ‘602 patent. On July 14, 2009, the court granted EFI’s motion for summary judgment, and held that all of the claims in L&P’s ‘874 patent are invalid. The proceedings remain pending as to the ‘602 patent, however. While EFI firmly believes that its products do not infringe the ‘602 patent, and that the ‘602 patent should be invalidated for reasons similar to the ‘518 and ‘874 patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

Acacia | Screentone Patent Litigation:

On August 8, 2007, Screentone Systems Corporation (“Screentone”), a subsidiary of Acacia Technologies Group, initiated litigation against several defendants, including Konica Minolta Printing Solutions, Canon USA and Ricoh Americas, for infringement of a patent related to apparatus and methods of digital half-toning in the U.S. District Court for the Eastern District of Texas. Konica Minolta, Canon and Ricoh are EFI customers. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. At least one defendant requested indemnification for any EFI products that allegedly infringe these patents.

In order to protect its products and customers, EFI filed a declaratory judgment action in the U.S. District Court for the Central District of California on November 13, 2007, seeking to invalidate the patent asserted in the Texas action, as well as an additional patent that Screentone identified in previous correspondence. At about the same time, other defendants from the Texas actions filed declaratory judgment actions in Washington and Delaware. A federal multi-district litigation panel consolidated all cases with EFI’s case in the U.S. District Court for the Central District of California, where the consolidated cases were proceeding.

On March 5, 2009, EFI reached a settlement with Screentone and, on March 19, 2009, the District Court for the Central District of California dismissed EFI and Acacia’s claims, defenses and counterclaims against one another. The terms of the settlement between the parties are confidential and the settlement amount has been paid to Screentone in full.

Item 1A:	Risk Factors

In addition to information regarding risk factors that appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended (the “2008 Form 10-K”), which could materially affect our business, financial condition, or future results. The risks described herein and in our 2008 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

In addition to the risk factors disclosed herein and in our 2008 Form 10-K, we have identified the following material changes to the risk factors.

Our profitability may be affected by unanticipated changes in our tax provisions, the adoption of new U.S. tax legislation or exposure to additional income tax liabilities.

We are subject to income taxes in the United States and many foreign countries. The amounts we charge for intercompany transactions can impact our tax liabilities. We are potentially subject to tax audits in various countries. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We regularly review the likely outcomes of these audits to determine whether our tax provisions are sufficient. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the final assessments of these audits can have a material impact on our U.S. GAAP earnings. In addition, our effective tax rate in the future may be impacted by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and new information discovered during the preparation of our tax returns. In addition, recently announced U.S. tax legislative proposals could adversely affect our effective tax rate, if enacted. Any of these changes could negatively impact our U.S. GAAP earnings.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

No shares were repurchased under the 2009 stock buyback program during the three months ended June 30, 2009. The following is a summary of stock repurchases for the quarter ended June 30, 2009 (in thousands except for per share amounts):

Issuer Purchases of Equity Securities

Total	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April, 2009	1	$9.77	—	$70,000
May, 2009	2	9.98	—	$70,000
June, 2009	*	11.63	—	$70,000

Total	3		—

*	325 shares

(1)	In February 2009, the $33.2 million remaining for repurchase under the 2007 board authorization was canceled by the Board of Directors and replaced with a new authorization to purchase an additional $100 million of outstanding common stock. During the first quarter of 2009, 2.8 million shares were acquired for $30 million under the ASR agreement with UBS as explained in Note 11 of our Notes to Condensed Consolidated Financial Statements. Under certain circumstances, additional shares could be delivered by UBS under the ASR agreement in the third quarter of 2009, with the final completion date subject to the discretion of UBS. Our buyback program is limited by SEC regulations and compliance with the Company’s insider trading policy.

(2)	Represents shares purchased from employees to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock awards and stock units.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on June 19, 2009 at our corporate headquarters in Foster City, California.

The following proposals were adopted by the margins indicated:

1.	To elect Gill Cogan, Guy Gecht, Thomas Georgens, James S. Greene, Richard A. Kashnow, Dan Maydan and Fred Rosenzweig to the Board of Directors of the Company. The term of office of each person elected as a director will continue until the next Annual Meeting of Stockholders or until his successor has been elected and qualified, or until such director’s earlier death, resignation, or removal. The following table sets forth the votes for each nominee elected as a director:

Nominee	For	%	Withheld
Gill Cogan	41,757,646	87%	5,988,044
Guy Gecht	46,918,010	98%	827,680
Thomas Georgens	46,985,223	98%	780,467
James S. Greene	46,934,920	98%	810,770
Richard A. Kashnow	46,986,095	98%	759,595
Dan Maydan	41,834,159	88%	5,911,531
Fred Rosenzweig	46,224,621	97%	1,521,069

		For	%	Against	Abstain	Broker Non-Vote
2	To approve the amendment and restatement of the Company's Amended 2000 Employee Stock Purchase Plan to provide for an increase in the number of shares authorized for issuance pursuant to such plan.	44,770,024	99%	315,695	44,401	2,615,572

3	To approve the 2009 Equity Incentive Award Plan and the reservation of an aggregate of 5,000,000 shares of the Company’s common stock for issuance pursuant to such plan.	27,715,693	61%	17,370,028	44,399	2,615,572

4	To approve a one-time fair value option exchange program for employees other than named executive officers.	25,520,108	57%	19,563,817	46,195	2,615,572

6	To ratify the appointment of the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.	47,504,838	99%	204,291	36,563	—

Our proxy statement also included a proposal for the approval of a fair value stock option exchange for our named executive officers, exchanging time-based stock options for performance-based awards (Proposal 5). As previously disclosed, our Board of Directors determined on June 19, 2009, to withdraw this proposal from the matters to be voted on by stockholders at the annual meeting.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description
10.1	Electronics For Imaging, Inc. Amended and Restated 2000 Employee Stock Purchase Plan (1)

10.2	Electronics For Imaging, Inc. 2009 Equity Incentive Award (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as Appendix A to the Registrant’s Proxy Statement (filed with the Commission pursuant to section 14(a) of the Exchange Act on May 21, 2009 (File No. 000-18805) and incorporated herein by reference).

(2)	Filed as Appendix B to the Registrant’s Proxy Statement (filed with the Commission pursuant to section 14(a) of the Exchange Act on May 21, 2009 (File No. 000-18805) and incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: August 7, 2009	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	/s/ John Ritchie
John Ritchie
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1	Electronics For Imaging, Inc. Amended and Restated 2000 Employee Stock Purchase Plan (1)

10.2	Electronics For Imaging, Inc. 2009 Equity Incentive Award (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as Appendix A to the Registrant’s Proxy Statement (filed with the Commission pursuant to section 14(a) of the Exchange Act on May 21, 2009 (File No. 000-18805) and incorporated herein by reference).

(2)	Filed as Appendix B to the Registrant’s Proxy Statement (filed with the Commission pursuant to section 14(a) of the Exchange Act on May 21, 2009 (File No. 000-18805) and incorporated herein by reference).