Form 10-Q
period 2009-09-30
ELECTRONICS FOR IMAGING INC
filed 2009-11-09
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares of Common Stock outstanding as of November 2, 2009 was 49,652,508.

Electronics For Imaging, Inc.

INDEX

		Page No.
PART I – Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	36

PART II – Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures		40
Exhibit 3.1
Exhibit 3.2
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$131,300	$132,152
Short-term investments, available for sale	138,764	57,199
Accounts receivable, net of allowances of $11.5 million and $8.5 million, respectively	79,467	97,286
Inventories	43,474	48,785
Assets held for sale	—	55,367
Other current assets	18,139	20,013

Total current assets	411,144	410,802
Property and equipment, net	29,839	35,225
Restricted investments	56,850	56,850
Goodwill	121,162	122,581
Intangible assets, net	57,471	72,992
Deferred tax assets	51,152	51,013
Other assets	2,867	2,485

Total assets	$730,485	$751,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,528	$44,634
Accrued and other liabilities	34,017	44,958
Deferred revenue	20,020	25,428
Income taxes payable	11,735	1,952

Total current liabilities	100,300	116,972
Non-current income taxes payable	37,884	33,758

Total liabilities	138,184	150,730

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 71,905 and 70,738 shares issued, respectively	719	708
Additional paid-in capital	663,474	644,482
Treasury stock, at cost, 22,256 and 19,381 shares, respectively	(414,473)	(384,129)
Accumulated other comprehensive income	2,922	1,676
Retained earnings	339,659	338,481

Total stockholders’ equity	592,301	601,218

Total liabilities and stockholders’ equity	$730,485	$751,948

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$100,855	$144,666	$287,110	$425,116
Cost of revenue (1)	48,665	62,601	135,221	183,846

Gross Profit	52,190	82,065	151,889	241,270
Operating expenses:
Research and development (1)	27,128	33,782	84,236	106,157
Sales and marketing (1)	25,691	30,249	75,584	90,650
General and administrative (1)	9,147	13,597	26,037	40,620
Restructuring and other (Note 11)	2,206	3,496	12,166	8,710
Amortization of identified intangibles and in-process research & development	3,078	9,560	15,501	23,952

Total operating expenses	67,250	90,684	213,524	270,089

Loss from operations	(15,060)	(8,619)	(61,635)	(28,819)

Interest and other income, net:
Interest and other income, net	1,185	222	2,708	12,259
Gain on sale of building and land	—	—	79,991	—

Total interest and other income, net	1,185	222	82,699	12,259

Income (loss) before income taxes	(13,875)	(8,397)	21,064	(16,560)
Benefit from (provision for) income taxes	1,706	4,753	(19,828)	7,629

Net income (loss)	$(12,169)	$(3,644)	$1,236	$(8,931)

Net income (loss) per basic common share	$(0.25)	$(0.07)	$0.02	$(0.17)

Net income (loss) per diluted common share	$(0.25)	$(0.07)	$0.02	$(0.17)

Shares used in basic per-share calculation	49,400	52,167	49,990	52,919

Shares used in diluted per-share calculation	49,400	52,167	50,564	52,919

(1) Includes stock-based compensation expense as follows:

	2009	2008	2009	2008
Cost of revenue	$253	$560	$807	$2,023
Research and development	1,797	3,002	4,744	10,408
Sales and marketing	995	1,430	3,188	4,839
General and administrative	1,844	3,277	4,590	9,527

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,236	$(8,931)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	23,854	30,967
Deferred taxes	2	(18,746)
Provision for allowance for bad debts and sales-related allowances	5,322	4,567
Tax expense from employee stock plans	—	(3,680)
Excess tax benefit from stock-based compensation	(82)	(36)
Gain on sale of building and land	(79,991)	—
Stock-based compensation	13,329	26,797
Asset impairment	2,334	—
Other non-cash adjustments	1,748	623
Changes in operating assets and liabilities	6,166	(6,585)

Net cash provided by (used for) operating activities	(26,082)	24,976

Cash flows from investing activities:
Purchases of short-term investments	(141,365)	(161,295)
Proceeds from sales and maturities of short-term investments	61,122	409,088
Reclassification of funds from cash & cash equivalents to short term investments	—	(14,364)
Purchases of property and equipment	(4,160)	(9,706)
Proceeds from sale of building and land, net of direct transaction costs	135,802	—
Business acquisition, net of cash acquired	—	(21,014)
Purchases of other investments	(1,645)	(2,537)

Net cash provided by investing activities	49,754	200,172

Cash flows from financing activities:
Repayment of short-term obligations	—	(240,000)
Proceeds from issuance of common stock	5,876	6,642
Purchases of treasury stock and net settlement of restricted stock	(30,546)	(55,212)
Excess tax benefit from stock-based compensation	82	36

Net cash used for financing activities	(24,588)	(288,534)

Effect of foreign exchange rate changes on cash and cash equivalents	64	(93)

Decrease in cash and cash equivalents	(852)	(63,479)
Cash and cash equivalents at beginning of year	132,152	165,636

Cash and cash equivalents at end of quarter	$131,300	$102,157

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

These unaudited Interim Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies, consistent in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended. These Interim Condensed Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2008, as amended, included in our Annual Report on Form 10-K (the “2008 Form 10-K”). In the opinion of management, these unaudited Interim Condensed Financial Statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year.

Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles (“ASC 105-10”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP in financial statements, except for SEC rules and regulations, which are also authoritative U.S. GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. We have included the references to the ASC, as appropriate, in these Notes to Condensed Consolidated Financial Statements.

We adopted ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements, effective January 1, 2008. In accordance with ASC 820-10-65-1, Transition Related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, we adopted ASC 820 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) effective January 1, 2009. The adoption of ASC 820 did not have a material impact on our financial condition or results of operations.

In April 2009, the FASB issued three related staff positions, which modify the ASC by providing additional application guidance and enhancing disclosures regarding fair value measurements and impairments of securities.

ASC 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement, provides guidance on determining fair value when there is no active market or when the price inputs being used represent distressed sales and expands required disclosures of major security types.

ASC 825-10-50, Financial Instruments – Disclosure, was amended to require disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and ASC 270, Interim Reporting, was amended to require disclosures about the fair value of financial instruments for which it is practicable to estimate fair value, whether or not recognized in our financial statements, for interim reporting as well as annual reporting.

ASC 320, Investments – Debt and Equity Securities, was amended to provide operational guidance on determining other-than-temporary impairments of debt securities and expand disclosure requirements. Other than temporary impairments of debt securities must be allocated between credit and non-credit components with the non-credit portion recognized as a component of other comprehensive income and the credit portion included in net income (loss). A cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income is required in the period of adoption for other than temporary impairments of debt securities recognized in prior periods, which are still held as investments at the date of adoption.

These amendments were adopted beginning in the second quarter of 2009. As a result of the amendment to ASC 320-10-65-1, Transition Related to FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, we recorded a cumulative effect adjustment of $0.1 million to retained earnings.

In December 2007, ASC 805, Business Combinations, retained the fundamental requirement that the acquisition method of accounting be used for all business combinations with the following changes: an acquirer will record 100% of assets and liabilities of the acquired business, including goodwill, at fair value, regardless of the level of interest acquired; certain contingent assets and liabilities will be recognized at fair value at the acquisition date; contingent consideration will be recognized at fair value at the acquisition date with changes in fair value recognized in earnings upon settlement; acquisition-related transaction and restructuring costs will be expensed as incurred; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and when making adjustments to finalize preliminary accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. ASC 805 will impact our consolidated financial statements in the event a business combination occurs. The nature and magnitude of the specific effects will likely depend upon the nature, terms, and size of such acquisitions.

In April 2008, ASC 350-30, General Intangibles Other than Goodwill, amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles – Goodwill and Other. ASC 350-30 applies to intangible assets that are acquired, individually or with a group of other assets, in either a business combination or asset acquisition. ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. ASC 350-30 will impact our consolidated financial statements in the event that we acquire intangible assets in either a business combination or asset acquisition. The nature and magnitude of the specific effects will likely depend upon the nature, terms, and size of business combinations or acquisitions.

In June 2009, the FASB amended the sections labeled as “Variable Interest Entities” within ASC 810, Consolidation, which will be effective January 2010. ASC 810 changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a variable interest entity (“VIE”) and is therefore required to consolidate the VIE. ASC 810 requires formal assessment at each reporting period regarding which party within the VIE is considered the primary beneficiary and also requires a number of new disclosures related to VIE’s. A qualitative approach will be required for identifying the primary beneficiary of a variable interest entity based on the power to direct activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or right to receive benefits that could be significant to us We do not expect the adoption of ASC 810 to have a material impact on our financial condition or results of operations; however, we are currently evaluating the impact of ASC 810 on our VIE.

In September 2009, the FASB ratified Emerging Issues Task Force (“EITF”) consensuses reflected in Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (ASC 605), and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (ASC 985). These consensuses shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 with earlier application permitted. ASU 2009-13 eliminates the residual method of allocation in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists. Otherwise, third party evidence of selling price shall be used. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, then the best estimate of the selling price for that deliverable shall be used when applying the relative selling price method. ASU 2009-14 determined that tangible products containing software and non-software components that function together to deliver the product’s essential functionality are not required to follow the software revenue recognition guidance in ASC 985, Software Revenue Recognition, as long as the hardware components of the tangible product substantively contribute to its functionality. In addition, hardware components of a tangible product containing software components shall always be excluded from the guidance in ASC 985. We are currently evaluating the impact of these consensuses on our financial condition and results of operations.

2. Stock-based Compensation

We account for share-based payment awards, in accordance with ASC 718, Stock Compensation, which requires stock-based compensation expense to be recognized based on the fair value of such awards on the date of grant. We amortize compensation cost on a graded vesting basis over the vesting period. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.

The following table summarizes stock-based compensation expense related to stock options, employee stock purchases under the employee stock purchase plan, as amended (“ESPP”), restricted stock units, and restricted stock awards under ASC 718 for the three and nine months ended September 30, 2009 and 2008 (in thousands):

Stock-based compensation expense by type of award	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock options	$541	$1,479	$1,707	$4,892
Non-vested restricted stock	3,412	5,639	8,142	18,531
Employee stock purchase plan	936	1,151	3,480	3,374

Total stock-based compensation	4,889	8,269	13,329	26,797
Tax effect on stock-based compensation	180	(1,816)	(802)	(6,612)

Net effect on net income (loss)	$5,069	$6,453	$12,527	$20,185

Valuation Assumptions

We use the Black-Scholes-Merton option pricing model (“Black Scholes”) to value share-based compensation for all equity awards, except market-based awards. Market-based awards are valued using a Monte Carlo valuation model.

Our determination of fair value of share-based payment awards on the date of grant using Black Scholes is affected by various assumptions including volatility, expected term, and interest rates. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term is based upon management’s consideration of the historical life of the options, the vesting period of the options granted, and the contractual period of the options granted. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

The estimated per share weighted average fair value of options granted and ESPP shares issued and the assumptions used to estimate fair value are shown below for the periods indicated:

	Stock Options
	Three months ended September 30,		Nine months ended September 30,
Black Scholes assumptions and fair value	2009	2008	2009	2008
Weighted average fair value per share	$4.07	$5.57	$3.83	$5.51
Expected volatility	45.0%	38.8%	44.4%	40.2%
Risk-free interest rate	2.1%	2.9%	1.8%	2.7%
Expected term (in years)	4.12	4.03	4.12	4.03

Employee Stock Purchase Plan
	Three months ended September 30,		Nine months ended September 30,
Black Scholes assumptions and fair value	2009	2008	2009	2008
Expected volatility	53%-61%	32-55%	51%-66%	32-74%
Risk-free interest rate	0.3%-1.2%	1.9-2.5%	0.3%-1.2%	1.9-2.5%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2009 and activity for the nine months ended September 30, 2009 (in thousands except for weighted average exercise price and contractual term):

	Nine months ended September 30, 2009
	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2009	6,061	$22.73
Options granted	840	10.50
Options forfeited, expired, and exchanged	(3,985)	24.76

Options granted, net of forfeited and expired	(3,145)
Options exercised	—	—

Options outstanding at September 30, 2009	2,916	$16.43	4.37	$620

Options vested and expected to vest at September 30, 2009	2,781	$16.62	4.27	$549

Options exercisable at September 30, 2009	1,603	$19.49	2.80	$—

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at September 30, 2009.

A summary of the status of our non-vested shares of restricted stock units and restricted stock awards as of September 30, 2009, and changes during the nine months ended September 30, 2009, is presented below (shares in thousands):

Non-vested shares	Nine months ended September 30, 2009
	Restricted stock units		Restricted stock awards
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2009	1,866	$18.22	118	$27.21
Restricted stock granted	1,237	10.61	—	—
Restricted stock issued in exchange for stock options	348	12.15
Restricted stock vested	(357)	18.60	(6)	27.89
Restricted stock forfeited	(131)	20.30	—	—

Non-vested at September 30, 2009	2,963	$14.19	112	$27.18

The total fair value of restricted stock vested was $6.6 million for the nine months ended September 30, 2009. The aggregate intrinsic value at September 30, 2009 for restricted stock units expected to vest was $29.3 million and the remaining weighted average vesting period was 1.4 years. Aggregate intrinsic value for restricted stock units expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of restricted stock units expected to vest at September 30, 2009.

Restricted stock units and stock options granted during the nine months ended September 30, 2009 include 98,000 market-based restricted stock units and 294,076 market-based stock options. These market-based awards vest when our average closing stock price exceeds defined multiples of the June 18, 2009 or August 28, 2009 closing stock prices for 20 consecutive trading days. If these multiples are not achieved by June 18, 2016 or August 28, 2016, the market-based awards are forfeited. The total fair value is estimated to be $0.9 million for the restricted stock units and $1.7 million for the stock options, which are being amortized over their average derived service periods of 4.35 and 4.88 years, respectively. The average derived service period total fair value was determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and 3.1%, respectively, and an implied volatility of 50%.

On June 19, 2009, our stockholders approved the Amended and Restated 2000 Employee Stock Purchase Plan (“ESPP”) that increased the number of shares authorized for issuance pursuant to such plan by 3,000,000 shares. The share increase was intended to ensure that we continue to have a sufficient reserve of common stock available under the ESPP to provide our eligible employees with the opportunity to acquire our common stock through participation in a payroll-deduction based ESPP designed to operate in compliance with Section 423 of the Internal Revenue Code.

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

On August 31, 2009, we commenced a fair value stock option exchange to allow employees, other than our named executive officers and members of our Board of Directors, the opportunity to exchange all or a portion of their eligible outstanding stock options for a smaller number of restricted stock units (“RSUs”) based on exchange ratios intended to result in the fair value of the newly issued RSUs being equal to the fair value of the stock options that were surrendered or, in certain circumstances for cash. Stock options that were “underwater” (i.e., those options with a per share exercise price that was greater than the per share closing price of our common stock as quoted on the NASDAQ Global Select Market as of the trading day immediately preceding August 31, the date the option exchange commenced, or $10.77 per share), excluding options granted six months prior to the commencement of the exchange or options expiring within six months after the completion of the exchange, were eligible for exchange.

The offering period closed on September 28, 2009 at 9:00 p.m. Pacific Daylight Time. A total of 1,000 eligible employees participated in the option exchange. We accepted for exchange options to purchase an aggregate of 2,761,469 shares of our common stock, representing 82% of the total options eligible at the commencement of the exchange. All surrendered options were cancelled and (i) we granted a total of 347,751 new RSUs under the 2009 Plan, and (ii) we made cash payments in the aggregate amount of $0.2 million (less applicable withholdings and without interest). The resulting incremental compensation expense was not material to our consolidated financial statements.

3. Comprehensive Income

Comprehensive income, which includes net income, market valuation adjustments on available for sale investments, and currency translation adjustments, consists of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(12,169)	$(3,644)	$1,236	$(8,931)
Change in market valuation of investments, net of tax	203	(524)	1,028	(1,969)
Change in currency translation adjustments	307	(786)	218	(12)

Comprehensive income (loss)	$(11,659)	$(4,954)	$2,482	$(10,912)

The activity in other comprehensive income and related tax effects are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net unrealized investment (losses)/gains:
Unrealized gains (losses), net of tax benefit (provision) of ($0.2) and ($0.8) million for the three and nine months ended September 30, 2009 and $0.3 and ($0.8) million for the three and nine months ended September 30, 2008	$279	$(518)	$1,126	$1,165
Reclassification adjustment for gains (losses) included in net income (loss), net of tax benefit of $0.1 million for the three and nine months ended September 30, 2009 and $0 and $2.1 million for the three and nine months ended September 30, 2008	(76)	(6)	(98)	(3,134)

Net unrealized investment gains (losses)	203	(524)	1,028	(1,969)
Currency translation adjustments	307	(786)	218	(12)

Other comprehensive income/(loss)	$510	$(1,310)	$1,246	$(1,981)

As a result of our adoption of ASC 320-10-65-1, unrealized gains (losses), net of tax benefit, for the nine months ended September 30, 2009 include a cumulative effect adjustment of $0.1 million, charged to retained earnings.

The components of accumulated other comprehensive income are as follows (in thousands):

	September 30, 2009	December 31, 2008
Net unrealized investment gains (losses)	$640	$(388)
Currency translation gains	2,282	2,064

Accumulated other comprehensive income	$2,922	$1,676

4. Investments and Fair Value Measurements

Debt and marketable equity securities are classified as available-for-sale and are carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses (other than the credit portion of any other-than-temporary impairment, which is included in net income (loss)) included in accumulated other comprehensive income, net of tax. We review investments in debt and equity securities for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that the investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that the gross unrealized losses on short-term investments at September 30, 2009 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses (which may not be until maturity). Evidence that we will recover our investments outweighs evidence to the contrary.

We adopted ASC 820-10-35 in the second quarter of 2009, which expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities to require a more detailed, risk-oriented breakdown of major security types and related information and requires that certain disclosures, previously only required to be made annually, be made for interim periods.

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2009
U.S. Government securities and sponsored entities	$35,320	$124	$(3)	$35,441
Foreign Government securities	1,999	1	—	2,000
Corporate debt securities	81,594	861	(230)	82,225
Mortgage-backed securities — residential	17,527	333	(13)	17,847
Money market funds(1)	1,251	—	—	1,251

Total short-term investments	$137,691	$1,319	$(246)	$138,764

December 31, 2008
U.S. Government securities and sponsored entities	$4,200	$37	$(1)	$4,236
Corporate debt securities	36,871	33	(961)	35,943
Municipal securities	3,624	38	—	3,662
Mortgage-backed securities — residential	10,253	205	—	10,458
Money market funds	2,900	—	—	2,900

Total short-term investments	$57,848	$313	$(962)	$57,199

(1)

Money market funds of $1.3 million, net of reserves, represent funds in The Reserve Primary Fund (“Fund”) reclassified from cash and cash equivalents as the Fund has adopted a plan of liquidation. As a result, the Fund’s shares are not currently tradable at September 30, 2009. Our interest in the Fund was $14.8 million prior to their adoption of the liquidation plan. As of September 30, 2009, we have received $13.3 million in partial liquidation of our interest in the Fund, which has been invested in alternative money market funds, all of which are highly liquid and currently tradable at $1.00 Net Asset Value. On October 2, 2009, we received an additional $0.3 million in further partial liquidation of our interest in the Fund, which was similarly invested in alternative money market funds currently tradable at $1 Net Asset Value.

The following is a summary of the amortized cost and estimated fair value of investments at September 30, 2009 by maturity date (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$58,170	$58,649
Mature in one to three years	79,521	80,115

Total short-term investments	$137,691	$138,764

For the three months ended September 30, 2009 and 2008, net realized gains of $0.06 and $0.01 million, respectively, were recognized in interest and other income, net. For the nine months ended September 30, 2009 and 2008, net realized gains of $0.15 and $3.8 million (net of $0.25 million impairment charge), respectively, were recognized in interest and other income, net. As of September 30, 2009 and December 31, 2008, net unrealized gains of $1.1 and net unrealized losses of $0.6 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets.

Fair Value Measurements

We adopted ASC 820 effective January 1, 2008. ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy as follows:

Level 1: Inputs that are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

Level 2: Inputs that are other than quoted prices included within Level 1, that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date for the duration of the instrument’s anticipated life or by comparison to similar instruments; and

Level 3: Inputs that are unobservable or inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These include management’s own judgments about market participant assumptions developed based on the best information available in the circumstances.

At September 30, 2009, our investments have been presented in accordance with the fair value hierarchy specified in ASC 820 as follows (in thousands):

	September 30, 2009	Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs Level 3
U.S. Government securities and sponsored entities	$35,441	$6,046	$29,395	$—
Foreign Government securities	2,000	—	2,000	—
Corporate debt securities	91,923	—	91,826	97
Mortgage-backed securities — residential	17,847	—	17,847	—
Money market funds	96,105	94,854	—	1,251

	$243,316	$100,900	$141,068	$1,348

Included in money market funds is $94.9 million and included in corporate debt securities is $9.6 million, which have been classified as cash equivalents.

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

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs which are directly or indirectly observable.

At September 30, 2009, one corporate debt instrument and one money market fund have been classified as Level 3 due to their significantly low level of trading activity. The portion of money market funds, which has been classified as Level 3, consists of funds placed in the Fund of $1.3 million.

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 (in thousands):

	Level 3
	Corporate Debt Securities	Money Market Funds
Balance at December 31, 2008	$199	$2,900
Included in interest and other income, net	(76)	—
Included in other comprehensive income	(4)	—
Purchases, sales, and maturities	(22)	(1,649)

Balance at September 30, 2009	$97	$1,251

Investments that we currently own could suffer declines in fair value and become other-than-temporarily impaired. We continuously assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost basis, the seniority and durations of the securities, adverse conditions related to a security, industry, or sector, historical and projected issuer financial performance, credit ratings, issuer specific news, and other available relevant information. Based on the above analysis, we identified one security that was other than temporarily impaired at December 31, 2008. As a result of our adoption of ASC 320-10-65-1 effective in the second quarter of 2009, we recorded a cumulative effect adjustment of $0.1 million, to reduce the cost of the previously identified security and retained earnings. There were no further other than temporary impairments or credit related impairments for the nine months ended September 30, 2009.

In determining whether a credit loss existed, we use our best estimate of the present value of cash flows expected to be collected from the debt security. For asset-backed and mortgage-backed securities, cash flow estimates including prepayment assumptions were based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries, and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities.

The following table presents the change in other-than-temporary credit-related impairment charges, for which a portion of the other-than-temporary impairment is related to other factors, which was recognized in other comprehensive income subsequent to the implementation of ASC 320-10-65-1 (in thousands):

Credit related impairments on investments as of March 31, 2009	$—
Cumulative effect adjustment upon adoption of ASC 320-10-65-1	60
Credit related impairments recognized subsequent to adoption	—

Credit related impairments on investments at September 30, 2009	$60

5. Earnings Per Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding non-vested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from non-vested shares of restricted stock using the treasury stock method, from shares to be purchased under the ESPP, and from the conversion of our 1.50% Convertible Senior Debentures (the “Debentures”) prior to redemption on June 2, 2008. In computing the dilutive effect of the Debentures, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with the Debentures. Any potential shares that are anti-dilutive as defined in ASC 260, Earnings per Share, are excluded from the effect of dilutive securities.

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 (in thousands, except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic net income (loss) per share:
Net income (loss) available to common stockholders	$(12,169)	$(3,644)	$1,236	$(8,931)

Weighted average common shares outstanding	49,400	52,167	49,990	52,919
Basic net income (loss) per share	$(0.25)	$(0.07)	$0.02	$(0.17)

Dilutive net income (loss) per share:
Net income (loss) available to common stockholders	$(12,169)	$(3,644)	$1,236	$(8,931)

Weighted average common shares outstanding	49,400	52,167	49,990	52,919
Dilutive stock options and non-vested restricted stock	—	—	574	—

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	49,400	52,167	50,564	52,919

Dilutive net income (loss) per share	$(0.25)	$(0.07)	$0.02	$(0.17)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock options, non-vested restricted stock, and ESPP shares	6,125	7,636	5,778	7,775
Convertible debt	—	—	—	5,039

Total potential shares of common stock excluded from the computation of diluted earnings per share	6,125	7,636	5,778	12,814

Effective for interim and annual periods beginning after December 15, 2008, ASC 260-10-45 to 65, Earnings per Share, requires use of the two-class method to calculate earnings per share when non-vested restricted stock awards are eligible to receive dividends (i.e., participating securities), even if we do not intend to declare dividends. Although our non-vested restricted stock awards are eligible to receive dividends, they are not material as compared with total weighted average diluted shares outstanding. Consequently, the impact on our earnings per share presentation in applying the two-class method is immaterial.

6. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Inventories, net of allowances:
Raw materials	$24,950	$28,769
Work in process	3,776	2,901
Finished goods	14,748	17,115

	$43,474	$48,785

Product warranty reserves

Product warranty reserve activities for the nine months ended September 30, 2009 and 2008 (in thousands):

	2009	2008
Balance at January 1	$6,791	$7,918
Provision for warranty	5,145	2,185
Settlements	(5,475)	(3,782)

Balance at September 30	$6,461	$6,321

7. Income taxes

For the third quarter of 2009, we recorded a tax benefit of 12% on a pre-tax loss compared to a tax benefit of 57% on a pre-tax loss for the same period in 2008. The tax benefit for the third quarter of 2009 included tax benefits of $0.9 million related to restructuring and severance costs, $0.3 million related to our reassessment of taxes resulting from the filing of our 2008 federal and state income tax returns, and $0.2 million related to tax deductions resulting from ESPP dispositions. The third quarter 2009 tax benefit also included tax charges of $0.9 million related to tax shortfalls recorded pursuant to ASC 718-740, Stock Compensation – Income Taxes and $0.2 million related to potential interest related to future tax assessments. The tax benefit for the third quarter of 2008 included tax benefits of $2.5 million related to the completion of our 2002-2004 IRS audit, $0.7 million related to our reassessment of taxes resulting from the filing of our 2007 federal and state income tax returns, and $0.1 million related to tax deductions resulting from ESPP dispositions. The third quarter 2008 tax benefit also included tax charges of $0.8 million related to tax shortfalls recorded pursuant to ASC 718-740 and $0.3 million related to potential interest related to future tax assessments. Without these discrete charges and benefits above, our tax benefit was 12% on a pre-tax loss for the third quarter of 2009 compared to 29% on a pre-tax loss for the same period in 2008. The decrease in the tax benefit rate from 2008 to 2009, without the discrete charges and benefits above, is due primarily to decreased profitability in low tax jurisdictions.

For the nine months ended September 30, 2009, we recorded a tax provision of 94% of pre-tax income compared to a tax benefit of 46% on a pre-tax loss for the same period in 2008. For the nine months ended September 30, 2009, the tax provision included tax charges of $32.3 million related to the gain on sale of building and land, $4.0 million related to tax shortfalls recorded pursuant to ASC 718-740, and $0.4 million related to potential interest related to future tax assessments. The tax provision for the nine months ended September 30, 2009 also included tax benefits of $3.6 million related to restructuring and severance costs, $1.3 million related to asset impairment charges, $0.3 million related to our reassessment of interest payments related to the 2002-2004 IRS audit, $0.3 million related to our reassessment of taxes resulting from the filing of our 2008 federal and state income tax returns, and $0.3 million related to tax deductions resulting from ESPP dispositions. For the nine months ended September 30, 2008, the tax benefit included tax benefits of $2.5 million related to the completion of our 2002-2004 IRS audit, $2.2 million related to severance payments, $0.7 million related to our reassessment of taxes resulting from the filing of our 2007 federal and state income tax returns, $0.3 million related to a reduction in tax reserves established in prior years on income from foreign operations, and $0.2 million related to tax deductions resulting from ESPP dispositions. The tax benefit for the nine months ended September 30, 2008 also included tax charges of $0.8 million related to tax shortfalls recorded pursuant to ASC 718-740 and $0.5 million in potential interest related to future tax assessments. Without these discrete charges and benefits above, our tax benefit was 24% on a pre-tax loss for the nine months ended September 30, 2009 compared to 26% on a pre-tax loss for the same period in 2008. The decrease in the tax benefit rate from 2008 to 2009, without the discrete charges and benefits above, is due primarily to decreased profitability in low tax jurisdictions.

Primary differences in 2009 and 2008 between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits associated with credits for research and development costs for 2009, lower taxes on permanently invested foreign earnings in 2008, and the tax effects of charges related to stock-based compensation recorded pursuant to ASC 718-740, which are non-deductible for tax purposes.

As of September 30, 2009 and December 31, 2008, the total amount of unrecognized benefits was $37.9 million and $33.8 million, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2009 and December 31, 2008 we have accrued $2.6 million for potential payments of interest and penalties.

As of September 30, 2009, we were subject to examination by the U.S. federal and state tax jurisdictions for the 2004-2008 tax years and the Netherlands for 2006-2008 tax years.

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

As of September 30, 2009, the end of the quarterly period covered by this report, we are subject to the various claims, lawsuits, investigations or proceedings discussed below, as well as certain other legal proceedings that have arisen in the ordinary course of business.

Leggett & Platt, Inc. and L&P Property Management Company:

On November 6, 2007, EFI filed a complaint against Leggett & Platt, Inc. and its patent holding subsidiary, L&P Property Management Company (“L&P”) in the U.S. District Court for the Eastern District of Missouri for declaratory and injunctive relief challenging the validity and enforceability of U.S. Patent No. 7,290,874 (the “‘874 patent”) issued to L&P. The ‘874 patent is a continuation of U.S. Patent No. 6,755,518 (the “‘518 patent”), which L&P previously asserted against EFI in a prior court action. The court ultimately invalidated the ‘518 patent in the prior court action on multiple grounds. In the present action, EFI filed a motion for summary judgment that the ‘874 patent is invalid for reasons similar to the ‘518 patent. After EFI filed its summary judgment motion, L&P was issued US Patent No. 7,520,602 (the “‘602 patent”) and filed an amended complaint asserting it against EFI as well as asserting that EFI breached a non-disclosure agreement. In response, EFI has challenged the validity and enforceability of the ‘602 patent and denied any breach of contract. On July 14, 2009, the court granted EFI’s motion for summary judgment and held that all of the claims in L&P’s ‘874 patent are invalid. The proceedings remain pending as to the ‘602 patent and L&P’s breach of contract claim, however. While EFI firmly believes that it is not liable for breach of contract, that its products do not infringe the ‘602 patent, and that the ‘602 patent should be invalidated for reasons similar to the ‘518 and ‘874 patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Durst Fototechnik Technology GmbH v. Electronics for Imaging, GmbH et al.:

On February 23, 2007, Durst brought a patent infringement action against Electronics for Imaging, GmbH (“EFI GmbH”) in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity and unenforceability based on Durst’s improper actions before the German patent office. EFI filed its Statement of Defense on August 29, 2007. EFI’s defenses include those for EFI GmbH, as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2007. At the conclusion of the trial, the court ordered the parties to provide further briefing regarding issues raised by EFI regarding the validity of Durst’s patent. On February 15, 2008, the Court decided to appoint an expert to assist it on questions related to the validity of the Durst utility model right. EFI will continue to defend itself vigorously. While EFI believes that its products do not infringe any valid claim of Durst’s patent, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

9. Segment Information and Geographic Data

ASC 280, Segment Reporting, requires segment information to be presented based on internal reporting used by the chief operating decision maker to allocate resources and evaluate segment performance. Our enterprise management processes have become further refined in 2009 to use financial information that is closely aligned with our three product categories at the gross profit level. Relevant discrete financial information is prepared at the gross profit level for each of our three operating segments that is used by the chief operating decision making group to allocate resources and assess the performance of each segment.

Our operating segments are:

Fiery, which consists of our color digital print controller line of products that is sold to original equipment manufacturers for sale to customers, comprising (i) stand-alone print controllers that are connected to digital copiers and other peripheral devices, (ii) embedded and design-licensed solutions that are used in digital copiers, desktop laser printers, and multifunctional devices, and (iii) optional software that is integrated into our controller solutions.

Inkjet, which consists of (i) our VUTEk super-wide format digital inkjet printers and inks that are used by billboard graphics printers, commercial photo labs, large sign shops, graphic screen printers and digital graphics providers to print billboards, building wraps, banners, art exhibits, point of purchase signage and other large displays, (ii) our early stage Jetrion industrial inkjet digital printing systems, custom high-performance integration solutions and specialty inks for the converting, packaging, and direct mail industries, and (iii) our early stage Rastek hybrid and flatbed UV wide format graphics printers for the mid-range market sector.

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

Summary gross profit information by operating segment, excluding stock-based compensation, for the three and nine months ended September 30, 2009 and 2008, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Fiery
Revenue	$42,004	$68,036	$131,319	$208,547
Gross profit	26,903	46,466	87,261	140,482
Gross profit percentages	64.0%	68.3%	66.4%	67.4%
Inkjet
Revenue	$44,336	$60,805	$112,897	$172,185
Gross profit	14,951	25,201	35,246	73,211
Gross profit percentages	33.7%	41.4%	31.2%	42.5%
APPS
Revenue	$14,515	$15,825	$42,894	$44,384
Gross profit	10,589	10,958	30,189	29,600
Gross profit percentages	73.0%	69.2%	70.4%	66.7%

A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment gross profit	$52,443	$82,625	$152,696	$243,293
Stock-based compensation expense	(253)	(560)	(807)	(2,023)

Gross profit	$52,190	$82,065	$151,889	$241,270

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows:

	Fiery	Inkjet	APPS
September 30, 2009
Goodwill	$53,249	$36,705	$31,208
Identified intangible assets, net	—	45,806	11,665
Tangible assets, net of liabilities	44,799	85,917	5,656

Net tangible and intangible assets	$98,048	$168,428	$48,529

December 31, 2008
Goodwill	$53,249	$36,126	$33,206
Identified intangible assets, net	52	59,411	13,529
Tangible assets, net of liabilities	30,178	76,675	(4,352)

Net tangible and intangible assets	$83,479	$172,212	$42,383

Segment assets exclude corporate assets, such as cash, short-term and long-term investments, and taxes payable.

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

The following is a breakdown of revenues by sales origin for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Americas	$58,184	$77,274	$167,349	$220,830
Europe, Middle East and Africa	30,083	49,885	85,307	152,468
Japan	8,879	13,755	24,897	38,224
Other International Locations	3,709	3,752	9,557	13,594

Total Revenue	$100,855	$144,666	$287,110	$425,116

10. Valuation of Goodwill

We perform our annual goodwill impairment analysis in the third quarter of each year according to the provisions of ASC 350-20-35, Goodwill – Intangibles and Other – Subsequent Measurement. A two-step impairment test of goodwill is required. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference.

Based on the outcome of the interim impairment analysis completed during the fourth quarter of 2008, we concluded that an impairment had occurred relating to the Inkjet reporting unit, which resulted in a non-cash goodwill impairment charge of $104 million during the fourth quarter of 2008.

We performed our annual valuation analysis of goodwill on September 30, 2009 in accordance with ASC 350-20-35. The goodwill valuation analysis was performed based on our respective reporting units — Fiery, Inkjet, and APPS. Our reporting units are consistent with our operating segments identified in Note 9 of these Notes to Condensed Consolidated Financial Statements.

We determined the fair value of the Inkjet reporting unit by equally weighting the market and income approaches. The fair value of the Fiery and APPS reporting units were determined based on the market approach. Under the market approach, we estimated fair value based on market multiples of revenues or earnings of comparable companies. Under the income approach, we measured fair value of the Inkjet reporting unit based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units exceed their carrying values. Fiery, Inkjet, and APPS fair values are $115, $183, and $64 million, respectively, which exceeds carrying value by 17%, 8%, and 31%, respectively.

To identify suitable comparable companies under the market approach, consideration was given to the financial condition and operating performance of the entity being evaluated relative to companies operating in the same or similar businesses, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives. Consideration was given to the investment characteristics of the subject company relative to those of similar publicly traded companies (i.e., guideline companies). Guideline company stocks are actively traded.

Two applications of the market approach are the Public Company Market Multiple Method (“PCMMM”) and the Similar Transaction Method. In applying the PCMMM, valuation multiples were derived from historical and projected operating data of guideline companies and applied to the appropriate operating data of our reporting units to arrive at an indication of fair value. Four suitable guideline companies were identified for the Inkjet reporting unit. Suitable guideline companies could not be identified for the Fiery and APPS reporting units. Consequently, the similar transaction method was employed based on actual majority acquisition transactions in the Fiery reporting unit’s industry and the APPS reporting unit’s industry to arrive at an indication of the fair value of these reporting units.

Because the fair value of the Fiery and APPS reporting units significantly exceeded their carrying values as of September 30, 2009 as indicated by the internal market-based analysis, management did not deem it necessary to further supplement the bases for its 2009 judgment. While the fair value of the Inkjet reporting unit exceeded its carrying value based on our internal market-based valuation, management determined to further examine whether an impairment had occurred given the recent Inkjet impairment recognized in the fourth quarter of 2008. We reviewed the factors that could trigger an impairment charge and completed an income-based impairment analysis. As part of this process, we engaged a third party valuation firm to aid management in its analysis. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the impairment analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

Solely for purposes of establishing inputs for the income approach to assessing the fair value of the Inkjet reporting unit, we made the following assumptions:

•	A difficult economic climate will continue through 2010, substantially mitigated by new product introductions in 2009 and 2010,

•	followed by a recovery period between 2011 and 2013, and

•	long-term industry growth past 2013.

Our discounted cash flow projections for the Inkjet reporting unit were based on five-year financial forecasts, which were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the independent valuation firm engaged by us. The significant assumptions utilized in these five-year forecasts included annual revenue growth rates ranging from 6% to 29% for the Inkjet reporting unit, which equates to a compound annual growth rate of 10.5%. Future cash flows were discounted to present value using a mid-year convention and a discount rate of 16%. Terminal values were calculated using the Gordon growth methodology with a long-term growth rate of 4.5%. The sum of the fair values of the Fiery, APPS, and Inkjet reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. The significant assumptions used in determining fair values of the reporting units using comparable company market values include the determination of appropriate market comparables and the estimated multiples of revenue and EBITDA that a willing buyer is likely to pay, gross profits, and the estimated control premium a willing buyer is likely to pay. Inkjet gross profits are assumed to increase as fixed production costs are absorbed by increasing Inkjet volumes.

To assess the reasonableness of the estimated control premium of 23% we examined the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units. We examined the weighted average and median control premiums offered in these industries, industry specific control premiums, and specific transaction control premiums to conclude that our estimated control premium is reasonable.

We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the life of the asset may need to be revised. Factors considered important that could trigger an impairment review include the following:

•	significant negative industry or economic trends,

•	significant decline in our stock price for a sustained period,

•	our market capitalization relative to net book value,

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and

•	our assessment of growth and profitability in each reporting unit over the coming years.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at September 30, 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross margin rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the third quarter of 2010 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

11. Restructuring and Other

We recorded restructuring and other charges of $2.2 and $12.2 million for the three and nine months ended September 30, 2009, respectively, and $3.5 and $8.7 million for the three and nine months ended September 30, 2008, respectively, primarily consisting of restructuring, severance, asset impairment, and charges to downsize our facilities. Restructuring and severance charges of $2.2 and $8.4 million related to head count reductions of 38 and 227 for the three and nine months ended September 30, 2009, respectively, and $2.1 and $7.1 million related to head count reductions of 51 and 153 for the three and nine months ended September 30, 2008. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Asset impairment for the nine months ended September 30, 2009 of $3.2 million consists primarily of project abandonment costs relating to equipment charges in the Inkjet operating segment. Restructuring and other charges includes charges to downsize two facilities during the second quarter of 2009 and charges to downsize two facilities and integrate our Pace acquisition and related employees during the third quarter of 2008.

During each of the first three quarters of 2009, we announced restructuring plans to better align our costs with revenue levels due to the current economic environment. These reductions are one of many cost-reduction actions that we are taking to lower our quarterly operating expense run rate. The restructuring plan is accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 820, Fair Value Measurements and Disclosures, which became effective with respect to restructuring-related liabilities initially in the first quarter of 2009.

Restructuring and other reserve activities for the nine months ended September 30, 2009 and 2008 are summarized as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Reserve balance at January 1	$3,847	$—
Restructuring charges	7,800	6,784
Restructuring reserve related to acquisition of Pace	—	358
Other charges	4,366	1,926
Non-cash asset impairment	(2,334)	—
Cash payments	(8,987)	(5,876)

Reserve balance at September 30	$4,692	$3,192

12. Common Stock Repurchase Programs

On February 5, 2009, our Board of Directors approved a $100 million share repurchase program, including a $30 million accelerated share repurchase (“ASR”), by utilizing a portion of proceeds from the January 2009 sale of building and land. The purpose of the ASR was to combine the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of a disciplined daily open market stock repurchase program. Approximately $70 million remains available under the $100 million share repurchase program to repurchase shares as of September 30, 2009. The February 2009 authorization replaced the previously approved share repurchase program. Our buyback program is limited by SEC regulations and by compliance with our insider trading policy.

On February 18, 2009, we entered into an agreement with UBS AG, London branch, (“UBS”) to repurchase $30 million of our common stock under the ASR program. In March 2009, 2.8 million shares were delivered by UBS representing the minimum number of shares to be delivered under the ASR agreement. Upon the discretion of UBS, the final completion date of the ASR occurred in August with the delivery of 87 thousand shares. We are not obligated to issue any shares or transfer any assets beyond the $30 million payment made in the first quarter of 2009. All shares received from the ASR were recognized as additional treasury stock thereby reducing shares outstanding.

For the three and nine months ended September 30, 2009 employees surrendered 5 thousand and 32 thousand shares, respectively, to satisfy tax withholding obligations that arose on the vesting of restricted stock units. These repurchased shares are recorded as treasury stock and are accounted for under the cost method. None of the shares of common stock that we have repurchased have been cancelled.

13. Sale of Building and Land

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.3 million to Gilead Sciences, Inc. (“Gilead”). The property sold included an approximately 163,000 square foot building at 301 Velocity Way as well as approximately 30 acres of land. All conditions precedent to the receipt of the funds held in escrow were resolved during the second quarter of 2009. Direct transaction costs consist primarily of broker commissions, documentary transfer and title costs, legal fees, and other expenses. The cost of the land, building, and improvements accounted for as Assets Held for Sale at December 31, 2008 were included in the determination of the gain on sale of building and land for the nine months ended September 30, 2009 as follows (in millions):

Sales proceeds	$137.3
Assets held for sale at December 31, 2008	55.4
Direct transaction costs	1.9

Gain on sale of building and land	$80.0

14. Subsequent Events

On October 28, 2009, our Board of Directors approved the repurchase of up to $70 million of our common stock through the use of a “modified Dutch auction” tender offer. This approval utilizes the balance of the previously authorized $100 million share repurchase program.

In May 2009, the FASB issued ASC 855, Subsequent Events, which established general accounting standards and disclosure requirements for subsequent events. We have evaluated subsequent events through the date and time these interim condensed consolidated financial statements were issued on November 6, 2009.

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

Business Overview

We are the world leader in color digital print controllers, super-wide format printers and inks and print management solutions. Our award-winning solutions, integrated from creation to print, deliver increased performance, cost savings and productivity. Our robust product portfolio includes Fiery digital color print servers; Inkjet products including VUTEk super-wide digital inkjet printers, Jetrion industrial inkjet printing systems, Rastek wide format digital inkjet printers, and inks for each of these product lines; and APPS consisting of print production workflow and management information software, and corporate printing solutions. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services and produce accurate digital output.

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

Results of Operations

The following table sets forth items in our condensed consolidated statements of operations as a percentage of total revenue for the three and nine months ended September 30, 2009 and 2008. These operating results are not necessarily indicative of our results for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	100%	100%	100%	100%
Gross Profit	52	57	53	57
Operating expenses:
Research and development	27	23	29	25
Sales and marketing	26	21	27	21
General and administrative	9	9	9	10
Restructuring and other	2	3	4	2
Amortization of identified intangibles and in-process research & development	3	7	5	6

Total operating expenses	67	63	74	64

Loss from operations	(15)	(6)	(21)	(7)
Interest and other income, net	1	—	1	3
Gain on sale of building and land	—	—	28	—

Income (loss) before income taxes	(14)	(6)	8	(4)
Benefit from (provision for) income taxes	1	3	(7)	2

Net income (loss)	(13)%	(3)%	1%	(2)%

For the three months ended September 30, 2009, pretax net loss of $13.9 million includes $5.0 million of U.S. pretax net loss. The pretax net loss attributable to U.S. operations was impacted by the amortization of identified intangibles of $3.1 million, stock-based compensation expense of $4.9 million, and restructuring and other costs of $2.2 million.

For the nine months ended September 30, 2009, pretax net income of $21.1 million includes $35.6 million of U.S. pretax net income. The pretax net income attributable to U.S. operations was impacted by the $80.0 million gain on sale of building and land, offset by the amortization of identified intangibles of $15.5 million, stock-based compensation expense of $13.3 million, and restructuring and other costs of $12.2 million.

Revenue

We classify our revenue into three operating segments. The first segment, “Fiery,” includes products, services, and technology, which connect digital copiers with computer networks, and is made up of stand-alone controllers and embedded desktop controllers, bundled solutions and design-licensed solutions primarily for the office market and commercial printing. This segment includes our Fiery series (external print servers and embedded servers), Splash and MicroPress, color and black and white server products, software options for Fiery products and parts. It also includes server-related revenue comprised of scanning solutions. The second segment, “Inkjet,” consists of sales of super-wide and wide format inkjet printers, industrial inkjet printers, inks, and parts and services revenue from the VUTEk, Jetrion, and Rastek businesses. The third segment, “Advanced Professional Print Software,” or APPS, consists of software technology focused on printing workflow, print management information systems (PMIS), proofing, e-commerce and job tracking tools.

On a sequential basis, the revenue performance in the third quarter of 2009 was $10.7 million, or 12%, higher than second quarter of 2009 results, due to increased revenues in all three operating segments. Fiery revenue increased by $1.8 million, or 5%, largely due to increased sales of low end servers. Inkjet products increased by $7.9 million, or 22%, primarily driven by new product launches across all product categories. Revenue in the APPS category increased by $1.1 million, or 8%, mainly due to the close of a large transaction.

Revenues by Operating Segment

For the three months ended September 30, 2009 and 2008, revenues by operating segment were as follows (in thousands):

	Three months ended September 30,
	2009	Percent of total	2008	Percent of total	Change
					$	%
Fiery	$42,004	41%	$68,036	47%	$(26,032)	(38)%
Inkjet	44,336	44%	60,805	42%	(16,469)	(27)%
APPS	14,515	15%	15,825	11%	(1,310)	(8)%

Total revenue	$100,855	100%	$144,666	100%	$(43,811)	(30)%

Fiery Revenues

Fiery revenues decreased 38% in the third quarter of 2009 compared to the same period in 2008 resulting from declines in all Fiery product categories. The overall decline was caused by reduced demand from our OEM customers throughout the world due to the global economy. The tightening of the global credit markets also indirectly contributed to the decline as it has become relatively more difficult for some customers to obtain equipment financing.

Inkjet Revenues

Inkjet revenues decreased by 27% in the third quarter of 2009 compared to the same period in 2008 due to decreased sales of our Inkjet printers due to the tightened credit market, partially offset by the release of new products at the end of the quarter. It has become relatively more difficult for customers to obtain financing to purchase our products due to the tightening of global credit markets. This was partially offset by the release of new products during the third quarter of 2009. The Rastek business was acquired during the fourth quarter of 2008 and benefited revenues during the third quarter of 2009.

Sales have increased in the current quarter as compared with the preceding quarter due to new products launched in all three product categories, but these revenue increases have not yet achieved prior year revenue levels due to the challenging economic environment.

Advanced Professional Print Software Revenues (“APPS”)

APPS revenues decreased by 8% compared to the third quarter of 2008 primarily due to decreased license revenue.

The APPS operating segment includes our management systems software, including Monarch (formerly Hagen), Pace, PSI, Logic, PrintSmith and PrintFlow; our web-based order entry and order management software; and our color proofing software. In 2008, we reorganized our PMIS product lines after the acquisition of Pace to better leverage our investment in this segment and concentrate our resources on fewer products. As a result, we are no longer selling PSI and Logic to new customers and have reduced our investment in the development of these products. We currently sell PrintSmith to small print-for-pay and small commercial print shops, Pace to medium and large commercial print shops, and Monarch to large commercial, publication, and digital print shops.

For the nine months ended September 30, 2009 and 2008, revenues by operating segment were as follows (in thousands):

	Nine months ended September 30,
	2009	Percent of total	2008	Percent of total	Change
					$	%
Fiery	$131,319	46%	$208,547	49%	$(77,228)	(37)%
Inkjet	112,897	39%	172,185	41%	(59,288)	(34)%
APPS	42,894	15%	44,384	10%	(1,490)	(3)%

Total revenue	$287,110	100%	$425,116	100%	$(138,006)	(32)%

Fiery Revenues

Fiery revenues decreased by 37% during the nine months ended September 30, 2009 compared to the same period in 2008 resulting from declines in all Fiery product categories. These declines were caused by reduced demand from our OEM customers throughout the world due to a slow global economy as well as inventories held by customers in prior quarters. The tightening of the global credit markets also indirectly contributed to the decline as it has become relatively more difficult for some customers to obtain equipment financing.

Inkjet Revenues

Inkjet revenues decreased by 34% during the nine months ended September 30, 2009 compared to the same period in 2008 due to decreased sales of our Inkjet printers due to the tightened credit market, partially offset by the release of new products during the third quarter of 2009. It has become relatively more difficult for customers to obtain financing to purchase our products due to the tightening of global credit markets. The Rastek business was acquired during the fourth quarter of 2008 and benefited revenues during 2009.

Advanced Professional Print Software Revenues (“APPS”)

APPS revenues decreased by 3% during the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to decreased PMIS license and service revenue, as well as decreased e-commerce revenue.

Revenues by Geographic Area

Revenues by geographic regions for the three months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended September 30,
	2009	Percent of total	2008	Percent of total	Change
					$	%
Americas	$58,184	57%	$77,274	54%	$(19,090)	(25)%
EMEA	30,083	30%	49,885	34%	(19,802)	(40)%
Japan	8,879	9%	13,755	10%	(4,876)	(35)%
Other international locations	3,709	4%	3,752	2%	(43)	(1)%

Total revenue	$100,855	100%	$144,666	100%	$(43,811)	(30)%

Americas revenues decreased by 25% for the three months ended September 30, 2009 compared to the same period in 2008, primarily due to weakness in sales of our Fiery products caused by reduced demand from our OEM customers due to a slowing of the economy and weakness in sales of our Inkjet products due to the tightening global credit markets and the decline in global marketing spending. Likewise, the softening of the retail sector and the related demand for signs, billboards and point of purchase displays has impacted our customers’ businesses. Europe, Middle East, and Africa (“EMEA”) decreased 40% in revenue primarily due to the slowing economy and tightening of credit markets in Europe while Japan decreased 35% in revenue due to lower demand for our Fiery products. Other international locations revenues are comparable to the same quarter in the prior year. New product launches during the third quarter of 2009 are beginning to mitigate the impact of the economic environment.

Inkjet product revenues in the third quarter of 2009 represented 42%, 55%, 11%, and 60% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 40%, 54%, 5%, and 56% in the same quarter of 2008.

Revenues by geographic regions for the nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Nine months ended September 30,
	2009	Percent of total	2008	Percent of total	Change
					$	%
Americas	$167,349	58%	$220,830	52%	$(53,481)	(24)%
EMEA	85,307	30%	152,468	36%	(67,161)	(44)%
Japan	24,897	9%	38,224	9%	(13,327)	(35)%
Other international locations	9,557	3%	13,594	3%	(4,037)	(30)%

Total revenue	$287,110	100%	$425,116	100%	$(138,006)	(32)%

Americas revenues decreased by 24% for the nine months ended September 30, 2009 compared to the same period in 2008, primarily due to weakness in sales of our Fiery products caused by reduced demand from our OEM customers due to the slowing economy and weak sales of our Inkjet products due to the tightening of global credit markets and the decline in global marketing spending. Likewise, the softening of the retail sector and the related demand for signs, billboards and point of purchase displays has impacted our customers’ businesses. EMEA revenues decreased 44% primarily due to the slowing economy and tightening of credit markets in Europe while Japan revenues decreased 35% as a result of lower demand for our Fiery products. Other international locations revenues decreased by 30% mainly driven by lower sales due to the impact of macro-economic conditions.

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

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the nine month period ended September 30, 2009, two customers – Canon and Xerox – each provided more than 10% of our revenue individually and approximately 24% of revenue in the aggregate. For the nine month period ended September 30, 2008, two customers – Canon and Xerox – each provided more than 10% of our revenue individually and approximately 30% of revenue in the aggregate.

Our decreasing revenue reliance on our major OEM partners is attributable to the increase in the Inkjet operating segment where most revenue is generated from sales to distributors and direct customers. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations with most of our OEMs to purchase our products at all, or in significant amounts. Such reductions have occurred in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenues from Inkjet and APPS products, the percentage of our revenue that comes from individual OEMs will decrease.

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

If sales of our products do not grow over time in absolute terms, or if we are not able to meet demand for higher unit volumes, it could have a material adverse effect on our operating results. There can be no assurance that any products that we introduce in the future will successfully compete, be accepted by the market, or otherwise effectively replace the volume of revenue and/or income from our older products. Market acceptance of our software products, products acquired through acquisitions, and other products cannot be assured. In addition, we may experience potential loss of sales, unexpected costs, or adverse impact on relationships with customers or suppliers as a result of acquisitions.

We also believe that in addition to the factors described above, price reductions for our products will affect revenues in the future. We have previously reduced and in the future will likely change prices for our products. Depending upon the price-elasticity of demand for our products, the pricing and quality of competitive products, and other economic and competitive conditions, price changes have had and may in the future have an adverse impact on our revenues and profits.

Gross Profit

Gross profits by operating segment, excluding stock-based compensation, for the three months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30, 2009
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$42,004	$44,336	$14,515	$—	$100,855
Cost of revenue	15,101	29,385	3,926	253	48,665

Gross profit	$26,903	$14,951	$10,589	$(253)	$52,190

Gross profit percentages	64.0%	33.7%	73.0%		51.7%

	Three Months Ended September 30, 2008
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$68,036	$60,805	$15,825	$—	$144,666
Cost of revenue	21,570	35,604	4,867	560	62,601

Gross profit	$46,466	$25,201	$10,958	$(560)	$82,065

Gross profit percentages	68.3%	41.4%	69.2%		56.7%

For the three months ended September 30, 2009 our gross profit was 51.7% compared to 56.7% for the same period in 2008. The decrease in overall gross profits was primarily due to a mix shift toward our lower gross profit Inkjet product lines, lower Fiery gross profits, and Inkjet fixed manufacturing costs spread over lower Inkjet revenue. Inkjet fixed manufacturing costs have decreased as compared with the prior year, but not by enough to offset the revenue decline.

For the three months ended September 30, 2009 Fiery gross profit was 64.0% compared to 68.3% for the same period in 2008. Fiery gross profit was negatively impacted by chipset royalties and spare parts gross profits.

For the three months ended September 30, 2009 Inkjet gross profit was 33.7% compared to 41.4% for the same period in 2008. The decrease was primarily driven by relatively fixed manufacturing costs spread over lower printer revenue and a mix shift toward lower margin Inkjet product lines. Inkjet fixed manufacturing costs have decreased as compared with the prior year, but not by enough to offset the revenue decline. Inkjet gross profit has increased in the third quarter of 2009 (33.7%) compared with the second quarter of 2009 (30.0%) due to the impact of new product launches and increased volumes.

For the three months ended September 30, 2009 APPS gross profit was 73.0% compared to 69.2% for the same period in 2008. APPS gross profits improved from the same quarter in 2008 primarily due to operating efficiencies, which continue to be achieved through the Pace acquisition, which closed during the third quarter of 2008, and the impact of a large transaction, which closed during the third quarter of 2009.

Stock-based compensation expense included within cost of revenue decreased to $0.3 million in the third quarter of 2009 as compared with $0.6 million during the same quarter of 2008 primarily due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method.

Gross profits by operating segment, excluding stock-based compensation, for the nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Nine Months Ended September 30, 2009
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$131,319	$112,897	$42,894	$—	$287,110
Cost of revenue	44,058	77,651	12,705	807	135,221

Gross profit	$87,261	$35,246	$30,189	$(807)	$151,889

Gross profit percentages	66.4%	31.2%	70.4%		52.9%

	Nine Months Ended September 30, 2008
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$208,547	$172,185	$44,384	$—	$425,116
Cost of revenue	68,065	98,974	14,784	2,023	183,846

Gross profit	$140,482	$73,211	$29,600	$(2,023)	$241,270

Gross profit percentages	67.4%	42.5%	66.7%		56.8%

For the nine months ended September 30, 2009 our gross profit was 52.9% compared to 56.8% for the same period in 2008. The decrease in overall gross profits was primarily due to a mix shift toward our lower gross profit Inkjet product lines, lower Fiery gross profits, and lower Inkjet fixed manufacturing costs spread over lower Inkjet revenue. Inkjet fixed manufacturing costs have decreased as compared with the prior year, but not by enough to offset the revenue decline.

For the nine months ended September 30, 2009 Fiery gross profit was 66.4% compared to 67.4% for the same period in 2008. Fiery gross profit was negatively impacted by spare parts gross profits.

For the nine months ended September 30, 2009 Inkjet gross profit was 31.2% compared to 42.5% for the same period in 2008. The decrease was primarily driven by relatively fixed manufacturing costs spread over lower printer revenue, a mix shift toward lower margin Inkjet product lines, and costs to consolidate our ink production into a single facility to streamline the production process, reduce ink production costs, and reduce ink inventories. Inkjet fixed manufacturing costs have decreased as compared with the prior year, but not by enough to offset the revenue decline.

For the nine months ended September 30, 2009 APPS gross profit was 70.4% compared to 66.7% for the same period in 2008. APPS gross profits improved primarily due to operating efficiencies, which continue to be achieved through the Pace acquisition, which closed during the third quarter of 2008, and the impact of a large transaction, which closed during the third quarter of 2009.

Stock-based compensation expense included within cost of revenue decreased to $0.8 million in the first nine months of 2009 as compared with $2.0 million during the same period in 2008 primarily due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method.

Operating Expenses

The following table shows operating expenses for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
			$	%			$	%
Research and development	27,128	33,782	$(6,654)	(20)%	84,236	106,157	$(21,921)	(21)%
Sales and marketing	25,691	30,249	(4,558)	(15)%	75,584	90,650	(15,066)	(17)%
General and administrative	9,147	13,597	(4,450)	(33)%	26,037	40,620	(14,583)	(36)%
Restructuring and other	2,206	3,496	(1,290)	(37)%	12,166	8,710	3,456	40%
Amortization of identified intangibles and in-process research & development	3,078	9,560	(6,482)	(68)%	15,501	23,952	(8,451)	(35)%

Total operating expenses	$67,250	$90,684	$(23,434)	(26)%	$213,524	$270,089	$(56,565)	(21)%

Operating expenses, including restructuring and other charges, amortization of intangible assets, in-process research & development, and stock-based compensation, decreased by $23.4 million and, as a percentage of revenue, were 67% and 63% for the three months ended September 30, 2009 and 2008, respectively. Total operating expenses, including restructuring and other charges, amortization of intangible assets, in-process research & development, and stock-based compensation, decreased by $56.6 million and, as a percentage of revenue, were 74% and 64% for the nine months ended September 30, 2009 and 2008, respectively.

The decrease in operating expenses was primarily due to significantly lower personnel-related expense due to company-wide reductions in force that occurred throughout 2008 and 2009, as well as mandatory employee utilization of vacation balances, lower variable compensation expense consisting primarily of reduced bonus and commission payments, company-wide salary reductions implemented during the second quarter of 2009, temporary suspension of our matching of employee 401(k) contributions, and reduced consulting, travel, and stock-based compensation expense.

Research and Development

Expenses for research and development consist primarily of costs associated with personnel, consulting and prototype materials.

Research and development expenses for the three months ended September 30, 2009 totaled $27.1 million, or 27% of revenue, compared to $33.8 million, or 23% of revenue, for the three months ended September 30, 2008, a decrease of $6.7 million, or 20%. Personnel-related expenses decreased by $4.3 million primarily due to head count, salary, variable compensation, and consulting reductions, as well as temporary suspension of our matching of employee 401(k) contributions. Stock-based compensation expense decreased by $1.2 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. The remaining $1.2 million reduction in research and development expenses relates to facility downsizing achieved during the last year in the APPS operating segment and cost reductions achieved by focused efforts on key initiatives in all areas.

Research and development expenses for the nine months ended September 30, 2009 were $84.2 million, or 29% of revenue, compared to $106.1 million, or 25% of revenue, for the nine months ended September 30, 2008, a decrease of $21.9 million, or 21%. Personnel-related expenses decreased by $12.7 million primarily due to head count, salary, variable compensation, consulting, and travel reductions, as well as temporary suspension of our matching of employee 401(k) contributions. Stock-based compensation expense decreased by $5.7 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. The remaining $3.5 million reduction in research and development expenses relates to facility downsizing achieved during the last year in the APPS operating segment and cost reductions achieved by focused efforts on key initiatives in all areas.

Cost reductions achieved for the three and nine month periods ended September 30, 2009 compared with the corresponding prior year periods are net of increased research and development spending due to the Pace and Raster acquisitions, which closed during the latter half of 2008. We expect that if the U.S. dollar remains volatile against the Indian rupee or other currencies, research and development expenses reported in U.S. dollars could fluctuate.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, and other international locations.

Sales and marketing expenses for the three months ended September 30, 2009 totaled $25.7 million, or 26% of revenue, compared to $30.2 million, or 21% of revenue, for the three months ended September 30, 2008, a decrease of $4.5 million, or 15%. Personnel-related expenses decreased by $2.6 million primarily due to head count, salary, and variable compensation reductions, as well as temporary suspension of our matching of employee 401(k) contributions. Travel expenses decreased by $0.9 million due to a reduced travel to trade shows in the current quarter. Stock-based compensation expense decreased by $0.4 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. The remaining $0.6 million reduction in sales and marketing expenses relates to facility downsizing achieved during the last year and a focused effort on cost reduction in all areas.

Sales and marketing expenses for the nine months ended September 30, 2009 were $75.6 million, or 27% of revenue, compared to $90.7 million, or 21% of revenue, for the nine months ended September 30, 2008, a decrease of $15.1 million, or 17%. Personnel-related expenses decreased by $5.9 million primarily due to head count, salary, and variable compensation reductions, as well as temporary suspension of our matching of employee 401(k) contributions. Travel expenses decreased by $2.8 million due to a reduced travel to trade shows in the current year. Marketing and trade show expenses decreased by $3.4 million due to more efficient spending and the inclusion of Drupa trade show expenses during the second quarter of 2008. Drupa is a wide format trade show that is held once every four years. Stock-based compensation expense decreased by $1.7 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. The remaining $1.3 million reduction in sales and marketing expenses relates to facility downsizing achieved during the last year and a focused effort on cost reduction in all areas.

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

General and administrative expenses for the three months ended September 30, 2009 totaled $9.1 million, or 9% of revenue, compared to $13.6 million, or 9% of revenue, for the three months ended September 30, 2008, a decrease of $4.5 million, or 33%. Personnel-related expenses decreased by $1.0 million primarily due to head count, salary, variable compensation, and travel reductions, as well as temporary suspension of our matching of employee 401(k) contributions. Consulting expenses decreased by $0.4 million, in excess of additional costs associated with our fair value stock option exchange program. Expenses associated with the stock option investigation decreased by $0.4 million as the investigation was concluded in 2008. Legal expenses decreased by $1.3 million due to reduced number of significant cases pending and more efficient spending. Stock-based compensation expense decreased by $1.4 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method.

General and administrative expenses for the nine months ended September 30, 2009 were $26.0 million, or 9% of revenue, compared to $40.6 million, or 10% of revenue, for the nine months ended September 30, 2008, a decrease of $14.6 million, or 36%. Personnel-related expenses decreased by $1.9 million primarily due to head count, salary, variable compensation, and travel reductions, as well as temporary suspension of our matching of employee 401(k) contributions. Consulting expenses decreased by $1.2 million, in excess of additional costs associated with our fair value stock option exchange program. Expenses associated with the stock option investigation decreased by $2.0 million as the investigation was concluded in 2008. Legal expenses decreased by $3.6 million due to reduced number of significant cases pending and more efficient spending. Stock-based compensation expense decreased by $4.9 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. The remaining $1.0 million reduction in general and administrative expenses is due to focused effort on cost reduction in all areas.

Restructuring and Other

Restructuring and other for the three months ended September 30, 2009 totaled $2.2 million compared to $3.5 million for the three months ended September 30, 2008, a decrease of $1.3 million. Restructuring and other charges include severance costs of $2.2 and $2.1 million related to head count reductions of 38 and 51 for the quarter ended September 30, 2009 and 2008, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Restructuring and other charges includes charges to downsize two facilities and integrate our Pace acquisition and related employees during the third quarter of 2008.

Restructuring and other for the nine months ended September 30, 2009 totaled $12.2 million compared to $8.7 million for the nine months ended September 30, 2008, an increase of $3.5 million. Restructuring and other charges include severance costs of $8.4 and $7.1 million related to head count reductions of 227 and 153 for the nine months ended September 30, 2009 and 2008, respectively. Asset impairment for the nine months ended September 30, 2009 of $3.2 million consisted primarily of project abandonment costs related to equipment charges in the Inkjet operating segment. Restructuring and other charges includes charges to downsize two facilities during the second quarter of 2009 and charges to downsize two facilities and integrate our Pace acquisition and related employees during the third quarter of 2008.

Amortization of Identified Intangibles and In-Process Research & Development

Amortization of identified intangibles and in-process research & development for the three months ended September 30, 2009 totaled $3.1 million, or 3% of revenue, compared to $9.6 million, or 7% of revenue, for the three months ended September 30, 2008, a decrease of $6.5 million, or 68%. Amortization of identified intangibles and in-process research & development for the nine months ended September 30, 2009 totaled $15.5 million, or 5% of revenue, compared to $24.0 million, or 6% of revenue, for the nine months ended September 30, 2008, a decrease of $8.5 million, or 35%.

The decreases during the comparative periods was due to $2.0 million of in-process research & development written off in the third quarter of 2008 related to the Pace acquisition, several intangible assets becoming fully amortized during 2009, partially offset by amortization of intangible assets identified as components of the Pace and Raster acquisitions, which closed during the third and fourth quarters of 2008, respectively.

Interest and Other Income, Net

Interest and other income, net, includes interest income, net, gains from sales of investments from our cash and short-term investments, and net foreign currency transaction gains and losses on our operating activities. For the three months ended September 30, 2009, interest and other income, net, totaled $1.2 million, compared to $0.2 million for the three months ended September 30, 2008, an increase of $1.0 million. This increase resulted from favorable movement in foreign exchange rates, partially offset by reduced interest income.

For the nine months ended September 30, 2009, interest and other income, net, totaled $2.7 million compared to $12.3 million for the nine months ended September 30, 2008, a decrease of $9.6 million. This decrease was primarily driven by lower interest income on our investments as a result of lower investment balances and interest rates as we sold a substantial portion of our investment portfolio during the first six months of 2008 to generate cash for the redemption of our 1.50% Convertible Senior Debentures, which occurred on June 2, 2008, partially offset by favorable movement in foreign exchange rates. Related gains on the sales of those investments recognized during the second quarter of 2008 also impacted the year over year comparison. For the nine months ended September 30, 2008, interest and debt amortization costs of $2.1 million were incurred related to the Debentures.

Sale of Building and Land

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.3 million. Under the agreement, we sold the approximately 163,000 square foot building at 301 Velocity Way, as well as approximately 30 acres of related land and certain other assets related to the property. The cost of the land, building, improvements, and direct transaction costs were included in the determination of the $80 million gain on sale of building and land.

Income Taxes

For the third quarter of 2009, we recorded a tax benefit of 12% on a pre-tax loss compared to a tax benefit of 57% on a pre-tax loss for the same period in 2008. The tax benefit for the third quarter of 2009 included tax benefits of $0.9 million related to restructuring and severance costs, $0.3 million related to our reassessment of taxes resulting from the filing of our 2008 federal and state income tax returns, and $0.2 million related to tax deductions resulting from ESPP dispositions. The third quarter 2009 tax benefit also included tax charges of $0.9 million related to tax shortfalls recorded pursuant to ASC 718-740, Stock Compensation – Income Taxes and $0.2 million related to potential interest related to future tax assessments. The tax benefit for the third quarter of 2008 included tax benefits of $2.5 million related to the completion of our 2002-2004 IRS audit, $0.7 million related to our reassessment of taxes resulting from the filing of our 2007 federal and state income tax returns, and $0.1 million related to tax deductions resulting from ESPP dispositions. The third quarter 2008 tax benefit also included tax charges of $0.8 million related to tax shortfalls recorded pursuant to ASC 718-740 and $0.3 million related to potential interest related to future tax assessments. Without these discrete charges and benefits above, our tax benefit was 12% on a pre-tax loss for the third quarter of 2009 compared to 29% on a pre-tax loss for the same period in 2008. The decrease in the tax benefit rate from 2008 to 2009, without the discrete charges and benefits above, is due primarily to decreased profitability in low tax jurisdictions.

For the nine months ended September 30, 2009, we recorded a tax provision of 94% of pre-tax income compared to a tax benefit of 46% on a pre-tax loss for the same period in 2008. For the nine months ended September 30, 2009, the tax provision included tax charges of $32.3 million related to the gain on sale of building and land, $4.0 million related to tax shortfalls recorded pursuant to ASC 718-740, and $0.4 million related to potential interest related to future tax assessments. The tax provision for the nine months ended September 30, 2009 also included tax benefits of $3.6 million related to restructuring and severance costs, $1.3 million related to asset impairment charges, $0.3 million related to our reassessment of interest payments related to the 2002-2004 IRS audit, $0.3 million related to our reassessment of taxes resulting from the filing of our 2008 federal and state income tax returns, and $0.3 million related to tax deductions resulting from ESPP dispositions. For the nine months ended September 30, 2008, the tax benefit included tax benefits of $2.5 million related to the completion of our 2002-2004 IRS audit, $2.2 million related to severance payments, $0.7 million related to our reassessment of taxes resulting from the filing of our 2007 federal and state income tax returns, $0.3 million related to a reduction in tax reserves established in prior years on income from foreign operations, and $0.2 million related to tax deductions resulting from ESPP dispositions. The tax benefit for the nine months ended September 30, 2008 also included tax charges of $0.8 million related to tax shortfalls recorded pursuant to ASC 718-740 and $0.5 million in potential interest related to future tax assessments. Without these discrete charges and benefits above, our tax benefit was 24% on a pre-tax loss for the nine months ended September 30, 2009 compared to 26% on a pre-tax loss for the same period in 2008. The decrease in the tax benefit rate from 2008 to 2009, without the discrete charges and benefits above, is due primarily to decreased profitability in low tax jurisdictions.

Primary differences in 2009 and 2008 between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits associated with credits for research and development costs for 2009, lower taxes on permanently invested foreign earnings in 2008, and the tax effects of charges related to stock-based compensation recorded pursuant to ASC 718-740, which are non-deductible for tax purposes.

Liquidity and Capital Resources

(in thousands)	September 30, 2009	December 31, 2008	Change
Cash and cash equivalents	$131,300	$132,152	$(852)
Short term investments	138,764	57,199	81,565

Total cash, cash equivalents and short-term investments	$270,064	$189,351	$80,713

	Nine months ended September 30,
(in thousands)	2009	2008	Change
Net cash provided by (used for) operating activities	$(26,082)	$24,976	$(51,058)
Net cash provided by investing activities	49,754	200,172	(150,418)
Net cash used for financing activities	(24,588)	(288,534)	263,946
Effect of foreign exchange rate changes on cash and cash equivalents	64	(93)	157

Increase in cash and cash equivalents	$(852)	$(63,479)	$62,627

Overview

Cash and cash equivalents and short-term investments increased by $80.7 million to $270.1 million as of September 30, 2009 from $189.4 million as of December 31, 2008. The increase was primarily due to the receipt of $135.8 million, net of the direct transaction costs that were incurred in 2009, related to the sale of building and land, offset by the $30.0 million accelerated stock repurchase, and cash used by operating activities of $26.1 million.

On June 2, 2008, we redeemed the outstanding balance of our 1.5% Convertible Senior Debentures, due 2023, which totaled $240.0 million. Accordingly, no interest was paid during the first nine months of 2009. Interest paid during the nine months ended September 30, 2008 was $1.8 million.

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At September 30, 2009, cash and cash equivalents and short term investments available totaled $270.1 million. Despite the current economic environment, we believe that our liquidity position and capital resources continue to remain sufficient to meet our operating and working capital needs.

On October 28, 2009, we announced that our Board of Directors has approved the repurchase of up to $70 million of our common stock through the use of a “modified Dutch auction” tender offer. This approval utilizes the balance of the previously authorized $100 million share repurchase program. We expect to commence the tender offer during the fourth quarter of 2009. The tender offer will be financed from cash reserves generated from the sale of building and land during the first quarter of 2009.

Operating Activities

During the first nine months of 2009, our operating activities used cash flows of $26.1 million.

Net income of $1.2 million included non-cash charges and credits of $33.5 million, comprised primarily of $23.9 million in depreciation and amortization, $13.3 million of stock-based compensation expense, and $9.3 million of other non-cash charges, credits, and provisions offset by $80.0 million gain on sale of building and land. The net change in operating assets and liabilities of $6.2 million consists primarily of decreases in accounts receivable of $12.9 million, inventories of $3.9 million, other current assets of $3.9 million, and increases in net taxes payable of $13.2 million, offset by decreases in accounts payable and accrued liabilities of $27.7 million.

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 72 and 66 days at September 30, 2009 and December 31, 2008, respectively. We calculate DSO by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter, multiplied by the total days in the quarter. The increase in DSOs is mostly due to the non-linearity of shipments during the quarter and a mix shift to Inkjet product lines, which typically have longer payment terms. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As the percentage of our APPS and Inkjet related revenue increases, we expect DSOs may trend higher. Our DSOs related to software and direct sales are traditionally higher than those related to OEM customers as, historically, OEMs have paid on a more timely basis.

Investing Activities

Investments

We purchased $80.2 million of marketable securities, net of proceeds from sales and maturities, during the nine months ended September 30, 2009. We have classified our investment portfolio as “available for sale” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

On June 2, 2008, we redeemed the outstanding balance of our 1.5% Convertible Senior Debentures, which totaled $240.0 million. During the six months ended June 30, 2008, we sold portions of our investment portfolio to generate cash for the redemption.

Property and Equipment

Net purchases of property and equipment were $4.2 million for the nine months ended September 30, 2009. Our property and equipment additions have historically been funded from operations.

We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware/software used in our business, and our business outlook.

We sold a 163,000 square foot building and 30 acres of related land for net cash proceeds in 2009 of $135.8 million.

Financing Activities

Financing activities relating to the repurchases of common stock, repurchase of stock options in conjunction with our fair value stock option exchange, and the net settlement of restricted stock units and restricted stock awards for employee common stock related tax liabilities used $30.5 million in the nine months ended September 30, 2009. We received $5.9 million related to the ESPP. We redeemed the outstanding balance of our 1.5% Convertible Senior Debentures in June 2008, which totaled $240.0 million.

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock from the exercise of stock options and employee stock purchase plans. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, and general market conditions. We anticipate that cash provided from exercise of stock options will decline over time as we shift to issuance of restricted stock units, rather than stock options, and the option pool has decreased as a result of the fair value stock option exchange.

Other Commitments

Our inventory for our Fiery (controller) products consists primarily of raw and finished goods, memory subsystems, processors, and ASIC’s, which are sold to third-party contract manufacturers responsible for manufacturing our products. Our inventory for our Inkjet products consists of raw and finished goods, printheads, frames and other components in support of our internal manufacturing operations and ink, which is sold to third-party contract manufacturers responsible for manufacturing our ink. Should we decide to purchase components and do our own manufacturing of controllers or ink, or should it become necessary for us to purchase and sell components other than the processors, ASIC’s or memory subsystems for our contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventory we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supply were reduced or not available.

We may be required to compensate our sub-contract manufacturers for components purchased for orders subsequently cancelled by us. We periodically review the potential liability and the adequacy of the related allowance. Our financial condition and results of operations could be negatively impacted if we were required to compensate our sub-contract manufacturers in amounts in excess of the related allowance.

Our inventories are procured primarily in support of the Inkjet and Fiery product categories. Our inventories decreased from $48.8 million at December 31, 2008 to $43.5 million at September 30, 2009. This decrease resulted primarily from decreased Fiery raw materials, partially offset by decreased inventory reserves and increased Inkjet finished goods driven by our new products launched during the quarter.

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

As permitted under Delaware law, pursuant to our bylaws, charter and indemnification agreements that we have entered into with our current and former executive officers, directors and general counsel we are required, subject to certain limited qualifications, to indemnify our executive officers and directors for certain events or occurrences while the executive officer, director or general counsel is or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the executive officer’s, director’s, or general counsel’s lifetime, and our indemnification obligations generally extended to derivative stockholder suits and NASDAQ delisting proceedings, if applicable. In this regard, we have received, and expect to receive, requests for indemnification by certain current and former executive officers and directors in connection with the review of our historical stock option granting practices and the related restatement, related government inquiries and derivative stockholder suits described in our previous filings. The maximum potential amount of future payments we may be obligated to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and may enable us to recover a portion of any future amounts paid.

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

Please refer to “Part II – Other Information, Item 1: Legal Proceedings” in this Form 10-Q for more information regarding our legal proceedings.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

As of December 31, 2008 we were a party to two synthetic leases (the “301 Lease” and the “303 Lease,” together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provided a cost effective means of providing adequate office space for our corporate offices. The Leases included an option to purchase the facilities during or at the end of the term of the Leases for the amount expended by the lessor to purchase the facilities. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2008 for a total of $88.6 million) were in LIBOR-based interest bearing accounts and were restricted as to withdrawal at all times. We exercised our purchase option in the first quarter of 2009 relating to the 301 Lease in connection with the sale of the building and land and terminated the corresponding synthetic lease. Accordingly, the $31.7 million of pledged funds have been recognized in the determination of the gain on sale of building and land in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009.

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

We have guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the 303 Lease. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger-related covenants as of September 30, 2009. We have assessed our exposure in relation to the first loss guarantees under the 303 Lease and have determined there is no deficiency to the guaranteed value at September 30, 2009. If there is a decline in value, we will record a loss associated with the residual value guarantee. The $56.9 million pledged under the 303 Lease is in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. As of September 30, 2009, we are treated as the owner of this building for federal income tax purposes. Our remaining synthetic lease is $56.9 million as of September 30, 2009.

Effective July 2003, we applied the accounting and disclosure rules set forth in ASC 810-10 for VIE’s. We have evaluated our synthetic lease agreements to determine if the arrangements qualify as variable interest entities under ASC 810-10. We have determined that the synthetic lease agreement does qualify as a VIE; however, because we are not the primary beneficiary under ASC 810-10, we are not required to consolidate the VIE in our financial statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the tightening of global credit markets and increase in economic uncertainty that have affected various sectors of the financial markets and caused credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties to such contracts are major financial institutions. During the fourth quarter of 2009, we began hedging our payroll exposure in Indian rupees for an immaterial amount.

Interest Rate Risk

Marketable Securities

We maintain an investment portfolio of short-term investments of various holdings, types and maturities. These short-term investments are generally classified as available-for-sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.

The following table presents the hypothetical change in fair values in the financial instruments held by us at September 30, 2009 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve-month time horizon.

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$ 148,902	$ 147,608	$ 146,314

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the United States. We are primarily exposed to changes in exchange rates for the Euro, British Pound, Indian rupee, and Japanese yen. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposures from non-U.S. dollar-denominated sales (primarily Euro) and operating expenses (primarily Euro and Indian rupee) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. During the fourth quarter of 2009, we began hedging our payroll exposure in Indian rupees for an immaterial amount.

Financial Risk Management

The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar-denominated sales in Japan and Europe and operating expenses in Europe, India and Japan. As of September 30, 2009, we had not entered into any hedges against these currency exposures, but as these exposures grow we may consider hedging against currency movements. During the fourth quarter of 2009, we began hedging our payroll exposure in Indian rupees for an immaterial amount.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended September 30, 2009, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2009, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2009, the end of the quarterly period covered by this report, we are subject to the various claims, lawsuits, investigations or proceedings discussed below, as well as certain other legal proceedings that have arisen in the ordinary course of business.

Leggett & Platt, Inc. and L&P Property Management Company:

On November 6, 2007, EFI filed a complaint against Leggett & Platt, Inc. and its patent holding subsidiary, L&P Property Management Company (“L&P”) in the U.S. District Court for the Eastern District of Missouri for declaratory and injunctive relief challenging the validity and enforceability of U.S. Patent No. 7,290,874 (the “‘874 patent”) issued to L&P. The ‘874 patent is a continuation of U.S. Patent No. 6,755,518 (the “‘518 patent”), which L&P previously asserted against EFI in a prior court action. The court ultimately invalidated the ‘518 patent in the prior court action on multiple grounds. In the present action, EFI filed a motion for summary judgment that the ‘874 patent is invalid for reasons similar to the ‘518 patent. After EFI filed its summary judgment motion, L&P was issued US Patent No. 7,520,602 (the “‘602 patent”) and filed an amended complaint asserting it against EFI as well as asserting that EFI breached a non-disclosure agreement. In response, EFI has challenged the validity and enforceability of the ‘602 patent and denied any breach of contract. On July 14, 2009, the court granted EFI’s motion for summary judgment and held that all of the claims in L&P’s ‘874 patent are invalid. The proceedings remain pending as to the ‘602 patent and L&P’s breach of contract claim, however. While EFI firmly believes that it is not liable for breach of contract, that its products do not infringe the ‘602 patent, and that the ‘602 patent should be invalidated for reasons similar to the ‘518 and ‘874 patents, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

Durst Fototechnik Technology GmbH v. Electronics for Imaging, GmbH et al.:

On February 23, 2007, Durst brought a patent infringement action against Electronics for Imaging, GmbH (“EFI GmbH”) in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity and unenforceability based on Durst’s improper actions before the German patent office. EFI filed its Statement of Defense on August 29, 2007. EFI’s defenses include those for EFI GmbH, as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2007. At the conclusion of the trial, the court ordered the parties to provide further briefing regarding issues raised by EFI regarding the validity of Durst’s patent. On February 15, 2008, the Court decided to appoint an expert to assist it on questions related to the validity of the Durst utility model right. EFI will continue to defend itself vigorously. While EFI believes that its products do not infringe any valid claim of Durst’s patent, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

Our results of operations and business could be adversely affected by public health issues.

Public health issues (including H1N1 and other influenzas, SARS, fevers and other viruses) may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In June 2009, the World Health Organization declared an H1N1 influenza, or swine flu, pandemic, and such pandemic could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, us, and our customers or suppliers. Should the severity of the H1N1 influenza pandemic increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. The long-term effects of the H1N1 pandemic on our business and on the global economy remain unknown. In addition, any of these events could increase volatility in the United States and world financial markets which may depress the price of our common stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our common stock.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, we received 87 thousand shares from UBS in final settlement of the ASR. There were no other share repurchases under the 2009 stock buyback program during the period.

The following is a summary of stock repurchases for the quarter ended September 30, 2009 (in thousands except for per share amounts):

Issuer Purchases of Equity Securities

Total	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July, 2009	—	$—		—	$70,000
August, 2009	91	10.99	*	87	$70,000
September, 2009	1	11.84		—	$70,000

Total	92			87

*	Excludes the 87 thousand shares received under the ASR agreement from the calculation of the average price paid per share.

(1)	In February 2009, the $33.2 million remaining for repurchase under the 2007 board authorization was canceled by the Board of Directors and replaced with a new authorization to purchase an additional $100 million of outstanding common stock. During the first quarter of 2009, 2.8 million shares were acquired for $30 million under the ASR agreement with UBS as explained in Note 12 of our Notes to Condensed Consolidated Financial Statements. Upon the discretion of UBS, the final completion of the ASR occurred in August 2009 with the delivery of 87 thousand shares.

(2)	Includes 87 thousand shares received from UBS as final settlement of the ASR and 5 thousand shares purchased from employees to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock units.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (2)

10.2	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (2)

10.3	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: November 6, 2009	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	/s/ John Ritchie
John Ritchie
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (2)

10.2	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (2)

10.3	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.