Form 10-K
period 2009-12-31
ELECTRONICS FOR IMAGING INC
filed 2010-03-02
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2009 was $422,932,281.**

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of February 18, 2010 was 44,889,463.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

** Based upon the last trade price of the Common Stock reported on The NASDAQ Global Select Market on June 30, 2009, the last business day of the registrant’s second quarter of the 2009 fiscal year. Excludes approximately 9,553,836 shares of common stock held by directors, executive officers and holders known to the registrant to hold 10% or more of the registrant’s outstanding Common Stock in that such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

FORWARD LOOKING STATEMENTS

Certain of the information contained in this Annual Report on Form 10-K, including without limitation, statements made under this Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” which are not historical facts, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and is subject to risks and uncertainties and actual results or events may differ materially. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “may,” “should,” “plan,” “potential,” “seek,” “continue” and similar expressions as they relate to the Company or its management are intended to identify such statements as “forward-looking statements.” Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, those factors discussed in Item 1, “Business,” in Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”), including the Company’s most recent Quarterly Report on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events or changes in factors or assumptions affecting such forward-looking statements.

PART I

This Annual Report on Form 10-K includes certain registered trademarks, trademarks, and trade names of Electronics For Imaging, Inc., its subsidiaries, and others. Digital StoreFront, DocStream, Electronics For Imaging, Fiery, Inkware, Jetrion, and VUTEk are registered trademarks of the Company. EFI, the Fiery Prints logo, Hagen, Logic, Monarch, Pace, PrintSmith, and Rastek, are trademarks of the Company. All other terms and product names may be trademarks or registered trademarks of their respective owners, and are hereby acknowledged. References to “EFI,” the “Company,” “we,” “us,” and “our” mean Electronics For Imaging, Inc. and its subsidiaries, unless the context means otherwise.

Item 1: Business

Filings

We file annual reports, quarterly reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including EFI, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available free of charge through our Internet website (http://www.efi.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy materials and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

General

EFI was incorporated in Delaware in 1988 and commenced operations in 1989. In 1992, we made our initial public offering of common stock. Our common stock is traded on The NASDAQ Global Select Market under the symbol EFII. Our corporate offices are located at 303 Velocity Way, Foster City, California 94404.

We are a world leader in color digital print controllers, super-wide and wide format printers and inks, and print management solutions. Our award-winning solutions, integrated from creation to print, deliver increased performance, cost savings, and productivity. Our robust product portfolio includes Fiery digital color print servers (“Fiery”), Inkjet products (“Inkjet”) including VUTEk super-wide digital inkjet printers, Jetrion industrial inkjet printing systems, Rastek wide format digital inkjet printers, and inks for each of these product lines, and Advanced Professional Print Software (“APPS”) consisting of print production workflow and management information software, and corporate printing solutions. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Products and Services

Fiery

EFI’s Fiery brand consists of controller technologies, which transform digital copiers and printers into networked printing devices. Once networked, EFI-powered printers and copiers can be shared across workgroups, departments, the enterprise, and the Internet to quickly and economically produce high-quality color and black & white documents. Our color digital print controllers provide solutions for production-level digital copiers. Our color digital print controller line of products that is primarily sold to original equipment manufacturers (“OEMs”) for sale to end-users, is comprised of (i) stand-alone print controllers connected to digital copiers and other peripheral devices, (ii) embedded and design-licensed solutions used in digital copiers and multi-functional devices, and (iii) optional software integrated into our controller solutions.

Our main controller platforms, primary OEMs, and user environments are as follows:

Platform	Primary OEMs	User environment
Fiery external print servers	Canon, Fuji Xerox, Konica Minolta, OKI Data, Ricoh, Toshiba, Xerox	Print for Pay, Corporate Reprographic Departments, Graphic Arts, Advertising Agencies, Transactional Printers, Commercial Printers

Fiery embedded and design-licensed solutions	Canon, Fuji Xerox, Konica Minolta, OKI Data, Ricoh, Toshiba, Xerox	Office Environments

Splash	Xerox	Graphic Arts, Advertising Agencies

MicroPress	Canon, Konica Minolta, Ricoh	Corporate Reprographic Departments, Commercial Printers

Inkjet Products—Vutek, Jetrion, and Rastek

Our industry-leading VUTEk super-wide format digital inkjet printers and inks are used by billboard graphics printers, commercial photo labs, large sign shops, graphic screen printers, and digital graphics providers to print billboards, building wraps, banners, art exhibits, point of purchase signage, and other large displays. VUTEk printers use either solvent inks or ultra-violet (“UV”) curable inks. In 2009, we introduced the GS series of high-speed, high-resolution super-wide printers.

Our Jetrion products specialize in industrial label digital printing and provide a wide array of industrial inkjet systems, custom high-performance integration solutions, and specialty inks to the converting, packaging, and direct mail industries. In 2008, we launched our Jetrion 4000 Full Color Digital Label printer focused on short run, on-demand, color label printing. Our Jetrion 4830 printer was launched in 2009 and accommodates wider printing requirements and significantly increases throughput.

To further expand our current market segment and Inkjet line of products, we acquired Raster Printers, Inc. (“Raster”) in December 2008, which was re-branded as Rastek post-acquisition. Rastek develops, manufacturers, and markets our early stage hybrid and flatbed UV wide format graphics printers in the mid-range inkjet printer market.

We also manufacture and market the inks used in our inkjet printers. Each of our inks is customized for each of our printers to provide optimum performance on that printer. In addition, we manufacture and sell private label inks to third party inkjet printer manufacturers. Our inks provide a recurring revenue stream generated from sales to our existing customer base as well as sales to third parties.

Some of our printers and their related features are as follows:

Printer Type	Models	Capabilities	Application Examples
VUTEk	UltraVU Series VUTEk 3360 PressVu Series GS and QS Series	Printing widths of 1.5 to 5.0 meters; 4, 6, 7, and 8 colors; Flexible and rigid substrates; UV curable and solvent inks	Banners, Billboards, Signage, Building Wraps, Flags, Point of purchase and exhibition signage, Backlit displays, and Photo-quality graphics

Jetrion	4000 Series	Print resolutions up to 1000 dpi; 4 or 6 colors; Precise color-color registration	Primary and secondary Label applications, Industrial label or Flexible packaging markets

Rastek	H Series T Series	Speeds up to 29.7 square meters per hour and up to 1,200 dpi; Handles media of thicknesses up to 5 centimeters	Indoor and outdoor graphics with photographic image quality

Advanced Professional Print Software

To provide our customers with print solutions, we have developed technology that enhances printing workflow and makes printing operations more powerful, productive and easier to manage from one centralized user interface. Most of our software solutions have been developed with the express goal of automating print processes and streamlining workflow via open, integrated, and interoperable EFI products, services, and solutions. The APPS operating segment includes our management systems software, including Monarch (formerly Hagen), Pace, PSI, Logic, PrintSmith, and PrintFlow, our web-based order entry, order management, and web-based print management information systems, and our proofing software.

Our enterprise resource planning and collaborative supply chain software print management solutions are designed to enable printers and print buyers to improve productivity and customer service while reducing costs. Procurement applications for print buyers and print producers facilitate web-based collaboration across the print supply chain. Customers recognize that print management information systems (“PMIS”) are essential to improving their business practices and profitability and we continue to focus on making our PMIS solutions the global industry standard.

To further strengthen our APPS business, we acquired Pace Systems Group, Inc. (“Pace”) in 2008. Pace is a print management software company, which provides practical PMIS and e-commerce solutions that make printing and graphic art companies more efficient and profitable. We reorganized our PMIS product lines after the acquisition of Pace to better leverage our investment in this segment and concentrate our resources on fewer products. We currently sell PrintSmith to small print-for-pay and small commercial print shops, Pace to medium and large commercial print shops, and Monarch to large commercial, publication, and digital print shops.

Our software offerings currently include:

Product Name	Description	User
Proofing software: ColorProof XF, Fiery XF, ColorProof eXpress, and Xflow	Digital color proofing and inkjet production print solutions offering fast, flexible workflow, power, and expandability	Digital, commercial and hybrid printers, prepress providers, publishers, creative agencies and photographers, and super-wide & wide format print providers

Print management information systems: Monarch (previously Hagen), PSI, PrintSmith, and PrintFlow	Collect, organize, and present critical information to improve process control and profit potential	Commercial, publishing, digital, in-plant, print for pay, large format and specialty printers

Web-based order entry and order management systems: Digital StoreFront, PrinterSite , PrintSmith Site, and XMPie	Web interface to manage print transactions between customer and printer	Commercial, publishing, digital, in-plant, print for pay, large format and specialty printers

Web-based print management system: EFI Pace	Software modules for: estimating, scheduling, print production, accounting, and e-commerce	Commercial, Digital, Display Graphics, In Plant, and Print for Pay

Growth and Expansion Strategies

Our overall objective is to continue to introduce new generations of digital print controllers and expand and improve our offerings in inkjet, professional printing software applications, and other new product lines related to digital printing, workflow, and print management. With respect to our current products, our primary goal is to offer best of breed solutions that are interoperable and conform to open standards, which will allow customers to configure the most efficient solution for their business. Our strategy to accomplish these goals consists of four key elements: proliferate and expand product lines; develop and expand relationships with key industry participants; establish enterprise coherence and leverage industry standardization; and leverage technology and industry expertise to expand the scope of products, channels and markets. Each of these items is discussed below.

Proliferate and Expand Product Lines

We intend to continue to develop new digital print controllers that are “scalable,” meaning products that continue to meet the changing needs of the user as their business grows. Our products offer a broad range of features and functionality when connected to, or integrated with, digital color and black & white copiers.

We intend to continue our development of platform enhancements that advance the performance and usability of our software applications in order to provide cohesive, integrated solutions for our customers.

In 2009, we introduced our next generation Fiery hardware along with new versions of our Fiery workflow solutions, document scanning solutions, and production management application, “Command Workstation 5.”Also in 2009, we added the 4830 UV Inkjet System with a wider web width (8.3 inches) and faster linear speeds. The Jetrion 4830 increases throughput compared to the market leading Jetrion 4000.

In 2009, we introduced the GS series of super-wide format printers. The GS2000 is a 2-meter printer that delivers photorealistic quality at high speeds. The GS3200 3.2 meter printer also delivers photorealistic quality and higher speed, while expanding the reach of the super-wide format printer into new industries and innovative applications. The GS5000r printer will offer higher quality and speed that focuses on markets that demand point-of-purchase-quality graphics.

We continue to explore acquisition possibilities as a way to expand our product line-up and customer base. Although there can be no assurance that acquisitions will be successful, acquisitions have allowed us to broaden our product lines. Examples include the acquisition of Pace within the APPS product line and the addition of Rastek to the Inkjet product line in 2008. In 2009, the launch of the H650 and T660 Rastek wide format printers offered high image quality to mid-size print companies.

Develop and Expand Relationships with Key Industry Participants

Our customer relationships are one of our most important assets. We have established relationships with leading printer and copier industry companies, including Canon, Fuji Xerox, Konica Minolta, OKI Data, Ricoh, Toshiba, and Xerox, which we collectively refer to as our OEM customers.

Our relationships with our OEM customers are based upon business relationships we have established over time. Our agreements with our OEM customers generally do not require them to make any future purchases from us, and they are generally free to purchase products from our competitors or build their own products and cease purchasing our products at any time, for any reason, or no reason.

Our Inkjet and APPS products are sold both direct and via distribution arrangements to all sizes of print providers.

We have established relationships with many leading distribution companies in the office, graphic arts, and commercial print industries such as IKON Office Solutions, Fujifilm Graphic Systems, Pitman, Nazdar, and 3M.

We have also established global relationships with many of the leading print providers, such as R.R. Donnelley, Fedex Kinkos, Tetra Pak, and Staples. These direct sales relationships, along with dealer arrangements, are important for our understanding of the end markets for our products and serve as a source of future product development ideas. In many cases, our products are customized for the needs of large customers, yet maintain the common intuitive interfaces that we are known for around the world.

Establish Enterprise Coherence and Leverage Industry Standardization

In developing new products and platforms, we establish coherence across our entire product line by designing products that provide a consistent “look and feel” to the end-user. We believe cross-product coherence creates higher productivity levels as a result of shortened learning curves. We believe the integrated coherence that end-users can achieve using our products for all of their digital printing and imaging needs leads to a lower total cost of ownership. We advocate open architecture utilizing industry-established standards to provide interoperability across a range of digital printing devices and software applications, ultimately providing end-users more choice and flexibility in their selection of products. For example, integration between our web-based Digital StoreFront application, our Monarch OA (formerly Hagen) PMIS application, and our Fiery XF Production Color RIP including integration to our Fiery or VUTEk product lines, is achieved by leveraging the industry standard Job Definition Format (“JDF”).

Leverage Technology and Industry Expertise to Expand the Scope of Products, Channels, and Markets

We have assembled, organically and through acquisitions, an experienced team of technical support and sales and marketing personnel with backgrounds in color reproduction, digital pre-press, image processing, management information systems, networking, and software and hardware engineering, as well as market knowledge of enterprise printing, graphic arts, and commercial printing. By applying our expertise in these areas, we expect to continue to expand the scope and sophistication of our products and gain access to new markets and channels of distribution.

Significant Relationships

We have established and continue to build and expand relationships with our OEMs and distributors of digital printing technology in order to benefit from their products, distribution channels, and marketing resources. Our customers include domestic and international manufacturers, distributors, and sellers of color and black & white digital copiers and wide format printers. We work closely with our OEM customers to develop solutions that incorporate leading technology and that work optimally in conjunction with their products. The top revenue-generating OEMs or distributors, in alphabetical order, that we sold products to in 2009 were Canon, Fuji Xerox, Konica Minolta, OKI Data, Ricoh, Toshiba, and Xerox. Together, sales to Canon and Xerox accounted for approximately 26% of our 2009 revenue, with sales to each of these two customers accounting for more than 10% of our revenue. Because sales of our printer and copier-related products constitute a significant portion of our Fiery revenues and there are a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect to continue to depend on a relatively small number of OEM customers for a significant portion of our revenues in future periods. Accordingly, if we experience reduced sales or lose an important OEM, we will have difficulty replacing the revenue traditionally generated from such OEM with sales to new or existing OEMs and our revenues may decline.

We customarily enter into development and distribution agreements with our OEM customers. These agreements can be terminated under a range of circumstances and often upon relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that our OEM customers will continue to purchase products from us in the future, despite such agreements. Furthermore, our agreements with our OEM customers generally do not commit such customers to make future purchases from us and they could decline to purchase products from us in the future and could purchase products from our competitors, or build the products themselves. We recognize the importance of, and work hard to maintain, our relationships with our customers. However, our relationships with our customers are affected by a number of factors including, among others: competition from other suppliers, competition from internal development efforts by the OEMs themselves, and changes in general economic, competitive, or market conditions such as changes in demand for our products, changes in demand for our OEMs’ products, industry consolidation, or fluctuations in currency exchange rates. There can be no assurance that we will continue to maintain or build the relationships we have developed to date. See Item 1A—We face competition from other suppliers as well as our own OEM customers if we are not able to compete successfully our business may be harmed.

We have a continuing relationship pursuant to a license agreement with Adobe Systems, Inc. (“Adobe”). We license PostScript® software from Adobe for use in many of our Fiery solutions under the OEM Distribution and License Agreement entered into in September 2005. Under our agreement with Adobe, we have a non-exclusive, non-transferable license to use the Adobe deliverables (including any software, development tools, utilities, software development kits, fonts, drivers, documentation, or related materials). The scope of additional licensing terms varies depending on the type of the Adobe deliverables. The initial term of the agreement is five years, unless either party gives written notice of termination for cause at least 180 days prior to September 19, 2010. Thereafter, the agreement will renew automatically on each anniversary date for additional one year periods and can be terminated by either party for any or no cause upon 120 days prior written notice. All royalties due to Adobe under the agreement are payable within 45 days after the end of each calendar quarter.

Each Fiery solution requires page description language software such as that provided by Adobe in order to operate. Adobe’s PostScript® software is widely used to manage the geometry, shape, and typography of hard copy documents. Adobe is a leader in providing page description software. After September 19, 2010, Adobe can terminate our current PostScript® software license agreement without cause. Although to date we have successfully obtained licenses to use Adobe’s PostScript® software when required, Adobe is not required to, and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® software on reasonable terms, in a timely manner, or at all. In addition, to obtain licenses from Adobe, Adobe requires that we obtain quality assurance approvals from them for our products that use Adobe software. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® software. If that occurred, we would have to license, acquire, develop, or re-establish our own competing software as a viable alternative for Adobe Postscript® and our financial condition and results of operations could be significantly harmed for a period of time.

Our inkjet printers are constructed with inkjet print heads, which are manufactured by a limited number of suppliers. If we were to experience difficulty obtaining print heads, our production of inkjet printers would be limited and our revenues would be harmed. In addition, we manufacture inks for use in our printers and rely upon a limited number of suppliers for certain pigments used in our inks. Our ink sales would decline significantly if we were unable to obtain the pigments as needed. See Item 1A—We depend upon a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or the delays or shortages of supply of these components could adversely affect our business.

Human Resources

As of December 31, 2009, we employed 1,827 full time employees. Approximately 340 were in sales and marketing, 167 were in customer service, 220 were in general and administrative, 280 were in manufacturing, and 820 were in research and development. Of the total number of employees, we had approximately 1,267 employees located in the Americas (primarily the U.S.) and 560 employees located in offices outside of the Americas.

Distribution and Marketing

Our primary distribution method for our Fiery products is to sell them to our OEMs. Our OEMs in turn sell these products to OEM-affiliated and independent distributors/dealers/resellers and end-users for use with our OEMs’ copiers or printers as part of an integrated printing system. See Item 1A—We rely on sales to a relatively small number of OEM customers and the loss of any of these OEM customers could substantially decrease our revenues.

Our PMIS solutions are primarily sold directly to the end-user by our own sales force. Our Inkjet products are sold by a direct sales force in North America and Europe and by distributors in every region. Any interruption of either of these distribution methods could negatively impact us in the future.

Our primary distribution method for our APPS software products is to utilize a mix of distributors and our own sales force. We sell directly to our authorized distributors, dealers, and resellers who in turn sell the solutions to end-users either stand alone or bundled with other solutions they offer. Primary customers with whom we have established distribution agreements include Canon, Ricoh, Konica Minolta, Heidelberg, Esko, Hewlett-Packard, and other sales companies. There can be no assurance that we will continue to successfully distribute our products through these channels.

We promote all of our products through public relations, direct mail, advertising, promotional material, trade shows, and ongoing customer communication programs. The majority of the sales leads for inkjet printer sales are generated from trade shows and any interruption in our trade show participation could materially impact our revenue and profitability.

Research and Development

Research and development costs for 2009 were $110.8 million. As of December 31, 2009, 820 of our 1,827 full-time employees were involved in research and development. We believe that development of new products and enhancement of existing products are essential to our continued success, and management intends to continue to devote substantial resources to research and new product development. We expect to make significant expenditures to support our research and development programs in the foreseeable future.

We are developing products to support additional color and black & white printing devices including high-end color copiers, digital black & white copiers, and multi-functional devices. We are also developing new software applications designed to maximize workflow efficiencies and to meet the needs of the graphic arts and commercial print professional, including proofing solutions and PMIS solutions. We also expect to continue to develop new platforms of inkjet print technologies to meet the needs of existing and future markets. We have research and development sites in twelve U.S. locations, as well as in Israel, India, Japan, and Europe. See “Growth and Expansion Strategies—Proliferate and Expand Product Lines” above. Substantial additional expense is required to complete and bring to market each of the products currently being developed by us.

Manufacturing

We utilize subcontractors to manufacture our Fiery products and, to a lesser extent, our Inkjet products. These subcontractors work closely with us to promote low costs and high quality in the manufacture of our products. Subcontractors purchase components needed for our products from third parties. We are completely dependent on the ability of our subcontractors to produce products sold by us. Although we supervise our subcontractors, there can be no assurance that such subcontractors will perform efficiently or effectively. In 2008, a significant amount of our Fiery line of products was manufactured at a single subcontractor: Celestica Inc. We transferred outsourced Fiery production to Bell Microproducts, Inc. in 2009. We also initiated outsourced production of certain solvent inks with Nazdar Company during 2009. Should our subcontractors experience inability or unwillingness to manufacture or deliver our products, then our business, financial condition, and operations could be harmed. Since we generally do not maintain long-term agreements with our subcontractors and such agreements may be terminated with relatively short notice, any of our subcontractors could terminate their relationship with us and/or enter into agreements with our competitors that might restrict or prohibit them from manufacturing our products or could otherwise lead to an inability or unwillingness of such subcontractor to fill our orders in a timely manner or at all. See Item 1A—We are dependent on a limited number of subcontractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers and the loss of any of these subcontractors could adversely affect our business.

Our VUTEk printers are manufactured at our Meredith, New Hampshire facility. Meredith is not located in a major metropolitan area, and we have encountered difficulties in hiring and retaining adequate skilled labor and management. Most of the components used in manufacturing the printers and inks are available from multiple suppliers, except for inkjet print heads and pigments for our inks. Although typically in low volumes, many key components are sourced from single vendors. If we were unable to obtain the print heads currently used, we would be required to redesign our printers to use different print heads. If we were to change pigments, we would be required to reformulate and test the inks. In two of our locations, we use hazardous materials to formulate solvent-based inks. The storage, use, and disposal of those materials must meet the requirements of various environmental regulations. See Item 1A—If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion; We depend upon a limited group of suppliers for key components in our product. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or the delays or shortages of supply of these components could adversely affect our business; and We may be subject to environmental-related liabilities due to our use of hazardous materials and solvents.

A significant number of the components necessary for manufacturing our Fiery and Inkjet products are obtained from a sole supplier or a limited group of suppliers. We depend largely on the following sole and limited source suppliers for our components and manufacturing services:

Supplier	Components
Intel	Central processing units (“CPUs”); chip sets
Toshiba	Application-specific integrated circuits (“ASIC”) & Inkjet print heads
Open Silicon	ASICs
Altera	ASICs & Programmable devices
Tundra	Chip sets
Bell Microproducts	Contract manufacturing (Fiery)
Nazdar	Contract manufacturing (solvent ink)
Seiko	Inkjet print heads
Fuji	Inkjet print heads
Xaar	Inkjet print heads
Dimatix	Inkjet print heads

We generally do not maintain long-term agreements with our component suppliers. We primarily conduct business with such suppliers solely on a purchase order basis. If any of our sole or limited source suppliers were unwilling or unable to supply us with the components for which we rely on them, we may be unable to continue manufacturing our products utilizing such components.

The absence of agreements with most of our suppliers also subjects us to pricing fluctuations, which is a factor we believe is partially offset by our suppliers benefitting from selling as many components to us as possible. Many of our components are similar to those used in personal computers; consequently, the demand and price fluctuations of personal computer components could affect our component costs. In the event of unanticipated volatility in demand for our products, we may be unable to manufacture certain products in a quantity sufficient to meet end-user demand or we may hold excess quantities of inventory because the purchase of key components involves long lead times. We maintain an inventory of components for which we are dependent upon sole or limited source suppliers and of components with prices that fluctuate significantly. We cannot ensure that at any given time we will have sufficient inventory to enable us to meet demand for our products, which would harm our financial results. See Item 1A—We depend upon a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components could adversely affect our business.

Competition

Competition in our markets is intense and involves rapidly changing technologies and frequent new product introductions. To maintain and improve our competitive position, we must continue to develop and introduce on a timely and cost-effective basis new products and features that keep pace with the evolving needs of our customers. The principal competitive factors affecting the markets for our Fiery solutions include, among others, customer service and support, product reputation, quality, performance, price, and product features such as functionality, scalability, ability to interface with OEM products, and ease of use. We believe we have generally competed effectively in the past against product offerings of our competitors on the basis of such factors; however, there can be no assurance that we will continue to compete effectively in the future based on these or any other competitive factors.

Our primary competitors for third party stand-alone color controllers, embedded controllers, and design-licensed solutions are our OEM customers. Our market position vis-à-vis internally developed controllers is small; however, we are the largest third party controller vendor. We believe that our advantages include our continuously advancing technology, time-to-market, brand recognition, end-user loyalty, sizable installed base, number of products supported, price driven by lower development costs, and market knowledge. We intend to continue to develop new digital print controllers with capabilities that continue to meet the changing needs of our OEM customers’ product development roadmaps. A significant disadvantage is our lack of control of the distribution channels and direct connections with our end-users. We do, however, provide a variety of features as well as a unique “look and feel” to our OEMs’ products to differentiate our customers’ products from those of their competitors.

The VUTEk line of super-wide format inkjet printers competes with printers produced by Agfa, Durst, Hewlett-Packard, Oce, and Inca throughout most of the world. There are Chinese and Korean printer manufacturers in the marketplace, but their products are typically sold in their domestic markets and are not perceived as alternatives in most other markets. Although we recommend that our inks be used in our VUTEk printers, users can purchase solvent-based inks from other ink manufacturers. Third party inks are typically priced at a lower price than our proprietary inks; however, third party inks may not provide the same quality. In addition, the use of third party inks with our printer products may void the ink delivery system warranty on the printer. We believe that our broad product line and leading technology provide a competitive advantage.

Our APPS category, which includes our workflow, proofing, PMIS, and web-based order entry and order management systems, faces competition from software application vendors that specifically target the printing industry. These vendors are typically small, privately-owned companies. We also face competition from larger vendors that currently offer or are seeking to develop printer-focused enterprise resource planning products. We believe the principal competitive factor affecting our markets is the market acceptance rates for new printing technology.

There can be no assurance that we will be able to continue to advance our technology and products or compete effectively against other companies’ product offerings. Any failure to do so could have a material adverse affect on our business, operating results, and financial condition.

Sale of Building and Land

On January 29, 2009, we sold a portion of our Foster City campus to Gilead Sciences, Inc. (“Gilead”) for a total price of $137.3 million. The property sold included approximately thirty acres of land, which is entitled for development, the office building at 301 Velocity Way, Foster City, California, consisting of approximately 163,000 square feet, and certain other assets related to the property. We retain ownership of the remaining approximately five acres of land and remain obligated under a synthetic lease with respect to the office building at 303 Velocity Way, Foster City, California, where our headquarters are located. As more fully disclosed in Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements, both buildings were subject to synthetic lease agreements. The 301 Velocity Way synthetic lease agreement was terminated in conjunction with the sale. The 303 Velocity Way synthetic lease agreement remains outstanding as of December 31, 2009.

As a result of the sale to Gilead, the carrying value of assets held for sale of $55.4 million as of December 31, 2008 included land, building, other improvements, and restricted cash related to the 301 Velocity Way facility.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, and trade secret laws, non-disclosure agreements, and other contractual provisions to establish, maintain, and protect our intellectual property rights. Although we believe that our intellectual property rights are important to our business, no single patent, copyright, trademark, or trade secret is solely responsible for the development and manufacturing of our products.

We are currently pursuing patent applications in the U.S. and foreign jurisdictions to protect various inventions. Over time, we have accumulated a portfolio of issued patents in these jurisdictions. We own or have rights to the copyrights to the software code in our products, as well as rights to the trademarks under which our products are marketed. We have registered certain trademarks in the U.S. and foreign jurisdictions and will continue to evaluate the registration of additional trademarks as appropriate.

Certain of our products include intellectual property licensed from our partners. We have also granted and may continue to grant licenses under our intellectual property, when and as we deem appropriate.

For a discussion of risks relating to our intellectual property, see Item 1A—We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.

Goodwill and Long-Lived Asset Impairment

During the fourth quarter of 2009, we changed our annual goodwill impairment testing date from September 30 to December 31 of each year. This change is being made to better align impairment testing procedures with year-end financial reporting and the annual business planning and budgeting process, which commences during the fourth quarter of each year. As a result, the goodwill impairment testing will reflect the result of input from business and other operating personnel in the development of the budget. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The annual goodwill impairment testing was initially completed as of September 30, 2009 in accordance with our previously established annual testing timeline. As a result of this accounting change, we also completed the impairment testing procedures as of December 31, 2009.

A two-step impairment test of goodwill is required pursuant to Accounting Standards Codification (“ASC”) 350-20-35, Goodwill—Intangibles and Other—Subsequent Measurement. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference.

Based on our valuation results, we have determined that the fair values of our reporting units exceeded their carrying values. Therefore, management determined that no goodwill impairment charge was required as of September 30, 2009.

Based on the outcome of the conditions existing during the fourth quarter of 2008, we determined there was a triggering event that required an interim impairment analysis had occurred relating to the Inkjet reporting unit. The resulting impairment analysis resulted in a non-cash goodwill impairment charge of $104 million during the fourth quarter of 2008. The goodwill valuation analysis was performed based on our respective reporting units—Fiery, Inkjet, and APPS—which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Data, and Major Customers of the Notes to Consolidated Financial Statements.

We determined the fair value of the Inkjet reporting unit as of December 31, 2009 by equally weighting the market and income approaches. The fair value of the Fiery and APPS reporting units were determined based on the market approach. Under the market approach, we estimated fair value based on market multiples of revenues or earnings of comparable companies. Under the income approach, we measured fair value of the Inkjet reporting unit based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units continued to exceed their carrying values. Fiery, Inkjet, and APPS fair values are $186, $177, and $61 million, respectively, which exceeds carrying value by 93%, 9%, and 33%, respectively.

To identify suitable comparable companies under the market approach, consideration was given to the financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar businesses, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives. Consideration was given to the investment characteristics of the subject company relative to those of similar publicly traded companies (i.e., guideline companies). Guideline company stocks are actively traded.

Two applications of the market approach are the Public Company Market Multiple Method (“PCMMM”) and the Similar Transaction Method (“STM”). In applying the PCMMM, valuation multiples were derived from historical and projected operating data of guideline companies and applied to the appropriate operating data of our reporting units to arrive at an indication of fair value. Four suitable guideline companies were identified for the Inkjet reporting unit. Suitable guideline companies could not be identified for the Fiery and APPS reporting units. Consequently, the STM was employed based on actual majority acquisition transactions in the Fiery and APPS respective reporting unit’s industry to arrive at an indication of the fair value of these reporting units.

Because the fair value of the Fiery and APPS reporting units significantly exceeded their carrying values as of December 31, 2009 as indicated by the internal market-based analysis, management did not deem it necessary to further supplement the bases for this judgment. While the fair value of the Inkjet reporting unit exceeded its carrying value based on our internal market-based valuation, management determined to further examine whether an impairment had occurred given the recent Inkjet impairment recognized in the fourth quarter of 2008. We reviewed the factors that could trigger an impairment charge and completed an income-based impairment analysis, consistent with the approach taken during the third quarter of 2009.

We engaged a third party valuation firm to aid management in its analysis during the third quarter of 2009. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm at that time, the impairment analysis and related valuations represented the conclusions of management and not the conclusions or statements of any third party. We did not engage a third party to aid management in the current quarter analysis.

Solely for purposes of establishing inputs for the income approach to assess the fair value of the Inkjet reporting unit, we made the following assumptions:

•

A difficult economic climate will continue through 2010 with Inkjet results generally below 2008 results, substantially mitigated by new product introductions, which occurred in 2009 and will continue in 2010, allowing Inkjet results to improve,

•	followed by a recovery period between 2011 and 2014, and

•	long-term industry growth past 2014.

Our discounted cash flow projections for the Inkjet reporting unit were based on five-year financial forecasts, which were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the independent valuation firm engaged by us during the preceding quarter. The significant assumptions utilized in these five-year forecasts included annual revenue growth rates ranging from 6% to 32% for the Inkjet reporting unit, which equates to a compound annual growth rate of 14%. Future cash flows were discounted to present value using a mid-year convention and a discount rate of 16%. Terminal values were calculated using the Gordon growth methodology with a long-term growth rate of 4.5%. The sum of the fair values of the Fiery, Inkjet, and APPS reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. Significant assumptions used in determining fair values of the reporting units include the determination of appropriate market comparables, estimated multiples of revenue and EBITDA that a willing buyer is likely to pay, estimated control premium a willing buyer is likely to pay, and gross profits. Inkjet gross profits are expected to increase as fixed production costs are absorbed by increased Inkjet volumes.

To assess the reasonableness of the estimated control premium of 19%, we examined the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units. We examined the weighted average and median control premiums offered in these industries, industry specific control premiums, and specific transaction control premiums to conclude that our estimated control premium is reasonable.

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

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2010 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Financial Information about Foreign and Domestic Operations and Export Sales

See Note 15—Segment Information, Geographic Data, and Major Customers and Note 11—Income Taxes of the Notes to Consolidated Financial Statements. See also Item  1A—We face risks from our international operations and We face risks from currency fluctuations.

Item 1A: Risk Factors

We rely on sales to a relatively small number of OEM customers and the loss of any of these OEM customers could substantially decrease our revenues.

A significant portion of our revenues are and have been generated by sales of our printer and copier related products to a relatively small number of OEMs. For example, Canon and Xerox each contributed over 10% of our revenues and together accounted for approximately 26%, 29%, and 31% of our revenues for the years ended December 31, 2009, 2008, and 2007, respectively. Because sales of our printer and copier-related products constitute a significant portion of our revenues and there are a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our controller revenues in future periods.

In addition, our OEM customers have developed, and may continue to develop, their own controller products, which may compete directly with our Fiery products. Accordingly, if we lose or experience reduced sales to an important OEM customer, we will have difficulty replacing the revenue previously generated from such customers with sales to new or existing OEM customers and our Fiery revenue will likely decline significantly.

We do not typically have long-term purchase contracts with our OEM customers and our OEM customers have in the past, and could at any time in the future, reduce or cease purchasing products from us, harming our operating results and business.

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

Because our OEM customers incorporate our products into products they manufacture and sell, any decline in demand for copiers or laser printers or any other negative developments affecting our major customers or the computer industry in general, including reduced demand for the products sold by our OEM customers, would likely harm our results of operations. For example, certain customers have in the past experienced serious financial difficulties, which led to a decline in sales of our products to these customers. If any significant customers face such difficulties in the future, our operating results could be harmed through, among other things, decreased sales volumes and write-offs of accounts receivables and inventories related to products we have manufactured for these customers’ products.

A significant portion of our operating expenses are fixed in advance based on projected sales levels and margins, sales forecasts from our OEM customers, and product development programs. A substantial portion of our shipments are scheduled for delivery within 90 days or less and our customers may cancel orders and change volume levels or delivery times for product they have ordered from us without penalty. Accordingly, if sales to our OEM customers are below expectations in any given quarter, the adverse impact of the shortfall in revenues on operating results may be, and has been in the past, increased by our inability to adjust spending in the short term to compensate for this shortfall.

The market for our super-wide format printers is very competitive.

The printing equipment industry is extremely competitive. Our VUTEk products compete against several companies that market digital printing systems based on electrostatic, drop-on-demand, and continuous drop-on-demand inkjet, airbrush, and other technologies and printers utilizing UV curable and solvent ink. Certain competitors have greater resources to develop new products and technologies and market those products, as well as acquire or develop critical components at lower costs, which would provide them with a competitive advantage. They could also exert downward pressure on product pricing to gain market share.

We have witnessed the recent growth of local Chinese and Korean markets where local competitors are developing, manufacturing, and selling inexpensive printers, mainly to the local Chinese and Korean markets. These Chinese and Korean manufacturers have begun penetrating the international market and have partnered with other super-wide format printer manufacturers. Our ability to compete depends on factors both within and outside of our control, including the price, performance, and acceptance of our current printers and any products we develop in the future.

We also face competition from existing conventional wide format and super-wide format printing methods, including screen printing and offset printing. Our competitors could develop new products, with existing or new technology, that could be more competitive in our market than our printers. We cannot assure you that we can compete effectively with any such products.

We face competition from other suppliers as well as our own OEM customers. If we are not able to compete successfully our business may be harmed.

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

Many OEMs in the printer and copier industry, including most of our OEM customers, internally develop and sell products that compete directly with our current products. These OEMs have significant investments in their existing solutions and have substantial resources that may enable them to develop or improve, more quickly than us, technologies similar to ours that are compatible with their own products. Our OEM customers have in the past marketed, and likely will continue in the future to market, their own internal technologies and solutions in addition to ours, even when their technologies and solutions are less advanced, have lower performance, or cost more than our products. Given the significant financial, marketing, and other resources of our larger OEM customers and other significant OEMs in the imaging industry who are not our customers, we may not be able to successfully compete against these OEMs selling similar products that they develop internally. If we cannot compete successfully against the OEMs’ internally developed products, we will lose sales and market share in those areas where the OEMs choose to compete and our business will be harmed.

We face strong competition in the market for printing supplies such as ink.

We compete with independent manufacturers in the ink market. We cannot guarantee that we will be able to remain the exclusive or even principal ink supplier for our printers. The loss of ink sales to our installed base of printers could adversely impact our revenues and gross profits.

We could experience an overall reduction in price within the ink markets, which would also adversely affect our gross profits. Solvent inks are relatively easy to replicate and additional manufacturers could increase pricing competition or divert customers away from us.

We rely on our OEM customers to develop and sell products incorporating our Fiery technology and if they fail to successfully develop and sell these products, or curtail or cease the use of our technology in their products, our business will be harmed.

We rely on our OEM customers to develop new products, applications and product enhancements utilizing our controller technologies in a timely and cost-effective manner. Our continued success in the controller industry depends upon the ability of these OEM customers to utilize our technologies while meeting changing end-user customer needs and responding to emerging industry standards and other technological changes. We cannot provide assurance that our OEM customers will effectively meet these challenges. These OEM customers are generally not obligated to purchase products from us and we cannot provide assurance that they will continue to carry our products. For example, our OEM customers have incorporated into their products the technologies of other companies or internally developed technologies in addition to, or instead of, our technologies and will likely continue to do so in the future. If our OEM customers do not effectively and successfully market products containing our technologies, our revenue will likely be materially and adversely affected.

Our OEM customers work closely with us to develop products that are specific to each OEM customer’s copiers and printers. Many of the products and technologies we are developing require that we coordinate development, quality testing, marketing, and other tasks with our OEM customers. We cannot control our OEM customers’ development efforts or the timing of these efforts and coordinating with our OEM customers may cause delays in our own product development efforts that are outside of our control. If our OEM customers delay the release of their products, our revenue and results of operations may be adversely affected. In addition, our revenue and results of operations may be adversely affected if we cannot meet our OEM customers’ product needs for their specific copiers and printers, as well as successfully manage the additional engineering and support effort and other risks associated with such a wide range of products.

We face strong competition in the super-wide format printer market and in our APPS category.

The VUTEk lines of super-wide format inkjet printers compete with printers produced by Agfa, Durst, Hewlett-Packard, Oce, and Inca throughout most of the world. There are Chinese and Korean printer manufacturers in the marketplace, but their products are typically sold in their domestic markets and are not perceived as alternatives in most other markets.

Our APPS category, which includes our workflow, proofing, PMIS, and web-based order entry and order management systems, faces competition from software application vendors that specifically target the printing industry. These vendors are typically small, privately-owned companies. We also face competition from larger vendors that currently offer or are seeking to develop printer-focused enterprise resource planning products. We believe the principal competitive factor affecting our markets is the market acceptance rates for new printing technology.

There can be no assurance that we will be able to continue to advance our technology and products or compete effectively against other companies’ product offerings. Any failure to do so could have a material adverse affect on our business, operating results, and financial condition.

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

Uncertainty about current global economic conditions poses a risk as our customers may delay purchases of our products in response to tighter credit, negative financial news and/or declines in income or asset values. Any financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or terminate their activities have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers and distributors to obtain credit to finance purchases of our products and/or customer and distributor insolvencies; increased difficulty in managing inventories; and other financial institutions negatively impacting our treasury operations. Economic downturns can lead to restructuring actions and associated expenses. Our financial performance could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments or cash equivalents, impairment charges on our assets, gains or losses related to equity and other investments, and interest rates. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them.

Our recent results reflected the continued weakness in the global economy, declines in the availability of credit, increased unemployment, reduced levels of capital expenditures, and other challenges currently affecting the global economy. Sustained uncertainty about current global economic conditions together with delays or reductions in information technology spending could cause a decline in demand for our products and services and consequently harm our business, operating results, financial condition, prospects, and continue to increase the volatility of our stock price.

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

Stock prices of high technology companies such as ours tend to be volatile as a result of various factors, including variations in operating results and, consequently, fluctuations in our operating results could adversely affect our stock price. Factors that have caused our operating results and stock price to fluctuate in the past and that may cause future fluctuations include:

•

varying demand for our products, due to seasonality, OEM customer product development and marketing efforts, OEM customer financial and operational condition, OEM inventory management practices, and general economic conditions;

•	shrinking OEM customer base due to business consolidation in the industry;

•	shifts in customer demand to lower cost products;

•	success and timing of new product introductions by us and our OEM customers and the performance of our products generally;

•	success and timing of new inkjet product introductions;

•	volatility in foreign exchange rates, changes in interest rates, and/or financing credit to consumers of digital copiers and printers;

•	price reductions by us and our competitors, which may be exacerbated by competitive pressures caused by economic conditions generally;

•	substitution of third party inks for our own ink products by users of our super-wide format inkjet printers;

•	delay, cancellation or rescheduling of orders or projects;

•	delays or shortages of supply of our key components, including without limitation, inkjet print heads, ink components, and inability of our suppliers to meet our requirements;

•

availability of key components and licenses, including possible delays in deliveries from suppliers, the performance of third party manufacturers and the status of our relationships with our key suppliers;

•	potential excess or shortage of employees and location of research and development centers;

•	shrinking customer base in our APPS segment due to business consolidations and shrinking installed base due to print shops ceasing operations;

•	changes in our product mix such as shifts from higher revenue or gross profit products to lower revenue or gross profit products such as our inkjet products;

•	costs associated with complying with any applicable governmental regulations;

•	cost associated with possible SEC and regulatory actions regarding our historical stock option granting practices and remedial measures with respect to our historical stock option granting practices;

•	acquisitions and integration of new businesses;

•	costs related to our entry into new markets, such as commercial printing and office equipment service automation;

•	general economic conditions, such as the current economic uncertainty;

•	commencement of litigation or adverse results in pending litigation; and

•	other risks described herein.

Price reductions for all of our products may affect our revenues in the future.

We have made, and may in the future make, price reductions for our products to drive demand and remain competitive. Depending upon the price-elasticity of demand for our products, the pricing and quality of competitive products and other economic and competitive conditions, such price reductions may have an adverse impact on our revenues and profits. If we are not able to compensate for lower gross profits that may result from price reductions with an increased volume of sales, our results of operations could be adversely affected.

Entry into new markets or distribution channels could result in higher operating expenses that may not be offset by increased revenue.

We continue to explore opportunities to develop or acquire additional product lines, such as print management software, document scanning solutions, and inkjet printers. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses.

We do not know if we will be successful in developing these channels or whether the market will accept any of our new products or services or if we will generate sufficient revenues from these activities to offset the additional operating expenses we incur. Even if we are able to introduce new products or services, if customers do not accept these new products or services, or if we are not able to price such products or services competitively, our results of operations will likely be adversely affected.

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

We depend upon a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components could adversely affect our business.

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include processors from Intel and other related semiconductor components, inkjet print heads for our wide and super-wide format printers, and ink. We generally do not maintain long-term agreements with our component suppliers and conduct business with such suppliers solely on a purchase order basis. If we are unable to continue to procure these sole-sourced components from our current suppliers in the required quantities, we will have to qualify other sources, if possible, or design our products so that they no longer require these components.

These suppliers may be concentrated within similar industries or geographic locations, which could potentially exacerbate these risks. We cannot provide assurance that other sources of these components exist or will be willing to supply us on reasonable terms or at all, or that we will be able to design around these components. Therefore, any unavailability, delays or shortages of supply of these components or any inability of our suppliers to meet our requirements could harm our business. Because the purchase of certain key components involves long lead times, in the event of unanticipated volatility in demand for our products, we have been in the past and may in the future be unable to manufacture certain products in a quantity sufficient to meet demand. Further, as has occurred in the past, in the event that anticipated demand does not materialize, we may hold excess quantities of inventory that could become obsolete. In order to meet projected demand, we maintain an inventory of components for which we are dependent upon sole or limited source suppliers and components with prices that fluctuate significantly. As a result, we are subject to a risk of inventory obsolescence, which could adversely affect our operating results and financial condition.

Market prices and availability of certain components, particularly memory and Intel-designed components, which collectively represent a substantial portion of the total manufactured cost of our products, have fluctuated significantly in the past. Such fluctuations could have a material adverse effect on our operating results and financial condition including a reduction in gross profits.

We are dependent on a limited number of subcontractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers and the loss of any of these subcontractors could adversely affect our business.

We subcontract with other companies to manufacture our products and we generally do not have long-term agreements with these subcontractors. We rely on the ability of our subcontractors to produce products to be sold to our customers and while we closely monitor our subcontractors’ performance we cannot assure you that such subcontractors will continue to manufacture our products in a timely and effective manner. In the past, a weakened economy led to the dissolution, bankruptcy, or consolidation of some of the subcontractors who are able to manufacture our products, decreasing the available number of subcontractors. If the available number of subcontractors were to again decrease, it is possible that we would not be able to secure appropriate subcontractors to fulfill our demand in a timely manner or at all, particularly if demand for our products increases.

The existence of fewer subcontractors may also reduce our negotiating leverage, potentially resulting in higher product costs. Difficulties experienced by our subcontractors, including financial problems and the inability to make or ship our products or fix quality assurance problems, could harm our business, operating results, and financial condition. If we decide to change subcontractors, we could experience delays in finding, qualifying and commencing business with new subcontractors which would result in both delay in delivery of our products and also potentially the cancellation of orders for our products.

Since 2009, a high concentration of our Fiery controllers is manufactured at a single subcontractor location, Bell Microproducts in San Jose, California. Certain solvent ink is manufactured by Nazdar. Certain Inkjet product lines are manufactured by two subcontractors. Should our subcontractors experience any inability, or unwillingness, to manufacture or deliver our products, then our business, financial condition, and operations could be harmed. Since we generally do not maintain long-term agreements with our subcontractors, any of our subcontractors could enter into agreements with our competitors that might restrict or prohibit such subcontractors from manufacturing our products or could otherwise lead to an inability of such subcontractors to fill our orders in a timely manner. In such event, we may not be able to find suitable replacement subcontractors, in which case our financial condition and operations would likely be harmed.

We may face increased risk of inventory obsolescence, excess, or shortages related to our super-wide format inkjet printers and ink.

We procure raw materials and build our super-wide printers and ink products based on our sales forecasts. If we do not accurately forecast demand for our products we may end up with excess inventory, or we may lose sales because we do not have the correct products available for sale. If we have excess printers, inks, or other products, we may have to lower prices to stimulate demand. We may also run the risk that our inventory of raw materials may become obsolete. Our ink products have a defined shelf life. If we do not sell the ink before the end of its shelf life, it will no longer be sellable and will have to be expensed. In addition, we have experienced in the past and may continue to experience in the future, UV ink shortages occasioned by increased demand that may require that we incur additional costs to respond to increased demand and overcome the shortages.

If we are not able to hire and retain skilled employees, we may not be able to develop products or meet demand for our products in a timely fashion.

We depend upon skilled employees, such as software and hardware engineers, quality assurance engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley and additionally have research and development offices in India. Competition in both locations has historically been intense among companies hiring engineering and technical professionals. In times of professional labor imbalances, it has in the past and is likely in the future, to be difficult to locate and hire qualified engineers and technical professionals and for us to retain these people. There are many technology companies located near our corporate offices in the Silicon Valley and our operations in India that may try to hire our employees.

Our VUTEk printers are manufactured at our Meredith, New Hampshire facility. Meredith is not located in a major metropolitan area, and we have encountered difficulties in hiring and retaining adequate skilled labor and management.

The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees, which may have an adverse effect on our ability to develop products in a timely fashion, which could harm our business, financial condition and operating results.

We offer a broad-based equity compensation plan based on granting options and restricted stock from stockholder-approved plans in order to remain competitive in the labor market. Any difficulty relating to obtaining stockholder approval of equity compensation plans could limit our ability to grant equity awards to employees in the future. If we cannot offer equity awards when necessary to enable us to offer compensation competitive with those offered by other companies seeking the same employees, it may be difficult to hire and retain skilled employees.

Our acquisitions in the Inkjet and APPS operating segments increased the chance that we will experience additional bad debt expense.

Our OEM customers are typically large profitable customers who present little credit risk to us. Our APPS and Inkjet businesses sell primarily via a direct sales force to a broader base of customers, many of whom are smaller and potentially less creditworthy. In addition, if we increase our percentage of revenues from our Inkjet customers, many of whom are located overseas in many countries, it may be challenging to enforce our legal rights should collection issues arise.

For some products, we sell our products to distributors and directly to the end-user. If we are unable to effectively manage a direct sales force, revenues could decline.

We have traditionally sold our products to our OEM partners, who in turn sold the product to the end-user. Our marketing focused on manufacturers and distributors of the manufacturers’ equipment, not on the end-user of the product. We now sell our professional printing applications and our inkjet printers and ink to both distributors and directly to the end-user. If we are unable to effectively manage a direct sales force and develop a marketing program that can reach the end-users, we are likely to see a decline in revenues from those products.

Acquisitions may result in unanticipated accounting charges or otherwise adversely affect our results of operations and result in difficulties in assimilating and integrating the operations, personnel, technologies, products, and information systems of acquired companies or businesses.

We seek to develop new technologies and products from both internal and external sources. As part of this effort, we have in the past made, and will likely continue to make, acquisitions of other companies or other companies’ assets.

Acquisitions involve numerous risks, such as:

•

if we issue equity securities in connection with an acquisition, the issuance may be dilutive to our existing stockholders; alternatively, acquisitions made entirely or partially for cash (such as our recent acquisitions of Pace and Raster) will reduce our cash reserves;

•	difficulties in integration of operations, employees, technologies, or products and the related diversion of management time and effort to accomplish successful integration;

•	risks of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	potential loss of key employees of the acquired company;

•	possible expense overruns;

•	an adverse reaction by customers, suppliers or partners of the acquired company or EFI;

•	the risk of changes in ratings by stock analysts;

•	potential litigation surrounding transactions or the prior actions of the acquired company or any administrative proceedings;

•	the inability to protect or secure technology rights; and

•	increases in operating costs.

Mergers and acquisitions of companies are inherently risky and we cannot provide assurance that our previous or future acquisitions will be successful or will not harm our business, operating results, financial condition, or stock price.

We face risks relating to the impairment of our goodwill and long-lived assets.

We complete a review of the carrying value of our assets annually and, based on a combination of factors, we may be required to perform an interim analysis. During the fourth quarter of 2008, our market capitalization declined significantly as a result of declining worldwide economic conditions caused by the tightening of global credit markets. Based on a combination of factors including the recent economic environment, the resulting erosion in our market capitalization, and the degradation of our revenue forecast subsequent to the third quarter of 2008, we performed an interim impairment analysis during the fourth quarter of 2008. Based on the outcome of the interim impairment analysis, we concluded that an impairment had occurred relating to the Inkjet reporting unit resulting in a non-cash impairment charge of $111.9 million during the quarter related to both goodwill and other long-lived assets. An additional asset impairment charge of $3.2 million was recognized during 2009 resulting from project abandonment costs related to equipment in the Inkjet operating segment. An additional goodwill impairment charge was not required based on the results of the assessment completed during the fourth quarter of 2009.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing as of December 31, 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2010 or prior to that, if any such change constitutes a triggering event requiring an interim goodwill impairment test to be performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Approximately $171.8 (43%), $262.5 (47%), and $293.4 million (47%) of our revenues for the years ended December 31, 2009, 2008, and 2007, respectively, shipped to locations outside the Americas, primarily to Europe, Middle East and Africa (“EMEA”) and Japan. We expect that sales shipped outside the Americas will continue to represent a significant portion of total revenues. The majority of our revenues are invoiced in U.S. dollars.

Given the significance of non-U.S. sales to our total revenues, we face a continuing risk from the fluctuation of the U.S. dollar versus foreign currencies. When we invoice our customers in their respective local currencies, our cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates between the currency of the invoice and the U.S. dollar.

We have a substantial number of international employees, which creates material operating costs denominated in foreign currencies. Changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. We have attempted to limit these exposures through operational strategies where we have considered it appropriate in the past, although no hedging activities occurred in prior years. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees for a notional amount of $1.4 million.

Our efforts to reduce the risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

We face risks from our international operations.

We are subject to certain risks because of our international operations. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business. Our inability or failure to obtain required approvals could harm our international and domestic sales. Trade legislation in either the U.S. or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability to sell or manufacture in international markets. Some of our sales to international customers are made under export licenses that must be obtained from the U.S. Department of Commerce (“DOC”) and certain transactions require prior approval of the DOC. Changes in governmental regulation and our inability or failure to obtain required approvals, permits, or registrations could harm our international and domestic sales and adversely affect our revenues, business, and operations. Any violations could result in fines and penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

Local laws and customs in many countries differ significantly from those in the U.S. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the U.S. In many foreign countries, particularly those with developing economies, it may be common to engage in business practices that are prohibited by U.S. regulations such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such U.S. laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

Other risks include natural disasters and political or economic conditions in a specific country or region. In addition, many countries in which we derive revenues do not currently have comprehensive and highly developed legal systems, particularly with respect to the protection of intellectual property rights, which, among other things, can result in a prevalence of infringing products and counterfeit goods in certain countries, which could harm our business and reputation.

We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.

We rely on a combination of copyright, patent, trademark, and trade secret protection, nondisclosure agreements, licensing, and cross-licensing arrangements to establish, maintain, and protect our intellectual property rights, all of which afford only limited protection. We have patents and pending patent applications in the U.S. and various foreign countries. There can be no assurance that patents will issue from our pending applications or from any future applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. Any failure to adequately protect our proprietary information could harm our financial condition and operating results. We cannot be certain that any patents that have been, or may in the future be issued to us, or which we license from third parties, or any other of our proprietary rights will not be challenged, invalidated, or circumvented. In addition, we cannot be certain that any rights granted to us under any patents, licenses, or other proprietary rights will provide adequate protection of our proprietary information.

As different areas of our business change or mature, from time to time we evaluate our patent portfolio and decide to either pursue or not to pursue specific patents and patent applications related to such areas. Choosing not to pursue certain of our patents, patentable applications and failing to file applications for potentially patentable inventions, may harm our business by, among other things, enabling our competitors to more effectively compete with us, reducing potential claims we can bring against third parties for patent infringement and limiting our potential defenses to intellectual property claims brought by third parties.

Litigation has been and may continue to be necessary to defend and enforce our proprietary rights. Such litigation, whether or not concluded successfully, could involve significant expense and the diversion of our attention and other resources, which could harm our financial condition and operating results.

We face risks from third party claims of infringement and potential litigation.

Third parties have claimed in the past, and may claim in the future, that our products infringe, or may infringe, their proprietary rights. Such claims have in the past resulted in lengthy and expensive litigation and could do so in the future. Such claims and any related litigation, whether or not we are successful in the litigation, could result in substantial costs and diversion of our resources, which could harm our financial condition and operating results. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we cannot assure you that any such licenses could be obtained on acceptable terms, if at all.

We may be subject to environmental-related liabilities due to our use of hazardous materials and solvents.

Our business operations involve the use of certain hazardous materials at three separate locations. At these facilities, we manufacture and/or store ink used in some of our printers with solvents and other hazardous materials. Those materials are subject to various governmental regulations relating to their transfer, handling, packaging, use, and disposal. We store the ink at warehouses worldwide, including Europe and the U.S., and shipping companies ship it at our direction. We face potential liability for problems such as large spills or fires that may arise at the ink manufacturing locations. While we customarily obtain insurance coverage typical for this kind of risk, such insurance may not be sufficient in amount. If we fail to comply with these laws or an accident involving our ink waste or chemicals occurs, or if our insurance coverage is not sufficient, then our business and financial results could be harmed. We continue to monitor environmental compliance regulations to ensure that our products are made fully compliant prior to the implementation of any potential new requirements. However, new unforeseen legislation could require us to reengineer our products, complete costly analyses, or perform supplier surveys, which could harm our business and negatively impact our financial results. We could also incur additional costs and liabilities in connection with non-compliant product recalls, regulatory fines, and exclusion of non-compliant products from certain markets.

Future sales of our hardware products could be limited if we don’t comply with current and future environmental/chemical content regulation in electrical and electronic equipment.

We believe that our products are currently compliant with RoHS, WEEE, REACH, and other regulations for the European Union as well as with China RoHS, and other applicable international, U.S., state, and local environmental regulations. We continue to monitor environmental compliance regulations to ensure that our products are made fully compliant prior to the implementation of any potential new requirements. However, new unforeseen legislation could require us to reengineer our products, complete costly analyses, or perform supplier surveys, which could harm our business and negatively impact our financial results. We could also incur additional costs, sanctions, and liabilities in connection with non-compliant product recalls, regulatory fines, and exclusion of non-compliant products from certain markets.

Our products may contain defects, which are not discovered until after shipping, which could subject us to warranty claims in excess of our warranty provisions.

Our products consist of hardware and software developed by ourselves and others. Our products may contain undetected errors and we have in the past discovered software and hardware errors in certain of our products after their introduction, resulting in warranty expense and other expenses incurred in connection with rectifying such errors or, in certain circumstances, replacing the defective product, which may damage our relationship with our customers. Errors could be found in new versions of our products after commencement of commercial shipment and any such errors could result in a loss or delay in market acceptance of such products and thus harm our reputation and revenues. Errors in our products (including errors in licensed third party software) detected prior to new product releases could result in delays in the introduction of new products and the incurrence of additional expense, which could harm our operating results. We generally provide a twelve month warranty for certain products, which may cover both parts and labor. The warranty on our printers is generally 13 months from date of shipment. Our standard warranties contain limits on damages and exclusions, including but not limited to alteration, modification, misuse, mishandling, storage, or operation in improper environments. While we record an accrual for estimated warranty costs when estimable and probable, based upon historical experience, we may incur additional operating expenses if our warranty provision does not reflect the actual cost of resolving issues related to defects in our products or if our liability limitations are declared enforceable, which could harm our business, financial condition, and operating results.

Actual or perceived security vulnerabilities in our products could adversely affect our revenues.

Maintaining the security of our software and hardware products is an issue of critical importance to our customers and for us. There are individuals and groups who develop and deploy viruses, worms, and other malicious software programs that could attack our products. Although we take preventative measures to protect our products, and we have a response team that is notified of high risk malicious events, these procedures may not be sufficient to mitigate damage to our products. Actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases, or to purchase competitive products. Customers may also increase their expenditures to protect their computer systems from attack, which could delay or reduce purchases of our products. Any of these actions or responses by customers could adversely affect our revenues.

System failures, or system unavailability, could harm our business.

We rely on our network infrastructure, internal technology systems, and internal and external websites for our development, marketing, operational, support, and sales activities. Our hardware and software systems related to such activities are subject to damage from malicious code released into the public Internet through recently discovered vulnerabilities in popular software programs. These systems are also subject to acts of vandalism and to potential disruption by actions or inactions of third parties. Any event that causes failures or interruption in our hardware or software systems could harm our business, financial condition, and operating results.

The location and concentration of our facilities subjects us to risk of earthquakes, floods, or other natural disasters.

Our corporate headquarters, including most of our research and development facilities, are located in the San Francisco Bay Area, an area known for seismic activity. This area has also experienced flooding in the past. In addition, many of the components necessary to supply our products are purchased from suppliers based in areas including the San Francisco Bay Area, Taiwan, and Japan and are therefore subject to risk from natural disasters. A significant natural disaster, such as an earthquake, flood, tsunami, hurricane, typhoon, or other business interruptions due, for example, to power shortages and other interruptions could harm our business, financial condition, and operating results.

We are subject to numerous federal and state employment laws and may face claims in the future under such laws.

We are subject to numerous federal and state employment laws and from time to time we face claims by our employees and former employees under such laws. Although there are no pending or threatened claims under wage and hour laws against us, we cannot assure you that claims under such laws or other employment-related laws will not be attempted in the future against us, nor can we predict the likely impact of any such claims on us, or that, if asserted, we would be able to successfully resolve any such claims without incurring significant expenses.

We may be subject to risk of loss due to fire because materials we use in the manufacturing process of our inks are flammable.

We use flammable materials in the manufacturing processes of our inks and may, therefore, be subject to the risk of loss arising from fires. The risk of fire associated with these materials cannot be completely eliminated. We own certain facilities that manufacture our inks, which increases our exposure to such risk if these facilities are destroyed. We maintain insurance policies to reduce losses caused by fire, including business interruption insurance. If one or more of these facilities is damaged or otherwise ceases operations as a result of a fire, it would reduce manufacturing capacity and, consequently, may reduce revenues and adversely affect our business.

The value of our investment portfolio is subject to interest rate volatility.

We have an investment portfolio of mainly fixed income securities classified as available-for-sale securities. As a result, our investment portfolio is subject to counterparty risk and volatility if market interest rates fluctuate. We attempt to limit this exposure to interest rate risk by investing in securities with maturities of less than three years; however, we may be unable to successfully limit our risk to interest rate fluctuations and this may cause volatility in our investment portfolio value.

Our stock price has been volatile historically and may continue to be volatile.

The market price for our common stock has been and may continue to be volatile. During the twelve month period ended December 31, 2009, the price of our common stock as reported on The NASDAQ Global Select Market ranged from a low of $7.75 to a high of $13.15. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly or annual operating results;

•	ability to complete share repurchase programs;

•	our failure to meet analyst expectations;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships, acquisitions or investments;

•	announcements by our customers regarding their businesses or the products in which our products are included;

•	changes in financial estimates or other statements by securities analysts;

•	terrorist attacks and the affects of military engagements or natural disasters;

•	changes in the rating of our securities;

•	commencement of litigation or adverse results in pending litigation;

•	changes in the economic performance and/or market valuations of other software and high technology companies; and

•	changes in general economic conditions.

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts from time to time and the trading prices of our securities could decline as a result. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies, including the economic uncertainty over the past year. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of high technology companies could depress our stock price regardless of our operating results.

Our stock repurchase program could affect our stock price and add volatility.

On February 5, 2009, our Board of Directors approved a $100 million share repurchase program, including a $30 million accelerated share repurchase (“ASR”) by utilizing the net proceeds from the sale of building and land to Gilead. On February 18, 2009, we entered into an agreement with UBS AG, London branch (“UBS”) to repurchase $30 million of our common stock under the ASR. We completed the ASR during the third quarter of 2009. On October 28, 2009, the Board of Directors approved a “modified Dutch auction” tender offer to repurchase $70 million of our common stock. The tender offer commenced on November 20, 2009 and expired on December 18, 2009. There is no remaining amount available for repurchase under the Board of Directors authorization.

Any repurchases pursuant to future stock repurchase programs could affect our stock price and add volatility. There can be no assurance that such repurchases will be made at the best possible price. Potential risks and uncertainties also include, but are not necessarily limited to, the amount and timing of future share repurchases and the original funds used for such repurchases. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.

Under regulations required by the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting may be deemed to be ineffective and this could have a negative impact on our stock price.

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

A reduction in our net income as reported in our financial statements could increase the likelihood of identifying a material weakness in our internal controls over financial reporting.

The threshold for determining whether we have a material weakness in internal controls over financial reporting and procedures as defined by the Sarbanes-Oxley Act of 2002 is, in part, based on our net income. Lowered net income, with an associated lowered materiality threshold, may increase our risk that internal control weaknesses may result in a material misstatement in the financial statements. For example, continued acquisitions, and the associated amortization of intangibles, will increase our amortization expenses and in the future may lower our net income, which would result in a lower materiality threshold for internal control testing.

Our remaining synthetic lease arrangement may adversely affect our cash flow.

As of December 31, 2008, we were a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provided a cost effective means of providing adequate office space for our corporate offices.

Both Leases were scheduled to expire in July 2014. The leases included an option to purchase the facilities for the amount expended by the lessor to purchase the facilities. We exercised our purchase option in January 2009 with respect to the 301 Lease in conjunction with the sale of building and land for a total price of $137.3 million. The property sold included approximately thirty acres of land and the office building located on the land at 301 Velocity Way, Foster City, California, consisting of approximately 163,000 square feet and certain other assets related to the property.

We guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the respective Leases. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We are liable to the lessor for the financed amount of the buildings if we default on our covenants. Since we exercised our purchase option with respect to the 301 Lease, our exposure under our remaining synthetic lease arrangement is $56.9 million as of December 31, 2009. We were in compliance with all such financial and merger-related covenants as of December 31, 2009.

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

•

require the dedication of funds to comply with the financial covenants, thereby reducing the availability of cash flow and/or ability to obtain financing to fund our growth strategy, working capital, capital expenditures, and other general corporate purposes; and

•

limit our flexibility in planning for, or reacting to, changes in our business and our industry by restricting funds available to address such changes; and place us at a competitive disadvantage relative to our competitors.

Our profitability may be affected by unanticipated changes in our tax provisions, the adoption of new U.S. tax legislation, or exposure to additional income tax liabilities.

We are subject to income taxes in the U.S. and many foreign countries. The amounts we charge for intercompany transactions can impact our tax liabilities. We are potentially subject to tax audits in various countries and tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We regularly review the likely outcomes of these audits to determine whether our tax provisions are sufficient. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the final assessments of these audits can have a material impact on our net income. In addition, our effective tax rate in the future may be impacted by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and new information discovered during the preparation of our tax returns. In addition, recently announced U.S. tax legislative proposals could adversely affect our effective tax rate, if enacted. Any of these changes could negatively impact our net income.

Certain provisions contained in our amended and restated certificate of incorporation and our amended and restated bylaws and under Delaware law could delay or impair a change in control.

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws could have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by our Board of Directors. Our amended and restated certificate of incorporation allows the Board of Directors to issue preferred stock, which may include powers, preferences, privileges, and other rights superior to our common stock, and which could limit our stockholders’ ability to transfer their shares and may affect the price they are able to obtain. Our amended and restated bylaws do not allow stockholders to call special meetings and include, among other things, procedures for advance notification of stockholder nominations and proposals, which may have the effect of delaying or impairing attempts by our stockholders to remove or replace management, to commence proxy contests, or to effect changes in control or hostile takeovers of the Company. In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law, which imposes restrictions on certain transactions between a corporation and certain significant shareholders. These provisions could also have the effect of delaying or impairing the removal or replacement of management, proxy contests, or changes in control. Any provision of our amended and restated certificate of incorporation and amended and restated bylaws that has the effect delaying or impairing a change in control of the Company could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that certain investors may be willing to pay for our common stock.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2009 we owned or leased a total of approximately 1.1 million square feet of space worldwide. The following table sets forth the location, size, and use of our principal facilities (square footage in thousands):

Location	Square footage	Leased or owned	Operating Segment	Principal uses
Foster City, California (303 Velocity Way)	295	Leased*	Corporate	Corporate offices, design and engineering, product testing, sales, customer service

Meredith, New Hampshire	163	Owned	Inkjet	Manufacturing (VUTEk printers), design and engineering, sales, customer service

Ypsilanti, Michigan	70	Leased	Inkjet	Manufacturing (ink), design and engineering, sales, customer service

Bangalore, India	69	Leased	All	Design and engineering, sales, administrative services

Norcross, Georgia	52	Leased	APPS	Design and engineering

Minneapolis, Minnesota	44	Owned	APPS	Design and engineering, customer service, software engineering

Scottsdale, Arizona	29	Leased	APPS	Administrative services, customer service

Ratingen, Germany	27	Leased	Fiery	Software engineering, sales, customer service

Pittsburgh, Pennsylvania	26	Leased	APPS	Software engineering, sales

Lebanon, New Hampshire	18	Leased	APPS	Software engineering

Brussels, Belgium	17	Leased	Inkjet	Sales, customer service

Schiphol-Rijk, The Netherlands	17	Leased	Inkjet	European corporate offices, sales, support services

Parsippany, New Jersey	12	Leased	APPS	Design and engineering

Jacksonville, Florida	8	Leased	APPS	Software engineering

San Jose, California	6	Leased	Inkjet	Manufacturing (Rastek printers), design and engineering, customer service

*

We have an option to purchase this facility during or at the end of the lease term for the amount expended by the lessor to purchase the facilities. Please see Note 8—Commitment and Contingencies of the Notes to Consolidated Financial Statements.

We lease eight additional domestic and international regional operations and sales offices, excluding facilities that have been fully reserved. We believe that our facilities, in general, are adequate for our present needs. We do not expect that, if the need arises, we would experience difficulties in obtaining additional space at fair market rates.

Item 3: Legal Proceedings

Legal Proceedings

We may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, securities laws, intellectual property, employment matters, and other claims or litigation matters relating to various claims that arise in the normal course of our business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss from pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. Taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay for the cases discussed. However, our estimates may be incorrect and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition, and cash flows.

As of December 31, 2009, we were subject to the various claims, lawsuits, investigations, or proceedings that arose in the ordinary course of business.

Leggett & Platt, Inc. and L&P Property Management Company (“L&P”):

On November 6, 2007, EFI filed a complaint against Leggett & Platt, Inc. and its patent holding subsidiary, L&P Property Management Company, in the U.S. District Court for the Eastern District of Missouri for declaratory and injunctive relief challenging the validity and enforceability of U.S. Patent No. 7,290,874 (“‘874 patent”) issued to L&P. The ‘874 patent is a continuation of U.S. Patent No. 6,755,518 (“‘518 patent”), which L&P previously asserted against EFI in a prior court action. The court ultimately invalidated the ‘518 patent in the prior court action on multiple grounds. In the present action, EFI filed a motion for summary judgment that the ‘874 patent is invalid for reasons similar to the ‘518 patent. After EFI filed its summary judgment motion, L&P was issued US Patent No. 7,520,602 (“‘602 patent”) and filed an amended complaint asserting it against EFI as well as asserting that EFI breached a non-disclosure agreement. In response, EFI challenged the validity and enforceability of the ‘602 patent and denied any breach of contract. On July 14, 2009, the court granted EFI’s motion for summary judgment and held that all of the claims in L&P’s ‘874 patent are invalid.

On November 10, 2009, after several successful summary judgment motions, one of which was affirmed by the Court of Appeals for the Federal Circuit, EFI reached a settlement with L&P that does not require any payment from EFI to L&P. L&P dismissed all of its claims against EFI and promised not to sue EFI or any of its customers based on a claim that EFI products infringe any of the patents-in-suit or any related patent.

Durst Fototechnik Technology GmbH (“Durst”) v. Electronics for Imaging, GmbH (“EFI GmbH”) et al.:

On February 23, 2007, Durst brought a patent infringement action against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity, and unenforceability based on Durst’s improper actions before the German patent office. EFI filed its Statement of Defense on August 29, 2007. EFI’s defenses include those for EFI GmbH, as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2007. At the conclusion of the trial, the court ordered the parties to provide further briefing regarding issues raised by EFI regarding the validity of Durst’s patent. On February 15, 2008, the Court appointed an expert to assist on questions related to the validity of the Durst utility model right.

By a decision dated November 27, 2009, the Manheim court entirely dismissed Durst’s infringement actions against EFI. Durst has appealed the decision and the appeal is currently pending at the court of appeal of Karlsruhe.

Item 4: Reserved

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on The NASDAQ Global Select Market (formerly The NASDAQ National Market) under the symbol EFII since October 2, 1992. The table below lists the high and low sales price during each quarter the stock was traded in 2009 and 2008.

	2009				2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$10.40	$12.00	$12.93	$13.15	$22.44	$16.85	$17.16	$13.96
Low	$7.75	$8.81	$10.18	$11.10	$12.35	$14.00	$13.10	$7.56

As of February 18, 2010 there were 162 stockholders of record, which does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers, and other financial institutions.

We did not declare or pay cash dividends on our common stock in either 2009 or 2008. We currently anticipate that we will retain all available funds for the operation of our business and will not pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information regarding our equity compensation plans may be found in Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Repurchases of Equity Securities

Purchases of equity securities during the twelve months ended December 31, 2009 were (in thousands except for per share amounts) as follows:

Fiscal month	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
January 2009	6	$10.00		—	$33,208
February 2009	17	$8.78		—	$100,000
March 2009	2,757	$10.90		2,755	$70,000
April, 2009	1	$9.77		—	$70,000
May, 2009	2	$9.98		—	$70,000
June, 2009	*	$11.63		—	$70,000
July, 2009	—	$—		—	$70,000
August, 2009	91	$10.99	**	87	$70,000
September, 2009	1	$11.84		—	$70,000
October 2009	—	$—		—	$70,000
November 2009	—	$—		—	$70,000
December 2009	5,532	$12.86		5,490	$—

Total	8,407			8,332

*	325 shares
**	Upon the discretion of UBS, the final completion of the ASR occurred in August 2009 with the delivery of 87 thousand shares at no additional cost. Accordingly, the August 2009 average price paid per share excludes the 87 thousand shares received under the ASR agreement.

(1)

In February 2009, the $33.2 million remaining for repurchase under the 2007 Board of Directors authorization was canceled by the Board of Directors and replaced with a new authorization to purchase an additional $100 million of outstanding common stock. During 2009, 2.8 million shares were acquired for $30 million under the ASR agreement with UBS and 5.5 million shares were acquired under the “modified Dutch auction” tender offer as explained in Note 9—Common Stock Repurchase Programs of the Notes to Consolidated Financial Statements. For the twelve months ended December 31, 2009, we repurchased a total of 8.3 million shares for an aggregate purchase price of $100 million under these publicly announced plans, and $0.7 million of direct transaction costs. Our buyback program is limited by SEC regulations and compliance with our insider trading policy.

(2)	Includes approximately 74 thousand shares purchased from employees to satisfy minimum tax withholding obligations that arose on the vesting of shares of restricted stock units.

Comparison of Cumulative Total Return among Electronics For Imaging, Inc., NASDAQ Composite, and NASDAQ Computer Manufacturers Index

The stock price performance graph below includes information required by the SEC and shall not be deemed incorporated by reference by any general statement incorporating by reference in this Annual Report into any filing under the Securities Act or under the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such Acts or subject to the liabilities of Section 18 of the Exchange Act.

The following graph demonstrates a comparison of cumulative total returns based upon an initial investment of $100 in the Company’s Common Stock as compared with the NASDAQ Composite and the NASDAQ Computers and Manufacturers Index. The stock price performance shown on the graph below is not indicative of future price performance and only reflects the Company’s relative stock price for the five-year period ending on December 31, 2009. All values assume reinvestment of dividends and are calculated at December 31 of each year.

Item 6: Selected Financial Data

The following table summarizes selected consolidated financial data as of and for the five years ended December 31, 2009. This information should be read in conjunction with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto. For a more detailed description, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended December 31,
(in thousands, except per share amounts)	2009	2008	2007	2006	2005
Operations(1)
Revenue	$401,108	$560,380	$620,586	$564,611	$467,117

Gross profit	211,483	317,417	361,147	335,170	288,452

Income (loss) from operations(2)(3)	(67,017)	(145,015)	(2,231)	15,561	(13,948)

Net income (loss) (2)(3)	$(2,171)	$(113,444)	$26,843	$(183)	$(5,180)

Earnings per share
Net income (loss) per basic common share	$(0.04)	$(2.16)	$0.47	$(0.00)	$(0.10)

Net income (loss) per diluted common share	$(0.04)	$(2.16)	$0.44	$(0.00)	$(0.10)

Shares used in basic per-share calculation	49,682	52,553	56,679	56,559	54,425

Shares used in diluted per-share calculation	49,682	52,553	68,102	56,559	54,425

Financial Position
Cash, cash equivalents and short-term investments	$204,201	$189,351	$499,852	$510,171	$469,616
Working capital	246,652	293,830	270,677	261,774	459,077
Total assets	661,181	751,948	1,157,739	1,144,651	1,088,438
Convertible senior debentures	—	—	240,000	240,000	240,000
Stockholders’ equity	522,426	601,218	743,996	751,578	710,739

(1)

These results include acquired company results of operations beginning on the date of acquisition. See Note 2—Acquisitions of the Notes to Consolidated Financial Statements for a summary of recent acquisitions.

(2)

Includes stock-based compensation expense under ASC 718, Stock Compensation, of $18.6, $33.4, $24.5, and $23.7 million for the years ended December 31, 2009, 2008, 2007, and 2006, respectively. Because we implemented ASC 718 as of January 1, 2006, prior periods do not reflect stock-based compensation expense determined in accordance with ASC 718. See Note 12—Employee Benefit Plans of the Notes to Consolidated Financial Statements.

(3)	Goodwill and long-lived asset impairment charges of $3.2 and $111.9 million for the years ended December 31, 2009 and 2008, respectively.

Restructuring and other charges of $9.0, $11.0, $1.5, $1.0, and $2.7 million for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

Acquired in-process research & development costs of $2.7, $8.5, and $45.3 million for the years ended December 31, 2008, 2006, and 2005, respectively.

See Note 2—Acquisitions of Notes to Consolidated Financial Statements for information with respect to the years ended December 31, 2009, 2008, and 2007.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

All assumptions, anticipations, expectations, and forecasts contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” and similar language. Our actual results could differ materially from those discussed here. For a discussion of the factors that could impact our results, readers are referred to Item 1A, “Risk Factors,” in Part I of this Annual Report on Form 10-K and to our other reports filed with the SEC. We do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

Overview

Key financial results for 2009 were as follows:

•

Our consolidated revenues decreased by approximately 28%, or $159.3 million, from $560.4 million for the year ended December 31, 2008 to $401.1 million for the year ended December 31, 2009 consisting of decreased Fiery revenues of $94.3 million, Inkjet revenues of $60.2 million, and APPS revenues of $4.8 million. The Fiery revenue decrease of 34% was primarily due to reduced demand from our OEM customers throughout the world due to a slow global economy as well as customers reducing their inventory levels. The Inkjet revenue decrease of 27% was primarily due to the tightened credit markets and a slow global economy. The APPS revenue decrease of 8% was not as significant on a percentage basis due to the benefits realized from the Pace acquisition, which closed during the third quarter of 2008.

•

Gross profit percentages decreased to 53% of revenues in 2009, as compared with 57% of revenues in 2008, resulting primarily from relatively fixed Inkjet manufacturing costs spread over lower revenue and, to a lesser extent, costs associated with the consolidation of our ink production into a single facility to streamline the production process and reduce ink production costs. Inkjet fixed manufacturing costs have decreased as compared with the prior year, but not by enough to offset the revenue decline.

•

Operating expenses as a percent of revenues decreased from 82% in 2008 to 70% in 2009 primarily due to impairment charges recorded on goodwill and certain long-lived assets as a result of the impairment analysis conducted during the fourth quarter of 2008 and in-process research & development charges related to our 2008 acquisitions of Pace and Raster.

•

Interest and other income decreased from 2% of revenue in 2008 to 1% of revenue in 2009, primarily driven by lower interest income on our investments as a result of lower investment balances and interest rates. We sold a substantial portion of our investment portfolio during the first five months of 2008 to generate cash for the redemption of our 1.50% convertible senior debentures, which occurred on June 2, 2008.

•

During the first quarter of 2009, we sold a portion of the Foster City, California campus for $137.3 million. Under the agreement, we sold the approximately 163,000 square foot building at 301 Velocity Way, as well as approximately 30 acres of related land and certain other assets related to the property. The cost of the land, building, improvements, and direct transaction costs were included in the determination of the $80 million gain on sale of building and land.

•

In 2009, we recorded a tax provision of $18.2 million on a pre-tax operating income of $16.0 million, compared to a tax benefit of $19.6 million recorded in 2008 on pre-tax operating loss of $133.1 million. The change from 2009 to 2008 primarily related to the charge related to the sale of building and land in 2009 compared with the non-deductible impact of the goodwill impairment charge in 2008.

Results of Operations

The following table sets forth items in our consolidated statements of operations as a percentage of total revenue for 2009, 2008, and 2007. These operating results are not necessarily indicative of results for any future period.

	Years ended December 31,
	2009	2008	2007
Revenue	100%	100%	100%

Gross Profit	53	57	58
Operating expenses:
Research and development	28	25	23
Sales and marketing	25	21	19
General and administrative	9	8	11
Amortization of identified intangibles	5	5	6
In-process research & development	—	1	—
Restructuring and other	2	2	—
Goodwill and asset impairment	1	20	—

Total operating expenses	70	82	59

Loss from operations	(17)	(25)	(1)
Interest and other income, net	1	2	4
Gain on sale of building and land	20	—	—

Income (loss) before income taxes	4	(23)	3
Benefit from (provision for) income taxes	(5)	4	1

Net income (loss)	(1)%	(19)%	4%

Revenue

We classify our revenue into three operating segments.

•

The first segment, “Fiery,” includes products, services, and technology, which connect digital copiers with computer networks, and is made up of stand-alone and embedded controllers, bundled solutions, and design-licensed solutions primarily for the office market and commercial printing. This segment includes our Fiery series (external print servers and embedded servers), Splash and MicroPress, color and black & white server products, software options for Fiery products, and parts. The Fiery segment also includes server-related revenue comprised of scanning solutions.

•

The second segment, “Inkjet,” consists of sales of super-wide and wide format inkjet printers, industrial inkjet printers, ink, parts, and service revenues from the VUTEk, Jetrion, and Rastek businesses.

•	The third segment, “APPS”, consists of software technology focused on printing workflow, PMIS, proofing, e-commerce, and job tracking tools.

Our revenues by operating segment for the years ended December 31, 2009, 2008, and 2007 were as follows (in thousands):

	Years ended December 31,						% change
Revenue	2009		2008		2007(1)		2009 over 2008	2008 over 2007
Fiery	$184,407	46%	$278,738	50%	$331,474	53%	(34)%	(16)%
Inkjet	159,732	40%	219,959	39%	229,253	37%	(27)%	(4)%
APPS	56,969	14%	61,683	11%	59,859	10%	(8)%	3%

Total revenue	$401,108	100%	$560,380	100%	$620,586	100%	(28)%	(10)%

(1)

Revenues in the Fiery and APPS operating segments for the twelve months ended December 31, 2007 have been revised to reflect the reclassification of Fiery-related software revenue from the APPS operating segment to the Fiery operating segment. Total revenues for the twelve months ended December 31, 2007 have not changed.

Overview

Revenue was $401.1, $560.4, and $620.6 million in 2009, 2008, and 2007, respectively, resulting in a 28% decrease in 2009 compared with 2008 and a 10% decrease in 2008 compared with 2007. The $159.3 million decrease in 2009 compared with 2008 consisted of decreased Fiery revenues of $94.3 million, Inkjet revenues of $60.2 million, and APPS revenues of $4.8 million. The $60.2 million decrease in 2008 compared to 2007 consisted of decreased Fiery revenues of $52.7 million and Inkjet revenues of $9.3 million, offset by increased APPS revenues of $1.8 million.

Fiery Revenues

Fiery revenues declined by $94.3 million, or 34%, in 2009 compared with 2008, which was primarily driven by reduced demand from our OEM customers due to a weak global economy in 2009, as well as customers reducing their inventory levels. The tightening global credit markets also contributed to the revenue decline as it has remained relatively more difficult for some of our customers to obtain financing.

Fiery revenues declined by $52.7 million, or 16%, in 2008 versus 2007, which was primarily driven by reduced demand from our OEM customers throughout the world due to the slowing global economy. The tightening of global credit markets also contributed to the decline as it had become relatively more difficult for some of our customers to obtain financing.

Inkjet Revenues

Inkjet revenues declined by $60.2 million, or 27%, in 2009 compared with 2008, primarily due to global credit markets remaining tight as it has remained relatively more difficult for some of our customers to obtain financing. The impact of the slow global economy and tight credit markets were partially offset by several new Inkjet product introductions.

Inkjet revenues declined by $9.3 million, or 4%, in 2008 compared with 2007, primarily due to lower printer volumes in the fourth quarter of 2008. It had become relatively more difficult for customers to obtain financing to purchase our products due to the tightening of global credit markets. In addition, the softening of the retail sector and related demand for signs, billboards, and point of purchase displays impacted our customers’ businesses and their demand for ink, which resulted in a lower demand for our ink products in the fourth quarter of 2008.

APPS Revenues

APPS revenues declined by $4.8 million, or 8% in 2009 compared with 2008, which was not as significant on a percentage basis compared with our other operating segments due to the benefits realized from the Pace acquisition, which closed during the third quarter of 2008, and the recurring nature of a portion of APPS revenues. APPS recurring revenues include subscription revenue and maintenance fees.

APPS revenues increased by $1.8 million, or 3%, in 2008 compared with 2007, through new customers and the acquisition of Pace during the third quarter of 2008, which strengthened our PMIS products.

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

Our revenues by geographic area for the years ended December 31, 2009, 2008, and 2007 were as follows (in thousands):

	For the years ended December 31,						% change
Revenue	2009		2008		2007		2009 over 2008	2008 over 2007
Americas	$229,294	57%	$297,896	53%	$327,232	53%	(23)%	(9)%
EMEA	122,696	30%	194,474	35%	216,308	35%	(37)%	(10)%
Japan	35,041	9%	52,048	9%	58,015	9%	(33)%	(10)%
Other international locations	14,077	4%	15,962	3%	19,031	3%	(12)%	(16)%

Total revenue	$401,108	100%	$560,380	100%	$620,586	100%	(28)%	(10)%

Revenues declined in 2009 across all regions. In the individual regions, Fiery and Inkjet declined in the Americas and EMEA, while Fiery declined in Japan. Americas revenues increased from 53% of total revenues in 2008 to 57% of total revenues in 2009 and EMEA revenues decreased from 35% of total revenues in 2008 to 30% of total revenues in 2009, as a result of stronger sales in the Americas, as compared with EMEA, in 2009 as compared with 2008.

In 2008, revenues in the Americas, EMEA, Japan, and other international locations represented 53%, 35%, 9%, and 3% of revenues, respectively, with no change from 2007. Revenues declined in 2008 across all regions primarily driven by Fiery.

In the individual regions, Fiery revenues represented 41%, 44%, 91%, and 35% of 2009 revenue in the Americas, EMEA, Japan and other international locations, respectively, compared with 47%, 43%, 94%, and 41% of 2008 revenue.

Inkjet revenues represented 39%, 49%, 8%, and 55% of 2009 revenue in the Americas, EMEA, Japan, and other international locations, respectively, compared with 37%, 52%, 5%, and 49% of 2008 revenue.

Americas revenues decreased by 23% in 2009 compared to 2008, primarily due to weakness in Fiery sales caused by reduced demand from our OEM customers due to the slow economy and weak Inkjet sales due to the tight global credit markets and the decline in global marketing spending. Likewise, the soft retail sector and the related demand impacted our customers’ businesses. EMEA revenues decreased 37% also due to the slow economy and tight credit markets in Europe. Japan revenues decreased 33% as a result of reduced Fiery demand. Other international location revenues decreased by 12% mainly driven by lower sales due to the impact of macro-economic conditions. New Fiery and Inkjet product launches are beginning to mitigate the impact of the economic environment.

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

A substantial portion of our revenue over the years has been attributable to sales through our OEM customers and independent distributor channels. Canon and Xerox each contributed over 10% of our revenues individually and together accounted for approximately 26%, 29%, and 31% of our revenues for the years ended December 31,

2009, 2008, and 2007, respectively. We have shown decreasing dependency on our OEM customers. In 2009, 2008, and 2007, 57%, 56%, and 54%, respectively, of revenues were from non-OEM sources. Over time, we expect the OEM percentages to continue to decline. Because sales of our printer and copier-related products constitute a significant portion of our revenues and there is a limited number of OEMs producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our controller revenues in future periods.

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

We intend to continue to develop new products and technologies for each of our product lines including new generations of server and controller products, super-wide and wide format printers, and other new product lines, and to distribute those new products to or through current and new OEM customers, distribution partners, and end-users in 2010 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

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

We also believe that in addition to the factors described above, price reductions for our products will affect revenues in the future. We have previously reduced, and in the future will likely change, prices for our products. Depending on the price elasticity of demand for our products, the pricing and quality of competitive products, and other economic and competitive conditions, price changes have had, and may in the future have, an adverse impact on our revenues and profits.

Gross Profit

Gross profits by operating segment, excluding stock-based compensation, for the years ended December 31, 2009, 2008, and 2007 were as follows (in thousands):

	Year Ended December 31, 2009
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$184,407	$159,733	$56,968	$—	$401,108
Cost of revenue	62,875	108,985	16,691	1,073	189,624

Gross profit	$121,532	$50,748	$40,277	$(1,073)	$211,484

Gross profit percentages	65.9%	31.8%	70.7%		52.7%

	Year Ended December 31, 2008
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$278,738	$219,959	$61,683	$—	$560,380
Cost of revenue	90,389	130,282	19,821	2,471	242,963

Gross profit	$188,349	$89,677	$41,862	$(2,471)	$317,417

Gross profit percentages	67.6%	40.8%	67.9%		56.6%

	Year Ended December 31, 2007
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$331,474	$229,253	$59,859	$—	$620,586
Cost of revenue	111,005	127,850	18,675	1,909	259,439

Gross profit	$220,469	$101,403	$41,184	$(1,909)	$361,147

Gross profit percentages	66.5%	44.2%	68.8%		58.2%

Our gross profit percentages were 52.7%, 56.6%, and 58.2% for the years ended 2009, 2008 and 2007, respectively. The decrease in gross profit percentages in 2009, as compared with 2008, was primarily due to reduced Inkjet gross profit percentages from 40.8% in 2008 to 31.8% in 2009, which resulted from relatively fixed manufacturing costs spread over lower revenue and, to a lesser extent, costs associated with the consolidation of our ink production into a single facility to streamline the production process and reduce ink production costs. Inkjet fixed manufacturing costs have decreased as compared with the prior year, but not by enough to offset the revenue decline.

Inkjet revenues were 40%, 39%, and 37% of total revenues in 2009, 2008, and 2007, respectively. Our Inkjet operating segment is growing as a percentage of revenue, which decreases the gross profit percentage. Inkjet gross profit percentages are lower than Fiery gross profit percentages. Our ink sales represent a continuing revenue stream to existing customers that will increase if our Inkjet customers’ production increases. Ink margins are typically higher than overall Inkjet margins.

The decrease in Fiery gross profit percentages from 67.6% in 2008 to 65.9% in 2009 was primarily mix-related as embedded servers have lower margins than stand alone servers, along with costs to launch new products. Fiery revenues decreased as a percentage of total revenues from 50% in 2008 to 46% in 2009.

The increase in APPS gross profit percentages from 67.9% in 2008 to 70.7% in 2009 was primarily due to operating efficiencies, which continue to be achieved through the Pace acquisition, which closed during the third quarter of 2008. Our overall gross profit percentages were also aided by increased APPS revenues as a percentage of total revenues from 11% in 2008 to 14% in 2009.

The decrease in gross profit percentages in 2008 of 56.6%, as compared with 58.2% in 2007, was primarily due to an increased percentage of lower margin Inkjet revenues and lower Inkjet fixed manufacturing costs spread over relatively fixed Inkjet revenues. Inkjet fixed manufacturing costs decreased as compared with the prior year, but not by enough to offset the revenue decline.

If our product mix changes significantly, our gross profits will fluctuate. In addition, gross profits can be impacted by a variety of other factors. These factors include market prices achieved on our current and future products, availability and pricing of key components (including DRAM, processors, and print heads), subcontractor manufacturing costs, product mix, channel, geographic mix, product transition results, new product introductions, competition, and general economic conditions in the U.S. and abroad. Consequently, gross profits may fluctuate from period to period. In addition to the factors affecting revenue described above, if we reduce prices, gross profits for our products could be lower.

Many of our products and sub-assemblies are manufactured by subcontract manufacturers that purchase most of the necessary components. If our subcontract manufacturers cannot obtain necessary components at favorable prices, we could experience increased product costs. We purchase certain components directly, including processors, memory, certain ASICs, and software licensed from various sources, including Adobe PostScript® software.

Stock-based Compensation

Stock-based compensation expenses were $18.6, $33.4, and $24.5 million respectively for the years ended December 31, 2009, 2008, and 2007. The decrease in stock-based compensation expense of $14.8 million, or 44%, from 2008 to 2009 and the increase in stock-based compensation expense of $8.9 million, or 36%, from 2007 to 2008 was primarily because no equity awards were issued during the first 10 months of 2007 as a result of the stock option review conducted at that time. As explained below, amortization of stock-based compensation expense under the graded vesting method results in more significant expense in the initial years of vesting.

We account for stock-based payment awards, in accordance with ASC 718, Stock Compensation, which requires stock-based compensation expense to be recognized based on the fair value of such awards on the date of grant. We amortize compensation cost on a graded vesting basis over the vesting period. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. This has the impact of greater stock-based compensation expense during the initial years of the vesting period. See Note 12—Employee Benefit Plans of the Notes to Consolidated Financial Statements for more discussion of stock-based compensation.

Operating Expenses

The following table presents operating expenses for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	Years ended December 31,
				% change
	2009	2008	2007	2009 over 2008	2008 over 2007
Research and development	$110,822	$140,437	$140,470	(21)%	(0)%
Sales and marketing	102,001	119,400	120,444	(15)%	(1)%
General and administrative	35,033	47,685	67,461	(27)%	(29)%
Amortization of identified intangibles	18,479	29,367	33,502	(37)%	(12)%
In-process research & development	—	2,680	—	(100)%	100%
Restructuring and other	8,957	11,005	1,501	(19)%	633%
Goodwill and asset impairment	3,208	111,858	—	(97)%	100%

Total operating expenses	$278,500	$462,432	$363,378	(40)%	27%

Operating expenses decreased by $183.9 million in 2009, as compared with 2008, and increased by $99.1 million in 2008, as compared with 2007.

Operating expenses as a percent of revenues decreased from 82% in 2008 to 70% in 2009 primarily due to impairment charges recorded on goodwill and certain long-lived assets as a result of the impairment analysis conducted during the fourth quarter of 2008 and in-process research & development charges related to our 2008 acquisitions of Pace and Rastek.

Research and Development

Research and development expenses consist primarily of costs associated with personnel, consulting and prototype materials. Research and development expenses were $110.8 million in 2009, or 28% of revenue, $140.4 million in 2008, or 25% of revenue, and $140.5 million in 2007, or 23% of revenue.

Research and development expenses decreased by $29.6 million, or 21%, in 2009 as compared with 2008. Personnel-related expenses decreased by $17.6 million primarily due to head count, salary, variable compensation, consulting, and travel reductions. Prototypes and non-recurring engineering expenses decreased by $0.4 million. Stock-based compensation expense decreased by $6.3 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. The remaining $5.3 million reduction in research and development expenses relates to facility downsizing achieved during the last year in the APPS operating segment and cost reductions achieved by focused efforts on key initiatives in all areas.

The slight decrease in research and development expenses of $0.1 million in 2008, as compared with 2007, was primarily due to a $6.3 million decrease in personnel-related expenses, including consulting, and a $2.7 million decrease in prototypes and non-recurring engineering expenses, offset by a $0.9 million increase in depreciation of fixed assets resulting from R&D equipment acquired during the year, a $3.1 million increase in facilities expenses, and a $3.9 million increase in stock-based compensation expense.

Research and development head count was 820, 894, and 914 as of December 31, 2009, 2008, and 2007, respectively.

Cost reductions achieved during the year ended December 31, 2009 compared with the corresponding prior periods are net of increased research and development spending due to the Pace and Raster acquisitions, which closed during the latter half of 2008. We expect that if the U.S. dollar remains volatile against other currencies, research and development expenses reported in U.S. dollars could fluctuate.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment, depreciation, and costs associated with sales offices in the U.S., Europe, Asia, and other locations around the world. Sales and marketing expenses were $102.0 million in 2009, or 25% of revenue, $119.4 million in 2008, or 21% of revenue, and $120.4 million in 2007, or 19% of revenue.

Sales and marketing expenses decreased by $17.4 million, or 15%, in 2009 as compared with 2008. Personnel-related expenses decreased by $6.1 million primarily due to head count, salary, and variable compensation reductions. Travel expenses decreased by $3.6 million due to reduced travel to trade shows in the current year. Marketing and trade show expenses decreased by $4.4 million due to more efficient spending and the inclusion of Drupa trade show expenses during the second quarter of 2008. Drupa is a European trade show that is held once every four years. Stock-based compensation expense decreased by $1.8 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. The remaining $1.5 million reduction in sales and marketing expenses relates to facility downsizing achieved during the last year and a focused effort on cost reduction in all areas.

The $1.0 million decrease in sales and marketing expenses in 2008, as compared with 2007, was primarily related to a $3.1 million decrease in marketing and travel-related expenses, offset by a $2.1 million increase in stock-based compensation expense.

Sales and marketing head count was 507 (including 167 in customer service), 515, and 519 of December 31, 2009, 2008, and 2007, respectively.

Over time, our sales and marketing expenses may increase in absolute terms, if revenues increase in future periods, as we continue to actively promote our products and introduce new products and services. We expect that if the U.S. dollar remains volatile against other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of costs associated with administrative personnel, legal, and finance expenses. General and administrative expenses were $35.0 million in 2009, or 9% of revenue, $47.7 million in 2008, or 8% of revenue, and $67.5 million, or 11% of revenue, in 2007.

General and administrative expenses decreased $12.7 million, or 27%. Personnel-related expenses decreased by $1.8 million primarily due to head count, salary, variable compensation, and travel reductions. Consulting expenses decreased by $1.9 million, including additional costs associated with our fair value stock option exchange program. Expenses associated with the stock option review decreased by $1.8 million as the review was concluded in 2008. Legal expenses decreased by $4.4 million due to the settlement of certain cases and more efficient spending. Stock-based compensation expense decreased by $5.4 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. These decreases were partially offset by a $3.6 million legal reserve reduction, net of settlements. The remaining $1.0 million reduction in general and administrative expenses is due to focused effort on cost reduction in all areas.

The $19.8 million decrease in general and administrative expenses in 2008, as compared with 2007, was primarily related to a decrease of $17.7 million in legal and accounting expenses related to the stock option review completed in 2007 and U.S. Internal Revenue Code Section 409A tax payments made to the U.S. government on behalf of employees, a decrease of acquisition costs of $1.4 million, and a $3.6 million legal reserve reversal, net of settlements, offset by a $2.3 million increase in stock-based compensation expense.

The remaining $0.6 million reduction in general and administrative expenses is due to focused effort on cost reduction in all areas.

In-Process Research & Development

In 2008, we incurred in-process research & development expenses of $2.7 million as a result of our acquisitions of Pace and Rastek during the third and fourth quarters, respectively. No in-process research & development expenses were incurred in 2009 or 2007.

Restructuring and Other

Restructuring and other costs for the years ended December 31, 2009, 2008, and 2007 totaled $9.0, $11.0, and $1.5 million, respectively. Restructuring and other charges include severance costs of $8.1, $8.3, and $1.5 million related to head count reductions of 227, 166, and 4 for the years ended December 31, 2009, 2008, and 2007, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Restructuring and other charges includes charges to downsize three facilities during 2009 and charges to downsize five facilities and integrate our Pace and Raster acquisitions and related employees during 2008.

Throughout 2008 and during each of the first three quarters of 2009, we announced restructuring plans to better align our costs with revenue levels due to the current economic environment. These reductions are one of many cost reduction actions that we have taken to lower our quarterly operating expense run rate.

Amortization of Identified Intangibles

Amortization of identified intangibles for the years ended December 31, 2009, 2008, and 2007 totaled $18.5 million, or 5% of revenue, $29.4 million, or 5% of revenue, and $33.5 million, or 6% of revenue, respectively.

The decrease of $10.9 million in 2009, as compared with 2008, is due to several intangible assets becoming fully amortized in 2009, partially offset by a full year of amortization of intangible assets identified as components of the Pace and Raster acquisitions, which closed during the third and fourth quarters of 2008, respectively, and accelerated useful lives of certain trademarks primarily within the Inkjet operating segment.

The decrease of $4.1 million in 2008, as compared with 2007, is due to several intangible assets becoming fully amortized in 2008, partially offset by amortization of intangible assets identified as components of the Pace and Raster acquisitions, which closed during the third and fourth quarters of 2008, respectively.

Interest and Other Income, Net

Interest and other income, net

Interest and other income, net, includes interest income, net, gains from sales from our cash and short-term investments, and net foreign currency transaction gains and losses on our operating activities. Interest and other income, net, for the years ended December 31, 2009, 2008, and 2007 was $3.1, $13.5, and $29.5 million, respectively. Interest income for the years ended December 31, 2009, 2008, and 2007 was $3.8, $13.9, and $29.5 million, respectively. The decrease of $10.1 million from 2008 to 2009 and $15.6 million from 2007 to 2008 was driven by lower interest income on our investments as a result of lower investment balances and interest rates as we sold a substantial portion of our investment portfolio during the first five months of 2008 to generate cash for the redemption of our 1.50% convertible senior debentures, which occurred on June 2, 2008. We had net realized gains on our marketable securities of $0.6 million in 2009, net realized gains of $3.9 million in 2008, and net realized losses of $0.3 million in 2007.

Interest expense consists of interest and debt amortization costs related to our 1.50% convertible senior debentures. Interest expense for the year ended December 31, 2008 was $1.5 million compared to $5.0 million for the year ended December 31, 2007. The decrease of $3.5 million from 2007 to 2008 was driven by the redemption of the outstanding balance of our 1.50% convertible senior debentures on June 2, 2008, which totaled $240.0 million.

The remaining fluctuation in expense between 2009, 2008, and 2007 was primarily due to realized and unrealized foreign exchanges gains and losses.

Gain on Sale of Building and Land

During the first quarter of 2009, we sold a portion of the Foster City, California campus for $137.3 million. Under the agreement, we sold the approximately 163,000 square foot building at 301 Velocity Way, as well as approximately 30 acres of related land and certain other assets related to the property. The cost of the land, building, improvements, and direct transaction costs were included in the determination of the $80 million gain on sale of building and land.

Goodwill Impairment

During the fourth quarter of 2009, we changed our annual goodwill impairment testing date from September 30 to December 31 of each year. This change is being made to better align impairment testing procedures with year-end financial reporting and the annual business planning and budgeting process, which commences during the fourth quarter of each year. As a result, the goodwill impairment testing will reflect the result of input from business and other operating personnel in the development of the budget. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The annual goodwill impairment testing was initially completed as of September 30, 2009, in accordance with our previously established annual testing timeline. As a result of this accounting change, we also completed the impairment testing procedures as of December 31, 2009.

A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference.

Based on our valuation results, we had determined that the fair values of our reporting units exceeded their carrying values. Therefore, management determined that no goodwill impairment charge was required as of September 30, 2009.

Based on the outcome of the conditions existing during the fourth quarter of 2008, we determined there was a triggering event that required an interim impairment analysis had occurred relating to the Inkjet reporting unit. The resulting impairment analysis resulted in a non-cash goodwill impairment charge of $104 million during the fourth quarter of 2008. The goodwill valuation analysis was performed based on our respective reporting units—Fiery, Inkjet, and APPS—which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Data, and Major Customers of the Notes to Consolidated Financial Statements.

We determined the fair value of the Inkjet reporting unit as of December 31, 2009 by equally weighting the market and income approaches. The fair value of the Fiery and APPS reporting units were determined based on the market approach. Under the market approach, we estimated fair value based on market multiples of revenues or earnings of comparable companies. Under the income approach, we measured fair value of the Inkjet reporting unit based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units continued to exceed their carrying values. Fiery, Inkjet, and APPS fair values are $186, $177, and $61 million, respectively, which exceeds carrying value by 93%, 9%, and 33%, respectively.

To identify suitable comparable companies under the market approach, consideration was given to the financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar businesses, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives. Consideration was given to the investment characteristics of the subject company relative to those of similar publicly traded companies (i.e., guideline companies). Guideline company stocks are actively traded.

Two applications of the market approach are the Public Company Market Multiple Method (“PCMMM”) and the Similar Transaction Method (“STM”). In applying the PCMMM, valuation multiples were derived from historical and projected operating data of guideline companies and applied to the appropriate operating data of our reporting units to arrive at an indication of fair value. Four suitable guideline companies were identified for the Inkjet reporting unit. Suitable guideline companies could not be identified for the Fiery and APPS reporting units. Consequently, the STM was employed based on actual majority acquisition transactions in the Fiery and APPS respective reporting unit’s industry to arrive at an indication of the fair value of these reporting units.

Because the fair value of the Fiery and APPS reporting units significantly exceeded their carrying values as of December 31, 2009 as indicated by the internal market-based analysis, management did not deem it necessary to further supplement the bases for this judgment. While the fair value of the Inkjet reporting unit exceeded its carrying value based on our internal market-based valuation, management determined to further examine whether an impairment had occurred given the recent Inkjet impairment recognized in the fourth quarter of 2008. We reviewed the factors that could trigger an impairment charge and completed an income-based impairment analysis, consistent with the approach taken during the third quarter of 2009.

We engaged a third party valuation firm to aid management in its analysis during the third quarter of 2009. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm at that time, the impairment analysis and related valuations represented the conclusions of management and not the conclusions or statements of any third party. We did not engage a third party to aid management in the current quarter analysis.

Solely for purposes of establishing inputs for the income approach to assess the fair value of the Inkjet reporting unit, we made the following assumptions:

•

A difficult economic climate will continue through 2010 with Inkjet results generally below 2008 results, substantially mitigated by new product introductions, which occurred in 2009 and will continue in 2010 allowing Inkjet results to improve,

•	followed by a recovery period between 2011 and 2014, and

•	long-term industry growth past 2014.

Our discounted cash flow projections for the Inkjet reporting unit were based on five-year financial forecasts, which were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the independent valuation firm engaged by us during the preceding quarter. The significant assumptions utilized in these five-year forecasts included annual revenue growth rates ranging from 6% to 32% for the Inkjet reporting unit, which equates to a compound annual growth rate of 14%. Future cash flows were discounted to present value using a mid-year convention and a discount rate of 16%. Terminal values were calculated using the Gordon growth methodology with a long-term growth rate of 4.5%. The sum of the fair values of the Fiery, Inkjet, and APPS reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. Significant assumptions used in determining fair values of the reporting units include the determination of appropriate market comparables, estimated multiples of revenue and EBITDA that a willing buyer is likely to pay, estimated control premium a willing buyer is likely to pay, and gross profits. Inkjet gross profits are expected to increase as fixed production costs are absorbed by increased Inkjet volumes.

To assess the reasonableness of the estimated control premium of 19%, we examined the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units. We examined the weighted average and median control premiums offered in these industries, industry specific control premiums, and specific transaction control premiums to conclude that our estimated control premium is reasonable.

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

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2010 or prior to that, if any such change constitutes a interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

A 1% change in the revenue growth factor impacts Fiery and APPS fair values by 1.9% and 1.3%, respectively, under the market approach. Because Inkjet fair value is determined using a weighting of the market and income approaches, the impact of changes in the revenue growth factor of 1% result in either an increase in Inkjet fair value of 2.2% or a decrease in Inkjet fair value of 1.5%. Likewise, the impact of changes in the discount rate of 1% result in either an increase in Inkjet fair value of 6.5% or a decrease in Inkjet fair value of 5.2%. Consequently, we have concluded that no reasonably possible charges would reduce the fair value of the reporting units to such a level that it would cause a failure in step one.

Long-Lived Asset Impairment

Other investments, included within Other Assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are strategic to us. Investments in which we exercise significant influence over operating and financial policies, but do not have a majority voting interest, are accounted for using the equity method of accounting.

The process of assessing whether a particular equity investment’s fair value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for these securities. In making this judgment, we carefully consider the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This process is based primarily on information that we request and receive from these privately-held companies and is performed on a quarterly basis. Although we evaluate all of our privately-held equity investments for impairment based on this criteria, each investment’s fair value is only estimated when events or changes in circumstances have occurred that may have a significant effect on its fair value (because the fair value of each investment is not readily determinable). Where these factors indicate that the equity investment’s fair value is less than its carrying cost, and where we consider such diminution in value to be other than temporary, we record an impairment charge to reduce such equity investment to its estimated fair value.

During the fourth quarter of 2008, we assessed each remaining investment’s technology pipeline and market conditions in the industry for the next several years and determined that it is no longer probable that they will generate enough positive future cash flows to recover the full carrying amount of the investment. As such, we recognized an impairment charge of $6.1 million.

Long-lived asset impairment for the year ended December 31, 2009 of $3.2 million consisted primarily of project abandonment costs related to equipment charges in the Inkjet operating segment. Long-lived asset impairment for the year ended December 31, 2008 of $1.8 million consisted primarily of certain Inkjet printer equipment.

Income (Loss) before Income Taxes

The components of income from operations before income taxes are as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
U.S.	$24,470	$(153,597)	$(34,110)
Foreign	(8,435)	20,521	56,319

Total	$16,035	$(133,076)	$22,209

For the year ended December 31, 2009, pre-tax operating income of $16.0 million included $24.5 million of U.S. pre-tax operating income and $8.5 million of foreign pre-tax operating loss. The pre-tax income attributable to U.S. operations included the $80.0 million gain on sale of building and land, offset by the amortization of identified intangibles of $18.1 million, stock-based compensation expense of $18.6 million, restructuring and other costs of $6.8 million, and asset and goodwill impairment of $3.2 million. The pre-tax loss attributable to foreign operations included restructuring and other costs of $2.2 million and amortization of identified intangibles of $0.4 million.

For the year ended December 31, 2008, pre-tax operating loss of $133.1 million included $153.6 million of U.S. pre-tax operating loss and $20.5 million of foreign pre-tax operating income. The pre-tax loss attributable to U.S. operations included asset and goodwill impairment of $111.4 million, amortization of identified intangibles of $31.7 million, stock-based compensation expense of $33.4 million, restructuring and other costs of $8.6 million, stock review and related costs of $1.8 million, partially offset by legal reserve adjustments of $3.6 million. The pre-tax income attributable to foreign operations included restructuring and other costs of $2.4 million, amortization of identified intangibles of $0.3 million, and asset and goodwill impairment of $0.5 million.

For the year ended December 31, 2007, pre-tax operating income of $22.2 million included $34.1 million of U.S. pre-tax operating loss and $56.3 million of foreign pre-tax operating income. The pre-tax operating loss attributable to U.S. operations included stock review and related costs of $19.5 million, amortization of identified intangibles of $32.8 million, stock-based compensation expense of $24.5 million, restructuring and other costs of $1.5 million, and acquisition costs of $1.4 million. The pre-tax operating income attributable to foreign operations included amortization of identified intangibles of $0.7 million.

Income Taxes

We recorded a tax provision in 2009 of $18.2 million on pre-tax operating income of $16.0 million, compared to a tax benefit of $19.6 million recorded in 2008 on pre-tax operating loss of $133.1 million and a tax benefit of $4.6 million recorded in 2007 on pre-tax operating income of $22.2 million. In each of these years, we benefited from research and development credits. Our taxes also decreased due to lower taxes on foreign income in both 2008 and 2007. Our taxes increased due to non-deductible stock compensation charges in each of these years, decreased profitability in low tax jurisdictions in 2009, and non-deductible goodwill impairment charges in 2008.

As a result of discrete tax adjustments, our taxes in 2009 increased $32.0 million related to the gain on sale of the Foster City building and land, $5.8 million related to tax shortfalls recorded pursuant to ASC 718-740, Stock Compensation – Income Taxes, and $0.7 million due to interest accrued on prior year tax contingency reserves. Discrete tax adjustments also reduced our 2009 taxes by $3.5 million due to restructuring and severance costs, $1.3 million related to asset impairment charges, $1.1 million due to a reduction in tax reserves established in prior years on income from foreign operations, $0.3 million as a result of the expiration of the statute of limitations for federal and state income tax purposes, $0.5 million related to tax deductions resulting from our Amended and Restated 2000 Employee Stock Purchase Plan (“ESPP”) dispositions, $0.6 million related to interest established in prior years for tax contingency reserves.

As a result of discrete tax adjustments, our taxes in 2008 increased $0.7 million due to interest accrued on prior year tax contingency reserves and $2.5 million related to tax shortfalls recorded pursuant to ASC 718-740. Discrete tax adjustments also reduced our 2008 taxes by $0.5 million due to a reassessment of taxes resulting from filing our 2007 federal and state income tax returns, $2.5 million due to the completion of our 2002-2004 IRS audits, $2.2 million due to one-time severance costs and $0.3 million due to a reduction in tax reserves established in prior years on income from foreign operations.

As a result of discrete tax adjustments, our taxes in 2007 increased $0.3 million due to interest accrued on prior year tax contingency reserves and $0.9 million due to our reassessment of taxes resulting from filing our 2006 federal and state income tax returns. Discrete tax adjustments also reduced our 2007 taxes by $1.6 million due to a reassessment of our federal tax contingency reserves, $1.1 million due to a one-time bonus payment to employees related to the temporary suspension of our ESPP, $0.4 million related to U.S. Internal Revenue Section (“IRC”) 409A payments made on employees’ behalf, and $0.5 million valuation allowance release related to compensation deductions that are no longer anticipated to be limited by U.S. Internal Revenue Code Section 162(m).

Effective January 1, 2007, we adopted ASC 740-10-25-5 through 17, Income Taxes—Basic Recognition Threshold. ASC 740-10-25-5 through 17 clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. The cumulative effect of adopting ASC 740-10-25-5 through 17 was recorded as an increase of $4.8 million to retained earnings, and a decrease of $1.1 million and $5.9 million in goodwill and taxes payable, respectively.

In 2008, the Internal Revenue Service (IRS) completed their examination of the 2002 through 2004 tax years. As a result of the IRS audit settlement, we reduced our unrecognized tax benefits by $6.6 million, of which $2.5 million was recorded as a discrete tax benefit. In conjunction with the IRS audit settlement, we also reduced deferred tax assets and equity by $4.1 million and $2.0 million, respectively, and expect to pay approximately $2.0 million to federal and state tax authorities as a result of the closure of the audit. These adjustments are primarily related to intercompany cost allocations and the research and development credits.

Unaudited Non-GAAP Financial Information

To supplement our GAAP consolidated financial results, we use non-GAAP measures of net income and earnings per diluted share, which are GAAP net income and GAAP earnings per diluted share adjusted to exclude certain recurring and non-recurring costs, expenses, and gains.

We believe that the presentation of non-GAAP net income and non-GAAP earnings per diluted share provides important supplemental information to management and investors regarding non-cash expenses and significant recurring and non-recurring items that we believe are important to understand our financial and business trends relating to our financial condition and results of operations. Non-GAAP net income and non-GAAP earnings per diluted share are among the primary indicators used by management as a basis for planning and forecasting future periods and by management and our Board of Directors to determine whether our operating performance has met specified targets and thresholds. Management uses non-GAAP net income and non-GAAP earnings per diluted share when evaluating operating performance because it believes that the exclusion of the items described below, for which the amounts and/or timing may vary significantly depending upon our activities and other factors, facilitates comparability of our operating performance from period to period. We have chosen to provide this information to investors so they can analyze our operating results in the same way that management does and use this information in their assessment of our business and valuation.

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles, recurring stock-based compensation expense, as well as restructuring-related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include project abandonment costs, goodwill and asset impairment charges, costs related to our stock option review completed in 2008, certain legal settlements, and our sale of certain real estate assets. Examples of these excluded items are described below:

•	Amortization of acquisition-related intangibles. Identified intangible assets acquired to date are being amortized on a straight-line basis over one to twenty years.

•	Stock-based compensation expense is recognized in accordance with ASC 718, Stock Compensation.

•	Restructuring-related charges. We have incurred restructuring, severance, and facility closure charges as we reduce the number and size of our facilities and the size of our workforce.

•	Non-recurring charges and gains, including:

•	Asset impairment consists of costs related to equipment and non-cancellable purchase orders incurred relating to a planned product that was cancelled.

•	On January 29, 2009, we sold a portion of the Foster City, California campus for a final amount of $137.3 million to Gilead Sciences, Inc., resulting in a gain on sale of approximately $80 million.

•	In the fourth quarter of 2008, we recognized a goodwill impairment charge of approximately $104 million.

•

Tax effect of these adjustments. After removing the non-GAAP items, we apply the principles of ASC 740, Income Taxes, to estimate the non-GAAP income tax provision in each of the jurisdictions in which we operate.

These non-GAAP measures are not in accordance with or an alternative for GAAP and may be materially different from other non-GAAP measures, including similarly titled non-GAAP measures, used by other companies. The presentation of this additional information should not be considered in isolation from, as a substitute for, or superior to, net income or earnings per diluted share prepared in accordance with GAAP. Non-GAAP financial measures have limitations in that they do not reflect certain items that may have a material impact on our reported financial results. We expect to continue to incur expenses of a nature similar to the non-GAAP adjustments described above, and exclusion of these items from our non-GAAP net income and non-GAAP earnings per diluted share should not be construed as an inference that these costs are unusual, infrequent, or non-recurring.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(unaudited)

	For the Years Ended December 31,
(millions, except per share data)	2009	2008	2007
Net income (loss)	$(2.2)	$(113.4)	$26.8

Amortization of identified intangibles assets and in-process R&D	18.5	32.0	33.5
Restructuring and other	9.0	11.0	1.5
Stock-based compensation expense	18.6	33.4	24.5
Acquisition costs	—	—	1.4
Option review costs	—	1.8	19.5
Legal reserve	(0.1)	(3.6)	—
Goodwill and asset impairment	3.2	111.9	—
Gain on sale of building and land	(80.0)	—	—
Tax effect of non-GAAP net income	22.3	(31.9)	(29.3)

Non-GAAP net income (loss)	$(10.7)	$41.2	$77.9
After-tax adjustment of convertible debt-related expense	—	1.3	3.0

Income for purposes of computing diluted non-GAAP net income per share	$(10.7)	$42.5	$80.9

Non-GAAP net income (loss) per diluted share	$(0.22)	$0.74	$1.19

Shares for purposes of computing diluted non-GAAP net income per share	49.7	57.2	68.1

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, purchase commitments, revenue recognition, and contingencies on an ongoing basis. The estimates are based on historical and current experience, the impact of the current economic environment, and various other assumptions believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following are our critical accounting policies and estimates:

•	revenue recognition;

•	estimating allowance for doubtful accounts, inventory reserves, warranty reserves, and litigation accruals;

•	accounting for stock-based compensation;

•	accounting for income taxes;

•	valuation analyses for intangible assets and goodwill;

•	business combinations; and

•	determination of functional currencies for consolidating our international operations.

Revenue recognition. We derive our revenue primarily from product revenue, which includes hardware (controllers, design-licensed solutions, including upgrades, inkjet printers, including components replaced under maintenance agreements, and ink), software licensing and development, and royalties. We also receive service revenue from software license maintenance agreements, customer support, training, and consulting. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences could result in the amount and timing of revenue for any period if our management made different judgments or utilized different estimates.

We recognize revenue in accordance with the provisions of SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”) and when applicable, ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, for the sale of controllers, printers, and ink. As such, revenue is generally recognized when persuasive evidence of an arrangement exists, the product has been delivered or services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.

Products generally must be shipped against written purchase orders. We use either a binding purchase order or signed contract as evidence of an arrangement. Sales to some of our OEMs are evidenced by a master agreement governing the relationship together with a binding purchase order. Sales to our resellers are also evidenced by binding purchase orders or signed contracts and do not generally contain rights of return or price protection. Our arrangements generally do not include product acceptance clauses. When acceptance is required, revenue is recognized when the product is accepted by the customer.

Delivery for hardware generally is complete when title and risk of loss is transferred at point of shipment from manufacturing facilities, or when the product is delivered to the customer’s local common carrier. We also sell products and services using sales arrangements with terms resulting in different timing for revenue recognition as follows:

•

if the title and/or risk of loss is transferred at a location other than our manufacturing facility, revenue is recognized when title and/or risk of loss transfers to the customer, per the terms of the agreement;

•	if title is retained until payment is received, revenue is recognized when title is passed upon receipt of payment;

•	if payment is contingent upon installation, the revenue related to the portion of the payment tied to installation is deferred until installation is complete; or

•	if the sales arrangement is classified as an operating lease, revenue is recognized ratably over the lease term.

We assess whether the fee is fixed or determinable based on the terms of the contract or purchase order. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We may not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

We license our software primarily under perpetual licenses. Revenue from software consists of software licensing, post-contract customer support, and professional consulting. We apply the provisions of ASC 985-605, Software—Revenue Recognition, and if applicable, SAB 104 and ASC 605-25 to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

When several elements, including software licenses, post-contract customer support, and professional services, are sold to a customer through a single contract, the revenue from such multiple-element arrangements are allocated to each element using the residual method in accordance with ASC 985-605. Revenue is allocated to the support elements and professional service elements of an agreement using vendor specific objective evidence of fair value (“VSOE”) and to the software license portion of the agreements using the residual method. We have established VSOE of the fair value of our professional services based on the rates charged to our customers in stand alone orders. We have also established VSOE of fair value for post-contract customer support based on substantive renewal rates. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance and/or professional services, and where the maintenance and professional services are not essential to the functionality of the delivered software. Revenue allocated to software licenses is recognized when the following four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is probable. Revenue allocated to post-contract support is recognized ratably over the term of the support contract assuming the four basic criteria are met. We also have subscription arrangements where the customer pays a fixed fee and receives services over a period of time. We recognize revenue from the subscriptions ratably over the service period.

Allowances for doubtful accounts, inventory reserves, warranty reserves, and litigation accruals. To evaluate the need for an allowance for doubtful accounts, management must estimate the collectability of accounts receivables. To do so, management analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $80.2 million, net of allowance for doubtful accounts and sales returns of $13.1 million, as of December 31, 2009.

Similarly, management must estimate potential future inventory obsolescence and purchase commitments to evaluate the need for inventory reserves. Management analyzes current economic trends, changes in customer demand, and the acceptance of our products to evaluate the adequacy of such allowances. Significant management judgment and estimates must be made and used in connection with establishing the allowances and reserves in any accounting period. Material differences may result in changes in the amount and timing of our net income (loss) for any period if management made different judgments or utilized different estimates. Our inventory balance was $48.8 million, net of inventory reserves of $9.8 million, as of December 31, 2009.

Management must estimate potential inventory return rates and replacement or repair costs to evaluate the need for warranty reserves. Significant management judgments and estimates must be made and used in connection with establishing warranty reserves in any accounting period. Material differences may result in changes in the amount and timing of our income for any period, if management made different judgments or utilized different estimates. Warranty reserves were $6.8 million as of December 31, 2009.

We accrue for estimated litigation costs, including potential regulatory fines, when likelihood of incurrence of the related cost is probable and management has the ability to estimate such costs. Until both of these conditions are met, the related litigation costs are recorded as incurred. The material assumptions we use to estimate the required litigation accrual include:

•	communication with our external attorneys regarding the expected duration of the lawsuit, the potential outcome of the lawsuit, and the likelihood of settlement;

•	our strategy regarding the lawsuit;

•	deductible amounts under our insurance policies; and

•	past experiences with similar lawsuits.

The outcome of any particular lawsuit cannot be predicted and our income could be materially impacted, either positively or negatively, if the outcome is different than expected.

We have from time to time established allowances or accruals for uncertainties related to revenues and for potential unfavorable outcomes from disputes with customers or vendors. Management bases its estimates for the allowances or accruals based on historical experience and various other assumptions believed to be applicable and reasonable under the circumstances.

Accounting for stock-based compensation. We account for stock-based compensation in accordance with ASC 718. We must use our judgment in determining and applying the assumptions needed for the valuation of stock options, issuances of common stock under our ESPP, restricted stock units, and restricted stock awards. We are required to apply a forfeiture rate to reflect what we believe will be our final expense related to stock-based compensation. The amounts to be recorded as stock-based compensation expense in the future are subject to change if our assumptions for the variables used in determining the fair value of the instruments and the forfeiture rates are revised. In adopting ASC 718, we elected to adopt the simplified method to establish our beginning balance for the additional paid-in capital (“APIC”) pool related to the tax effects of employee stock-based compensation. Tax shortfalls resulting from the tax effects of employee stock-based compensation absorbed the remaining balance of the APIC pool in 2008.

Accounting for income taxes. We are required to estimate income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax expense and the temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we believe that recovery of these deferred assets is not likely, we must establish a valuation allowance. To the extent we either establish or increase a valuation allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have maintained a valuation allowance of $3.0 million as of December 31, 2009 for foreign tax credits resulting from the 2003 acquisition of Best and compensation deductions potentially limited by U.S. Internal Revenue Code 162(m). If actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could materially impact our financial position and results of operations.

Net deferred tax assets as of December 31, 2009 were $56.4 million.

Significant management judgment is required in evaluating our uncertain tax positions. Our gross unrecognized benefits total $37.0 million as of December 31, 2009. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. If actual settlements differ from these estimates, or we adjust these estimates in future periods, we may need to recognize a tax benefit or additional tax charge that could materially impact our financial position and results of operations.

As of December 31, 2009, we have permanently reinvested $32.2 million of unremitted earnings. Should these earnings be remitted to the U.S., the tax on these earnings would be $1.5 million.

Valuation analyses of intangible assets and goodwill. During the fourth quarter of 2009, we changed our annual goodwill impairment testing date from September 30 to December 31 of each year. This change is being made to better align impairment testing procedures with year-end financial reporting and the annual business planning and budgeting process, which commences during the fourth quarter of each year. As a result, the goodwill impairment testing will reflect the result of input from business and other operating personnel in the development of the budget. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The annual goodwill impairment testing was initially completed as of September 30, 2009, in accordance with our previously established annual testing timeline. As a result of this accounting change, we also completed the impairment testing as of December 31, 2009.

A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference.

Based on our valuation results, we had determined that the fair values of our reporting units exceeded their carrying values. Therefore, management determined that no goodwill impairment charge was required as of September 30, 2009.

Based on the outcome of the conditions existing during the fourth quarter of 2008, we determined there was a triggering event that required an interim impairment analysis had occurred relating to the Inkjet reporting unit. The resulting impairment analysis resulted in a non-cash goodwill impairment charge of $104 million during the fourth quarter of 2008. The goodwill valuation analysis was performed based on our respective reporting units—Fiery, Inkjet, and APPS—which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Data, and Major Customers of the Notes to Consolidated Financial Statements.

We determined the fair value of the Inkjet reporting unit as of December 31, 2009 by equally weighting the market and income approaches. The fair value of the Fiery and APPS reporting units were determined based on the market approach. Under the market approach, we estimated fair value based on market multiples of revenues or earnings of comparable companies. Under the income approach, we measured fair value of the Inkjet reporting unit based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units continued to exceed their carrying values. Fiery, Inkjet, and APPS fair values are $186, $177, and $61 million, respectively, which exceeds carrying value by 93%, 9%, and 33%, respectively.

To identify suitable comparable companies under the market approach, consideration was given to the financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar businesses, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives. Consideration was given to the investment characteristics of the subject company relative to those of similar publicly traded companies (i.e., guideline companies). Guideline company stocks are actively traded.

Two applications of the market approach are the Public Company Market Multiple Method (“PCMMM”) and the Similar Transaction Method (“STM”). In applying the PCMMM, valuation multiples were derived from historical and projected operating data of guideline companies and applied to the appropriate operating data of our reporting units to arrive at an indication of fair value. Four suitable guideline companies were identified for the Inkjet reporting unit. Suitable guideline companies could not be identified for the Fiery and APPS reporting units. Consequently, the STM was employed based on actual majority acquisition transactions in the Fiery and APPS respective reporting unit’s industry to arrive at an indication of the fair value of these reporting units.

Because the fair value of the Fiery and APPS reporting units significantly exceeded their carrying values as of December 31, 2009 as indicated by the internal market-based analysis, management did not deem it necessary to further supplement the bases for this judgment. While the fair value of the Inkjet reporting unit exceeded its carrying value based on our internal market-based valuation, management determined to further examine whether an impairment had occurred given the recent Inkjet impairment recognized in the fourth quarter of 2008. We reviewed the factors that could trigger an impairment charge and completed an income-based impairment analysis, consistent with the approach taken during the third quarter of 2009.

We engaged a third party valuation firm to aid management in its analysis during the third quarter of 2009. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm at that time, the impairment analysis and related valuations represented the conclusions of management and not the conclusions or statements of any third party. We did not engage a third party to aid management in the current quarter analysis.

Solely for purposes of establishing inputs for the income approach to assess the fair value of the Inkjet reporting unit, we made the following assumptions:

•

A difficult economic climate will continue through 2010 with Inkjet results generally below 2008 results, substantially mitigated by new product introductions, which occurred in 2009 and will continue in 2010, allowing Inkjet results to improve,

•	followed by a recovery period between 2011 and 2014, and

•	long-term industry growth past 2014.

Our discounted cash flow projections for the Inkjet reporting unit were based on five-year financial forecasts, which were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the independent valuation firm engaged by us during the preceding quarter. The significant assumptions utilized in these five-year forecasts included annual revenue growth rates ranging from 6% to 32% for the Inkjet reporting unit, which equates to a compound annual growth rate of 14%. Future cash flows were discounted to present value using a mid-year convention and a discount rate of 16%. Terminal values were calculated using the Gordon growth methodology with a long-term growth rate of 4.5%. The sum of the fair values of the Fiery, Inkjet, and APPS reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. Significant assumptions used in determining fair values of the reporting units include the determination of appropriate market comparables, estimated multiples of revenue and EBITDA that a willing buyer is likely to pay, estimated control premium a willing buyer is likely to pay, and gross profits. Inkjet gross profits are expected to increase as fixed production costs are absorbed by increased Inkjet volumes.

To assess the reasonableness of the estimated control premium of 19%, we examined the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units. We examined the weighted average and median control premiums offered in these industries, industry specific control premiums, and specific transaction control premiums to conclude that our estimated control premium is reasonable.

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

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2010 or prior to that, if any such change constitutes a interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material

Business combinations We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research & development, based on their estimated fair values. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Management estimates fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows; acquired developed technologies and patents; expected costs to develop in-process research & development into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or other actual results.

Other estimates associated with the accounting for acquisitions include severance costs and the costs of vacating duplicate facilities, including the future costs to operate and eventually vacate duplicate facilities. These costs are based on estimates made by management and are subject to refinement. Estimated costs may change as additional information becomes available regarding assets acquired and liabilities assumed and as management continues its assessment of the pre-merger operations.

On July 28, 2008, we acquired Pace for approximately $20.1 million in cash, plus an additional future cash earn out, which is contingent on achieving certain performance targets. As of December 31, 2009, approximately $2 million had been earned. We acquired Pace to further strengthen our APPS reporting unit. On December 2, 2008, we acquired Rastek, a mid-market, wide format graphics printer developer and manufacturer for approximately $5.3 million, to further expand our Inkjet reporting unit. The Pace and Rastek acquisitions are discussed more fully in Note 2—Acquisitions of the Notes to the Consolidated Financial Statements.

We apply the provisions of ASC 805, Business Combinations, when accounting for acquisitions. We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research & development based on their estimated fair values. All acquisitions are included in our financial statements from the date of acquisition.

Our financial projections may ultimately prove to be inaccurate and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as projected.

In December 2007, ASC 805 was issued, which retained the fundamental requirement that the acquisition method of accounting be used for all business combinations while revising the accounting treatment for the fair values of certain acquired assets, liabilities, and expenses. See Note 1—The Company and its Significant Accounting Policies of our Notes to Consolidated Financial Statements for a summary of this recent accounting pronouncement and its impact on our accounting for business combinations. The amendments to ASC 805 apply prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

Determining functional currencies for the purpose of consolidating our international operations. We have a number of foreign subsidiaries, which together account for approximately 42% of our net revenues, approximately 10% of our total assets and approximately 28% of our total liabilities as of December 31, 2009. We typically quote and bill our international customers in U.S. dollars.

Based on our assessment of the factors discussed below, we consider the U.S. dollar to be the functional currency for each of our international subsidiaries except for our German subsidiary, EFI GmbH, for which we consider the Euro to be the subsidiary’s functional currency and our Japanese subsidiary, Electronics for Imaging Japan KK, for which we consider the Japanese Yen to be the subsidiary’s functional currency.

In preparing our consolidated financial statements, we must translate the financial statements of foreign subsidiaries from the currency in which they maintain their accounting records, which is generally the local currency, into U.S. dollars. This process results in exchange gains and losses which, when the transactions are not denominated in the functional currency, are included within the statement of operations or, if the transactions are denominated in the functional currency, are included as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.”

Recent Accounting Pronouncements

See Note 1—The Company and Its Significant Accounting Policies of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Liquidity and Capital Resources

(in thousands)	2009	2008	2007
Cash and cash equivalents	$106,067	$132,152	$165,636
Short-term investments	98,134	57,199	334,216

Total cash, cash equivalents and short-term investments	$204,201	$189,351	$499,852

Net cash provided by (used for) operating activities	$(19,668)	$27,819	$69,625
Net cash provided by (used for) investing activities	88,581	236,689	(6,561)
Net cash used for financing activities	(95,019)	(297,903)	(64,347)
Effect of foreign exchange rate changes on cash and cash equivalents	21	(89)	(77)

Decrease in cash and cash equivalents	$(26,085)	$(33,484)	$(1,360)

Overview

Cash and cash equivalents and short term investments increased $14.8 million to $204.2 million as of December 31, 2009 from $189.4 million as of December 31, 2008. The increase was primarily due to the receipt of $135.8 million, net of the direct transaction costs that were paid in 2009, related to the sale of building and land, offset by the repurchase of $100 million of common stock through the ASR and “modified Dutch auction” tender offer, repurchase of $0.2 million of stock options in conjunction with our fair value stock option exchange, net settlement of $0.9 million of restricted stock units and restricted stock awards for employee common stock related tax liabilities, and cash used by operating activities of $19.7 million.

Cash and cash equivalents and short term investments decreased $310.5 million to $189.4 million as of December 31, 2008 from $499.9 million as of December 31, 2007. The decrease is primarily due to the redemption on June 2, 2008 of our 1.50% convertible senior debentures of $240.0 million, repurchases of our common stock and net settlement of restricted stock units of $65.2 million, and costs associated with purchases of Pace and Raster of $25.3 million, offset by cash generated by operations of $27.8 million. Accordingly, no interest was paid during 2009. Interest paid during the nine months ended September 30, 2008 was $1.8 million.

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At December 31, 2009, cash and cash equivalents and short term investments available for sale totaled $204.2 million. Despite the current economic environment, we believe that our liquidity position and capital resources continue to remain sufficient to meet our operating and working capital needs.

Operating Activities

Net cash used for operating activities in 2009 of $19.7 compares with net cash provided by operating activities in 2008 and 2007 of $27.8, and $69.6 million, respectively. Net cash used for operating activities in 2009 consists primarily of net loss of $2.2 million, non-cash charges and credits of $8.1 million, and net change in operating asset and liabilities of $9.4 million. Non-cash charges and credits consist primarily of $29.5 million in depreciation and amortization, $18.6 million of stock-based compensation expense, and $23.8 million of other non-cash charges, credits, and provisions offset by $80.0 million gain on sale of building and land. The net change in operating assets and liabilities of $9.4 million consists primarily of decreases in accounts receivable of $9.8 million and other current assets of $3.3 million, and increases in net taxes payable of $7.3 million, offset by increases in inventories of $6.4 million and decreases in accounts payable and accrued liabilities of $23.4 million.

Accounts Receivable

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 65 days, 66 days, and 62 days at December 31, 2009, 2008 and 2007 respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. The slight decrease in DSOs is due to effective collections during the year and a mix shift to Fiery product lines, which typically have shorter payment terms. We expect DSOs to vary from period to period because of changes in the mix of business between our direct and OEM customers, and the effectiveness of our collection efforts. As the percentage of Inkjet and APPS related revenue increases, we expect DSOs may trend higher. Our DSOs related to software and direct sales are traditionally higher than those related to OEM customers as, historically, OEMs have paid on a more timely basis.

Inventories

Our inventories are procured primarily in support of the Inkjet and Fiery product categories. Our inventories of $48.8 million were comparable with the prior year. Finished goods increased by $2.4 million, while raw materials decreased by a corresponding amount. This increase consisted primarily of finished goods driven by UV ink, the Rastek acquisition, 2009 new product introductions, and inventories required for new product introductions in future periods. We plan to carry increased UV ink inventories as revenues continue to increase as a result of the ongoing transition from solvent to UV ink.

Accounts Payable, Accrued and Other Liabilities, and Income Taxes Payable

Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. The change in accounts payable, accrued and other liabilities, and income taxes payable decreased our cash flows by approximately $16.1 million in 2009 and $4.4 million in 2008, and increased our cash flows by $1.6 million in 2007. Our working capital, defined as current assets minus current liabilities, was $246.7 and $293.8 million at December 31, 2009 and 2008, respectively.

Investing Activities

A summary of our investing activities at December 31, 2009, 2008, and 2007 is as follows:

(in thousands)	2009	2008	2007
Purchases of short-term investments	$(167,465)	$(170,732)	$(314,452)
Proceeds from sales and maturities of short-term investments	127,163	461,929	326,395
Reclassification of funds from cash & cash equivalents to short term investments	—	(14,836)	—
Purchases, net of proceeds from sales, of property and equipment	(5,218)	(11,607)	(13,292)
Proceeds from sale of building and land, net of direct transaction costs	135,802	—	—
Businesses acquired, net of cash acquired	—	(25,283)	—
Purchases of other investments	(1,701)	(2,782)	(5,212)

Net cash provided by (used for) investing activities	$88,581	$236,689	$(6,561)

Acquisitions

Raster Printers, Inc. (“Raster”): On December 2, 2008, we acquired the remaining interest of Raster for approximately $5.3 million in cash, including direct acquisition costs plus an additional cash earn out, which is contingent upon achieving certain performance targets. The maximum additional earn-out is $1.7 million. The first earn-out period ended December 31, 2009 with no additional consideration earned. Headquartered in San Jose, California, Raster sells UV wide format printers primarily to mid-range customers in the display graphics market.

Pace Systems Group, Inc (“Pace”): On July 28, 2008, we purchased Pace for approximately $20.1 million in cash, including direct acquisition costs, plus an additional cash earn-out amount, which is contingent upon achieving certain performance targets. The maximum additional earn-out is $9 million. The first earn-out period ended December 31, 2009 with additional consideration earned of approximately $2 million, which has been accounted for as an adjustment to the purchase price. Headquartered in Jacksonville, Florida, Pace is a print management software company that provides PMIS and e-commerce software solutions.

Property and Equipment

Our net property and equipment purchases totaled $5.2, $11.6, and $13.3 million in 2009, 2008, and 2007, respectively. Our property and equipment additions have been funded by cash from operations.

We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including our hiring of employees, the rate of change in computer hardware/software used in our business, our business outlook, and decisions to further invest or expand business sites.

On January 29, 2009, we completed the sale of building and land to Gilead for $137.3 million. All conditions precedent to the receipt of the funds held in escrow were met during the second quarter of 2009, which resulted in an adjustment to the purchase price of $0.2 million. Net proceeds from the sale of building and land, net of direct transaction costs paid in 2009, were $135.8 million. The property sold included approximately thirty acres of land and the office building located on the land at 301 Velocity Way, Foster City, California, consisting of approximately 163,000 square feet and certain other assets related to the property.

Investments

During 2009, we purchased, net of sales and maturities, marketable securities of $40.3 million. During 2008, we received net proceeds from the sale and maturities of our marketable securities of $291.2 million, of which $240.0 million was used to repay the 1.50% convertible senior debenture holders. During 2007, we received net proceeds from the sale and maturities of our marketable securities of $11.9 million.

We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Because we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Restricted Investments

We have restricted investments that are required to be maintained by the synthetic lease of our Foster City office. We are required to maintain cash in LIBOR-based interest-bearing accounts, which fully collateralize our synthetic leases. We had $56.9 and $88.6 million of restricted investments at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, $56.9 million was accounted for as a non-current asset as restricted investments. At December 31, 2008, the remaining $31.7 million was accounted for as a current asset within Assets Held For Sale related to the sale of a portion of our Foster City offices and accompanying real estate to Gilead. For further information on these transactions, see the discussion at “Off-Balance Sheet Financing” herein and Note 13—Sale of Building and Land of the Notes to Consolidated Financial Statements as of December 31, 2009.

Financing Activities

The primary use of funds for financing activities in 2009, 2008, and 2007, was the use of $101.1, $65.2, and $70.3 million, respectively, of cash to repurchase outstanding shares of our common stock, which included our $30 million accelerated share repurchase (“ASR”) and our $70 million “modified Dutch auction” tender offer in 2009, repurchase of stock options from certain employees in conjunction with our fair value stock option exchange, and the net settlement of restricted stock units and restricted stock awards for employee common stock related tax liabilities. See Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for further discussion of our programs to repurchase our common stock.

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock from the exercise of stock options and for ESPP shares. We received cash proceeds from the issuance of ESPP shares of $5.9 in 2009 and we received proceeds from the exercise of stock options and purchase of ESPP shares of $7.3 and $4.8 million in 2008 and 2007, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, and general market conditions. We anticipate that cash provided from the exercise of stock options may decline over time as we shift to issuance of restricted stock awards and units rather than stock option awards.

The synthetic lease agreements for our corporate headquarters at December 31, 2009 provide for residual value guarantees. Under ASC 460, Guarantees, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability in our consolidated balance sheet. We have determined that the guarantees have no material value as of December 31, 2009 and therefore have not recorded any liability.

On June 2, 2008, we exercised our option to redeem and paid in cash the outstanding balance of our 1.50% convertible senior debentures, which totaled $240 million. The redemption price for the securities was 100% of the principal amount, plus accrued and unpaid interest and additional interest amounts to, but not including, the redemption date.

Other Commitments

Our inventory for our Fiery line of products consists primarily of raw and finished goods, memory subsystems, processors, and ASICs, which are sold to third party contract manufacturers responsible for manufacturing our products. Our inventories for our Inkjet products consist of raw and finished goods, print heads, frames, solvent ink, and other components in support of our internal manufacturing operations and UV ink, which is purchased from third party contract manufacturers responsible for manufacturing our UV ink. Should we decide to purchase components and do our own manufacturing of controllers or ink, or should it become necessary for us to purchase and sell components other than the processors, ASICs, or memory subsystems to our contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventories we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supplies were reduced or not available.

We may be required to compensate our subcontract manufacturers for components purchased for orders subsequently cancelled by us. We periodically review the potential liability and the adequacy of the related allowance. Our financial condition and results of operations could be negatively impacted if we were required to compensate our subcontract manufacturers in amounts in excess of the related allowance.

Legal Proceedings

From time to time, we may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, securities law, intellectual property, employment matters, and other claims or litigation matters relating to various claims that arise in the normal course of our business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our specific litigation and regulatory matters using available information.

We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss on the pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. However, taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay for the cases discussed. Our estimates could be incorrect, and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition, and cash flow.

Please refer to Item 3, Legal Proceedings, in this Annual Report on Form 10-K for more information regarding our legal proceedings.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2009.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$22,089	$6,178	$8,942	$5,579	$1,390
Purchase obligations (2)	6,798	6,798	—	—	—

Total (2)	$28,887	$12,976	$8,942	$5,579	$1,390

(1)	Lease obligations related to the principal corporate facilities are estimated based on current market interest rates (LIBOR). See Off-Balance Sheet Financing.
(2)	Excludes contractual obligations recorded on the balance sheet as current liabilities and certain purchase orders as discussed below.

Purchase obligations in the table above include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude purchase orders for the purchase of raw materials and other goods and services that are cancelable without penalty. Our purchase orders are based on our current manufacturing needs and are generally fulfilled by our vendors within short time horizons. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

The expected timing of payment for the obligations listed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on when the goods or services are received or changes to agreed-upon amounts for some obligations.

The above table does not reflect unrecognized tax benefits of $37.0 million, the timing of which is uncertain. See Note 11—Income Taxes of Notes to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

As of December 31, 2008 we were a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provided a cost effective means of providing adequate office space for our corporate offices. The leases included an option to purchase the facilities during or at the end of the Leases term for the amount expended by the lessor to purchase the facilities. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2008) were in LIBOR-based interest bearing accounts and restricted as to withdrawal at all times.

On January 29, 2009, we sold the 163,000 square foot 301 Velocity Way building, along with approximately 30 acres of land and certain other assets related to the property to Gilead for a total price of $137.3 million. We retained ownership of the approximately 295,000 square foot building at 303 Velocity Way that we currently occupy along with the related land. We exercised our purchase option with respect to the 301 Lease in connection with the sale of the building and land and terminated the corresponding synthetic lease. Accordingly, the $31.7 million of pledged funds were re-classified as Assets Held for Sale under current assets in the Consolidated Balance Sheet at December 31, 2008 and recognized in the determination of the gain on sale of building and land in the Consolidated Statement of Operations for the year ended December 31, 2009.

We have guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the 303 Lease. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger-related covenants as of December 31, 2009. We have assessed our exposure in relation to the first loss guarantee under the 303 Lease and have determined there is no deficiency to the guaranteed value at December 31, 2009. If there is a decline in value, we will record a loss associated with the residual value guarantee. In conjunction with the 303 Lease, we have entered into a separate ground lease with the lessor for approximately 30 years. As of December 31, 2009, we were treated as the owner of this building for federal income tax purposes. Since we exercised our purchase option with respect to the 301 Lease, our maximum exposure under our remaining synthetic lease arrangement is $56.9 million as of December 31, 2009.

We have applied the accounting and disclosure rules set forth in ASC 810-10 for variable interest entities (“VIEs”). We have evaluated our synthetic lease agreement to determine if the arrangement qualifies as a VIE under ASC 810-10. We have determined that the synthetic lease agreement does qualify as a VIE; however, because we are not the primary beneficiary under ASC 810-10, we are not required to consolidate the VIE in our financial statements.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the tightening of global credit markets and increase in economic uncertainty that have affected various sectors of the financial markets and caused credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees for a notional amount of $1.4 million.

Interest Rate Risk

Marketable Securities

We maintain an investment portfolio of short-term investments of various holdings, types, and maturities. These short-term investments are generally classified as available–for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.

The following table presents the hypothetical change in fair values in the financial instruments held by us at December 31, 2009 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$99,214	$98,437	$97,660

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound, Indian rupee, and Japanese yen. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposures from non-U.S. dollar-denominated sales (primarily Euro) and operating expenses (primarily Euro and Indian rupee) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating loss as expressed in U.S. dollars. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees.

Financial Risk Management

The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar-denominated sales in Japan and Europe and operating expenses in Europe, India, and Japan. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees. As of December 31, 2009, we had not entered into hedges against any other currency exposures, but we may consider hedging against currency movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure in the future.

We maintain investment portfolio holdings of various issuers, types, and maturities, typically U.S. Treasury and Agencies securities, corporate debt instruments, and asset-backed instruments. These short-term investments are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. These securities are not leveraged and are held for purposes other than trading.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electronics For Imaging, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Electronics For Imaging, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4 to the consolidated financial statements, the Company changed the timing of its annual goodwill impairment assessment in 2009.

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

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 2, 2010

Electronics For Imaging, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$106,067	$132,152
Short-term investments, available for sale	98,134	57,199
Accounts receivable, net of allowances of $13.1 and $8.5 million, respectively	80,168	97,286
Inventories	48,786	48,785
Assets held for sale	—	55,367
Other current assets	15,291	20,013

Total current assets	348,446	410,802
Property and equipment, net	28,229	35,225
Restricted investments	56,850	56,850
Goodwill	122,840	122,581
Intangible assets, net	54,449	72,992
Deferred tax assets	47,777	51,013
Other assets	2,590	2,485

Total assets	$661,181	$751,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,929	$44,634
Accrued and other liabilities	35,861	44,958
Deferred revenue	23,521	25,428
Income taxes payable	6,483	1,952

Total current liabilities	101,794	116,972

Non-current income taxes payable	36,961	33,758

Total liabilities	138,755	150,730

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 72,276 and 70,738 shares issued, respectively	723	708
Additional paid-in capital	668,723	644,482
Treasury stock, at cost, 27,788 and 19,381 shares, respectively	(485,618)	(384,129)
Accumulated other comprehensive income	2,346	1,676
Retained earnings	336,252	338,481

Total stockholders’ equity	522,426	601,218

Total liabilities and stockholders’ equity	$661,181	$751,948

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
Revenue	$401,108	$560,380	$620,586
Cost of revenue(1)	189,625	242,963	259,439

Gross Profit	211,483	317,417	361,147

Operating expenses:
Research and development(1)	110,822	140,437	140,470
Sales and marketing(1)	102,001	119,400	120,444
General and administrative(1)	35,033	47,685	67,461
Amortization of identified intangibles	18,479	29,367	33,502
In-process research & development	—	2,680	—
Restructuring and other (Note 14)	8,957	11,005	1,501
Goodwill and asset impairment	3,208	111,858	—

Total operating expenses	278,500	462,432	363,378

Loss from operations	(67,017)	(145,015)	(2,231)

Interest and other income, net:
Interest and other income, net	3,061	11,939	24,440
Gain on sale of building and land	79,991	—	—

Total interest and other income, net	83,052	11,939	24,440

Income (loss) before income taxes	16,035	(133,076)	22,209
Benefit from (provision for) income taxes	(18,206)	19,632	4,634

Net income (loss)	$(2,171)	$(113,444)	$26,843

Net income (loss) per basic common share	$(0.04)	$(2.16)	$0.47

Net income (loss) per diluted common share	$(0.04)	$(2.16)	$0.44

Shares used in basic per-share calculation	49,682	52,553	56,679

Shares used in diluted per-share calculation	49,682	52,553	68,102

(1) Includes stock-based compensation expense as follows:

	2009	2008	2007
Cost of revenue	$1,074	$2,471	$1,909
Research and development	6,664	12,923	9,018
Sales and marketing	4,233	6,059	3,968
General and administrative	6,613	11,974	9,635

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Treasury stock		Other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
(in thousands)	Shares	Amount		Shares	Amount
Balances as of December 31, 2006	69,104	$691	$577,997	(11,490)	$(248,631)	$1,237	$420,284	$751,578

Net income							26,843
Other comprehensive income, net of tax:
Currency translation adjustment						666
Market valuation on short-term investments						1,669

Comprehensive income						2,335	26,843	29,178
Exercise of common stock options	318	3	4,838					4,841
Restricted stock vested	211	2	(2)					—
Stock-based compensation			24,326					24,326
Stock repurchase				(3,139)	(70,268)			(70,268)
Tax expense related to stock plans			(457)			—	—	(457)
Adoption of ASC 740-10-25-5 through 17							4,798	4,798

Balances as of December 31, 2007	69,633	$696	$606,702	(14,629)	$(318,899)	$3,572	$451,925	$743,996

Net loss							(113,444)
Other comprehensive income, net of tax:
Currency translation adjustment						(295)
Market valuation on short-term investments						(1,601)

Comprehensive loss						(1,896)	(113,444)	(115,340)
Exercise of common stock options	162	2	3,403					3,405
Restricted stock vested	461	5	(5)					—
Stock-based compensation			33,671					33,671
Stock repurchase				(4,752)	(65,230)			(65,230)
Stock issued pursuant to ESPP	482	5	5,864					5,869
Tax expense related to stock plans			(5,153)			—	—	(5,153)

Balances as of December 31, 2008	70,738	$708	$644,482	(19,381)	$(384,129)	$1,676	$338,481	$601,218

Net loss							(2,171)
Other comprehensive income, net of tax:
Currency translation adjustment						(59)
Market valuation on short-term investments						660
Other						11

Comprehensive income (loss)						612	(2,171)	(1,559)
Cumulative effect adjustment upon adoption of ASC 320-10-65-1 as of April 1, 2009						58	(58)	—
Repurchase in conjunction with our fair value stock option exchange			(167)					(167)
Restricted stock vested	761	7	(7)					—
Stock-based compensation			18,584					18,584
Stock repurchase				(8,407)	(101,489)			(101,489)
Stock issued pursuant to ESPP	777	8	5,831					5,839

Balances as of December 31, 2009	72,276	$723	$668,723	(27,788)	$(485,618)	$2,346	$336,252	$522,426

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,171)	$(113,444)	$26,843
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	29,453	41,437	44,484
Acquired in-process research & development	—	2,680	—
Deferred taxes	6,806	(33,988)	(17,437)
Provision for allowance for bad debts and sales-related allowances	7,703	5,420	6,168
Tax (expense) benefit from employee stock plans	—	(3,170)	(457)
Excess tax benefit from stock-based compensation	(180)	(36)	(1,080)
Gain on sale of building and land	(79,991)	—	—
Provision for inventory obsolescence	4,986	2,478	677
Stock-based compensation	18,583	33,427	24,530
Goodwill and asset impairment	2,334	111,858	—
Other non-cash charges and credits	2,252	(5,258)	219
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	9,799	5,008	(8,864)
Inventories	(6,454)	(12,722)	(5,582)
Other current assets	3,325	(1,435)	(1,510)
Accounts payable and accrued liabilities	(23,383)	(13,965)	(12,482)
Income taxes payable/receivable	7,270	9,529	14,116

Net cash provided by (used for) operating activities	(19,668)	27,819	69,625

Cash flows from investing activities:
Purchases of short-term investments	(167,465)	(170,732)	(314,452)
Proceeds from sales and maturities of short-term investments	127,163	461,929	326,395
Reclassification of funds from cash & cash equivalents to short term investments	—	(14,836)	—
Purchases, net of proceeds from sales, of property and equipment	(5,218)	(11,607)	(13,292)
Proceeds from sale of building and land, net of direct transaction costs	135,802	—	—
Businesses acquired, net of cash acquired	—	(25,283)	—
Purchases of other investments	(1,701)	(2,782)	(5,212)

Net cash provided by (used for) investing activities	88,581	236,689	(6,561)

Cash flows from financing activities:
Repayment of convertible debentures	—	(240,000)	—
Proceeds from issuance of common stock	5,876	7,291	4,841
Purchases of treasury stock and net settlement of restricted stock, including transaction costs	(101,075)	(65,230)	(70,268)
Excess tax benefit from stock-based compensation	180	36	1,080

Net cash used for financing activities	(95,019)	(297,903)	(64,347)

Effect of foreign exchange rate changes on cash and cash equivalents	21	(89)	(77)

Decrease in cash and cash equivalents	(26,085)	(33,484)	(1,360)
Cash and cash equivalents at beginning of year	132,152	165,636	166,996

Cash and cash equivalents at end of year	$106,067	$132,152	$165,636

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements

Note 1: The Company and Its Significant Accounting Policies

The Company

We are a world leader in color digital print controllers, super-wide and wide format printers and inks, and print management solutions. Our award-winning solutions, integrated from creation to print, deliver increased performance, cost savings, and productivity. Our robust product portfolio includes Fiery digital color print servers; Inkjet products including VUTEk super-wide digital inkjet printers, Jetrion industrial inkjet printing systems, Rastek wide format digital inkjet printers, and inks for each of these product lines; and APPS consisting of print production workflow, management information software, and corporate printing solutions. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of EFI and our subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to allowance for doubtful accounts, inventories, restructuring and other charges, asset impairment, depreciable lives of assets, goodwill and intangible assets, income taxes, warranty obligations, purchase commitments, revenue recognition, and contingencies on an on-going basis. The estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash, Cash Equivalents, and Short-term Investments

We invest our excess cash in deposits with major banks; money market securities; and municipal, U.S. government, and corporate debt securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded on the consolidated balance sheet.

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

Debt and marketable equity securities are classified as available-for-sale and are carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses (other than the credit portion of any other-than-temporary impairment, which is included in net income (loss)) included in accumulated other comprehensive income, net of tax. We review investments in debt and equity securities for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

the investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that gross unrealized losses on short-term investments at December 31, 2009 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses (which may not be until maturity). Evidence that we will recover our investments outweighs evidence to the contrary.

Investments that we currently own could suffer declines in fair value and become other-than-temporarily impaired. We continuously assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost basis, the seniority and durations of the securities, adverse conditions related to a security, industry, or sector, historical and projected issuer financial performance, credit ratings, issuer specific news, and other available relevant information. Based on the above analysis, we identified one security that was other-than-temporarily impaired at December 31, 2008. As a result of our adoption of ASC 320-10-65-1, Transition Related to FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective in the second quarter of 2009, we recorded a cumulative effect adjustment of $0.1 million, to reduce the cost of the previously identified security and retained earnings. In the fourth quarter of 2009, we identified two additional securities that were other-than-temporarily impaired at December 31, 2009 and recognized impairment losses of $0.2 million in other income (loss).

In determining whether a credit loss existed, we use our best estimate of the present value of cash flows expected to be collected from the debt security. For asset-backed and mortgage-backed securities, cash flow estimates including prepayment assumptions were based on data from widely accepted third party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries, and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities.

Allowance for Doubtful Accounts and Sales-related Allowances

We analyze accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of our allowance for doubtful accounts. In addition, we specifically reserve for any accounts receivable for which there are identified collection issues. Balances are charged off when we deem it probable that the receivable will not be recovered. We also make provisions for sales rebates and revenue adjustments based upon analysis of current sales programs and revenues.

Concentration of Risk

We are exposed to credit risk in the event of default by any of our customers to the extent of amounts recorded in the consolidated balance sheet. We perform ongoing evaluations of the collectability of accounts receivable balances for our customers and maintain allowances for estimated credit losses. Actual losses have not historically been significant, but have risen over the past several years as our customer base has grown through acquisitions.

Our Fiery products, which constitute approximately 46% of our revenues, are primarily sold to a limited number of OEMs. We expect that we will continue to depend on a relatively small number of OEM customers for a significant portion of our revenues, although the significance of that revenue is expected to decline in future periods as our revenues increase from Inkjet products.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We are reliant on certain sole source suppliers for key components of our products. We conduct our business with our component suppliers solely on a purchase order basis. Any disruption in the supply of key components would result in our inability to manufacture our products.

Many of our current controllers include software that we license from Adobe. To obtain licenses from Adobe, Adobe requires that we obtain from them quality assurance approvals for our products that use Adobe software. Although to date we have successfully obtained such quality assurance approvals from Adobe, we cannot be certain Adobe will grant us such approvals in the future. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to produce products that incorporate Adobe PostScript ® software.

We subcontract with other companies to manufacture our Fiery controllers, solvent ink, Jetrion, and Rastek products. We rely on the ability of our subcontractors to produce the products sold to our customers. A high concentration of our products is manufactured at one subcontractor location. If the subcontractor lost production capabilities at this facility, we would experience delays in delivering product to our customers. We do not maintain long-term agreements with our subcontractors, which could lead to an inability of such subcontractor to fill our orders.

Inventories

Inventories are stated at standard cost, which approximates the lower of actual cost using a first-in, first-out method, or market. We periodically review our inventories for potential slow-moving or obsolete items and write down specific items to net realizable value as appropriate. Work-in-process inventories consist of our product at various levels of assembly and include materials, labor, and manufacturing overhead. Finished goods inventory represents completed products awaiting shipment.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated life for desktop and laptop computers is 18 to 24 months, furniture has an estimated life of 5 to 7 years, software is amortized over 3 to 5 years, and buildings have an estimated life of 40 years. All other assets are typically considered to have a 2 to 5 year life. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the lease term, if shorter. Land improvements, such as parking lots and sidewalks, are amortized using the straight-line method over the estimated useful lives of the improvements.

When assets are disposed, we remove the asset and accumulated depreciation from our records and recognize the related gain or loss in results of operations. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in other income and expense.

Depreciation expense was $10.9, $11.4, and $9.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment are expensed as incurred.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Internal Use Software

We follow the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. Software development costs, including costs incurred to purchase third party software, are capitalized beginning when we have determined that certain factors are present, including among others, that technology exists to achieve the performance requirements. The accumulation of software costs to be capitalized ceases when the software is substantially developed and is ready for its intended use. It is amortized over an estimated useful life of three years using the straight-line method.

Restricted Investments

As of December 31, 2008 we were a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. The leases included an option to purchase the facilities during or at the end of the Leases term for the amount expended by the lessor to purchase the facilities. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2008) were in LIBOR-based interest bearing accounts and were restricted as to withdrawal at all times. We exercised our purchase option with respect to the 301 Lease in connection with the sale of the building and land and terminated the corresponding synthetic lease. Accordingly, the $31.7 million of pledged funds were re-classified as Assets Held for Sale under current assets in the Consolidated Balance Sheet as of December 31, 2008 and recognized in the determination of the gain on sale of building and land in the Consolidated Statement of Operations for the year ended December 31, 2009.

Goodwill

During the fourth quarter of 2009, we changed our annual goodwill impairment testing date from September 30 to December 31 of each year. This change is being made to better align impairment testing procedures with year-end financial reporting and the annual business planning and budgeting process, which commences during the fourth quarter of each year. As a result, the goodwill impairment testing will reflect the result of input from business and other operating personnel in the development of the budget. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The annual goodwill impairment testing was initially completed as of September 30, 2009, in accordance with our previously established annual timeline. As a result of this accounting change, we also completed the impairment testing as of December 31, 2009.

A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference.

Based on our valuation results, we had determined that the fair values of our reporting units exceeded their carrying values. Therefore, management determined that no goodwill impairment charge was required as of September 30, 2009.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Based on the outcome of the conditions existing during the fourth quarter of 2008, we determined there was a triggering event that required an interim impairment analysis had occurred relating to the Inkjet reporting unit. The resulting impairment analysis resulted in a non-cash goodwill impairment charge of $104 million during the fourth quarter of 2008. The goodwill valuation analysis was performed based on our respective reporting units—Fiery, Inkjet, and APPS—which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Data, and Major Customers of these Notes to Consolidated Financial Statements.

We determined the fair value of the Inkjet reporting unit as of December 31, 2009 by equally weighting the market and income approaches. The fair value of the Fiery and APPS reporting units were determined based on the market approach. Under the market approach, we estimated fair value based on market multiples of revenues or earnings of comparable companies. Under the income approach, we measured fair value of the Inkjet reporting unit based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units continued to exceed their carrying values. Fiery, Inkjet, and APPS fair values are $186, $177, and $61 million, respectively, which exceeds carrying value by 93%, 9%, and 33%, respectively.

Please see Note 4—Goodwill and Long-Lived Asset Impairment of these Notes to Consolidated Financial Statements.

Long-lived Assets, including Intangible Assets

We evaluate potential impairment with respect to long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Long-lived asset impairment for the year ended December 31, 2009 of $3.2 million consisted primarily of project abandonment costs related to equipment charges in the Inkjet operating segment. Long-lived asset impairment for the year ended December 31, 2008 of $1.8 million consisted primarily of certain Inkjet printer equipment.

Intangible assets are evaluated for impairment based on their estimated future undiscounted cash flows. Based on this analysis, no impairment of intangible assets, excluding goodwill, was recognized in 2009, 2008, or 2007.

Intangible assets acquired to date are being amortized on a straight-line basis over periods ranging from 1 to 30 years. The useful lives of certain trademarks were shortened during 2009 and 2008 with a $0.6 and $0.1 million impact on amortization expense, respectively. No changes have been made to the useful lives of amortizable identifiable intangible assets in 2007. Intangible amortization expense was $18.5, $29.4, and $33.5 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Other assets include equity and debt investments in privately-held companies that develop products, markets, and services that are strategic to us. Investments in which we exercise significant influence over operating and financial policies, but do not have a majority voting interest are accounted for using the equity method of accounting. Our investments accounted for using the equity method of accounting totaled $0.3 million as of December 31, 2009 and 2008. Our consolidated results of operations include, as a component of other income, our share of the net loss of the equity method investees. Our share of the results of investees’ results of operations is not significant for any period presented.

On December 2, 2008, we acquired the remaining interest of Raster. As a result, Raster is consolidated in our financial statements as of December 2, 2008, and is no longer included in other assets.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The process of assessing whether a particular equity investment’s fair value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for these securities. In making this judgment, we carefully consider the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This process is based primarily on information that we request and receive from these privately-held companies and is performed on a quarterly basis. Although we evaluate all of our privately-held equity investments for impairment based on the criteria established above, each investee’s fair value is only estimated when events or changes in circumstances have occurred that may significantly effect its fair value (because the fair value of each investment is not readily determinable). Where these factors indicate that the equity method investee’s fair value is less than its carrying cost, and where we consider such diminution in value to be other than temporary, we record an impairment charge reducing such equity investment to its estimated fair value.

During the fourth quarter of 2008, we assessed each remaining investee’s technology pipeline and market conditions in the industry for the next several years and determined that it is no longer probable that they will generate enough positive future cash flows to recover the full carrying amount of the investment. Please refer to the preceding paragraph for a full discussion of the factors considered. As such, we recognized an impairment charge of $6.1 million.

Please refer to Note 4—Goodwill and Long-Lived Asset Impairment of these Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, cash equivalents, accounts receivable, restricted investments, accounts payable, and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. The fair value of our available-for-sale securities and derivative instruments are disclosed in Note 5—Investments and Fair Value Measurements of these Notes to Consolidated Financial Statements. On June 2, 2008, we redeemed the outstanding balance of our 1.50% convertible senior debentures for $240.0 million.

Warranty

Our products are generally accompanied by a 12-month warranty, which covers both parts and labor. The warranty on our printers is generally 13 months from date of shipment. In accordance with ASC 450-30, Loss Contingencies, an accrual is made when it is estimable and probable based upon historical experience. A provision for estimated future warranty work is recorded in cost of goods sold upon recognition of revenue and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty estimates.

Research and Development

We expense research and development costs associated with new software products as incurred until technological feasibility is established. Research and development costs include salaries and benefits of researchers, supplies, and other expenses incurred with research and development efforts. To date we have not capitalized research and development costs associated with software development as products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Revenue Recognition

We derive our revenue primarily from product revenue, which includes hardware (controllers, design-licensed solutions, inkjet printers, and ink), software, and royalties. We also receive services and support revenue from software license maintenance agreements, customer support, and training and consulting. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences could result in the amount and timing of revenue for any period if our management made different judgments or utilized different estimates.

We recognize revenue in accordance with the provisions of SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”) and when applicable, ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, for the sale of controllers, printers, and ink. As such, revenue is generally recognized when persuasive evidence of an arrangement exists, the product has been delivered or services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.

Products generally must be shipped against written purchase orders. We use either a binding purchase order or signed contract as evidence of an arrangement. Sales to some of our OEMs are evidenced by a master agreement governing the relationship together with a binding purchase order. Sales to our resellers are also evidenced by binding purchase orders or signed contracts and do not generally contain rights of return or price protection. Our arrangements generally do not include product acceptance clauses. When acceptance is required, revenue is recognized when the product is accepted by the customer.

Delivery for hardware generally is complete when title and risk of loss is transferred at point of shipment from manufacturing facilities, or when the product is delivered to the customer’s local common carrier. We also sell products and services using sales arrangements with terms resulting in different timing for revenue recognition as follows:

•

if the title and/or risk of loss is transferred at a location other than our manufacturing facility, revenue is recognized when title and/or risk of loss transfers to the customer, per the terms of the agreement;

•	if title is retained until payment is received, revenue is recognized when title is passed upon receipt of payment;

•	if payment is contingent upon installation, the revenue related to the portion of the payment tied to installation is deferred until installation is complete; or

•	if the sales arrangement is classified as an operating lease, revenue is recognized ratably over the lease term.

We assess whether the fee is fixed or determinable based on the terms of the contract or purchase order. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We may not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

We license our software primarily under perpetual licenses. Revenue from software consists of software licensing, post-contract customer support, and professional consulting. We apply the provisions of ASC 985-605, Software—Revenue Recognition, and if applicable, SAB 104 and ASC 605-25 to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

When several elements, including software licenses, post-contract customer support, and professional services, are sold to a customer through a single contract, the revenue from such multiple-element arrangements are

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

allocated to each element using the residual method in accordance with ASC 985-605. Revenue is allocated to the support elements and professional service elements of an agreement using vendor specific objective evidence of fair value (“VSOE”) and to the software license portion of the agreements using the residual method. We have established VSOE of the fair value of our professional services based on the rates charged to our customers in stand alone orders. We have also established VSOE of fair value for post-contract customer support based on substantive renewal rates. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance and/or professional services, and where the maintenance and professional services are not essential to the functionality of the delivered software. Revenue allocated to software licenses is recognized when the following four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is probable. Revenue allocated to post-contract support is recognized ratably over the term of the support contract assuming the four basic criteria are met. We also have subscription arrangements where the customer pays a fixed fee and receives services over a period of time. We recognize revenue from the subscriptions ratably over the service period. Any upfront setup fees associated with our subscription arrangements are recognized ratably, generally over one year.

Shipping and Handling Costs

Amounts billed to customers for shipping and handling costs are included in net sales. Shipping and handling costs are charged to cost of sales as incurred.

Advertising

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $3.7, $4.9, and $6.3 million for 2009, 2008, and 2007, respectively.

Income Taxes

We account for income taxes under the provisions of ASC 740, Income Taxes, which requires that deferred tax liabilities and deferred tax assets are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We estimate our actual current tax expense and the temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we believe that recovery of these deferred assets is not likely, we must establish a valuation allowance. To the extent we either establish or increase a valuation allowance in a period, we must include an expense within the tax provision in the statement of operations.

Business Combinations

We apply the purchase method of accounting for our acquisitions. We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, and in-process research & development based on their estimated fair values. All acquisitions are included in our financial statements from the date of acquisition.

On July 28, 2008, we acquired Pace to strengthen our APPS product category. On December 2, 2008, we acquired Raster, a mid-market, wide format graphics printer developer and manufacturer, to further expand our Inkjet line of products. The Pace and Raster acquisitions are discussed in Note 2—Acquisitions in these Notes to Consolidated Financial Statements.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718 using the modified prospective transition method. Under this transition method, stock-based compensation expense in 2009, 2008, and 2007 includes compensation expense for all stock-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of ASC 718 prior to amendment. Stock-based compensation expense for all stock-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of ASC 718. We recognize these compensation costs using the graded vesting method over the requisite service period. Stock-based compensation expense is recognized over the requisite service period for each separately vesting tranche of each award as though each award were, in substance, multiple awards. ASC 718 requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data and future expectations of employee turnover to estimate forfeitures. The tax benefit resulting from tax deductions in excess of the tax benefits related to stock-based compensation expense recognized for those awards are classified as financing cash flows.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued transition guidance regarding the tax effects of stock-based payment awards. We elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation expense pursuant to ASC 718. The alternative transition method included a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation expense, which is available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718. Tax shortfalls resulting from the tax effects of employee stock-based compensation absorbed the remaining balance of the APIC pool in 2008.

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

Computation of Net Income (Loss) per Common Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding non-vested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from non-vested shares of restricted stock using the treasury stock method, from shares to be purchased under the ESPP, and from the conversion of our 1.50% Convertible Senior Debentures (“Debentures”) prior to redemption on June 2, 2008. In computing the dilutive effect of the Debentures, the numerator is adjusted to add back the after-tax amount of interest and amortized debt-issuance costs recognized in the period associated with the Debentures. Any potential shares that are anti-dilutive as defined in ASC 260, Earnings per Share, are excluded from the effect of dilutive securities.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents a reconciliation of basic and diluted earnings per share for the three years ended December 31, 2009:

	For the years ended December 31,
(in thousands except per share data)	2009	2008	2007
Basic net income (loss) per share:
Net income (loss) available to common shareholders	$(2,171)	$(113,444)	$26,843

Weighted average common shares outstanding	49,682	52,553	56,679
Basic net income (loss) per share	$(0.04)	$(2.16)	$0.47

Dilutive net income (loss) per share:
Net income (loss) available to common shareholders	$(2,171)	$(113,444)	$26,843
After-tax equivalent of expense related to 1.50% convertible senior debentures	—	—	3,000

Income (loss) for purposes of computing diluted net income (loss) per share	$(2,171)	$(113,444)	$29,843

Weighted average common shares outstanding	49,682	52,553	56,679
Dilutive stock options and non-vested restricted stock	—	—	2,339
Weighted average assumed conversion of 1.50% convertible senior debentures	—	—	9,084

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	49,682	52,553	68,102

Dilutive net income (loss) per share	$(0.04)	$(2.16)	$0.44

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods presented.

	For the years ended December 31,
(in thousands)	2009	2008	2007
Stock options, non-vested restricted stock, and ESPP shares	5,547	7,801	2,951
Convertible senior debentures	—	3,783	—

Total potential shares of common stock excluded from the computation of diluted earnings per share	5,547	11,584	2,951

Effective for interim and annual periods beginning after December 15, 2008, ASC 260-10-45 to 65, Earnings per Share, requires use of the two-class method to calculate earnings per share when non-vested restricted stock awards are eligible to receive dividends (i.e., participating securities), even if we do not intend to declare dividends. The two-class method is not applicable to 2009 and 2008 when net losses were incurred as non-vested restricted stockholders do not “participate” in net losses. Weighted average non-vested restricted stock awards eligible to receive dividends were 470 thousand for the year ended December, 2007. Dilutive earnings per share was anti-dilutive under the two-class method for the year ended December 31, 2007.

Accounting for Derivative Instruments and Risk Management

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge economic exposures as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. Our primary exposures are related to non-U.S. dollar-denominated sales in Japan and Europe and operating expenses in Europe, India, and Japan. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees. As of December 31, 2009, we had not entered into any hedges against any other currency exposures, but we may consider hedging against currency movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure in the future.

ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, be reflected as assets or liabilities in our consolidated balance sheet. As permitted, foreign exchange contracts with a notional amount of $1.4 million and an immaterial net asset/liability fair value have been designated for hedge accounting treatment. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

By their nature, derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movement is expected to offset the market risk of the underlying transactions, assets, and liabilities being hedged (e.g., operating expense exposure in Indian rupees). We do not believe there is a significant risk of loss from non-performance by the counterparties associated with these instruments because these transactions are executed with a diversified group of major financial institutions. Further, by policy we deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Our foreign currency derivative contracts have been designated as cash flow hedges of our Indian rupee operating expense exposure. The changes in fair value of these contracts were reported as a component of accumulated other comprehensive income and re-classified to operating expenses in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the consolidated statement of operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of December 31, 2009, the net asset/liability fair value of these contracts was not material.

Variable Interest Entities

The Variable Interest Entities sub-section of ASC 810, Consolidation, requires that we consolidate any VIE, in which we are the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. We have evaluated and will continue to assess our synthetic lease arrangement, equity method investees, and other entities that may be deemed to be a VIE. See Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements for discussion of our synthetic lease arrangements.

Recent Accounting Pronouncements

In July 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles (“ASC 105-10”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP in financial statements, except for SEC rules and regulations, which are also authoritative U.S. GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. We have included the references to the ASC, as appropriate, in these Notes to Condensed Consolidated Financial Statements.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We adopted ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements, effective January 1, 2008. In accordance with ASC 820-10-65-1, Transition Related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, we adopted ASC 820 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) effective January 1, 2009. The adoption of ASC 820 requires us to disclose the fair value of our derivative liabilities, but did not have a material impact on our financial condition or results of operations.

In April 2009, the FASB issued three related staff positions, which modify the ASC by providing additional application guidance and enhancing disclosures regarding fair value measurements and impairments of securities.

ASC 820-10-35, Fair Value Measurements and Disclosures—Subsequent Measurement, provides guidance on determining fair value when there is no active market or when the price inputs being used represent distressed sales and expands required disclosures of major security types.

ASC 825-10-50, Financial Instruments—Disclosure, was amended to require disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and ASC 270, Interim Reporting, was amended to require disclosures about the fair value of financial instruments for which it is practicable to estimate fair value, whether or not recognized in our financial statements, for interim reporting as well as annual reporting.

ASC 320, Investments—Debt and Equity Securities, was amended to provide operational guidance on determining other-than-temporary impairments of debt securities and expand disclosure requirements. Other-than-temporary impairments of debt securities must be allocated between credit and non-credit components with the non-credit portion recognized as a component of other comprehensive income and the credit portion included in net income (loss). A cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income is required in the period of adoption for other than temporary impairments of debt securities recognized in prior periods, which are still held as investments at the date of adoption.

These amendments were adopted beginning in the second quarter of 2009. As a result of ASC 320-10-65-1, Transition Related to FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, we recorded a cumulative effect adjustment of $0.1 million to retained earnings.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 rollforward. The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU is effective in the first quarter of 2010, except for the gross presentation of the Level 3 rollforward, which is not effective until the first quarter of 2011.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In June 2009, the FASB amended the Variable Interest Entities sub-section of ASC 810, Consolidation, which will be effective January 2010. ASC 810 changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate the VIE. ASC 810 requires formal assessment at each reporting period regarding which party within the VIE is considered the primary beneficiary and also requires a number of new disclosures related to VIE’s. A qualitative approach will be required for identifying the primary beneficiary of a VIE based on the power to direct activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or right to receive benefits that could be significant to us We do not expect the adoption of ASC 810 to have a material impact on our financial condition or results of operations; however, we are currently evaluating the impact of ASC 810 on our VIE.

In September 2009, the FASB ratified Emerging Issues Task Force (“EITF”) consensuses reflected in ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASC 605), and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (ASC 985). These consensuses shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 with earlier application permitted. ASU 2009-13 eliminates the residual method of allocation in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using VSOE, if it exists. Otherwise, third party evidence of selling price (“TPE”) shall be used. If neither VSOE nor TPE exists for a deliverable, then the best estimate of the selling price for that deliverable shall be used when applying the relative selling price method. ASU 2009-14 determined that tangible products containing software and non-software components that function together to deliver the product’s essential functionality are not required to follow the software revenue recognition guidance in ASC 985, Software Revenue Recognition, as long as the hardware components of the tangible product substantively contribute to its functionality. In addition, hardware components of a tangible product containing software components shall always be excluded from the guidance in ASC 985. We are currently evaluating the impact of these consensuses on our financial condition and results of operations.

The FASB amended and expanded the disclosure requirements of ASC 815-50, Derivatives & Hedging – Disclosures, for financial statements issued after November 15, 2008 to provide an enhanced understanding of 1) how and why an entity uses derivative instruments, 2) how derivative instruments and related hedged items are accounted for under ASC 815, and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of ASC 815 did not have a material impact on our results of operations or financial condition. The primary impact was enhanced disclosures surrounding our recently initiated cash flow hedging activity.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Cash Flow Information

	Years ended December 31,
(in thousands)	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$(4)	$(1,837)	$(3,614)

Cash (paid) refunded for income taxes	$(3,171)	$(8,303)	$3,017

Acquisition related activities:			`
Cash paid for acquisitions	$—	$(25,405)	$—
Cash acquired in acquisitions	—	122	—

Net cash paid for acquisitions	$—	$(25,283)	$—

Note 2: Acquisitions

We acquired Raster and Pace during 2008. These acquisitions have been accounted for using the purchase method of accounting. Under purchase accounting, the consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed according to their respective fair values on the date of acquisition. Excess purchase consideration is recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to cross-sell Rastek, Pace, and EFI products to existing customers, and the positive reputation that each of these companies have in the market.

Valuation Methodology

Intangible assets acquired consist of developed technology, in-process research & development (IPR&D), patents, trademarks and trade names, and customer relationships. The amount allocated to IPR&D was determined using established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of IPR&D was determined by estimating the costs to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D, and discounting the net cash flows back to their present value. Project completion schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. We charged IPR&D of $0.7 million related to our acquisition of Raster and $2.0 million related to our acquisition of Pace to operating expenses during 2008.

	Raster	Pace
Discount rate for IPR&D	17 - 18%	24%
Percentage of completion for in-process projects acquired	64 - 81%	23 - 83%

Raster Printers, Inc.

On December 2, 2008, we acquired the remaining interest of Raster for approximately $5.3 million in cash, including direct acquisition costs plus an additional cash earn out, which is contingent upon achieving certain performance targets. The maximum additional earn-out is $1.7 million. The first earn-out period ended December 31, 2009 with no additional consideration earned. Adjustments to the purchase price allocation during 2009 were $0.6 million. Headquartered in San Jose, California, Raster sells UV wide format printers primarily to mid-range customers in the display graphics market.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Pace Systems Group, Inc.

On July 28, 2008, we acquired 100% interest of Pace for approximately $20.1 million in cash including direct acquisition costs plus an additional future cash earn out which is contingent upon achieving certain performance targets. The maximum additional earn-out is $9 million. The first earn-out period ended December 31, 2009 with additional consideration earned of approximately $2 million, which has been accounted for as an adjustment to the purchase price. In addition, the purchase price was adjusted by $2.2 million during 2009 related to deferred taxes. Headquartered in Jacksonville, Florida, Pace is a print management software company that provides PMIS and e-commerce software solutions.

The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed (in thousands) with respect to each of these acquisitions:

	Raster		Pace
	Weighted average useful life	Allocation at December 31, 2009	Weighted average useful life	Allocation at December 31, 2009
In-process research & development		$680		$2,000
Existing and core technology	3 years	1,340	5 years	8,100
Customer contracts, relationships, and maintenance agreements	5 years	980	9 years	4,600
Trademarks and trade names	4 years	650	6 years	300
Goodwill		2,560		12,727

		6,210		27,727
Excess of assets over liabilities assumed		(188)		(5,661)

Total purchase price		$6,022		$22,066

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 3: Balance Sheet Components

Selected balance sheet components are as follows (in thousands):

	December 31,
	2009	2008
Inventories, net of allowances:
Raw materials	$26,238	$28,769
Work in process	3,070	2,901
Finished goods	19,478	17,115

	$48,786	$48,785

Property and equipment, net:
Land, buildings, and improvements	$20,941	$19,179
Equipment and purchased software	50,268	57,914
Furniture and leasehold improvements	18,903	20,382

	90,112	97,475
Less accumulated depreciation and amortization	(61,883)	(62,250)

	$28,229	$35,225

Accrued and other liabilities:
Accrued compensation and benefits	$13,432	$21,163
Warranty provision	6,838	6,791
Accrued royalty payments	3,313	3,961
Other accrued liabilities	12,278	13,043

	$35,861	$44,958

Note 4: Goodwill and Long-Lived Asset Impairment

	December 31, 2009				December 31, 2008
(in thousands)	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Goodwill		$122,840	$—	$122,840	$122,581	$—	$122,581

Acquired technology	4.6	$110,302	$(103,450)	$6,852	$108,914	$(94,354)	$14,560
Patents, trademarks and trade names	16.3	50,485	(17,732)	32,753	49,829	(15,513)	34,316
Other intangible assets	6.1	63,835	(48,991)	14,844	65,765	(41,649)	24,116

Amortizable intangible assets	7.7	$224,622	$(170,173)	$54,449	$224,508	$(151,516)	$72,992

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Acquired technology, patents, trademarks and trade names, and other intangible assets are amortized over their estimated useful lives of 1 to 20 years using the straight-line method, which approximates the pattern in which the economic benefits of the intangible assets are consumed. Aggregate amortization expense was $18.5, $29.4, and $33.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009 future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For the periods:	Future amortization expense
2010	$11,800
2011	8,261
2012	5,575
2013	4,387
Thereafter	24,517

$54,540

A reconciliation of the activity in goodwill for the years ended December 31, 2009 and 2008 is presented below in accordance with ASC 805 (in thousands).

	Fiery	Inkjet		APPS	Total
Ending balance, December 31, 2007	$53,250	$138,136		$20,394	$211,780
Additions	—	1,980		12,959	14,939
Impairment	—	(103,991)		—	(103,991)
Foreign currency adjustments	—	—		(147)	(147)

Ending Balance, December 31, 2008	$53,250	$36,125		$33,206	$122,581
Additions	—	580		2,000	2,580
Adjustments to deferred tax assets / liabilities in accordance with ASC 805-740-25, Business Combinations — Income Taxes — Recognition	—	—		(2,231)	(2,231)
Foreign currency adjustments	—	—		107	107
Other	—	(197	)(1)	—	(197)

Ending Balance, December 31, 2009	$53,250	$36,508		$33,082	$122,840

(1)	R&D credits impacting taxes payable.

During the fourth quarter of 2009, we changed our annual goodwill impairment testing date from September 30 to December 31 of each year. This change is being made to better align impairment testing procedures with year-end financial reporting and the annual business planning and budgeting process, which commences during the fourth quarter of each year. As a result, the goodwill impairment testing will reflect the result of input from business and other operating personnel in the development of the budget. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The annual goodwill impairment testing was initially completed as of September 30, 2009, in accordance with our previously established timeline. As a result of this accounting change, we also completed the impairment testing as of December 31, 2009.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

A two-step impairment test of goodwill is required pursuant to ASC 350-20-35, Goodwill—Intangibles and Other—Subsequent Measurement. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference.

Based on our valuation results, we had determined that the fair values of our reporting units exceeded their carrying values. Therefore, management determined that no goodwill impairment charge was required as of September 30, 2009.

Based on the outcome of the conditions existing during the fourth quarter of 2008, we determined there was a triggering event that required an interim impairment analysis had occurred relating to the Inkjet reporting unit. The resulting impairment analysis resulted in a non-cash goodwill impairment charge of $104 million during the fourth quarter of 2008. The goodwill valuation analysis was performed based on our respective reporting units—Fiery, Inkjet, and APPS, which are consistent with our operating segments identified in Note 15—Segment Information Geographic Data, and Major Customers of these Notes to Consolidated Financial Statements.

We determined the fair value of the Inkjet reporting unit as of December 31, 2009 by equally weighting the market and income approaches. The fair value of the Fiery and APPS reporting units were determined based on the market approach. Under the market approach, we estimated fair value based on market multiples of revenues or earnings of comparable companies. Under the income approach, we measured fair value of the Inkjet reporting unit based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units continued to exceed their carrying values. Fiery, Inkjet, and APPS fair values are $186, $177, and $61 million, respectively, which exceeds carrying value by 93%, 9%, and 33%, respectively.

To identify suitable comparable companies under the market approach, consideration was given to the financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar businesses, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives. Consideration was given to the investment characteristics of the subject company relative to those of similar publicly traded companies (i.e., guideline companies). Guideline company stocks are actively traded.

Two applications of the market approach are the Public Company Market Multiple Method (“PCMMM”) and the Similar Transaction Method (“STM”). In applying the PCMMM, valuation multiples were derived from historical and projected operating data of guideline companies and applied to the appropriate operating data of our reporting units to arrive at an indication of fair value. Four suitable guideline companies were identified for the Inkjet reporting unit. Suitable guideline companies could not be identified for the Fiery and APPS reporting units. Consequently, the STM was employed based on actual majority acquisition transactions in the Fiery and APPS respective reporting unit’s industry to arrive at an indication of the fair value of these reporting units.

Because the fair value of the Fiery and APPS reporting units significantly exceeded their carrying values as of December 31, 2009 as indicated by the internal market-based analysis, management did not deem it necessary to further supplement the bases for this judgment. While the fair value of the Inkjet reporting unit exceeded its carrying value based on our internal market-based valuation, management determined to further examine whether

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

an impairment had occurred given the recent Inkjet impairment recognized in the fourth quarter of 2008. We reviewed the factors that could trigger an impairment charge and completed an income-based impairment analysis, consistent with the approach taken during the third quarter of 2009.

We engaged a third party valuation firm to aid management in its analysis during the third quarter of 2009. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm at that time, the impairment analysis and related valuations represented the conclusions of management and not the conclusions or statements of any third party. We did not engage a third party to aid management in the current quarter analysis.

Solely for purposes of establishing inputs for the income approach to assess the fair value of the Inkjet reporting unit, we made the following assumptions:

•

A difficult economic climate will continue through 2010 with Inkjet results generally below 2008 results, substantially mitigated by new product introductions, which occurred in 2009 and will continue in 2010, allowing Inkjet results to improve,

•	followed by a recovery period between 2011 and 2014, and

•	long-term industry growth past 2014.

Our discounted cash flow projections for the Inkjet reporting unit were based on five-year financial forecasts, which were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the independent valuation firm engaged by us during the preceding quarter. The significant assumptions utilized in these five-year forecasts included annual revenue growth rates ranging from 6% to 32% for the Inkjet reporting unit, which equates to a compound annual growth rate of 14%. Future cash flows were discounted to present value using a mid-year convention and a discount rate of 16%. Terminal values were calculated using the Gordon growth methodology with a long-term growth rate of 4.5%. The sum of the fair values of the Fiery, Inkjet, and APPS reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. Significant assumptions used in determining fair values of the reporting units include the determination of appropriate market comparables, estimated multiples of revenue and EBITDA that a willing buyer is likely to pay, estimated control premium a willing buyer is likely to pay, and gross profits. Inkjet gross profits are expected to increase as fixed production costs are absorbed by increased Inkjet volumes.

To assess the reasonableness of the estimated control premium of 19%, we examined the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units. We examined the weighted average and median control premiums offered in these industries, industry specific control premiums, and specific transaction control premiums to conclude that our estimated control premium is reasonable.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2010 or prior to that, if any such change constitutes a interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Long-Lived Assets

Other investments, included within Long-Lived Assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are strategic to us. Investments in which we exercise significant influence over operating and financial policies, but do not have a majority voting interest, are accounted for using the equity method of accounting.

The process of assessing whether a particular equity investment’s fair value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for these securities. In making this judgment, we carefully consider the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This process is based primarily on information that we request and receive from these privately-held companies and is performed on a quarterly basis. Although we evaluate all of our privately-held equity investments for impairment based on this criteria, each investment’s fair value is only estimated when events or changes in circumstances have occurred that may have a significant effect on its fair value (because the fair value of each investment is not readily determinable). Where these factors indicate that the equity investment’s fair value is less than its carrying cost, and where we consider such diminution in value to be other than temporary, we record an impairment charge to reduce such equity investment to its estimated fair value.

During the fourth quarter of 2008, EFI assessed each remaining investment’s technology pipeline and market conditions in the industry for the next several years and determined that it is no longer probable that they will generate enough positive future cash flows to recover the full carrying amount of the investment. As such, we recognized an impairment charge of $6.1 million.

Long-lived asset impairment for the year ended December 31, 2009 of $3.2 million consisted primarily of project abandonment costs related to equipment charges in the Inkjet operating segment. Long-lived asset impairment for the year ended December 31, 2008 of $1.8 million consisted primarily of certain Inkjet printer equipment.

Note 5: Investments and Fair Value Measurements

Debt and marketable equity securities are classified as available-for-sale and are carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses (other than the credit portion of any other-than-temporary impairment, which is included in net income (loss)) included in accumulated other comprehensive income, net of tax. We review investments in debt and equity securities for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that the investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that gross unrealized losses on short-term investments at December 31, 2009 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses (which may not be until maturity). Evidence that we will recover our investments outweighs evidence to the contrary.

We adopted ASC 820-10-35 in the second quarter of 2009, which requires a more detailed, risk-oriented breakdown of major security types and related information. The following tables summarize our available-for-sale securities (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2009
U.S. Government securities and sponsored entities	$17,717	$8	$(18)	$17,706
Foreign Government securities	3,400	—	—	3,400
Corporate debt securities	61,466	444	(28)	61,882
Mortgage-backed securities—residential	14,030	184	(30)	14,184
Money market funds(1)	962	—	—	962

Total short-term investments	$97,575	$636	$(76)	$98,134

December 31, 2008
U.S. Government securities and sponsored entities	$4,200	$37	$(1)	$4,236
Corporate debt securities	36,871	33	(961)	35,943
Municipal securities	3,624	38	—	3,662
Mortgage-backed securities—residential	10,253	205	—	10,458
Money market funds	2,900	—	—	2,900

Total short-term investments	$57,848	$313	$(962)	$57,199

(1)

Money market funds of $1.0 million, net of reserves, represent funds in The Reserve Primary Fund (“Fund”) reclassified from cash and cash equivalents as the Fund has adopted a plan of liquidation. As a result, the Fund’s shares were not tradable at December 31, 2009. Our interest in the Fund was $14.8 million prior to their adoption of the liquidation plan. As of December 31, 2009, we have received $13.6 million in partial liquidation of our interest in the Fund, which has been invested in alternative money market funds, all of which are highly liquid and currently tradable at $1.00 Net Asset Value. In January 2010, we received $1.0 million in partial liquidation of our interest in the Fund, which was similarly invested in alternative money market funds currently tradable at $1 Net Asset Value. Our remaining interest in the Fund has been fully reserved as of December 31, 2009.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following tables present the aging of investments with gross unrealized losses as of December 31, 2009 and 2008 (in thousands):

	12 Months or Less		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
U.S. Government securities and sponsored entities	$6,840	$(18)	$—	$—	$6,840	$(18)
Corporate debt securities	5,323	(28)	—	—	5,323	(28)
Mortgage-backed securities—residential	3,070	(30)	—	—	3,070	(30)

Total	$15,233	$(76)	$—	$—	$15,233	$(76)

December 31, 2008
U.S. Government securities and sponsored entities	$1,799	$(1)	$—	$—	$1,799	$(1)
Corporate debt securities	17,445	(395)	4,138	(566)	21,583	(961)

	$19,244	$(396)	$4,138	$(566)	$23,382	$(962)

For fixed income securities that have unrealized losses as of December 31, 2009, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, we have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of December 31, 2009 were temporary in nature.

Amortized cost and estimated fair value of investments at December 31, 2009 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$47,256	$47,414
Mature in one to three years	50,319	50,720

Total short-term investments	$97,575	$98,134

For the year ended December 31, 2009, $0.6 million was recognized in net realized gains, which was comprised of $0.9 million in realized gains from sale of investments offset by $0.3 million in realized losses, which included $0.2 million of credit-related impairment charges on two corporate debt instruments. For the year ended December 31, 2008, $3.9 million was recognized in net realized gains, which was comprised of $5.3 million in realized gains from sale of investments offset by $1.4 million in realized losses of which $0.6 million credit-related impairment charges related to the Fund and one corporate debt instrument. As of December 31, 2009 and 2008, net unrealized gains of $0.6 million and net unrealized losses of $0.6 million, respectively, were included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair Value Measurements

We adopted ASC 820 effective January 1, 2008, which identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy as follows:

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

At December 31, 2009, our investments have been presented in accordance with the fair value hierarchy specified in ASC 820 as follows (in thousands):

		Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2009
U.S. Government securities and sponsored entities	$17,706	$3,700	$14,006	$—
Foreign Government securities	3,400	—	3,400	—
Corporate debt securities	61,882	—	61,800	82
Mortgage-backed securities—residential	14,184	—	14,184	—
Money market funds	68,446	67,484	—	$962

	$165,618	$71,184	$93,390	$1,044

December 31, 2008
U.S. Government securities and sponsored entities	$4,236	$—	$4,236	$—
Corporate debt securities	35,943	—	35,744	199
Municipal securities	3,663	—	3,663	—
Mortgage-backed securities—residential	10,458	—	10,458	—
Money market funds	99,827	96,927	—	2,900

	$154,127	$96,927	$54,101	$3,099

Included in money market funds is $67.5 and $96.9 million, which has been classified as cash equivalents as of December 31, 2009 and 2008, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Investments in overnight money market mutual funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets or because the investments are actively traded at $1.00 Net Asset Value.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs, which are directly or indirectly observable.

At December 31, 2009, one corporate debt instrument and one money market fund have been classified as Level 3 due to their significantly low level of trading activity. The portion of money market funds, which has been classified as Level 3, consists of funds placed in the Fund of $1.0 million, which were repaid after year-end. At December 31, 2008, one corporate debt instrument and one money market fund were classified as Level 3 due to their significantly low level of trading activity. The portion of money market funds, which were classified as Level 3, consisted of funds placed in the Fund of $2.9 million.

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 (in thousands):

	Level 3
	Corporate Debt Securities	Money Market Funds
Balance at December 31, 2007	$687	$—
Reclassification from Level 2 to Level 3	—	14,836
Included in other income (loss), net	(313)	(251)
Included in other comprehensive income	(96)	—
Purchases, sales, and maturities	(79)	(11,685)

Balance at December 31, 2008	$199	$2,900
Included in other income, net	(87)	—
Included in other comprehensive income	(6)	—
Purchases, sales, and maturities	(24)	(1,938)

Balance at December 31, 2009	$82	$962

Impairment charges for the year ended December 31, 2008 in other income, net, attributable to assets still held at December 31, 2008	$(340)	$(251)

Impairment charges for the year ended December 31, 2009 in other income, net, attributable to assets still held at December 31, 2009	$—	$—

Investments that we currently own could suffer declines in fair value and become other-than-temporarily impaired. We continuously assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost basis, the seniority and durations of the securities, adverse conditions related to a security, industry, or sector, historical and projected issuer financial performance, credit ratings, issuer specific news, and other available relevant information. Based on the above analysis, we identified one security that was other-than-temporarily impaired at December 31, 2008. As a result of our adoption of ASC 320-10-65-1 effective in the second quarter of 2009, we recorded a cumulative effect adjustment of $0.1 million, to reduce the cost of the previously identified security and retained earnings. As of December 31, 2009, two additional securities were identified as being other-than-temporarily impaired, resulting in an impairment loss of $0.2 million, which was recognized in other income, net.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from the debt security. For asset-backed and mortgage-backed securities, cash flow estimates including prepayment assumptions were based on data from widely accepted third party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries, and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities.

The following table presents the change in accumulated other-than-temporary credit-related impairments charged to retained earnings and other income (expense)

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income (Expense), Net	TOTAL
Accumulated Impairments, net attributable to assets still held at December 31, 2009, as of December 31, 2008	$—	$890	$890
Impairments recognized in other income, net	—	217	217
Cumulative effect adjustment upon adoption of ASC 320-10-65-1 as of April 1, 2009	58	—	58

Accumulated Impairments, net attributable to assets still held at December 31, 2009	$58	$1,107	$1,165

No other-than-temporary impairments have been recognized related to other factors.

Effective January 1, 2009, we adopted the provisions of ASC 820 regarding nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption did not materially impact our financial position or results of operations.

We utilize the income approach to measure fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and therefore are classified as Level 2. The fair value of our derivative assets and liabilities having a notional amount of $1.4 million were not material at December 31, 2009.

Note 6: Convertible Debt

On June 4, 2003, we sold $240 million of 1.50% convertible senior debentures due 2023 (“Debentures”) in a private placement, which are unsecured senior obligations, paying interest semi-annually in arrears at an annual rate of 1.50%.

On June 2, 2008 (the “Redemption Date”), we redeemed the outstanding balance of the Debentures at our option, which totaled $240 million and was 100% of the principal amount. Interest paid during the second quarter of 2008 totaled $1.8 million, which consisted of accrued and unpaid interest payments between December 1, 2007 and June 2, 2008.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 7: Other Comprehensive Income (“OCI”)

Other comprehensive income, which includes net income (loss), market valuation adjustments on available for sale investments, net of tax, currency translation adjustments, and net deferral of losses on derivative instruments consists of the following (in thousands):

	Years ended December 31,
	2009	2008	2007
Net income (loss)	$(2,171)	$(113,444)	$26,843
Change in market valuation of investments, net of tax	718	(1,601)	1,669
Change in currency translation adjustments	(59)	(295)	666
Other	(47)	—	—

Comprehensive income (loss)	$(1,559)	$(115,340)	$29,178

The activity in accumulated other comprehensive income and related tax effects are as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Net unrealized investment (losses)/gains:
Unrealized holding gains, net of tax provision of ($0.8) in 2009, ($1.0) in 2008, and ($1.1) million in 2007	$1,169	$1,532	$1,649
Reclassification adjustment for gains (losses) included in net income (loss), net of tax benefit of $0.3 in 2009, $2.1 in 2008, and $0 in 2007	(451)	(3,133)	20

Net unrealized investment gains (losses)	718	(1,601)	1,669
Currency translation adjustments	(59)	(295)	666
Other	11	—	—

Other comprehensive income/(loss)	$670	$(1,896)	$2,335

The components of accumulated other comprehensive income was (in thousands):

	December 31,
	2009	2008
Net unrealized investment gains (losses)	$334	$(388)
Currency translation gains	2,001	2,064
Other	11	—

Accumulated other comprehensive income	$2,346	$1,676

Note 8: Commitments and Contingencies

Leases

Off-Balance Sheet Financing—Synthetic Lease Arrangement

As of December 31, 2008 we were a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California. These leases provided a cost effective means of providing adequate office space for our corporate offices. Both Leases were scheduled to expire in July 2014. The Leases included an option to purchase the facilities during or at the end of the Leases term for the amount expended by the lessor to purchase the facilities. The funds pledged under

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2008) were in LIBOR-based interest bearing accounts and were restricted as to withdrawal at all times. We exercised our purchase option with respect to the 301 Lease in connection with the sale of the building and land and terminated the corresponding synthetic lease. Accordingly, the $31.7 million of pledged funds were re-classified as Assets Held for Sale under current assets in the consolidated balance sheet at December 31, 2008 and recognized in the determination of the gain on sale of building and land in the consolidated statement of operations for the year ended December 31, 2009.

On January 29, 2009, we completed the sale of building and land for a total price of $137.3 million. We retained ownership of the approximately 295,000 square foot building at 303 Velocity Way that we currently occupy along with the related land. We sold the 163,000 square foot 301 Velocity Way building, along with approximately 30 acres of land and certain other assets related to the property.

We have guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the 303 Lease. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger-related covenants as of December 31, 2009. We have assessed our exposure in relation to the first loss guarantee under the 303 Lease and have determined there is no deficiency to the guaranteed value at December 31, 2009. If there is a decline in value, we will record a loss associated with the residual value guarantee. In conjunction with the 303 Lease, we have entered into a separate ground lease with the lessor for approximately 30 years. As of December 31, 2009, we were treated as the owner of this building for federal income tax purposes. Since we exercised our purchase option with respect to the 301 Lease, our maximum exposure under our remaining synthetic lease arrangement is $56.9 million as of December 31, 2009.

We have applied the accounting and disclosure rules set forth in ASC 810-10 for variable interest entities (“VIEs”). We have evaluated our synthetic lease agreement to determine if the arrangement qualifies as a VIE under ASC 810-10. We have determined that the synthetic lease agreement does qualify as a VIE; however, because we are not the primary beneficiary under ASC 810-10, we are not required to consolidate the VIE in our financial statements.

We also lease office facilities in various locations in the U.S. and overseas. Future minimum lease payments under non-cancellable operating leases for each of the next five years and thereafter as of December 31, 2009 is as follows (in thousands):

Fiscal Year	Future Minimum Lease Payments

2010	$6,178
2011	4,575
2012	4,367
2013	3,350
2014	2,229
Thereafter	1,390

Total	$22,089

Lease obligation related to the principal corporate facility is estimated based on current market interest rates (LIBOR) and collateralized assumptions. Future minimum sublease income was $0 at December 31, 2009.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Rent expense was approximately $6.7, $9.9, and $11.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. Sublease rental income was approximately $0.3, $2.5 and $2.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease in rent expense and sublease income is due to the sale of the building to Gilead and the closure or partial closure of eight facilities.

Purchase Commitments

We subcontract with other companies to manufacture our products. During the normal course of business, our subcontractors procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the subcontractors for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability compared to the adequacy of the related allowance. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the subcontract manufacturers for amounts in excess of the related allowance.

Guarantees and Product Warranties

Under ASC 460, we are required to disclose guarantees upon issuance and recognize a liability for the fair value of obligations we assume under such guarantees.

Our products are generally accompanied by a 12-month warranty, which covers both parts and labor. We accrue warranty liabilities as part of cost of sales based on associated material product costs and technical support labor costs. The warranty provision is based upon historical experience by product, configuration, and geographic region.

Changes in warranty reserves for the years ended December 31, 2009 and 2008, were as follows (in thousands):

Balance at December 31, 2007	$7,918
Provision for warranty	5,720
Settlements	(6,847)

Balance at December 31, 2008	6,791
Provision for warranty	7,665
Settlements	(7,618)

Balance at December 31, 2009	$6,838

The lease agreement for our company headquarters provides for a residual value guarantee. Under ASC 460, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. We have determined that the residual value guarantee does not represent a material liability as of December 31, 2009.

In the normal course of business and in an effort to facilitate the sales of our products, we sometimes indemnify other parties, including customers, lessors, and parties to other transactions with us. Typically, our indemnity provisions provide that we agree to hold the other party harmless against losses arising from a breach of representations and warranties or covenants and intellectual property infringement. Our indemnity provisions often limit the time within which an indemnification claim can be made as well as the amount of the claim which can be made. In addition, we have entered into indemnification agreements with our current and former officers and directors. Our amended and restated bylaws also contain similar indemnification obligations for our agents.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Legal Proceedings

We may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, securities law, intellectual property, employment matters, and other claims or litigation matters relating to various claims that arise in the normal course of our business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss from pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. Taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay for the cases discussed. However, our estimates may be incorrect and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition, and cash flows.

As of December 31, 2009, we were subject to the various claims, lawsuits, investigations, or proceedings that arose in the ordinary course of business.

Leggett & Platt, Inc. and L&P Property Management Company (“L&P”):

On November 6, 2007, EFI filed a complaint against Leggett & Platt, Inc. and its patent holding subsidiary, L&P Property Management Company, in the U.S. District Court for the Eastern District of Missouri for declaratory and injunctive relief challenging the validity and enforceability of U.S. Patent No. 7,290,874 (“‘874 patent”) issued to L&P. The ‘874 patent is a continuation of U.S. Patent No. 6,755,518 (“‘518 patent”), which L&P previously asserted against EFI in a prior court action. The court ultimately invalidated the ‘518 patent in the prior court action on multiple grounds. In the present action, EFI filed a motion for summary judgment that the ‘874 patent is invalid for reasons similar to the ‘518 patent. After EFI filed its summary judgment motion, L&P was issued US Patent No. 7,520,602 (“‘602 patent”) and filed an amended complaint asserting it against EFI as well as asserting that EFI breached a non-disclosure agreement. In response, EFI challenged the validity and enforceability of the ‘602 patent and denied any breach of contract. On July 14, 2009, the court granted EFI’s motion for summary judgment and held that all of the claims in L&P’s ‘874 patent are invalid.

On November 10, 2009, after several successful summary judgment motions, one of which was affirmed by the Court of Appeals for the Federal Circuit, EFI reached a non-confidential settlement with L&P that does not require any payment from EFI to L&P. L&P dismissed all of its claims against EFI and promised not to sue EFI or any of its customers based on a claim that EFI products infringe any of the patents-in-suit or any related patent.

Durst Fototechnik Technology GmbH (“Durst”) v. Electronics for Imaging, GmbH (“EFI GmbH”) et al.:

On February 23, 2007, Durst brought a patent infringement action against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity, and unenforceability based on Durst’s improper actions before the German patent office. EFI filed its Statement of Defense on August 29, 2007. EFI’s defenses include those for EFI GmbH, as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2007. At the conclusion of the trial, the court ordered the parties to provide further briefing regarding issues raised by EFI regarding the validity of Durst’s patent. On February 15, 2008, the Court appointed an expert to assist on questions related to the validity of the Durst utility model right.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

By a decision dated November 27, 2009, the Manheim court entirely dismissed Durst’s infringement actions against EFI. Durst has appealed the decision and the appeal is currently pending at the court of appeal of Karlsruhe.

Acacia | Screentone Patent Litigation:

On August 8, 2007, Screentone Systems Corporation (“Screentone”), a subsidiary of Acacia Technologies Group, initiated litigation against several defendants, including Konica Minolta Printing Solutions, Canon USA, and Ricoh Americas, for infringement of a patent related to apparatus and methods of digital half-toning in the U.S. District Court for the Eastern District of Texas. Konica Minolta, Canon, and Ricoh are EFI customers. EFI has contractual obligations to indemnify its customers to varying degrees and subject to various circumstances. At least one defendant requested indemnification for any EFI products that allegedly infringe these patents.

EFI reached a settlement with Screentone on March 5, 2009. The District Court for the Central District of California dismissed EFI and Acacia’s claims, defenses, and counterclaims against one another on March 19, 2009. The terms of the settlement between the parties are confidential and have been fulfilled by the parties.

Note 9: Common Stock Repurchase Programs

In November 2007, our Board of Directors authorized a $100 million repurchase of our outstanding common stock. Under this publicly announced plan, we repurchased a total of 4.7 million shares for an aggregate purchase price of $64.6 million in 2008.

In February 2009, $33.2 million remaining for repurchase under the 2007 Board of Directors authorization was canceled by the Board of Directors and replaced with a new authorization to purchase an additional $100 million of outstanding common stock, including a $30 million accelerated share repurchase (“ASR”), by utilizing a portion of the proceeds from the January 2009 sale of building and land. The purpose of the ASR was to combine the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of a disciplined daily open market stock repurchase program.

On February 18, 2009, we entered into an agreement with UBS AG, London branch, (“UBS”) to repurchase $30 million of our outstanding common stock under the ASR program. In March 2009, 2.8 million shares were delivered by UBS representing the minimum number of shares to be delivered under the ASR agreement. Upon the discretion of UBS, the ASR concluded in August with the delivery of 87 thousand shares. We are not obligated to issue any shares or transfer any assets beyond the $30 million payment made in the first quarter of 2009. Transaction costs of $0.1 million were incurred under the ASR.

In October 2009, our Board of Directors approved the repurchase of $70 million of our common stock through the use of a “modified Dutch auction” tender offer by utilizing the balance of the previously authorized $100 million share repurchase program. The tender offer closed on December 24, 2009 resulting in the repurchase of 5.5 million shares at a cost of $70.6 million, which included $0.6 million of direct transaction costs. All shares received from the ASR and the tender offer were recognized as additional treasury stock accounted for under the cost method thereby reducing shares outstanding.

For the years ended December 31, 2009 and 2008, employees surrendered 74 and 55 thousand shares, respectively, to satisfy tax withholding obligations that arose on the vesting of restricted stock units. These repurchased shares are recorded as treasury stock and accounted for under the cost method. None of the shares of common stock that we have repurchased have been retired. Our buyback program is limited by SEC regulations and by compliance with our insider trading policy.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 10: Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge economic exposures as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. Our primary exposures are related to non-U.S. dollar-denominated sales in Japan and Europe and operating expenses in Europe, India, and Japan. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees. As of December 31, 2009, we had not entered into any hedges against any other currency exposures, but as these exposures grow we may consider hedging against currency movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure.

ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, be recorded as assets or liabilities in our consolidated balance sheet. As permitted, foreign exchange contracts with a notional amount of $1.4 million and a net asset/liability fair value that is immaterial have been designated for hedge accounting treatment. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

By their nature, derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movement is expected to offset the market risk of the underlying transactions, assets, and liabilities being hedged (e.g., operating expense exposure in Indian rupees). We do not believe there is a significant risk of loss from non-performance by the counterparties associated with these instruments because these transactions are executed with a diversified group of major financial institutions. Further, by policy we deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Our foreign currency derivative contracts have been designated as cash flow hedges of our Indian rupee operating expense exposure. The changes in fair value of these contracts were reported as a component of OCI and re-classified to operating expenses in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the consolidated statement of operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of December 31, 2009, the net asset/liability fair value of these contracts was immaterial.

Note 11: Income Taxes

The components of income from operations before income taxes are as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
U.S.	$24,470	$(153,597)	$(34,110)
Foreign	(8,435)	20,521	56,319

Total	$16,035	$(133,076)	$22,209

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The provision (benefit) for income taxes is summarized as follows (in thousands)

	For the years ended December 31,
	2009	2008	2007
Current:
U.S. Federal	$7,049	$8,256	$4,470
State	2,395	825	3,099
Foreign	1,956	5,099	5,234

Total current	11,400	14,180	12,803

Deferred:
U.S. Federal	6,430	(27,235)	(10,230)
State	456	(6,465)	(6,919)
Foreign	(80)	(112)	(288)

Total deferred	6,806	(33,812)	(17,437)

Total provision (benefit) for income taxes	$18,206	$(19,632)	$(4,634)

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2009	2008
Inventory reserves	$828	$1,068
Other reserves and accruals	5,851	6,246
Accrued compensation and benefits	1,614	2,397
Net operating loss carry forwards	13,886	15,243
Tax credit carry forwards	30,438	30,140
Deferred revenue	1,959	2,760
Stock-based compensation	14,197	18,892
Other	5,444	5,563

Gross deferred tax assets	74,217	82,309

Depreciation	(6,193)	(8,850)
Amortization of intangibles	(3,941)	(4,203)
State taxes	(4,618)	(4,448)

Gross deferred tax liabilities	(14,752)	(17,501)

Deferred tax valuation allowance	(3,027)	(3,981)

Total deferred tax assets, net	$56,438	$60,827

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Reconciliation between the income tax provision (benefit) computed at the federal statutory rate and the actual tax provision (benefit) is as follows (in thousands):

	For the years ended December 31,
	2009		2008		2007
Tax expense (benefit) at federal statutory rate	$5,613	35.0%	$(46,577)	35.0%	$7,775	35.0%
State income taxes, net of federal benefit	1,853	11.6	(2,059)	1.6	(2,430)	(10.9)
Research and development credits	(1,219)	(7.6)	(5,413)	4.1	(2,981)	(13.4)
Foreign tax rate differential	6,529	40.7	(1,636)	1.2	(7,031)	(31.7)
Reduction in accrual for estimated potential tax assessments	(397)	(2.5)	(422)	0.3	(1,293)	(5.8)
Non-deductible travel & entertainment	274	1.7	363	(0.3)	395	1.8
Non-deductible stock compensation charge	6,512	40.6	7,015	(5.3)	1,447	6.5
Goodwill impairment	—	—	29,663	(22.3)	—	—
Valuation allowance changes affecting provision for income taxes	(763)	(4.8)	(1,122)	0.9	(619)	(2.8)
Other	(196)	(1.2)	556	(0.4)	103	0.4

	$18,206	113.5%	$(19,632)	14.8%	$(4,634)	(20.9)%

We have $34.7 million ($35.2 million for state tax purposes) and $12.3 million ($17.8 million for state tax purposes) of loss and credit carry-forwards at December 31, 2009 for US federal tax purposes. These losses and credits will expire between 2010 and 2026. A significant portion of these net operating loss and credit carry-forwards relate to recent acquisitions and utilization of these loss and credit carry-forwards will be subject to an annual limitation under the IRC. We also have a valuation allowance related to foreign tax credits resulting from the 2003 acquisition of Best and compensation limitations potentially limited by IRC 162(m). If these foreign tax credits and the compensation deductions are ultimately utilized, the resulting benefit would reduce tax expense.

Effective January 1, 2007, we adopted ASC 740-10-25-5 through 17, Income Taxes—Basic Recognition Threshold, which clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. The cumulative effect of adopting ASC 740-10-25-5 through 17 has been recorded in 2007 as an increase of $4.8 million to retained earnings, and a decrease of $1.1 million and $5.9 million in goodwill and taxes payable, respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2009, 2008, and 2007, the total amount of gross unrecognized benefits was $37.0, $33.8, and $33.4 million, which would affect the effective tax rate if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2007 to December 31, 2009 is as follows:

	Federal, State and Foreign Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2007	$25.0	$0.6	$25.6
Additions for tax positions of prior years	—	0.3	0.3
Additions for tax positions related to 2007	9.8	—	9.8
Reductions for tax positions of prior years	(1.6)	—	(1.6)
Settlements	—	—	—
Reductions due to lapse of applicable statute of limitations	(0.7)	—	(0.7)

Balance at December 31, 2007	$32.5	$0.9	$33.4
Additions for tax positions of prior years	0.2	0.7	0.9
Additions for tax positions related to 2008	7.4	—	7.4
Reductions for tax positions of prior years	(0.2)	—	(0.2)
Settlements	(6.9)	—	(6.9)
Reductions due to lapse of applicable statute of limitations	(0.8)	—	(0.8)

Balance at December 31, 2008	$32.2	$1.6	$33.8
Additions for tax positions of prior years	0.8	0.7	1.5
Additions for tax positions related to 2009	4.3	—	4.3
Reductions for tax positions of prior years	(0.3)	(0.1)	(0.4)
Settlements	(1.1)	(0.5)	(1.6)
Reductions due to lapse of applicable statute of limitations	(0.5)	(0.1)	(0.6)

Balance at December 31, 2009	$35.4	$1.6	$37.0

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009, 2008, and 2007, we have accrued $2.7, $2.6, and $1.5 million for potential payments of interest and penalties.

As of December 31, 2009, 2008, and 2007, the amount of net unrecognized benefits that would impact our effective tax rate, if recognized after December 31, 2009 was $37.0, $33.8, and $33.4 million, respectively, offset by deferred tax benefits of $2.6, $2.3, and $2.9 million related to the federal tax effect of state taxes for the same periods. We were subject to examination by both the U.S. federal and state tax jurisdictions for the 2005-2008 tax years and the Netherlands for the 2008 tax year. In the third quarter of 2008, we finalized a closing agreement with the IRS to complete their examination of the 2002 through 2004 tax years. As a result of the IRS audit settlement, we reduced our unrecognized tax benefits by $6.6 million, of which $2.5 million was recorded as a tax benefit in 2008. The reduction in unrecognized tax benefits related primarily to intercompany cost allocations and the research and development credits. Since the timing of the resolution of audits is uncertain, we are unable to estimate any potential adjustments in the next 12 months to the balance of unrecognized tax benefits.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 12: Employee Benefit Plans

Equity Incentive Plans

Our stockholders approved our 2009 Equity Incentive Award Plan on June 21, 2009. As a result, no awards may be granted under any of our prior plans. As of December 31, 2009, we had outstanding equity awards under 10 equity incentive plans, including the 2009 Plan (defined below) and 9 prior equity incentive plans.

Our primary equity incentive plans are summarized as follows:

2009 Stock Plan

In June 2009, our stockholders approved the 2009 Equity Incentive Award Plan (“2009 Plan”) and the reservation of an aggregate of 5,000,000 shares of our common stock for issuance pursuant to such plan. The 2009 Plan provides for grants of stock options (both incentive stock options and nonqualified stock options), restricted stock awards, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, and performance-based awards. Options and awards generally vest over a period of three to four years from the date of grant and generally expire seven to ten years from the date of the grant. The terms of the 2009 Plan provide that an option price shall not be less than 100% of fair market value on the date of the grant. Our Board of Directors may grant a stock bonus or stock unit award under the 2009 Plan in lieu of all or a portion of any cash bonus that a participant would have otherwise received for the related performance period.

The shares of common stock covered by the 2009 Plan may be treasury shares, authorized but unissued shares, or shares purchased in the open market. If an award under the 2009 Plan is forfeited (including a reimbursement of a non-vested award upon a participant’s termination of employment at a price equal to the par value of the common stock subject to the award) or expired, any shares of common stock subject to the award may be used again for new grants under the 2009 Plan.

The 2009 Plan is administered by a committee, which may be the Board of Directors or a committee appointed by the Board of Directors (“Committee”). The Committee has the exclusive authority to administer the 2009 Plan, including the power to (i) designate participants under the 2009 Plan, (ii) determine the types of awards granted to participants under the 2009 Plan, the number of such awards, and the number of shares of our common stock that is subject to such awards, (iii) determine and interpret the terms and conditions of any awards under the 2009 Plan, including the vesting schedule, exercise price, whether to settle or accept the payment of any exercise price, in cash, common stock, other awards, or other property, and whether an award may be cancelled, forfeited, or surrendered, (iv) prescribe the form of each award agreement, and (v) adopt rules for the administration, interpretation, and application of the 2009 Plan. The Committee does not have the authority to accelerate vesting or waive forfeiture of any qualified performance-based awards.

Persons eligible to participate in the 2009 Plan include all of our employees, directors, and consultants, as determined by the Committee. As of December 31, 2009, approximately 2,000 employees and 5 non-employee directors were eligible to participate in the 2009 Plan.

As of December 31, 2009, there were 1.9 million shares outstanding and 3.1 million shares available for grant under the 2009 Plan.

2007 Stock Plan

With the adoption of the 2009 Plan, no additional awards may be granted under the 2007 Equity Incentive Award Plan (“2007 Plan”). Under the 2007 Plan, 3.3 million shares of common stock were reserved and authorized for

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

issuance. The 2007 Plan provides for grants of stock options (both incentive stock options and nonqualified stock options), restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, and performance-based awards. Options and awards generally vest over a period of three to four years from date of grant and generally expire seven to ten years from date of the grant. The terms of the 2007 Plan provide that an option price shall not be less than 100% of fair market value on the date of the grant. Our Board of Directors may grant a stock bonus or stock unit award under the 2007 Plan in lieu of all or a portion of any cash bonus that a participant would have otherwise received for the related performance period.

The shares of common stock covered by the 2007 Plan may be treasury shares, authorized but unissued shares, or shares purchased in the open market. If an award under the 2007 Plan is forfeited (including reimbursement of a non-vested award upon a participant’s termination of employment at a price equal to the par value of the common stock subject to the award) or expired, any shares of common stock subject to the award may be used again for new grants under the 2007 Plan.

The 2007 Plan is administered by a committee, which may be the Board of Directors or the Committee. The Committee has the exclusive authority to administer the 2007 Plan, including the power to (i) designate participants under the 2007 Plan, (ii) determine the types of awards granted to participants under the 2007 Plan, the number of such awards, and the number of shares of our common stock subject to such awards, (iii) determine and interpret the terms and conditions of any awards under the 2007 Plan, including the vesting schedule, exercise price, whether to settle or accept the payment of any exercise price in cash, common stock, other awards, or other property, and whether an award may be cancelled, forfeited, or surrendered, (iv) prescribe the form of each award agreement, and (v) adopt rules for the administration, interpretation, and application of the 2007 Plan. The Committee does not have the authority to accelerate vesting or waive forfeiture of any qualified performance-based awards.

As of December 31, 2009, there were 2.3 million shares outstanding under the 2007 Plan. As of December 31, 2008, there were 2.4 million shares outstanding and 0.6 million shares available for grant under the 2007 Plan.

2004 Stock Plan

With the adoption of the 2007 Plan, no additional awards may be granted under the 2004 Stock Plan (the “2004 Plan”). Under the 2004 Plan, 8.4 million shares of common stock were authorized for issuance. This amount includes 0.1 million shares that were consolidated from the acquired Splash Plan, T/R Plan, and Printcafe Plans on June 7, 2006. The terms of the 2004 Plan provide that an option price shall not be less than 100% of fair market value on the date of the grant. The vesting period for restricted stock must be at least (a) one (1) year in the case of a restricted stock award subject to a vesting schedule based on the achievement of specified performance goals by the participant or (b) three (3) years in the case of a restricted stock award absent such performance-based vesting. Under this plan, restricted stock awards and restricted stock units could be granted that did not comply with the preceding minimum vesting requirement as long as the aggregate number of shares of common stock issued with respect to such non-conforming awards granted under the 2004 Plan did not exceed 10% of the shares reserved for issuance. The 2004 Plan provides for accelerated vesting if there is a change in control (as defined in the 2004 Plan). Options, restricted stock units, and restricted stock awards generally vest over a 42 to 48 month period and expire from seven to ten years from the date of the grant. As of December 31, 2009 and 2008, there were 0.9 and 2.2 million shares, respectively, outstanding under the 2004 Plan.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

1999 Stock Plan

With the adoption of the 2007 Plan, no additional awards may be granted under the 1999 Stock Plan (the “1999 Plan”). The 1999 Plan authorized 10.6 million shares of common stock for issuance. The terms of the 1999 Plan provide that an option price may not be less than 100% of fair market value and the purchase price under restricted stock purchase agreement may not be less than 50% of fair market value on the date of the grant. The Board of Directors or Committee had the authority to determine to whom options would be granted, the number of shares, the vesting period, the expiration date, and the exercise price. The 1999 Plan provides for accelerated vesting if there is a change in control (as defined in the 1999 Plan). Options, restricted stock units, and restricted stock awards generally vest from two to four years and expire from seven to ten years from the date of the grant. As of December 31, 2009 and 2008, there were 0.5 and 2.4 million shares, respectively, outstanding under the 1999 Plan.

1990 Stock Plan

The 1990 Stock Option Plan (the “1990 Plan”) by its terms expired in June 2000 and no additional awards may be granted under this plan. In June 1990, we adopted the 1990 Plan, which, as amended, provided for the issuance of incentive and nonqualified stock options to our employees, directors, and non-employees. We reserved 13.2 million shares of common stock for issuance under the 1990 Plan. The original terms of the 1990 Plan provided that the exercise price of nonqualified stock options could not be less than 85% of the fair market value on the date of the grant. In May 1995, the 1990 Plan was amended to provide that options could not be granted at less than 100% of the fair market value of our common stock on the date of the grant. Generally, the options vested over a four year period. The 1990 Plan allows us to buy out an option grant for cash or shares, which was an option previously granted based on terms and conditions as established at the time such offer is made. The 1990 Plan provides for accelerated vesting if there is a change in control (as defined in the 1990 Plan). The options are exercisable at times and increments as specified by the Board of Directors and expire not more than 10 years from date of grant. All options available under the 1990 Plan have been issued. Any shares (plus any shares that might in the future be returned to the 1990 Plan as a result of cancellations) that remained available for future grants under the 1990 Plan have been cancelled. As of December 31, 2009 and 2008, there were less than 0.1 and 0.7 million shares, respectively, outstanding under the 1990 Plan.

Acquired Stock Plans

In connection with our acquisition of Splash Technology Holdings, Inc., T/R Systems, Inc., Print Café, and Management Graphics, Inc. (“MGI”), we assumed their stock incentive plans. As of December 31, 2009 and 2008, there were less than 0.1 and 0.2 million options, respectively, outstanding under these acquired stock plans, except for the stock incentive plan assumed in connection with our acquisition of MGI, under which there were no awards outstanding at December 31, 2009.

Amended and Restated 2000 Employee Stock Purchase Plan

On June 2009, our stockholders approved the Amended and Restated 2000 Employee Stock Purchase Plan that increased the number of shares authorized for issuance pursuant to such plan by 3,000,000 shares. The share increase was intended to ensure that we continue to have a sufficient reserve of common stock available under the ESPP to provide our eligible employees with the opportunity to acquire our common stock through participation in a payroll deduction-based ESPP designed to operate in compliance with Section 423 of the Internal Revenue Code. The amendment and restatement of the ESPP does not provide for an automatic increase in the number of shares reserved for issuance under the ESPP. As of December 31, 2009 and 2008, 6.2 and 2.8 million shares of our common stock were reserved for issuance under the ESPP.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

In May 2000, our Board of Directors initially adopted the 2000 Employee Stock Purchase Plan, which became effective on August 1, 2000 and reserved 0.4 million shares of common stock for issuance under the ESPP. The ESPP, subsequently amended prior to 2009, had an automatic share increase feature pursuant to which the shares reserved under the ESPP automatically increased on the first trading day in January of each year, beginning with calendar year 2006. The increase was equal to three quarters of one percent (0.75%) of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year, but in no event could any such increase exceed 2.5 million shares annually.

The ESPP is qualified under Section 423 of the Internal Revenue Code. Eligible employees may contribute from one to ten percent of their base compensation not to exceed ten percent of the employee’s earnings. Employees are not able to purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the beginning of the offering period under the ESPP. The purchase price shall be the lesser of 85% of the fair market value of the stock, either on the offering date or on the purchase date. The offering period shall not exceed 27 months beginning with the offering date. The ESPP provided for offerings of 4 consecutive, overlapping 6-month offering periods, with a new offering period commencing on the first trading day on or after February 1 and August 1 of each year.

In 2009 and 2008, 0.8 and 0.5 million shares were issued under the ESPP at an average purchase price of $7.51 and $12.18, respectively. As of December 31, 2009, there was $1.7 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over a period of 1.8 years. At December 31, 2009 and 2008, there were 2.9 and 0.3 million shares, respectively, available for issuance under the ESPP.

Valuation and Expense Information under ASC 718

We account for stock-based payment awards, in accordance with ASC 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all equity awards made to our employees and directors, including employee stock options, restricted stock awards, restricted stock units, and employee stock purchases related to all stock-based compensation plans based on the fair value of such awards on the date of grant. We amortize stock-based compensation cost on a graded vesting basis over the vesting period. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.

We use the Black-Scholes-Merton (“BSM”) option pricing model to value stock-based compensation for all equity awards, except market based awards. Market based awards are valued using a Monte Carlo valuation model.

The BSM model determines the fair value of stock-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option pricing models were developed to estimate the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options and awards have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 and SEC Staff Accounting Bulletin No. 107 (“SAB 107”) using an appropriate option pricing model, the value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes stock-based compensation expense related to stock options, employee stock purchases under the ESPP, restricted stock units, and restricted stock awards under ASC 718 for the years ended December 31, 2009, 2008, and 2007:

(in thousands)	2009	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$2,269	$5,759	$8,270
Non-vested restricted stock awards and retricted stock units	11,965	23,187	14,834
Employee stock purchase plan	4,349	4,481	1,426

Total stock-based compensation	18,583	33,427	24,530
Tax effect on stock-based compensation	94	(6,694)	(8,891)

Net effect on net income (loss)	$18,677	$26,733	$15,639

Valuation Assumptions for Stock Options and ESPP Shares

Our determination of the fair value of share-based payment awards on the date of grant using an option pricing model is affected by various assumptions including volatility, expected term, and interest rates. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term is based upon management’s consideration of the historical life of the options, the vesting period of the options granted, and the contractual period of the options granted. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

The estimated per share weighted average fair value of options granted and ESPP shares issued and the assumptions used to estimate fair value are shown below for the periods indicated:

	Stock option plans for the years ended December 31,			Employee Stock Purchase Plan for the years ended December 31,
BSM assumptions and fair value	2009	2008	2007	2009	2008	2007(1)
Weighted average fair value per share	$3.84	$5.51	$9.11	$3.93	$5.50	N/A
Expected volatility	44%	40%	35%	51% – 66%	32% – 74%	N/A
Risk-free interest rate	1.8%	2.8%	4.5%	0.3% – 1.2%	1.9% – 2.5%	N/A
Expected term (in years)	4.1	4.0	4.6	0.5 – 2.0	0.5 – 2.0	N/A

(1)	No shares were issued under the ESPP in 2007.

Non-vested Restricted Stock Units and Restricted Stock Awards

The restricted stock units and non-vested shares of restricted stock generally vest over a service period of two to four years. The compensation expense incurred for these service-based awards is based on the closing market price of our stock on the date of grant and is amortized on a graded vesting basis over the requisite service period. The weighted average fair value of restricted stock units granted during the years ended December 31, 2009, 2008, and 2007 were $10.84, $13.53, and $22.16, respectively. No restricted stock awards were granted during 2009, 2008, and 2007.

In February 2008, the remaining 138,750 shares of market-based non-vested restricted stock units were modified to seven-year service-based. No incremental stock-based compensation expense was incurred as a result of the modification.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Performance-based Stock Options and Restricted Stock Units

Restricted stock units and stock options granted during the year ended December 31, 2009 include 98,000 market-based restricted stock units and 294,076 market-based stock options. These awards vest when our average closing stock price exceeds defined multiples of the June 18, 2009 or August 28, 2009 closing stock prices for 20 consecutive trading days. If these multiples are not achieved by June 18, 2016 or August 28, 2016, the awards are forfeited. The grant date fair value is estimated to be $0.9 million for the restricted stock units and $1.7 million for the stock options, which are being amortized over their average derived service periods of 4.35 and 4.88 years, respectively. The average derived service period total fair value was determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and 3.1%, respectively, and an implied volatility of 50%.

Also granted during the year ended December 31, 2009 were 10,000 performance-based restricted stock units and 32,674 performance-based stock options. These performance-based restricted stock units vest when specified performance criteria are met prior to June 30, 2010; otherwise, they are forfeited. These performance-based stock options vest when our annual return on equity exceeds defined multiples of the 2008 return on equity. If these multiples are not achieved by August 28, 2016, the stock options are forfeited. The grant date fair value is estimated to be $0.1 million for the restricted stock units and for the stock options, which are being amortized over their average derived service periods of 0.75 and 3.71 years, respectively. The performance-based stock options were valued using the BSM valuation model.

2009 Fair Value Stock Option Exchange and 2007 Employee Tender Offer

We commenced a fair value stock option exchange on August 31, 2009, to allow employees, other than our named executive officers and members of our Board of Directors, the opportunity to exchange all or a portion of their eligible outstanding stock options for a smaller number of restricted stock units (“RSUs”) based on exchange ratios intended to result in the fair value of the newly issued RSUs being equal to the fair value of the stock options that were surrendered or exchanged for cash, in certain circumstances. Stock options that were “underwater” (i.e., those options with a per share exercise price greater than the per share closing price of our common stock as quoted on The NASDAQ Global Select Market as of the trading day immediately preceding August 31, 2009, the date the option exchange commenced, or $10.77 per share), excluding options granted six months prior to the commencement of the exchange and options expiring within six months after the completion of the exchange, were eligible for exchange.

The offering period closed on September 28, 2009. A total of 1,000 eligible employees participated in the option exchange. We accepted for exchange options to purchase an aggregate of 2.8 million shares of our common stock, representing 82% of total options eligible at the commencement of the exchange. All surrendered options were cancelled and (i) we granted a total of 0.3 million new RSUs under the 2009 Plan, and (ii) we made cash payments in the aggregate amount of $0.2 million (less applicable withholdings and without interest). The resulting incremental compensation expense was not material to our consolidated statement of operations.

Based on the independent review of our historical stock option granting practices conducted by the Special Committee of our Board of Directors in 2007, we determined that certain compensatory stock options were granted with an exercise price lower than the fair market value of our common stock on the date of grant. Any such stock options, which had not vested prior to January 1, 2005, absent amendment, would be subject to substantial additional taxes under Section 409A of the Internal Revenue Code and analogous state laws. On October 23, 2007, we filed a Tender Offer Statement on Schedule TO with the SEC with respect to stock options. The terms of the tender offer provided that each eligible stock option tendered would be amended to increase the exercise price to the fair market value of our common stock on the grant date determined in the independent investigation in exchange for a cash bonus equal to the aggregate exercise price increase for such stock option

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

payable in January 2008, less applicable tax withholding. We accepted for amendment eligible options to purchase 0.5 million shares of our common stock and made cash payments, in January 2008, to employees that held eligible options accepted for amendment in the aggregate amount of $0.3 million, less applicable tax withholding, to compensate them for the increased exercise prices per share of their amended eligible options, in each case, in accordance with the terms of the tender offer.

Stock Option Activity

The following table summarizes the changes in stock options outstanding and exercisable for the years ended December 31, 2009, 2008, and 2007 (in thousands except for weighted average exercise price and contractual term):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2006	8,381	$24.90

Options granted	423	24.62
Options exercised	(335)	17.30
Options forfeited and expired	(956)	33.19

Options outstanding at December 31, 2007	7,513	24.19

Options granted	980	15.80
Options exercised	(146)	15.27
Options forfeited and expired	(2,286)	27.34

Options outstanding at December 31, 2008	6,061	22.73

Options granted	844	10.50
Options forfeited, expired, and exchanged	(4,081)	24.93

Options granted, net of forfeited, expired, and exchanged	(3,237)
Options exercised	—	—

Options outstanding at December 31, 2009	2,824	$15.90	4.2	$2,064

Options vested and expected to vest at December 31, 2009	2,586	$16.30	4.0	$1,604

Options exercisable at December 31, 2009	1,580	$18.66	2.8	$39

Aggregate stock option intrinsic value represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the exercise price of the underlying awards for the options that were in the money at December 31, 2009. No options were exercised during the year ended December 31, 2009. The total intrinsic value of options exercised, determined as of the date of option exercise, was $0.3 and $1.7 million for the years ended December 31, 2008 and 2007, respectively. There was $3.0 million of total unrecognized compensation cost related to stock options expected to vest as of December 31, 2009. That cost is expected to be recognized over a weighted average period of two years.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2009 (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual term (years)	Weighted average exercise price	Shares	Weighted average exercise price
$9.12 to $12.97	922	5.9	$10.73	93	$12.55
$14.06 to 15.88	686	5.1	15.81	383	15.81
$16.06 to $16.42	310	3.9	16.28	207	16.26
$16.57 to $17.00	374	2.3	16.99	374	16.99
$17.09 to $48.38	529	1.8	21.63	520	21.58
$49.88 and over	3	0.4	497.76	3	497.76

	2,824	4.2	$15.90	1,580	$18.66

Non-vested Restricted Stock Units and Restricted Stock Awards

Non-vested restricted stock units and restricted stock awards were awarded to employees under our equity incentive plans. Non-vested restricted stock awards have the same voting rights as other common stock and are considered to be currently issued and outstanding. Non-vested restricted stock awards are eligible to receive dividends (i.e., participating securities), even if we do not intend to declare dividends. Restricted stock units do not have the voting rights of common stock and the shares underlying the restricted stock units are not considered issued and outstanding. A summary of the status of non-vested restricted stock units and restricted stock awards as of December 31, 2009 and 2008, and changes during the year ended December 31, 2009, is presented below:

	Restricted Stock Units		Restricted Stock Awards
	Shares (in thousands)	Weighted average grant date fair value	Shares (in thousands)	Weighted average grant date fair value
Non-vested at January 1, 2009	1,866	$18.22	118	$27.21
Restricted stock granted	1,383	10.84	—	—
Restricted stock issued in exchange for stock options	348	12.15	—	—
Restricted stock vested	(727)	19.09	(6)	27.89
Restricted stock forfeited	(163)	19.46	—	—

Non-vested at December 31, 2009	2,707	$13.36	112	$27.18

Restricted Stock Units

The fair value of restricted stock units that vested during the years ended December 31, 2009, 2008, and 2007, determined as of the vesting date, were $8.2, $6.4, and $7.4 million, respectively. The aggregate intrinsic value of restricted stock units vested and expected to vest at December 31, 2009 was $30.5 million, calculated as the closing price per share of our common stock on the last trading day of the fiscal period multiplied by 2.4 million of restricted stock units vested and expected to vest at December 31, 2009. There was approximately $13.9 million of unrecognized compensation costs related to restricted stock units expected to vest as of December 31, 2009. That cost is expected to be recognized over a weighted average period of 1.3 years.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Awards

The fair value of restricted stock awards that vested during the years ended December 31, 2009, 2008, and 2007, determined as of the vesting date, was $0.1, $2.3, and $7.1 million during the years ended December 31, 2009, 2008, and 2007, respectively. There was $0.6 million of unrecognized compensation cost related to non-vested restricted stock awards expected to vest as of December 31, 2009. That cost is expected to be recognized over a weighted average period of 1.2 years.

Employee 401(k) Plan

We sponsor a 401(k) Savings Plan (“401(k) Plan”) to provide retirement and incidental benefits for our employees. Employees may contribute from 1% to 40% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service (“IRS”). Prior to May 2009, we matched 50% of U.S. employee contributions, up to a maximum of the first 4% of the employee’s compensation contributed to the plan, subject to IRS limitations. All matching contributions vest over four years starting with the hire date of the individual employee. In May 2009, we temporarily suspended our matching of employee contributions to our 401(k) plans. We intend to resume our matching of employee contributions when certain profit targets are achieved. Our matching contributions to the 401(k) Plan totaled $0.6, $1.9, and $2.0 million during the years ended December 31, 2009, 2008, and 2007, respectively. The employees’ and our contributions are cash contributions invested in mutual funds managed by an independent fund manager, or in self-directed retirement plans. The fund manager or the employee may invest in our common stock at their discretion.

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

Note 14: Restructuring and Other

We recognized restructuring and other charges of $9.0, $11.0, and $1.5 million for the years ended December 31, 2009, 2008, and 2007, respectively, primarily consisting of restructuring, severance, and charges to downsize our facilities. Restructuring and severance charges of $8.1, $8.3, and $1.5 million related to head count reductions of 227, 166, and 4 for the years ended December 31, 2009, 2008, and 2007, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Restructuring and other charges includes charges to downsize three facilities during 2009 and charges to downsize five facilities and integrate our Pace and Raster acquisitions and related employees during 2008.

During each of the first three quarters of 2009 and throughout 2008, we announced restructuring plans to better align our costs with revenue levels due to the current economic environment. These reductions are one of many

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

cost reduction actions that we have taken to lower our quarterly operating expense run rate. The restructuring plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 820, Fair Value Measurements and Disclosures, which became effective with respect to restructuring-related liabilities initially in the first quarter of 2009.

Restructuring and other reserve activities for the years ended December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Reserve balance at January 1	$3,847	$—
Restructuring charges	7,800	8,772
Restructuring reserve related to acquisition of Pace	—	358
Other charges	1,157	2,233
Cash payments	(10,008)	(7,516)

Reserve balance at December 31	2,796	$3,847

Note 15: Segment Information, Geographic Data, and Major Customers

Operating Segments

ASC 280, Segment Reporting, requires segment information to be presented based on internal reporting used by the chief operating decision maker to allocate resources and evaluate segment performance. Our enterprise management processes became further refined in 2009 to use financial information that is closely aligned with our three product categories at the gross profit level. Relevant discrete financial information is prepared at the gross profit level for each of our three operating segments that is used by the chief operating decision making group to allocate resources and assess the performance of each segment.

Our operating segments are:

Fiery, which consists of our color digital print controller line of products that is primarily sold to OEMs for sale to end-users, is comprised of (i) stand-alone print controllers connected to digital copiers and other peripheral devices, (ii) embedded and design-licensed solutions used in digital copiers and multi-functional devices, and (iii) optional software integrated into our controller solutions.

Inkjet, which consists of (i) our VUTEk super-wide format digital inkjet printers and inks that are used by billboard graphics printers, commercial photo labs, large sign shops, graphic screen printers, and digital graphics providers to print billboards, building wraps, banners, art exhibits, point of purchase signage, and other large displays, (ii) our early stage Jetrion industrial inkjet digital printing systems, custom high-performance integration solutions and specialty inks for the converting, packaging, and direct mail industries, and (iii) our early stage Rastek hybrid and flatbed UV wide format graphics printers for the mid-range market sector.

APPS, which consists of print software solutions that enhance printing workflow and makes printing operations more powerful, productive, and easier to manage from one centralized user interface. Our enterprise resource planning and collaborative supply chain software print management solutions are designed to enable printers and print buyers to improve productivity and customer service while reducing costs.

Our chief operating decision making group evaluates the performance of its operating segments based on net sales and gross profit. Gross profit for each segment includes revenues from sales to third parties and related cost of revenue attributable to the segment. Cost of revenue for each segment excludes certain expenses managed

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

outside the operating segments consisting primarily of stock-based compensation expense. Operating income is not reported by operating segment because operating expenses include significant shared expenses and other costs that are managed outside of the operating segments. Such operating expenses include various corporate expenses such as stock-based compensation expense, corporate sales and marketing expenses, income taxes, various nonrecurring charges, and other separately managed general and administrative costs.

Summary gross profit information, excluding stock-based compensation expense, for the years ended December 31, 2009, 2008, and 2007 is as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
Fiery
Revenue	$184,407	$278,738	$331,474
Gross profit	121,532	188,349	220,469
Gross profit percentages	65.9%	67.6%	66.5%
Inkjet
Revenue	$159,733	$219,959	$229,253
Gross profit	50,748	89,677	101,403
Gross profit percentages	31.8%	40.8%	44.2%
APPS
Revenue	$56,968	$61,683	$59,859
Gross profit	40,277	41,862	41,184
Gross profit percentages	70.7%	67.9%	68.8%

A reconciliation of our segment gross profit to the consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007 is as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
Segment gross profit	$212,557	$319,888	$363,056
Stock-based compensation expense	(1,073)	(2,471)	(1,909)

Gross profit	$211,484	$317,417	$361,147

Revenues in the Fiery and APPS operating segments for the year ended December 31, 2007 have been revised to reflect the reclassification of Fiery-related software revenue of $25.6 million from the APPS to the Fiery operating segment. Total revenues for the year ended December 31, 2007 have not changed.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

	Fiery	Inkjet	APPS
December 31, 2009
Goodwill	$53,249	$36,508	$33,083
Identified intangible assets, net	—	43,442	11,007
Tangible assets, net of liabilities	43,333	82,331	1,865

Net tangible and intangible assets	$96,582	$162,281	$45,955

December 31, 2008
Goodwill	$53,249	$36,126	$33,206
Identified intangible assets, net	52	59,411	13,529
Tangible assets, net of liabilities	30,178	76,675	(4,352)

Net tangible and intangible assets	$83,479	$172,212	$42,383

Segment assets exclude corporate assets, such as cash, short-term and long-term investments, and taxes payable.

Information about Geographic Areas

Our revenues originate in the U.S., The Netherlands, Germany, and Japan. We report revenues by geographic area based on ship-to destinations. Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain.

The following is a breakdown of revenues by sales origin for the years ended December 31, 2009, 2008, and 2007:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Americas	$229,294	$297,896	$327,232
Europe, Middle East and Africa	122,696	194,474	216,308
Japan	35,041	52,048	58,015
Other international locations	14,077	15,962	19,031

Total Revenue	$401,108	$560,380	$620,586

The following table presents our long-lived assets located outside the Americas, all of which are in the EMEA region, as of December 31, 2009 and 2008:

	December 31,
(in thousands)	2009	2008
Goodwill	$7,408	$7,299
Intangible Assets, net	1,096	1,438

	$8,504	$8,737

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Major Customers

For the past three years we have had two major customers, Xerox and Canon, each with total revenues greater than 10%. Canon and Xerox each contributed over 10% of our revenues individually and together accounted for approximately 26%, 29%, and 31% of our revenues for the years ended December 31, 2009, 2008, and 2007, respectively.

Two customers, Xerox and Canon, had accounts receivable balances greater than 10% of our net accounts receivable balance at December 31, 2009, accounting for 15% and 10%, respectively, and one customer, Xerox, had an accounts receivable balance greater than 10% of our net accounts receivable balance at December 31, 2008, accounting for 16%.

SUPPLEMENTARY DATA

Unaudited Quarterly Consolidated Financial Information

The following table presents our operating results for each of the eight quarters in the two-year period ended December 31, 2009. The information for each of these quarters is unaudited, but has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included that are required to state fairly our unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing in this Annual Report on Form 10-K. These operating results are not necessarily indicative of the results for any future period.

	2009
(in thousands except per share data)	Q1	Q2	Q3	Q4
Revenue	$96,145	$90,110	$100,855	$113,998
Gross profit	52,928	46,771	52,190	59,594
Loss from operations	(22,972)	(23,603)	(15,060)	(5,382)
Net income (loss)	26,714	(13,309)	(12,169)	(3,407)
Net income (loss) per basic common share	$0.52	$(0.27)	$(0.25)	$(0.07)
Net income (loss) per diluted common share	$0.52	$(0.27)	$(0.25)	$(0.07)
Gain on sale of building and land	$79,363	$628	$—	$—

	2008
	Q1	Q2	Q3	Q4
Revenue	$136,604	$143,846	$144,666	$135,264
Gross profit	77,232	81,973	82,065	76,147
Loss from operations	(14,308)	(5,892)	(8,619)	(116,196)
Net loss	(5,173)	(113)	(3,644)	(104,514)
Net loss per basic common share	$(0.10)	$—	$(0.07)	$(2.03)
Net loss per diluted common share	$(0.10)	$—	$(0.07)	$(2.03)
Goodwill and asset impairment	$—	$—	$—	$111,858

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, is engaged in a comprehensive effort to review, evaluate, and improve our controls; however, management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”). Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2010 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement. Information regarding the audit committee of our board of directors and information regarding an audit committee financial expert is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2010 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2010 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our board of directors is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2010 Proxy Statement.

Item 11: Executive Compensation

The information required by this item is incorporated by reference from the information contained under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in our 2010 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth below, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2010 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009 concerning securities that are authorized under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by stockholders	5,531,167	(1)	$14.66	6,054,564	(2)
Equity compensation plans not approved by stockholders	—		—	—

Total	5,531,167		$14.66	6,054,564

(1)	Includes options outstanding as of December 31, 2009, representing 15,097 shares with an average exercise price of $95.33 per share, that were assumed in connection with business combinations.
(2)	Includes 3,109,019 shares available under the 2009 Plan and 2,945,545 shares available under the ESPP.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions, and Director Independence” in our 2010 Proxy Statement.

Item 14: Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2010 Proxy Statement.

PART IV

Item 15: Exhibits and Financial Statement Schedules

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

(3)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (1)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (2)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (3)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (4)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (5)

2.6+	Amended and Restated Equity Purchase Agreement dated October 31, 2006 among the Company, Electronics for Imaging, International, Jetrion, LLC and Flint Group North America Corporation (6)

3.1	Amended and Restated Certificate of Incorporation (7)

3.2	Amended and Restated By-Laws of Electronics For Imaging, Inc., (as amended August 12, 2009) (8)

Exhibit No.	Description

4.2	Specimen Common Stock Certificate of the Company (9)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (10)

10.2	1990 Stock Plan of the Company (9)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (11)

10.4	Electronics For Imaging, Inc. 1999 Equity Incentive Plan as amended (12)

10.5	Amended and Restated 2000 Employee Stock Purchase Plan (13)

10.6	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (14)

10.7	Prographics, Inc. 1999 Stock Option Plan (15)

10.8	Printcafe Software, Inc. 2000 Stock Incentive Plan (15)

10.9	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (15)

10.10	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (15)

10.11	T/R Systems, Inc. 1999 Stock Option Plan (16)

10.12	Electronics For Imaging, Inc. 2004 Equity Incentive Plan (17)

10.13	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan (18)

10.14	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (19)

10.15	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (19)

10.16	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (19)

10.17	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan (20)

10.18	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (21)

10.19	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Grant Agreement (21)

10.20	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Grant Agreement (21)

10.21	Form of Indemnification Agreement (9)

10.22	Form of Indemnity Agreement (22)

10.23	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (23)

10.24+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (24)

10.25+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (25)

Exhibit No.	Description

10.26	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company (26)

10.27	Employment Agreement effective August 1, 2006, by and between Fred Rosenzweig and the Company (26)

10.28	Employment Agreement effective August 1, 2006, by and between John Ritchie and the Company (26)

10.29+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (27)

10.30	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Guy Gecht (28)

10.31	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Fred S. Rosenzweig (28)

10.32	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and John Ritchie (28)

10.33	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and James S. Greene (28)

10.34	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Dan Maydan (28)

10.35	Amendment of Stock Option Agreement, dated as of August 29, 2008, by and between the Company and Gill Cogan (28)

10.36	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 23, 2008 by and between the Company and Gilead Sciences, Inc., as amended (29)

10.37+	Master Confirmation dated February 18, 2009 between the Company and UBS, AG, London Branch (30)

10.38+	Supplemental Confirmation dated February 18, 2009 between the Company and UBS, AG, London Branch (30)

12.1	Computation of Ratios of Earnings to Fixed Charges

18	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has received confidential treatment with respect to portions of these documents

(1)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.
(2)	Filed as exhibit (d) (5) to the Company’s Schedule TO/A No. 3 on October 20, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(4)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 3, 2006 (File No. 000-18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(13)	Filed as Appendix A to the Company’s Proxy Statement filed on May 21, 2009 (File No. 000-18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(15)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(16)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.
(18)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 000-18805) and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on December 20, 2007 and incorporated herein by reference.
(20)	Filed as Appendix B to the Company’s Proxy Statement filed on May 21, 2009 (File No. 000-18805) and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 000-18805) and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-18805) and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 7, 2006 (File No. 000-18805) and incorporated herein by reference.

(27)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 5, 2008 (File No. 000-18805) and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-18805) and incorporated herein by reference.
(30)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 18805) and incorporated herein by reference.

(b) List of Exhibits

See Item 15 (a).

(c) Consolidated Financial Statement Schedule II for the years ended December 31, 2009, 2008 and 2007.

ELECTRONICS FOR IMAGING, INC.

Schedule II

Valuation and Qualifying Accounts (in thousands)

Description	Balance at beginning of period	Charged to revenue and expenses	Charged to/(from) other accounts		Deductions	Balance at end of period
Year Ended December 31, 2009
Allowance for doubtful accounts and sales-related allowances	$8,452	$7,703	$—		$(3,105)	$13,050
Year Ended December 31, 2008
Allowance for doubtful accounts and sales-related allowances	$8,153	$5,420	$88	(1)	$(5,209)	$8,452
Year Ended December 31, 2007
Allowance for doubtful accounts and sales-related allowances	$7,852	$6,168	$—		$(5,867)	$8,153

(1)	Adjustment due to acquired bad debt allowance: Pace—$88

SIGNATURES

Pursuant to the requirements of Sections 13 or 16(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

March 2, 2010	By:	/S/ GUY GECHT
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

Signature	Title	Date

/S/ GUY GECHT Guy Gecht	Chief Executive Officer, Director (Principal Executive Officer)	March 2, 2010

/S/ FRED ROSENZWEIG	President, Director	March 2, 2010
Fred Rosenzweig

/S/ JOHN RITCHIE John Ritchie	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2010

/S/ THOMAS GEORGENS	Director	March 2, 2010
Thomas Georgens

/S/ GILL COGAN	Director	March 2, 2010
Gill Cogan

/S/ DAN MAYDAN	Director	March 2, 2010
Dan Maydan

/S/ JAMES S. GREENE	Director	March 2, 2010
James S. Greene

/S/ RICHARD A. KASHNOW	Director	March 2, 2010
Richard A. Kashnov

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (1)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (2)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (3)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (4)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (5)

2.6+	Amended and Restated Equity Purchase Agreement dated October 31, 2006 among the Company, Electronics for Imaging, International, Jetrion, LLC and Flint Group North America Corporation (6)

3.1	Amended and Restated Certificate of Incorporation (7)

3.2	Amended and Restated By-Laws of Electronics For Imaging, Inc., (as amended August 12, 2009) (8)

4.2	Specimen Common Stock Certificate of the Company (9)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (10)

10.2	1990 Stock Plan of the Company (9)

10.3	Management Graphics, Inc. 1985 Nonqualified Stock Option Plan (11)

10.4	Electronics For Imaging, Inc. 1999 Equity Incentive Plan as amended (12)

10.5	Amended and Restated 2000 Employee Stock Purchase Plan (13)

10.6	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (14)

10.7	Prographics, Inc. 1999 Stock Option Plan (15)

10.8	Printcafe Software, Inc. 2000 Stock Incentive Plan (15)

10.9	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (15)

10.10	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (15)

10.11	T/R Systems, Inc. 1999 Stock Option Plan (16)

10.12	Electronics For Imaging, Inc. 2004 Equity Incentive Plan (17)

10.13	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan (18)

10.14	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (19)

10.15	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (19)

10.16	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (19)

1

Exhibit No.	Description

10.17	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan (20)

10.18	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (21)

10.19	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Grant Agreement (21)

10.20	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Grant Agreement (21)

10.21	Form of Indemnification Agreement (9)

10.22	Form of Indemnity Agreement (22)

10.23	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (23)

10.24+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (24)

10.25+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (25)

10.26	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company (26)

10.27	Employment Agreement effective August 1, 2006, by and between Fred Rosenzweig and the Company (26)

10.28	Employment Agreement effective August 1, 2006, by and between John Ritchie and the Company (26)

10.29+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (27)

10.30	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Guy Gecht (28)

10.31	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Fred S. Rosenzweig (28)

10.32	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and John Ritchie (28)

10.33	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and James S. Greene (28)

10.34	Amendment of Stock Option Agreement and Stock Option Repayment Agreement, dated as of August 29, 2008, by and between the Company and Dan Maydan (28)

10.35	Amendment of Stock Option Agreement, dated as of August 29, 2008, by and between the Company and Gill Cogan (28)

10.36	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 23, 2008 by and between the Company and Gilead Sciences, Inc., as amended (29)

10.37+	Master Confirmation dated February 18, 2009 between the Company and UBS, AG, London Branch (30)

2

Exhibit No.	Description

10.38+	Supplemental Confirmation dated February 18, 2009 between the Company and UBS, AG, London Branch (30)

12.1	Computation of Ratios of Earnings to Fixed Charges

18	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has received confidential treatment with respect to portions of these documents
(1)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.
(2)	Filed as exhibit (d) (5) to the Company’s Schedule TO/A No. 3 on October 20, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(4)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 3, 2006 (File No. 000-18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(13)	Filed as Appendix A to the Company’s Proxy Statement filed on May 21, 2009 (File No. 000-18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(15)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(16)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.

3

(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.
(18)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 000-18805) and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on December 20, 2007 and incorporated herein by reference.
(20)	Filed as Appendix B to the Company’s Proxy Statement filed on May 21, 2009 (File No. 000-18805) and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 000-18805) and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-18805) and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 7, 2006 (File No. 000-18805) and incorporated herein by reference.
(27)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 5, 2008 (File No. 000-18805) and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-18805) and incorporated herein by reference.
(30)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 18805) and incorporated herein by reference.

4