Form 10-Q
period 2010-03-31
ELECTRONICS FOR IMAGING INC
filed 2010-05-10
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of Common Stock outstanding as of April 28, 2010 was 45,278,250.

Electronics For Imaging, Inc.

INDEX

		Page No.
PART I – Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	33

PART II – Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Reserved	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

Signatures		36

Exhibit 3.1
Exhibit 3.2
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$109,509	$106,067
Short-term investments, available for sale	95,327	98,134
Accounts receivable, net of allowances of $11.5 and $13.1 million, respectively	71,708	80,168
Inventories	43,362	48,786
Other current assets	16,623	15,291

Total current assets	336,529	348,446
Property and equipment, net	26,919	28,229
Restricted investments	56,850	56,850
Goodwill	122,803	122,840
Intangible assets, net	51,433	54,449
Deferred tax assets	49,122	47,777
Other assets	2,541	2,590

Total assets	$646,197	$661,181

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,130	$35,929
Accrued and other liabilities	36,782	35,861
Deferred revenue	23,616	23,521
Income taxes payable	3,302	6,483

Total current liabilities	91,830	101,794
Non-current income taxes payable	38,091	36,961

Total liabilities	129,921	138,755

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 73,187 and 72,276 shares issued, respectively	732	723
Additional paid-in capital	675,731	668,723
Treasury stock, at cost, 27,916 and 27,788 shares, respectively	(487,139)	(485,618)
Accumulated other comprehensive income	2,078	2,346
Retained earnings	324,874	336,252

Total stockholders’ equity	516,276	522,426

Total liabilities and stockholders’ equity	$646,197	$661,181

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2010	2009
Revenue	$110,830	$96,145
Cost of revenue (1)	52,059	43,217

Gross Profit	58,771	52,928
Operating expenses:
Research and development (1)	26,128	29,309
Sales and marketing (1)	25,103	24,187
General and administrative (1)	9,977	9,035
Restructuring and other (Note 11)	2,012	6,428
Amortization of identified intangibles	2,928	6,941

Total operating expenses	66,148	75,900

Loss from operations	(7,377)	(22,972)

Interest and other income (expense), net:
Interest and other expense, net	(2,314)	(477)
Gain on sale of building and land	—	79,363

Total interest and other income (expense), net	(2,314)	78,886

Income (loss) before income taxes	(9,691)	55,914

Provision for income taxes	(1,687)	(29,200)

Net income (loss)	$(11,378)	$26,714

Net income (loss) per basic common share	$(0.25)	$0.52

Net income (loss) per diluted common share	$(0.25)	$0.52

Shares used in basic per-share calculation	44,699	51,458

Shares used in diluted per-share calculation	44,699	51,618

(1) Includes stock-based compensation expense as follows:

	2010	2009
Cost of revenue	$255	$251
Research and development	1,110	1,315
Sales and marketing	952	691
General and administrative	1,644	1,243

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$(11,378)	$26,714
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	5,299	9,651
Deferred taxes	(1,421)	(1,112)
Provision for allowance for bad debts and sales-related allowances	(622)	1,221
Excess tax benefit from stock-based compensation	(334)	—
Gain on sale of building and land	—	(79,363)
Provision for inventory obsolescence	703	1,075
Stock-based compensation	3,961	3,500
Asset impairment	389	2,882
Other non-cash charges and credits	(272)	457
Changes in operating assets and liabilities	3,672	27,757

Net cash used for operating activities	(3)	(7,218)

Cash flows from investing activities:
Purchases of short-term investments	(38,165)	(93,994)
Proceeds from sales and maturities of short-term investments	41,062	13,694
Purchases of property and equipment	(663)	(2,385)
Proceeds from sale of building and land, net of direct transaction costs	—	135,069
Purchases of other investments	—	(717)

Net cash provided by investing activities	2,234	51,667

Cash flows from financing activities:
Proceeds from issuance of common stock	3,057	3,114
Purchases of treasury stock and net settlement of restricted stock, including transaction costs	(2,137)	(30,257)
Excess tax benefit from stock-based compensation	334	—

Net cash provided by (used for) financing activities	1,254	(27,143)

Effect of foreign exchange rate changes on cash and cash equivalents	(43)	(65)

Increase in cash and cash equivalents	3,442	17,241
Cash and cash equivalents at beginning of year	106,067	132,152

Cash and cash equivalents at end of quarter	$109,509	$149,393

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (“Interim Condensed Financial Statements”) include the accounts of Electronics For Imaging, Inc. and its subsidiaries (“EFI” or “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

These unaudited Interim Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies, consistent in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. These Interim Condensed Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K. In the opinion of management, these unaudited Interim Condensed Financial Statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair presentation of our financial position, operating results, and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year.

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

In April 2009, the FASB issued three related staff positions, which modify ASC 820, Fair Value Measurements and Disclosures, by providing additional application guidance and enhancing disclosures regarding fair value measurements and impairments of securities.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 rollforward. The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU is effective in the first quarter of 2010, except for the gross presentation of the Level 3 rollforward, which is not effective until the first quarter of 2011. Accordingly, the appropriate disclosures have been included in the accompanying financial statements.

In June 2009, the FASB amended the Variable Interest Entities (“VIE”) sub-section of ASC 810, Consolidation, effective January 2010. ASC 810 changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate the VIE. ASC 810 requires formal assessment at each reporting period regarding which party within the VIE is considered the primary beneficiary and also requires a number of new disclosures related to VIE’s. A qualitative approach is required for identifying the primary beneficiary of a VIE based on the power to direct activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or right to receive benefits that could be significant to us. The adoption of ASC 810 did not have a material impact on our financial condition or results of operations.

In September 2009, the FASB ratified Emerging Issues Task Force (“EITF”) consensuses reflected in ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASC 605), and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (ASC 985). These consensuses shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 with earlier application permitted. ASU 2009-13 eliminates the residual method of allocation in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor-specific objective evidence (“VSOE”), if it exists. Otherwise, third party evidence of selling price (“TPE”) shall be used. If neither VSOE nor TPE exists for a deliverable, then the best estimate of the selling price for that deliverable shall be used when applying the relative selling price method. ASU 2009-14 determined that tangible products containing software and non-software components that function together to deliver the product’s essential functionality are not required to follow the software revenue recognition guidance in ASC 985, Software Revenue Recognition, as long as the hardware components of the tangible product substantively contribute to its functionality. In addition, hardware components of a tangible product containing software components shall always be excluded from the guidance in ASC 985. We are currently evaluating the impact of these consensuses on our financial condition and results of operations.

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

The following table summarizes stock-based compensation expense related to stock options, employee stock purchases under our employee stock purchase plan, as amended (“ESPP”), restricted stock units, and restricted stock awards under ASC 718 for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
Stock-based compensation expense by type of award	2010	2009
Employee stock options	$559	$661
Non-vested restricted stock awards and restricted stock units	2,924	1,633
Employee stock purchase plan	478	1,206

Total stock-based compensation	3,961	3,500
Tax effect on stock-based compensation	(717)	(180)

Net effect on net income (loss)	$3,244	$3,320

Valuation Assumptions

We use the Black-Scholes-Merton option pricing model (“BSM”) to value stock-based compensation for all equity awards, except market-based awards. Market-based awards are valued using a Monte Carlo valuation model.

Our determination of the fair value of stock-based payment awards on the date of grant using BSM is affected by various assumptions including volatility, expected term, and interest rates. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term is based upon management’s consideration of the historical life of the options, the vesting period of the options granted, and the contractual period of the options granted. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

The estimated per share weighted average fair value of options granted and ESPP shares issued and the assumptions used to estimate fair value are shown below for the periods indicated:

	Stock Options Three months ended March 31,		Employee Stock Purchase Plan Three months ended March 31,
BSM assumptions and fair value	2010	2009	2010	2009
Weighted average fair value per share	$4.46	$3.19	$4.29	$3.93
Expected volatility	45.61%	42.20%	32%-66%	51%-66%
Risk-free interest rate	1.90%	1.45%	0.2%-1.2%	0.4%-0.9%
Expected term (in years)	4.00	4.12	0.5-2.0	0.5-2.0

A summary of stock options outstanding and exercisable as of March 31, 2010 and activity for the three months ended March 31, 2010 is presented below (in thousands except for weighted average exercise price and contractual term):

	Three months ended March 31, 2010
	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2010	2,824	$15.90
Options granted	180	11.94
Options forfeited and expired	(107)	27.49

Options granted, net of forfeited and expired	73
Options exercised	(15)	9.31

Options outstanding at March 31, 2010	2,882	$15.26	4.22	$757

Options vested and expected to vest at March 31, 2010	2,663	$15.56	4.05	$608

Options exercisable at March 31, 2010	1,585	$17.66	2.72	$8

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at March 31, 2010.

A summary of the status of our non-vested shares of restricted stock units and restricted stock awards as of March 31, 2010 and changes during the three months ended March 31, 2010, is presented below (shares in thousands):

	Three months ended March 31, 2010
	Restricted stock units		Restricted stock awards
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2010	2,707	$13.36	112	$27.18
Restricted stock granted	462	$12.19	—	—
Restricted stock vested	(510)	$14.11	—	—
Restricted stock forfeited	(49)	$12.94	—	—

Non-vested at March 31, 2010	2,610	$13.09	112	$27.18

The total fair value of restricted stock vested was $7.2 million for the three months ended March 31, 2010. The aggregate intrinsic value at March 31, 2010 for restricted stock units expected to vest was $26.6 million and the remaining weighted average vesting period was 1.2 years. Aggregate intrinsic value for restricted stock units expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of restricted stock units expected to vest at March 31, 2010.

Performance-based Stock Options and Restricted Stock Units

Restricted stock units granted during the three months ended March 31, 2010 include 384,875 performance-based restricted stock units, which vest when specified performance criteria are met based on 2010 revenue targets and non-GAAP operating income targets; otherwise, they are deemed forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, as adjusted to remove the impact of certain recurring and non-recurring expenses, and the tax effects of these adjustments. The grant date fair value is estimated to be $4.7 million, which is being amortized over their service periods of 1.0 year. Achievement of these performance criteria is deemed to be probable. Accordingly, stock-based compensation expense has been recognized.

Restricted stock units and stock options granted during the year ended December 31, 2009 include 98,000 market-based restricted stock units and 294,076 market-based stock options. These awards vest when our average closing stock price exceeds defined multiples of the June 18, 2009 or August 28, 2009 closing stock prices for 20 consecutive trading days. If these multiples are not achieved by June 18, 2016 or August 28, 2016, the awards are deemed forfeited. The grant date fair value is estimated to be $0.9 million for the restricted stock units and $1.7 million for the stock options, which are being amortized over their average derived service periods of 4.35 and 4.88 years, respectively. The average derived service period and total fair value was determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and 3.1%, respectively, and an implied volatility of 50%.

Also granted during the year ended December 31, 2009 were 32,674 performance-based stock options. These performance-based stock options vest when our annual non-GAAP return on equity exceeds defined multiples of the 2008 non-GAAP return on equity. For this purpose, non-GAAP return on equity is defined as non-GAAP net income divided by stockholders’ equity. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain recurring and non-recurring expenses, and the tax effects of these adjustments. If these multiples are not achieved by August 28, 2016, the stock options are deemed forfeited. The grant date fair value is estimated to be $0.1 million, which is being amortized over their average derived service periods of 3.71 years, respectively. The performance-based stock options were valued using the BSM valuation model.

On August 31, 2009, we commenced a fair value stock option exchange to allow employees, other than our named executive officers and members of our Board of Directors, the opportunity to exchange all or a portion of their eligible outstanding stock options for a smaller number of restricted stock units (“RSUs”) based on exchange ratios intended to result in the fair value of the newly issued RSUs being equal to the fair value of the stock options that were surrendered or, in certain circumstances, for cash. Stock options that were “underwater” (i.e., those options with a per share exercise price that was greater than the per share closing price of our common stock as quoted on the NASDAQ Global Select Market as of the trading day immediately preceding August 31, the date the option exchange commenced, or $10.77 per share), excluding options granted six months prior to the commencement of the exchange or options expiring within six months after the completion of the exchange, were eligible for exchange.

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

3. Comprehensive Income

Other comprehensive income (loss), which includes net income (loss), market valuation adjustments on available for sale investments, net of tax, currency translation adjustments, and net deferral of losses on derivative instruments, consists of the following (in thousands):

	Three months ended March 31,
	2010	2009
Net income (loss)	$(11,378)	$26,714
Change in market valuation of investments, net of tax	(107)	285
Change in currency translation adjustments	(146)	(724)
Other	(15)	—

Comprehensive income (loss)	$(11,646)	$26,275

The activity in accumulated other comprehensive income and related tax effects are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Net unrealized investment gains (losses):
Unrealized holding gains, net of tax provision of ($0.1) million in 2010 and ($0.2) million in 2009	$95	$308
Reclassification adjustment for losses included in net income (loss), net of tax benefit of $0.1 million in 2010 and $0 in 2009	(217)	(23)

Net unrealized investment gains (losses)	(122)	285
Currency translation adjustments	(146)	(724)

Other comprehensive loss	$(268)	$(439)

The components of accumulated other comprehensive income was (in thousands):

	March 31, 2010	December 31, 2009
Net unrealized investment gains	$227	$334
Currency translation gains	1,855	2,001
Other	(4)	11

Accumulated other comprehensive income	$2,078	$2,346

4. Investments and Fair Value Measurements

Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses (other than the credit portion of any other-than-temporary impairment, which is included in net income (loss)) included in accumulated other comprehensive income, net of tax. We review investments in debt and equity securities for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that the investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that gross unrealized losses on short-term investments at March 31, 2010 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not occur until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

The following tables summarize our available-for-sale securities (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2010
U.S. Government securities and sponsored entities	$19,925	$18	$(13)	$19,930
Corporate debt securities	61,814	247	(47)	$62,014
Mortgage-backed securities — residential	13,209	188	(14)	$13,383

Total short-term investments	$94,948	$453	$(74)	$95,327

December 31, 2009
U.S. Government securities and sponsored entities	$17,717	$8	$(18)	$17,706
Foreign Government securities	3,400	—	—	3,400
Corporate debt securities	61,466	444	(28)	61,882
Mortgage-backed securities — residential	14,030	184	(30)	14,184
Money market funds(1)	962	—	—	962

Total short-term investments	$97,575	$636	$(76)	$98,134

(1)

Money market funds of $1.0 million, net of reserves, at December 31, 2009 represented funds in The Reserve Primary Fund (“Fund”) reclassified from cash and cash equivalents as the Fund had adopted a plan of liquidation. As a result, the Fund’s shares were not tradable at December 31, 2009. Our interest in the Fund was $14.8 million prior to their adoption of the liquidation plan. As of March 31, 2010, we have received $14.6 million in partial liquidation of our interest in the Fund, net of reserves, which has been invested in alternative money market funds, all of which are highly liquid and currently tradable at $1.00 Net Asset Value. Consequently, we have no remaining exposure relative to the Fund.

The following tables present the aging of fixed income investments with gross unrealized losses (in thousands):

	12 Months or Less		More than 12 Months		TOTAL
March 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government securities and sponsored entities	$5,869	$(13)	$—	$—	$5,869	$(13)
Corporate debt securities	20,866	(47)	—	—	$20,866	$(47)
Mortgage-backed securities — residential	3,256	(14)	—	—	$3,256	$(14)

Total	$29,991	$(74)	$—	$—	$29,991	$(74)

	12 Months or Less		More than 12 Months		TOTAL
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government securities and sponsored entities	$6,840	$(18)	$—	$—	$6,840	$(18)
Corporate debt securities	5,323	(28)	—	—	5,323	(28)
Mortgage-backed securities — residential	3,070	(30)	—	—	3,070	(30)

	$15,233	$(76)	$—	$—	$15,233	$(76)

For fixed income securities that have unrealized losses as of March 31, 2010, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, we have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of March 31, 2010 were temporary in nature.

Amortized cost and estimated fair value of investments at March 31, 2010 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$42,708	$42,876
Mature in one to three years	52,240	52,451

Total short-term investments	$94,948	$95,327

For the three months ended March 31, 2010 and 2009, net realized gains of $0.3 and $0 million, respectively, from sale of investments were recognized in interest and other income (expense), net. As of March 31, 2010 and December 31, 2009, net unrealized gains of $0.4 and $0.6 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets.

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

We use the market approach to value all fixed income securities using prices and other relevant information generated by market transactions involving identical or comparable assets. The fair value of our investments in certain money market funds is expected to maintain a Net Asset Value of $1 per share and as such is priced at the expected market price. The fair value of our fixed income securities are obtained using readily-available market prices from a variety of industry standard data providers, large financial institutions, and other third-party sources for the identical underlying securities.

At March 31, 2010, our investments have been presented in accordance with the fair value hierarchy specified in ASC 820 as follows (in thousands):

		Fair Value Measurements at Reporting Date using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs Level 3
U.S. Government securities and sponsored entities	$19,930	$7,103	$12,827	$—
Corporate debt securities	65,864	—	65,792	72
Mortgage-backed securities — residential	13,383	—	13,383	—
Money market funds	71,575	71,575	—	—

	$170,752	$78,678	$92,002	$72

	December 31, 2009
U.S. Government securities and sponsored entities	$17,706	$3,700	$14,006	$—
Foreign Government securities	3,400	—	3,400	—
Corporate debt securities	61,882	—	61,800	82
Mortgage-backed securities — residential	14,184	—	14,184	—
Money market funds	68,446	67,484	—	$962

	$165,618	$71,184	$93,390	$1,044

Included in money market funds is $71.6 and $67.5 million and included in corporate debt securities is $3.9 million and $0 at March 31, 2010 and December 31, 2009, respectively, which have been classified as cash equivalents.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, or alternative pricing sources with reasonable levels of price transparency. Investments in overnight money market mutual funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets or because the investments are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the three months ended March 31, 2010 and 2009.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs which are directly or indirectly observable.

At March 31, 2010 and December 31, 2009, one corporate debt instrument has been classified as Level 3 due to its significantly low level of trading activity. The portion of money market funds, which had been classified as Level 3 at December 31, 2009, consisted of funds placed in the Fund of $1.0 million, which were repaid after year-end.

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009 (in thousands):

	Level 3
	2010		2009
	Corporate Debt Securities	Money Market Funds	Corporate Debt Securities	Money Market Funds
Balance at December 31,	$82	$962	$199	$2,900
Reclassificaton from Level 2 to Level 3			—	—
Included in other income (loss), net	(7)	33	(54)	—
Included in other comprehensive income	(1)		(4)	—
Purchases, sales, and maturities	(2)	(995)	(8)	(983)

Balance at March 31,	$72	$—	$133	$1,917

Impairment charges for the three months ended March 31 in other income (expense), net attributable to assets still held as of March 31	$—	$—	$—	$—

Investments that we currently own could suffer declines in fair value and become other-than-temporarily impaired. We continuously assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost basis, the seniority and durations of the securities, adverse conditions related to a security, industry, or sector, historical and projected issuer financial performance, credit ratings, issuer specific news, and other available relevant information. Based on this analysis, we identified one security that was other than temporarily impaired at December 31, 2008. As a result of our adoption of ASC 320-10-65-1 effective in the second quarter of 2009, we recorded a cumulative effect adjustment of $0.1 million, to reduce the cost of the previously identified security and retained earnings. As of December 31, 2009, two Level 2 securities were identified as being other-than-temporarily impaired, resulting in an impairment loss of $0.2 million, which was recognized in other income (expense), net. There were no further other than temporary impairments or credit related impairments during the three months ended March 31, 2010.

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

The following table presents the change in accumulated other-than-temporary credit-related impairments charged to retained earnings and other income (expense), net:

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income (Expense), Net	TOTAL
Accumulated Impairments, net attributable to assets still held at March 31, 2010, as of January 1, 2009	$—	$640	$640
Impairments recognized in other income (expense), net	—	217	217
Cumulative effect adjustment upon adoption of ASC 320-10-65-1 as of April 1, 2009	58	—	58

Accumulated Impairments, net attributable to assets still held at March 31, 2010, as of December 31, 2009	$58	$857	$915
Impairments recognized in other income (expense), net	—	—	—

Accumulated Impairments, net attributable to assets still held at March 31, 2010	$58	$857	$915

No other-than-temporary impairments have been recognized related to other factors.

Effective January 1, 2009, we adopted the provisions of ASC 820 regarding nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption did not materially impact our financial position or results of operations.

We utilize the income approach to measure fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and therefore are classified as Level 2. The fair value of our derivative assets and liabilities having notional amounts of $1.6 and $1.4 million at March 31, 2010 and December 31, 2009, respectively, was not material.

5. Earnings Per Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding non-vested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from non-vested shares of restricted stock using the treasury stock method, from shares to be purchased under the ESPP having a dilutive effect, and from estimated contingent shares of common stock having a dilutive effect as of March 26, 2009 with respect to our accelerated stock repurchase agreement (“ASR”) using the reverse treasury stock method. Any potential shares that are anti-dilutive as defined in ASC 260, Earnings per Share, are excluded from the effect of dilutive securities.

Under the ASR, we could receive shares equal to the difference between the minimum number of shares previously delivered and the number of shares reflecting the Volume Weighted Average Price, as defined in the ASR agreement. This potential impact was anti-dilutive at March 31, 2009. It was subsequently settled during the quarter ending September 30, 2009.

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 (in thousands, except for per share amounts):

	Three months ended March 31,
	2010	2009
Basic net income (loss) per share:
Net income (loss) available to common shareholders	$(11,378)	$26,714

Weighted average common shares outstanding	44,699	51,458
Basic net income (loss) per share	$(0.25)	$0.52

Dilutive net income (loss) per share:
Net income (loss) available to common shareholders	$(11,378)	$26,714

Weighted average common shares outstanding	44,699	51,458
Dilutive stock options and non-vested restricted stock	—	160

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	44,699	51,618

Dilutive net income (loss) income per share	$(0.25)	$0.52

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the periods presented (in thousands):

	Three months ended March 31,
	2010	2009
Stock options, non-vested restricted stock, and ESPP shares	5,328	5,741
Estimated contingent ASR shares	—	(21)

Total potential shares of common stock excluded from the computation of diluted earnings per share	5,328	5,720

Effective for interim and annual periods beginning after December 15, 2008, ASC 260-10-45 to 65, Earnings per Share, requires use of the two-class method to calculate earnings per share when non-vested restricted stock awards are eligible to receive dividends (i.e., participating securities), even if we do not intend to declare dividends. The two-class method is not applicable to the three months ended March 31, 2010 because a net loss was incurred. Non-vested restricted stockholders do not “participate” in net losses. Although our non-vested restricted stock awards are eligible to receive dividends, they are not material as compared with total weighted average diluted shares outstanding. Consequently, the impact on our earnings per share presentation in applying the two-class method as of March 31, 2009 is not material.

6. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Inventories, net of allowances:
Raw materials	$20,136	$26,238
Work in process	4,465	3,070
Finished goods	18,761	19,478

	$43,362	$48,786

Product warranty reserves

Product warranty reserve activities for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009
Balance at January 1,	$6,838	$6,791
Provision for warranty	3,415	2,282
Settlements	(2,908)	(2,198)

Balance at March 31,	$7,345	$6,875

7. Income taxes

For the first quarter of 2010, we recorded a tax provision of $1.7 million compared to $29.2 million for the same period in 2009. The tax provision for the first quarter of 2010 included charges of $2.7 million related to tax shortfalls recorded pursuant to ASC 718-740, Stock Compensation – Income Taxes, and $0.2 million related to potential interest related to future tax assessments. The tax provision for the first quarter of 2010 also included credits of $0.7 million related to restructuring and severance costs, $0.2 million related to asset impairment charges, and $0.2 million related to tax deductions resulting from ESPP dispositions. The tax provision for the first quarter of 2009 included charges of $32.0 million related to the gain on sale of building and land and $2.9 million related to tax shortfalls recorded pursuant to ASC 718-740. The first quarter 2009 tax provision also included credits of $1.4 million related to restructuring and severance costs, $1.1 million related to asset impairment charges, and $0.3 million related to our reassessment of interest payments related to the 2002-2004 IRS examination. Without the discrete charges and benefits described above, the decreased tax benefit in 2010 is due primarily to the expiration of the federal research and development credit and a decrease in the loss before income taxes.

Primary differences in 2010 and 2009 between our recorded tax provision rate and the U.S. statutory rate of 35% for both periods include tax benefits associated with credits for research and development costs for 2009 and the tax effects of charges related to stock-based compensation recorded pursuant to ASC 718-740, which are non-deductible for tax purposes.

As of March 31, 2010 and December 31, 2009, the total amount of unrecognized tax benefits was $38.1 and $37.0 million, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31, 2010 and December 31, 2009 we have accrued $3.0 and $2.7 million, respectively, for potential payments of interest and penalties.

As of March 31, 2010 and December 31, 2009, we were subject to examination by both the U.S. federal and state tax jurisdictions for the 2005-2009 tax years and the Netherlands for 2008-2009 tax years.

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

As of March 31, 2010, we were subject to various claims, lawsuits, investigations, or proceedings that arose in the ordinary course of business.

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

By a decision dated November 27, 2009, the Manheim court entirely dismissed Durst’s infringement actions against EFI. Durst has appealed the decision and the appeal is currently pending at the court of appeal of Karlsruhe, Germany.

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

Advanced Professional Print Software (“APPS”), which consists of print software solutions that enhance printing workflow and make printing operations more powerful, productive, and easier to manage from one centralized user interface. The APPS operating segment includes our web-based order entry, order management, print management information system (“PMIS”), and proofing software. Our enterprise resource planning and collaborative supply chain software print management solutions are designed to enable printers and print buyers to improve productivity and customer service while reducing costs.

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

Summary gross profit information, excluding stock-based compensation expense, for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Fiery
Revenue	$52,987	$49,105
Gross profit	35,051	33,654
Gross profit percentages	66.2%	68.5%
Inkjet
Revenue	$43,839	$32,100
Gross profit	14,200	9,347
Gross profit percentages	32.4%	29.1%
Professional printing applications
Revenue	$14,004	$14,940
Gross profit	9,775	10,178
Gross profit percentages	69.8%	68.1%

A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

Segment gross profit	$59,026	$53,179
Stock-based compensation expense	(255)	(251)

Gross profit	$58,771	$52,928

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

	Fiery	Inkjet	APPS
March 31, 2010
Goodwill	$53,249	$36,508	$33,046
Identified intangible assets, net	—	41,129	10,304
Tangible assets, net of liabilities	43,065	77,047	1,637

Net tangible and intangible assets	$96,314	$154,684	$44,987

December 31, 2009
Goodwill	$53,249	$36,508	$33,083
Identified intangible assets, net	—	43,442	11,007
Tangible assets, net of liabilities	43,333	82,331	1,865

Net tangible and intangible assets	$96,582	$162,281	$45,955

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

The following is a breakdown of revenues by sales origin for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Americas	$62,622	$56,463
Europe, Middle East, and Africa	31,408	27,967
Japan	13,094	9,692
Other International Locations	3,706	2,023

Total Revenue	$110,830	$96,145

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge economic exposures as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, be recorded as assets or liabilities in our consolidated balance sheet. As permitted, foreign exchange contracts with a notional amount of $1.6 million and a net asset/liability fair value that is immaterial have been designated for hedge accounting treatment. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our primary exposures are related to non-U.S. dollar-denominated sales in Europe and Japan and operating expenses in Europe, India, and Japan. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees. As of March 31, 2010, we had not entered into any hedges against any other currency exposures, but as these exposures grow we may consider hedging against currency movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure.

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

Our foreign currency derivative contracts have been designated as cash flow hedges of our Indian rupee operating expense exposure. The changes in fair value of these contracts are reported as a component of accumulated other comprehensive income and re-classified to operating expenses in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the consolidated statement of operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. As of March 31, 2010, the net asset/liability fair value of these contracts was immaterial.

11. Restructuring and Other

We recorded restructuring and other charges of $2.0 and $6.4 million for the three months ended March 31, 2010 and 2009, respectively, primarily consisting of restructuring, severance, and asset impairment. Restructuring and severance costs of $1.6 and $3.6 million related to head count reductions of 64 and 97 for the three months ended March 31, 2010 and 2009, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Asset impairment of $0.4 and $2.9 million for the three months ended March 31, 2010 and 2009, respectively, primarily related to equipment made redundant as a result of abandoned projects in the Inkjet operating segment.

In recent quarters, we announced restructuring plans to better align our costs with revenue levels due to the current economic environment. These reductions are one of many cost reduction actions that we have taken to lower our quarterly operating expense run rate. The restructuring plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 820, Fair Value Measurements and Disclosures, which became effective with respect to restructuring-related liabilities initially in the first quarter of 2009.

Restructuring and other reserve activities for the three months ended March 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Reserve balance at January 1,	$2,796	$3,847
Restructuring charges	837	3,102
Other charges	1,175	3,326
Non-cash asset impairment	(385)	(2,882)
Cash payments	(1,212)	(2,007)

Reserve balance at March 31,	$3,211	$5,386

12. Common Stock Repurchase Programs

In February 2009, our Board of Directors authorized a repurchase of $100 million of outstanding common stock, including a $30 million ASR, by utilizing a portion of the proceeds from the January 2009 sale of building and land. The purpose of the ASR was to combine the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of a disciplined daily open market stock repurchase program.

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

Employees surrendered 128 and 24 thousand shares for an aggregate purchase price of $1.5 and $0.2 million to satisfy tax withholding obligations that arose on the vesting of restricted stock units for the three months ended March 31, 2010 and 2009, respectively. These repurchased shares are recorded as treasury stock and are accounted for under the cost method. None of the shares of common stock that we have repurchased have been cancelled. Our buyback program is limited by SEC regulations and by compliance with our insider trading policy.

13. Sale of Building and Land

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.5 million to Gilead Sciences, Inc. (“Gilead”). The property sold included an approximately 163,000 square foot building at 301 Velocity Way as well as approximately 30 acres of land. Gain was not recognized with respect to $0.9 million representing the portion of the sales proceeds that remained in escrow at March 31, 2009 pending the outcome of certain requirements mutually agreed upon at closing. A gain of $0.7 million was recognized during the second quarter of 2009 when that amount was released from escrow. Direct transaction costs consist primarily of broker commissions, documentary transfer and title costs, legal fees, and other expenses. The cost of the land, building, and improvements accounted for as Assets Held for Sale at December 31, 2008 were included in the determination of the gain on sale of building and land for the three months ended March 31, 2009 as follows (in millions):

Sales proceeds, net of escrow holdback, recognized during the three months ended March 31, 2009	$136.6
Assets held for sale at December 31, 2008	55.4
Direct transaction costs	1.9

Gain on sale of building and land	$79.4

14. Subsequent Events

On April 29, 2010, we entered into an agreement to acquire privately held Golflane Limited, a UK private limited company, the parent holding company of Radius Solutions Incorporated (“Radius”) for approximately $14.4 million in cash, plus an additional future cash earn out contingent on achieving certain performance targets. Radius is a print management software company that provides PMIS solutions for the packaging industry. The transaction is subject to various closing conditions.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events or changes in factors or assumptions affecting such forward-looking statements.

Business Overview

We are a world leader in customer-focused digital printing innovation, including color digital print controllers, super-wide and wide format printers and inks, and print management solutions. Our award-winning solutions, integrated from creation to print, deliver increased performance, cost savings, and productivity. Our robust product portfolio includes Fiery digital color print servers (“Fiery”), Inkjet products (“Inkjet”) including VUTEk super-wide digital inkjet printers, Jetrion industrial inkjet printing systems, Rastek wide format digital inkjet printers, and inks for each of these product lines, and Advanced Professional Print Software (“APPS”) consisting of print production workflow and management information software, and corporate printing solutions. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Results of Operations

The following table sets forth items in our condensed consolidated statements of operations as a percentage of total revenue for the three months ended March 31, 2010 and 2009. These operating results are not necessarily indicative of our results for any future period.

	Three months ended March 31,
	2010	2009
Revenue	100%	100%
Gross Profit	53	55
Operating expenses:
Research and development	24	30
Sales and marketing	23	25
General and administrative	9	9
Restructuring and other	2	7
Amortization of identified intangibles	2	8

Total operating expenses	60	79

Loss from operations	(7)	(24)

Interest and other expense, net	(2)	(1)
Gain on sale of building and land	—	83

Income (loss) before income taxes	(9)	58
Provision for income taxes	(1)	(30)

Net income (loss)	(10)%	28%

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

•	The third segment, “APPS,” consists of software technology focused on printing workflow, PMIS, proofing, e-commerce, and job tracking tools.

On a sequential basis, the revenue performance in the first quarter of 2010 was $3.2 million, or 3%, lower than fourth quarter 2009 results, primarily due to decreased Inkjet revenues. Super-wide format printer sales were down sequentially from higher sales levels in the preceding quarter, which had resulted from new product launches, partially offset by increased sales of new industrial inkjet printers in the current quarter.

Revenues by Operating Segment

Our revenues by operating segment for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three months ended March 31,
		Percent		Percent	Change
	2010	of total	2009	of total	$	%
Fiery	$52,987	48%	$49,105	51%	$3,882	8%
Inkjet	43,839	40	32,100	33	11,739	37
APPS	14,004	12	14,940	16	(936)	(6)

Total revenue	$110,830	100%	$96,145	100%	$14,685	15%

Fiery Revenues

Fiery revenues increased 8% in the first quarter of 2010 compared to the same period in 2009 resulting from increased sales of external print servers and embedded servers, partially offset by decreased non-recurring engineering revenues.

Inkjet Revenues

Inkjet revenues increased by 37% in the first quarter of 2010 compared to the same period in 2009 due to increased sales of super-wide format, wide format, and industrial inkjet printers partially due to the improving economy, bolstered by the release of new products in the second half of 2009. Printer, ink, and service revenues increased significantly compared to the same period in 2009.

APPS Revenues

APPS revenues decreased by 6% compared to the first quarter of 2009 primarily due to decreased Pace software revenues. We acquired Pace during the third quarter of 2008. Pace revenues were higher during the first quarter of 2009 as a result of increased demand that was satisfied post-acquisition.

The APPS operating segment includes our management systems software, including Monarch (formerly Hagen), Pace, PSI, Logic, PrintSmith and PrintFlow; our web-based order entry and order management software; and our color proofing software. We sell PrintSmith to small print-for-pay and small commercial print shops, Pace to medium and large commercial print shops, and Monarch to large commercial, publication, and digital print shops.

Revenues by Geographic Area

Our revenues by geographic area for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three months ended March 31,
		Percent		Percent	Change
	2010	of total	2009	of total	$	%
Americas	$62,622	57%	$56,463	59%	$6,159	11%
EMEA	31,408	28	27,967	29	3,441	12
Japan	13,094	12	9,692	10	3,402	35
Other international locations	3,706	3	2,023	2	1,683	83

Total revenue	$110,830	100%	$96,145	100%	$14,685	15%

Americas revenues increased 11% for the three months ended March 31, 2010 compared to the same period in 2009, primarily due to increased Fiery and Inkjet revenues. The improving economy has led to increased sales of Fiery servers, partially offset by decreased Fiery non-recurring engineering revenues, and increased Inkjet sales of super-wide format, wide format, and industrial inkjet printers partially due to the improving economy, bolstered by the release of new products in the second half of 2009. Printer, ink, and service revenues increased significantly compared to the same period in 2009. Increased Fiery and Inkjet revenues were partially offset by decreased APPS revenues in the first quarter of 2009 compared to the same period in the prior year.

Europe, Middle East, and Africa (“EMEA”) revenues increased 12% for the three months ended March 31, 2010 compared to the same period in 2009, primarily due to increased Inkjet sales of super-wide format, wide format, and industrial inkjet printers partially due to the improving economy, bolstered by the release of new products in the second half of 2009. Printer, ink, and service revenues increased significantly compared to the same period in 2009. Increased Inkjet revenues were partially offset by decreased Fiery revenues in EMEA. APPS revenues were comparable to the same period in the prior year.

Japan revenues increased 35% for the three months ended March 31, 2010 compared to the same period in 2009, as a result of improved external print server and embedded server sales. Super-wide format printer revenues also increased during the quarter compared to the same period in the prior year.

Other international location revenues increased 83% for the three months ended March 31, 2010 compared to the same period in 2009, primarily due to super-wide format and industrial inkjet printer sales.

Fiery revenues in the first quarter of 2010 represented 42%, 44%, 90%, and 30% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 42%, 54%, 94%, and 50% in the same quarter of 2009.

Inkjet revenues in the first quarter of 2010 represented 40%, 50%, 9%, and 57% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 36%, 39%, 5%, and 36% in the same quarter of 2009.

APPS revenues in the first quarter of 2010 represented 18%, 6%, 1%, and 13% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 22%, 7%, 1%, and 14% in the same quarter of 2009.

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

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the three months ended March 31, 2010, three customers – Canon, Ricoh, and Xerox – each provided more than 10% of our revenue individually and approximately 39% of revenue in the aggregate. For the three months ended March 31, 2009, three customers – Canon, Konica Minolta, and Xerox – each provided more than 10% of our revenue individually and approximately 35% of revenue in the aggregate.

The increasing reliance on revenues from our major OEM partners is attributable to the increase in the Fiery operating segment where most revenue is generated from OEM customers. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations with most of our OEMs to purchase our products at all, or in significant amounts. Such reductions have occurred in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenues from Inkjet and APPS, the percentage of our revenue that comes from individual OEMs will decrease.

We intend to continue to develop new products and technologies for each of our product lines including new generations of Fiery products, super-wide and wide format printers, and other new product lines, and to distribute those new products to or through current and new OEM customers, distribution partners, and end-users in 2010 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

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

Gross Profit

Gross profits by operating segment, excluding stock-based compensation, for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31, 2010
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$52,987	$43,839	$14,004	$—	$110,830
Cost of revenue	17,936	29,639	4,229	255	$52,059

Gross profit	$35,051	$14,200	$9,775	$(255)	$58,771

Gross profit percentages	66.2%	32.4%	69.8%		53.0%

	Three Months Ended March 31, 2009
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$49,105	$32,100	$14,940	$—	$96,145
Cost of revenue	15,451	22,753	4,762	251	$43,217

Gross profit	$33,654	$9,347	$10,178	$(251)	$52,928

Gross profit percentages	68.5%	29.1%	68.1%		55.1%

For the three months ended March 31, 2010 our gross profit was 53.0% compared to 55.1% for the same period in 2009. The decrease in the overall gross profit percentage was primarily due to a mix shift toward our lower gross profit Inkjet product lines and, to a lesser extent, lower Fiery gross profit percentages. The Inkjet gross profit percentage has increased as a result of fixed manufacturing costs being spread over higher Inkjet revenue. Nevertheless, Inkjet gross profit percentages are significantly less than Fiery and APPS gross profit percentages. Consequently, the consolidated gross profit percentage was lower during the three months ended March 31, 2010 due to the increase in Inkjet revenues.

For the three months ended March 31, 2010, the Fiery gross profit percentage was 66.2% compared to 68.5% for the same period in 2009. The Fiery gross profit percentage decreased from the same quarter in 2009 despite increased revenue levels primarily due to a shift in product mix within the Fiery operating segment.

For the three months ended March 31, 2010, the Inkjet gross profit percentage was 32.4% compared to 29.1% for the same period in 2009. The Inkjet gross profit percentage has increased as a result of fixed manufacturing costs being spread over higher Inkjet revenue and higher selling prices for new products launched in the second half of 2009.

For the three months ended March 31, 2010, the APPS gross profit percentage was 69.8% compared to 68.1% for the same period in 2009. The APPS gross profit percentage improved from the same quarter in 2009 primarily due to product mix.

If our product mix changes significantly, our gross profits will fluctuate. In addition, gross profits can be impacted by a variety of other factors. These factors include market prices achieved on our current and future products, availability and pricing of key components (including DRAM, processors, ink components, and print heads), subcontractor manufacturing costs, product mix, channel, geographic mix, product transition results, new product introductions, competition, and general economic conditions in the U.S. and abroad. Consequently, gross profits may fluctuate from period to period. In addition to the factors affecting revenue described above, if we reduce prices, gross profits for our products could be lower.

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

Stock-based Compensation

Stock-based compensation expenses were $4.0 and $3.5 million, respectively, for the three months ended March 31, 2010 and 2009. The increase in stock-based compensation expense of $0.5 million, or 14%, from 2009 to 2010 was primarily due to more equity awards granted in the current year. As explained in more detail below, amortization of stock-based compensation expense under the graded vesting method results in more significant expense in the initial years of vesting.

We account for stock-based payment awards, in accordance with ASC 718, Stock Compensation, which requires stock-based compensation expense to be recognized based on the fair value of such awards on the date of grant. We amortize compensation cost on a graded vesting basis over the vesting period, after assessing the probability of achieving requisite performance criteria with respect to performance-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. This has the impact of greater stock-based compensation expense during the initial years of the vesting period.

Operating Expenses

The following table shows operating expenses for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
			Change
	2010	2009	$	%
Research and development	$26,128	$29,309	$(3,181)	(11)%
Sales and marketing	25,103	24,187	916	4
General and administrative	9,977	9,035	942	10
Restructuring and other	2,012	6,428	(4,416)	(69)
Amortization of identified intangibles	2,928	6,941	(4,013)	(58)

Total operating expenses	$66,148	$75,900	$(9,752)	(13)%

Operating expenses, including restructuring and other charges, amortization of intangible assets, and stock-based compensation, decreased by $9.8 million and, as a percentage of revenue, were 60% and 79% for the three months ended March 31, 2010 and 2009, respectively.

The decrease in operating expenses was primarily due to significantly lower personnel-related expense due to company-wide reductions in force that occurred throughout 2009, company-wide salary reductions implemented during the second quarter of 2009, temporary suspension of our matching of employee 401(k) contributions, and reduced consulting, partially offset by decreased utilization of vacation balances and increased variable compensation expense consisting primarily of increased commission payments resulting from increased revenues.

Research and Development

Expenses for research and development consist primarily of costs associated with personnel, consulting and prototype materials.

Research and development expenses for the three months ended March 31, 2010 totaled $26.1 million, or 24% of revenue, compared to $29.3 million, or 30% of revenue, for the three months ended March 31, 2009, a decrease of $3.2 million, or 11%. Personnel-related expenses decreased by $1.6 million primarily due to head count, salary, and consulting expense reductions, as well as temporary suspension of our matching of employee 401(k) contributions, partially offset by decreased utilization of vacation balances. Stock-based compensation expense decreased by $0.2 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. The remaining $1.4 million reduction in research and development expenses relates to facility downsizing achieved during the last year and cost reductions achieved by focused efforts on key initiatives in all areas.

We expect that if the U.S. dollar remains volatile against the Indian rupee or other currencies, research and development expenses reported in U.S. dollars could fluctuate, although we have begun to hedge the Indian rupee, which will partially mitigate this risk.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, and other international locations.

Sales and marketing expenses for the three months ended March 31, 2010 totaled $25.1 million, or 23% of revenue, compared to $24.2 million, or 25% of revenue, for the three months ended March 31, 2009, an increase of $0.9 million, or 4%. Personnel-related expenses increased by $1.1 million primarily due to decreased utilization of vacation balances, increased variable compensation expense consisting primarily of increased commission payments resulting from increased revenues, and increased consulting, partially offset by temporary suspension of our matching of employee 401(k) contributions. Travel expenses increased by $0.2 million primarily due to increased service travel. As the economy begins to improve and printer spending improves, we have increased trade show and public relations spending by $0.6 million. Stock-based compensation expense increased by $0.3 million due to the increase in equity awards issued during the last twelve months amortized under the graded vesting method. The remaining $1.3 million reduction in sales and marketing expenses relates to facility downsizing achieved during the last year and a focused effort on cost reduction in all areas.

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

General and administrative expenses for the three months ended March 31, 2010 totaled $10.0 million, or 9% of revenue, compared to $9.0 million, or 9% of revenue, for the three months ended March 31, 2009, an increase of $1.0 million, or 10%. Stock-based compensation expense increased by $0.4 million due to the increase in equity awards issued during the last twelve months amortized under the graded vesting method.

Consistent with the new accounting guidance with respect to business combinations, acquisition-related costs of $0.6 million were expensed during the three months ended March 31, 2010 in connection with our previously announced pending acquisition of Radius.

Restructuring and Other

Restructuring and other consists primarily of restructuring, severance, and asset impairment. Restructuring and other for the three months ended March 31, 2010 totaled $2.0 million compared to $6.4 million for the three months ended March 31, 2009, a decrease of $4.4 million. Restructuring and other charges include severance costs of $1.6 and $3.6 million related to head count reductions of 64 and 97 for the three months ended March 31, 2010 and 2009, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Asset impairment of $0.4 and $2.9 million for the three months ended March 31, 2010 and 2009, respectively, primarily related to equipment made redundant as a result of abandoned projects in the Inkjet operating segment.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended March 31, 2010 totaled $2.9 million, or 2% of revenue, compared to $6.9 million, or 8% of revenue, for the three months ended March 31, 2009, a decrease of $4.0 million, or 58%. This decrease is primarily due to several intangible assets becoming fully amortized during 2009.

Interest and Other Expense, Net

Interest and other expense, net, includes interest income, net, gains and losses from sales from our cash and short-term investments, and net foreign currency transaction gains and losses on our operating activities. Interest and other expense, net, for the three months ended March 31, 2010 and 2009 was $2.3 and $0.5 million, respectively.

Interest income for the three months ended March 31, 2010 and 2009 was $0.5 and $1.2 million, respectively. The decrease in interest income of $0.7 million from 2009 to 2010 was driven by lower interest income on our investments as a result of lower investment balances and interest rates as we sold a substantial portion of our investment portfolio during 2009 to generate cash for the repurchase of our common stock under the ASR during the first quarter of 2009 and the tender offer during the fourth quarter of 2009.

We had net realized gains on our marketable securities of $0.3 million and $0 during the three months ended March 31, 2010 and 2009, respectively. The remaining fluctuation in expense between 2010 and 2009 was primarily due to realized and unrealized foreign exchanges gains and losses.

Sale of Building and Land

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.5 million to Gilead. The property sold included an approximately 163,000 square foot building at 301 Velocity Way as well as approximately 30 acres of land. Gain was not recognized with respect to $0.9 million representing the portion of the sales proceeds that remained in escrow at March 31, 2009 pending the outcome of certain requirements mutually agreed upon at closing. A gain of $0.7 million was recognized during the second quarter of 2009 when that amount was released from escrow. Direct transaction costs consist primarily of broker commissions, documentary transfer and title costs, legal fees, and other expenses. The cost of the land, building, and improvements accounted for as Assets Held for Sale at December 31, 2008 were included in the determination of the $79.3 million gain on sale of building and land for the three months ended March 31, 2009.

Income (Loss) Before Income Taxes

For the three months ended March 31, 2010, pretax net loss of $9.7 million includes $4.8 million of U.S. pretax net loss and $4.9 million of foreign pretax net loss. The pretax net loss attributable to U.S. operations was impacted by the amortization of identified intangibles of $2.9 million, stock-based compensation expense of $4.0 million, restructuring and other expenses of $1.6 million, and acquisition-related costs of $0.6 million. The pre-tax loss attributable to foreign operations included asset impairment of $0.4 million.

For the three months ended March 31, 2009, pretax net income of $55.9 million includes $60.4 million of U.S. pretax net income and $4.5 million of foreign pretax net loss. The pretax net income attributable to U.S. operations was included the gain on sale of building and land of $79.3 million, amortization of identified intangibles of $6.8 million, stock-based compensation expense of $3.5 million, restructuring and other costs of $2.9 million, and asset impairment of $2.9 million. The pretax net loss attributable to foreign operations included restructuring and other costs of $0.6 million and amortization of identified intangibles of $0.1 million.

Income Taxes

For the first quarter of 2010, we recorded a tax provision of $1.7 million compared to $29.2 million for the same period in 2009. The tax provision for the first quarter of 2010 included charges of $2.7 million related to tax shortfalls recorded pursuant to ASC 718-740, and $0.2 million related to potential interest related to future tax assessments. The tax provision for the first quarter of 2010 also included credits of $0.7 million related to restructuring and severance costs, $0.2 million related to asset impairment charges, and $0.2 million related to tax deductions resulting from ESPP dispositions. The tax provision for the first quarter of 2009 included charges of $32.0 million related to gain on sale of building and land and $2.9 million related to tax shortfalls recorded pursuant to ASC 718-740. The first quarter 2009 tax provision also included credits of $1.4 million related to restructuring and severance costs, $1.1 million related to asset impairment charges, and $0.3 million related to our reassessment of interest payments related to the 2002-2004 IRS examination. Without the discrete charges and benefits described above, the decreased tax benefit in 2010 is due primarily to the expiration of the federal research and development credit and a decrease in the loss before income taxes.

Primary differences in 2010 and 2009 between our recorded tax provision rate and the U.S. statutory rate of 35% for both periods include tax benefits associated with credits for research and development costs for 2009 and the tax effects of charges related to stock-based compensation recorded pursuant to ASC 718-740, which are non-deductible for tax purposes.

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

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles, recurring stock-based compensation expense, as well as restructuring-related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include project abandonment costs, asset impairment charges, acquisition-related transaction costs and legal expenses, and our sale of certain real estate assets. Examples of these excluded items are described below:

•	Amortization of acquisition-related intangibles. Identified intangible assets acquired to date are being amortized on a straight-line basis over one to twenty years.

•	Stock-based compensation expense is recognized in accordance with ASC 718, Stock Compensation.

•	Restructuring-related charges. We have incurred restructuring, severance, and facility closure charges as we reduce the number and size of our facilities and the size of our workforce.

•	Non-recurring charges and gains, including:

•	Asset impairment consists of costs related to equipment and non-cancellable purchase orders incurred relating to planned products that were cancelled and a facility closure.

•

On January 29, 2009, we sold a portion of the Foster City, California campus for a final amount of $137.3 million to Gilead resulting in a gain on sale of approximately $79.4 million as of March 31, 2009.

•	Acquisition-related transaction costs. In connection with our previously announced pending acquisition of Radius, we have incurred $0.6 million of acquisition-related transaction costs.

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

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Loss

(unaudited)

	Three Months Ended March 31,
(millions, except per share data)	2010	2009
Net income (loss)	$(11.4)	$26.7

Amortization of identified intangibles	2.9	6.9
Restructuring and other	2.0	6.4
Stock-based compensation expense	4.0	3.5
Acquisition-related transaction costs and legal expenses	0.6	(0.1)
Gain on sale of building and land	—	(79.4)
Tax effect of non-GAAP net loss	1.8	31.7

Non-GAAP net loss	(0.1)	(4.3)

Non-GAAP net loss per diluted share	$(0.00)	$(0.08)

Shares for purposes of computing diluted non-GAAP net loss per share	44.7	51.5

Liquidity and Capital Resources

(in thousands)	March 31, 2010	December 31, 2009	Change
Cash and cash equivalents	$109,509	$106,067	$3,442
Short term investments	95,327	98,134	(2,807)

Total cash, cash equivalents and short-term investments	$204,836	$204,201	$635

	Three months ended March 31,
(in thousands)	2010	2009	Change
Net cash used for operating activities	$(3)	$(7,218)	$7,215
Net cash provided by investing activities	2,234	51,667	(49,433)
Net cash provided by (used for) financing activities	1,254	(27,143)	28,397
Effect of foreign exchange rate changes on cash and cash equivalents	(43)	(65)	22

Increase in cash and cash equivalents	$3,442	$17,241	$(13,799)

Overview

Cash and cash equivalents and short-term investments increased by $0.6 million to $204.8 million as of March 31, 2010 from $204.2 million as of December 31, 2009. The increase was primarily due to ESPP proceeds of $2.9 million, partially offset by net settlement of restricted stock units for employee common stock related tax liabilities of $1.5 million, and the payment of tender offer expenses of $0.6 million related to the tender offer concluded during the fourth quarter of 2009.

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At March 31, 2010, cash and cash equivalents and short term investments available totaled $204.8 million. Despite the current economic environment, we believe that our liquidity position and capital resources continue to remain sufficient to meet our operating and working capital needs.

On April 29, 2010, we entered into an agreement to acquire privately held Golflane Limited, a UK private limited company, the parent holding company of Radius for approximately $14.4 million in cash, plus an additional future cash earn out contingent on achieving certain performance targets. Radius is a print management software company that provides PMIS solutions for the packaging industry. The transaction is subject to various closing conditions.

Operating Activities

During the first three months of 2010, our cash flows from operating activities were approximately $0.

Net loss of $11.4 million included non-cash charges and credits of $7.7 million, comprised primarily of $5.3 million in depreciation and amortization and $4.0 million of stock-based compensation expense, offset by $1.6 million of other non-cash charges, credits, and provisions. The net change in operating assets and liabilities of $3.7 million consists primarily of decreases in accounts receivable of $9.1 million and inventories of $3.9 million, offset by increases in other current assets of $1.3 million, decreases in net taxes payable of $2.1 million, and decreases in accounts payable and accrued liabilities of $5.9 million.

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 58 and 65 days at March 31, 2010 and December 31, 2009, respectively. We calculate DSO by dividing the net accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter, multiplied by the total days in the quarter. The decrease in DSOs was primarily due to improved collection efforts during the quarter. DSOs will vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As the percentage of our APPS and Inkjet related revenue increases, DSOs will trend higher. Our DSOs related to software and direct sales are traditionally higher than those related to OEM customers as, historically, OEMs have paid on a more timely basis.

Investing Activities

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $2.9 million during the three months ended March 31, 2010. We have classified our investment portfolio as “available for sale” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Property and Equipment

Net purchases of property and equipment were $0.7 million for the three months ended March 31, 2010. Our property and equipment additions have historically been funded from operations. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware/software used in our business, and our business outlook.

We sold a 163,000 square foot building and 30 acres of related land for net cash proceeds during the three months ended March 31, 2009 of $135.1 million.

Financing Activities

Financing activities relating to the net settlement of restricted stock units for employee common stock related tax liabilities and payment of tender offer expenses related to the tender offer concluded during the fourth quarter of 2009 used $2.1 million during the three months ended March 31, 2010. We received $2.9 million related to the ESPP and $0.1 million related to stock option exercises.

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock from the exercise of stock options and employee stock purchase plans. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, and general market conditions. We anticipate that cash provided from exercise of stock options will decline over time as we shift to issuance of restricted stock units, rather than stock options, and the option pool has decreased as a result of the fair value stock option exchange completed during 2009.

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

Our inventories are procured primarily in support of the Inkjet and Fiery operating segments. Inventories decreased from $48.8 million at December 31, 2009 to $43.4 million at March 31, 2010. Inkjet raw materials had increased in advance of the new product launches that occurred in the latter half of 2009. Inkjet raw materials have decreased subsequent to the new product launches.

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

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.5 million to Gilead. The property sold included an approximately 163,000 square foot building at 301 Velocity Way as well as approximately 30 acres of land and certain other assets related to the property. Gain was not recognized with respect to $0.9 million representing the portion of the sales proceeds that remained in escrow at March 31, 2009 pending the outcome of certain requirements mutually agreed upon at closing. A gain of $0.7 million was recognized during the second quarter of 2009 when that amount was released from escrow.

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

We have guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the 303 Lease. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger-related covenants as of March 31, 2010. We have assessed our exposure in relation to the first loss guarantees under the 303 Lease and have determined there is no deficiency to the guaranteed value at March 31, 2010. If there is a decline in value, we will record a loss associated with the residual value guarantee. The $56.9 million pledged under the 303 Lease is in LIBOR-based interest bearing accounts and are restricted as to withdrawal at all times. As of March 31, 2010, we are treated as the owner of this building for federal income tax purposes. Our remaining synthetic lease is $56.9 million as of March 31, 2010.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the volatile global credit markets and economic uncertainty that have affected various sectors of the financial markets and caused credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees. The notional amount of our Indian rupee hedge was $1.6 million at March 31, 2010.

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

The following table presents the hypothetical change in fair values in the financial instruments held by us at March 31, 2010 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$99,674	$98,803	$97,933

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound, Indian rupee, and Japanese yen. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposures from non-U.S. dollar-denominated sales (primarily Euro) and operating expenses (primarily Euro and Indian rupee) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates may adversely affect our consolidated operating expenses and operating loss as expressed in U.S. dollars. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees. The notional amount of our Indian rupee hedge was $1.6 million at March 31, 2010.

Financial Risk Management

The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar-denominated sales in Europe and and operating expenses in Europe, India, and Japan. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees. As of March 31, 2010, we had not entered into hedges against any other currency exposures, but we may consider hedging against currency movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure in the future.

We maintain investment portfolio holdings of various issuers, types, and maturities, typically U.S. Treasury and Agencies securities, corporate debt instruments, asset-backed, and mortgage-backed instruments. These short-term investments are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. These securities are not leveraged and are held for purposes other than trading.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended March 31, 2010, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2010, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of March 31, 2010, the end of the quarterly period covered by this report, we are subject to the various claims, lawsuits, investigations or proceedings discussed below, as well as certain other legal proceedings that have arisen in the ordinary course of business.

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

By a decision dated November 27, 2009, the Manheim court entirely dismissed Durst’s infringement actions against EFI. Durst has appealed the decision and the appeal is currently pending at the court of appeal of Karlsruhe, Germany.

Item 1A:	Risk Factors

In addition to information regarding risk factors that appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition, or future results. The risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2009, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of stock repurchases for the quarter ended March 31, 2010 (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2010	4	$11.86	—	$—
February 2010	51	$11.80	—	$—
March 2010	72	$11.99	—	$—

Totals	127		—

(1)	Represents shares purchased from employees to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock units.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Reserved

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	EFI Executive Team Performance Bonus Program (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 4, 2010 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: May 7, 2010	/s/ Guy Gecht
Guy Gecht Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2010	/s/ John Ritchie
John Ritchie Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	EFI Executive Team Performance Bonus Program (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 4, 2010 (File No. 000-18805) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 4, 2010 (File No. 000-18805) and incorporated herein by reference.