Form 10-Q
period 2010-06-30
ELECTRONICS FOR IMAGING INC
filed 2010-08-06
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

The number of shares of Common Stock outstanding as of July 30, 2010 was 45,282,767.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$117,360	$106,067
Short-term investments, available for sale	95,879	98,134
Accounts receivable, net of allowances of $11.4 and $13.1 million, respectively	75,836	80,168
Inventories, net	41,020	48,786
Other current assets	17,319	15,291

Total current assets	347,414	348,446
Property and equipment, net	25,732	28,229
Restricted investments	56,850	56,850
Goodwill	122,270	122,840
Intangible assets, net	48,415	54,449
Deferred tax assets	49,871	47,777
Other assets	1,919	2,590

Total assets	$652,471	$661,181

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,387	$35,929
Accrued and other liabilities	36,593	35,861
Deferred revenue	22,526	23,521
Income taxes payable	443	6,483

Total current liabilities	96,949	101,794
Non-current income taxes payable	39,045	36,961

Total liabilities	135,994	138,755

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 73,206 and 72,276 shares issued, respectively	732	723
Additional paid-in capital	679,034	668,723
Treasury stock, at cost, 27,924 and 27,788 shares, respectively	(487,238)	(485,618)
Accumulated other comprehensive income	1,617	2,346
Retained earnings	322,332	336,252

Total stockholders’ equity	516,477	522,426

Total liabilities and stockholders’ equity	$652,471	$661,181

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Revenue	$119,117	$90,110	$229,947	$186,255
Cost of revenue (1)	58,154	43,339	110,212	86,556

Gross Profit	60,963	46,771	119,735	99,699
Operating expenses:
Research and development (1)	24,829	27,799	50,958	57,108
Sales and marketing (1)	26,144	25,706	51,247	49,893
General and administrative (1)	8,879	7,855	18,856	16,890
Restructuring and other (Note 11)	1,010	3,532	3,021	9,960
Amortization of identified intangibles	2,928	5,482	5,857	12,423

Total operating expenses	63,790	70,374	129,939	146,274

Loss from operations	(2,827)	(23,603)	(10,204)	(46,575)

Other income (expense), net:
Interest and other income (expense), net	(1,813)	2,000	(4,127)	1,523
Gain on sale of building and land	—	628	—	79,991

Total other income (expense), net	(1,813)	2,628	(4,127)	81,514

Income (loss) before income taxes	(4,640)	(20,975)	(14,331)	34,939
Benefit from (provision for) income taxes	2,098	7,666	411	(21,534)

Net income (loss)	$(2,542)	$(13,309)	$(13,920)	$13,405

Net income (loss) per basic common share	$(0.06)	$(0.27)	$(0.31)	$0.27

Net income (loss) per diluted common share	$(0.06)	$(0.27)	$(0.31)	$0.26

Shares used in basic per-share calculation	45,173	49,111	44,936	50,284

Shares used in diluted per-share calculation	45,173	48,996	44,936	50,712

(1) Includes stock-based compensation expense as follows:
	2010	2009	2010	2009
Cost of revenue	$275	$303	$529	$554
Research and development	745	1,632	1,855	2,947
Sales and marketing	954	1,502	1,907	2,193
General and administrative	1,293	1,503	2,937	2,746

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$(13,920)	$13,405
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	10,329	17,963
Deferred taxes	(1,937)	(3,924)
Provision for allowance for bad debts and sales-related allowances	(595)	966
Excess tax benefit from stock-based compensation	(380)	—
Gain on sale of building and land	—	(79,991)
Provision for inventory obsolescence	3,729	2,237
Stock-based compensation	7,228	8,440
Asset impairment	689	2,334
Other non-cash adjustments	288	985
Changes in operating assets and liabilities	6,574	22,101

Net cash provided by (used for) operating activities	12,005	(15,484)

Cash flows from investing activities:
Purchases of short-term investments	(55,585)	(111,652)
Proceeds from sales and maturities of short-term investments	57,490	27,049
Purchases, net of proceeds from sales, of property and equipment	(1,395)	(3,463)
Proceeds from sale of building and land, net of direct transaction costs	—	135,812
Contingent consideration related to businesses acquired	(2,397)	—
Purchases of other investments	—	(1,319)

Net cash provided by (used for) investing activities	(1,887)	46,427

Cash flows from financing activities:
Proceeds from issuance of common stock	3,090	3,151
Purchases of treasury stock and net settlement of restricted stock, including transaction costs	(2,236)	(30,284)
Excess tax benefit from stock-based compensation	380	—

Net cash provided by (used for) financing activities	1,234	(27,133)

Effect of foreign exchange rate changes on cash and cash equivalents	(59)	(49)

Increase in cash and cash equivalents	11,293	3,761
Cash and cash equivalents at beginning of year	106,067	132,152

Cash and cash equivalents at end of quarter	$117,360	$135,913

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of Electronics For Imaging, Inc. and its subsidiaries (“EFI” or “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies, consistent in all material respects, with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair presentation of our financial position, operating results, and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of results for the entire year.

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

ASC 820-10-35, Fair Value Measurements and Disclosures—Subsequent Measurement, was amended to provide guidance on determining fair value when there is no active market or when the price inputs being used represent distressed sales and expands required disclosures of major security types.

ASC 825-10-50, Financial Instruments—Disclosure, was amended to require disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and ASC 270, Interim Reporting, was amended to require disclosures about the fair value of financial instruments for which it is practicable to estimate fair value, whether or not recognized in our financial statements, for interim as well as annual reporting.

ASC 320, Investments—Debt and Equity Securities, was amended to provide operational guidance on determining other-than-temporary impairments of debt securities and expand disclosure requirements. Other-than-temporary impairments of debt securities must be allocated between credit and non-credit components with the non-credit portion recognized as a component of other comprehensive income and the credit portion included in net income (loss). A cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income is required in the period of adoption for other-than-temporary impairments of debt securities recognized in prior periods, which are still held as investments at the date of adoption.

These amendments were adopted beginning in the second quarter of 2009. As a result of ASC 320-10-65-1, Transition Related to FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, we recorded a cumulative effect adjustment of $0.1 million to retained earnings at the date of adoption.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) gross presentation of activity within the Level 3 roll forward. ASU 2010-06 also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. This ASU is effective in the first quarter of 2010, except for the gross presentation of the Level 3 roll forward, which is not effective until the first quarter of 2011. The appropriate disclosures have been included in the accompanying condensed consolidated financial statements.

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

2. Stock-based Compensation

We account for stock-based payment awards in accordance with ASC 718, Stock Compensation, which requires stock-based compensation expense to be recognized based on the fair value of such awards on the date of grant. We amortize compensation cost on a graded vesting basis over the vesting period. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.

The following table summarizes stock-based compensation expense related to stock options, employee stock purchases under our employee stock purchase plan, as amended (“ESPP”), restricted stock units (“RSUs”), and restricted stock awards under ASC 718 for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Stock-based compensation expense by type of award	2010	2009	2010	2009
Employee stock options	$107	$505	$666	$1,166
Non-vested restricted stock awards and restricted stock units	2,632	3,097	5,556	4,730
ESPP	528	1,338	1,006	2,544

Total stock-based compensation	3,267	4,940	7,228	8,440
Tax effect on stock-based compensation	(449)	(802)	(1,166)	(982)

Net effect on net income (loss)	$2,818	$4,138	$6,062	$7,458

Valuation Assumptions

We use the Black-Scholes-Merton option pricing model (“BSM”) to value stock-based compensation for all equity awards, except market-based awards. Market-based awards are valued using a Monte Carlo valuation model.

Our determination of the fair value of stock-based payment awards on the date of grant using BSM is affected by various assumptions including volatility, expected term, and interest rates. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the stock option. The expected term is based upon management’s consideration of the historical life of the stock options, the vesting period of the stock options granted, and the contractual period of the stock options granted. The risk-free interest rate for the expected term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

The estimated per share weighted average fair value of stock options granted and ESPP shares issued and the assumptions used to estimate fair value are shown below for the periods indicated:

	Stock Options
	Three months ended June 30,		Six months ended June 30,
BSM assumptions and fair value	2010	2009	2010	2009
Weighted average fair value per share	$4.59	$3.76	$4.47	$3.54
Expected volatility	46.3%	44.4%	45.6%	43.5%
Risk-free interest rate	1.7%	1.7%	1.9%	1.6%
Expected term (in years)	4.00	4.12	4.00	4.12

	ESPP
	Three months ended June 30,		Six months ended June 30,
BSM assumptions and fair value	2010	2009	2010	2009
Weighted average fair value per share	$3.46	$3.41	$3.46	$3.41
Expected volatility	32%-66%	51%-66%	32%-66%	51%-66%
Risk-free interest rate	0.2%-1.2%	0.4%-0.9%	0.2%-1.2%	0.4%-0.9%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0

A summary of stock options outstanding and exercisable as of June 30, 2010 and activity for the six months ended June 30, 2010 is presented below (in thousands, except for weighted average exercise price and remaining contractual term):

	Six months ended June 30, 2010
	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2010	2,824	$15.90
Options granted	182	11.95
Options forfeited and expired	(347)	18.75

Options granted, net of forfeited and expired	(165)
Options exercised	(18)	9.59

Options outstanding at June 30, 2010	2,641	$15.30	3.73	$13

Options vested and expected to vest at June 30, 2010	2,480	$15.55	3.57	$12

Options exercisable at June 30, 2010	1,621	$17.28	2.38	$2

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the stock option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at June 30, 2010.

A summary of non-vested shares of RSUs and restricted stock awards as of June 30, 2010, and activity for the six months ended June 30, 2010, is presented below (shares in thousands):

	Six months ended June 30, 2010
	Restricted Stock Units		Restricted Stock Awards
Non-vested shares	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2010	2,707	$13.36	112	$27.18
Restricted stock granted	550	12.12	—	—
Restricted stock vested	(537)	13.70	—	—
Restricted stock forfeited	(183)	12.77	(11)	26.90

Non-vested at June 30, 2010	2,537	$13.08	101	$27.21

The grant date fair value of RSUs vested was $7.4 million for the six months ended June 30, 2010. The aggregate intrinsic value at June 30, 2010 for RSUs expected to vest was $22.3 million and the remaining weighted average vesting period was 1.1 years. Aggregate intrinsic value for RSUs expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest at June 30, 2010.

Performance-based Stock Options and RSUs

RSUs granted during the six months ended June 30, 2010 include 384,875 performance-based RSUs, which vest when specified performance criteria are met based on 2010 revenue targets and non-GAAP operating income targets; otherwise, they are deemed forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, as adjusted to remove the impact of certain recurring and non-recurring expenses, and the tax effects of these adjustments. The grant date fair value is estimated to be $4.7 million, which is being amortized over their service periods of 1.0 year. Achievement of these performance criteria is deemed to be probable. Accordingly, stock-based compensation expense has been recognized. At June 30, 2010, 360,762 performance-based RSUs remain outstanding.

RSUs and stock options granted during the year ended December 31, 2009 include 98,000 market-based RSUs and 294,076 market-based stock options. These awards vest when our average closing stock price exceeds defined multiples of the June 18, 2009 or August 28, 2009 closing stock prices for 20 consecutive trading days. If these multiples are not achieved by June 18, 2016 or August 28, 2016, the awards are deemed forfeited. The grant date fair value is estimated to be $0.9 million for the RSUs and $1.7 million for the stock options, which are being amortized over their average derived service periods of 4.35 and 4.88 years, respectively. The average derived service period and total fair value was determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and 3.1%, respectively, and an implied volatility of 50%. At June 30, 2010, 88,000 market-based RSUs and 238,388 market-based stock options remain outstanding.

Stock options granted during the year ended December 31, 2009 include 32,674 performance-based stock options. These performance-based stock options vest when our annual non-GAAP return on equity exceeds defined multiples of the 2008 non-GAAP return on equity. Non-GAAP return on equity is defined as non-GAAP net income divided by stockholders’ equity. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain recurring and non-recurring expenses, and the tax effects of these adjustments. If these multiples are not achieved by August 28, 2016, the stock options are deemed forfeited. The grant date fair value is estimated to be $0.1 million, which is being amortized over their average derived service periods of 3.71 years, respectively. The performance-based stock options were valued using the BSM valuation model. At June 30, 2010, 26,487 performance-based stock options remain outstanding.

Fair Value Stock Option Exchange

We commenced a fair value stock option exchange on August 31, 2009 to allow employees, other than our named executive officers and members of our Board of Directors, the opportunity to exchange all or a portion of their eligible outstanding stock options for a smaller number of RSUs based on exchange ratios intended to result in the fair value of the newly issued RSUs being equal to the fair value of the stock options that were surrendered or for cash, in certain circumstances. Stock options that were “underwater” (i.e., those stock options with a per share exercise price that was greater than the per share closing price of our common stock as quoted on the NASDAQ Global Select Market as of the trading day immediately preceding August 31, the date the stock option exchange commenced, or $10.77 per share), excluding stock options granted six months prior to the commencement of the exchange or stock options expiring within six months after the completion of the exchange, were eligible for exchange.

The offering period closed on September 28, 2009. A total of 1,000 eligible employees participated in the stock option exchange. We accepted for exchange stock options to purchase an aggregate of 2.8 million shares of our common stock, representing 82% of the total stock options eligible at the commencement of the exchange. All surrendered stock options were cancelled and (i) we granted a total of 0.3 million new RSUs under the 2009 Plan, and (ii) we made cash payments in the aggregate amount of $0.2 million (less applicable withholdings and without interest). The resulting incremental compensation expense was not material to our condensed consolidated financial statements.

3. Comprehensive Income

Other comprehensive income (loss), which includes net income (loss), market valuation adjustments on available-for-sale investments, net of tax, currency translation adjustments, and net deferral of gains (losses) on derivative instruments, consists of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(2,542)	$(13,309)	$(13,920)	$13,405
Change in market valuation of investments, net of tax	29	540	(77)	825
Change in currency translation adjustments	(494)	636	(639)	(89)
Other	3	—	(12)	—

Comprehensive income (loss)	$(3,004)	$(12,133)	$(14,648)	$14,141

The activity in accumulated other comprehensive income and related tax effects are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net unrealized investment gains (losses):
Unrealized gains, net of tax provision of $0 and $(0.1) million for the three and six months ended June 30, 2010 and ($0.4) and ($0.6) million for the three and six months ended June 30, 2009	$58	$539	$171	$847
Reclassification adjustment for gains (losses) included in net income, net of tax benefit of $0 and $0.2 million for the three and six months ended June 30, 2010 and no tax benefit for the three and six months ended June 30, 2009	(29)	1	(248)	(22)

Net unrealized investment gains (losses)	29	540	(77)	825
Currency translation adjustments	(494)	636	(639)	(89)
Other	3	—	(12)	—

Other comprehensive income (loss)	$(462)	$1,176	$(728)	$736

The components of accumulated other comprehensive income was (in thousands):

	June 30, 2010	December 31, 2009
Net unrealized investment gains	$257	$334
Currency translation gains	1,361	2,001
Other	(1)	11

Accumulated other comprehensive income	$1,617	$2,346

4. Investments and Fair Value Measurements

Fixed income debt securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices. Net unrealized gains and losses are included in accumulated other comprehensive income, net of tax, except for the credit portion of any other-than-temporary impairment, which is included in net income (loss).

We review investments in debt securities for other-than-temporary impairment whenever the fair value is less than the amortized cost and evidence indicates the investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that gross unrealized losses on short-term investments at June 30, 2010 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not occur until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

The following tables summarize our available-for-sale securities (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2010
U.S. Government securities and sponsored entities	$24,104	$98	$—	$24,202
Corporate debt securities	60,196	258	(63)	60,391
Mortgage-backed securities—residential	11,151	143	(8)	11,286

Total short-term investments	$95,451	$499	$(71)	$95,879

December 31, 2009
U.S. Government securities and sponsored entities	$17,717	$8	$(19)	$17,706
Foreign government securities	3,400	—	—	3,400
Corporate debt securities	61,466	444	(28)	61,882
Mortgage-backed securities—residential	14,030	184	(30)	14,184
Money market funds (1)	962	—	—	962

Total short-term investments	$97,575	$636	$(77)	$98,134

(1)

Money market funds of $1.0 million at December 31, 2009, net of reserves, represented funds in The Reserve Primary Fund (“Fund”) reclassified from cash and cash equivalents as the Fund had adopted a plan of liquidation. As a result, the Fund’s shares were not tradable at December 31, 2009. Our interest in the Fund was $14.8 million prior to their adoption of the liquidation plan. As of June 30, 2010, we have received $14.6 million in liquidation of our interest in the Fund, net of reserves, which has been invested in alternative money market funds, all of which are highly liquid and currently tradable at $1.00 Net Asset Value. Consequently, we have no remaining exposure relative to the Fund.

All fixed income securities with gross unrealized losses as of June 30, 2010 and December 31, 2009 mature within 12 months. The fair value of fixed income investments maturing within 12 months with gross unrealized losses is as follows (in thousands):

	June 30, 2010		December 31, 2009
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government securities and sponsored entities	$—	$—	$6,840	$(19)
Corporate debt securities	15,255	(63)	5,323	(28)
Mortgage-backed securities—residential	1,867	(8)	3,070	(30)

Total	$17,122	$(71)	$15,233	$(77)

For fixed income securities that have unrealized losses as of June 30, 2010, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost. In addition, we have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of June 30, 2010 were temporary in nature.

Amortized cost and estimated fair value of investments at June 30, 2010 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$75,893	$76,197
Mature in one to three years	19,558	19,682

Total short-term investments	$95,451	$95,879

For the three months ended June 30, 2010 and 2009, net realized gains of $0 and $0.1 million, respectively, were recognized in net realized gains on the sale of investments. For the six months ended June 30, 2010 and 2009, net realized gains of $0.3 and $0.1 million, respectively, were recognized in net realized gains on the sale of investments. As of June 30, 2010 and December 31, 2009, net unrealized gains of $0.4 and $0.6 million, respectively, were included in accumulated other comprehensive income in the accompanying Interim Condensed Consolidated Balance Sheets.

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

We utilize the market approach to measure fair value of our fixed income securities. The “market approach” is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of our fixed income securities are obtained using readily-available market prices from a variety of industry standard data providers, large financial institutions, and other third-party sources for the identical underlying securities. The fair value of our investments in certain money market funds is expected to maintain a Net Asset Value of $1 per share and, as such, is priced at the expected market price.

At June 30, 2010, our investments have been presented in accordance with the ASC 820 fair value hierarchy as follows (in thousands):

		Fair Value Measurements at Reporting Date using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
June 30, 2010
U.S. Government securities and sponsored entities	$24,202	$8,114	$16,088	$—
Corporate debt securities	62,033	—	61,970	63
Mortgage-backed securities—residential	11,286	—	11,286	—
Money market funds	66,510	66,510	—	—

	$164,031	$74,624	$89,344	$63

December 31, 2009
U.S. Government securities and sponsored entities	$17,706	$3,700	$14,006	$—
Foreign government securities	3,400	—	3,400	—
Corporate debt securities	61,882	—	61,800	82
Mortgage-backed securities—residential	14,184	—	14,184	—
Money market funds	68,446	67,484	—	962

	$165,618	$71,184	$93,390	$1,044

Included in money market funds is $66.5 and $67.5 million and included in corporate debt securities is $1.6 million and $0 at June 30, 2010 and December 31, 2009, respectively, which have been classified as cash equivalents.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in overnight money market mutual funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets or because the investments are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the six months ended June 30, 2010 and 2009.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs, which are directly or indirectly observable.

At June 30, 2010 and December 31, 2009, one corporate debt instrument has been classified as Level 3 due to its significantly low level of trading activity. The portion of money market funds, which had been classified as Level 3 at December 31, 2009, consisted of funds placed in the Fund of $1.0 million, which were repaid after year-end.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and 2009 (in thousands):

	Level 3
	2010		2009
	Corporate Debt Securities	Money Market Funds	Corporate Debt Securities	Money Market Funds
Balance at December 31,	$82	$962	$199	$2,900
Reclassificaton from Level 2 to Level 3			—	—
Included in interest and other income (expense), net	(3)	33	(73)	—
Included in other comprehensive income	(2)		(5)	—
Purchases, sales, and maturities	(14)	(995)	(11)	(1,649)

Balance at June 30,	$63	$—	$110	$1,251

Impairment charges for the six months ended June 30 in other income (expense), net attributable to assets still held as of June 30	$—	$—	$—	$—

Investments that we currently own could suffer declines in fair value and become other-than-temporarily impaired. We continuously assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost, the seniority and durations of the securities, adverse conditions related to a security, industry, or sector, historical and projected issuer financial performance, credit ratings, issuer specific news, and other available relevant information. Based on this analysis, we identified one security that was other-than-temporarily impaired at December 31, 2008. As a result of our adoption of ASC 320-10-65-1 effective in the second quarter of 2009, we recorded a cumulative effect adjustment of $0.1 million, to reduce the cost of the previously identified security and retained earnings. As of December 31, 2009, two Level 2 securities were identified as being other-than-temporarily impaired, resulting in an impairment loss of $0.2 million, which was recognized in other income (expense), net. There were no further other-than-temporary impairments, including credit-related impairments, during the six months ended June 30, 2010.

In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from each debt security. For asset-backed and mortgage-backed securities, cash flow estimates including prepayment assumptions were based on data from widely accepted third party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries, and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities.

The following table presents the change in accumulated other-than-temporary credit-related impairments charged to retained earnings and other income (expense), net (in thousands):

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income (Expense), Net	TOTAL
Accumulated impairments as of January 1, 2009, net attributable to assets still held at June 30, 2010	$—	$640	$640
Impairments recognized in other income (expense), net	—	217	217
Cumulative effect adjustment upon adoption of ASC 320-10-65-1 as of April 1, 2009	58	—	58
Accumulated impairments as of December 31, 2009, net attributable to assets still held at June 30, 2010	$58	$857	$915

Impairments recognized in other income (expense), net	—	—	—

Accumulated impairments at June 30, 2010	$58	$857	$915

No other-than-temporary impairments have been recognized related to factors that are not credit-related.

Effective January 1, 2009, we adopted the provisions of ASC 820 regarding nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a nonrecurring basis. The adoption did not materially impact our financial position or results of operations.

We utilize the income approach to measure fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The fair value of our derivative assets and liabilities having notional amounts of $2.0 and $1.4 million at June 30, 2010 and December 31, 2009, respectively, was not material.

5. Earnings Per Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding non-vested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock using the treasury stock method, shares to be purchased under the ESPP having a dilutive effect, and estimated contingent shares of common stock having a dilutive effect with respect to our 2009 accelerated stock repurchase (“ASR”) using the reverse treasury stock method. Any potential shares that are anti-dilutive as defined in ASC 260, Earnings per Share, are excluded from the effect of dilutive securities.

Under the ASR agreement, we could receive shares equal to the difference between the minimum number of shares delivered on March 26, 2009 and the number of shares reflecting the Volume Weighted Average Price, as defined in the ASR agreement. Our diluted earnings per share reflect an estimated contingent 115 thousand shares for the three months ended June 30, 2009, but the potential impact of the ASR was anti-dilutive for the six months ended June 30, 2009. The ASR was subsequently settled during the quarter ended September 30, 2009.

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 (in thousands, except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic net income (loss) per share:
Net income (loss) available to common shareholders	$(2,542)	$(13,309)	$(13,920)	$13,405

Weighted average common shares outstanding	45,173	49,111	44,936	50,284
Basic net income (loss) per share	$(0.06)	$(0.27)	$(0.31)	$0.27

Dilutive net income (loss) per share:
Net income (loss) available to common shareholders	$(2,542)	$(13,309)	$(13,920)	$13,405

Weighted average common shares outstanding	45,173	49,111	44,936	50,284
Dilutive stock options, restricted stock, and estimated contingent ASR shares	—	(115)	—	428

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	45,173	48,996	44,936	50,712

Dilutive net income (loss) per share	$(0.06)	$(0.27)	$(0.31)	$0.26

The following table sets forth potential shares of common stock that are not included in the diluted earnings per share calculation because to do so would be anti-dilutive for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Weighted stock options, restricted stock, and ESPP shares	4,884	5,943	5,114	6,115
Estimated contingent ASR shares	—	—	—	(61)

Total potential shares of common stock excluded from the computation of diluted earnings per share	4,884	5,943	5,114	6,054

ASC 260-10-45 to 65, Earnings per Share, requires use of the two-class method to calculate earnings per share when non-vested restricted stock awards are eligible to receive dividends (i.e., participating securities), even if we do not intend to declare dividends. The two-class method is not applicable to the three and six months ended June 30, 2010 and the three months ended June 30, 2009 because net losses were incurred. Non-vested restricted stockholders do not “participate” in net losses. Although our non-vested restricted stock awards are eligible to receive dividends, they are not material as compared with total weighted average diluted shares outstanding. Consequently, the impact on our earnings per share presentation in applying the two-class method for the six months ended June 30, 2009 is not material.

6. Balance Sheet Details

Inventories

Inventories, net of allowances, consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$17,979	$26,238
Work in process	4,184	3,070
Finished goods	18,857	19,478

	$41,020	$48,786

Product warranty reserves

Product warranty reserve activities for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	2009
Balance at January 1,	$6,838	$6,791
Additions	5,095	3,486
Settlements	(4,068)	(3,765)

Balance at June 30,	$7,865	$6,512

7. Income taxes

For the second quarter of 2010, we recorded a tax benefit of $2.1 million compared to $7.7 million for the same period in 2009. The tax benefit for the second quarter of 2010 included credits of $0.4 million related to a charge for excess solvent inventories and related end-of-life purchases, $0.3 million related to restructuring and severance costs, $0.1 million related to asset impairment charges, and $0.1 million related to tax deductions resulting from ESPP dispositions. The tax benefit for the second quarter of 2010 also included a charge of $0.2 million related to potential interest related to future tax assessments. The tax benefit for the second quarter of 2009 included credits of $1.3 million related to restructuring and severance costs and $0.1 million related to asset impairment charges. The second quarter 2009 tax benefit also included charges of $0.3 million related to the gain on sale of building and land and $0.3 million related to tax shortfalls recorded pursuant to ASC 718-740, Stock Compensation – Income Taxes. Without the discrete charges and benefits described above, the decrease in our second quarter’s tax benefit in 2010 compared to 2009, is due primarily to the expiration of the federal research and development credit and a decrease in the loss before income taxes.

For the six months ended June 30, 2010, we recorded a tax benefit of $0.4 million compared to a tax provision of $21.5 million for the same period in 2009. For the first two quarters of 2010, the tax benefit included charges of $2.7 million related to tax shortfalls recorded pursuant to ASC 718-740 and $0.3 million related to potential interest related to future tax assessments. The tax benefit for the first two quarters of 2010 also included credits of $0.9 million related to restructuring and severance costs, $0.4 million related to a charge for excess solvent inventories and related end-of-life purchases, $0.3 million related to asset impairment charges, and $0.3 million related to tax deductions resulting from ESPP dispositions. For the first two quarters of 2009, the tax provision included charges of $32.3 million related to the gain on sale of building and land, $3.2 million tax shortfalls recorded pursuant to ASC 718-740, and $0.2 million related to potential interest related to future tax assessments. The tax provision for the first two quarters of 2009 also included credits of $2.7 million related to restructuring and severance costs, $1.3 million related to asset impairment charges, and $0.3 million related to our reassessment of interest payments related to the 2002-2004 IRS audit. The decrease in our tax benefit in 2010 compared to 2009, without the discrete charges and benefits described above, is due primarily to the expiration of the federal research and development credit and a decrease in the loss before income taxes.

Primary differences in 2010 and 2009 between our recorded tax benefit (provision) rate and the US statutory rate of 35% for both periods include tax benefits associated with credits for research and development costs for 2009 and the tax effects of charges related to stock-based compensation recorded pursuant to ASC 718-740, which are non-deductible for tax purposes.

As of June 30, 2010 and December 31, 2009, the total amount of unrecognized benefits was $39.0 million and $37.0 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in benefit (provision) for income taxes. At June 30, 2010 and December 31, 2009 we have accrued $3.3 million and $2.7 million, respectively, for potential payments of interest and penalties.

As of June 30, 2010 and December 31, 2009, we were subject to examination by both the U.S. federal and state tax jurisdictions for the 2005-2009 tax years and the Netherlands for the 2008-2009 tax years.

8. Commitments and Contingencies

Legal Proceedings

We may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, securities law, intellectual property, employment matters, and other claims or litigation matters relating to various claims that arise in the normal course of our business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss from pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. Taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay for the cases discussed. However, our estimates may be incorrect and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention, and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition, and cash flows.

As of June 30, 2010, we were subject to various claims, lawsuits, investigations, or proceedings that arose in the ordinary course of business.

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

By a decision dated November 27, 2009, the Manheim court entirely dismissed Durst’s infringement actions against EFI. Durst has appealed the decision and the appeal is currently pending at the Court of Appeal of Karlsruhe in Germany.

9. Segment Information and Geographic Data

ASC 280, Segment Reporting, requires segment information to be presented based on internal reporting used by the chief operating decision maker to allocate resources and evaluate segment performance. Our enterprise management processes became further refined in 2009 to use financial information that is closely aligned with our three product categories at the gross profit level. Relevant discrete financial information is prepared at the gross profit level for each of our three operating segments for use by the chief operating decision making group to allocate resources and assess the performance of each segment.

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

Our chief operating decision making group evaluates the performance of its operating segments based on net sales and gross profit. Gross profit for each segment includes revenues from sales to third parties and related cost of revenue attributable to the segment. Cost of revenue for each segment excludes certain expenses managed outside the operating segments consisting primarily of stock-based compensation expense. Operating income is not reported by operating segment because operating expenses include significant shared expenses and other costs that are managed outside of the operating segments. Such operating expenses include various corporate expenses such as stock-based compensation expense, corporate sales and marketing expenses, income taxes, various nonrecurring charges, and other separately managed general and administrative expenses.

Summary gross profit information, excluding stock-based compensation expense, for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fiery
Revenue	$54,473	$40,210	$107,460	$89,315
Gross profit	36,368	26,704	71,419	60,358
Gross profit percentages	66.8%	66.4%	66.5%	67.6%
Inkjet
Revenue	$50,190	$36,461	$94,028	$68,561
Gross profit	14,561	10,948	28,760	20,295
Gross profit percentages	29.0%	30.0%	30.6%	29.6%
APPS
Revenue	$14,454	$13,439	$28,459	$28,379
Gross profit	10,309	9,422	20,085	19,600
Gross profit percentages	71.3%	70.1%	70.6%	69.1%

A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

Segment gross profit	$61,238	$47,074	$120,264	$100,253
Stock-based compensation expense	(275)	(303)	(529)	(554)

Gross profit	$60,963	$46,771	$119,735	$99,699

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

June 30, 2010	Fiery	Inkjet	APPS
Goodwill	$53,249	$36,508	$32,513
Identified intangible assets, net	—	38,816	9,600
Tangible assets, net of liabilities	40,808	70,933	3,450

Net tangible and intangible assets	$94,057	$146,257	$45,563

December 31, 2009
Goodwill	$53,249	$36,508	$33,083
Identified intangible assets, net	—	43,442	11,007
Tangible assets, net of liabilities	43,333	82,331	1,865

Net tangible and intangible assets	$96,582	$162,281	$45,955

Segment assets exclude corporate assets, such as cash, short-term and long-term investments, and taxes payable.

Information about Geographic Areas

Our revenues originate in the U.S., Netherlands, Germany, and Japan. We report revenues by geographic area based on ship-to destinations. Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain.

The following is a breakdown of revenues by sales origin for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Americas	$69,718	$52,702	$132,340	$109,165
Europe, Middle East and Africa	36,581	27,257	67,989	55,224
Japan	8,854	6,326	21,948	16,018
Other International Locations	3,964	3,825	7,670	5,848

Total Revenue	$119,117	$90,110	$229,947	$186,255

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge economic exposures as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our consolidated balance sheet. As permitted, foreign exchange contracts with a notional amount of $2.0 million and a net asset/liability fair value that is immaterial have been designated for hedge accounting treatment. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our primary exposures are related to non-U.S. dollar-denominated sales in Europe and Japan and operating expenses in Europe, India, and Japan. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees. As of June 30, 2010, we had not entered into hedges against any other currency exposures, but as these exposures grow we may consider hedging against currency movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure.

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

Our foreign currency derivative contracts have been designated as cash flow hedges of our Indian rupee operating expense exposure. The changes in fair value of these contracts are reported as a component of accumulated other comprehensive income and re-classified to operating expenses in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the consolidated statement of operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. As of June 30, 2010, the net asset/liability fair value of these contracts was immaterial.

11. Restructuring and Other

We recorded restructuring and other charges of $1.0 and $3.0 million for the three and six months ended June 30, 2010, respectively, and $3.5 and $10.0 million for the three and six months ended June 30, 2009, respectively, primarily consisting of restructuring, severance, asset impairment, and charges to downsize our facilities. Restructuring and severance charges of $0 and $1.6 million related to head count reductions of zero and 64 for the three and six months ended June 30, 2010, respectively, and $2.7 million and $6.3 million related to head count reductions of 92 and 189 for the three and six months ended June 30, 2009, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Asset impairment of $0.3 and $0.7 for the three and six months ended June 30, 2010, respectively, and $0.3 and $3.2 million for the three and six months ended June 30, 2009, respectively, primarily related to equipment made redundant as a result of abandoned projects in the Inkjet operating segment.

Restructuring and other charges includes charges to downsize one facility during the second quarter of 2010, two facilities during the second quarter of 2009, and initial costs incurred to integrate our Radius acquisition (see Note 14 of our Notes to Condensed Consolidated Financial Statements). Reserves for facility-related restructuring costs increased by $0.6 million during the current quarter primarily due to a decrease in estimated sublease income necessitated by continuing weakness in the commercial real estate market where these facilities are located.

In recent quarters, we announced restructuring plans to better align our costs with revenue levels due to the current economic environment. These reductions are one of many cost reduction actions undertaken to lower our quarterly operating expense run rate. The restructuring plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 820, Fair Value Measurements and Disclosures, which became effective with respect to restructuring-related liabilities initially in the first quarter of 2009.

Restructuring and other reserve activities for the six months ended June 30, 2010 and 2009 are summarized as follows (in thousands):

	Six months ended June 30,
	2010	2009
Reserve balance at January 1,	$2,796	$3,847
Restructuring charges	1,410	5,927
Other charges	1,611	4,033
Non-cash asset impairment	(685)	(2,334)
Cash payments	(2,868)	(7,016)

Reserve balance at June 30,	$2,264	$4,457

12. Common Stock Repurchase Programs

In February 2009, our Board of Directors authorized a repurchase of $100 million of our outstanding common stock, including a $30 million ASR, by utilizing a portion of the proceeds from the January 2009 sale of building and land. The purpose of the ASR was to combine the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of a disciplined daily open market stock repurchase program.

On February 18, 2009, we entered into an agreement with UBS AG, London branch, (“UBS”) to repurchase $30 million of our outstanding common stock under the ASR program. In March 2009, 2.8 million shares were delivered by UBS representing the minimum number of shares to be delivered under the ASR agreement. Upon the discretion of UBS, the ASR concluded in August 2009 with the delivery of 87 thousand shares. We are not obligated to issue or transfer any shares to UBS or make any payment to UBS beyond the $30 million payment made in the first quarter of 2009. Transaction costs of $0.1 million were incurred under the ASR.

In October 2009, our Board of Directors approved the repurchase of $70 million of our common stock through the use of a “modified Dutch auction” tender offer by utilizing the balance of the previously authorized $100 million share repurchase program. The tender offer closed on December 24, 2009 resulting in the repurchase of 5.5 million shares at a cost of $70.6 million, which included $0.6 million of direct transaction costs. All shares received from the ASR and the tender offer were recorded as additional treasury stock accounted for under the cost method thereby reducing shares outstanding. Our buyback program is limited by SEC regulations and by compliance with our insider trading policy.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. Employees surrendered 8 and 136 thousand shares for an aggregate purchase price of $0.1 and $1.6 million for the three and six months ended June 30, 2010, respectively, and 3 and 27 thousand shares for an aggregate purchase price of $0.1 and $0.2 million for the three and six months ended June 30, 2009, respectively. These repurchased shares are recorded as treasury stock and are accounted for under the cost method. None of the shares of common stock that we have repurchased have been cancelled.

13. Sale of Building and Land

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.5 million to Gilead Sciences, Inc. (“Gilead”). The property sold included an approximately 163,000 square foot building at 301 Velocity Way as well as approximately 30 acres of land. At March 31, 2009, gain was not recognized with respect to $0.9 million representing the portion of the sales proceeds that remained in escrow pending the outcome of certain requirements mutually agreed upon at closing. Conditions precedent to the receipt of a portion of the funds held in escrow were resolved during the second quarter of 2009, resulting in gain recognition of $0.7 million.

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

14. Subsequent Event

As previously disclosed, we had entered into an agreement to acquire privately held Golflane Limited (“Golflane”), a UK private limited company, the parent holding company of Radius Solutions Incorporated (“Radius”) for approximately $14.4 million in cash, plus an additional future cash earn out contingent on achieving certain performance targets. Radius is a print management software company that provides PMIS solutions for the packaging industry. The transaction closed on July 2, 2010.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q , including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events or changes in factors or assumptions affecting such forward-looking statements.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Results of Operations

The following table sets forth items in our condensed consolidated statements of operations as a percentage of total revenue for the three and six months ended June 30, 2010 and 2009. These operating results are not necessarily indicative of our results for any future period.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	100%	100%	100%	100%
Gross Profit	51	52	52	54
Operating expenses:
Research and development	21	31	22	31
Sales and marketing	22	29	22	27
General and administrative	7	8	8	9
Restructuring and other	1	4	1	5
Amortization of identified intangibles	2	6	3	7

Total operating expenses	53	78	56	79

Income (loss) from operations	(2)	(26)	(4)	(25)
Interest and other income (expense), net	(2)	2	(2)	1
Gain on sale of building and land	—	1	—	43

Income (loss) before income taxes	(4)	(23)	(6)	19
Benefit from (provision for) income taxes	2	8	—	(12)

Net income (loss)	(2)%	(15)%	(6)%	7%

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

On a sequential basis, revenue performance in the second quarter of 2010 was $8.3 million, or 7.5%, higher than first quarter 2010 results. Inkjet revenues increased due to sales of new products as well as increased demand for UV printers due to acceleration of the transition from solvent to UV technology during the quarter.

Revenues by Operating Segment

Our revenues by operating segment for the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three months ended June 30,
		Percent		Percent	Change
	2010	of total	2009	of total	$	%
Fiery	$54,473	46%	$40,210	45%	$14,263	35%
Inkjet	50,190	42	36,461	40	13,729	38
APPS	14,454	12	13,439	15	1,015	8

Total revenue	$119,117	100%	$90,110	100%	$29,007	32%

Fiery Revenues

Fiery revenues increased 35% in the second quarter of 2010 compared to the same period in 2009 primarily from new products introduced by our OEM customers. We have experienced continued strong demand for our most advanced digital controllers in the high-end production market.

Inkjet Revenues

Inkjet revenues increased by 38% in the second quarter of 2010 compared to the same period in 2009 due to sales of the recently launched GS5000r and GS2000 printers during the quarter and significantly increased UV printer and ink sales. Coming out of the 2009 downturn, the transition from solvent to UV printers has accelerated. The UV ink and service part sales increase reflects the high utilization that UV printers are experiencing in the field, which is partially offset by decreased solvent printer installed base demand, also measured by solvent ink usage and service parts.

APPS Revenues

APPS revenues increased by 8% in the second quarter of 2010 compared to the same period in 2009 primarily due to increased PMIS revenues attributable to the Monarch and Web-to-Print Direct product lines.

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

Our revenues by operating segment for the six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Six months ended June 30,
	2010	Percent of total	2009	Percent of total	Change
					$	%
Fiery	$107,460	47%	$89,315	48%	$18,145	20%
Inkjet	94,028	41	68,561	37	25,467	37
APPS	28,459	12	28,379	15	80	—

Total revenue	$229,947	100%	$186,255	100%	$43,692	23%

Fiery Revenues

Fiery revenues increased by 20% during the six months ended June 30, 2010 compared to the same period in 2009 resulting primarily from new products introduced by our OEM customers.

Inkjet Revenues

Inkjet revenues increased by 37% during the six months ended June 30, 2010 compared to the same period in 2009 due primarily to new printers launched during the year, the accelerating transition from solvent to UV technology, and increased UV ink sales.

APPS

APPS revenues were comparable to the first six months of 2009.

Revenues by Geographic Area

Our revenues by geographic area for the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three months ended June 30,
	2010	Percent of total	2009	Percent of total	Change
					$	%
Americas	$69,718	59%	$52,702	58%	$17,016	32%
EMEA	36,581	31	27,257	30	9,324	34
Japan	8,854	7	6,326	7	2,528	40
Other international locations	3,964	3	3,825	5	139	4

Total revenue	$119,117	100%	$90,110	100%	$29,007	32%

Americas revenues increased 32% for the three months ended June 30, 2010 compared to the same period in 2009, primarily due to increased Inkjet revenues and, to a lesser extent, increased Fiery revenues. Inkjet revenues were bolstered by the solvent to UV transition and new product launches, while Fiery revenues benefited primarily from new OEM product launches.

Europe, Middle East, and Africa (“EMEA”) revenues increased 34% for the three months ended June 30, 2010 compared to the same period in 2009, primarily due to increased Fiery revenues and, to a lesser extent, increased Inkjet revenues. Fiery revenues benefited from OEM product launches, while Inkjet benefited from the transition to UV technology, but at a slower pace than in the Americas.

Japan revenues increased 40% for the three months ended June 30, 2010 compared to the same period in 2009, as a result of improved Fiery revenues, which benefited from new OEM product launches. Fiery constitutes 87% of Japan revenues.

Other international location revenues increased 4% for the three months ended June 30, 2010 compared to the same period in 2009, primarily due to increased Inkjet revenues.

Fiery product revenues in the second quarter of 2010 represented 39%, 50%, 87%, and 30% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 41%, 42%, 91%, and 31% in the same quarter of 2009.

Inkjet product revenues in the second quarter of 2010 represented 43%, 45%, 12%, and 62% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 37%, 52%, 8%, and 61% in the same quarter of 2009.

APPS revenues in the second quarter of 2010 represented 18%, 5%, 1%, and 8% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 22%, 6%, 1%, and 8% in the same quarter of 2009.

Our revenues by geographic area for the six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Six months ended June 30,
	2010	Percent of total	2009	Percent of total	Change
					$	%
Americas	$132,340	58%	$109,165	59%	$23,175	21%
EMEA	67,989	30	55,224	30	12,765	23
Japan	21,948	9	16,018	9	5,930	37
Other international locations	7,670	3	5,848	2	1,822	31

Total revenue	$229,947	100%	$186,255	100%	$43,692	23%

Americas accounted for 21% of the overall increase in revenues for the six months ended June 30, 2010 compared to the same period in 2009, primarily due to increased Inkjet revenues as this segment benefits from the transition from solvent to UV technology through sales of the GS Series product. Americas revenues benefited to a lesser extent from new OEM product launches in the Fiery segment.

EMEA revenues increased by 23% primarily due to new OEM product launches in the Fiery segment and the impact of the solvent to UV technology shift in the Inkjet segment.

Japan increased 37% in revenue as a result of increased demand for our Fiery products.

Other international locations increased by 31% in revenue primarily due to increased Inkjet revenues.

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

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the six months ended June 30, 2010, two customers – Ricoh and Xerox – each provided more than 10% of our revenue individually and approximately 28% of revenue in the aggregate. For the six months ended June 30, 2009, two customers – Canon and Xerox – each provided more than 10% of our revenue individually and approximately 26% of revenue in the aggregate.

The increasing reliance on revenues from our major OEM partners is attributable to the increase in the Fiery operating segment where most revenue is generated from OEM customers. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number OEM customers or the size of existing OEM relationships. Several OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations with most of our OEMs to purchase our products at all, or in significant amounts. Such reductions have occurred in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenues from Inkjet and APPS, the percentage of our revenue that comes from individual OEMs will decrease.

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

Gross Profit

Gross profits by operating segment, excluding stock-based compensation, for the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30, 2010
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$54,473	$50,190	$14,454	$—	$119,117
Cost of revenue	18,105	35,629	4,145	275	58,154

Gross profit	$36,368	$14,561	$10,309	$(275)	$60,963

Gross profit percentages	66.8%	29.0%	71.3%		51.2%

	Three Months Ended June 30, 2009
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$40,210	$36,461	$13,439	$—	$90,110
Cost of revenue	13,506	25,513	4,017	303	43,339

Gross profit	$26,704	$10,948	$9,422	$(303)	$46,771

Gross profit percentages	66.4%	30.0%	70.1%		51.9%

For the three months ended June 30, 2010, our gross profit percentage was 51.2% compared to 51.9% for the same period in 2009. The decrease in the overall gross profit percentage was primarily due to the $2.3 million write-off of excess solvent inventories as a result of the transition from solvent to UV technology, which has recently proceeded at a faster pace than expected. The gross profit percentage would have been 53.1% if not for this charge. In addition, there was a mix shift toward our lower gross profit Inkjet product lines. Inkjet gross profit percentages are significantly less than Fiery and APPS gross profit percentages.

For the three months ended June 30, 2010, the Fiery gross profit percentage was 66.8% compared to 66.4% for the same period in 2009. The Fiery gross profit percentage increased due to higher gross profit percentages on new products launched during the quarter.

For the three months ended June 30, 2010, the Inkjet gross profit percentage was 29.0% compared to 30.0% for the same period in 2009. If not for the charge for excess solvent inventories, the Inkjet gross profit percentage would have increased to 33.6%. The increased Inkjet gross profit percentage was due to fixed manufacturing costs being spread over higher Inkjet revenue and higher selling prices for new products launched in 2010.

For the three months ended June 30, 2010, the APPS gross profit percentage was 71.3% compared to 70.1% for the same period in 2009. The APPS gross profit percentage improved from the same quarter in 2009 primarily due to higher Monarch and Pace gross profits.

Gross profit by operating segment, excluding stock-based compensation, for the six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Six Months Ended June 30, 2010
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$107,460	$94,028	$28,459	$—	$229,947
Cost of revenue	36,041	65,268	8,374	529	110,212

Gross profit	$71,419	$28,760	$20,085	$(529)	$119,735

Gross profit percentage	66.5%	30.6%	70.6%		52.1%

	Six Months Ended June 30, 2009
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$89,315	$68,561	$28,379	$—	$186,255
Cost of revenue	28,957	48,266	8,779	554	86,556

Gross profit	$60,358	$20,295	$19,600	$(554)	$99,699

Gross profit percentage	67.6%	29.6%	69.1%		53.5%

For the six months ended June 30, 2010, our gross profit percentage was 52.1% compared to 53.5% for the same period in 2009. The decrease in the overall gross profit percentage was primarily due to the $2.3 million write-off of excess solvent inventories as a result of the transition from solvent to UV technology, which has recently proceeded at a faster pace than expected. The gross profit percentage would have been 53.1% if not for this charge. In addition, there was a mix shift toward our lower gross profit Inkjet product lines. Inkjet gross profit percentages are significantly less than Fiery and APPS gross profit percentages.

For the six months ended June 30, 2010, the Fiery gross profit was 66.5% compared to 67.6% for the same period in 2009. The gross profit percentage in the Fiery operating segment declined primarily due to product mix.

For the six months ended June 30, 2010, the Inkjet gross profit percentage was 30.6% compared to 29.6% for the same period in 2009. If not for the charge for excess solvent inventories, the Inkjet gross profit percentage would have increased to 33.0%. The increased Inkjet gross profit percentage was due to fixed manufacturing costs being spread over higher Inkjet revenue and higher selling prices for new products launched in 2010.

For the six months ended June 30, 2010, the APPS gross profit percentage was 70.6% compared to 69.1% for the same period in 2009. The gross profit percentage in the APPS operating segment improved primarily due to product mix.

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

Stock-based Compensation

Stock-based compensation expenses were $3.3 and $4.9 million, respectively, for the three months ended June 30, 2010 and 2009. The decrease in stock-based compensation expense of $1.6 million, or 33%, was primarily due to less equity awards granted in the current year. As explained in more detail below, amortization of stock-based compensation expense under the graded vesting method results in more significant expense in the initial years of vesting.

Stock-based compensation expenses were $7.2 and $8.4 million, respectively, for the six months ended June 30, 2010 and 2009. The decrease in stock-based compensation expense of $1.2 million, or 14%, was primarily due to less equity awards granted in the current year. As explained in more detail below, amortization of stock-based compensation expense under the graded vesting method results in more significant expense in the initial years of vesting.

We account for stock-based payment awards in accordance with ASC 718, Stock Compensation, which requires stock-based compensation expense to be recognized based on the fair value of such awards on the date of grant. We amortize compensation cost on a graded vesting basis over the vesting period, after assessing the probability of achieving requisite performance criteria with respect to performance-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. This has the impact of greater stock-based compensation expense during the initial years of the vesting period.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2010 and 2009 (in thousands) were as follows:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Research and development	$24,829	$27,799	$(2,970)	(11)%	$50,958	$57,108	$(6,150)	(11)%
Sales and marketing	26,144	25,706	438	2	51,247	49,893	1,354	3
General and administrative	8,879	7,855	1,024	13	18,856	16,890	1,966	12
Restructuring and other	1,010	3,532	(2,522)	(71)	3,021	9,960	(6,939)	(70)
Amortization of identified intangibles	2,928	5,482	(2,554)	(47)	5,857	12,423	(6,566)	(53)

Total operating expenses	$63,790	$70,374	$(6,584)	(9)%	$129,939	$146,274	$(16,335)	(11)%

Operating expenses, including restructuring and other charges, amortization of intangible assets, and stock-based compensation, decreased by $6.6 million and, as a percentage of revenue, were 53% and 78% for the three months ended June 30, 2010 and 2009, respectively. Operating expenses, including restructuring and other charges, amortization of intangible assets, and stock-based compensation, decreased by $16.3 million and, as a percentage of revenue, were 56% and 79% for the six months ended June 30, 2010 and 2009, respectively.

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

Research and development expenses for the three months ended June 30, 2010 totaled $24.8 million, or 21% of revenue, compared to $27.8 million, or 31% of revenue, for the three months ended June 30, 2009, a decrease of $3.0 million, or 11%. Personnel-related expenses decreased by $1.1 million primarily due to head count, salary, and consulting expense reductions, partially offset by increased travel expense. Stock-based compensation expense decreased by $0.9 million due to less equity awards issued during the last twelve months amortized under the graded vesting method. Prototypes, non-recurring engineering, and related supplies decreased by $0.8 million due to a more streamlined design effort. The remaining $0.2 million reduction in research and development expenses primarily relates to facility downsizing achieved during the last year and cost reductions achieved by focused efforts on key initiatives in all areas.

Research and development expenses for the six months ended June 30, 2010 totaled $51.0 million, or 22% of revenue, compared to $57.1 million, or 31% of revenue, for the six months ended June 30, 2009, a decrease of $6.1 million, or 11%. Personnel-related expenses decreased by $2.8 million primarily due to head count, salary, and consulting expense reductions, as well as temporary suspension of our matching of employee 401(k) contributions, partially offset by decreased utilization of vacation balances and increased travel expense. Stock-based compensation expense decreased by $1.1 million due to less equity awards issued during the last twelve months amortized under the graded vesting method. Prototypes, non-recurring engineering, and related supplies decreased by $1.0 million due to a more streamlined design effort. The remaining $1.2 million reduction in research and development expenses relates to facility downsizing achieved during the last year and cost reductions achieved by focused efforts on key initiatives in all areas.

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

Sales and marketing expenses for the three months ended June 30, 2010 totaled $26.1 million, or 22% of revenue, compared to $25.7 million, or 29% of revenue, for the three months ended June 30, 2009, an increase of $0.4 million, or 2%. Personnel-related expenses increased by $0.9 million primarily due to increased consulting, as well as increased variable compensation expense consisting of increased commission payments resulting from increased revenues, partially offset by decreased personnel-related expenses due to head count and salary reductions. Travel expenses increased by $0.2 million primarily due to increased trade show activity. Because the printing industry has begun to recover, we have increased trade show and marketing program spending by $1.1 million. Stock-based compensation expense decreased by $0.5 million due to less equity awards issued during the last twelve months amortized under the graded vesting method. The remaining $1.3 million reduction in sales and marketing expenses relates to facility downsizing achieved during the last year and focused efforts on cost reduction.

Sales and marketing expenses for the six months ended June 30, 2010 totaled $51.2 million, or 22% of revenue, compared to $49.9 million, or 27% of revenue, for the six months ended June 30, 2009, an increase of $1.3 million, or 3%. Personnel-related expenses increased by $2.0 million primarily due to variable compensation expense consisting of increased commission payments resulting from increased revenues, decreased utilization of vacation balances, and increased consulting, partially offset by decreased personnel-related expenses due to head count and salary reductions and temporary suspension of our matching of employee 401(k) contributions. Travel expenses increased by $0.4 million primarily due to increased trade show activity. Because the printing industry has begun to recover, we have increased trade show and marketing program spending by $1.7 million. Stock-based compensation expense decreased by $0.3 million due to less equity awards issued during the last twelve months amortized under the graded vesting method. The remaining $2.5 million reduction in sales and marketing expenses relates to facility downsizing achieved during the last year and focused efforts on cost reduction.

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

General and administrative expenses for the three months ended June 30, 2010 totaled $8.9 million, or 7% of revenue, compared to $7.9 million, or 8% of revenue, for the three months ended June 30, 2009, an increase of $1.0 million, or 13%. Stock-based compensation expense decreased by $0.2 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. Consistent with the new accounting guidance with respect to business combinations, acquisition-related costs of $0.5 million were expensed during the three months ended June 30, 2010 in connection with our previously announced acquisition of Radius. Remaining expense increases relate primarily to facilities and travel expenses.

General and administrative expenses for the six months ended June 30, 2010 totaled $18.9 million, or 8% of revenue, compared to $16.9 million, or 9% of revenue, for the six months ended June 30, 2009, an increase of $2.0 million, or 12%. Stock-based compensation expense increased by $0.2 million due to the increase in equity awards issued during the last twelve months amortized under the graded vesting method. Consistent with the new accounting guidance with respect to business combinations, acquisition-related costs of $1.1 million were expensed during the six months ended June 30, 2010 in connection with our previously announced acquisition of Radius. Remaining expense increases relate primarily to facilities and travel expenses.

Restructuring and Other

Restructuring and other consists primarily of restructuring, severance, asset impairment, and integration costs.

Restructuring and other for the three months ended June 30, 2010 totaled $1.0 million compared to $3.5 million for the three months ended June 30, 2009, a decrease of $2.5 million. Restructuring and other included no severance cost during the three months ended June 30, 2010. Severance costs of $2.7 million related to head count reductions of 92 were incurred during the three months ended June 30, 2009. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Asset impairment costs were incurred of $0.3 and $0.3 million for the three months ended June 30, 2010 and 2009, respectively. Restructuring and other includes charges to downsize one facility during the second quarter of 2010, two facilities during the second quarter of 2009, and initial costs incurred during the second quarter of 2010 to integrate our Radius acquisition. Reserves for facility-related restructuring costs were increased by $0.6 million during the second quarter of 2010 primarily due to a decrease in estimated sublease income necessitated by continuing weakness in the commercial real estate market where these facilities are located.

Restructuring and other for the six months ended June 30, 2010 totaled $3.0 million compared to $10.0 million for the six months ended June 30, 2009, a decrease of $7.0 million. Restructuring and other charges include severance costs of $1.6 and $6.3 million related to head count reductions of 64 and 189 for the six months ended June 30, 2010 and 2009, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Asset impairment of $0.7 and $3.2 million for the six months ended June 30, 2010 and 2009, respectively, primarily related to equipment made redundant as a result of abandoned projects in the Inkjet operating segment. Restructuring and other includes charges to downsize one facility during the second quarter of 2010, two facilities during the second quarter of 2009, and initial costs incurred during the second quarter of 2010 to integrate our Radius acquisition. Reserves for facility-related restructuring costs were increased by $0.6 million during the second quarter of 2010 primarily due to a decrease in estimated sublease income necessitated by continuing weakness in the commercial real estate market where these facilities are located.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended June 30, 2010 totaled $2.9 million, or 2% of revenue, compared to $5.5 million, or 6% of revenue, for the three months ended June 30, 2009, a decrease of $2.6 million, or 47%. Amortization of identified intangibles for the six months ended June 30, 2010 totaled $5.9 million, or 3% of revenue, compared to $12.4 million, or 7% of revenue, for the six months ended June 30, 2009, a decrease of $6.5 million, or 53%.

These decreases are primarily due to several intangible assets that became fully amortized during 2009.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes interest income, net, gains and losses from sales from our cash and short-term investments, and net foreign currency transaction gains and losses on our operating activities.

Interest and other income (expense), net, for the three months ended June 30, 2010 and 2009 was $(1.8) and $2.0 million, respectively. Interest income for the three months ended June 30, 2010 and 2009 was $0.4 and $1.0 million, respectively. The decrease in interest income of $0.6 million was driven by lower interest income on our investments as a result of lower investment balances and interest rates as we sold a substantial portion of our investment portfolio during 2009 to generate cash for the repurchase of our common stock under the ASR during the first quarter of 2009 and the tender offer during the fourth quarter of 2009.

We had net realized investment losses of $0 and $0.3 million during the three months ended June 30, 2010 and 2009, respectively, consisting of gains on our investments in marketable securities of $0 and $0.1 million, offset by losses on our equity method investments of $0 and $0.4 million.

Realized and unrealized foreign exchanges gains (losses) were $(2.2) and $1.3 million for the three months ended June 30, 2010 and 2009, respectively. This $3.5 million fluctuation primarily results from deterioration in the value of the Euro and, to a lesser extent, from deterioration in the value of the British pound during the respective periods.

Interest and other income (expense), net, for the six months ended June 30, 2010 and 2009 was $(4.1) and $1.5 million, respectively. Interest income for the six months ended June 30, 2010 and 2009 was $0.9 and $2.2 million, respectively. The decrease in interest income of $1.3 million was driven by lower interest income on our investments as a result of lower investment balances and interest rates as we sold a substantial portion of our investment portfolio during 2009 to generate cash for the repurchase of our common stock under the ASR during the first quarter of 2009 and the tender offer during the fourth quarter of 2009.

We had net realized investment gains of $0.3 million and net realized investment losses of $0.7 million for the six months ended June 30, 2010 and 2009, respectively, consisting of gains on our investments in marketable securities of $0.3 and $0.1 million, offset by losses on our equity method investments of $0 and $0.8 million.

Realized and unrealized foreign exchange gains (losses) were $(5.3) and $0.1 million for the six months ended June 30, 2010 and 2009, respectively. This $5.4 million fluctuation primarily results from deterioration in the value of the Euro and, to a lesser extent, from deterioration in the value of the British pound during the respective periods.

Sale of Building and Land

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.5 million to Gilead. The property sold included an approximately 163,000 square foot building at 301 Velocity Way as well as approximately 30 acres of land. At March 31, 2009, gain was not recognized with respect to $0.9 million representing the portion of the sales proceeds that remained in escrow pending the outcome of certain requirements mutually agreed upon at closing. Conditions precedent to the receipt of a portion of the funds held in escrow were resolved during the second quarter of 2009, resulting in gain recognition of $0.7 million. Direct transaction costs consist primarily of broker commissions, documentary transfer and title costs, legal fees, and other expenses. The cost of the land, building, and improvements accounted for as Assets Held for Sale at December 31, 2008 were included in the determination of the $80.0 million gain on sale of building and land for the six months ended June 30, 2009.

Income (Loss) Before Income Taxes

For the three months ended June 30, 2010, pretax net loss of $4.6 million includes $7.9 million of U.S. pretax net loss and $3.3 million of foreign pretax net income. The pretax net loss attributable to U.S. operations was impacted by the amortization of identified intangibles of $2.8 million, stock-based compensation expense of $3.3 million, restructuring and other expenses of $0.4 million, acquisition-related costs of $0.5 million, and a charge for excess solvent inventories of $0.9 million. The pretax net income attributable to foreign operations was impacted by the amortization of identified intangibles of $0.1 million, restructuring and other expenses of $0.6 million, and a charge for excess solvent inventories of $1.4 million.

For the six months ended June 30, 2010, pretax net loss of $14.3 million includes $12.7 and $1.6 million of U.S. and foreign pretax net loss, respectively. The pretax net loss attributable to U.S. operations was impacted by amortization of identified intangibles of $5.7 million, stock-based compensation expense of $7.2 million, restructuring and other costs of $2.1 million, acquisition-related costs of $1.1 million, and a charge for $0.9 million of excess solvent inventories. The pretax net loss attributable to foreign operations was impacted by the amortization of identified intangibles of $0.2 million, restructuring and other expenses of $1.0 million, and a charge for excess solvent inventories of $1.4 million.

For the three months ended June 30, 2009 pretax net loss of $21.0 million includes $18.7 and $2.3 million of U.S. and foreign pretax net loss, respectively. The pretax net loss attributable to U.S. operations was impacted by $0.6 million gain on sale of building and land, offset by the amortization of identified intangibles of $5.3 million, stock-based compensation expense of $4.9 million, and restructuring and other expenses of $3.2 million. The pretax net loss attributable to foreign operations was impacted by the amortization of identified intangibles of $0.2 million and restructuring and other expenses of $0.3 million.

For the six months ended June 30, 2009, pretax net income of $34.9 million includes $41.7 million of U.S. pretax net income and $6.8 million of foreign pretax net loss. The pretax net income attributable to U.S. operations was impacted by the $80.0 million gain on sale of building and land, offset by the amortization of identified intangibles of $12.1 million, stock-based compensation expense of $8.4 million, and restructuring and other expenses of $9.0 million. The pretax net loss attributable to foreign operations was impacted by the amortization of identified intangibles of $0.3 million and restructuring and other expenses of $1.0 million.

Income Taxes

For the second quarter of 2010, we recorded a tax benefit of $2.1 million compared to $7.7 million for the same period in 2009. The tax benefit for the second quarter of 2010 included credits of $0.4 million related to a charge for excess solvent inventories and related end-of-life purchases, $0.3 million related to restructuring and severance costs, $0.1 million related to asset impairment charges, and $0.1 million related to tax deductions resulting from ESPP dispositions. The tax benefit for the second quarter of 2010 also included a charge of $0.2 million related to potential interest related to future tax assessments. The tax benefit for the second quarter of 2009 included credits of $1.3 million related to restructuring and severance costs and $0.1 million related to asset impairment charges. The second quarter 2009 tax benefit also included charges of $0.3 million related to the gain on sale of building and land and $0.3 million related to tax shortfalls recorded pursuant to ASC 718-740. Without the discrete charges and benefits described above, the decrease in our second quarter’s tax benefit in 2010 compared to 2009, is due primarily to the expiration of the federal research and development credit and a decrease in the loss before income taxes.

For the six months ended June 30, 2010, we recorded a tax benefit of $0.4 million compared to a tax provision of $21.5 million for the same period in 2009. For the first two quarters of 2010, the tax benefit included charges of $2.7 million related to tax shortfalls recorded pursuant to ASC 718-740 and $0.3 million related to potential interest related to future tax assessments. The tax benefit for the first two quarters of 2010 also included credits of $0.9 million related to restructuring and severance costs, $0.4 million related to a charge for excess solvent inventories and related end-of-life purchases, $0.3 million related to asset impairment charges, and $0.3 million related to tax deductions resulting from ESPP dispositions. For the first two quarters of 2009, the tax provision included charges of $32.3 million related to the gain on sale of building and land, $3.2 million tax shortfalls recorded pursuant to ASC 718-740, and $0.2 million related to potential interest related to future tax assessments. The tax provision for the first two quarters of 2009 also included credits of $2.7 million related to restructuring and severance costs, $1.3 million related to asset impairment charges, and $0.3 million related to our reassessment of interest payments related to the 2002-2004 IRS audit. The decrease in our tax benefit in 2010 compared to 2009, without the discrete charges and benefits described above, is due primarily to the expiration of the federal research and development credit and a decrease in the loss before income taxes.

Primary differences in 2010 and 2009 between our recorded tax provision rate and the U.S. statutory rate of 35% for both includes tax benefits associated with credits for research and development costs for 2009 and the tax effects of charges related to stock-based compensation recorded pursuant to ASC 718-740, which are non-deductible for tax purposes.

Unaudited Non-GAAP Financial Information

To supplement our GAAP consolidated financial results, we use non-GAAP measures of net income (loss) and earnings per diluted share, which are GAAP net income (loss) and GAAP earnings per diluted share adjusted to exclude certain recurring and non-recurring costs, expenses, and gains.

We believe that the presentation of non-GAAP net income (loss) and non-GAAP earnings per diluted share provides important supplemental information to management and investors regarding non-cash expenses and significant recurring and non-recurring items that we believe are important to understanding our financial and business trends relating to our financial condition and results of operations. Non-GAAP net income (loss) and non-GAAP earnings per diluted share are among the primary indicators used by management as a basis for planning and forecasting future periods and by management and our Board of Directors to determine whether our operating performance has met specified targets and thresholds. Management uses non-GAAP net income (loss) and non-GAAP earnings per diluted share when evaluating operating performance because it believes the exclusion of the items described below, for which the amounts and/or timing may vary significantly depending upon our activities and other factors, facilitates comparability of our operating performance from period to period. We have chosen to provide this information to investors so they can analyze our operating results in the same way that management does and use this information in their assessment of our business and valuation.

We compute non-GAAP net income (loss) and non-GAAP earnings per diluted share by adjusting GAAP net income (loss) and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles, recurring stock-based compensation expense, as well as restructuring-related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include excess solvent inventories and related end-of-life purchases, project abandonment costs, asset impairment charges, certain legal settlements, our sale of certain real estate assets, acquisition-related transaction costs and legal expenses, and costs to integrate such acquisitions into our business. Examples of these excluded items are:

•	Recurring charges and gains, including:
¡	Amortization of acquisition-related intangibles. Intangible assets acquired to date are being amortized on a straight-line basis.

¡	Stock-based compensation expense is recognized in accordance with ASC 718, Stock Compensation.

•	Non-recurring charges and gains, including:
¡	Excess solvent inventories and related end-of-life purchases.

¡	Acquisition-related transaction costs and legal expenses associated with the acquisition of Golflane, a UK private limited company, the parent holding company of Radius, which closed on July 2, 2010.

¡	Restructuring and Other consists of:

–	Restructuring related charges. We have incurred restructuring charges as we reduce the number and size of our facilities and the size of our workforce.

–	Asset impairment consisting primarily of equipment and non-cancellable purchase orders incurred relating to a planned product that was cancelled, a facility closure, and the write-off of a private minority investment.

–	Initial integration expenses required to integrate Radius into our business.

¡

Gain on sale of building and land. On January 29, 2009, we sold a portion of our Foster City, California campus for a final amount of $137.3 million to Gilead resulting in a gain on sale of approximately $80.0 million as of June 30, 2009.

•

Tax effect of these adjustments. After removing the non-GAAP items, we apply the principles of ASC 740, Income Taxes, to estimate the non-GAAP income tax provision in each jurisdiction in which we operate.

These non-GAAP measures are not in accordance with or an alternative to GAAP and may be materially different from other non-GAAP measures, including similarly titled non-GAAP measures, used by other companies. The presentation of this additional information should not be considered in isolation from, as a substitute for, or superior to, net income (loss) or earnings per diluted share prepared in accordance with GAAP. Non-GAAP financial measures have limitations in that they do not reflect certain items that may have a material impact on our reported financial results. We expect to continue to incur expenses of a nature similar to the non-GAAP adjustments described above, and exclusion of these items from our non-GAAP net income (loss) and non-GAAP earnings per diluted share should not be construed as an inference that these costs are unusual, infrequent, or non-recurring.

RECONCILIATION OF GAAP NET INCOME (LOSS) TO NON-GAAP NET INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share data)	2010	2009	2010	2009
Net income (loss)	$(2.5)	$(13.3)	$(13.9)	$13.4

Excess solvent inventories and related end-of-life purchases	2.3	—	2.3	—
Amortization of identified intangibles	2.9	5.5	5.9	12.4
Stock-based compensation expense	3.3	4.9	7.2	8.4
Acquisition-related transaction costs and legal expenses	0.5	—	1.1	(0.1)
Restructuring and other	1.0	3.5	3.0	10.0
Gain on sale of building and land	—	(0.6)	—	(80.0)
Tax effect on non-GAAP net income (loss)	(3.5)	(6.1)	(1.7)	25.4

Non-GAAP net income (loss)	$4.0	$(6.1)	$3.9	$(10.5)

Non-GAAP net income (loss) per diluted share	$0.09	$(0.12)	$0.08	$(0.21)

Shares for purposes of computing diluted non-GAAP net income (loss) per share	46.5	49.0	46.4	50.2

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments increased by $9.0 million to $213.2 million as of June 30, 2010 from $204.2 million as of December 31, 2009. The increase was primarily due to cash provided by operating activities of $12.0 million, ESPP proceeds of $2.9 million, and proceeds from the exercise of stock options of $0.2 million, partially offset by payment of contingent consideration related to the Pace acquisition of $2.4 million, net settlement of RSUs for employee common stock-related tax liabilities of $1.6 million, capital expenditures of $1.4 million, and the payment of transaction costs of $0.6 million related to the tender offer concluded during the fourth quarter of 2009.

(in thousands)	June 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$117,360	$106,067	$11,293
Short term investments	95,879	98,134	(2,255)

Total cash, cash equivalents, and short-term investments	$213,239	$204,201	$9,038

	Six months ended June 30,
(in thousands)	2010	2009	Change
Net cash provided by (used for) operating activities	$12,005	$(15,484)	$27,489
Net cash provided by (used for) investing activities	(1,887)	46,427	(48,314)
Net cash provided by (used for) financing activities	1,234	(27,133)	28,367
Effect of foreign exchange rate changes on cash and cash equivalents	(59)	(49)	(10)

Increase in cash and cash equivalents	$11,293	$3,761	$7,532

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At June 30, 2010, cash, cash equivalents, and short term investments available totaled $213.2 million. Despite the current economic environment, we believe that our liquidity position and capital resources continue to remain sufficient to meet our operating and working capital needs.

We previously entered into an agreement to acquire Golflane, a UK private limited company, the parent holding company of Radius for approximately $14.4 million in cash, plus an additional future cash earn out contingent on achieving certain performance targets. Radius is a print management software company that provides PMIS solutions for the packaging industry. The transaction closed on July 2, 2010.

Operating Activities

During the first six months of 2010, our operating activities provided cash flows of $12.0 million.

Net loss of $13.9 million included non-cash charges and credits of $19.3 million, comprised primarily of $10.3 million in depreciation and amortization, $7.2 million of stock-based compensation expense, and $2.3 million of excess solvent inventories and related end-of-life purchases, offset by $0.5 million of other non-cash charges, credits, and provisions. The net change in operating assets and liabilities of $6.6 million consists primarily of decreases in accounts receivable and inventories of $4.9 and $3.2 million, respectively, and increases in accounts payable and accrued liabilities of $4.6 million, offset by increases in other current assets of $2.1 million and decreases in net taxes payable of $4.0 million.

Accounts Receivable

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) of accounts receivable. DSOs were 58 and 65 days at June 30, 2010 and December 31, 2009, respectively. We calculate DSO by dividing the net accounts receivable balance at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. The decrease in DSO was primarily due to improved collection efforts during the quarter. DSOs will vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As our percentage of APPS and Inkjet revenues increase, DSOs will trend higher. Our DSOs related to APPS software and Inkjet direct sales are traditionally higher than those related to Fiery OEM customers as, historically, OEMs have paid on a more timely basis.

Inventories, net

Our inventories are procured primarily to support the Inkjet and Fiery operating segments. Inventories decreased from $48.8 million at December 31, 2009 to $41.0 million at June 30, 2010. Inkjet inventories decreased by $7.0 million primarily due to the provision for inventory obsolescence, the write-off of excess solvent inventories and related end-of-life purchases, and raw material utilization. Inkjet raw materials had increased in advance of the new product launches that occurred toward the end of 2009 and the beginning of 2010. Inkjet raw materials have decreased subsequent to the new product launches.

Investing Activities

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $1.9 million during the six months ended June 30, 2010. We have classified our investment portfolio as “available-for-sale” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

During the second quarter of 2010, we paid $2.4 million of contingent consideration earned during 2009 under the terms of the Pace acquisition agreement, which had closed during the third quarter of 2008.

Property and Equipment, Net

Net purchases of property and equipment were $1.4 million for the six months ended June 30, 2010. Our property and equipment additions have historically been funded from operations. We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware/software used in our business, and our business outlook.

We sold a 163,000 square foot building and 30 acres of related land for net cash proceeds in 2009 of $135.8 million.

Financing Activities

Financing activities relating to the net settlement of RSUs for employee common stock related tax liabilities and payment of transaction costs related to the tender offer concluded during the fourth quarter of 2009 used $2.2 million during the six months ended June 30, 2010. We received $2.9 million related to the ESPP and $0.2 million related to stock option exercises.

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock from the exercise of stock options and employee stock purchase plans. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, and general market conditions. We anticipate that cash provided from the exercise of stock options will decline over time as we shift to issuance of RSUs, rather than stock options, and the option pool has decreased as a result of the fair value stock option exchange completed during 2009.

Other Commitments

Fiery inventories consist primarily of raw and finished goods, memory subsystems, processors, and ASICs, which are sold to subcontract manufacturers responsible for manufacturing our products. Inkjet inventories consist of raw and finished goods, print heads, frames, solvent ink, and other components to support our internal manufacturing operations and UV ink, which is purchased from subcontract manufacturers responsible for manufacturing our UV ink. If we decide to purchase components and manufacture our controllers or ink, or purchase and sell components other than the processors, ASICs, and memory subsystems to our subcontract manufacturers, inventories and potentially property and equipment would increase significantly, thereby reducing available cash resources. Further, inventories could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole source suppliers for certain key components and could experience a significant negative impact on our financial condition and results of operations if such supplies were reduced or not available.

We may be required to compensate our subcontract manufacturers for components purchased for orders that we subsequently cancelled. We periodically review the potential liability and the adequacy of the related allowance. Our financial condition and results of operations could be negatively impacted if we were required to compensate our subcontract manufacturers in amounts in excess of the related allowance.

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

As permitted under Delaware law, pursuant to our bylaws, charter, and indemnification agreements we have entered into with our current and former executive officers, directors, and general counsel, we are required, subject to certain limited qualifications, to indemnify our executive officers and directors for certain events or occurrences while the executive officer, director, or general counsel is or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the executive officer’s, director’s, or general counsel’s lifetime, and our indemnification obligations generally extended to derivative stockholder suits and NASDAQ delisting proceedings, if applicable. The maximum potential amount of future payments we may be obligated to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and may enable us to recover a portion of any future amounts paid.

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

Please refer to “Part II – Other Information, Item 1: Legal Proceedings” in this Quarterly Report on Form 10-Q for more information regarding our legal proceedings.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

As of December 31, 2008, we were a party to two synthetic leases covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California (the “301 Lease” and the “303 Lease,” together “Leases”). These Leases provided a cost effective means of providing adequate corporate office space. The Leases included an option to purchase the facilities during or at the end of the term of the Leases for the amount the lessor expended to purchase the facilities. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2008) were in LIBOR-based interest bearing accounts and were restricted as to withdrawal at all times. We exercised our purchase option in the first quarter of 2009 relating to the 301 Lease in connection with the sale of the building and land and terminated the corresponding synthetic lease. Accordingly, the $31.7 million of pledged funds have been recognized in the determination of the gain on sale of building and land in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2009.

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.5 million to Gilead. The property sold included an approximately 163,000 square foot building at 301 Velocity Way as well as approximately 30 acres of land. At March 31, 2009, gain was not recognized with respect to $0.9 million representing the portion of the sales proceeds that remained in escrow pending the outcome of certain requirements mutually agreed upon at closing. Conditions precedent to the receipt of a portion of the funds held in escrow were resolved during the second quarter of 2009, resulting in gain recognition of $0.7 million. Direct transaction costs consist primarily of broker commissions, documentary transfer and title costs, legal fees, and other expenses. The cost of the land, building, and improvements accounted for as assets held for sale at December 31, 2008 were included in the determination of the $80.0 million gain on sale of building and land for the six months ended June 30, 2009.

We retained ownership of the approximately 295,000 square foot building at 303 Velocity Way that we currently occupy along with the related land. In conjunction with the 303 Lease, we leased the land on which the building is located to the lessor of the building. This separate ground lease is for approximately 30 years and will expire in 2014. We are treated as the owner of this building for federal income tax purposes.

Our remaining synthetic lease is $56.9 million as of June 30, 2010. We have guaranteed the lessor a residual value associated with the building equal to 82% of their funding of the 303 Lease. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger-related covenants as of June 30, 2010. We have assessed our exposure in relation to the first loss guarantees under the 303 Lease and have determined there is no deficiency to the guaranteed value at June 30, 2010. If there is a decline in value, we will record a loss associated with the residual value guarantee. The $56.9 million pledged under the 303 Lease is in LIBOR-based interest bearing accounts restricted as to withdrawal at all times.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the volatile global credit markets and economic uncertainty that have affected various sectors of the financial markets and caused credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees. The notional amount of our Indian rupee hedge was $2.0 million at June 30, 2010.

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

The following table presents the hypothetical change in fair values in the financial instruments held by us at June 30, 2010 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$100,148	$99,244	$98,339

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound, Indian rupee, and Japanese yen. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposures from non-U.S. dollar-denominated sales (primarily Euro) and operating expenses (primarily Euro and Indian rupee) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees. The notional amount of our Indian rupee hedge was $2.0 million at June 30, 2010.

Financial Risk Management

The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated sales in Europe and operating expenses in Europe, India, and Japan. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees. As of June 30, 2010, we had not entered into hedges against any other currency exposures, but we may consider hedging against currency movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure in the future.

We maintain investment portfolio holdings of various issuers, types, and maturities, typically U.S. Treasury and sponsored entities securities, corporate debt instruments, asset-backed, and mortgage-backed instruments. These short-term investments are classified as available-for-sale and consequently are recorded in the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. These securities are not leveraged and are held for purposes other than trading.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended June 30, 2010, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2010, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

We may be involved, from time to time, in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, securities law, intellectual property, employment matters and other claims or litigation matters relating to various claims that arise in the normal course of our business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss on pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. Taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay for the cases discussed. However, our estimates could be incorrect, and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.

As of June 30, 2010, the end of the quarterly period covered by this report, we are subject to the various claims, lawsuits, investigations or proceedings discussed below, as well as certain other legal proceedings that have arisen in the ordinary course of business.

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

By a decision dated November 27, 2009, the Manheim court entirely dismissed Durst’s infringement actions against EFI. Durst has appealed the decision and the appeal is currently pending at the Court of Appeal of Karlsruhe in Germany.

Item 1A: Risk Factors

In addition to information regarding risk factors that appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A and Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition, or future results. The risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2009, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of stock repurchases for the quarter ended June 30, 2010 (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2010	1	$11.90	—	$—
May 2010	7	12.64	—	—
June 2010	—	—	—	—

Total	8		—	$—

(1)	Represents shares purchased from employees to satisfy tax withholding obligations that arose on the vesting of shares of RSUs.

Item 3: Defaults Upon Senior Securities

None.

Item 4:	Reserved

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: August 6, 2010	/s/ Guy Gecht
Guy Gecht Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2010	/s/ Gordon Heneweer
Gordon Heneweer Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.