Form 10-Q
period 2010-09-30
ELECTRONICS FOR IMAGING INC
filed 2010-11-08
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares of Common Stock outstanding as of October 28, 2010 was 46,054,418.

Electronics For Imaging, Inc.

INDEX

		Page No.
PART I – Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II – Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Reserved	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

Signatures		41
Exhibit 3.1
Exhibit 3.2
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$108,870	$106,067
Short-term investments, available for sale	98,120	98,134
Accounts receivable, net of allowances of $12.0 and $13.1 million, respectively	85,606	80,168
Inventories, net	45,201	48,786
Other current assets	22,044	15,291

Total current assets	359,841	348,446
Property and equipment, net	26,030	28,229
Restricted investments	56,850	56,850
Goodwill	135,731	122,840
Intangible assets, net	53,634	54,449
Deferred tax assets	51,069	47,777
Other assets	1,754	2,590

Total assets	$684,909	$661,181

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,201	$35,929
Accrued and other liabilities	39,381	35,861
Deferred revenue	26,686	23,521
Income taxes payable	1,379	6,483

Total current liabilities	112,647	101,794
Contingent liability	604	—
Deferred tax liabilities	1,322	—
Non-current income taxes payable	31,167	36,961

Total liabilities	145,740	138,755

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 74,035 and 72,276 shares issued, respectively	740	723
Additional paid-in capital	688,317	668,723
Treasury stock, at cost, 27,989 and 27,788 shares, respectively	(487,950)	(485,618)
Accumulated other comprehensive income	2,372	2,346
Retained earnings	335,690	336,252

Total stockholders’ equity	539,169	522,426

Total liabilities and stockholders’ equity	$684,909	$661,181

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Revenue	$129,049	$100,855	$358,996	$287,110
Cost of revenue (1)	59,056	48,665	169,269	135,221

Gross Profit	69,993	52,190	189,727	151,889
Operating expenses:
Research and development (1)	27,249	27,128	78,207	84,236
Sales and marketing (1)	27,244	25,691	78,491	75,584
General and administrative (1)	9,364	9,147	28,221	26,037
Restructuring and other (Note 11)	950	2,206	3,971	12,166
Amortization of identified intangibles	3,351	3,078	9,206	15,501

Total operating expenses	68,158	67,250	198,096	213,524

Income (loss) from operations	1,835	(15,060)	(8,369)	(61,635)

Other income (expense), net
Interest and other income (expense), net	3,085	1,185	(1,041)	2,708
Gain on sale of building and land	—	—	—	79,991

Total other income (expense), net	3,085	1,185	(1,041)	82,699

Income (loss) before income taxes	4,920	(13,875)	(9,410)	21,064

Benefit from (provision for) income taxes	8,437	1,706	8,848	(19,828)

Net income (loss)	$13,357	$(12,169)	$(562)	$1,236

Net income (loss) per basic common share	$0.29	$(0.25)	$(0.01)	$0.02

Net income (loss) per diluted common share	$0.29	$(0.25)	$(0.01)	$0.02

Shares used in basic per-share calculation	45,627	49,400	45,170	49,990

Shares used in diluted per-share calculation	46,856	49,400	45,170	50,564

(1) Includes stock-based compensation expense as follows:

	2010	2009	2010	2009
Cost of revenue	$279	$253	$809	$807
Research and development	1,261	1,797	3,116	4,744
Sales and marketing	1,057	995	2,964	3,188
General and administrative	2,312	1,844	5,249	4,590

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$(562)	$1,236
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	15,758	23,854
Deferred taxes	(2,369)	2
Provision for allowance for bad debts and sales-related allowances	93	5,322
Excess tax benefit from stock-based compensation	(404)	(82)
Gain on sale of building and land	—	(79,991)
Provision for inventory obsolescence	5,911	3,758
Stock-based compensation	12,138	13,329
Asset impairment	685	2,334
Other non-cash adjustments	375	1,748
Changes in operating assets and liabilities	(12,729)	2,408

Net cash provided by (used for) operating activities	18,896	(26,082)

Cash flows from investing activities:
Purchases of short-term investments	(74,171)	(141,365)
Proceeds from sales and maturities of short-term investments	73,879	61,122
Purchases, net of proceeds from sales, of property and equipment	(2,847)	(4,160)
Proceeds from sale of building and land, net of direct transaction costs	—	135,802
Businesses acquired, net of cash	(16,448)	—
Purchases of other investments	—	(1,645)

Net cash provided by (used for) investing activities	(19,587)	49,754

Cash flows from financing activities:
Proceeds from issuance of common stock	5,879	5,876
Purchases of treasury stock and net settlement of restricted stock, including direct transaction costs	(2,948)	(30,546)
Excess tax benefit from stock-based compensation	404	82

Net cash provided by (used for) financing activities	3,335	(24,588)

Effect of foreign exchange rate changes on cash and cash equivalents	159	64

Increase (decrease) in cash and cash equivalents	2,803	(852)
Cash and cash equivalents at beginning of year	106,067	132,152

Cash and cash equivalents at end of quarter	$108,870	$131,300

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

Significant Accounting Policies

Revenue Recognition

We have been following the completed contract method for revenue recognition on long-term contracts involving substantial customization. We now have developed the ability to produce estimates that are sufficiently dependable to require adoption of the percentage of completion method with respect to certain fixed price contracts during the quarter ended September 30, 2010. The following summary is an update of our accounting policy, as included in our Annual Report on Form 10-K for the year ended December 31, 2009, associated with revenue recognition for service arrangements.

Revenue on certain fixed price contracts where we provide information technology system development and implementation services is recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using guidance from Accounting Standards Codification (“ASC”) 605-35, Revenue Recognition – Construction-Type and Production–Type Contracts. These services require that we perform significant, extensive, and complex design, development, modification, or implementation activities of our customers’ systems. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with these agreements.

The percentage of completion method involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to estimated total cost basis, using a reasonably consistent profit margin over the period. Due to the long-term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity, or other factors used in developing the estimates of costs or revenue, we revise our cost and revenue estimates, which may result in increases or decreases in revenue and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.

Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10, Generally Accepted Accounting Principles (“ASC 105-10”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP in financial statements, except for SEC rules and regulations, which are also authoritative U.S. GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. We have included the references to the ASC, as appropriate, in these Notes to Condensed Consolidated Financial Statements.

In April 2009, the FASB issued three related staff positions, which modify ASC 820, Fair Value Measurements and Disclosures, by providing additional application guidance and enhancing disclosures regarding fair value measurements and impairments of securities.

•    ASC 820-10-35, Fair Value Measurements and Disclosures—Subsequent Measurement, was amended to provide guidance on determining fair value when there is no active market or when the price inputs being used represent distressed sales and expands required disclosures of major security types.

•    ASC 825-10-50, Financial Instruments—Disclosure, was amended to require disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and ASC 270, Interim Reporting, was amended to require disclosures about the fair value of financial instruments for which it is practicable to estimate fair value, whether or not recognized in our financial statements, for interim as well as annual reporting.

•    ASC 320, Investments—Debt and Equity Securities, was amended to provide operational guidance on determining other-than-temporary impairments of debt securities and expand disclosure requirements. Other-than-temporary impairments of debt securities must be allocated between credit and non-credit components with the non-credit portion recognized as a component of other comprehensive income and the credit portion included in net income (loss). A cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income is required in the period of adoption for other-than-temporary impairments of debt securities recognized in prior periods, which are still held as investments at the date of adoption.

These amendments were adopted beginning in the second quarter of 2009. As a result of ASC 320-10-65-1, Transition Related to FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, we recorded a cumulative effect adjustment of $0.1 million to retained earnings at the date of adoption.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) gross presentation of activity within the Level 3 roll forward. ASU 2010-06 also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. ASU 2010-06 became effective in the first quarter of 2010, except for the gross presentation of the Level 3 roll forward, which is not effective until the first quarter of 2011. The appropriate disclosures have been included in the accompanying condensed consolidated financial statements.

In June 2009, the FASB amended the Variable Interest Entities (“VIE”) sub-section of ASC 810, Consolidation, effective January 2010. ASC 810 changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate the VIE. ASC 810 requires formal assessment at each reporting period regarding which party within the VIE is considered the primary beneficiary and requires a number of new disclosures related to VIE’s. A qualitative approach is required for identifying the primary beneficiary of a VIE based on the power to direct activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or right to receive benefits that could be significant to us. The adoption of ASC 810 did not have a material impact on our financial condition or results of operations.

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

The following table summarizes stock-based compensation expense related to stock options, employee stock purchases under our employee stock purchase plan, as amended (“ESPP”), restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) under ASC 718 for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Employee stock options	$395	$541	$1,061	$1,707
Non-vested restricted stock awards and restricted	4,324	3,412	9,879	8,142
ESPP	190	936	1,198	3,480

Total stock-based compensation	4,909	4,889	12,138	13,329
Tax effect on stock-based compensation	(631)	180	(1,797)	(802)

Net effect on net income (loss)	$4,278	$5,069	$10,341	$12,527

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

The estimated per share weighted average fair value of stock options granted and ESPP shares issued and the assumptions used to estimate fair value are shown below for the periods indicated:

	Stock Options
	Three months ended September 30,		Nine months ended September 30,
BSM assumptions and fair value	2010	2009	2010	2009
Weighted average fair value per share	$4.24	$4.07	$4.35	$3.83
Expected volatility	47.2%	45.0%	46.5%	44.4%
Risk-free interest rate	1.1%	2.1%	1.5%	1.8%
Expected term (in years)	4.00	4.12	4.00	4.12

	Employee Stock Purchase Plan
	Three months ended September 30,		Nine months ended September 30,
BSM assumptions and fair value	2010	2009	2010	2009
Weighted average fair value per share	$3.76	$4.48	$3.82	$3.93
Expected volatility	39%-51%	53%-61%	32%-66%	51%-66%
Risk-free interest rate	0.2%-0.6%	0.3%-1.2%	0.2%-1.2%	0.3%-1.2%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0

A summary of stock options outstanding and exercisable as of September 30, 2010 and activity for the nine months ended September 30, 2010 is presented below (in thousands, except for weighted average exercise price and remaining contractual term):

	Nine months ended September 30, 2010
	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2010	2,824	$15.90
Options granted	387	11.61
Options forfeited and expired	(611)	18.37

Options forfeited and expired, net of granted	(224)
Options exercised	(22)	9.73

Options outstanding at September 30, 2010	2,578	$14.73	4.06	$1,102

Options vested and expected to vest at September 30, 2010	2,405	$14.97	3.92	$923

Options exercisable at September 30, 2010	1,497	$16.73	2.74	$182

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the stock option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at September 30, 2010.

A summary of non-vested shares of RSUs and RSAs as of September 30, 2010, and activity for the nine months ended September 30, 2010, is presented below (shares in thousands):

	Nine months ended September 30, 2010
	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2010	2,707	$13.36	112	$27.18
Restricted stock granted	1,435	11.31	—	—
Restricted stock vested	(998)	13.66	—	—
Restricted stock forfeited	(235)	12.66	(11)	26.90

Non-vested at September 30, 2010	2,909	$12.44	101	$27.21

The grant date fair value of RSUs vested was $13.6 million for the nine months ended September 30, 2010. The aggregate intrinsic value at September 30, 2010 for RSUs expected to vest was $31.0 million and the remaining weighted average vesting period was 1.2 years. Aggregate intrinsic value for RSUs expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest at September 30, 2010.

Performance-based Stock Options and RSUs

RSUs granted during the nine months ended September 30, 2010 include 384,875 performance-based RSUs, which vest when specified performance criteria are met based on 2010 revenue targets and non-GAAP operating income targets; otherwise, they are deemed forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, as adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value is estimated to be $4.7 million, which is being amortized over their service periods of 1.0 year. At September 30, 2010, 354,332 performance-based RSUs remain outstanding.

Also granted during the nine months ended September 30, 2010 were 12,000 performance-based RSUs, which vest when specified performance criteria are met, prior to June 30, 2013, based on revenue and gross margin targets; otherwise, they are forfeited. The grant date fair value is estimated to be $0.1 million, which is being amortized over their service periods of 2.92 years.

RSUs and stock options granted during the year ended December 31, 2009 include 98,000 market-based RSUs and 294,076 market-based stock options. These awards vest when our average closing stock price exceeds defined multiples of the June 18, 2009 or August 28, 2009 closing stock prices for 20 consecutive trading days. If these multiples are not achieved by June 18, 2016 or August 28, 2016, the awards are deemed forfeited. The grant date fair value is estimated to be $0.9 million for the RSUs and $1.7 million for the stock options, which are being amortized over their average derived service periods of 4.35 and 4.88 years, respectively. The average derived service period and total fair value was determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and 3.1%, respectively, and an implied volatility of 50%. At September 30, 2010, 88,000 market-based RSUs and 238,388 market-based stock options remain outstanding.

Stock options granted during the year ended December 31, 2009 include 32,674 performance-based stock options. These performance-based stock options vest when our annual non-GAAP return on equity exceeds defined multiples of the 2008 non-GAAP return on equity. Non-GAAP return on equity is defined as non-GAAP net income divided by stockholders’ equity. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. If these multiples are not achieved by August 28, 2016, the stock options are deemed forfeited. The grant date fair value is estimated to be $0.1 million, which is being amortized over their average derived service periods of 3.71 years. The performance-based stock options were valued using the BSM valuation model. At September 30, 2010, 26,487 performance-based stock options remain outstanding.

Achievement of these performance criteria is deemed to be probable. Accordingly, stock-based compensation expense has been recognized.

Fair Value Stock Option Exchange

We commenced a fair value stock option exchange on August 31, 2009 to allow employees, other than our named executive officers and members of our Board of Directors, the opportunity to exchange all or a portion of their eligible outstanding stock options for a smaller number of RSUs based on exchange ratios intended to result in the fair value of the newly issued RSUs being equal to the fair value of the stock options that were surrendered or for cash, in certain circumstances. Stock options that were “underwater” (i.e., those stock options with a per share exercise price that was greater than the per share closing price of our common stock as quoted on the NASDAQ Global Select Market as of the trading day immediately preceding August 31, 2009, the date the stock option exchange commenced, or $10.77 per share), excluding stock options granted six months prior to the commencement of the exchange or stock options expiring within six months after the completion of the exchange, were eligible for exchange.

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

3. Comprehensive Income

Other comprehensive income (loss), which includes net income (loss), market valuation adjustments on available-for-sale investments, net of tax, currency translation adjustments, and net deferral of gains (losses) on derivative instruments, consists of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$13,357	$(12,169)	$(562)	$1,236
Change in market valuation of investments, net of tax	143	203	66	1,028
Change in currency translation adjustments	579	307	(60)	218
Other	32	—	20	—

Comprehensive income (loss)	$14,111	$(11,659)	$(536)	$2,482

The activity in accumulated other comprehensive income and related tax effects are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net unrealized investment gains:
Unrealized gains, net of tax provision of ($0.1) and ($0.2) million for the three and nine months ended September 30, 2010 and ($0.2) and ($0.8) million for the three and nine months ended September 30, 2009	$178	$279	$349	$1,126
Reclassification adjustment for gains included in net income (loss), net of tax benefit of $0 and $0.2 million for the three and nine months ended September 30, 2010 and $0.1 million for the three and nine months ended September 30, 2009	(35)	(76)	(283)	(98)

Net unrealized investment gains (losses)	143	203	66	1,028
Currency translation adjustments	579	307	(60)	218
Other	32	—	20	—

Other comprehensive income	$754	$510	$26	$1,246

The components of accumulated other comprehensive income was (in thousands):

	September 30, 2010	December 31, 2009
Net unrealized investment gains	$400	$334
Currency translation gains	1,941	2,001
Other	31	11

Accumulated other comprehensive income	$2,372	$2,346

4. Investments and Fair Value Measurements

Fixed income debt securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices. Net unrealized gains and losses are included in accumulated other comprehensive income, net of tax, except for the credit portion of any other-than-temporary impairment, which is included in net income (loss).

We review investments in debt securities for other-than-temporary impairment whenever the fair value is less than the amortized cost and evidence indicates the investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that gross unrealized losses on short-term investments at September 30, 2010 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not occur until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

The following tables summarize our available-for-sale securities (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2010
U.S. Government securities and sponsored entities	$22,252	$139	$(2)	$22,389
Foreign government securities	1,898	—	—	1,898
Corporate debt securities	63,300	464	(12)	63,752
Mortgage-backed securities – residential	10,002	100	(21)	10,081

Total short-term investments	$97,452	$703	$(35)	$98,120

December 31, 2009
U.S. Government securities and sponsored entities	$17,717	$8	$(19)	$17,706
Foreign government securities	3,400	—	—	3,400
Corporate debt securities	61,466	444	(28)	61,882
Mortgage-backed securities – residential	14,030	184	(30)	14,184
Money market funds (1)	962	—	—	962

Total short-term investments	$97,575	$636	$(77)	$98,134

(1)

Money market funds of $1.0 million at December 31, 2009, net of reserves, represented funds in The Reserve Primary Fund (“Fund”) reclassified from cash and cash equivalents as the Fund had adopted a plan of liquidation. As a result, the Fund’s shares were not tradable at December 31, 2009. Our interest in the Fund was $14.8 million prior to their adoption of the liquidation plan. As of September 30, 2010, we have received $14.6 million in liquidation of our interest in the Fund, net of reserves, which has been invested in alternative money market funds, all of which are highly liquid and currently tradable at $1.00 Net Asset Value. We have no remaining exposure relative to the Fund.

All fixed income securities with gross unrealized losses as of September 30, 2010 and December 31, 2009 have been in a continuous unrealized loss position for less than 12 months. The fair value of fixed income investments with gross unrealized losses is as follows (in thousands):

	September 30, 2010		December 31, 2009
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government securities and sponsored entities	$3,054	$(2)	$6,840	$(19)
Corporate debt securities	9,452	(12)	5,323	(28)
Mortgage-backed securities – residential	4,153	(21)	3,070	(30)

Total	$16,659	$(35)	$15,233	$(77)

For fixed income securities with unrealized losses as of September 30, 2010, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost. In addition, we have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of September 30, 2010 were temporary in nature.

Amortized cost and estimated fair value of available-for-sale investments at September 30, 2010 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$40,060	$40,179
Mature in one to three years	57,392	57,941

Total short-term investments	$97,452	$98,120

For the three months ended September 30, 2010 and 2009, net realized gains of $0.1 million were recognized in net realized gains on the sale of investments. For the nine months ended September 30, 2010 and 2009, net realized gains of $0.4 and $0.2 million, respectively, were recognized in net realized gains on the sale of investments. As of September 30, 2010 and December 31, 2009, net unrealized gains of $0.7 and $0.6 million, respectively, were included in accumulated other comprehensive income in the accompanying interim Condensed Consolidated Balance Sheets.

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

At September 30, 2010, our investments have been presented in accordance with the ASC 820 fair value hierarchy as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2010
U.S. Government securities and sponsored entities	$22,389	$5,435	$16,954	$—
Foreign government securities	1,898	—	1,898	—
Corporate debt securities	64,941	—	64,888	53
Mortgage-backed securities — residential	10,081	—	10,081	—
Money market funds	73,690	73,690	—	—

	$172,999	$79,125	$93,821	$53

December 31, 2009
U.S. Government securities and sponsored entities	$17,706	$3,700	$14,006	$—
Foreign government securities	3,400	—	3,400	—
Corporate debt securities	61,882	—	61,800	82
Mortgage-backed securities — residential	14,184	—	14,184	—
Money market funds	68,446	67,484	—	962

	$165,618	$71,184	$93,390	$1,044

Included in money market funds is $73.7 and $67.5 million and included in corporate debt securities is $1.2 million and $0 at September 30, 2010 and December 31, 2009, respectively, which have been classified as cash equivalents.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in overnight money market mutual funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets or they are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the nine months ended September 30, 2010 and 2009.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs, which are directly or indirectly observable.

At September 30, 2010 and December 31, 2009, one corporate debt instrument has been classified as Level 3 due to its significantly low level of trading activity. The portion of money market funds, which had been classified as Level 3 at December 31, 2009, consisted of funds placed in the Fund of $1.0 million, which were repaid after year-end.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and 2009 (in thousands):

	Level 3
	2010		2009
	Corporate Debt Securities	Money Market Funds	Corporate Debt Securities	Money Market Funds
Balance at December 31,	$82	$962	$199	$2,900
Included in interest and other income (expense), net	(8)	33	(76)	—
Included in other comprehensive income	(5)	0	(4)	—
Purchases, sales, and maturities	(16)	(995)	(22)	(1,649)

Balance at September 30,	$53	$—	$97	$1,251

Investments that we own could suffer declines in fair value and become other-than-temporarily impaired. We continuously assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost, the seniority and durations of the securities, adverse conditions related to a security, industry, or sector, historical and projected issuer financial performance, credit ratings, issuer specific news, and other available relevant information. Based on this analysis, we identified one security that was other-than-temporarily impaired at December 31, 2008. As a result of our adoption of ASC 320-10-65-1 effective in the second quarter of 2009, we recorded a cumulative effect adjustment of $0.1 million to reduce retained earnings and the cost of the previously identified security. As of December 31, 2009, two Level 2 securities were identified as being other-than-temporarily impaired, resulting in an impairment loss of $0.2 million, which was recognized in other income (expense), net. There were no further other-than-temporary impairments, including credit-related impairments, during the nine months ended September 30, 2010.

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

The following table presents the change in accumulated other-than-temporary credit-related impairments charged to retained earnings and other income (expense), net (in thousands):

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income (Expense), Net	TOTAL
Accumulated impairments as of January 1, 2009, net attributable to assets still held at September 30, 2010	$—	$640	$640
Impairments recognized in other income (expense), net	—	217	217
Cumulative effect adjustment upon adoption of ASC 320-10-65-1 as of April 1, 2009	58	—	58

Accumulated impairments as of December 31, 2009, net attributable to assets still held at September 30, 2010	$58	$857	$915
Impairments recognized in other income (expense), net	—	—	—

Accumulated impairments at September 30, 2010	$58	$857	$915

No other-than-temporary impairments have been recognized related to factors that are not credit-related.

Effective January 1, 2009, we adopted the provisions of ASC 820 regarding nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a nonrecurring basis. The adoption of these provisions did not materially impact our financial position or results of operations.

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The fair value of our derivative assets and liabilities having notional amounts of $2.3 and $1.4 million at September 30, 2010 and December 31, 2009, respectively, was not material.

5. Earnings Per Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding non-vested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock using the treasury stock method, and shares to be purchased under the ESPP having a dilutive effect. Any potential shares that are anti-dilutive as defined in ASC 260, Earnings per Share, are excluded from the effect of dilutive securities.

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic net income (loss) per share:
Net income (loss) available to common stockholders	$13,357	$(12,169)	$(562)	$1,236

Weighted average common shares outstanding	45,627	49,400	45,170	49,990
Basic net income (loss) per share	$0.29	$(0.25)	$(0.01)	$0.02

Dilutive net income (loss) per share:
Net income (loss) available to common stockholders	$13,357	$(12,169)	$(562)	$1,236

Weighted average common shares outstanding	45,627	49,400	45,170	49,990
Dilutive stock options and non-vested restricted stock	1,229	—	—	574

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	46,856	49,400	45,170	50,564

Dilutive net income (loss) per share	$0.29	$(0.25)	$(0.01)	$0.02

Potential shares of common stock that are not included in the diluted earnings per share calculation because to do so would be anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under the ESPP having an anti-dilutive effect of 2.4 and 5.0 million for the three and nine months ended September 30, 2010, respectively, and 6.1 and 5.8 million for the three and nine months ended September 30, 2009, respectively.

ASC 260-10-45 to 65, Earnings per Share, requires use of the two-class method to calculate earnings per share when non-vested RSAs are eligible to receive dividends (i.e., participating securities), even if we do not intend to declare dividends. The two-class method is not applicable to the nine months ended September 30, 2010 and the three months ended September 30, 2009 because net losses were incurred. Non-vested restricted stockholders do not “participate” in net losses. Although our non-vested RSAs are eligible to receive dividends, they are not material as compared with total weighted average diluted shares outstanding. Consequently, the impact on our earnings per share presentation in applying the two-class method for the three months ended September 30, 2010 and the nine months ended September 30, 2009 is not material.

6. Balance Sheet Details

Inventories

Inventories, net of allowances, consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$17,857	$26,238
Work in process	4,175	3,070
Finished goods	23,169	19,478

	$45,201	$48,786

Product warranty reserves

Product warranty reserve activities for the nine months ended September 30, 2010 and 2009 (in thousands):

	2010	2009
Balance at January 1,	$6,838	$6,791
Additions	7,435	5,145
Settlements	(6,100)	(5,475)

Balance at September 30,	$8,173	$6,461

7. Income taxes

For the third quarter of 2010, we recognized a tax benefit of $8.4 million compared to a tax benefit of $1.7 million for the same period in 2009. The tax benefit for the third quarter of 2010 included benefits of $8.3 million due to a reduction in tax reserves and interest, established in prior years for intercompany charges with foreign affiliates, $2.1 million related to our reassessment of taxes resulting from the filing of our 2009 federal and state income tax returns, $0.2 million related to tax deductions resulting from ESPP dispositions, and $0.2 million related to restructuring and severance costs. The tax benefit for the third quarter of 2010 also included $0.7 million related to tax shortfalls pursuant to ASC 718-740, Stock Compensation – Income Taxes. The tax benefit for the third quarter of 2009 included benefits of $0.9 million related to restructuring and severance costs, $0.3 million related to our reassessment of taxes resulting from the filing of our 2008 federal and state income tax returns, and $0.2 million related to tax deductions resulting from ESPP dispositions. The third quarter 2009 tax benefit also included charges of $0.9 million related to tax shortfalls pursuant to ASC 718-740 and $0.2 million from potential interest related to future tax assessments. Without the discrete charges and benefits described above, the tax provision for the third quarter of 2010 is $1.7 million compared to a tax benefit of $1.3 million for the same period in 2009. This increase in tax provided is due primarily to the expiration of the federal research and development credit and increased profitability before income taxes.

For the nine months ended September 30, 2010, we recognized a tax benefit of $8.8 million compared to a tax provision of $19.8 million for the same period in 2009. For the nine months ended September 30, 2010, the tax benefit included charges of $3.4 million related to tax shortfalls pursuant to ASC 718-740 and $0.3 million from potential interest related to future tax assessments. The tax benefit for the nine months ended September 30, 2010 also included benefits of $8.3 million due to a reduction in tax reserves and interest established in prior years for intercompany charges with foreign affiliates, $2.1 million related to our reassessment of taxes resulting from the filing of our 2009 federal and state income tax returns, $1.1 million related to restructuring and severance costs, $0.5 million related to tax deductions resulting from ESPP dispositions, $0.4 million related to excess solvent inventories and related end-of-life purchases, and $0.3 million related to asset impairment charges. For the nine months ended September 30, 2009, the tax provision included charges of $32.3 million related to the gain on sale of building and land, $4.0 million related to tax shortfalls pursuant to ASC 718-740, and $0.4 million from potential interest related to future tax assessments. The tax provision for the nine months ended September 30, 2009 also included benefits of $3.6 million related to restructuring and severance costs, $1.3 million related to asset impairment charges, $0.3 million related to our reassessment of interest payments related to the 2002-2004 IRS audit, $0.3 million related to our reassessment of taxes resulting from the filing of our 2008 federal and state income tax returns, and $0.3 million related to tax deductions resulting from ESPP dispositions. Without the discrete charges and benefits described above, the tax provision for the nine months ended September 30, 2010 is $0.2 million compared to a tax benefit of $11.1 million for the same period in 2009. This increase in tax provided is due primarily to the expiration of the federal research and development credit and a decrease in the loss before income taxes.

Primary differences in 2010 and 2009 between our recorded tax provision rate and the U.S. statutory rate of 35% for both periods include tax benefits associated with credits for research and development costs for 2009 and the tax effects of charges related to stock-based compensation recorded pursuant to ASC 718-740, which are non-deductible for tax purposes.

As of September 30, 2010 and December 31, 2009, the total amount of unrecognized benefits was $31.2 million and $37.0 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2010 and December 31, 2009, we have accrued $1.2 million and $2.7 million, respectively, for potential payments of interest and penalties.

As of September 30, 2010, we were subject to examination by the Internal Revenue Service for the 2007-2009 tax years, state tax jurisdictions for the 2005-2009 tax years, and The Netherlands tax authority for the 2008-2009 tax years.

8. Commitments and Contingencies

Legal Proceedings

We may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, securities law, intellectual property, employment matters, and other claims or litigation matters relating to various claims that arise in the normal course of business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss from pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. Taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay related to the cases discussed. However, our estimates may be incorrect and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention, and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition, and cash flows.

As of September 30, 2010, we were subject to various claims, lawsuits, investigations, or proceedings that arose in the ordinary course of business including the following:

Durst Fototechnik Technology GmbH (“Durst”) v. Electronics for Imaging, GmbH (“EFI GmbH”) and EFI et al.:

On February 23, 2007, Durst brought a patent infringement action against EFI GmbH in the Mannheim District Court in Germany. Durst seeks statutory damages and a permanent injunction in Germany against certain EFI printers with white ink capability. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity, and unenforceability based on Durst’s improper actions before the German patent office. EFI filed its Statement of Defense on August 29, 2007. EFI’s defenses include those for EFI GmbH, as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2007. At the conclusion of the trial, the court ordered the parties to provide further briefing regarding issues raised by EFI regarding the validity of Durst’s patent.

By a decision dated November 27, 2009, the Manheim court entirely dismissed Durst’s infringement actions against EFI GmbH and EFI. Durst has appealed the decision and the appeal is currently pending at the Court of Appeal of Karlsruhe in Germany.

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

Our operating segments are:

Fiery, which consists of our color digital print controller line of products that is primarily sold to original equipment manufacturers (“OEMs”) for sale to end-users, is comprised of (i) stand-alone print controllers connected to digital copiers and other peripheral devices, (ii) embedded and design-licensed solutions used in digital copiers and multi-functional devices, and (iii) optional software integrated into our controller solutions, including proofing software.

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

Advanced Professional Print Software (“APPS”), which consists of print software solutions that enhance printing workflow and make printing operations more powerful, productive, and easier to manage from one centralized user interface. The APPS operating segment includes our web-based order entry, order management, and print management information system (“PMIS”) software. Our enterprise resource planning and collaborative supply chain software print management solutions are designed to enable printers and print buyers to improve productivity and customer service while reducing costs.

Our chief operating decision making group evaluates the performance of its operating segments based on net sales and gross profit. Gross profit for each segment includes revenue from sales to third parties and related cost of revenue attributable to the segment. Cost of revenue for each segment excludes certain expenses managed outside the operating segments consisting primarily of stock-based compensation expense. Operating income is not reported by operating segment because operating expenses include significant shared expenses and other costs that are managed outside of the operating segments. Such operating expenses include various corporate expenses such as stock-based compensation expense, corporate sales and marketing expenses, income taxes, various nonrecurring charges, and other separately managed general and administrative expenses.

Proofing software revenue, cost of revenue, and gross profit previously reported in the Fiery and APPS operating segments for the three and nine months ended September 30, 2009 has been revised to conform to the three and nine months ended September 30, 2010 presentation, reflecting the reclassification of proofing software from the APPS to the Fiery operating segment. Total revenue for the three and nine months ended September 30, 2009 has not changed.

Summary gross profit information, excluding stock-based compensation expense, for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Fiery
Revenue	$60,966	$44,919	$172,892	$137,834
Gross profit	41,621	29,646	116,955	93,041
Gross profit percentages	68.3%	66.0%	67.6%	67.5%
Inkjet
Revenue	$52,232	$44,336	$146,261	$112,897
Gross profit	17,997	14,951	46,766	35,246
Gross profit percentages	34.5%	33.7%	32.0%	31.2%
APPS
Revenue	$15,851	$11,600	$39,843	$36,379
Gross profit	10,654	7,846	26,815	24,409
Gross profit percentages	67.2%	67.6%	67.3%	67.1%

Revenue and gross profit in the Fiery and APPS operating segments for the three and nine months ended September 30, 2009 have been revised to conform to the three and nine months ended September 30, 2010 presentation, reflecting the reclassification of proofing software revenue and gross profit from the APPS to the Fiery operating segment. Total revenue and gross profit for the three and nine months ended September 30, 2009 have not changed.

A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment gross profit	$70,272	$52,443	$190,536	$152,696
Stock-based compensation expense	(279)	(253)	(809)	(807)

Gross profit	$69,993	$52,190	$189,727	$151,889

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

	Fiery	Inkjet	APPS
September 30, 2010
Goodwill	$60,107	$36,508	$39,116
Identified intangible assets, net	781	36,502	16,351
Tangible assets, net of liabilities	39,963	75,749	(340)

Net tangible and intangible assets	$100,851	$148,759	$55,127

December 31, 2009
Goodwill	$60,444	$36,508	$25,888
Identified intangible assets, net	1,096	43,442	9,911
Tangible assets, net of liabilities	43,333	82,331	1,865

Net tangible and intangible assets	$104,873	$162,281	$37,664

Segment assets exclude corporate assets, such as cash, short-term and long-term investments, and taxes payable. Net tangible and intangible assets in the Fiery and APPS operating segments as of September 30, 2009 have been revised to reflect the reclassification of proofing software-related net assets from the APPS to the Fiery operating segment. Total net tangible and intangible assets as of September 30, 2009 have not changed as a result of this reclassification.

Information about Geographic Areas

Our revenue originates in the U.S., Netherlands, Germany, United Kingdom (“U.K.”), and Japan. We report revenue by geographic area based on ship-to destinations. Shipments to some of our OEM customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain.

The following is a breakdown of revenue by sales origin for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Americas	$75,676	$58,184	$208,016	$167,349
Europe, Middle East and Africa	37,550	30,083	105,539	85,307
Japan	10,988	8,879	32,936	24,897
Other International Locations	4,835	3,709	12,505	9,557

Total Revenue	$129,049	$100,855	$358,996	$287,110

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge economic exposures as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our consolidated balance sheet. As permitted, foreign exchange contracts with notional amounts of $2.0 and $1.4 million and net asset/liability fair values that are immaterial have been designated for hedge accounting treatment at September 30, 2010 and December 31, 2009, respectively. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our primary exposures are related to non-U.S. dollar-denominated sales in Europe, Japan, and the U.K. and operating expenses in Europe, U.K., India, and Japan. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees. As of September 30, 2010, we had not entered into hedges against any other currency exposures, but as these exposures grow we may consider hedging against currency movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure.

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

Foreign currency derivative contracts with notional amounts of $2.0 and $1.4 million have been designated as cash flow hedges of our Indian rupee operating expense exposure. The changes in fair value of these contracts are reported as a component of accumulated other comprehensive income and re-classified to operating expenses in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the consolidated statement of operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. As of September 30, 2010, the net asset/liability fair value of these contracts was immaterial.

Forward contracts not designated as hedging instruments with a notional amount of $0.3 million are used to hedge foreign currency balance sheet exposures. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest and other income (expense), net, in the same period as the re-measurement gain (loss) of the related foreign currency denominated assets and liabilities.

11. Restructuring and Other

We have incurred restructuring and integration charges associated with our Radius acquisition (see Note 14 of our Notes to Condensed Consolidated Financial Statements), which have been expensed in accordance with ASC 805, Business Combinations, and ASC 420, Exit or Disposal Cost Obligations. In recent quarters, we announced restructuring plans to better align our costs with revenue levels due to the current economic environment. These reductions are one of many cost reduction actions undertaken to lower our quarterly operating expense run rate. The restructuring plans are accounted for in accordance with ASC 420 and ASC 820, which became effective with respect to restructuring-related liabilities initially in the first quarter of 2009.

We recognized restructuring and other charges of $1.0 and $4.0 million for the three and nine months ended September 30, 2010, respectively, and $2.2 and $12.2 million for the three and nine months ended September 30, 2009, respectively, primarily consisting of restructuring, severance, asset impairment, and charges to downsize our facilities. Restructuring and severance charges of $0.7 and $2.2 million related to head count reductions of 20 and 84 for the three and nine months ended September 30, 2010, respectively, and $2.2 and $8.4 million related to head count reductions of 38 and 227 for the three and nine months ended September 30, 2009, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Asset impairment of $0.7 and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively, primarily related to equipment made redundant as a result of abandoned projects in the Inkjet operating segment. Integration expenses of $0.2 and $0.3 million were incurred during the three and nine months ended September 30, 2010, respectively, related to the Radius acquisition.

Reserves for facility-related restructuring costs increased by $0.7 million during the nine months ended September 30, 2010 primarily due to a decrease in estimated sublease income necessitated by continuing weakness in the commercial real estate market where these facilities are located and three facilities closures. Reserves for facility-related restructuring costs increased by $0.6 million during the nine months ended September 30, 2009 primarily due to two facilities closures.

Restructuring and other reserve activities for the nine months ended September 30, 2010 and 2009 are summarized as follows (in thousands):

	Nine months ended September 30,
	2010	2009
Reserve balance at January 1,	$2,796	$3,847
Restructuring charges	1,798	7,800
Other charges	2,173	4,366
Non-cash asset impairment	(685)	(2,334)
Cash payments	(3,404)	(8,987)

Reserve balance at September 30,	$2,678	$4,692

12. Common Stock Repurchase Programs

In February 2009, our Board of Directors authorized the repurchase of $100 million of our outstanding common stock, including a $30 million accelerated stock repurchase (“ASR”), by utilizing a portion of the proceeds from the January 2009 sale of building and land. The purpose of the ASR was to combine the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of a disciplined daily open market stock repurchase program.

On February 18, 2009, we entered into an agreement with UBS AG, London branch (“UBS”), to repurchase $30 million of our outstanding common stock under the ASR program. In March 2009, 2.8 million shares were delivered by UBS representing the minimum number of shares to be delivered under the ASR agreement. Upon the discretion of UBS, the ASR concluded in August 2009 with the delivery of 87 thousand shares. We are not obligated to issue or transfer any shares to UBS or make any payment to UBS beyond the $30 million payment made in the first quarter of 2009. Transaction costs of $0.1 million were incurred under the ASR.

In October 2009, our Board of Directors approved the repurchase of $70 million of our common stock through the use of a “modified Dutch auction” tender offer by utilizing the balance of the previously authorized $100 million share repurchase program. The tender offer closed on December 24, 2009 resulting in the repurchase of 5.5 million shares at a cost of $70.6 million, which included $0.6 million of direct transaction costs. All shares received from the ASR and the tender offer were recorded as additional treasury stock accounted for under the cost method, thereby reducing shares outstanding. Our buyback program is limited by SEC regulations and by compliance with our insider trading policy.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. Employees surrendered 65 and 201 thousand shares for an aggregate purchase price of $0.7 and $2.3 million for the three and nine months ended September 30, 2010, respectively, and 5 and 32 thousand shares for an aggregate purchase price of $0.1 and $0.3 million for the three and nine months ended September 30, 2009, respectively. These repurchased shares are recorded as treasury stock and are accounted for under the cost method. None of the shares of common stock that we have repurchased have been cancelled.

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

14. Acquisition of Radius

On July 2, 2010, we acquired privately held Golflane Limited (“Golflane”), a U.K. private limited company, the parent holding company of Radius Solutions Incorporated (“Radius”) for approximately $14.1 million, net of cash acquired, plus an additional future cash earn out contingent on achieving certain performance targets.

The fair value of the earnout is estimated to be $2.3 million by applying the income approach in accordance with ASC 805-30-25-5. That measure is based on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Key assumptions include a discount rate of 6.3% and a probability-adjusted level of Radius revenue. This contingent liability has been reflected in the Condensed Consolidated Balance Sheet as a current liability of $1.7 million and a noncurrent liability of $0.6 million.

We acquired Radius to strengthen our APPS operating segment in the packaging industry. The acquisition was accounted for as a purchase business combination. In accordance with ASC 805, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition based on valuations performed by a third party. We engaged a third party valuation firm to aid management in its analysis of the fair value of Radius. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the fair value analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands):

Net tangible liabilities	$(4,631)
Intangible assets	8,500
Goodwill	12,831

$16,700

Intangible assets include the following (in thousands, except for useful life):

		Useful Life

Existing technology	$2,850	5 years
Customer relationships	4,600	5 years
Trade name	1,050	6 years

	$8,500

Radius has been integrated into the APPS operating segment. The U.S. operations of Radius were integrated into EFI’s U.S. operations and its U.K. entities were integrated into EFI’s U.K. operations. Radius U.K. generates revenue and incurs operating expenses in the British pound. This resulted in a change in the functional currency of our U.K. entity to the British pound.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q , including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events or changes in factors or assumptions affecting such forward-looking statements.

Business Overview

We are a world leader in customer-focused digital printing innovation, including color digital print controllers, super-wide and wide format printers and inks, and print management solutions. Our award-winning solutions are integrated from creation to print. Our robust product portfolio includes Fiery digital color print servers, Inkjet products including VUTEk super-wide digital inkjet printers, Jetrion industrial inkjet printing systems, Rastek wide format digital inkjet printers, and inks for each of these product lines, and APPS consisting of print production workflow and management information software, and corporate printing solutions. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. Except for the change in the revenue recognition accounting policy discussed in Note 1, Basis of Presentation and Significant Accounting Policies, management believes there have been no other significant changes during the nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Results of Operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three and nine months ended September 30, 2010 and 2009. These operating results are not necessarily indicative of our results for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	100%	100%	100%	100%
Gross Profit	54	52	53	53
Operating expenses:
Research and development	21	27	22	29
Sales and marketing	21	26	22	27
General and administrative	7	9	8	9
Restructuring and other	1	2	1	4
Amortization of identified intangibles	3	3	3	5

Total operating expenses	53	67	56	74

Income (loss) from operations	1	(15)	(3)	(21)
Interest and other income (expense), net	2	1	—	1
Gain on sale of building and land	—	—	—	28

Income (loss) before income taxes	3	(14)	(3)	8
Benefit from (provision for) income taxes	7	1	2	(7)

Net income (loss)	10%	(13)%	(1)%	1%

Revenue

We classify our revenue into three operating segments.

•

The first segment, “Fiery,” includes products, services, and technology, which connect digital copiers with computer networks, and is made up of stand-alone and embedded controllers, bundled solutions, and design-licensed solutions primarily for the office market and commercial printing. This segment includes our Fiery series (external print servers and embedded servers), Splash and MicroPress, color and black & white server products, software options for Fiery products, including proofing, and parts. The Fiery segment also includes server-related revenue comprised of scanning solutions.

•

The second segment, “Inkjet,” consists of sales of super-wide and wide format inkjet printers, industrial inkjet printers, ink, parts, and service revenue from the VUTEk, Jetrion, and Rastek businesses.

•	The third segment, “APPS,” consists of business process automation, including printing workflow, PMIS, e-commerce, and job tracking tools.

•

Proofing software revenue, cost of revenue, and gross profit previously reported in the Fiery and APPS operating segments for the three and nine months ended September 30, 2009 has been revised to conform to the three and nine months ended September 30, 2010 presentation, reflecting the reclassification of proofing software from the APPS to the Fiery operating segment. Total revenue for the three and nine months ended September 30, 2009 has not changed.

On a sequential basis, revenue performance in the third quarter of 2010 was $9.9 million, or 8%, higher than second quarter 2010 results. After adjusting second quarter results for the reclassification of proofing software revenue from the APPS to the Fiery operating segment, Fiery revenue increased 8% as this segment continues to benefit from the conversion from analog to digital technology. Fiery revenue was driven by strong demand for our most advanced, high speed, digital color controllers in the high-end production market. Recent new and refreshed OEM engine launches contributed to the revenue increase. Inkjet revenue increased 4% driven by continued strong demand for our UV products resulting from the continuing rapid transition from solvent to UV technology. APPS revenue increased 27% primarily due to the Radius acquisition.

Revenue by Operating Segment

Our revenue by operating segment for the three months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three months ended September 30,
	2010	Percent of total	2009	Percent of total	Change
					$	%
Fiery	$60,966	47%	$44,919	45%	$16,047	36%
Inkjet	52,232	40	44,336	44	7,896	18
APPS	15,851	13	11,600	11	4,251	37

Total revenue	$129,049	100%	$100,855	100%	$28,194	28%

Revenue in the Fiery and APPS operating segments for the three months ended September 30, 2009 has been revised to conform to the three months ended September 30, 2010 presentation, reflecting the reclassification of proofing software revenue from the APPS to the Fiery operating segment. Total revenue for the three months ended September 30, 2009 has not changed.

Fiery Revenue

Fiery revenue increased 36% in the third quarter of 2010 compared to the same period in 2009 as this segment continues to benefit from the conversion from analog to digital technology. Fiery revenue was driven by strong demand for our most advanced, high speed, digital color controllers in the high-end production market. Recent new and refreshed OEM engine launches contributed to the revenue increase.

Inkjet Revenue

Inkjet revenue increased by 18% in the third quarter of 2010 compared to the same period in 2009 due to sales of our GS series of printers during the quarter and significantly increased UV printer and ink sales. Coming out of the 2009 downturn, the transition from solvent to UV printers has accelerated. The UV ink and service part sales increase reflects the high utilization that our UV printers are experiencing in the field, which is partially offset by a decreased solvent printer installed base demand, also measured by solvent ink usage and service parts.

APPS Revenue

APPS revenue increased by 37% in the third quarter of 2010 compared to the same period in 2009. APPS revenue increased by 25% in the third quarter of 2010 compared to the same period in 2009 due to the Radius acquisition with the remainder of the increase relating to other products.

The APPS operating segment includes our management systems software, including Monarch (formerly Hagen), Pace, PSI, Logic, PrintSmith, and PrintFlow; our web-based order entry and order management software; and Radius. We sell PrintSmith to small print-for-pay and small commercial print shops; Pace to medium and large commercial print shops; Monarch to large commercial, publication, and digital print shops; and Radius to the packaging industry.

Our revenue by operating segment for the nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Nine months ended September 30,
	2010	Percent of total	2009	Percent of total	Change
					$	%
Fiery	$172,892	48%	$137,834	48%	$35,058	25%
Inkjet	146,261	41	112,897	39	33,364	30
APPS	39,843	11	36,379	13	3,464	10

Total revenue	$358,996	100%	$287,110	100%	$71,886	25%

Revenue in the Fiery and APPS operating segments for the nine months ended September 30, 2009 has been revised to conform to the nine months ended September 30, 2010 presentation, reflecting the reclassification of proofing software revenue from the APPS to the Fiery operating segment. Total revenue for the nine months ended September 30, 2009 has not changed.

Fiery Revenue

Fiery revenue increased by 25% during the nine months ended September 30, 2010 compared to the same period in 2009 as this segment continues to benefit from the conversion from analog to digital technology. Fiery revenue was driven by strong demand for our most advanced, high speed, digital color controllers in the high-end production market. Recent new and refreshed OEM engine launches contributed to the revenue increase.

Inkjet Revenue

Inkjet revenue increased by 30% during the nine months ended September 30, 2010 compared to the same period in 2009 due to sales of our GS series of printers during the quarter and significantly increased UV printer and ink sales. Coming out of the 2009 downturn, the transition from solvent to UV printers has accelerated. The UV ink and service part sales increase reflects the high utilization that our UV printers are experiencing in the field, which is partially offset by a decreased solvent printer installed base demand, also measured by solvent ink usage and service parts. Prior year Inkjet revenue had decreased significantly due to the tightened credit markets, which made it difficult for our customers to obtain financing in 2009.

APPS Revenue

APPS revenue increased by 10% during the nine months ended September 30, 2010 compared to the same period in 2009. APPS revenue increased by 8% during the nine months ended September 30, 2010 compared to the same period in 2009 due to the Radius acquisition, with the remainder of the increase relating to other products.

Revenue by Geographic Area

Our revenue by geographic area for the three months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three months ended September 30,
	2010	Percent of total	2009	Percent of total	Change
					$	%
Americas	$75,676	58%	$58,184	57%	$17,492	30%
EMEA	37,550	29%	30,083	30%	7,467	25%
Japan	10,988	9%	8,879	9%	2,109	24%
Other international locations	4,835	4%	3,709	4%	1,126	30%

Total revenue	$129,049	100%	$100,855	100%	$28,194	28%

Americas revenue increased 30% for the three months ended September 30, 2010 compared to the same period in 2009 due to increased revenue in all operating segments. Inkjet revenue was bolstered by the solvent to UV transition and new product launches. Fiery revenue benefited primarily from new OEM product launches and the transition from analog to digital technology. APPS revenue increased primarily as a result of the Radius acquisition.

Europe, Middle East, and Africa (“EMEA”) revenue increased 25% for the three months ended September 30, 2010 compared to the same period in 2009, primarily due to increased Fiery revenue. Fiery revenue benefited from new OEM product launches and the transition from analog to digital technology. Fiery revenue increased from 43% to 51% of EMEA revenue. Inkjet revenue was comparable with the same period in 2009. APPS revenue increased primarily as a result of the Radius acquisition.

Japan revenue increased 24% for the three months ended September 30, 2010 compared to the same period in 2009 as a result of improved Fiery revenue, which benefited from new OEM product launches and the transition from analog to digital technology. Fiery constitutes 88% of Japan revenue.

Other international locations revenue increased 30% for the three months ended September 30, 2010 compared to the same period in 2009, primarily due to increased Inkjet revenue.

Fiery revenue in the third quarter of 2010 represented 40%, 51%, 88%, and 32% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 39%, 43%, 88%, and 36% in the same quarter of 2009.

Inkjet revenue in the third quarter of 2010 represented 41%, 45%, 12%, and 64% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 42%, 55%, 11%, and 60% in the same quarter of 2009.

APPS revenue in the third quarter of 2010 represented 19%, 4%, 0%, and 4% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 19%, 2%, 1%, and 4% in the same quarter of 2009.

Our revenue by geographic area for the nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Nine months ended September 30,
	2010	Percent of total	2009	Percent of total	Change
					$	%
Americas	$208,016	58%	$167,349	58%	$40,667	24%
EMEA	105,539	30%	85,307	30%	20,232	24%
Japan	32,936	9%	24,897	9%	8,039	32%
Other international locations	12,505	3%	9,557	3%	2,948	31%

Total revenue	$358,996	100%	$287,110	100%	$71,886	25%

Americas revenue increased 24% for the nine months ended September 30, 2010 compared to the same period in 2009, due to increased revenue in all operating segments. Inkjet revenue was bolstered by the solvent to UV transition and new product launches. Fiery revenue benefited primarily from new OEM product launches and the transition from analog to digital technology. APPS revenue increased primarily as a result of the Radius acquisition.

EMEA revenue increased 24% for the nine months ended September 30, 2010 compared to the same period in 2009, due to increased revenue in all operating segments.

Japan revenue increased 32% due to increased Fiery and Inkjet revenue.

Other international locations revenue increased by 31% primarily due to increased Inkjet revenue.

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

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the three months ended September 30, 2010, one customer—Xerox – provided approximately 18% of our revenue. For the nine months ended September 30, 2010, two customers – Ricoh and Xerox – each provided more than 10% of our revenue individually and approximately 28% of revenue in the aggregate. For the three and nine months ended September 30, 2009, two customers – Canon and Xerox – each provided more than 10% of our revenue individually and approximately 23% and 24% of revenue, respectively, in the aggregate.

The increasing reliance on revenue from our major OEM partners is attributable to increased revenue in the Fiery operating segment where most revenue is generated from OEM customers. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number OEM customers or the size of existing OEM relationships. Several OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations with most of our OEMs to purchase our products at all, or in significant amounts. Such reductions have occurred in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenue from Inkjet and APPS, the percentage of our revenue that comes from individual OEMs will decrease.

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

We also believe that in addition to the factors described above, price reductions for our products will affect revenue in the future. We have previously reduced, and in the future will likely change, prices for our products. Depending on the price elasticity of demand for our products, the pricing and quality of competitive products, and other economic and competitive conditions, price changes have had, and may in the future have, an adverse impact on our revenue and profits.

Gross Profit

Gross profits by operating segment for the three months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30, 2010
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$60,966	$52,232	$15,851	$—	$129,049
Cost of revenue	19,345	34,235	5,197	279	59,056

Gross profit	$41,621	$17,997	$10,654	$(279)	$69,993

Gross profit percentages	68.3%	34.5%	67.2%		54.2%

	Three Months Ended September 30, 2009
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$44,919	$44,336	$11,600	$—	$100,855
Cost of revenue	15,273	29,385	3,754	253	48,665

Gross profit	$29,646	$14,951	$7,846	$(253)	$52,190

Gross profit percentages	66.0%	33.7%	67.6%		51.7%

Revenue, cost of revenue, and gross profit in the Fiery and APPS operating segments for the three months ended September 30, 2009 have been revised to conform to the three months ended September 30, 2010 presentation, reflecting the reclassification of proofing software revenue, cost of revenue, and gross profit from the APPS to the Fiery operating segment. Total revenue, cost of revenue, and gross profit for the three months ended September 30, 2009 have not changed.

For the three months ended September 30, 2010, our gross profit percentage was 54.2% compared to 51.7% for the same period in 2009, driven by better than expected revenue in our Fiery segment and margin improvements in the Inkjet segment.

For the three months ended September 30, 2010, the Fiery gross profit percentage was 68.3% compared to 66.0% for the same period in 2009. The increased Fiery gross profit percentage was due to relatively fixed manufacturing costs being spread over higher Fiery revenue.

For the three months ended September 30, 2010, the Inkjet gross profit percentage was 34.5% compared to 33.7% for the same period in 2009. The improved Inkjet gross profit percentage was due to fixed manufacturing costs being spread over higher Inkjet revenue, higher selling prices for new products launched in 2010, favorable product mix shift toward higher margin printers, and engineering design modifications reducing costs and improving reliability.

For the three months ended September 30, 2010, the APPS gross profit percentage was 67.2% compared to 67.6% for the same period in 2009 due to lower gross profit percentages on Radius service revenue.

Gross profit by operating segment for the nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Nine Months Ended September 30, 2010
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$172,892	$146,261	$39,843	$—	$358,996
Cost of revenue	55,937	99,495	13,028	809	169,269

Gross profit	$116,955	$46,766	$26,815	$(809)	$189,727

Gross profit percentages	67.6%	32.0%	67.3%		52.8%

	Nine Months Ended September 30, 2009
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$137,834	$112,897	$36,379	$—	$287,110
Cost of revenue	44,793	77,651	11,970	807	135,221

Gross profit	$93,041	$35,246	$24,409	$(807)	$151,889

Gross profit percentages	67.5%	31.2%	67.1%		52.9%

Revenue, cost of revenue, and gross profit in the Fiery and APPS operating segments for the nine months ended September 30, 2009 have been revised to conform to the nine months ended September 30, 2010 presentation, reflecting the reclassification of proofing software revenue, cost of revenue, and gross profit from the APPS to the Fiery operating segment. Total revenue, cost of revenue, and gross profit for the nine months ended September 30, 2009 have not changed.

For the nine months ended September 30, 2010, our gross profit percentage was 52.8%, which is comparable to 52.9% for the same period in 2009. The gross profit percentage for the nine months ended September 30, 2010 is net of the impact of a $2.3 million write-off of excess solvent inventories as a result of the transition from solvent to UV technology, which has recently proceeded at a faster pace than expected. The gross profit percentage would have been 53.5%, if not for this charge. The improved gross profit percentage was due to the improved Inkjet gross profit percentage.

For the nine months ended September 30, 2010, the Fiery and APPS gross profit percentages were comparable to the same period in 2009.

For the nine months ended September 30, 2010, the Inkjet gross profit percentage was 32.0% compared to 31.2% for the same period in 2009. If not for the charge for excess solvent inventories, the Inkjet gross profit percentage would have increased to 33.5%. The improved Inkjet gross profit percentage was due to fixed manufacturing costs being spread over higher Inkjet revenue, higher selling prices for new products launched in 2010, favorable product mix shift toward higher margin printers, and engineering design modifications reducing costs and improving reliability.

If our product mix changes significantly, our gross profits will fluctuate. In addition, gross profits can be impacted by a variety of other factors. These factors include market prices achieved on our current and future products, availability and pricing of key components (including DRAM, processors, ink components, and print heads), subcontractor manufacturing costs, channel, geographic mix, product transition results, new product introductions, competition, and general economic conditions in the U.S. and abroad. Gross profits may fluctuate from period to period. In addition to the factors affecting revenue described above, if we reduce prices, gross profits for our products could be lower.

Many of our products and sub-assemblies are manufactured by subcontract manufacturers that purchase most of the necessary components. If our subcontract manufacturers cannot obtain necessary components at favorable prices, we could experience increased product costs. We purchase certain components directly, including processors, memory, certain ASICs, and software licensed from various sources, including Adobe PostScript ® software.

Stock-based Compensation Included in Gross Profit

Stock-based compensation expenses included in gross profit of $0.3 and $0.8 million, respectively, for the three and nine months ended September 30, 2010 were comparable to the three and nine months ended September 30, 2009.

We account for stock-based payment awards in accordance with ASC 718, which requires stock-based compensation expense to be recognized based on the fair value of such awards on the date of grant. We amortize compensation cost on a graded vesting basis over the vesting period, after assessing the probability of achieving requisite performance criteria with respect to performance-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. This has the impact of greater stock-based compensation expense during the initial years of the vesting period.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2010 and 2009 (in thousands) were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change		2010	2009	Change
			$	%			$	%
Research and development	$27,249	$27,128	$121	1%	$78,207	$84,236	$(6,029)	(7)%
Sales and marketing	27,244	25,691	1,553	6	78,491	75,584	2,907	4
General and administrative	9,364	9,147	217	2	28,221	26,037	2,184	8
Restructuring and other	950	2,206	(1,256)	(57)	3,971	12,166	(8,195)	(67)
Amortization of identified intangibles	3,351	3,078	273	9	9,206	15,501	(6,295)	(41)

Total operating expenses	$68,158	$67,250	$908	1%	$198,096	$213,524	$(15,428)	(7)%

Operating expenses, including restructuring and other charges, amortization of intangible assets, and stock-based compensation, increased by $0.9 million and, as a percentage of revenue, were 53% and 67% for the three months ended September 30, 2010 and 2009, respectively. Operating expenses, including restructuring and other charges, amortization of intangible assets, and stock-based compensation, decreased by $15.4 million and, as a percentage of revenue, were 56% and 74% for the nine months ended September 30, 2010 and 2009, respectively.

The decrease in operating expenses for the nine months ended September 30, 2010 as compared with the same period in 2009 was primarily due to significantly lower personnel-related expense due to company-wide reductions in force that occurred throughout 2009, company-wide salary reductions implemented during the second quarter of 2009, temporary suspension of our matching of employee 401(k) contributions, and reduced consulting, partially offset by decreased utilization of vacation balances and increased variable compensation expense consisting primarily of increased commission payments resulting from increased revenue.

Research and Development

Expenses for research and development consist primarily of costs associated with personnel, consulting and prototype materials.

Research and development expenses for the three months ended September 30, 2010 totaled $27.2 million, or 21% of revenue, compared to $27.1 million, or 27% of revenue, for the three months ended September 30, 2009, an increase of $0.1 million, or 1%. Personnel-related expenses increased by $0.6 million primarily due to increased variable compensation due to improved profitability and decreased utilization of vacation balances, partially offset by head count and salary reductions. Stock-based compensation expense decreased by $0.5 million due to less equity awards issued during the last twelve months amortized under the graded vesting method. Prototypes and non-recurring engineering decreased by $0.3 million due to a more streamlined design effort. Facilities and information technology expenses increased by $0.3 million.

Research and development expenses for the nine months ended September 30, 2010 totaled $78.2 million, or 22% of revenue, compared to $84.2 million, or 29% of revenue, for the nine months ended September 30, 2009, a decrease of $6.0 million, or 7%. Personnel-related expenses decreased by $2.3 million primarily due to head count, salary, and consulting expense reductions, as well as temporary suspension of our matching of employee 401(k) contributions, partially offset by increased variable compensation due to improved profitability, decreased utilization of vacation balances, and increased travel expense. Stock-based compensation expense decreased by $1.6 million due to less equity awards issued during the last twelve months amortized under the graded vesting method. Prototypes, non-recurring engineering, and related supplies decreased by $0.9 million due to a more streamlined design effort. Facilities and information technology expenses decreased by $1.2 million.

We expect that if the U.S. dollar remains volatile against the Indian rupee or other currencies, research and development expenses reported in U.S. dollars could fluctuate, although we have begun to hedge the Indian rupee, which partially mitigates this risk.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, and other international locations.

Sales and marketing expenses for the three months ended September 30, 2010 totaled $27.2 million, or 21% of revenue, compared to $25.7 million, or 26% of revenue, for the three months ended September 30, 2009, an increase of $1.6 million, or 6%. Personnel-related expenses increased by $1.6 million primarily due to increased head count resulting from the Radius acquisition, variable compensation due to improved profitability, commission payments resulting from increased revenue, and decreased utilization of vacation balances. Marketing program spending increased by $0.2 million. Travel expenses increased by $0.3 million primarily due to increased trade show activity. Stock-based compensation expense increased by $0.1 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. Offsetting the increases in personnel-related and stock-based compensation expense is $0.6 million reduction in sales and marketing expenses due to facility downsizing achieved during the last year and focused efforts on cost reduction.

Sales and marketing expenses for the nine months ended September 30, 2010 totaled $78.5 million, or 22% of revenue, compared to $75.6 million, or 27% of revenue, for the nine months ended September 30, 2009, an increase of $2.9 million, or 4%. Personnel-related expenses increased by $3.2 million primarily due to increased head count resulting from the Radius acquisition, variable compensation due to improved profitability, commission payments resulting from increased revenue, decreased utilization of vacation balances, and temporary suspension of our matching of employee 401(k) contributions. Travel expenses increased by $0.7 million primarily due to increased trade show activity. We have increased trade show and marketing program spending by $2.2 million because the printing industry has begun to recover. Stock-based compensation expense decreased by $0.2 million due to less equity awards issued during the last twelve months amortized under the graded vesting method. Offsetting these increases is $3.0 million reduction in sales and marketing expenses due to facility downsizing achieved during the last year and focused efforts on cost reduction.

Over time, our sales and marketing expenses may increase in absolute terms, if revenue increase in future periods, as we continue to actively promote our products and introduce new products and services. We expect that if the U.S. dollar remains volatile against other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of costs associated with administrative personnel, legal, and finance expenses.

General and administrative expenses for the three months ended September 30, 2010 totaled $9.4 million, or 7% of revenue, compared to $9.2 million, or 9% of revenue, for the nine months ended September 30, 2009, an increase of $0.2 million, or 2%. Stock-based compensation expense increased by $0.5 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. Legal expenses decreased by $0.5 million as significant cases were settled in the prior year and due to more efficient spending. Travel expense increased by $0.1 million. Consistent with the new accounting guidance with respect to business combinations, acquisition-related costs of $0.1 million were expensed during the three months ended September 30, 2010 in connection with our acquisition of Radius.

General and administrative expenses for the nine months ended September 30, 2010 totaled $28.2 million, or 8% of revenue, compared to $26.0 million, or 9% of revenue, for the nine months ended September 30, 2009, an increase of $2.2 million, or 8%. Stock-based compensation expense increased by $0.7 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. Legal expenses decreased by $1.4 million as significant cases were settled in the prior year and due to more efficient spending. Travel expense increased by $0.4 million. Consistent with the new accounting guidance with respect to business combinations, acquisition-related costs of $1.2 million were expensed during the nine months ended September 30, 2010 in connection with our acquisition of Radius. Remaining expense increases relate primarily to facilities, information technology, and travel expenses.

Restructuring and Other

Restructuring and other consists primarily of restructuring, severance, asset impairment, and acquisition integration expenses.

Restructuring and other for the three months ended September 30, 2010 totaled $1.0 million compared to $2.2 million for the three months ended September 30, 2009, a decrease of $1.2 million. Restructuring and other includes severance costs of $0.7 and $2.2 million related to head count reductions of 20 and 38 during the three months ended September 30, 2010 and 2009, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Restructuring and other includes charges to downsize two Radius facilities and integrate the Radius operation into the APPS operating segment during the third quarter of 2010.

Restructuring and other for the nine months ended September 30, 2010 totaled $4.0 million compared to $12.2 million for the nine months ended September 30, 2009, a decrease of $8.2 million. Restructuring and other includes severance costs of $2.2 and $8.4 million related to head count reductions of 84 and 227 during the nine months ended September 30, 2010 and 2009, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Asset impairment of $0.7 and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively, primarily related to equipment made redundant as a result of abandoned projects in the Inkjet operating segment. Reserves for facility-related restructuring costs increased by $0.7 million during the nine months ended September 30, 2010 primarily due to a decrease in estimated sublease income necessitated by continuing weakness in the commercial real estate market where these facilities are located and three facilities closures. Reserves for facility-related restructuring costs increased by $0.6 million during the nine months ended September 30, 2009 primarily due to two facilities closures.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended September 30, 2010 totaled $3.4 million, or 3% of revenue, compared to $3.1 million, or 3% of revenue, for the three months ended September 30, 2009, an increase of $0.3 million, or 9%. Amortization of identified intangible assets increased primarily due to the amortization of intangibles acquired in the Radius acquisition.

Amortization of identified intangibles for the nine months ended September 30, 2010 totaled $9.2 million, or 3% of revenue, compared to $15.5 million, or 5% of revenue, for the nine months ended September 30, 2009, a decrease of $6.3 million, or 41%. Amortization of identified intangibles decreased primarily due to several intangible assets that were fully amortized during 2009, partially offset by the amortization of intangible assets acquired in the Radius acquisition.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes interest income, net, gains and losses from sales from our cash and short-term investments, and net foreign currency transaction gains and losses on our operating activities.

Interest and other income, net, for the three months ended September 30, 2010 and 2009 was $3.1 and $1.2 million, respectively. Interest income for the three months ended September 30, 2010 and 2009 was $0.4 and $0.9 million, respectively. The decrease in interest income of $0.5 million was driven by lower interest income on our investments as a result of lower investment balances and interest rates as we sold a substantial portion of our investment portfolio during 2009 to generate cash for the repurchase of our common stock under the ASR during the first quarter of 2009 and the tender offer during the fourth quarter of 2009.

Net realized investment gains (losses) were $0.1 and $(0.3) million during the three months ended September 30, 2010 and 2009, respectively. The net realized investment loss of $0.3 million for the three months ended September 30, 2009 consisted of gains on our investments in marketable securities of $0.1 million, offset by losses on our equity method investments of $0.4 million.

Realized and unrealized foreign exchanges gains were $2.5 and $0.6 million for the three months ended September 30, 2010 and 2009, respectively. This $1.9 million fluctuation primarily results from recovery in the value of the Euro and, to a lesser extent, from recovery in the value of the British pound during the respective periods.

Interest and other income (expense), net, for the nine months ended September 30, 2010 and 2009 was $(1.0) and $2.7 million, respectively. Interest income for the nine months ended September 30, 2010 and 2009 was $1.3 and $3.1 million, respectively. The decrease in interest income of $1.8 million was driven by lower interest income on our investments as a result of lower investment balances and interest rates as we sold a substantial portion of our investment portfolio during 2009 to generate cash for the repurchase of our common stock under the ASR during the first quarter of 2009 and the tender offer during the fourth quarter of 2009.

Net realized investment gains (losses) were $0.4 and $(1.0) million during the nine months ended September 30, 2010 and 2009, respectively. The net realized investment loss of $1.0 million for the nine months ended September 30, 2009 consisted of gains on our investments in marketable securities of $0.2 million, offset by losses on our equity method investments of $1.2 million.

Realized and unrealized foreign exchange gains (losses) were $(2.8) and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively. This $3.5 million fluctuation primarily results from deterioration in the value of the Euro and, to a lesser extent, from deterioration in the value of the British pound during the respective periods.

Sale of Building and Land

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.3 million to Gilead. The property sold included an approximately 163,000 square foot building at 301 Velocity Way as well as approximately 30 acres of land. Direct transaction costs consist primarily of broker commissions, documentary transfer and title costs, legal fees, and other expenses. The cost of the land, building, and improvements accounted for as assets held for sale at December 31, 2008 were included in the determination of the $80 million gain on sale of building and land for the nine months ended September 30, 2009.

Income (Loss) Before Income Taxes

For the three months ended September 30, 2010, pretax net income of $4.9 million includes $0.5 million of U.S. pretax net loss and $5.4 million of foreign pretax net income. The pretax net loss attributable to U.S. operations was impacted by the amortization of identified intangibles of $3.0 million, stock-based compensation expense of $4.9 million, and restructuring and other expenses of $0.5 million. The pretax net income attributable to foreign operations was impacted by the amortization of identified intangibles of $0.4 million, restructuring and other expenses of $0.5 million, and acquisition-related expenses of $0.1 million.

For the nine months ended September 30, 2010, pretax net loss of $9.4 million includes $13.3 million of U.S. pretax net loss and $3.9 million of foreign pretax net income, respectively. The pretax net loss attributable to U.S. operations was impacted by amortization of identified intangibles of $8.6 million, stock-based compensation expense of $12.1 million, restructuring and other costs of $2.5 million, acquisition-related costs of $1.1 million, and a charge for $0.9 million of excess solvent inventories. The pretax net income attributable to foreign operations was impacted by the amortization of identified intangibles of $0.6 million, restructuring and other expenses of $1.4 million, and a charge for excess solvent inventories of $1.4 million.

For the three months ended September 30, 2009, pretax net loss of $13.9 million includes $5.2 million of U.S. pretax net loss. The pretax net loss attributable to U.S. operations was impacted by the amortization of identified intangibles of $2.9 million, stock-based compensation expense of $4.9 million, and restructuring and other costs of $1.1 million. The pretax net loss attributable to foreign operations was impacted by the amortization of identified intangibles of $0.2 million and restructuring and other costs of $1.1 million.

For the nine months ended September 30, 2009, pretax net income of $21.1 million includes $35.6 million of U.S. pretax net income. The pretax net income attributable to U.S. operations was impacted by the $80.0 million gain on sale of building and land, offset by the amortization of identified intangibles of $15.0 million, stock-based compensation expense of $13.3 million, and restructuring and other costs of $10.0 million. The pretax net loss attributable to foreing operations was impacted by the amortization of identified intangibles of $0.5 million and restructuring and other costs of $2.0 million.

Income Taxes

For the third quarter of 2010, we recognized a tax benefit of $8.4 million compared to a tax benefit of $1.7 million for the same period in 2009. The tax benefit for the third quarter of 2010 included benefits of $8.3 million due to a reduction in tax reserves and interest established in prior years for intercompany charges with foreign affiliates, $2.1 million related to our reassessment of taxes resulting from the filing of our 2009 federal and state income tax returns, $0.2 million related to tax deductions resulting from ESPP dispositions, and $0.2 million related to restructuring and severance costs. The tax benefit for the third quarter of 2010 also included a charge of $0.7 million related to tax shortfalls pursuant to ASC 718-740. The tax benefit for the third quarter of 2009 included benefits of $0.9 million related to restructuring and severance costs, $0.3 million related to our reassessment of taxes resulting from the filing of our 2008 federal and state income tax returns, and $0.2 million related to tax deductions resulting from ESPP dispositions. The third quarter 2009 tax benefit also included charges of $0.9 million related to tax shortfalls pursuant to ASC 718-740 and $0.2 million related to potential interest related to future tax assessments. Without the discrete charges and benefits described above, the tax provision for the third quarter of 2010 is $1.7 million compared to a tax benefit of $1.3 million for the same period in 2009. This increase in tax provided is due primarily to the expiration of the federal research and development credit and an increase in profitability before income taxes.

For the nine months ended September 30, 2010, we recognized a tax benefit of $8.8 million compared to a tax provision of $19.8 million for the same period in 2009. For the nine months ended September 30, 2010, the tax benefit included charges of $3.4 million related to tax shortfalls pursuant to ASC 718-740 and $0.3 million related to potential interest related to future tax assessments. The tax benefit for the nine months ended September 30, 2010 also included benefits of $8.3 million due to a reduction in tax reserves and interest, established in prior years for intercompany charges with foreign affiliates, $2.1 million related to our reassessment of taxes resulting from the filing of our 2009 federal and state income tax returns, $1.1 million related to restructuring and severance costs, $0.5 million related to tax deductions resulting from ESPP dispositions, $0.4 million related to excess solvent inventories and related end-of-life purchases, and $0.3 million related to asset impairment charges. For the nine months ended September 30, 2009, the tax provision included charges of $32.3 million related to the gain on sale of the Foster City building and land, $4.0 million related to tax shortfalls recognized pursuant to ASC 718-740, and $0.4 million related to potential interest related to future tax assessments. The tax provision for the nine months ended September 30, 2009 also included benefits of $3.6 million related to restructuring and severance costs, $1.3 million related to asset impairment charges, $0.3 million related to our reassessment of interest payments related to the 2002-2004 IRS audit, $0.3 million related to our reassessment of taxes resulting from the filing of our 2008 federal and state income tax returns, and $0.3 million related to tax deductions resulting from ESPP dispositions. Without the discrete charges and benefits described above, the tax provision for the nine months ended September 30, 2010 is $0.2 million compared to a tax benefit of $11.1 million for the same period in 2009. This increase in tax provided is due primarily to the expiration of the federal research and development credit and a decrease in the loss before income taxes.

Primary differences in 2010 and 2009 between our tax provision rate and the U.S. statutory rate of 35% for both periods include tax benefits associated with credits for research and development costs for 2009 and the tax effects of charges related to stock-based compensation pursuant to ASC 718-740, which are non-deductible for tax purposes.

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

We compute non-GAAP net income (loss) and non-GAAP earnings per diluted share by adjusting GAAP net income (loss) and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles, recurring stock-based compensation expense, as well as restructuring-related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include excess solvent inventories and related end-of-life purchases, project abandonment costs, asset impairment charges, certain legal settlements, our sale of certain real estate assets, acquisition-related transaction costs and legal expenses, and costs to integrate such acquisitions into our business. Examples of these excluded items are:

•	Recurring charges and gains, including:

¡	Amortization of acquisition-related intangibles. Intangible assets acquired to date are being amortized on a straight-line basis.

¡	Stock-based compensation expense is recognized in accordance with ASC 718.

•	Non-recurring charges and gains, including:

¡	Excess solvent inventories and related end-of-life purchases.

¡

Acquisition-related transaction costs and legal expenses associated with the acquisition of Golflane, a U.K. private limited company, the parent holding company of Radius, which closed on July 2, 2010.

¡	Restructuring and other consists of:

–	Restructuring-related charges. We have incurred restructuring charges as we reduce the number and size of our facilities and the size of our workforce.

–	Asset impairment consisting primarily of equipment and non-cancellable purchase orders incurred relating to a planned product that was cancelled, a facility closure, and the write-off of a private minority investment.

–	Integration expenses required to integrate Radius into our business.

¡

Gain on sale of building and land. On January 29, 2009, we sold a portion of our Foster City, California campus for a final amount of $137.3 million resulting in a gain on sale of approximately $80.0 million as of September 30, 2009.

•	Tax effect of non-GAAP adjustments. After removing the non-GAAP items, we apply the principles of ASC 740 to estimate the non-GAAP income tax provision in each jurisdiction in which we operate.

•

We have excluded the recognition of previously unrecognized tax benefits of $8.4 million from our non-GAAP net income (loss) for the three and nine months ended September 30, 2010 to facilitate comparability of our operating performance between periods.

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

RECONCILIATION OF GAAP NET INCOME (LOSS) TO NON-GAAP NET INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share data)	2010	2009	2010	2009

Net income (loss)	$13.4	$(12.2)	$(0.6)	$1.2

Excess solvent inventories and related end-of-life purchases	—	—	2.3	—
Amortization of identified intangibles	3.4	3.1	9.2	15.5
Stock-based compensation expense	4.9	4.9	12.1	13.3
Acquisition-related transaction costs and legal expenses	0.1	—	1.2	(0.1)
Restructuring and other	1.0	2.2	4.0	12.2
Gain on sale of building and land	—	—	—	(80.0)
Tax effect on non-GAAP net income (loss)	(12.1)	(0.6)	(13.7)	24.8

Non-GAAP net income (loss)	$10.7	$(2.6)	$14.5	$(13.1)

Non-GAAP net income (loss) per diluted share	$0.23	$(0.05)	$0.31	$(0.26)

Shares for purposes of computing diluted non-GAAP net income (loss) per share	46.9	49.4	46.5	50.0

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments increased by $2.8 million to $207.0 million as of September 30, 2010 from $204.2 million as of December 31, 2009. The increase was primarily due to cash provided by operating activities of $18.9 million, ESPP proceeds of $5.7 million, and proceeds from the exercise of stock options of $0.2 million, partially offset by the $14.1 million acquisition of Radius, net of cash acquired, payment of contingent consideration related to the Pace acquisition of $2.4 million, net settlement of RSUs for employee common stock-related tax liabilities of $2.3 million, capital expenditures of $2.8 million, and the payment of transaction costs of $0.6 million related to the tender offer concluded during the fourth quarter of 2009.

(in thousands)	September 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$108,870	$106,067	$2,803
Short term investments	98,120	98,134	(14)

Total cash, cash equivalents, and short-term investments	$206,990	$204,201	$2,789

	Nine months ended September 30,
(in thousands)	2010	2009	Change
Net cash provided by (used for) operating activities	$18,896	$(26,082)	$44,978
Net cash provided by (used for) investing activities	(19,587)	49,754	(69,341)
Net cash provided by (used for) financing activities	3,335	(24,588)	27,923
Effect of foreign exchange rate changes on cash and cash equivalents	159	64	95

Increase (decrease) in cash and cash equivalents	$2,803	$(852)	$3,655

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At September 30, 2010, cash, cash equivalents, and short term investments available totaled $207.0 million. Despite the current economic environment, we believe that our liquidity position and capital resources continue to remain sufficient to meet our operating and working capital needs.

Operating Activities

During the first nine months of 2010, our operating activities provided cash flows of $18.9 million.

Net loss of $0.6 million included non-cash charges and credits of $32.2 million, comprised primarily of $15.8 million in depreciation and amortization, $12.1 million of stock-based compensation expense, provision for inventory obsolescence of $3.6 million, and $2.3 million of excess solvent inventories and related end-of-life purchases, offset by $1.6 million of other non-cash charges, credits, and provisions. The net change in operating assets and liabilities of $12.7 million consists primarily of increases in accounts receivable, inventories, and other current assets of $3.6, $3.7, and $2.8 million, respectively, and decreases in net taxes payable of $13.6 million, offset by increases in accounts payable and accrued liabilities of $11.0 million.

Accounts Receivable

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) of accounts receivable. DSOs were 61 and 65 days at September 30, 2010 and December 31, 2009, respectively. We calculate DSO by dividing the net accounts receivable balance at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. The decrease in DSO was primarily due to improved collection efforts during the year. DSOs will vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. As our percentage of APPS and Inkjet revenue increase, DSOs will trend higher. Our DSOs related to APPS software and Inkjet direct sales are traditionally higher than those related to Fiery OEM customers as, historically, OEMs have paid on a more timely basis.

Inventories, net

Our inventories are procured primarily to support the Inkjet and Fiery operating segments. Net inventories decreased to $45.2 million at September 30, 2010 from $48.8 million at December 31, 2009. Net Inkjet inventories decreased by $2.6 million primarily due to the provision for inventory obsolescence, the write-off of excess solvent inventories and related end-of-life purchases, and raw material utilization. Net Inkjet raw materials had increased in advance of the new product launches that occurred toward the end of 2009 and the beginning of 2010. Net Inkjet raw materials have decreased subsequent to the new product launches.

Investing Activities

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $0.3 million during the nine months ended September 30, 2010. We have classified our investment portfolio as “available-for-sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

We acquired Radius for approximately $14.1 million, net of cash acquired, plus an additional future cash earn out contingent on achieving certain performance targets. Radius is a print management software company that provides PMIS solutions for the packaging industry. We also paid $2.4 million of contingent consideration earned during 2009 under the terms of the Pace acquisition agreement, which had closed during the third quarter of 2008.

Property and Equipment, Net

Net purchases of property and equipment were $2.8 million for the nine months ended September 30, 2010. Our property and equipment additions have historically been funded from operations. We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware/software used in our business, and our business outlook.

We sold a 163,000 square foot building and 30 acres of related land for net cash proceeds in 2009 of $135.8 million.

Financing Activities

Financing activities relating to the net settlement of RSUs for employee common stock-related tax liabilities and payment of transaction costs related to the tender offer concluded during the fourth quarter of 2009 used $2.9 million during the nine months ended September 30, 2010. We received $5.7 million related to the ESPP and $0.2 million related to stock option exercises.

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

Other Commitments

Fiery inventories consist primarily of raw and finished goods, memory subsystems, processors, and ASICs, which are sold to subcontract manufacturers responsible for manufacturing our products. Inkjet inventories consist of raw and finished goods, print heads, frames, solvent ink, and other components to support our internal manufacturing operations and UV ink, which is purchased from subcontract manufacturers responsible for manufacturing our UV ink. If we decide to purchase components and manufacture our controllers or UV ink, or purchase and sell components other than the processors, ASICs, and memory subsystems to our subcontract manufacturers, inventories and potentially property and equipment would increase significantly, thereby reducing available cash resources. Further, inventories could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole source suppliers for certain key components and could experience a significant negative impact on our financial condition and results of operations if such supplies were reduced or not available.

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

Off-Balance Sheet Financing

Synthetic Lease Arrangements

As of December 31, 2008, we were a party to two synthetic leases covering our Foster City facilities located at 301 and 303 Velocity Way, Foster City, California (the “301 Lease” and the “303 Lease,” together “Leases”). These Leases provided a cost effective means of providing adequate corporate office space. The Leases included an option to purchase the facilities during or at the end of the term of the Leases for the amount the lessor expended to purchase the facilities. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2008) were in LIBOR-based interest bearing accounts and were restricted as to withdrawal at all times. We exercised our purchase option relating to the 301 Lease in the first quarter of 2009 in connection with the sale of the building and land and terminated the corresponding synthetic lease. Accordingly, the $31.7 million of pledged funds have been recognized in the determination of the gain on sale of building and land in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009.

On January 29, 2009, we sold a portion of the Foster City, California campus for $137.3 million. The property sold included an approximately 163,000 square foot building at 301 Velocity Way as well as approximately 30 acres of land. The cost of the land, building, and improvements accounted for as assets held for sale at December 31, 2008 were included in the determination of the $80.0 million gain on sale of building and land for the nine months ended September 30, 2009.

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

Our remaining synthetic lease is $56.9 million as of September 30, 2010. We have guaranteed the lessor a residual value associated with the building equal to 82% of their funding of the 303 Lease. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger-related covenants as of September 30, 2010. We have assessed our exposure in relation to the first loss guarantees under the 303 Lease and have determined there is no deficiency to the guaranteed value at September 30, 2010. If there is a decline in value, we will record a loss associated with the residual value guarantee. The $56.9 million pledged under the 303 Lease is in LIBOR-based interest bearing accounts restricted as to withdrawal at all times.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the volatile global credit markets and economic uncertainty that have affected various sectors of the financial markets and caused credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.0 million at September 30, 2010.

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

The following table presents the hypothetical change in fair values in the financial instruments held by us at September 30, 2010 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$100,755	$99,793	$98,831

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound, Indian rupee, and Japanese yen. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposures from non-U.S. dollar-denominated sales (primarily Euro and British pound) and operating expenses (primarily Euro and Indian rupee) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.0 million at September 30, 2010.

Financial Risk Management

The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated sales in Europe and operating expenses in Europe, India, and Japan. During the fourth quarter of 2009, we began hedging our operating expense exposure in Indian rupees. As of September 30, 2010, we had not entered into hedges against any other currency exposures, but we may consider hedging against currency movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure, in the future.

We maintain investment portfolio holdings of various issuers, types, and maturities. These investments are typically U.S. Treasury and sponsored entities securities, corporate debt instruments, asset-backed instruments, and mortgage-backed instruments. These short-term investments are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. These securities are not leveraged and are held for purposes other than trading.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended September 30, 2010, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2010, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

We may be involved, from time to time, in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, securities law, intellectual property, employment matters and other claims or litigation matters relating to various claims that arise in the normal course of business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss on pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. Taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay for the cases discussed. However, our estimates could be incorrect, and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.

As of September 30, 2010, the end of the quarterly period covered by this report, we are subject to the various claims, lawsuits, investigations or proceedings discussed below, as well as certain other legal proceedings that have arisen in the ordinary course of business.

Durst Fototechnik Technology GmbH (“Durst”) v. Electronics for Imaging, GmbH (“EFI GmbH”) and EFI et al.:

On February 23, 2007, Durst brought a patent infringement action against EFI GmbH in the Mannheim District Court in Germany. Durst seeks statutory damages and a permanent injunction in Germany against certain EFI printers with white ink capability. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity, and unenforceability based on Durst’s improper actions before the German patent office. EFI filed its Statement of Defense on August 29, 2007. EFI’s defenses include those for EFI GmbH, as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2007. At the conclusion of the trial, the court ordered the parties to provide further briefing regarding issues raised by EFI regarding the validity of Durst’s patent.

By a decision dated November 27, 2009, the Manheim court entirely dismissed Durst’s infringement actions against EFI GmbH and EFI. Durst has appealed the decision and the appeal is currently pending at the Court of Appeal of Karlsruhe in Germany.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of stock repurchases for the quarter ended September 30, 2010 (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2010	—	$—	—	$—
August 2010	64	10.91	—	—
September 2010	1	11.35	—	—

Total	65		—	$—

(1)	Represents shares purchased from employees to satisfy tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Reserved

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: November 8, 2010	/s/ Guy Gecht
Guy Gecht Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2010	/s/ Gordon Heneweer
Gordon Heneweer Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.