Form 10-Q
period 2011-03-31
ELECTRONICS FOR IMAGING INC
filed 2011-05-10
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares of Common Stock outstanding as of April 29, 2011 was 46,680,492.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$123,939	$126,363
Short-term investments, available for sale	101,272	103,300
Accounts receivable, net of allowances of $11.8 and $13.2 million, respectively	92,588	85,453
Inventories	44,865	46,216
Other current assets	32,338	24,317

Total current assets	395,002	385,649
Property and equipment, net	28,900	26,547
Restricted investments	56,850	56,850
Goodwill	143,246	139,517
Intangible assets, net	50,053	49,140
Deferred tax assets	43,368	47,137
Other assets	2,167	1,741

Total assets	$719,586	$706,581

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$46,233	$49,189
Accrued and other liabilities	43,327	45,730
Deferred revenue	31,767	24,298
Income taxes payable	1,397	1,182

Total current liabilities	122,724	120,399
Contingent liability	999	619
Deferred tax liabilities	1,329	1,292
Non-current income taxes payable	34,130	32,522

Total liabilities	159,182	154,832

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 75,356 and 74,456 shares issued and outstanding, respectively	754	745
Additional paid-in capital	701,616	692,904
Treasury stock, at cost, 28,447 and 28,031 shares, respectively	(494,616)	(488,559)
Accumulated other comprehensive income	2,696	2,955
Retained earnings	349,954	343,704

Total stockholders' equity	560,404	551,749

Total liabilities and stockholders' equity	$719,586	$706,581

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2011	2010
Revenue	$140,053	$110,830
Cost of revenue (1)	61,342	52,059

Gross profit	78,711	58,771
Operating expenses:
Research and development (1)	27,471	26,128
Sales and marketing (1)	28,248	25,103
General and administrative (1)	13,157	9,977
Restructuring and other (Note 11)	1,347	2,012
Amortization of identified intangibles	3,420	2,928

Total operating expenses	73,643	66,148

Income (loss) from operations	5,068	(7,377)
Interest and other income (expense), net	2,396	(2,314)

Income (loss) before income taxes	7,464	(9,691)
Provision for income taxes	(1,215)	(1,687)

Net income (loss)	$6,249	$(11,378)

Net income (loss) per basic common share	$0.13	$(0.25)

Net income (loss) per diluted common share	$0.13	$(0.25)

Shares used in basic per-share calculation	46,686	44,699

Shares used in diluted per-share calculation	48,445	44,699

(1) Includes stock-based compensation expense as follows:

	2011	2010
Cost of revenue	$236	$255
Research and development	877	1,110
Sales and marketing	885	952
General and administrative	3,173	1,644

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$6,249	$(11,378)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	5,397	5,299
Deferred taxes	36	(1,421)
Provision for allowance for bad debts and sales-related allowances	(381)	(622)
Tax benefit from employee stock plans	214	—
Excess tax benefit from stock-based compensation	(614)	(334)
Provision for inventory obsolescence	3,261	703
Stock-based compensation	5,171	3,961
Asset impairment	—	389
Other non-cash charges and credits	272	(272)
Changes in operating assets and liabilities	(8,481)	3,672

Net cash provided by (used for) operating activities	11,124	(3)

Cash flows from investing activities:
Purchases of short-term investments	(32,287)	(38,165)
Proceeds from sales and maturities of short-term investments	33,936	41,062
Purchases of property and equipment	(2,655)	(663)
Businesses purchased, net of cash acquired	(11,044)	—
Proceeds from acquired business investment	713	—

Net cash provided by (used for) investing activities	(11,337)	2,234

Cash flows from financing activities:
Proceeds from issuance of common stock	3,337	3,057
Purchases of treasury stock and net settlement of restricted stock, including transaction costs	(6,057)	(2,137)
Repayment of acquired business debt	(210)	—
Excess tax benefit from stock-based compensation	614	334

Net cash provided by (used for) financing activities	(2,316)	1,254

Effect of foreign exchange rate changes on cash and cash equivalents	105	(43)

Increase (decrease) in cash and cash equivalents	(2,424)	3,442
Cash and cash equivalents at beginning of year	126,363	106,067

Cash and cash equivalents at end of quarter	$123,939	$109,509

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies, consistent in all material respects, with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2010, included in our Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair presentation of our financial position, operating results, and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of results for the entire year. Please refer to Note 8, Commitments and Contingencies, for our accounting treatment for contingent liabilities related to employee medical and dental coverage, which we self-insure beginning with the first quarter of 2011.

Change in Accounting Principle Impacting Interim Reporting

We have changed our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate in accordance with Accounting Standards Codification (“ASC”) 270, Interim Reporting. Previously, certain employee benefit costs were expensed in the quarter in which they became payable. We believe that this is a preferable change in accounting principle because it treats these costs similarly to other employment related costs such as stock-based compensation and annual discretionary bonuses and results in the ratable allocation of a cost to each interim period that is expected to benefit from employees’ service. The effect of this change in the quarter ended March 31, 2011 is to reduce our expenses and increase prepaid assets for deferred employee benefit costs by $1.4 million. The impact on the quarter ended March 31, 2010 is not material.

Recent Accounting Pronouncements

Revenue Recognition. In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) consensuses reflected in Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (ASC 605), and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (ASC 985-605). We adopted these provisions as of the beginning of fiscal 2011 for new and materially modified transactions originating after January 1, 2011.

ASU 2009-13 eliminates the residual method of allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor-specific objective evidence of the fair value of the selling price (“VSOE”), if it exists. Otherwise, third party evidence of the selling price (“TPE”) shall be used. If neither VSOE nor TPE exists for a deliverable, then the best estimate of the selling price (“BESP”) for that deliverable shall be used when applying the relative selling price method. In accordance with these standards, we establish VSOE by using the price charged for a deliverable when sold separately. TPE is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The BESP is established by applying management judgment to internal factors such as pricing practices and controls, customer segment pricing strategies, and the product lifecycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology lifecycles. As we modify or develop new go-to-market practices in the future, we may modify our pricing practices. This may result in changes in selling prices, impacting both VSOE and BESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal year in the future, which may change the pattern and timing of revenue recognition for these elements, but will not change the total revenue recognized for the arrangement.

ASU 2009-14 determined that tangible products containing software and non-software components that function together to deliver the product’s essential functionality are not required to follow the software revenue recognition guidance in ASC 985-605, Software Revenue Recognition, as long as the hardware components of the tangible product substantively contribute to its functionality. In addition, hardware components of a tangible product containing software components shall always be excluded from the guidance in ASC 985-605. We account for such bundled arrangements in accordance with SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”).

During the quarter ended March 31, 2011, we deferred $0.1 million of revenue related to certain bundled arrangements accounted for under ASU 2009-13 and 2009-14. We are not able to reasonably estimate the effect of adopting these standards on future periods as the impact will vary if we modify or develop new go-to-market strategies or pricing practices, which could impact VSOE and BESP resulting in a different allocation of revenue to the deliverables in multiple element arrangements.

Prior to adoption of ASU 2009-13 and 2009-14, when several elements, including software licenses, post-contract customer support, and professional services, were sold to a customer through a single contract, the revenue from such multiple element arrangements was allocated to each element using the residual method in accordance with ASC 985-605 applicable at that time. Revenue was allocated to the support elements and professional service elements of an agreement using VSOE and to the software license portion of the agreements using the residual method. We have established VSOE for our professional services based on the rates charged to our customers in standalone orders. We have also established VSOE for post-contract customer support based on substantive renewal rates. Accordingly, software license fees were recognized under the residual method for arrangements in which the software was licensed with maintenance and/or professional services, and where the maintenance and professional services were not essential to the functionality of the delivered software.

Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures, to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 rollforward. The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU is effective in the first quarter of 2010, except for the gross presentation of the Level 3 rollforward, which is effective the first quarter of 2011. Accordingly, the appropriate disclosures have been included in the accompanying condensed consolidated financial statements.

Variable Interest Entities. In June 2009, the FASB amended the Variable Interest Entities (“VIE”) sub-section of ASC 810, Consolidation, effective January 2010. ASC 810 changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate the VIE. ASC 810 requires formal assessment at each reporting period regarding which party within the VIE is considered the primary beneficiary and also requires a number of new disclosures related to VIEs. A qualitative approach is required for identifying the primary beneficiary of a VIE based on the power to direct activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or right to receive benefits that could be significant to us. The adoption of ASC 810 did not have a material impact on our financial condition or results of operations.

Receivables. In July 2010, the FASB issued ASU 2010-20, which amended ASC 310, Receivables, and requires increased disclosures regarding the credit quality of our financing receivables and allowance for credit losses. ASU 2010-20 requires disclosure of credit quality indicators, past due information, and modifications of our financing receivables. The disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. These disclosures apply to $0.3 million of financing receivables obtained through our acquisition of Streamline Development, LLC (“Streamline”), which closed on February 16, 2011. These financing receivables consist of $0.4 million of trade receivables having a contractual maturity in excess of one year at March 31, 2011. We do not expect to enter into receivables with similar terms in the future.

2. Earnings Per Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding non-vested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from non-vested shares of restricted stock having a dilutive effect, from shares to be purchased under our employee stock purchase plan, as amended (“ESPP”), having a dilutive effect, and from non-vested restricted stock for which the performance criteria have been met. Any potential shares that are anti-dilutive as defined in ASC 260, Earnings Per Share, are excluded from the effect of dilutive securities.

ASC 260-10-45-48 requires that performance-based restricted stock that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income (loss) per diluted common share as of the later of the beginning of the period or the grant date. Accordingly, performance-based restricted stock units (“RSUs”), which vested on March 2, 2011 based on achievement of specified performance criteria related to 2010 revenue and non-GAAP operating income targets; performance-based restricted stock awards (“RSAs”), which vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan; and market-based RSUs, which vested on January 3 and 10, 2011 based on achievement of specified stock prices for a defined period, are included in the determination of net income (loss) per diluted common share as of the beginning of the period. Performance-based and market-based targets were not met with respect to any other stock options or RSUs as of March 31, 2011.

Basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 are reconciled as follows (in thousands, except for per share amounts):

	Three months ended March 31,
	2011	2010
Basic net income (loss) per share:
Net income (loss) available to common shareholders	$6,249	$(11,378)

Weighted average common shares outstanding	46,686	44,699
Basic net income (loss) per share	$0.13	$(0.25)

Dilutive net income (loss) per share:
Net income (loss) available to common shareholders	$6,249	$(11,378)

Weighted average common shares outstanding	46,686	44,699
Dilutive stock options and non-vested restricted stock	1,466	—
Performance-based RSUs and RSAs	293	—

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	48,445	44,699

Dilutive net income (loss) income per share	$0.13	$(0.25)

Potential shares of common stock that are not included in the determination of diluted net income (loss) per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under the ESPP having an anti-dilutive effect, excluding any performance-based or market-based stock options or RSUs for which the performance criteria were not met, of 1.5 and 5.3 million shares for the three months ended March 31, 2011 and 2010, respectively.

ASC 260-10-45 to 65 requires use of the two-class method to calculate earnings per share when non-vested RSAs are eligible to receive dividends (i.e., participating securities), even if we do not intend to declare dividends. The RSAs vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan. Consequently, there were no RSAs outstanding at March 31, 2011.

3. Acquisition of Streamline

On February 16, 2011, we acquired privately held Streamline for approximately $6.8 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Streamline is the provider of PrintStream print management information system (“PMIS”) software, which we acquired to establish our Advanced Professional Print Software (“APPS”) operating segment presence in mailing and fulfillment services for the printing industry.

The fair value of the earnout was estimated to be $1.3 million by applying the income approach in accordance with ASC 805-30-25-5, Business Combinations. That measure is based on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Key assumptions include a discount rate of 6.1% and a probability-adjusted level of Streamline revenue. This contingent liability has been reflected in the Condensed Consolidated Balance Sheet as a current liability of $0.3 million and a noncurrent liability of $1.0 million. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expense. The potential undiscounted amount of all future contingent consideration cash payments that we could be required to make, beyond amounts currently accrued, is $0.2 million as of March 31, 2011.

The acquisition was accounted for as a purchase business combination. In accordance with ASC 805, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition based on valuations performed by management with the assistance of a third party. Excess purchase consideration is recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to cross-sell PrintStream products to existing customers, and the positive reputation of Streamline in the market.

We engaged a third party valuation firm to aid management in its analysis of the fair value of Streamline. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the fair value analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party. The purchase price allocation is subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets acquired and liabilities assumed. We expect to continue to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

Measurement period adjustments determined to be material will be applied retrospectively to the acquisition date in our consolidated financial statements and, depending on the nature of the adjustments, our operating results subsequent to the acquisition period could be affected.

Pro forma results of operations for the Streamline acquisition have not been presented because they are not material to our consolidated results of operations. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is summarized as follows (in thousands):

Net tangible assets	$1,154
Intangible assets	4,180
Goodwill	3,364

$8,698

Intangible assets include the following (in thousands, except for useful life):

		Useful Life
Existing technology	$670	3 years
Customer relationships	3,060	5 years
Trade name	340	5 years
In-process research & development (“IPR&D”)	110	indefinite

	$4,180

Intangible assets acquired consist of existing technology customer relationships, trade name, and IPR&D. The value of IPR&D was determined by estimating the cost to develop the purchased IPR&D into a commercially viable product, estimating the resulting net cash flows from the sale of the products resulting from the completion of the IPR&D, and discounting the net cash flows back to their present value at a discount rate of 20%. Project schedules based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility indicate the IPR&D is between 78% and 89% complete. IPR&D is subject to amortization after product launch over the product life of five to seven years or otherwise subject to impairment in accordance with the new acquisition accounting guidance that became effective in 2009.

Streamline customer relationships were valued using the excess earnings method, which is an income approach. The value of customer relationships lies in the generation of a consistent and predictable revenue source and the avoidance of the costs associated with developing the relationships. Customer relationships were valued by estimating the revenue attributable to Streamline’s existing customer relationships. Streamline revenue was probability-weighted in each forecast year to reflect the uncertainty of maintaining all existing relationships based on Streamline’s historical attrition rate.

4. Balance Sheet Details

Inventories

Inventories, net of allowances, consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$19,702	$19,178
Work in process	4,462	5,826
Finished goods	20,701	21,212

	$44,865	$46,216

Product warranty reserves

Product warranty reserve activities for the three months ended March 31, 2011 and 2010 (in thousands) are as follows:

	2011	2010
Balance at January 1,	$9,232	$6,838
Additions	2,705	3,415
Settlements	(2,832)	(2,908)

Balance at March 31,	$9,105	$7,345

5. Investments and Fair Value Measurements

Fixed income debt securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices. Net unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (“OCI”) in stockholders’ equity, net of tax, except for the credit portion of any other-than-temporary impairment, which is included in net income (loss).

We review investments in debt securities for other-than-temporary impairment whenever the fair value is less than the amortized cost and evidence indicates the investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that gross unrealized losses on short-term investments at March 31, 2011 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not occur until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

Our available-for-sale short-term investments as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2011
U.S. Government securities and sponsored entities	$18,270	$46	$(15)	$18,301
Corporate debt securities	72,606	271	(46)	72,831
Mortgage-backed securities – residential	10,112	54	(26)	10,140

Total short-term investments	$100,988	$371	$(87)	$101,272

December 31, 2010
U.S. Government securities and sponsored entities	$26,635	$89	$(11)	$26,713
Corporate debt securities	64,825	300	(51)	65,074
Mortgage-backed securities – residential	11,451	80	(18)	11,513

Total short-term investments	$102,911	$469	$(80)	$103,300

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
U.S. Government securities and sponsored entities	$6,975	$(15)	$—	$—	$6,975	$(15)
Foreign government securities	2,500	—	—	—	2,500	—
Corporate debt securities	20,775	(46)	—	—	20,775	(46)
Mortgage-backed securities – residential	4,591	(25)	3	(1)	4,594	(26)

Total	$34,841	$(86)	$3	$(1)	$34,844	$(87)

December 31, 2010
U.S. Government securities and sponsored entities	$8,839	$(11)	$—	$—	$8,839	$(11)
Corporate debt securities	17,964	(51)	—	—	17,964	(51)
Mortgage-backed securities – residential	3,127	(16)	72	(2)	3,199	(18)

	$29,930	$(78)	$72	$(2)	$30,002	$(80)

For fixed income securities that have unrealized losses as of March 31, 2011, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, we have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of March 31, 2011 were temporary in nature.

Amortized cost and estimated fair value of investments at March 31, 2011 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$39,670	$39,754
Mature in one to three years	61,318	61,518

Total short-term investments	$100,988	$101,272

For the three months ended March 31, 2011 and 2010, net realized gains of $0 and $0.3 million, respectively, from sales of investments were recognized in interest and other income (expense), net. As of March 31, 2011 and December 31, 2010, net unrealized gains of $0.3 and $0.4 million, respectively, were included in OCI in the accompanying unaudited Condensed Consolidated Balance Sheets.

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

We utilize the market approach to measure fair value of our fixed income securities. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of our fixed income securities are obtained using readily-available market prices from a variety of industry standard data providers, large financial institutions, and other third-party sources for the identical underlying securities. The fair value of our investments in certain money market funds is expected to maintain a Net Asset Value of $1 per share and, as such, is priced at the expected market price.

Our investments have been presented in accordance with the fair value hierarchy specified in ASC 820 as of March 31, 2011 and December 31, 2010 as follows (in thousands):

		Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2011
Assets:
U.S. Government securities and sponsored entities	$18,301	$8,423	$9,878	$—
Foreign Government securities	2,500	—	2,500	—
Corporate debt securities	73,730	—	73,677	53
Mortgage-backed securities – residential	10,140	—	10,140	—
Money market funds	86,585	86,585	—	—

	$191,256	$95,008	$96,195	$53

Liabilities:
Contingent consideration, current and noncurrent	$1,949	$—	$—	$1,949

December 31, 2010
Assets:
U.S. Government securities and sponsored entities	$26,713	$4,778	$21,935	$—
Foreign Government securities	2,500	—	2,500	—
Corporate debt securities	69,272	—	69,223	49
Mortgage-backed securities – residential	11,513	—	11,513	—
Money market funds	73,864	73,864	—	—

	$183,862	$78,642	$105,171	$49

Liabilities:
Contingent consideration, current and noncurrent	$2,744	$—	$—	$2,744

Included in money market funds is $86.6 and $73.9 million, which have been classified as cash equivalents as of March 31, 2011 and December 31, 2010, respectively. Included in foreign government securities is $2.5 million, which has been classified as cash equivalents as of March 31, 2011 and December 31, 2010. Included in corporate debt securities is $0.9 and $4.2 million, which have been classified as cash equivalents as of March 31, 2011 and December 31, 2010, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. Money market mutual funds are actively traded at $1 per share Net Asset Value. There have been no transfers between Level 1 and 2 during the three months ended March 31, 2011 and 2010.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs, which are directly or indirectly observable.

At March 31, 2011 and December 31, 2010, one corporate debt instrument has been classified as Level 3 due to its significantly low level of trading activity.

Investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010 are reconciled as follows (in thousands):

	Level 3
	2011	2010
	Corporate Debt Securities	Corporate Debt Securities	Money Market Funds
Balance at January 1,	$49	$82	$962
Included in interest and other income (expense), net	—	(7)	33
Included in OCI	8	(1)	—
Purchases, sales, and maturities	(4)	(2)	(995)

Balance at March 31,	$53	$72	$—

Impairment charges for the three months ended March 31 in other income (expense), net, attributable to assets still held as of March 31	$—	$—	$—

Money market funds of $1.0 million at January 1, 2010, net of reserves, represented funds in The Reserve Primary Fund (“Fund”) reclassified from cash and cash equivalents as the Fund had adopted a plan of liquidation. As a result, the Fund’s shares were not tradable at January 1, 2010. Our interest in the Fund was $14.8 million prior to their adoption of the liquidation plan. As of March 31, 2010, we have received $14.6 million in liquidation of our interest in the Fund, net of reserves, which has been invested in alternative money market funds, all of which are highly liquid and currently tradable at $1 per share Net Asset Value. We have no remaining exposure relative to the Fund.

Our investments could suffer declines in fair value and become other-than-temporarily impaired. We continuously assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost, the seniority and durations of the securities, adverse conditions related to a security, industry, or sector, historical and projected issuer financial performance, credit ratings, issuer specific news, and other available relevant information. Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the three months ended March 31, 2011 and 2010.

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

Liability for Contingent Consideration

Level 3 liabilities consist of the acquisition-related current and noncurrent liabilities for contingent consideration (i.e., earnouts) related to the acquisitions of Streamline and Golflane Limited, a U.K. private limited company, the parent holding company of Radius Solutions Incorporated (“Radius”). The fair value of these earnouts is estimated to be $1.9 and $2.7 million as of March 31, 2011 and December 31, 2010, respectively, by applying the income approach in accordance with ASC 805-30-25-5. That measure is based on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Key assumptions include a discount rate of 6.1% and 6.3% for the Streamline and Radius earnouts, respectively, and probability-adjusted revenue levels. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as a current liability of $0.9 million and a noncurrent liability of $1.0 million. Radius earnout performance targets were achieved during the fourth quarter of 2010, which resulted in an increase in the fair value of the Radius earnout of $0.4 million, which was paid in 2011. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Liability for Contingent Consideration
Fair value of Radius contingent consideration at July 2, 2010	$2,350
Changes in valuation	394
Less: payments	—

Fair value at December 31, 2010	$2,744
Fair value of Streamline contingent consideration at February 16, 2011	1,320
Changes in valuation	10
Less: Radius payment	(2,125)

Fair value at March 31, 2011	$1,949

Accumulated other-than-temporary credit-related impairments charged to retained earnings and other income (expense), net, consists of the following:

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income (Expense), Net	TOTAL
Accumulated impairments, net, attributable to assets still held at March 31, 2011, as of December 31, 2009	$58	$824	$882
Impairments recognized in other income (expense), net	—	—	—

Accumulated impairments, net, attributable to assets still held at March 31, 2011, as of December 31, 2010	$58	$824	$882
Impairments recognized in other income (expense), net	—	—	—

Accumulated impairments, net, attributable to assets still held at March 31, 2011	$58	$824	$882

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

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The fair value of our derivative assets and liabilities having notional amounts of $3.9 and $2.5 million at March 31, 2011 and December 31, 2010, respectively, was not material.

6. Accumulated Other Comprehensive Income (“OCI”)

Other comprehensive income (loss), which includes net income (loss), market valuation adjustments on available for sale investments, net of tax, currency translation adjustments, and net deferral of gains (losses) on derivative instruments, consists of the following (in thousands):

	Three months ended March 31,
	2011	2010
Net income (loss)	$6,249	$(11,378)

Net unrealized investment gains (losses):
Unrealized holding gains (losses), net of tax provision of $0 and $(0.1) million in 2011 and 2010, respectively	(3)	112
Reclassification adjustment for losses included in net income (loss), net of tax benefit of $0 and $0.1 million in 2011 and 2010, respectively	(58)	(219)

Net unrealized investment gains (losses)	(61)	(107)
Currency translation adjustments	(216)	(146)
Other	18	(15)

Other comprehensive income (loss)	$5,990	$(11,646)

The components of accumulated other comprehensive income were (in thousands):

	March 31, 2011	December 31, 2010
Net unrealized investment gains	$173	$234
Currency translation gains	2,512	2,728
Other	11	(7)

Accumulated other comprehensive income	$2,696	$2,955

7. Income taxes

The following table reconciles our tax provision before discrete charges and benefits to our recorded tax provision (in millions):

	Three months ended March 31,
	2011	2010
Provision for (benefit from) income taxes before discrete items	$2.1	$(0.1)
Provision related to tax shortfalls recorded pursuant to ASC 718-740	—	2.7
Interest related to unrecognized tax benefits	0.1	0.2
Tax benefit related to restructuring and other expense	(0.5)	(0.7)
Tax benefit related to acquisition expenses	(0.2)	—
Tax benefit related to asset impairment charges	—	(0.2)
Tax deductions related to ESPP dispositions	(0.3)	(0.2)

Provision for income taxes	$1.2	$1.7

Without the discrete charges and benefits described above, the increase in the tax provision from 2010 to 2011 is due primarily to increased profitability before income taxes.

Primary differences in 2011 and 2010 between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2011, lower taxes on permanently re-invested foreign earnings in 2011, and the tax effects of stock-based compensation expense on both years pursuant to ASC 718-740, Stock Compensation—Income Taxes, which are non-deductible for tax purposes.

As of March 31, 2011 and December 31, 2010, total unrecognized tax benefits were $34.1 and $32.5 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31, 2011 and December 31, 2010, we accrued $1.4 and $1.3 million, respectively, for potential payments of interest and penalties.

As of March 31, 2011 and December 31, 2010, we were subject to examination by the Internal Revenue Service for the 2007-2010 tax years, state tax jurisdictions for the 2006-2010 tax years, and The Netherlands tax authority for the 2008-2010 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are liable to make payments to former Streamline and Radius stockholders based on the achievement of specified performance targets related to the acquisitions of Streamline and Radius. The fair value of these earnouts is estimated to be $1.9 and $2.7 million as of March 31, 2011 and December 31, 2010, respectively, by applying the income approach in accordance with ASC 805-30-25-5. That measure is based on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Key assumptions include a discount rate of 6.1% and 6.3% for the Streamline and Radius earnouts, respectively, and probability-adjusted revenue levels. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as a current liability of $0.9 million and a noncurrent liability of $1.0 million. The potential undiscounted amount of all future contingent consideration cash payments that we could be required to make, beyond amounts currently accrued, is $1.7 million as of March 31, 2011.

Lease Commitments

As of March 31, 2011, we leased certain of our current facilities under non cancellable operating lease agreements. We were required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

Self-Insurance

Beginning in the first quarter of 2011, we are partially self-insured for certain losses related to employee medical and dental care coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125,000 per enrollee unless specific exposures are separately insured. We are recognizing our self-insurance expense for interim reporting purposes on a pro rata basis over the year in accordance with ASC 720-20-35-3, Insurance Costs. This approach treats usual recurring self-insurance losses as integral to annual reporting and, therefore, any expected changes in the incurred but not reported liability and related insurance recoverables that are not related to specific events can be spread over the entire year.

We have accrued a contingent liability of $1.3 million at March 31, 2011, which represents an allocation of the ultimate claims cost that will be incurred through year end. The estimated liability is not discounted and is established based upon analysis of historical data supplied by the insurance carrier that was previously providing coverage. We will further refine our accrual at year end based upon appropriate actuarial analysis and estimates. The primary estimates used in the development of our accrual at March 31, 2011 include total enrollment, employee contributions, population demographics, and historical claims costs incurred. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

Legal Proceedings

We may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, securities law, intellectual property, employment matters, and other claims or litigation matters relating to various claims that arise in the normal course of our business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss from pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. Taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay with respect to the cases discussed. However, our estimates may be incorrect and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition, and cash flows.

As of March 31, 2011, the end of the quarterly period covered by this report, we are subject to the various claims, lawsuits, investigations or proceedings discussed below, as well as certain other legal proceedings that have arisen in the ordinary course of business.

Durst Fototechnik Technology GmbH (“Durst”) v. Electronics for Imaging GmbH (“EFI GmbH”) and EFI, et al.:

On February 23, 2007, Durst brought an action to enforce a utility model patent right against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity, and unenforceability based on Durst’s improper actions before the German patent office. EFI filed its Statement of Defense on August 29, 2007. EFI’s defenses include those for EFI GmbH, as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2008, and following a recess to receive additional expert testimony, finished the trial on August 28, 2009.

In a subsequent decision, the Manheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst has appealed the decision and the appeal is currently pending at the court of appeal in Karlsruhe, Germany.

N.V. Perfectproof Europe v. BEST GmbH

On December 31, 2001, N.V. Perfectproof Europe (“Perfectproof”) filed a complaint against BEST GmbH, currently Electronics For Imaging, GmbH (“BEST”) in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EUR 599,946 for such termination and additional damages of EUR 247,894, or a total of approximately $1.2 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and challenged its jurisdiction over the claim. Perfectproof appealed the judgment, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and sent the case back to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case and that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement and as such, was subject to reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an expert to determine the amount of damages within the court’s guidelines. While the determination of damages by the expert is in process, BEST intends to appeal the decision of the Court of Appeal to the Cour de cassation (the Supreme Court) of Brussels.

Although we do not believe that Perfectproof’s claims are founded and we do not believe it is probable that we will incur a loss in this matter, it is reasonably possible that cash flows or results of operations could be materially affected by the expert’s assessment of damages and the result of our appeal.

9. Segment Information and Geographic Data

ASC 280, Segment Reporting, requires operating segment information to be presented based on internal reporting used by the chief operating decision maker to allocate resources and evaluate operating segment performance. Our enterprise management processes use financial information that is closely aligned with our three product categories at the gross profit level. Relevant discrete financial information is prepared at the gross profit level for each of our three operating segments that are used by the chief operating decision making group to allocate resources and assess the performance of each operating segment.

We classify our revenue, gross profit, assets, and liabilities in accordance with our operating segments as follows:

Fiery, which includes products, services, and technology, which transform digital copiers and printers into high performance networked printing devices, and is made up of stand-alone and embedded controllers, add-on solutions, and design-licensed solutions primarily for the office and commercial printing markets. This operating segment includes our Fiery series (external print servers and embedded servers), Splash and MicroPress, color and black & white server products, software options for Fiery products, including proofing and scanning solutions, and parts.

Inkjet, which consists of (i) our VUTEk super-wide format digital inkjet printers and ink used by billboard graphics printers, commercial photo labs, large sign shops, graphic screen printers, and digital graphics providers to print billboards, building wraps, banners, art exhibits, point of purchase signage, customized interior design, and other large displays, (ii) our Jetrion industrial inkjet digital printing systems, custom high-performance integration solutions, and specialty inks for the converting, packaging, and direct mail industries, and (iii) our Rastek hybrid and flatbed UV wide format graphics printers for the mid-range printer market.

APPS, which consists of software technology focused on printing workflow, PMIS, e-commerce, and job tracking tools. The APPS operating segment includes our management systems software, including Monarch (formerly Hagen), Pace, PSI, Logic, PrintSmith, and PrintFlow; Digital StoreFront, our web-based order entry and order management software; Radius, our print management packaging software; and PrintStream, our print management software for mailing and fulfillment services in the printing industry.

We sell PrintSmith to small print-for-pay and small commercial print shops; Pace to medium and large commercial print shops, display graphics providers, in-plant printing operations, and government printing operations; Monarch to large commercial, publication, and digital print shops; Radius to the packaging industry; and PrintStream to the mailing and fulfillment services segment of the printing industry.

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

Summary gross profit information, excluding stock-based compensation expense, for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Fiery
Revenue	$72,364	$55,529
Gross profit	49,176	37,327
Gross profit percentages	68.0%	67.2%
Inkjet
Revenue	$51,035	$43,839
Gross profit	18,435	14,200
Gross profit percentages	36.1%	32.4%
APPS
Revenue	$16,654	$11,462
Gross profit	11,336	7,499
Gross profit percentages	68.1%	65.4%

A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

Segment gross profit	$78,947	$59,026
Stock-based compensation expense	(236)	(255)

Gross profit	$78,711	$58,771

Revenue and gross profit in the Fiery and APPS operating segments for the three months ended March 31, 2010 have been revised to conform to the presentation used for the three months ended March 31, 2011, reflecting the reclassification of proofing software revenue and gross profit from the APPS to the Fiery operating segment. Total revenue and gross profit reported for the three months ended March 31, 2010 have not changed.

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

	Fiery	Inkjet	APPS
March 31, 2011
Goodwill	$60,370	$36,508	$46,368
Identified intangible assets, net	632	31,885	17,536
Tangible assets, net of liabilities	39,381	76,001	(242)

Net tangible and intangible assets	$100,383	$144,394	$63,662

December 31, 2010
Goodwill	$60,005	$36,508	$43,005
Identified intangible assets, net	682	34,198	14,259
Tangible assets, net of liabilities	40,046	72,766	(3,861)

Net tangible and intangible assets	$100,733	$143,472	$53,403

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

Our revenue by sales origin for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three months ended March 31,
	2011	2010
Americas	$74,192	$62,622
Europe, Middle East, and Africa (‘EMEA”)	44,538	31,408
Japan	11,821	13,094
Other international locations	9,502	3,706

Total revenue	$140,053	$110,830

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge economic exposures as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our Condensed Consolidated Balance Sheets. As permitted, foreign exchange contracts with notional amounts of $3.0 and $2.5 million and net asset/liability fair values that are immaterial have been designated for hedge accounting treatment at March 31, 2011 and December 31, 2010, respectively. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our primary exposures are related to non-U.S. dollar-denominated sales in Europe, Japan, and the U.K. and operating expenses in Europe, India, Japan, and the U.K. We hedge our operating expense exposure in Indian rupees. As of March 31, 2011, we had not entered into hedges against any other currency exposures, but as these exposures grow we may consider hedging against currency movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure.

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

Foreign currency derivative contracts with notional amounts of $3.0 and $2.5 million have been designated as cash flow hedges of our Indian rupee operating expense exposure at March 31, 2011 and December 31, 2010, respectively. The changes in fair value of these contracts are reported as a component of OCI and re-classified to operating expenses in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. As of March 31, 2011 and December 31, 2010, the net asset/liability fair value of these contracts was immaterial.

Forward contracts not designated as hedging instruments with a notional amount of $0.9 million are used to hedge foreign currency balance sheet exposures at March 31, 2011. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest and other income (expense), net, in the same period as the re-measurement gain (loss) of the related foreign currency denominated assets and liabilities.

11. Restructuring and Other

We have incurred restructuring and integration charges associated with our Streamline acquisition, which have been expensed in accordance with ASC 805, Business Combinations, and ASC 420, Exit or Disposal Cost Obligations. We have also incurred restructuring charges related to facility closures and relocations. These charges relate to one of many cost reduction actions undertaken to lower our quarterly operating expense run rate. The restructuring plans are accounted for in accordance with ASC 420 and ASC 820.

We recorded restructuring and other charges of $1.3 and $2.0 million for the three months ended March 31, 2011 and 2010, respectively, primarily consisting of restructuring, severance, asset impairment, and charges to downsize or relocate our facilities. Restructuring and severance costs of $1.1 and $1.6 million resulted from head count reductions of 21 and 64 for the three months ended March 31, 2011 and 2010, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Facilities reduction costs of $0.2 million were incurred during the three months ended March 31, 2011 primarily related to the Streamline acquisition and facilities relocations. Asset impairment of $0.4 million for the three months ended March 31, 2010 primarily related to the planned closure of a facility.

Restructuring and other reserve activities for the three months ended March 31, 2011 and 2010 are summarized as follows (in thousands):

	2011	2010
Reserve balance at January 1,	$1,795	$2,796
Restructuring charges	583	837
Other charges	764	1,175
Non-cash asset impairment	—	(385)
Cash payments	(786)	(1,212)

Reserve balance at March 31,	$2,356	$3,211

12. Stock-based Compensation

We account for stock-based payment awards in accordance with ASC 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all equity awards made to our employees and directors, including employee stock options, RSAs, RSUs, and ESPP purchases related to all stock-based compensation plans based on the fair value of such awards on the date of grant. We amortize stock-based compensation cost on a graded vesting basis over the vesting period, after assessing the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.

The following table summarizes stock-based compensation expense related to stock options, ESPP purchases, RSUs, and RSAs under ASC 718 for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Employee stock options	$396	$559
Non-vested RSUs and RSAs	3,990	2,924
ESPP	785	478

Total stock-based compensation	5,171	3,961
Tax effect on stock-based compensation	(1,471)	(717)

Net effect on net income (loss)	$3,700	$3,244

Valuation Assumptions

We use the Black-Scholes-Merton (“BSM”) option pricing model to value stock-based compensation for all equity awards, except market based awards. Market based awards are valued using a Monte Carlo valuation model.

Option pricing models were developed to estimate the value of traded options that have no vesting or hedging restrictions and are fully transferable. The BSM model determines the fair value of stock-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, expected term, interest rates, and actual and projected employee stock option exercise behavior. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term is based upon management’s consideration of the historical life, vesting period, and contractual period of the options granted. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

The estimated per share weighted average fair value of stock options granted and ESPP shares issued and the assumptions used to estimate fair value are as follows for the periods indicated:

	Stock Options		Employee Stock Purchase Plan Three months ended March 31,
	Three months ended March 31,
BSM assumptions and fair value	2011(1)	2010	2011	2010
Weighted average fair value per share	N/A	$4.46	$4.77	$4.29
Expected volatility	N/A	45.61%	33%-42%	32%-66%
Risk-free interest rate	N/A	1.90%	0.2%-0.6%	0.2%-1.2%
Expected term (in years)	N/A	4.00	0.5-2.0	0.5-2.0

(1)	No stock options were granted during the three months ended March 31, 2011.

A summary of stock options outstanding and exercisable as of March 31, 2011 and activity for the three months ended March 31, 2011 is presented below (in thousands except for weighted average exercise price and contractual term):

	Three months ended March 31, 2011
	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2011	2,529	$14.64
Options granted	—	—
Options forfeited and expired	(50)	17.60
Options exercised	(21)	10.99

Options outstanding at March 31, 2011	2,458	$14.61	$3.88	$3,583

Options vested and expected to vest at March 31, 2011	2,316	$14.81	$3.76	$3,101

Options exercisable at March 31, 2011	1,505	$16.37	$2.76	$704

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at March 31, 2011.

A summary of the status of our non-vested shares of RSUs and RSAs as of March 31, 2011 and changes during the three months ended March 31, 2011, is presented below (shares in thousands):

	Three months ended March 31, 2011
	Restricted stock units		Restricted stock awards
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2011	2,538	$11.67	101	$27.21
Restricted stock granted	535	14.88	—	—
Restricted stock vested	(485)	15.06	(101)	27.21
Restricted stock forfeited	(98)	11.44	—	—

Non-vested at March 31, 2011	2,490	$14.67	—	$—

The performance-based RSAs vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan. The unrecognized compensation expense of $0.1 million related to non-vested RSAs was recognized during the quarter ended March 31, 2011.

The total fair value of restricted stock vested was $6.3 million for the three months ended March 31, 2011. The aggregate intrinsic value at March 31, 2011 for RSUs expected to vest was $26.9 million and the remaining weighted average vesting period was 1.2 years. Aggregate intrinsic value for RSUs expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest at March 31, 2011.

Performance-based Stock Options and RSUs

RSUs granted during the three months ended March 31, 2011 included 90,000 market-based RSUs, which vest when our average closing stock price exceeds defined multiples of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. If these multiples are not achieved by January 5, 2018, the awards are deemed forfeited. The grant date fair value is estimated to be $1.1 million and is being amortized over the average derived service period of 3.93 years. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 2.9% and an implied volatility of 40%.

RSUs granted during the three months ended March 31, 2011 included 323,616 performance-based RSUs, which vest when specified performance criteria are met based on 2011 revenue and non-GAAP operating income targets; otherwise, they are deemed forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $5.0 million, which is being amortized over their service periods of 1.0 year. The probability of achieving these awards was determined based on a review of the actual results achieved by each business unit during the three months ended March 31, 2011 compared with the 2011 operating plan as well as the overall strength of the business unit within the EFI organization. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the year, the probability assessment will be updated and stock-based compensation expense adjusted accordingly.

RSUs granted during the year ended December 31, 2010 included 384,875 performance-based RSUs, which vested when specified performance criteria were met based on 2010 revenue targets and non-GAAP operating income targets; otherwise, they were deemed forfeited. Non-GAAP operating income was defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $4.7 million, which was amortized over their service periods of 1.0 year. The performance criteria was achieved with respect to approximately 88% of these RSUs as of December 31, 2010. Accordingly, these RSUs vested on March 2, 2011 when the associated service requirement was met.

RSUs and stock options granted during the year ended December 31, 2009 included 98,000 market-based RSUs and 294,076 market-based stock options. These awards vest when our average closing stock price exceeds defined multiples of the June 18, 2009 or August 28, 2009 closing stock prices for 20 consecutive trading days. If these multiples are not achieved by June 18, 2016 or August 28, 2016, the awards are deemed forfeited. The grant date fair value is estimated to be $0.9 million for the RSUs and $1.7 million for the stock options, which are being amortized over their average derived service periods of 4.35 and 4.88 years, respectively. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and 3.1%, respectively, and an implied volatility of 50%. On January 3 and 10, 2011, 29,335 market-based RSUs vested due to achievement of the threshold multiple of the June 18, 2009 and August 28, 2009 closing stock prices for 20 consecutive trading days. At March 31, 2011, 48,671 market-based RSUs and 238,388 market-based stock options remain outstanding.

Also granted during the year ended December 31, 2009 were 32,674 performance-based stock options. These performance-based stock options vest when our annual non-GAAP return on equity exceeds defined multiples of the 2008 non-GAAP return on equity. For this purpose, non-GAAP return on equity is defined as non-GAAP net income divided by stockholders’ equity. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain recurring and non-recurring expenses, and the tax effects of these adjustments. If these multiples are not achieved by August 28, 2016, the stock options are deemed forfeited. The grant date fair value is estimated to be $0.1 million, which is being amortized over the average derived service period of 3.71 years. The performance-based stock options were valued using the BSM valuation model. At March 31, 2011, 26,487 performance-based stock options remain outstanding.

13. Common Stock Repurchase Programs

In February 2011, our Board of Directors authorized a $30 million repurchase of our outstanding common stock. Under this publicly announced plan, we repurchased approximately 220 thousand shares for an aggregate purchase price of $3.1 million as of March 31, 2011.

Employees surrendered 195 and 128 thousand shares for an aggregate purchase price of $2.9 and $1.5 million to satisfy tax withholding obligations that arose on the vesting of RSUs and RSAs for the three months ended March 31, 2011 and 2010, respectively.

These repurchased shares are recorded as treasury stock and are accounted for under the cost method. None of the shares of common stock that we have repurchased have been cancelled. Our buyback program is limited by SEC regulations and by compliance with our insider trading policy.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the condensed consolidated financial statements and notes thereto included elsewhere in this Report. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events or changes in factors or assumptions affecting such forward-looking statements.

Business Overview

We are a world leader in customer-focused digital printing innovation, including color digital print controllers, super-wide and wide format printers and ink, and print management solutions. Our award-winning print management solutions are integrated from creation to print. Our product portfolio includes Fiery digital color print servers (“Fiery”); Inkjet products (“Inkjet”) including VUTEk super-wide digital inkjet printers, Jetrion industrial inkjet printing systems, Rastek wide format digital inkjet printers, and ink for each of these product lines; and Advanced Professional Print Software (“APPS”) consisting of print production workflow, management information software, corporate printing solutions, packaging solutions, and mailing and fulfillment services for the printing industry. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. Except for the change in the recognition of certain employee benefit expenses discussed in Note 1, Basis of Presentation and Significant Accounting Policies, management believes there have been no other significant changes during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three months ended March 31, 2011 were as follows:

•

Our consolidated revenue increased by approximately 26%, or $29.3 million, from $110.8 million for the three months ended March 31, 2010 to $140.1 million for the three months ended March 31, 2011 consisting of increased Fiery, Inkjet, and APPS revenue of $16.9, $7.2, and $5.2 million, respectively.

•

Fiery revenue increased by 30% primarily due to strong demand for our stand-alone controllers, embedded controllers, and add-on solutions in the mid-range production and high-end office market. New and refreshed OEM engine launches during the fourth quarter of 2010 contributed to the current quarter revenue increase as well as increasing acceptance of our add-on software options.

•

Inkjet revenue increased by 16% primarily due to GS series printer sales and significantly increased UV printer and ink sales. The migration of screen print to digital and transition from solvent to UV printers has continued to accelerate. UV ink and service part sales increased reflecting the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand, also measured by solvent ink usage and service parts.

•

APPS revenue increased by 45% primarily due to revenue realized from our recently acquired Radius packaging software and increased Pace, Monarch, and web-to-print revenue. APPS revenue also benefited from an expanded EMEA sales force.

•

Our gross profit percentage improved by three percentage points from 53% of revenue during the three months ended March 31, 2010 to 56% of revenue during the three months ended March 31, 2011 primarily due to increased Fiery and APPS revenue. The Fiery and APPS gross profit percentages are higher than the Inkjet gross profit percentage. Consequently, the consolidated gross profit percentage was higher during the three months ended March 31, 2011 due to the increase in Fiery and APPS revenue as a percentage of consolidated revenue. Although the Inkjet gross profit percentage is lower than the Fiery and APPS gross profit percentages, the Inkjet gross profit percentage improved compared with the prior year due to fixed manufacturing costs being spread over higher Inkjet revenue, higher selling prices for new products launched in 2010, favorable product mix shift toward higher margin printers, and reduced warranty exposure, partially offset by engineering design modifications to improve quality.

•

Operating expenses decreased from 60% of revenue during the three months ended March 31, 2010 to 53% of revenue during the three months ended March 31, 2011 primarily due to a four and three percentage point decrease in research and development and sales and marketing expenses, respectively, as percentages of revenue. General and administrative, restructuring and other, and intangible amortization expense as a percentage of revenue during the three months ended March 31, 2011 were comparable to the same period in the prior year. Operating expenses increased by $7.5 million, or 11%, but decreased as a percentage of revenue due to the 26% revenue increase. The $7.5 million increase in operating expenses was primarily driven by head count increases related to the Streamline and Radius acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, increased variable compensation due to improved profitability, increased commission payments resulting from increased revenue, decreased utilization of vacation balances, increased consulting, and increased stock-based compensation expense, partially offset by $1.1 million related to the change in our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate.

•

Interest and other income (expense) improved by $4.7 million primarily driven by realized and unrealized foreign exchange gains during the three months ended March 31, 2011 and losses during the three months ended March 31, 2010.

•

Foreign currency fluctuation of $5.1 million resulted from comparing $2.0 million foreign currency gains during the three months ended March 31, 2011 compared with $3.1 million foreign currency losses during the three months ended March 31, 2010.

•	We had net realized gains on our marketable securities of $0.3 million during the three months ended March 31, 2010.

•

During the three months ended March 31, 2011, we recognized a tax provision of $1.2 million on pre-tax operating income of $7.4 million compared to a tax provision of $1.7 million recognized during the three months ended March 31, 2010 on a pre-tax operating loss of $9.7 million. The change in tax provision recognized during the three months ended March 31, 2011 compared with the three months ended March 31, 2010 primarily related to increased profitability before income taxes in the current year and the change in tax provision recognized during the three months ended March 31, 2010 primarily related to the charge pursuant to ASC 718-740 primarily resulting from tax shortfalls related to stock-based compensation in the prior year.

Results of Operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three months ended March 31, 2011 and 2010. These operating results are not necessarily indicative of our results for any future period.

	Three months ended March 31,
	2011	2010
Revenue	100%	100%
Gross Profit	56	53
Operating expenses:
Research and development	20	24
Sales and marketing	20	23
General and administrative	9	9
Restructuring and other	1	2
Amortization of identified intangibles	3	2

Total operating expenses	53	60

Income (loss) from operations	3	(7)
Interest and other income (expense), net	2	(2)

Income (loss) before income taxes	5	(9)
Provision for income taxes	(1)	(1)

Net income (loss)	4%	(10)%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

•

“Fiery” includes products, services, and technology, which transform digital copiers and printers into high performance networked printing devices, and is made up of stand-alone and embedded controllers, add-on solutions, and design-licensed solutions primarily for the office and commercial printing markets. This operating segment includes our Fiery series (external print servers and embedded servers), Splash and MicroPress, color and black & white server products, software options for Fiery products, including proofing and scanning solutions, and parts.

•	“Inkjet” consists of sales of super-wide and wide format inkjet printers, industrial inkjet printers, ink, parts, and service revenue from the VUTEk, Jetrion, and Rastek businesses.

•	“APPS” consists of software technology focused on printing workflow, PMIS, e-commerce, and job tracking tools.

On a sequential basis, revenue during the first quarter of 2011 decreased by $5.0 million, or 3%, compared to the fourth quarter 2010 results, due to decreased Inkjet and APPS revenue, partially offset by increased Fiery revenue. Super-wide format printer sales were down sequentially from higher sales levels in the preceding quarter, which had resulted from new product launches. Fiery revenue increased sequentially due to the full quarter impact of OEM product launches during the fourth quarter of 2010.

Revenue by Operating Segment

Our revenue by operating segment for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three months ended March 31,
		Percent		Percent	Change
	2011	of total	2010	of total	$	%
Fiery	$72,364	52%	$55,529	50%	$16,835	30%
Inkjet	51,035	36	43,839	40	7,196	16
APPS	16,654	12	11,462	10	5,192	45

Total revenue	$140,053	100%	$110,830	100%	$29,223	26%

Revenue in the Fiery and APPS operating segments for the three months ended March 31, 2010 has been revised to conform to the presentation used for the three months ended March 31, 2011, reflecting the reclassification of proofing software revenue from the APPS to the Fiery operating segment. Total revenue reported for the three months ended March 31, 2010 has not changed.

Overview

Our consolidated revenue increased by approximately 26%, or $29.3 million, from $110.8 million for the three months ended March 31, 2010 to $140.1 million for the three months ended March 31, 2011 consisting of increased Fiery, Inkjet, and APPS revenue of $16.9, $7.2, and $5.2 million, respectively.

Fiery Revenue

Fiery revenue increased by 30% primarily due to strong demand for our stand-alone controllers, embedded controllers, and add-on solutions in the mid-range production and high-end office market. New and refreshed OEM engine launches during the fourth quarter of 2010 contributed to the current quarter revenue increase as well as increasing acceptance of our add-on software options.

Inkjet Revenue

Inkjet revenue increased by 16% primarily due to GS series printer sales and significantly increased UV printer and ink sales. The migration of screen print to digital and transition from solvent to UV printers has continued to accelerate. UV ink and service part sales increased reflecting the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand, also measured by solvent ink usage and service parts.

APPS Revenue

APPS revenue increased by 45% primarily due to revenue realized from our packaging software acquired through our acquisition of Radius during the third quarter of 2010, as well as increased Pace, Monarch, and web-to-print revenue. APPS revenue also benefited from an expanded EMEA sales force.

The APPS operating segment includes our management systems software, including Monarch (formerly Hagen), Pace, PSI, Logic, PrintSmith, and PrintFlow; Digital StoreFront, our web-based order entry and order management software; Radius, our print management packaging software; and PrintStream, our print management software for mailing and fulfillment services in the printing industry.

We sell PrintSmith to small print-for-pay and small commercial print shops; Pace to medium and large commercial print shops, display graphics providers, in-plant printing operations, and government printing operations; Monarch to large commercial, publication, and digital print shops; Radius to the packaging industry; and PrintStream to the mailing and fulfillment services segment of the printing industry.

Revenue by Geographic Area

Our revenue by geographic area for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three months ended March 31,
		Percent		Percent	Change
	2011	of total	2010	of total	$	%
Americas	$74,192	53%	$62,622	57%	$11,570	18%
EMEA	44,538	32	31,408	28	13,130	42
Japan	11,821	8	13,094	12	(1,273)	(10)
Other international locations	9,502	7	3,706	3	5,796	156

Total revenue	$140,053	100%	$110,830	100%	$29,223	26%

Americas revenue increased 18% for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to increased Fiery and APPS revenue.

•

Strong demand for our stand-alone controllers, embedded controllers, and add-on solutions in the mid-range production and high-end office market drove the increase in the Fiery operating segment in the Americas. OEM engine launches during the fourth quarter of 2010 contributed to the current quarter revenue increase as well as increasing acceptance of our add-on software options.

•	Inkjet revenue in the Americas during the three months ended March 31, 2011 was comparable to the three months ended March 31, 2010.

•	APPS revenue increased in the Americas primarily due to revenue realized from our recently acquired Radius packaging software and increased Pace, Monarch, and web-to-print revenue.

EMEA revenue increased 42% for the three months ended March 31, 2011 compared to the same period in 2010 due to increased Fiery, Inkjet, and APPS sales.

•	Fiery revenue growth in EMEA was consistent with the growth experienced in the Americas.

•

Inkjet revenue growth in EMEA was primarily due to GS series printer sales and significantly increased UV printer and ink sales. The migration of screen print to digital and transition from solvent to UV printers is accelerating in EMEA.

•

APPS revenue in EMEA increased primarily due to revenue realized from our packaging software acquired through our acquisition of Radius during the third quarter of 2010, as well as increased Pace and web-to-print revenue. APPS revenue also benefited from an expanded EMEA sales force and the Radius sales force in EMEA.

Japan revenue decreased 10% for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to delayed sales and supply constraints resulting from the March 2011 earthquake and tsunami that occurred in Japan impacting the Fiery and Inkjet operating segments.

Other international locations revenue increased 156% for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to Fiery controller and super-wide format printer sales.Fiery revenue in the first quarter of 2011 represented 48%, 48%, 96%, and 39% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 44%, 48%, 90%, and 40% in the same quarter of 2010.

Inkjet revenue in the first quarter of 2011 represented 32%, 48%, 4%, and 59% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 39%, 50%, 9%, and 58% in the same quarter of 2010.

APPS revenue in the first quarter of 2011 represented 20%, 4%, 0%, and 2% of revenue in the Americas, EMEA, Japan, and Other international locations, respectively, compared with 17%, 2%, 1%, and 2% in the same quarter of 2010.

Within each geographic region, proofing software revenue previously reported in the APPS operating segment for the three months ended March 31, 2010 has been revised to conform to presentation used for the three months ended March 31, 2011, reflecting the reclassification of proofing software from the APPS to the Fiery operating segment. Total revenue reported for the three months ended March 31, 2010 has not changed.

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

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the three months ended March 31, 2011, four customers – Canon, Konica Minolta, Ricoh, and Xerox – each provided more than 10% of our revenue individually and approximately 50% of revenue in the aggregate. For the three months ended March 31, 2010, three customers – Canon, Ricoh, and Xerox – each provided more than 10% of our revenue individually and approximately 39% of revenue in the aggregate.

The increasing reliance on revenue from our major OEM partners is attributable to the increase in the Fiery operating segment. Most Fiery revenue is generated from OEM customers. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations with most of our OEMs to purchase our products at all, or in significant amounts. Such reductions have occurred in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenue from Inkjet and APPS, the percentage of our revenue that comes from individual OEMs will decrease.

We intend to continue to develop new products and technologies for each of our product lines including new generations of Fiery products, super-wide and wide format printers, and other new product lines, and to distribute those new products to or through current and new OEM customers, distribution partners, and end-users in 2011 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

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

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31, 2011
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$72,364	$51,035	$16,654	$—	$140,053
Cost of revenue	23,188	32,600	5,318	236	$61,342

Gross profit	$49,176	$18,435	$11,336	$(236)	$78,711

Gross profit percentages	68.0%	36.1%	68.1%		56.2%

	Three Months Ended March 31, 2010
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$55,529	$43,839	$11,462	$—	$110,830
Cost of revenue	18,202	29,639	3,963	255	$52,059

Gross profit	$37,327	$14,200	$7,499	$(255)	$58,771

Gross profit percentages	67.2%	32.4%	65.4%		53.0%

Revenue and gross profit in the Fiery and APPS operating segments for the three months ended March 31, 2010 have been revised to conform to the presentation used for the three months ended March 31, 2011, reflecting the reclassification of proofing software revenue and gross profit from the APPS to the Fiery operating segment. Total revenue and gross profit reported for the three months ended March 31, 2010 have not changed.

Overview

Our gross profit percentage improved by three percentage points from 53% of revenue during the three months ended March 31, 2010 to 56% of revenue during the three months ended March 31, 2011 primarily due to increased Fiery and APPS revenue. The Fiery and APPS gross profit percentages are higher than the Inkjet gross profit percentage. Consequently, the consolidated gross profit percentage was higher during the three months ended March 31, 2011 due to the increase in Fiery and APPS revenue as a percentage of consolidated revenue.

Fiery Gross Profit

For the three months ended March 31, 2011, the Fiery gross profit percentage was 68.0% compared to 67.2% for the same period in 2010 primarily due to a mix shift toward stand-alone servers and add-on software options, partially offset by the costs to launch new products. Stand-alone servers and add-on software options have higher gross profit percentages than embedded servers.

Inkjet Gross Profit

For the three months ended March 31, 2011, the Inkjet gross profit percentage was 36.1% compared to 32.4% for the same period in 2010. The Inkjet gross profit percentage improved compared with the prior year primarily due to fixed manufacturing costs being spread over higher Inkjet revenue, higher selling prices for new products launched in 2010, favorable product mix shift toward higher margin printers, and reduced warranty exposure, partially offset by engineering design modifications to improve quality.

APPS Gross Profit

For the three months ended March 31, 2011, the APPS gross profit percentage was 68.1% compared to 65.4% for the same period in 2010. The APPS gross profit percentage improved compared with the prior year primarily due to efficiencies gained through increased revenue. The increase in APPS revenue dollars aided the gross profit percentage due to the fixed component included within the APPS cost of revenue.

If our product mix changes significantly, our gross profit will fluctuate. In addition, gross profit can be impacted by a variety of other factors. These factors include market prices achieved on our current and future products, availability and pricing of key components (including DRAM, processors, ink components, and print heads), subcontractor manufacturing costs, product mix, channel, geographic mix, product transition results, new product introductions, competition, and general economic conditions in the U.S. and abroad. Consequently, gross profit may fluctuate from period to period. In addition to the factors affecting revenue described above, if we reduce prices, gross profit for our products could be lower.

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

Operating Expenses

Operating expenses for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three months ended March 31,
			Change
	2011	2010	$	%
Research and development	$27,471	$26,128	$1,343	5%
Sales and marketing	28,248	25,103	3,145	13
General and administrative	13,157	9,977	3,180	32
Restructuring and other	1,347	2,012	(665)	(33)
Amortization of identified intangibles	3,420	2,928	492	17

Total operating expenses	$73,643	$66,148	$7,495	11%

Operating expenses, including restructuring and other charges, amortization of intangible assets, and stock-based compensation, increased by $7.5 million and, as a percentage of revenue, were 53% and 60% for the three months ended March 31, 2011 and 2010, respectively.

The increase in operating expenses was primarily driven by head count increases related to the Streamline and Radius acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, increased variable compensation due to improved profitability, increased commission payments resulting from increased revenue, decreased utilization of vacation balances, increased consulting, and increased stock-based compensation expense.

Research and Development

Expenses for research and development consist primarily of costs associated with personnel, consulting, and prototype materials.

Research and development expenses for the three months ended March 31, 2011 were $27.4 million, or 20% of revenue, compared to $26.1 million, or 24% of revenue, for the three months ended March 31, 2010, an increase of $1.3 million, or 5%. Personnel-related expenses increased by $0.9 million primarily due to increased variable compensation due to improved profitability and increased consulting, partially offset by reduced salaries and benefits, net of increased head count resulting from the Streamline and Radius acquisitions. Personnel-related expenses were further offset by $0.4 million related to the change in our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate. Prototypes and non-recurring engineering expenses increased by $0.2 million. Stock-based compensation expense decreased by $0.2 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. The remaining $0.8 million increase in research and development expenses relates to increased facility and information technology expenses related to research and development locations.

We expect that if the U.S. dollar remains volatile against the Indian rupee or other currencies, research and development expenses reported in U.S. dollars could fluctuate, although we hedge the Indian rupee, which partially mitigates this risk.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, and other international locations.

Sales and marketing expenses for the three months ended March 31, 2011 were $28.2 million, or 20% of revenue, compared to $25.1 million, or 23% of revenue, for the three months ended March 31, 2010, an increase of $3.1 million, or 13%. Personnel-related expenses increased by $2.3 million primarily driven by head count increases related to the Streamline and Radius acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, increased variable compensation due to improved profitability, increased commission payments resulting from increased revenue, decreased utilization of vacation balances, and increased consulting. Personnel-related expenses were partially offset by $0.4 million related to the change in our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate. Travel expenses increased by $0.6 million primarily due to increased sales activity. The remaining $0.6 million increase in sales and marketing expenses relates increased facility and information technology expenses related to sales and marketing locations.

Over time, our sales and marketing expenses may increase in absolute terms if revenue increases in future periods as we continue to actively promote our products and introduce new products and services. We expect that if the U.S. dollar remains volatile against other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of costs associated with administrative personnel, legal, and finance expenses.

General and administrative expenses for the three months ended March 31, 2011 were $13.2 million, or 9% of revenue, compared to $10.0 million, or 9% of revenue, for the three months ended March 31, 2010, an increase of $3.2 million, or 32%. Personnel-related expenses increased by $2.4 million primarily driven by head count increases related to the Streamline and Radius acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, and increased variable compensation due to improved profitability. Personnel-related expenses were partially offset by $0.2 million related to the change in our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate. Stock-based compensation expense increased by $1.5 million due to the increase in equity awards issued during the last twelve months amortized under the graded vesting method. The remaining $0.5 million decrease in general and administrative expenses primarily relates to reduced facilities expenses due to various downsizing actions taken during the past year.

Consistent with the new accounting guidance with respect to business combinations, acquisition-related costs of $0.6 million were expensed during the three months ended March 31, 2011 and 2010 in connection with our acquisitions of Streamline and Radius, respectively.

Stock-based Compensation

Stock-based compensation expenses were $5.2 and $4.0 million, respectively, for the three months ended March 31, 2011 and 2010, respectively. The increase in stock-based compensation expense of $1.2 million, or 30%, from 2010 to 2011 was primarily due to more equity awards granted in the current year. As explained in more detail below, amortization of stock-based compensation expense under the graded vesting method results in more significant expense in the initial years of vesting.

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

Restructuring and Other

Restructuring and other consists primarily of restructuring, severance, and asset impairment and charges to downsize or relocate our facilities. We have incurred restructuring and integration charges associated with our Streamline acquisition, which have been expensed in accordance with ASC 805, Business Combinations, and ASC 420, Exit or Disposal Cost Obligations. We have also incurred restructuring charges related to facility closures and relocations. These charges relate to one of many cost reduction actions undertaken to lower our quarterly operating expense run rate. The restructuring plans are accounted for in accordance with ASC 420 and ASC 820.

Restructuring and other for the three months ended March 31, 2011 was $1.3 million compared to $2.0 million for the three months ended March 31, 2010, a decrease of $0.7 million. Restructuring and severance costs of $1.1 and $1.6 million resulted from head count reductions of 21 and 64 for the three months ended March 31, 2011 and 2010, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, and outplacement or relocation costs. Facilities reduction costs of $0.2 million were incurred during the three months ended March 31, 2011 primarily related to the Streamline acquisition and facilities relocations. Asset impairment of $0.4 million for the three months ended March 31, 2010 primarily related the planned closure of a facility.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended March 31, 2011 was $3.4 million, or 3% of revenue, compared to $2.9 million, or 2% of revenue, for the three months ended March 31, 2010, a decrease of $0.5 million, or 17%. This increase is primarily due to the amortization of intangible assets identified through the Streamline and Radius acquisitions.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes interest income (expense), net, gains and losses from sales from our cash and short-term investments, and net foreign currency transaction gains and losses on our operating activities. Interest and other income (expense), net, for the three months ended March 31, 2011 and 2010 was $2.4 and $(2.3) million, respectively, or an improvement of $4.7 million.

Foreign currency fluctuation of $5.1 million resulted from comparing $2.0 million foreign currency gains during the three months ended March 31, 2011 compared with $3.1 million foreign currency losses during the three months ended March 31, 2010.

We had net realized gains on our marketable securities of $0.3 million during the three months ended March 31, 2010.

Income (Loss) Before Income Taxes

For the three months ended March 31, 2011, pretax net income of $7.5 million includes $2.3 million of U.S. pretax net loss and $9.8 million of foreign pretax net income. The pretax net loss attributable to U.S. operations included amortization of identified intangibles of $3.0 million, stock-based compensation of $5.2 million, restructuring and other of $0.8 million, and acquisition-related costs of $0.6 million. The pre-tax income attributable to foreign operations included amortization of identified intangibles of $0.4 million and restructuring and other of $0.5 million.

For the three months ended March 31, 2010, pretax net loss of $9.7 million includes $4.8 and $4.9 million of U.S. and foreign pretax net loss, respectively. The pretax net loss attributable to U.S. operations included amortization of identified intangibles of $2.9 million, stock-based compensation of $4.0 million, restructuring and other of $1.6 million, and acquisition-related costs of $0.6 million. The pre-tax net loss attributable to foreign operations included asset impairment of $0.4 million.

Provision for Income Taxes

The following table reconciles our tax provision before discrete charges and benefits to our recorded tax provision (in millions):

	Three months ended March 31,
	2011	2010
Provision for (benefit from) income taxes before discrete items	$2.1	$(0.1)
Provision related to tax shortfalls recorded pursuant to ASC 718-740	—	2.7
Interest related to unrecognized tax benefits	0.1	0.2
Tax benefit related to Restructuring and other expense	(0.5)	(0.7)
Tax benefit related to acquisition expenses	(0.2)	—
Tax benefit related to asset impairment charges	—	(0.2)
Tax deductions related to ESPP dispositions	(0.3)	(0.2)

Provision for income taxes	$1.2	$1.7

Without the discrete charges and benefits described above, the increase in the tax provision from 2010 to 2011 is due primarily to increased profitability before income taxes.

Primary differences in 2011 and 2010 between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2011, lower taxes on permanently re-invested foreign earnings in 2011, and the tax effects of stock-based compensation expense on both years pursuant to ASC 718-740, which are non-deductible for tax purposes.

Unaudited Non-GAAP Financial Information

To supplement our consolidated financial results prepared in accordance with GAAP, we use non-GAAP measures of net income (loss) and earnings per diluted share that are GAAP net income (loss) and GAAP earnings per diluted share adjusted to exclude certain recurring and non-recurring costs, expenses and gains.

We believe that the presentation of non-GAAP net income (loss) and non-GAAP earnings per diluted share provides important supplemental information regarding non-cash expenses, significant recurring and non-recurring items that we believe are important to understanding our financial and business trends relating to our financial condition and results of operations. Non-GAAP net income (loss) and non-GAAP earnings per diluted share are among the primary indicators used by management as a basis for planning and forecasting future periods and by management and our board of directors to determine whether our operating performance has met specified targets and thresholds. Management uses non-GAAP net income (loss) and non-GAAP earnings per diluted share when evaluating operating performance because it believes that the exclusion of the items described below, for which the amounts and/or timing may vary significantly depending upon the Company’s activities and other factors, facilitates comparability of the Company’s operating performance from period to period. We have chosen to provide this information to investors so they can analyze our operating results in the same way that management does and use this information in their assessment of our business and the valuation of our Company.

We compute non-GAAP net income (loss) and non-GAAP earnings per diluted share by adjusting GAAP net income (loss) and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles and stock-based compensation expense, as well as restructuring related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include end-of-life inventory purchase and related obsolescence, asset impairment, acquisition-related transaction costs, and costs to integrate such acquisitions into our business.

Examples of these excluded items are described below:

•	Recurring charges and gains, including:

•	Amortization of acquisition-related intangibles. Intangible assets acquired to date are being amortized on a straight-line basis.

•	Stock-based compensation expense is recognized in accordance with ASC 718.

•	Non-recurring charges and gains, including:

•	Excess solvent inventories and related end-of-life purchases.

•	Acquisition-related transaction costs associated with the acquisition of Streamline and Radius, respectively.

•	Restructuring and Other consists of:

•	Restructuring related charges. We have incurred restructuring charges as we reduce the number and size of our facilities and the size of our workforce.

•	Asset impairment costs consist primarily of a planned facility closure.

•	Expenses incurred to integrate Streamline.

•	Tax effect of non-GAAP adjustments. After removing the non-GAAP items, we apply the principles of ASC 740 to estimate the non-GAAP income tax provision in each jurisdiction in which we operate.

•

We have excluded the recognition of interest accrued on prior year tax reserves of $0.1 million from our non-GAAP net income (loss) for the three months ended March 31, 2011 to facilitate comparability of our operating performance from period to period.

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

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(unaudited)

	Three Months Ended March 31,
(millions, except per share data)	2011	2010
Net income (loss)	$6.2	$(11.4)

Amortization of identified intangibles	3.4	2.9
Restructuring and other	1.3	2.0
Stock-based compensation	5.2	4.0
Acquisition-related transaction costs	0.6	0.6
Tax effect of non-GAAP net loss	(3.2)	1.8

Non-GAAP net income (loss)	13.5	(0.1)

Non-GAAP net income (loss) per diluted share	$0.28	$(0.00)

Shares for purposes of computing diluted non-GAAP net income (loss) per share	48.4	44.7

Liquidity and Capital Resources

Overview

Cash and cash equivalents and short-term investments decreased by $4.5 million to $225.2 million as of March 31, 2011 from $229.7 million as of December 31, 2010. The decrease was primarily due to the $6.4 million acquisition of Streamline, net of cash acquired and accrued payments, Pace and Radius earnout payments of $5.1 million, treasury stock purchases of $3.1 million, net settlement of RSUs and RSAs for employee common stock related tax liabilities of $2.9 million, and purchases of property and equipment of $2.7 million, partially offset by proceeds from ESPP purchases of $3.0 million, proceeds from common stock exercises of $0.2 million, and cash flows provided by operating activities of $11.1 million.

(in thousands)	March 31, 2011	December 31, 2010	Change
Cash and cash equivalents	$123,939	$126,363	$(2,424)
Short term investments	101,272	103,300	(2,028)

Total cash, cash equivalents and short-term investments	$225,211	$229,663	$(4,452)

	Three months ended March 31,
(in thousands)	2011	2010	Change
Net cash provided by (used for) operating activities	$11,124	$(3)	$11,506
Net cash provided by (used for) investing activities	(11,337)	2,234	(13,950)
Net cash provided by (used for) financing activities	(2,316)	1,254	(3,570)
Effect of foreign exchange rate changes on cash and cash equivalents	105	(43)	148

Increase (decrease) in cash and cash equivalents	$(2,424)	$3,442	$(5,866)

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At March 31, 2011, cash and cash equivalents and short term investments available were $225.2 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Cash and cash equivalents and short-term investments held outside of the U.S. in various foreign subsidiaries were $71.8 and $73.2 million as of March 31, 2011 and December 31, 2010, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

Operating Activities

During the first three months of 2011, our cash flows provided by (used for) operating activities were approximately $11.1 million.

Net income of $6.2 million included non-cash charges and credits of $13.4 million, comprised primarily of $5.4 million in depreciation and amortization, $5.2 million of stock-based compensation, and $3.3 million provision for inventory obsolescence, offset by $0.5 million of other non-cash charges, credits, and provisions. The net change in operating assets and liabilities of $8.5 million consists primarily of increases in accounts receivable of $5.4 million, inventories of $3.1 million, and other current assets of $2.9 million, partially offset by increases in net taxes payable of $1.3 million, and decreases in accounts payable and accrued liabilities of $1.6 million.

Accounts Receivable

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 59 and 54 days at March 31, 2011 and December 31, 2010, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. The increase in DSOs was primarily due to the timing of our annual APPS recurring maintenance billings. DSOs will vary from period to period because of changes in quarterly revenue, the effectiveness of our collection efforts, and other factors. As the percentage of our APPS and Inkjet related revenue increases, DSOs will trend higher. Our DSOs related to software and direct sales are traditionally higher than those related to OEM customers as, historically, OEMs have paid on a more timely basis.

Inventories

Our inventories are procured primarily in support of the Inkjet and Fiery operating segments. Inventories decreased from $46.2 million at December 31, 2010 to $44.9 million at March 31, 2011 primarily due to decreased Inkjet inventories. Our consolidated inventory turns decreased from 5.9 during the quarter ended December 31, 2010 to 5.4 during the quarter ended March 31, 2011 primarily due to Inkjet inventories.

Investing Activities

Acquisitions

On February 16, 2011, we acquired privately held Streamline for approximately $6.8 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Of this amount, $6.4 million was paid in cash and $0.4 million was accrued. Streamline is the provider of PrintStream print management information system (“PMIS”) software, which we acquired to establish the APPS operating segment presence in mailing and fulfillment services for the printing industry.

Earnout payments were made during the quarter relating to previously accrued Pace and Radius liabilities of $2.9 and $2.1 million, respectively. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet were reflected as cash used for operating activities in the Condensed Consolidated Statement of Cash Flows during the three months ended March 31, 2011.

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $1.6 million during the three months ended March 31, 2011. We have classified our investment portfolio as “available for sale” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Property and Equipment, Net

Net purchases of property and equipment were $2.7 million for the three months ended March 31, 2011. Our property and equipment additions have historically been funded from operations. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware/software used in our business, and our business outlook.

Financing Activities

Financing activities included treasury stock purchases of $3.1 million under the common stock repurchase program approved by the board of directors in February 2011 and net settlement of RSUs and RSAs for employee common stock related tax liabilities of $2.9 million. We received $3.0 million related to the ESPP and $0.2 million related to stock option exercises.

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash generated by the issuance of common stock through the exercise of stock options and our ESPP. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, and general market conditions. We anticipate that cash provided from the exercise of stock options will decline over time as we shift to issuance of RSUs, rather than stock options, and the option pool has decreased as a result of the fair value stock option exchange completed during 2009.

Other Commitments

Our Fiery inventories consist primarily of raw and finished goods, memory subsystems, processors, and ASICs, which are sold to third party contract manufacturers responsible for manufacturing our products. Our inventories for our Inkjet products consist of raw and finished goods, print heads, frames, solvent ink, and other components in support of our internal manufacturing operations and UV ink, which is purchased from third party contract manufacturers responsible for manufacturing our UV ink. Should we decide to purchase components and do our own manufacturing of controllers or ink, or should it become necessary for us to purchase and sell components other than the processors, ASICs, or memory subsystems to our third party contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventories we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supplies were reduced or not available.

We may be required to compensate our third party contract manufacturers for components purchased for orders subsequently cancelled by us. We periodically review the potential liability and the adequacy of the related allowance. Our financial condition and results of operations could be negatively impacted if we were required to compensate our third party contract manufacturers in amounts in excess of the related allowance.

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

As permitted under Delaware law, pursuant to our bylaws, charter, and indemnification agreements we have entered into with our current and former executive officers, directors, and general counsel, we are required, subject to certain limited qualifications, to indemnify our executive officers, directors, and general counsel for certain events or occurrences while the executive officer, director, or general counsel is or was serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the executive officer’s, director’s, or general counsel’s lifetime. The maximum potential future payments we may be obligated to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and may enable us to recover a portion of any future amounts paid.

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

Please refer to “Part II – Other Information, Item 1: Legal Proceedings” in this Report for more information regarding our legal proceedings.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

As of March 31, 2011 we were a party to a synthetic lease (the “Lease”) covering our Foster City facility located at 303 Velocity Way, Foster City, California. The Lease provides a cost effective means of providing adequate office space for our corporate offices. The Lease includes an option to purchase the facility during or at the end of the Lease term for the amount expended by the lessor to purchase the facility. The funds pledged under the Lease ($56.9 million at March 31, 2011) were in LIBOR-based interest bearing accounts and were restricted as to withdrawal at all times.

We have guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the Lease. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger-related covenants as of March 31, 2011. We have assessed our exposure in relation to the first loss guarantees under the Lease and have determined there is no deficiency to the guaranteed value at March 31, 2011. If there is a decline in value, we will record a loss associated with the residual value guarantee. The $56.9 million pledged under the Lease is in LIBOR-based interest bearing accounts and is restricted as to withdrawal at all times. As of March 31, 2011, we are treated as the owner of this building for federal income tax purposes. In conjunction with the Lease, we leased the land on which the building is located to the lessor of the building. This separate ground lease is for approximately 30 years. The Lease will expire in 2014.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the tightening of global credit markets and increase in economic uncertainty that have affected various sectors of the financial markets and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.0 million at March 31, 2011.

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

The following table presents the hypothetical change in fair values in the financial instruments held by us at March 31, 2011 that are sensitive to changes in interest rates. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$121,075	$120,040	$119,006

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, and Japanese yen. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (primarily Euro, British pound sterling, and Japanese yen) and operating expenses (primarily Euro, British pound sterling, Japanese yen, and Indian rupee) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.0 million at March 31, 2011.

Financial Risk Management

The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated sales in Europe, Japan, and the U.K. and operating expenses in Europe, India, Japan, and the U.K. We hedge our operating expense exposure in Indian rupees. As of March 31, 2011, we had not entered into hedges against any other currency exposures, but we may consider hedging against currency movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended March 31, 2011, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2011, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

We may be involved, from time to time, in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, securities law, intellectual property, employment matters and other claims or litigation matters relating to various claims that arise in the normal course of our business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss on the pending litigation matters, we are unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. Taking all of the above factors into account, we reserve an amount that we could reasonably expect to pay with respect to the cases discussed. However, our estimates could be incorrect, and we could pay more or less than our current accrual. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow.

As of March 31, 2011, the end of the quarterly period covered by this report, we are subject to the various claims, lawsuits, investigations or proceedings discussed below, as well as certain other legal proceedings that have arisen in the ordinary course of business.

Durst Fototechnik Technology GmbH (“Durst”) v. Electronics for Imaging GmbH (“EFI GmbH”) and EFI, et al.:

On February 23, 2007, Durst brought an action to enforce a utility model patent right against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity, and unenforceability based on Durst’s improper actions before the German patent office. EFI filed its Statement of Defense on August 29, 2007. EFI’s defenses include those for EFI GmbH, as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2008, and following a recess to receive additional expert testimony, finished the trial on August 28, 2009.

In a subsequent decision, the Manheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst has appealed the decision and the appeal is currently pending at the court of appeal in Karlsruhe, Germany.

N.V. Perfectproof Europe v. BEST GmbH

On December 31, 2001, N.V. Perfectproof Europe (“Perfectproof”) filed a complaint against BEST GmbH, currently Electronics For Imaging, GmbH (“BEST”) in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EUR 599,946 for such termination and additional damages of EUR 247,894, or a total of approximately $1.2 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and challenged its jurisdiction over the claim. Perfectproof appealed the judgment, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and sent the case back to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case and that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement and as such, was subject to reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an expert to determine the amount of damages within the court’s guidelines. While the determination of damages by the expert is in process, BEST intends to appeal the decision of the Court of Appeal to the Cour de cassation (the Supreme Court) of Brussels.

Although we do not believe that Perfectproof’s claims are founded and we do not believe it is probable that we will incur a loss in this matter, it is reasonably possible that cash flows or results of operations could be materially affected by the expert’s assessment of damages and the result of our appeal.

Item 1A:	Risk Factors

In addition to information regarding risk factors that appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), which could materially affect our business, financial condition, or future results. The risks described herein and in our 2010 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

In addition to the risk factors disclosed herein and in our 2010 Form 10-K, we have identified the following material change to the risk factors:

The natural disaster in Japan could also reduce our sales and profitability.

Although we do not have manufacturing facilities in Japan, some of our OEM customers are headquartered or have significant operations in Japan, including the development and manufacturing of digital copiers and printers, which are sold with our Fiery controllers, some of the components sourced for our products are manufactured in Japan, and certain of our subcontractors have significant operations in Japan. As a result of the natural disaster in Japan, some of our OEMs with operations in Japan may order reduced amounts of products from us as a result of interruptions in their businesses, and we may find it difficult to procure components that are currently sourced directly or indirectly from Japanese suppliers, either of which could adversely impact our business. A significant reduction in the supply of some components of our products could prevent us from manufacturing products that require components sourced in Japan or increase our expenses as we are forced to find alternative sources of supply. Should such reduction of demand and tightening supply conditions arise and continue over an extended period of time, our results of operation and financial condition could be significantly impacted.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of stock repurchases for the quarter ended March 31, 2011 (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2011	10	$14.49	—	$—
February 2011	40	15.42	—	30,000
March 2011	365	14.37	220	26,855

Totals	415		220

(1)	In February 2011, our Board of Directors authorized a $30 million repurchase of our outstanding common stock. Under this publicly announced plan, we repurchased approximately 220 thousand shares for an aggregate purchase price of $3.1 million as of March 31, 2011.

(2)	Includes approximately 195 thousand shares purchased from employees to satisfy minimum tax withholding obligations that arose on the vesting of shares of RSUs and RSAs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Reserved

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	EFI 2011 Executive Team Performance Bonus Program (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 11, 2011 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: May 9, 2011	/s/ Guy Gecht
Guy Gecht Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	/s/ Vincent Pilette
Vincent Pilette Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	EFI 2011 Executive Team Performance Bonus Program (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 11, 2011 (File No. 000-18805) and incorporated herein by reference.