Form 10-Q
period 2011-06-30
ELECTRONICS FOR IMAGING INC
filed 2011-08-08
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of Common Stock outstanding as of August 1, 2011 was 46,581,126..

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$117,093	$126,363
Short-term investments, available for sale	114,771	103,300
Accounts receivable, net of allowances of $11.0 and $13.2 million, respectively	87,540	85,453
Inventories	46,665	46,216
Other current assets	33,193	24,317
Total current assets	399,262	385,649

Property and equipment, net	28,810	26,547
Restricted investments	56,850	56,850
Goodwill	143,396	139,517
Intangible assets, net	47,038	49,140
Deferred tax assets	44,212	47,137
Other assets	1,833	1,741

Total assets	$721,401	$706,581

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,189	$49,189
Accrued and other liabilities	45,379	45,730
Deferred revenue	32,752	24,298
Income taxes payable	1,428	1,182

Total current liabilities	124,748	120,399
Contingent liabilities	999	619
Deferred tax liabilities	1,330	1,292
Non-current income taxes payable	35,721	32,522

Total liabilities	162,798	154,832

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 75,542 and 74,456 shares issued and outstanding, respectively	755	745
Additional paid-in capital	709,761	692,904
Treasury stock, at cost, 29,240 and 28,031 shares, respectively	(508,147)	(488,559)
Accumulated other comprehensive income	2,665	2,955
Retained earnings	353,569	343,704

Total stockholders’ equity	558,603	551,749

Total liabilities and stockholders’ equity	$721,401	$706,581

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Revenue	$141,162	$119,117	$281,215	$229,947
Cost of revenue (1)	62,585	58,154	123,927	110,212

Gross Profit	78,577	60,963	157,288	119,735
Operating expenses:
Research and development (1)	28,905	24,829	56,376	50,958
Sales and marketing (1)	29,651	26,144	57,899	51,247
General and administrative (1)	13,298	8,879	26,455	18,856
Restructuring and other (Note 11)	366	1,010	1,713	3,021
Amortization of identified intangibles	2,989	2,928	6,409	5,857

Total operating expenses	75,209	63,790	148,852	129,939

Income (loss) from operations	3,368	(2,827)	8,436	(10,204)
Interest and other income (expense), net	812	(1,813)	3,208	(4,127)

Income (loss) before income taxes	4,180	(4,640)	11,644	(14,331)
Benefit from (provision for) income taxes	(565)	2,098	(1,780)	411

Net income (loss)	$3,615	$(2,542)	$9,864	$(13,920)

Net income (loss) per basic common share	$0.08	$(0.06)	$0.21	$(0.31)

Net income (loss) per diluted common share	$0.07	$(0.06)	$0.20	$(0.31)

Shares used in basic per-share calculation	46,621	45,173	46,687	44,936

Shares used in diluted per-share calculation	48,458	45,173	48,365	44,936

(1) Includes stock-based compensation expense as follows:

	2011	2010	2011	2010
Cost of revenue	$441	$275	$677	$529
Research and development	1,890	745	2,767	1,855
Sales and marketing	1,174	954	2,059	1,907
General and administrative	3,599	1,293	6,772	2,937

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$9,864	$(13,920)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,302	10,329
Deferred taxes	(768)	(1,937)
Provision for (adjustment to) allowance for bad debts and sales-related allowances	611	(595)
Tax benefit from employee stock plans	474	—
Excess tax benefit from stock-based compensation	(1,218)	(380)
Provision for inventory obsolescence	4,186	3,729
Stock-based compensation	12,275	7,228
Asset impairment and restructuring	55	689
Other non-cash adjustments	585	288
Changes in operating assets and liabilities	(4,448)	6,574

Net cash provided by operating activities	31,918	12,005

Cash flows from investing activities:
Purchases of short-term investments	(66,460)	(55,585)
Proceeds from sales and maturities of short-term investments	54,417	57,490
Purchases, net of proceeds from sales, of property and equipment	(4,849)	(1,395)
Businesses purchased, net of cash acquired	(11,044)	(2,397)
Proceeds from acquired business investment	713	—

Net cash used for investing activities	(27,223)	(1,887)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,119	3,090
Purchases of treasury stock and net settlement of restricted stock, including transaction costs	(19,189)	(2,236)
Repayment of acquired business debt	(210)	—
Excess tax benefit from stock-based compensation	1,218	380

Net cash provided by (used for) financing activities	(14,062)	1,234

Effect of foreign exchange rate changes on cash and cash equivalents	97	(59)

Increase (decrease) in cash and cash equivalents	(9,270)	11,293
Cash and cash equivalents at beginning of period	126,363	106,067

Cash and cash equivalents at end of period	$117,093	$117,360

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

Change in Accounting Principle Impacting Interim Reporting

Effective in the first quarter of 2011, we changed our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate in accordance with Accounting Standards Codification (“ASC”) 270, Interim Reporting. Previously, certain employee benefit costs were expensed in the quarter in which they became payable. We believe that this is a preferable change in accounting principle because it treats these costs similarly to other employment related costs such as stock-based compensation and annual discretionary bonuses and results in the ratable allocation of a cost to each interim period that is expected to benefit from employees’ service. The effect of this change in the three and six months ended June 30, 2011 is to reduce our expenses and increase prepaid assets for deferred employee benefit costs by $0 and $1.4 million, respectively. The impact on the three and six months ended June 30, 2010 is not material.

Self-Insurance

Beginning in the first quarter of 2011, we are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. Please refer to Note 8, Commitments and Contingencies, for our accounting treatment for contingent liabilities related to employee medical and dental coverage, which we self-insure beginning in the first quarter of 2011.

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

ASU 2009-13 eliminated the residual method of allocating revenue in multiple deliverable arrangements. In accordance with ASU 2009-13, we recognize revenue in multiple element arrangements involving tangible products containing software and non-software components that function together to deliver the product’s essential functionality by applying the relative selling price method of allocation. The selling price for each element is determined using vendor-specific objective evidence of the fair value of the selling price (“VSOE”), when available (including post-contract customer support, professional services, hosting, and training), or third party evidence of the selling price (“TPE”) is used. If VSOE and TPE are not available, then the best estimate of the selling price (“BESP”) is used when applying the relative selling price method for each unit of accounting. When the arrangement includes software and non-software elements, revenue is first allocated to the non-software and software elements as a group based on their relative selling price in accordance with ASC 605-25. Thereafter, the relative selling price allocated to the software elements as a group is further allocated to each unit of accounting in accordance with ASC 985-605. We then defer revenue with respect to the relative selling price that was allocated to any undelivered element.

We have calculated BESP for software licenses and non-software deliverables. We considered several different methods of establishing BESP including cost plus a reasonable margin and standalone selling price of the same or similar products and, if available, targeted rate of return, list price less discount, and company published list prices to identify the most appropriate representation of the estimated selling price of our products. Due to the wide range of pricing offered to our customers, we determined that selling price of the same or similar products, list price less discount, and company published list prices were not appropriate methods to determine BESP for our products. Cost plus a reasonable margin and targeted rate of return were eliminated due to the difficulty in determining the cost associated with the intangible elements of each product’s cost structure. As a result, management believes that the best estimate of the selling price of an element is based on the median sales price of deliverables sold in standalone transactions and/or separately priced deliverables contained in bundled arrangements. Elements sold as standalone transactions and in bundled arrangements during the last six months of 2010 were included in the calculation of BESP.

We offer customization for some of our products. Customization does not have a significant impact on discounting or pricing of our products. When historical data is unavailable to calculate and support the determination of BESP on a product, then BESP of similar products is substituted for revenue allocation purposes.

ASU 2009-14 determined that tangible products containing software and non-software components that function together to deliver the product’s essential functionality are not required to follow the software revenue recognition guidance in ASC 985-605, Software Revenue Recognition, as long as the hardware components of the tangible product substantively contribute to its functionality. In addition, hardware components of a tangible product containing software components shall always be excluded from the guidance in ASC 985-605. Non-software elements are accounted for in accordance with SEC Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”).

We have not changed our accounting policy with respect to multiple element arrangements that do not also include the sale of tangible products. Multiple element arrangements containing only software elements remain subject to the following provisions of ASC 985-605. When several elements, including software licenses, post-contract customer support, and professional services, are sold to a customer through a single contract, the revenue from such multiple element arrangements are allocated to each element using the residual method in accordance with ASC 985-605. Revenue is allocated to the support elements and professional service elements of an agreement using VSOE and to the software license portion of the agreement using the residual method. We have established VSOE for professional services based on the rates charged to our customers in standalone orders. We have also established VSOE for post-contract customer support based on substantive renewal rates. Accordingly, software license fees are recognized under the residual method for arrangements in which the software was licensed with maintenance and/or professional services, and where the maintenance and professional services were not essential to the functionality of the delivered software.

Prior to adoption of ASU 2009-13 and 2009-14, tangible products containing software and non-software components that function together to deliver the product’s essential functionality were also subject to the software revenue recognition guidance with respect to multiple element arrangements in ASC 985-605.

We have insignificant transactions where tangible and software products are sold together in a bundled arrangement. During the six months ended June 30, 2011, we deferred $0.1 million of revenue related to certain bundled arrangements accounted for under ASU 2009-13 and 2009-14. We are not able to reasonably estimate the effect of adopting these standards on future periods as the impact will vary if we modify or develop new go-to-market strategies or pricing practices, which could impact VSOE and BESP resulting in a different allocation of revenue to the deliverables in multiple element arrangements, but will not change the total revenue recognized for such arrangements. Deferred cost of sales related to unrecognized revenue on shipments to customers, including unrecognized revenue related to the implementation of ASU 200-13 and 2009-14, amounted to $3.1 million at June 30, 2011 and is included in other current assets in the Condensed Consolidated Balance Sheets. Deferred cost of sales related to unrecognized revenue on shipments to customers was immaterial at December 31, 2010.

Fair Value Measurements. As a basis for considering market participant assumptions in fair value measurements, ASC 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy as more fully defined in Note 5, Investments and Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures, to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 rollforward. The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU is effective in the first quarter of 2010, except for the gross presentation of the Level 3 rollforward, which is effective the first quarter of 2011. Accordingly, the appropriate disclosures have been included in the accompanying condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Effective in the first quarter of 2012, the primary provisions of ASU 2011-04 impacting us are the adoption of uniform terminology to refer to fair value concepts between U.S. GAAP and international accounting standards, measuring the fair value of an equity instrument used as consideration in a business combination, and the following additional disclosures concerning fair value measurements classified as Level 3 within the fair value hierarchy: quantitative information about the unobservable inputs used in the determination of the fair value of Level 3 fair value measurements, the valuation processes used in Level 3 fair value measurements, and the sensitivity of Level 3 fair value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs. We are currently evaluating the impact of ASU 2011-04 on our financial condition and results of operations.

Other Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Effective in the first quarter of 2012, we will have the option to present total comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate, but consecutive, statements. We currently present the components of other comprehensive income (loss) in the footnotes to our interim and annual financial statements and as a component of our statement of stockholders’ equity in our annual financial statements. We will also be required to present reclassification adjustments from other comprehensive income (loss) to net income (loss) when realized in the statement(s) where the components of net income (loss) and other comprehensive income (loss) are presented.

Variable Interest Entities. In June 2009, the FASB amended the Variable Interest Entities (“VIE”) subsection of ASC 810, Consolidation, effective January 2010. ASC 810 changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate the VIE. ASC 810 requires formal assessment at each reporting period regarding which party within the VIE is considered the primary beneficiary and also requires a number of new disclosures related to VIEs. A qualitative approach is required for identifying the primary beneficiary of a VIE based on the power to direct activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or right to receive benefits that could be significant to us. The adoption of ASC 810 did not have a material impact on our financial condition or results of operations.

Receivables. In July 2010, the FASB issued ASU 2010-20, which amended ASC 310, Receivables, and requires increased disclosures regarding the credit quality of our financing receivables and allowance for credit losses. ASU 2010-20 requires disclosure of credit quality indicators, past due information, and modifications of our financing receivables. The disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. These disclosures apply to $0.5 million of trade receivables having contractual maturities of one year at June 30, 2011, including $0.2 million of financing receivables remaining outstanding that were obtained through our acquisition of Streamline Development, LLC (“Streamline”), which closed on February 16, 2011. We do not expect to enter into receivables with similar terms in the future.

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

ASC 260-10-45-48 requires that performance-based restricted stock that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income (loss) per diluted common share as of the later of the beginning of the period or the grant date. Accordingly, performance-based restricted stock units (“RSUs”), which vested on March 2, 2011 based on achievement of specified performance criteria related to 2010 revenue and non-GAAP operating income targets; performance-based restricted stock awards (“RSAs”), which vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan; and market-based RSUs, which vested on various dates during the six months ended June 30, 2011 based on achievement of specified stock prices for a defined period are included in the determination of net income (loss) per diluted common share as of the beginning of the period. Performance-based and market-based targets were not met with respect to any other stock options or RSUs as of June 30, 2011.

Basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 are reconciled as follows (in thousands, except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic net income (loss) per share:
Net income (loss) available to common shareholders	$3,615	$(2,542)	$9,864	$(13,920)

Weighted average common shares outstanding	46,621	45,173	46,687	44,936
Basic net income (loss) per share	$0.08	$(0.06)	$0.21	$(0.31)

Dilutive net income (loss) per share:
Net income (loss) available to common shareholders	$3,615	$(2,542)	$9,864	$(13,920)

Weighted average common shares outstanding	46,621	45,173	46,687	44,936
Dilutive stock options and non-vested restricted stock	1,837	—	1,677	—

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	48,458	45,173	48,364	44,936

Dilutive net income (loss) per share	$0.07	$(0.06)	$0.20	$(0.31)

Potential shares of common stock that are not included in the determination of diluted net income (loss) per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect, excluding any performance-based or market-based stock options and RSUs for which the performance criteria were not met, of 0.3 and 4.9 million shares for the three months ended June 30, 2011 and 2010, respectively, and 1.5 and 5.1 million shares for the six months ended June 30, 2011 and 2010, respectively.

ASC 260-10-45 to 65 requires use of the two-class method to calculate earnings per share when non-vested RSAs are eligible to receive dividends (i.e., participating securities), even if we do not intend to declare dividends. Our RSAs vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan. Consequently, there were no RSAs outstanding at June 30, 2011.

3. Acquisition of Streamline

On February 16, 2011, we acquired privately held Streamline for cash consideration of approximately $6.8 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Streamline is the provider of PrintStream business process automation software, which we acquired to establish our Advanced Professional Print Software (“APPS”) operating segment presence in mailing and fulfillment services for the printing industry.

The fair value of the earnout was estimated to be $1.4 million by applying the income approach in accordance with ASC 805-30-25-5, Business Combinations. That measure is based on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Key assumptions include a discount rate of 6.1% and a probability-adjusted level of Streamline revenue. This contingent liability has been reflected in the Condensed Consolidated Balance Sheet as of June 30, 2011, as a current liability of $0.4 million and a noncurrent liability of $1.0 million. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expense.

The acquisition was accounted for as a purchase business combination. In accordance with ASC 805, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition based on the valuation performed by management with the assistance of a third party. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to cross-sell PrintStream products to existing customers, and the positive reputation of Streamline in the market.

We engaged a third party valuation firm to aid management in its analysis of the fair value of Streamline. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the fair value analysis and related valuation represents the conclusions of management and not the conclusions or statements of any third party. The purchase price allocation is subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets acquired and liabilities assumed. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired at the acquisition date during the measurement period.

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is summarized as follows (in thousands):

Net tangible assets	$1,154
Intangible assets	4,180
Goodwill	3,364

$8,698

Intangible assets include the following (in thousands, except for useful life):

		Useful Life
Existing technology	$670	3 years
Customer relationships	3,060	5 years
Trade name	340	5 years
In-process research & development (“IPR&D”)	110	5 years

	$4,180

Streamline customer relationships were valued using the excess earnings method, which is an income approach. The value of customer relationships lies in the generation of a consistent and predictable revenue source and the avoidance of the costs associated with developing the relationships. Customer relationships were valued by estimating the revenue attributable to Streamline’s existing customer relationships. Streamline revenue was probability-weighted in each forecast year to reflect the uncertainty of maintaining existing relationships based on Streamline’s historical attrition rate.

The PrintStream trade name was valued using the relief from royalty method using a royalty rate based on various factors including an analysis of market data, comparable trade name agreements, and consideration of historical advertising dollars spent supporting the product’s trade name.

Existing technology and IPR&D were valued using the relief from royalty method based on royalty rates for similar technologies and discussions with management. The value of IPR&D was determined by estimating the cost to develop purchased IPR&D into commercially viable products, estimating the net cash flows resulting from the sale of those products, and discounting the net cash flows back to their present value. Project schedules based on management’s estimate of tasks completed and tasks to be completed to achieve technical and commercial feasibility indicate the IPR&D is between 92% and 95% complete at June 30, 2011. IPR&D is subject to amortization after product launch over the product life of five years or otherwise subject to impairment in accordance with the acquisition accounting guidance that became effective in 2009.

4. Balance Sheet Details

Inventories

Inventories, net of allowances, as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$21,996	$19,178
Work in process	4,077	5,826
Finished goods	20,592	21,212

	$46,665	$46,216

Product warranty reserves

Product warranty reserve activities for the six months ended June 30, 2011 and 2010 (in thousands) are as follows:

	2011	2010
Balance at January 1,	$9,232	$6,838
Additions	5,181	5,095
Settlements	(5,256)	(4,068)

Balance at June 30,	$9,157	$7,865

5. Investments and Fair Value Measurements

Fixed income debt securities are classified as available-for-sale and carried at fair value. Net unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (“OCI”) in stockholders’ equity, net of tax, except for the credit portion of any other-than-temporary impairment, which is included in net income (loss).

We review our debt security investments for other-than-temporary impairment whenever an investment’s fair value is less than its amortized cost and evidence indicates the investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that gross unrealized losses on short-term investments at June 30, 2011 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not occur until maturity. Evidence that we will recover the unrealized losses on these investments outweighs evidence to the contrary.

Our available-for-sale short-term investments as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2011
U.S. Government securities and sponsored entities	$23,427	$88	$(1)	$23,514
Foreign government securities	2,899	—	—	2,899
Corporate debt securities	77,454	323	(20)	77,757
Mortgage-backed securities—residential	10,596	50	(45)	10,601

Total short-term investments	$114,376	$461	$(66)	$114,771

December 31, 2010
U.S. Government securities and sponsored entities	$26,635	$89	$(11)	$26,713
Corporate debt securities	64,825	300	(51)	65,074
Mortgage-backed securities—residential	11,451	80	(18)	11,513

Total short-term investments	$102,911	$469	$(80)	$103,300

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
U.S. Government securities and sponsored entities	$4,379	$(1)	$—	$—	$4,379	$(1)
Corporate debt securities	7,306	(15)	1,013	(5)	$8,319	(20)
Mortgage-backed securities—residential	4,133	(44)	62	(1)	$4,195	(45)

Total	$15,818	$(60)	$1,075	$(6)	$16,893	$(66)

December 31, 2010
U.S. Government securities and sponsored entities	$8,839	$(11)	$—	$—	$8,839	$(11)
Corporate debt securities	17,964	(51)	—	—	17,964	(51)
Mortgage-backed securities—residential	3,127	(16)	72	(2)	3,199	(18)

Total	$29,930	$(78)	$72	$(2)	$30,002	$(80)

Amortized cost and estimated fair value of investments at June 30, 2011 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$51,706	$51,772
Mature in one to three years	62,670	62,999

Total short-term investments	$114,376	$114,771

For the three months ended June 30, 2011 and 2010, there were no realized gains or losses from sales of investments. For the six months ended June 30, 2011 and 2010, net realized gains of $0.1 and $0.3 million, respectively, from sales of investments were recognized in interest and other income (expense), net. As of June 30, 2011 and December 31, 2010, net unrealized gains of $0.4 million were included in OCI in the accompanying unaudited Condensed Consolidated Balance Sheets.

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

We utilize the market approach to measure the fair value of our fixed income securities. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of our fixed income securities are obtained using readily-available market prices from a variety of industry standard data providers, large financial institutions, and other third-party sources for the identical underlying securities. The fair value of our investments in certain money market funds is expected to maintain a Net Asset Value of $1 per share and, as such, is priced at the expected market price.

Our investments have been presented in accordance with the fair value hierarchy specified in ASC 820 as of June 30, 2011 and December 31, 2010 as follows (in thousands):

		Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
June 30, 2011
Assets:
U.S. Government securities and sponsored entities	$23,514	$10,763	$12,751	$—
Foreign Government securities	2,899	—	2,899	—
Corporate debt securities	78,256	—	78,206	50
Mortgage-backed securities—residential	10,601	—	10,601	—
Money market funds	64,145	64,145	—	—

	$179,415	$74,908	$104,457	$50

Liabilities:
Contingent consideration, current and noncurrent	$1,998	$—	$—	$1,998

December 31, 2010
Assets:
U.S. Government securities and sponsored entities	$26,713	$4,778	$21,935	$—
Foreign Government securities	2,500	—	2,500	—
Corporate debt securities	69,272	—	69,223	49
Mortgage-backed securities—residential	11,513	—	11,513	—
Money market funds	73,864	73,864	—	—

	$183,862	$78,642	$105,171	$49

Liabilities:
Contingent consideration, current and noncurrent	$2,744	$—	$—	$2,744

Money market funds consist of $64.1 and $73.9 million, which have been classified as cash equivalents as of June 30, 2011 and December 31, 2010, respectively. There are no foreign government securities classified as cash equivalents as of June 30, 2011 and $2.5 million is classified as cash equivalents as of December 31, 2010. Included in corporate debt securities is $0.5 and $4.2 million, which have been classified as cash equivalents as of June 30, 2011 and December 31, 2010, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. Money market mutual funds are actively traded at $1 per share Net Asset Value. There have been no transfers between Level 1 and 2 during the six months ended June 30, 2011 and 2010.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs, which are directly or indirectly observable.

At June 30, 2011 and December 31, 2010, one corporate debt instrument has been classified as Level 3 due to its significantly low level of trading activity.

Investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010 are reconciled as follows (in thousands):

	Level 3
	2011	2010
	Corporate Debt Securities	Corporate Debt Securities	Money Market Funds
Balance at January 1,	$49	$82	$962
Included in interest and other income (expense), net	—	(3)	33
Included in OCI	8	(2)	—
Purchases, sales, and maturities	(7)	(14)	(995)

Balance at June 30,	$50	$63	$—

Impairment charges for the six months ended June 30 in other income (expense), net, attributable to assets still held as of June 30	$—	$—	$—

Money market funds of $1.0 million at January 1, 2010, net of reserves, represented funds in The Reserve Primary Fund (“Fund”) reclassified from cash and cash equivalents as the Fund had adopted a plan of liquidation. As a result, the Fund’s shares were not tradable at January 1, 2010. Our interest in the Fund was $14.8 million prior to their adoption of the liquidation plan. As of June 30, 2010, we have received $14.6 million in liquidation of our interest in the Fund, net of reserves, which has been invested in alternative money market funds, all of which are highly liquid and currently tradable at $1 per share Net Asset Value. We have no remaining exposure to the Fund.

Our investments could suffer declines in fair value and become other-than-temporarily impaired. We continuously assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost, the seniority and durations of the securities, adverse conditions related to a security, industry, or sector, historical and projected issuer financial performance, credit ratings, issuer specific news, and other available relevant information. Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the six months ended June 30, 2011 and 2010.

In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from each debt security. For asset-backed and mortgage-backed securities, cash flow estimates including prepayment assumptions rely on data from widely accepted third party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries, and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities.

Accumulated other-than-temporary credit-related impairments charged to retained earnings and other income (expense), net, consists of the following:

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income (Expense), Net	TOTAL
Accumulated impairments, net, attributable to assets still held at June 30, 2011	$58	$824	$882

No other-than-temporary impairments have been recognized related to factors that are not credit-related. There has been no change in these impairment balances during 2011 or 2010.

Liability for Contingent Consideration

Level 3 liabilities consist of acquisition-related current and noncurrent liabilities for contingent consideration (i.e., earnouts) related to the acquisitions of Streamline and Golflane Limited, a U.K. private limited company, the parent holding company of Radius Solutions Incorporated (“Radius”). The fair value of these earnouts is estimated to be $2.0 and $2.7 million as of June 30, 2011 and December 31, 2010, respectively, by applying the income approach in accordance with ASC 805-30-25-5. The income approach relies on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Key assumptions include a discount rate of 6.1% and 6.3% for the Streamline and Radius earnouts, respectively, and probability-adjusted revenue levels. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of June 30, 2011, as a current liability of $1.0 million and a noncurrent liability of $1.0 million. Radius earnout performance targets were achieved during the fourth quarter of 2010, which resulted in an increase in the fair value of the Radius earnout of $0.4 million, which was paid in 2011. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Liability for Contingent Consideration
Fair value of Radius contingent consideration at July 2, 2010	$2,350
Changes in valuation	394

Fair value at December 31, 2010	$2,744
Fair value of Streamline contingent consideration at February 16, 2011	1,320
Changes in valuation	59
Less: Radius payment	(2,125)

Fair value at June 30, 2011	$1,998

Effective January 1, 2009, we adopted the provisions of ASC 820 regarding nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a nonrecurring basis. The adoption of these provisions did not materially impact our financial position or results of operations.

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, which are defined as Level 2 measurements. The fair value of our derivative assets and liabilities having notional amounts of $4.3 and $2.5 million at June 30, 2011 and December 31, 2010, respectively, was not material.

6. Accumulated Other Comprehensive Income (“OCI”)

Other comprehensive income (loss), which includes net income (loss), market valuation adjustments on available for sale investments, net of tax, currency translation adjustments, and net deferral of gains (losses) on derivative instruments, consists of the following for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$3,615	$(2,542)	$9,864	$(13,920)
Net unrealized investment gains (losses):
Unrealized gains, net of tax provisions of ($0.1) and ($0.1) million for the three and six months ended June 30, 2011 and $0 and ($0.1) million for the three and six months ended June 30, 2010	109	58	105	171
Reclassification adjustment for gains included in net income (loss), net of tax benefits of $0 and $0.1 million for the three and six months ended June 30, 2011 and $0 and $0.2 million for the three and six months ended June 30, 2010	(42)	(29)	(100)	(248)

Net unrealized investment gains (losses)	67	29	5	(77)
Currency translation adjustments	(64)	(494)	(279)	(639)
Other	(34)	3	(16)	(12)

Other comprehensive income (loss)	$3,584	$(3,004)	$9,574	$(14,648)

The components of OCI as of June 30, 2011 and December 31, 2010 consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Net unrealized investment gains	$239	$234
Currency translation gains	2,449	2,728
Other	(23)	(7)

Accumulated other comprehensive income	$2,665	$2,955

7. Income taxes

The following table reconciles our tax provision before discrete charges and benefits to our recorded tax provision for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Provision for (benefit from) income taxes before discrete items	$0.8	$(1.4)	$2.9	$(1.5)
Provision related to tax shortfalls recorded pursuant to ASC 718-740	—	—	—	2.7
Interest related to unrecognized tax benefits	0.1	0.2	0.2	0.4
Tax benefit related to Restructuring and other expense	(0.1)	(0.3)	(0.6)	(1.0)
Tax benefit related to acquisition expenses	(0.1)	—	(0.3)	—
Tax benefit related to asset impairment charges	—	(0.1)	—	(0.3)
Tax benefit related to excess solvent inventories and related end-of-life purchases	—	(0.4)	—	(0.4)
Tax deductions related to ESPP dispositions	(0.1)	(0.1)	(0.4)	(0.3)

Provision for (benefit from) income taxes	$0.6	$(2.1)	$1.8	$(0.4)

Without the discrete charges and benefits described above, the increase in the tax provision from 2010 to 2011 is due primarily to increased profitability before income taxes.

Primary differences in 2011 and 2010 between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2011, lower taxes on permanently reinvested foreign earnings in 2011, and the tax effects of stock-based compensation expense recorded in both years pursuant to ASC 718-740, Stock Compensation–Income Taxes, which are non-deductible for tax purposes.

As of June 30, 2011 and December 31, 2010, unrecognized tax benefits were $35.7 million and $32.5 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. It is reasonably possible that our unrecognized tax benefits will decrease up to $2.0 million in the next 12 months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our income statement. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for state tax purposes.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2011 and December 31, 2010, we have accrued $1.6 million and $1.3 million, respectively, for potential payments of interest and penalties.

As of June 30, 2011 and December 31, 2010, we were subject to examination by the Internal Revenue Service for the 2007-2010 tax years, state tax jurisdictions for the 2006-2010 tax years, and the Netherlands tax authority for the 2008-2010 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are liable to make payments to former Streamline and Radius stockholders based on the achievement of specified performance targets related to the acquisitions of Streamline and Radius. The fair value of these earnouts is estimated to be $2.0 and $2.7 million as of June 30, 2011 and December 31, 2010, respectively, by applying the income approach in accordance with ASC 805-30-25-5. That measure relies on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Key assumptions include a discount rate of 6.1% and 6.3% for the Streamline and Radius earnouts, respectively, and probability-adjusted revenue levels. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as a current liability of $1.0 million and a noncurrent liability of $1.0 million. The potential undiscounted amount of all future contingent consideration cash payments that we could be required to make, beyond amounts currently accrued, is $1.6 million as of June 30, 2011.

Lease Commitments

As of June 30, 2011, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

Self-Insurance

Beginning in the first quarter of 2011, we are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125,000 per enrollee unless specific exposures are separately insured. We are recognizing our self-insurance expense for interim reporting purposes on a pro rata basis over the year in accordance with ASC 720-20-35-3, Insurance Costs. This approach treats usual recurring self-insurance losses as integral to annual reporting and, therefore, any expected changes in the incurred but not reported liability and related insurance recoverables that are not related to specific events can be spread over the entire year.

We have accrued a contingent liability of $1.5 million as of June 30, 2011, which represents an allocation of the ultimate claims cost that will be incurred through year end. The estimated liability is not discounted and is established based upon analysis of historical data supplied by the insurance carrier that was previously providing coverage. We will further refine our accrual at year end based upon appropriate actuarial analysis and estimates. The primary estimates used in the development of our accrual at June 30, 2011 include total enrollment, employee contributions, population demographics, and historical claims costs incurred. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

Legal Proceedings

We may be involved, from time to time, in a variety of claims, lawsuits, investigations, or proceedings relating to contractual disputes, securities laws, intellectual property rights, employment, or other matters that may arise in the normal course of business. We assess our potential liability in each of these matters by using the information available to us. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and various combinations of appropriate litigation and settlement strategies. We accrue estimated losses from contingencies if a loss is deemed probable and can be reasonably estimated.

As of June 30, 2011, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Durst Fototechnik Technology GmbH (“Durst”) v. Electronics for Imaging GmbH (“EFI GmbH”) and EFI, et al. – Mannheim Litigation

On February 23, 2007, Durst Phototechnik Digital Technology GmbH brought an action to enforce a utility model patent right against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity, and unenforceability based on Durst’s improper actions before the German patent office. EFI filed its Statement of Defense on August 29, 2007. EFI’s defenses include those for EFI GmbH, as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2008, and following a recess to receive additional expert testimony, finished the trial on August 28, 2009.

In a subsequent decision, the Manheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst has appealed the decision and the appeal is currently pending at the court of appeal in Karlsruhe, Germany. The appeal hearing is currently scheduled for October 2011.

Although we do not believe it is probable that we will incur a loss, it is reasonably possible that our financial statements could be materially affected by the unfavorable resolution of this matter. Because the action was dismissed and Durst’s patent was invalidated in the Mannheim court, among other reasons, we are unable to estimate, the amount or range of loss that may be incurred.

Durst v. EFI GmbH and EFI, et al.– Dusseldorf Litigation

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany, alleging infringement of a German patent. EFI GmbH was formally served with the lawsuit, but EFI has not yet been served. EFI headquarters received a copy of the lawsuit from our Netherlands office on July 14, 2011, and we are evaluating the allegations. Because this proceeding is in the preliminary stages and we have not had an opportunity to complete our evaluation of the allegations, we are not yet in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

N.V. Perfectproof Europe v. BEST GmbH

On December 31, 2001, N.V. Perfectproof Europe (“Perfectproof”) filed a complaint against BEST GmbH, currently Electronics For Imaging, GmbH (“BEST”) in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EUR 599,946 for such termination and additional damages of EUR 247,894, or a total of approximately $1.2 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and challenged its jurisdiction over the claim. Perfectproof appealed the judgment, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of

Appeal”) rejected the appeal and sent the case back to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case and that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement and as such, was subject to reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an expert to determine the amount of damages within the court’s guidelines. We received the expert’s preliminary report on July 14, 2011, in which the expert’s preliminary determination that any damages attributable to the claim were significantly less than Perfectproof’s claimed damages. We expect to file a response to the expert’s report in August-September, 2011. The determination of damages by the expert is not final and has not been approved or adopted by the court. In parallel to challenging any damages determination issued by the expert, BEST intends to appeal the decision of the Court of Appeal to the Cour de cassation (the Supreme Court) of Brussels.

Although we do not believe that Perfectproof’s claims are founded and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected by the court’s decision regarding the assessment of damages and the result of our appeal. Given the preliminary nature of the expert report, we do not know whether the court will adopt the expert’s report, require additional analysis or consider our challenges to the current damages determination. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $1.2 million.

As of June 30, 2011, we are also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material with respect to our financial statements and that for the other claims a range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

9. Segment Information and Geographic Data

ASC 280, Segment Reporting, requires operating segment information to be presented based on internal reporting used by the chief operating decision making group to allocate resources and evaluate operating segment performance. Our enterprise management processes use financial information that is closely aligned with our three product categories at the gross profit level. Relevant discrete financial information is prepared at the gross profit level for each of our three operating segments that are used by the chief operating decision making group to allocate resources and assess the performance of each operating segment.

We classify our revenue, gross profit, assets, and liabilities in accordance with our operating segments as follows:

Fiery, which includes products, services, and technology that transform digital copiers and printers into high performance networked printing devices consisting of stand-alone and embedded controllers, add-on solutions, and design-licensed solutions primarily for the office and commercial printing markets. This operating segment includes our Fiery series (external print servers and embedded servers), Splash and MicroPress, color and black & white server products, software options for Fiery products, including proofing and scanning solutions, and parts.

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

APPS, which consists of software technology focused on printing workflow, business process automation, e-commerce, and job tracking tools. The APPS operating segment includes our business process automation software, including Monarch (formerly Hagen), Pace, PSI, Logic, PrintSmith, and PrintFlow; Digital StoreFront, our web-based order entry and order management software; Radius, our business process automation packaging software; and PrintStream, our business process automation software for mailing and fulfillment services in the printing industry.

We sell PrintSmith to small print-for-pay and small commercial print shops; Pace to medium and large commercial print shops, display graphics providers, in-plant printing operations, and government printing operations; Monarch to large commercial, publication, direct mail, and digital print shops; Radius to the packaging industry; and PrintStream to Pace and Monarch customers that provide fulfillment services to their end customers.

Our chief operating decision making group evaluates the performance of its operating segments based on revenue and gross profit. Gross profit for each operating segment is defined as revenue from sales to third parties less related cost of revenue attributable to the operating segment. Cost of revenue for each operating segment excludes certain expenses managed outside the operating segments consisting primarily of stock-based compensation expense. Operating income is not reported by operating segment because operating expenses include significant shared expenses and other costs that are managed outside of the operating segments. Such operating expenses include various corporate expenses such as stock-based compensation expense, corporate sales and marketing expenses, research and development, income taxes, various non-recurring charges, and other separately managed general and administrative expenses.

Summary gross profit information, excluding stock-based compensation expense, for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fiery
Revenue	$64,586	$56,397	$136,950	$111,926
Gross profit	43,983	38,017	93,159	75,344
Gross profit percentages	68.1%	67.4%	68.0%	67.3%
Inkjet
Revenue	$57,244	$50,190	$108,279	$94,028
Gross profit	21,486	14,561	39,921	28,760
Gross profit percentages	37.5%	29.0%	36.9%	30.6%
APPS
Revenue	$19,332	$12,530	$35,986	$23,993
Gross profit	13,549	8,660	24,885	16,160
Gross profit percentages	70.1%	69.1%	69.2%	67.4%

A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment gross profit	$79,018	$61,238	$157,965	$120,264
Stock-based compensation expense	(441)	(275)	(677)	(529)

Gross profit	$78,577	$60,963	$157,288	$119,735

Revenue and gross profit in the Fiery and APPS operating segments for the three and six months ended June 30, 2010 have been revised to conform to the presentation used for the three and six months ended June 30, 2011, reflecting the reclassification of proofing software revenue and gross profit from the APPS to the Fiery operating segment. Total revenue and gross profit reported for the three and six months ended June 30, 2010 have not changed.

Tangible and intangible assets, net of liabilities, are summarized by operating segment as of June 30, 2011 and December 31, 2010 as follows (in thousands):

	Fiery	Inkjet	APPS
June 30, 2011
Goodwill	$60,520	$36,508	$46,368
Identified intangible assets, net	554	30,077	16,407
Tangible assets, net of liabilities	34,597	73,674	1,708

Net tangible and intangible assets	$95,671	$140,259	$64,483

December 31, 2010
Goodwill	$60,005	$36,508	$43,005
Identified intangible assets, net	682	34,198	14,259
Tangible assets, net of liabilities	40,046	72,766	(3,861)

Net tangible and intangible assets	$100,733	$143,472	$53,403

Information about Geographic Areas

Our revenue originates in the U.S., the Netherlands, Germany, Japan, and the U.K. We report revenue by geographic area based on ship-to destinations. Shipments to some of our original equipment manufacturer (“OEM”) customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain.

Our revenue by sales origin for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Americas	$82,854	$69,718	$157,046	$132,340
Europe, Middle East and Africa (“EMEA”)	42,643	36,581	87,181	67,989

Japan	9,499	8,854	21,320	21,948
Rest of world (“ROW”)	6,166	3,964	15,668	7,670

Asia Pacific (“APAC”)	15,665	12,818	36,988	29,618

Total revenue	$141,162	$119,117	$281,215	$229,947

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge economic exposures as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our Condensed Consolidated Balance Sheets. As permitted, foreign exchange contracts with notional amounts of $2.8 and $2.5 million and net asset/liability fair values that are immaterial have been designated for hedge accounting treatment at June 30, 2011 and December 31, 2010, respectively. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our primary exposures are related to non-U.S. dollar-denominated sales in Europe, Japan, and the U.K. and operating expenses in Europe, India, Japan, and the U.K. We hedge our operating expense exposure in Indian rupees. As of June 30, 2011, we had not entered into hedges against any other currency exposures, but as these exposures grow we may consider hedging against currency movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure.

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

Foreign currency derivative contracts with notional amounts of $2.8 and $2.5 million have been designated as cash flow hedges of our Indian rupee operating expense exposure at June 30, 2011 and December 31, 2010, respectively. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expenses in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. As of June 30, 2011 and December 31, 2010, the net asset/liability fair value of these contracts was immaterial.

Forward contracts not designated as hedging instruments with a notional amount of $1.5 million are used to hedge foreign currency balance sheet exposures at June 30, 2011. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest and other income (expense), net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities.

11. Restructuring and Other

During the six months ended June 30, 2011, we have incurred restructuring and integration charges associated with our Streamline acquisition, which have been expensed in accordance with ASC 805, Business Combinations, and ASC 420, Exit or Disposal Cost Obligations. We have also incurred restructuring charges related to facility closures and relocations. These charges relate to one of many cost reduction actions undertaken to lower our quarterly operating expense run rate. The restructuring plans are accounted for in accordance with ASC 420 and ASC 820.

We recorded restructuring and other charges of $0.4 and $1.7 million for the three and six months ended June 30, 2011, respectively, and $1.0 and $3.0 million for the three and six months ended June 30, 2010, respectively, primarily consisting of restructuring, severance, asset impairment, and charges to downsize or relocate our facilities. Restructuring and severance charges of $0.2 and $1.3 million related to head count reductions of 8 and 29 for the three and six months ended June 30, 2011, respectively, and $0 and $1.6 million related to head count reductions of zero and 64 for the three and six months ended June 30, 2010, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement, and relocation costs.

Facilities reduction and other costs of $0.2 and $0.4 million incurred during the three and six months ended June 30, 2011 primarily related to the Streamline acquisition and facilities relocations. Facilities reduction and other costs of $0.7 and $0.8 million incurred during the three and six months ended June 30, 2010 primarily related to a facility closure and decreased estimated sublease income necessitated by continuing weakness in the commercial real estate market where these facilities are located. Asset impairment of $0.3 and $0.7 for the three and six months ended June 30, 2010, respectively, primarily related to the planned closure of a facility and the write-off of a private minority investment.

Restructuring and other reserve activities for the six months ended June 30, 2011 and 2010 are summarized as follows (in thousands):

	Six months ended June 30,
	2011	2010
Reserve balance at January 1,	$1,795	$2,796
Restructuring charges	881	1,410
Other charges	832	1,611
Non-cash asset impairment & restructuring	(55)	(685)
Cash payments	(2,040)	(2,868)

Reserve balance at June 30,	$1,413	$2,264

12. Stock-based Compensation

We account for stock-based payment awards in accordance with ASC 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all equity awards granted to our employees and directors, including employee stock options, RSAs, RSUs, and ESPP purchases related to all stock-based compensation plans based on the fair value of such awards on the date of grant. We amortize stock-based compensation cost on a graded vesting basis over the vesting period, after assessing the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.

The following table summarizes stock-based compensation expense related to stock options, ESPP purchases, RSUs, and RSAs under ASC 718 for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Employee stock options	$939	$107	$1,335	$666
Non-vested RSUs and RSAs	5,155	2,632	9,145	5,556
ESPP	1,010	528	1,795	1,006

Total stock-based compensation	7,104	3,267	12,275	7,228
Tax effect on stock-based compensation	(2,259)	(449)	(3,730)	(1,166)

Net effect on net income (loss)	$4,845	$2,818	$8,545	$6,062

Valuation Assumptions

We use the Black-Scholes-Merton (“BSM”) option pricing model to value stock-based compensation for all equity awards, except market -based awards. Market-based awards are valued using a Monte Carlo valuation model.

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

The estimated per share weighted average fair value of stock options granted and ESPP shares issued and the assumptions used to estimate fair value for the three and six months ended June 30, 2011 and 2010 are as follows:

	Stock Options
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted average fair value per share	$6.80	$4.59	$6.80	$4.47
Expected volatility	47.7%	46.3%	47.7%	45.6%
Risk-free interest rate	1.4%	1.7%	1.4%	1.9%
Expected term (in years)	4.00	4.00	4.00	4.00

	ESPP
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted average fair value per share	$4.77	$3.46	$4.77	$3.46
Expected volatility	33% – 42%	32% – 66%	33% – 42%	32% – 66%
Risk-free interest rate	0.2% – 0.6%	0.2% – 1.2%	0.2% – 0.6%	0.2% – 1.2%
Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0

Stock options outstanding and exercisable as of June 30, 2011 and activity for the six months ended June 30, 2011 are summarized below (in thousands except for weighted average exercise price and contractual term):

	Six months ended June 30, 2011
	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2011	2,529	$14.64

Options granted	40	17.97
Options forfeited and expired	(54)	17.87

Options forfeited and expired, net of granted	(14)
Options exercised	(88)	11.53

Options outstanding at June 30, 2011	2,427	$14.74	3.66	$6,886

Options vested and expected to vest at June 30, 2011	2,308	$14.89	3.57	$6,233

Options exercisable at June 30, 2011	1,576	$16.21	2.63	$2,414

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at June 30, 2011.

Non-vested shares of RSUs and RSAs as of June 30, 2011 and activity during the six months ended June 30, 2011 are summarized below (shares in thousands):

	Six months ended June 30, 2011
	Restricted Stock Units		Restricted Stock Awards
Non-vested shares	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2011	2,538	$11.67	101	$27.21
Restricted stock granted	579	15.17	—	—
Restricted stock vested	(603)	15.64	(101)	27.21
Restricted stock forfeited	(161)	11.40	—	—

Non-vested at June 30, 2011	2,353	$11.53	—	$—

The performance-based RSAs vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan. The unrecognized compensation expense of $0.1 million related to non-vested RSAs was recognized during the quarter ended March 31, 2011.

The grant date fair value of restricted stock vested during the six months ended June 30, 2011 was $9.4 million. The aggregate intrinsic value at June 30, 2011 for RSUs expected to vest was $36.6 million and the remaining weighted average vesting period was 1.0 years. Aggregate intrinsic value for RSUs expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of June 30, 2011.

Amended and Restated 2009 Equity Incentive Award Plan

On May 18, 2011, our stockholders approved amendments to the 2009 Equity Incentive Award Plan to increase the number of shares of common stock reserved under the plan for future issuance from 5 to 7 million shares, provide flexibility with respect to the granting of performance-based awards, and authorize the granting of performance-based awards under the plan through the 2016 annual meeting of stockholders.

Performance-based Stock Options and RSUs

RSUs granted during the six months ended June 30, 2011 included 90,000 market-based RSUs, which vest when our average closing stock price exceeds defined multiples of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. If these multiples are not achieved by January 5, 2018, the awards are forfeited. The grant date fair value is estimated to be $1.1 million and is being amortized over the average derived service period of 3.93 years. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 2.9% and an implied volatility of 40%. On May 10, 2011, 28,000 market-based RSUs vested due to achievement of the threshold multiple of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. As of June 30, 2011, 62,000 market-based RSUs remain outstanding.

RSUs granted during the six months ended June 30, 2011 included 323,600 performance-based RSUs, which vest when specified performance criteria are met based on 2011 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $5.0 million, which is being amortized over their service periods of 1.0 year. The probability of achieving these awards was determined based on a review of the actual results achieved by each business unit during the six months ended June 30, 2011 compared with the 2011 operating plan as well as the overall strength of the business unit within the EFI organization. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the year, the probability assessment will be updated and stock-based compensation expense adjusted accordingly.

RSUs granted during the year ended December 31, 2010 included 384,875 performance-based RSUs, which vested when specified performance criteria were met based on 2010 revenue targets and non-GAAP operating income targets; otherwise, they were forfeited. Non-GAAP operating income was defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $4.7 million, which was amortized over their service periods of 1.0 year. The performance criteria was achieved with respect to approximately 88% of these RSUs as of December 31, 2010. Accordingly, these RSUs vested on March 2, 2011 when the associated service requirement was met.

RSUs and stock options granted during the year ended December 31, 2009 included 98,000 market-based RSUs and 294,076 market-based stock options. These awards vest when our average closing stock price exceeds defined multiples of the June 18, 2009 or August 28, 2009 closing stock prices for 20 consecutive trading days. If these multiples are not achieved by June 18, 2016 or August 28, 2016, the awards are forfeited. The grant date fair value is estimated to be $0.9 million for the RSUs and $1.7 million for the stock options, which are being amortized over their average derived service periods of 4.35 and 4.88 years, respectively. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and 3.1%, respectively, and an implied volatility of 50%. On January 3 and 10, 2011, an aggregate of 29,335 market-based RSUs vested due to achievement of the threshold multiple of the June 18, 2009 and August 28, 2009 closing stock prices for 20 consecutive trading days. On April 27, 2011, 59,598 of these market-based stock options were vested due to achievement of the threshold multiple. As of June 30, 2011, 48,665 market-based RSUs and 178,790 market-based stock options remain outstanding.

Stock options granted during the year ended December 31, 2009 included 32,674 performance-based stock options. These performance-based stock options vest when our annual non-GAAP return on equity exceeds defined multiples of the 2008 non-GAAP return on equity. Non-GAAP return on equity is defined as non-GAAP net income divided by stockholders’ equity. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain recurring and non-recurring expenses, and the tax effects of these adjustments. If these multiples are not achieved by August 28, 2016, the stock options are forfeited. The grant date fair value is estimated to be $0.1 million, which is being amortized over the average derived service period of 3.71 years. The performance-based stock options were valued using the BSM valuation model. As of June 30, 2011, 26,487 performance-based stock options remain outstanding.

13. Common Stock Repurchase Programs

In February 2011, our board of directors authorized a $30 million repurchase of our outstanding common stock. Under this publicly announced plan, we repurchased approximately 0.8 and 1.0 million shares for an aggregate purchase price of $13.1 and $16.3 million during the three and six months ended June 30, 2011, respectively.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs and RSAs. Employees surrendered 23 and 218 thousand shares for an aggregate purchase price of $0.4 and $3.3 million for the three and six months ended June 30, 2011, respectively, and 8 and 136 thousand shares for an aggregate purchase price of $0.1 and $1.6 million for the three and six months ended June 30, 2010, respectively.

These repurchased shares are recorded as treasury stock and are accounted for under the cost method thereby reducing shares outstanding. None of these repurchased shares of common stock have been cancelled. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

14. Subsequent Events

On July 25, 2011, we acquired privately-held Entrac Technologies, Inc. (“Entrac”) an Ontario corporation, which is headquartered near Toronto, Canada. Entrac provides self-service and payment solutions for business services including mobile printing and will be incorporated into the Fiery operating segment.

On August 2, 2011, we acquired privately held Prism Group Holdings Limited (“Prism”), a private limited company registered in England and Wales with headquarters in Australia. Prism is a provider of business process automation software for the printing and packaging industry and will be incorporated into the APPS operating segment.

These businesses were acquired for approximately $18 million in cash, subject to adjustment, plus additional future cash earnouts contingent on achieving certain performance targets.

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

Business Overview

We are a world leader in customer-focused digital printing innovation, including color digital print controllers, super-wide and wide format printers and ink, and print management solutions. Our award-winning print management solutions are integrated from creation to print. Our product portfolio includes Fiery digital color print servers (“Fiery”); Inkjet products (“Inkjet”) including VUTEk super-wide digital inkjet printers, Jetrion industrial inkjet printing systems, Rastek wide format digital inkjet printers, and ink for each of these product lines; and Advanced Professional Print Software (“APPS”) consisting of print production workflow, business process automation software, corporate printing solutions, packaging solutions, and mailing and fulfillment services for the printing industry. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. Except for the change in the recognition of certain employee benefit expenses discussed in Note 1, Basis of Presentation and Significant Accounting Policies, management believes there have been no other significant changes during the six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three and six months ended June 30, 2011 were as follows:

•

Our results for the three and six months ended June 30, 2010 reflect revenue growth, gross margin improvement, and operational cost and expense reductions. We completed our acquisition of Streamline on February 16, 2011, and their results are included in our results of operations subsequent to that date.

•

Our consolidated revenue increased by approximately 19% and 22%, or $22.1 and $51.3 million, during the three and six months ended June 30, 2011, respectively, compared with the same periods in the prior year. Fiery, Inkjet, and APPS revenue increased by $8.2, $7.1, and $6.8 million, respectively, during the three months ended June 30, 2011, and by $25.0, $14.3, and $12.0 million, respectively, during the six months ended June 30, 2011 as compared with the same periods in the prior year.

•

Fiery revenue increased by 15% and 22% during the three and six months ended June 30, 2011, respectively, compared with the same periods in the prior year primarily due to strong demand for current products across all of our distribution partners and increased revenue from software add-on solutions.

•

Inkjet revenue increased by 14% and 15% during the three and six months ended June 30, 2011, respectively, compared with the same periods in the prior year. Printer sales increased in advance of our new product launch cycle. Several new printers were introduced late in the second quarter, which we believe will benefit future periods. UV printer and ink sales increased as the migration of screen print to digital and solvent to UV continues. UV ink and service part sales increased reflecting the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage and service parts.

•

APPS revenue increased by 54% and 50% during the three and six months ended June 30, 2011, respectively, compared with the same periods in the prior year primarily due to our Radius packaging software business, which was acquired during the third quarter of 2010, increased Pace, Monarch, and web-to-print revenue and, to a lesser extent, our recently acquired Streamline business. APPS revenue also continued to benefit from an expanded EMEA sales force.

•

Our gross profit percentage improved by 5 and 4 percentage points during the three and six months ended June 30, 2011, respectively, compared with the same periods in the prior year primarily due to Inkjet operating segment. The Inkjet gross profit percentage improved compared with the prior year due to fixed manufacturing costs being spread over higher Inkjet revenue, higher selling prices for new products launched in 2010, favorable product mix shift toward higher margin printers, and reduced warranty exposure, partially offset by engineering design modifications to improve quality. The Inkjet gross profit also increased due to the $2.3 million write-off of excess solvent inventories and related end-of-life purchases during the three months ended June 30, 2010, as a result of the accelerating transition from solvent to UV technology.

•

Operating expenses were 53% and 56% of revenue during the three and six months ended June 30, 2010, and 53% of revenue during the three and six months ended June 30, 2011. Compared with the same periods in the prior year, operating expenses increased by $11.4 and $18.9 million during the three and six months ended June 30, 2011, respectively, but decreased as a percentage of revenue due to the 19% and 22% increase in revenue during the same period. The increase in operating expenses was primarily driven by head count increases related to the Streamline and Radius acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, variable compensation due to improved profitability, commission payments resulting from increased revenue, consulting, travel, and stock-based compensation expense. These increased expenses were partially offset by $1.4 million related to the change in our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate. The impact of our change in accounting for certain employee benefit costs for interim reporting purposes was not material during the same periods in 2010.

•

Interest and other income (expense), net, improved by $2.6 and $7.3 million during the three and six months ended June 30, 2011, respectively, compared to the same periods in the prior year, primarily driven by realized and unrealized foreign exchange gains during the three and six months ended June 30, 2011 compared with losses during the three and six months ended June 30, 2010.

•

During the three and six months ended June 30, 2011, we recognized tax provisions of $0.6 and $1.8 million on pre-tax operating income of $4.2 and $11.6 million compared to tax benefits of $2.1 and $0.4 million recognized during the three and six months ended June 30, 2010 on pre-tax operating losses of $4.6 and $14.3 million. The change in tax provision recognized during the three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010 primarily related to increased profitability in 2011 as compared to 2010.

Results of Operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three and six months ended June 30, 2011 and 2010. These operating results are not necessarily indicative of our results for any future period.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	100%	100%	100%	100%
Gross profit	56	51	56	52
Operating expenses:
Research and development	21	21	20	22
Sales and marketing	21	22	21	22
General and administrative	9	7	9	8
Restructuring and other	—	1	1	1
Amortization of identified intangibles	2	2	2	3

Total operating expenses	53	53	53	56

Income (loss) from operations	3	(2)	3	(4)
Interest and other income (expense), net	1	(2)	1	(2)

Income (loss) before income taxes	4	(4)	4	(6)
Benefit from (provision for) income taxes	(1)	2	(1)	—

Net income (loss)	3%	(2)%	3%	(6)%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

•

“Fiery” includes products, services, and technology, which transform digital copiers and printers into high performance networked printing devices and is made up of standalone and embedded controllers, add-on solutions, and design-licensed solutions primarily for the office and commercial printing markets. This operating segment includes our Fiery series (external print servers and embedded servers), Splash and MicroPress, color and black & white server products, software options for Fiery products, including proofing and scanning solutions, and parts.

•	“Inkjet” consists of sales of super-wide and wide format inkjet printers, industrial inkjet printers, ink, parts, and service revenue from the VUTEk, Jetrion, and Rastek businesses.

•	“APPS” consists of software technology focused on printing workflow, business process automation, e-commerce, and job tracking tools.

On a sequential basis, revenue during the second quarter of 2011 increased by $1.1 million, or 1%, compared to the first quarter 2011 results, due to increased Inkjet and APPS revenue, partially offset by decreased Fiery revenue. Inkjet revenue increased due to printer and ink revenue increases resulting from the continued transition to UV technology. APPS revenue increased due to our Radius packaging software business, which was acquired during the third quarter of 2010, increased Pace, Monarch, and web-to-print revenue and, to a lesser extent, our recently acquired Streamline business. Fiery revenue decreased sequentially due to decreased embedded server, chipset, and NRE revenue, offset by increased standalone server revenue.

Revenue by Operating Segment for the Three Months Ended June 30, 2011 and 2010

Our revenue by operating segment for the three months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three months ended June 30,
		Percent		Percent	Change
	2011	of total	2010	of total	$	%
Fiery	$64,586	46%	$56,397	47%	$8,189	15%
Inkjet	57,244	40	50,190	42	7,054	14
APPS	19,332	14	12,530	11	6,802	54

Total revenue	$141,162	100%	$119,117	100%	$22,045	19%

Revenue in the Fiery and APPS operating segments for the three months ended June 30, 2010 has been revised to conform to the presentation used for the three months ended June 30, 2011, reflecting the reclassification of proofing software revenue from the APPS to the Fiery operating segment. Total revenue reported for the three months ended June 30, 2010 has not changed.

Overview

Consolidated revenue increased by approximately 19%, or $22.0 million, from $119.1 million for the three months ended June 30, 2010 to $141.2 million for the three months ended June 30, 2011 consisting of increased Fiery, Inkjet, and APPS revenue of $8.2, $7.1, and $6.8 million, respectively.

Fiery Revenue

Fiery revenue increased by 15% primarily due to strong demand for current products across all of our distribution partners and increased revenue from standalone and embedded servers and software add-on solutions.

Inkjet Revenue

Inkjet revenue increased by 14%. Printer sales increased in advance of our new product launch cycle. Several new printers were introduced late in the quarter, which we believe will benefit future periods. UV printer and ink sales increased as the migration of screen print to digital and solvent to UV continues. UV ink and service part sales increased reflecting the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand as measured by solvent ink usage and service parts. Inkjet revenue growth was also aided by strong printer revenue following the FESPA trade show.

APPS Revenue

APPS revenue increased by 54% primarily due to revenue realized from our Radius packaging software business, which was acquired during the third quarter of 2010, increased Pace, Monarch, and web-to-print revenue and, to a lesser extent, our recently acquired Streamline business. APPS revenue also continued to benefit from an expanded EMEA sales force.

The APPS operating segment includes our business process automation software, including Monarch (formerly Hagen), Pace, PSI, Logic, PrintSmith, and PrintFlow; Digital StoreFront, our web-based order entry and order management software; Radius, our business process automation packaging software; and PrintStream, our business process automation software for mailing and fulfillment services in the printing industry.

We sell PrintSmith to small print-for-pay and small commercial print shops; Pace to medium and large commercial print shops, display graphics providers, in-plant printing operations, and government printing operations; Monarch to large commercial, publication, direct mail, and digital print shops; Radius to the packaging industry; and PrintStream to Pace and Monarch customers that provide fulfillment services to their end customers.

Revenue by Operating Segment for the Six Months Ended June 30, 2011 and 2010

Our revenue by operating segment for the six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Six months ended June 30,
		Percent		Percent	Change
	2011	of total	2010	of total	$	%
Fiery	$136,950	49%	$111,926	49%	$25,024	22%
Inkjet	108,279	38	94,028	41	14,251	15
APPS	35,986	13	23,993	10	11,993	50

Total revenue	$281,215	100%	$229,947	100%	$51,268	22%

Revenue in the Fiery and APPS operating segments for the six months ended June 30, 2010 has been revised to conform to the presentation used for the six months ended June 30, 2011, reflecting the reclassification of proofing software revenue from the APPS to the Fiery operating segment. Total revenue reported for the six months ended June 30, 2010 has not changed.

Overview

Our consolidated revenue increased by approximately 22%, or $51.3 million, from $229.9 million for the six months ended June 30, 2010 to $281.2 million for the six months ended June 30, 2011 consisting of increased Fiery, Inkjet, and APPS revenue of $25.0, $14.3, and $12.0 million, respectively.

Fiery Revenue

Fiery revenue increased by 22% during the six months ended June 30, 2011 compared to the same period in 2010 due to strong demand for current products across all of our distribution partners and increased revenue from standalone and embedded servers and software add-on solutions. New and refreshed OEM engine launches during the fourth quarter of 2010 contributed to the current quarter revenue increase as well as increasing acceptance of our add-on software options.

Inkjet Revenue

Inkjet revenue increased by 15%. Printer sales increased in advance of our new product launch cycle. UV printer and ink sales increased as the migration of screen print to digital and solvent to UV continues. UV ink and service part sales increased reflecting the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand as measured by solvent ink usage and service parts. Inkjet revenue growth was also aided by strong printer revenue following the FESPA trade show.

APPS

APPS revenue increased by 50% primarily due to revenue realized from Radius packaging software business, which was acquired during the third quarter of 2010, increased Pace, Monarch, and web-to-print revenue and, to a lesser extent, our Streamline business, which was acquired during the first quarter of 2011. APPS revenue also continued to benefit from an expanded EMEA sales force acquired with the Radius business.

Revenue by Geographic Area for the Three Months Ended June 30, 2011 and 2010

Our revenue by geographic area for the three months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three months ended June 30,
		Percent		Percent	Change
	2011	of total	2010	of total	$	%
Americas	$82,854	59%	$69,718	59%	$13,136	19%
EMEA	42,643	30	36,581	30	6,062	17

Japan	9,499	7	8,854	7	645	7
ROW	6,166	4	3,964	4	2,202	55

APAC	15,665	11	12,818	11	2,847	22

Total revenue	$141,162	100%	$119,117	100%	$22,045	19%

Americas revenue increased by 19% for the three months ended June 30, 2011 compared to the same period in 2010, due to increased revenue in all three operating segments.

•

Strong demand for current products across all of our distribution partners and increased revenue from standalone and embedded servers and software add-on solutions drove the increase in the Fiery operating segment in the Americas.

•

APPS revenue increased in the Americas primarily due to revenue realized from our Radius packaging software business, which was acquired during the third quarter of 2010, increased Pace, Monarch, and web-to-print revenue and, to a lesser extent, our recently acquired Streamline business..

EMEA revenue increased by 17% for the three months ended June 30, 2011 compared to the same period in 2010 due to increased Inkjet and APPS revenue.

•	Fiery revenue in EMEA during the three months ended June 30, 2011 was comparable to the three months ended June 30, 2010.

•	Inkjet revenue growth in EMEA was primarily due to strong printer revenue following the FESPA trade show.

•	APPS revenue in EMEA also benefited from the FESPA trade show as well as from an expanded EMEA sales force and the Radius sales force in EMEA.

Japan revenue increased by 7% for the three months ended June 30, 2011 compared to the same period in 2010, primarily due to Fiery revenue.

Rest of world revenue increased by 55% for the three months ended June 30, 2011 compared to the same period in 2010, primarily due to increased Fiery and APPS revenue, partially offset by decreased Inkjet revenue.

Fiery product revenue in the second quarter of 2011 represented 40%, 46%, 86%, and 58% of revenue in the Americas, EMEA, Japan, and rest of world, respectively, compared with 40%, 53%, 87%, and 36% in the same quarter of 2010.

Inkjet product revenue in the second quarter of 2011 represented 40%, 49%, 14%, and 35% of revenue in the Americas, EMEA, Japan, and rest of world, respectively, compared with 43%, 45%, 12%, and 62% in the same quarter of 2010.

APPS revenue in the second quarter of 2011 represented 20%, 5%, 0%, and 7% of revenue in the Americas, EMEA, Japan, and rest of world, respectively, compared with 17%, 2%, 1%, and 2% in the same quarter of 2010.

Within each geographic region, proofing software revenue previously reported in the APPS operating segment for the three months ended June 30, 2010 has been revised to conform to presentation used for the three months ended June 30, 2011, reflecting the reclassification of proofing software from the APPS to the Fiery operating segment. Total revenue reported for the three months ended June 30, 2010 has not changed.

Revenue by Geographic Area for the Six Months Ended June 30, 2011 and 2010

Our revenue by geographic area for the six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Six months ended June 30,
		Percent		Percent	Change
	2011	of total	2010	of total	$	%
Americas	$157,046	56%	$132,340	58%	$24,706	19%
EMEA	87,181	31	67,989	30	19,192	28

Japan	21,320	7	21,948	10	(628)	(3)
ROW	15,668	6	7,670	2	7,998	104

APAC	36,988	13	29,618	12	7,370	25

Total revenue	$281,215	100%	$229,947	100%	$51,268	22%

Americas revenue increased 19% primarily due to increased Fiery, Inkjet, and APPS revenue.

EMEA revenue increased by 28% primarily due to Inkjet and APPS revenue benefiting from the FESPA trade show.

Japan revenue decreased 3% due to the delayed sales and supply constraints resulting from the March 2011 earthquake and tsunami that occurred in Japan.

Rest of world revenue increased by 104% primarily due to increased Fiery and APPS revenue.

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

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM customers and independent distributor channels. For the three months ended June 30, 2011, three customers – Xerox, Konica Minolta, and Ricoh – each provided more than 10% of our revenue individually and approximately 36% of revenue in the aggregate. For the six months ended June 30, 2011, four customers – Canon, Xerox, Konica Minolta, and Ricoh – each provided more than 10% of our revenue individually and approximately 48% of revenue in the aggregate. For the three and six months ended June 30, 2010, two customers – Xerox and Ricoh – each provided more than 10% of our revenue individually and approximately 29% and 28%, respectively, of revenue in the aggregate.

The increasing reliance on revenue from our major OEM partners is attributable to the increase in Fiery operating segment revenue. Most Fiery revenue is generated from OEM customers. No assurance can be given that our relationships with these and other significant OEM customers will continue or that we will be successful in increasing the number of our OEM customers or the size of our existing OEM relationships. Several of our OEM customers have reduced their purchases from us at various times in the past and any customer could do so in the future as there are no contractual obligations with most of our OEMs to purchase our products in significant amounts, or at all. Such reductions have occurred in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we increase our revenue from the Inkjet and APPS operating segments, the percentage of our revenue that comes from individual OEMs will decrease.

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

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the three months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30, 2011
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$64,586	$57,244	$19,332	$—	$141,162
Cost of revenue	20,603	35,758	5,783	441	62,585

Gross profit	$43,983	$21,486	$13,549	$(441)	$78,577

Gross profit percentages	68.1%	37.5%	70.1%		55.7%

	Three Months Ended June 30, 2010
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$56,397	$50,190	$12,530	$—	$119,117
Cost of revenue	18,380	35,629	3,870	275	58,154

Gross profit	$38,017	$14,561	$8,660	$(275)	$60,963

Gross profit percentages	67.4%	29.0%	69.1%		51.2%

Revenue and gross profit in the Fiery and APPS operating segments for the three months ended June 30, 2010 have been revised to conform to the presentation used for the three months ended June 30, 2011, reflecting the reclassification of proofing software revenue and gross profit from the APPS to the Fiery operating segment. Total revenue and gross profit reported for the three months ended June 30, 2010 have not changed.

Overview

Our gross profit percentage improved by 4.5 percentage points from 51.2% of revenue during the three months ended June 30, 2010 to 55.7% of revenue during the three months ended June 30, 2011 primarily due to an 8.5 percentage point increase in the Inkjet gross profit percentage and increased Fiery and APPS revenue. The Fiery and APPS gross profit percentages are higher than the Inkjet gross profit percentage. Consequently, the consolidated gross profit percentage was higher during the three months ended June 30, 2011 due to the increase in Fiery and APPS revenue as a percentage of consolidated revenue.

Fiery Gross Profit

For the three months ended June 30, 2011, the Fiery gross profit percentage was 68.1% compared to 67.4% for the same period in 2010 primarily due to a mix shift toward standalone servers and add-on software options. Standalone servers and add-on software options have higher gross profit percentages than embedded servers. The increase in Fiery revenue dollars aided the gross profit percentage due to the fixed component included within the Fiery cost of revenue.

Inkjet Gross Profit

For the three months ended June 30, 2011, the Inkjet gross profit percentage was 37.5% compared to 29.0% for the same period in 2010. The Inkjet gross profit percentage improved compared with the prior year primarily due to fixed manufacturing costs being spread over higher Inkjet revenue, higher selling prices for new products launched in 2010, favorable product mix shift toward higher margin printers, and reduced warranty exposure, partially offset by engineering design modifications to improve quality. The Inkjet gross profit also increased due to the $2.3 million write-off of excess solvent inventories and related end-of-life purchases during the three months ended June 30, 2010, as a result of the accelerating transition from solvent to UV technology.

APPS Gross Profit

For the three months ended June 30, 2011, the APPS gross profit percentage was 70.1% compared to 69.1% for the same period in 2010. The APPS gross profit percentage improved compared with the prior year primarily due to efficiencies gained through increased revenue. The increase in APPS revenue dollars aided the gross profit percentage due to the fixed component included within the APPS cost of revenue.

Gross profit by operating segment, excluding stock-based compensation, for the six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Six Months Ended June 30, 2011
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$136,950	$108,279	$35,986	$—	$281,215
Cost of revenue	43,791	68,358	11,101	677	123,927

Gross profit	$93,159	$39,921	$24,885	$(677)	$157,288

Gross profit percentages	68.0%	36.9%	69.2%		55.9%

	Six Months Ended June 30, 2010
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$111,926	$94,028	$23,993	$—	$229,947
Cost of revenue	36,582	65,268	7,833	529	110,212

Gross profit	$75,344	$28,760	$16,160	$(529)	$119,735

Gross profit percentages	67.3%	30.6%	67.4%		52.1%

Revenue and gross profit in the Fiery and APPS operating segments for the six months ended June 30, 2010 have been revised to conform to the presentation used for the six months ended June 30, 2011, reflecting the reclassification of proofing software revenue and gross profit from the APPS to the Fiery operating segment. Total revenue and gross profit reported for the six months ended June 30, 2010 have not changed.

Overview

Our gross profit percentage improved by 3.8 percentage points from 52.1% of revenue during the six months ended June 30, 2010 to 55.9% of revenue during the six months ended June 30, 2011 primarily due to a 6.3 percentage point increase in the Inkjet gross profit percentage and increased Fiery and APPS revenue. The Fiery and APPS gross profit percentages are higher than the Inkjet gross profit percentage. Consequently, the consolidated gross profit percentage was higher during the three months ended June 30, 2011 due to the increase in Fiery and APPS revenue as a percentage of consolidated revenue.

Fiery Gross Profit

For the six months ended June 30, 2011, the Fiery gross profit percentage was 68.0% compared to 67.3% for the same period in 2010. The gross profit percentage in the Fiery operating segment primarily due to a mix shift toward standalone servers and add-on software options, partially offset by the costs to launch new products. Stand-alone servers and add-on software options have higher gross profit percentages than embedded servers. The increase in Fiery revenue dollars aided the gross profit percentage due to the fixed component included within the Fiery cost of revenue.

Inkjet Gross Profit

For the six months ended June 30, 2011, the Inkjet gross profit percentage was 36.9% compared to 30.6% for the same period in 2010. The Inkjet gross profit percentage improved compared with the prior year primarily due to fixed manufacturing costs being spread over higher Inkjet revenue, higher selling prices for new products launched in 2010, favorable product mix shift toward higher margin printers, and reduced warranty exposure, partially offset by engineering design modifications to improve quality. The Inkjet gross profit also increased due to the $2.3 million write-off of excess solvent inventories and related end-of-life purchases during the three months ended June 30, 2010, as a result of the accelerating transition from solvent to UV technology.

APPS Gross Profit

For the six months ended June 30, 2011, the APPS gross profit percentage was 69.2% compared to 67.4% for the same period in 2010. The APPS gross profit percentage improved compared with the prior year primarily due to efficiencies gained through increased revenue. The increase in APPS revenue dollars aided the gross profit percentage due to the fixed component included within the APPS cost of revenue.

Our Fiery, Inkjet, and APPS gross profit will fluctuate significantly as a result of product mix changes. In addition, consolidated gross profit can be impacted by a variety of other factors, which are unique to each operating segment. These factors include market prices achieved on our current and future products, availability and pricing of key components (including DRAM memory, processors, ink components, and print heads), subcontractor manufacturing costs, product mix, channel, geographic mix, product transition results, new product introductions, competition, and general economic conditions in the U.S. and abroad. Consequently, gross profit may fluctuate significantly from period to period. In addition to the factors affecting revenue described above, if we reduce prices, gross profit for our products could be lower.

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

Operating Expenses

Operating expenses for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Research and development	$28,905	$24,829	$4,076	16%	$56,376	$50,958	$5,418	11%
Sales and marketing	29,651	26,144	3,507	13	57,899	51,247	6,652	13
General and administrative	13,298	8,879	4,419	50	26,455	18,856	7,599	40
Restructuring and other	366	1,010	(644)	(64)	1,713	3,021	(1,308)	(43)
Amortization of identified intangibles	2,989	2,928	61	2	6,409	5,857	552	9

Total operating expenses	$75,209	$63,790	$11,419	18%	$148,852	$129,939	$18,913	15%

Operating expenses, including restructuring and other charges, amortization of intangible assets, and stock-based compensation, increased by $11.4 million and, as a percentage of revenue, were 53% for each of the three months ended June 30, 2011 and 2010, respectively. Operating expenses, including restructuring and other charges, amortization of intangible assets, and stock-based compensation, increased by $18.9 million and, as a percentage of revenue, were 53% and 56% for the six months ended June 30, 2011 and 2010, respectively.

Operating expenses increased due to head count increases related to the Streamline and Radius acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, variable compensation due to improved profitability, commission payments resulting from increased revenue, consulting, travel, and stock-based compensation expense for the three and six months ended June 30, 2011, compared with the same periods in the prior year. These increased expenses were partially offset by $1.4 million for the six months ended June 30, 2011, related to the change in our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate. The impact of our change in accounting for certain employee benefit costs for interim reporting purposes was not material during the same periods in 2010.

Research and Development

Expenses for research and development consist primarily of costs associated with personnel, consulting, and prototype materials.

Research and development expenses for the three months ended June 30, 2011 were $28.9 million, or 21% of revenue, compared to $24.8 million, or 21% of revenue, for the three months ended June 30, 2010, an increase of $4.1 million, or 16%. Personnel-related expenses increased by $3.9 million primarily due to head count increases related to the Streamline and Radius acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, increased variable compensation due to improved profitability, increased consulting, and increased travel. Stock-based compensation expense increased by $1.1 million due to new equity awards granted and a true-up of estimated forfeitures. Facility and information technology expenses decreased by $0.9 million primarily due to closure or downsizing of certain research and development locations during the last twelve months.

Research and development expenses for the six months ended June 30, 2011 were $56.4 million, or 20% of revenue, compared to $51.0 million, or 22% of revenue, for the six months ended June 30, 2010, an increase of $5.4 million, or 11%. Personnel-related expenses increased by $5.2 million primarily due to head count increases related to the Streamline and Radius acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, increased variable compensation due to improved profitability, increased consulting, and increased travel. Personnel-related expenses were further offset by $0.6 million related to the change in our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate. Prototypes and non-recurring engineering expenses increased by $0.3 million related to upcoming product launches. Stock-based compensation expense increased by $0.9 million due to new equity awards granted and a true-up of estimated forfeitures. Facility and information technology expenses decreased by $0.4 million primarily due to closure or downsizing of certain research and development locations during the last twelve months.

We expect that if the U.S. dollar remains volatile against the Indian rupee, Euro, or British pound sterling, research and development expenses reported in U.S. dollars could fluctuate, although we hedge our operating expense exposure to the Indian rupee, which partially mitigates this risk.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, and rest of world.

Sales and marketing expenses for the three months ended June 30, 2011 were $29.6 million, or 21% of revenue, compared to $26.1 million, or 22% of revenue, for the three months ended June 30, 2010, an increase of $3.5 million, or 13%. Personnel-related expenses increased by $3.0 million primarily due to head count increases related to the Streamline and Radius acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, increased commission payments resulting from increased revenue, and increased variable compensation due to improved profitability. Personnel-related expenses were partially offset by $0.3 million related to the change in our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate. Travel expenses increased by $0.5 million primarily due to increased sales and activity and trade show participation. Stock-based compensation expense increased by $0.2 million due to new equity awards granted. Facility and information technology expenses increased by $0.1 million.

Sales and marketing expenses for the six months ended June 30, 2011 were $57.9 million, or 21% of revenue, compared to $51.2 million, or 22% of revenue, for the six months ended June 30, 2010, an increase of $6.7 million, or 13%. Personnel-related expenses increased by $4.9 million primarily due to head count increases related to the Streamline and Radius acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, increased commission payments resulting from increased revenue, and increased variable compensation due to improved profitability. Personnel-related expenses were partially offset by $0.7 million related to the change in our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate. Travel expenses increased by $1.0 million primarily due to increased sales activity and trade show participation. Stock-based compensation expense increased by $0.2 million due to new equity awards granted. Facility and information technology expenses increased by $1.3 million due to the additional Radius and Streamline facilities.

Over time, our sales and marketing expenses may increase in absolute terms if revenue increases in future periods as we continue to actively promote our products and introduce new products and services. We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, and other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of costs associated with administrative personnel, legal, and finance expenses.

General and administrative expenses for the three months ended June 30, 2011 were $13.3 million, or 9% of revenue, compared to $8.9 million, or 7% of revenue, for the three months ended June 30, 2010, an increase of $4.4 million, or 50%. Personnel-related expenses increased by $1.8 million primarily driven by head count increases related to the Streamline and Radius acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, increased variable compensation due to improved profitability, and increased consulting. Stock-based compensation expense increased by $2.3 million due to new equity awards granted and a true-up of estimated forfeitures.

General and administrative expenses for the six months ended June 30, 2011 were $26.5 million, or 9% of revenue, compared to $18.9 million, or 8% of revenue, for the six months ended June 30, 2010, an increase of $7.6 million, or 40%. Personnel-related expenses increased by $4.4 million primarily driven by head count increases related to the Streamline and Radius acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, increased variable compensation due to improved profitability, increased travel, and increased consulting. Personnel-related expenses were partially offset by $0.2 million related to the change in our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate. Stock-based compensation expense increased by $3.8 million due to new equity awards granted and a true-up of estimated forfeitures.

We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Indian rupee or other currencies, general and administrative expenses reported in U.S. dollars could fluctuate.

Stock-based Compensation

Stock-based compensation expenses were $7.1 and $3.3 million, respectively, for the three months ended June 30, 2011 and 2010, and $12.3 and $7.2 million, respectively, for the six months ended June 30, 2011 and 2010. The increase in stock-based compensation expense of $3.8 and $5.1 million, respectively, was primarily due to new equity awards granted and a true-up of estimated forfeitures. As explained in more detail below, amortization of stock-based compensation expense under the graded vesting method results in more significant expense in the initial years of vesting.

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

Restructuring and Other

Restructuring and other consists primarily of restructuring, severance, asset impairment, integration, and charges to downsize or relocate our facilities. During the six months ended June 30, 2011, we have incurred restructuring and integration charges associated with our Streamline acquisition, which have been expensed in accordance with ASC 805, Business Combinations, and ASC 420, Exit or Disposal Cost Obligations. We have also incurred restructuring charges related to facility closures and relocations. These charges relate to one of many cost reduction actions undertaken to lower our quarterly operating expense run rate. The restructuring plans are accounted for in accordance with ASC 420 and ASC 820.

Restructuring and other for the three months ended June 30, 2011 and 2010 was $0.4 and $1.0 million, respectively, a decrease of $0.6 million. Restructuring and other for the six months ended June 30, 2011 and 2010 was $1.7 and $3.0 million, respectively, a decrease of $1.3 million.

Restructuring and other includes severance costs of $0.2 million resulted from head count reductions of 8 for the three months ended June 30, 2011. Restructuring and other includes severance costs of $1.3 and $1.5 million related to head count reductions of 29 and 64 for the six months ended June 30, 2011 and 2010, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement, and relocation costs.

Facilities reduction and other costs of $0.2 and $0.7 million were incurred during the three months ended June 30, 2011 and 2010, respectively, and $0.4 and $0.8 million were incurred during the six months ended June 30, 2011 and 2010, respectively, primarily related to the Streamline acquisition and facilities relocations in 2011 and to a facility closure and decreased estimated sublease income necessitated by continuing weakness in the commercial real estate market where these facilities were located in 2010. Asset impairment of $0.7 million for the six months ended June 30, 2010 primarily related to the planned closure of a facility and the write-off of a private minority investment.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended June 30, 2011 was $3.0 million, or 2% of revenue, which is comparable to $2.9 million, or 2% of revenue, for the three months ended June 30, 2010. The increase due to the amortization of intangible assets identified through the Streamline and Radius acquisitions was offset by intangible assets that became fully amortized during 2011.

Amortization of identified intangibles for the six months ended June 30, 2011 was $6.4 million, or 2% of revenue, compared to $5.9 million, or 3% of revenue, for the six months ended June 30, 2010, an increase of $0.5 million, or 9%. This increase is primarily due to the amortization of intangible assets identified through the Streamline and Radius acquisitions, partially offset by intangible assets that became fully amortized during 2011.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes interest income, net, gains and losses from sales of our cash and short-term investments, and net foreign currency transaction gains and losses on our operating activities.

Interest and other income (expense), net, for the three months ended June 30, 2011 and 2010 was $0.8 and $(1.8) million, respectively, an increase of $2.6 million. Realized and unrealized foreign exchanges gains (losses) were $0.4 and $(2.2) million for the three months ended June 30, 2011 and 2010, respectively. This $2.6 million fluctuation primarily results from recovery in the value of the Euro and, to a lesser extent, from recovery in the value of the British pound sterling.

Interest and other income (expense), net, for the six months ended June 30, 2011 and 2010 was $3.2 and (4.1) million, respectively, an increase of $7.3 million. Realized and unrealized foreign exchange gains (losses) were $2.3 and (5.3) million for the six months ended June 30, 2011 and 2010, respectively. This $7.6 million fluctuation primarily results from recovery in the value of the Euro and, to a lesser extent, from recovery in the value of the British pound sterling.

We had net realized investment gains of $0.1 and $0.3 million for the six months ended June 30, 2011 and 2010, respectively, consisting of gains on our investments in marketable debt securities.

Income (Loss) Before Income Taxes

For the three months ended June 30, 2011, pretax net income of $4.2 million includes $3.1 million of U.S. pretax net loss and $7.3 million of foreign pretax net income. The pretax net loss attributable to U.S. operations included amortization of identified intangibles of $2.6 million, stock-based compensation of $7.1 million, restructuring and other of $0.4 million, and acquisition-related costs of $0.2 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $0.4 million and acquisition-related costs of $0.1 million.

For the six months ended June 30, 2011, pretax net income of $11.6 million includes $5.5 million of U.S. pretax net loss and $17.1 million of foreign pretax net income. The pretax net loss attributable to U.S. operations included amortization of identified intangibles of $5.7 million, stock-based compensation of $12.3 million, restructuring and other of $1.2 million, and acquisition-related costs of $0.8 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $0.7 million, restructuring and other of $0.5 million, and acquisition-related costs of $0.1 million.

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

Provision for Income Taxes

The following table reconciles our tax provision before discrete charges and benefits to our recorded tax provision for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Provision for (benefit from) income taxes before discrete items	$0.8	$(1.4)	$2.9	$(1.5)
Provision related to tax shortfalls recorded pursuant to ASC 718-740	—	—	—	2.7
Interest related to unrecognized tax benefits	0.1	0.2	0.2	0.4
Tax benefit related to Restructuring and other expense	(0.1)	(0.3)	(0.6)	(1.0)
Tax benefit related to acquisition expenses	(0.1)	—	(0.3)	—
Tax benefit related to asset impairment charges	—	(0.1)	—	(0.3)
Tax benefit related to excess solvent inventories and related end-of-life purchases	—	(0.4)	—	(0.4)
Tax deductions related to ESPP dispositions	(0.1)	(0.1)	(0.4)	(0.3)

Provision for (benefit from) income taxes	$0.6	$(2.1)	$1.8	$(0.4)

Without the discrete charges and benefits described above, the increase in the tax provision from 2010 to 2011 is due primarily to increased profitability before income taxes.

Primary differences in 2011 and 2010 between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2011, lower taxes on permanently reinvested foreign earnings in 2011, and the tax effects of stock-based compensation expense recorded in both years pursuant to ASC 718-740, Stock Compensation–Income Taxes, which are non-deductible for tax purposes.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Most of this income is earned in the Netherlands and the Cayman Islands, jurisdictions with tax rates materially lower than the statutory U.S. tax rate. No change in our business operations is under consideration that would materially impact our results from operations. Our effective tax rate could fluctuate significantly and be adversely impacted if anticipated earnings in the Netherlands and the Cayman Islands are proportionally lower than current projections and earnings in all other jurisdictions are proportionally higher than current projections.

While we currently do not foresee a need to repatriate the earnings of these operations, should we require more capital in the U.S. than is generated by our U.S. operations, we may elect to repatriate funds held in our foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, the cash payment of taxes, and/or increased interest expense.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to the recoverability of our deferred tax assets. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than a valuation allowance on deferred tax assets on foreign tax credits resulting from the 2003 acquisition of Best GmbH, compensation deductions potentially limited by IRC 162(m), and net operating loss carryforwards resulting from the 2010 Radius acquisition, we have determined that it is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance in a period, we will include an expense within the tax provision in the Condensed Consolidated Statement of Operations in the period in which such determination is made.

Unaudited Non-GAAP Financial Information

Use of Non-GAAP Financial Information

To supplement our consolidated financial results prepared in accordance with GAAP, we use non-GAAP measures of net income (loss) and earnings per diluted share that are GAAP net income (loss) and GAAP earnings per diluted share adjusted to exclude certain recurring and non-recurring costs, expenses and gains.

We believe that the presentation of non-GAAP net income and non-GAAP earnings per diluted share provides important supplemental information regarding non-cash expenses, significant recurring and non-recurring items that we believe are important to understanding our financial and business trends relating to our financial condition and results of operations. Non-GAAP net income and non-GAAP earnings per diluted share are among the primary indicators used by management as a basis for planning and forecasting future periods and by management and our board of directors to determine whether our operating performance has met specified targets and thresholds. Management uses non-GAAP net income and non-GAAP earnings per diluted share when evaluating operating performance because it believes that the exclusion of the items described below, for which the amounts and/or timing may vary significantly depending upon the Company’s activities and other factors, facilitates comparability of the Company’s operating performance from period to period. We have chosen to provide this information to investors so they can analyze our operating results in the same way that management does and use this information in their assessment of our business and the valuation of our Company.

Use and Economic Substance of Non-GAAP Financial Measures used by EFI

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income (loss) and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles and stock-based compensation expense, as well as restructuring related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include end-of-life inventory purchase and related obsolescence, asset impairment, acquisition-related transaction costs, and costs to integrate such acquisitions into our business.

Examples of these excluded items are described below:

•	Recurring charges and gains, including:

•	Amortization of acquisition-related intangibles. Intangible assets acquired to date are being amortized on a straight-line basis.

•	Stock-based compensation expense is recognized in accordance with ASC 718.

•	Non-recurring charges and gains, including:

•	Excess solvent inventories and related end-of-life purchases.

•	Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions.

•	Restructuring and other consists of:

•	Restructuring related charges. We have incurred restructuring charges as we reduce the number and size of our facilities and the size of our workforce.

•	Asset impairment costs consist primarily of a planned facility closure and the write-off of a private minority investment.

•	Expenses incurred to integrate businesses acquired during the periods reported.

•

Tax effect of non-GAAP adjustments. After excluding the items described above, we apply the principles of ASC 740 to estimate the non-GAAP income tax provision in each jurisdiction in which we operate.

Usefulness of Non-GAAP Financial Information to Investors

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

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2011	2010	2011	2010
Net income (loss)	$3.6	$(2.5)	$9.9	$(13.9)

Excess solvent inventories and related end-of-life purchases	—	2.3	—	2.3
Amortization of identified intangibles	3.0	2.9	6.4	5.9
Stock-based compensation expense	7.1	3.3	12.3	7.2
Acquisition-related transaction costs	0.3	0.5	0.9	1.1
Restructuring and other	0.4	1.0	1.7	3.0
Tax effect on non-GAAP net income (loss)	(3.1)	(3.5)	(6.4)	(1.7)

Non-GAAP net income	$11.3	$4.0	$24.8	$3.9

Non-GAAP net income per diluted share	$0.23	$0.09	$0.51	$0.08

Shares for purposes of computing diluted non-GAAP net income per share	48.5	46.5	48.4	46.4

Liquidity and Capital Resources

Overview

Cash and cash equivalents and short-term investments increased by $2.2 million to $231.9 million as of June 30, 2011 from $229.7 million as of December 31, 2010. This increase was primarily due to cash flows provided by operating activities of $31.9 million, proceeds from ESPP purchases of $3.0 million, and proceeds from common stock exercises of $1.1 million, partially offset by the $6.4 million acquisition of Streamline, net of cash acquired and accrued payments, Pace and Radius earnout payments of $5.1 million, treasury stock purchases of $15.9 million, net settlement of RSUs and RSAs for employee common stock related tax liabilities of $3.3 million, and purchases of property and equipment of $4.8 million.

	June 30, 2011	June 30, 2011	June 30, 2011
(in thousands)	June 30, 2011	December 31, 2010	Change
Cash and cash equivalents	$117,093	$126,363	$(9,270)
Short term investments	114,771	103,300	11,471

Total cash, cash equivalents, and short-term investments	$231,864	$229,663	$2,201

	June 30, 2011	June 30, 2011	June 30, 2011
	Six months ended June 30,
(in thousands)	2011	2010	Change
Net cash provided by operating activities	$31,918	$12,005	$19,913
Net cash used for investing activities	(27,223)	(1,887)	(25,336)
Net cash provided by (used for) financing activities	(14,062)	1,234	(15,296)
Effect of foreign exchange rate changes on cash and cash equivalents	97	(59)	156

Increase (decrease) in cash and cash equivalents	$(9,270)	$11,293	$(20,563)

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At June 30, 2011, cash and cash equivalents and short term investments available were $231.9 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Cash and cash equivalents and short-term investments held outside of the U.S. in various foreign subsidiaries were $79.7 and $73.2 million as of June 30, 2011 and December 31, 2010, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

Subsequent to June 30, 2011, we entered into agreements to acquire Entrac and Prism for approximately $18 million, plus an additional future cash earn out contingent on achieving certain performance targets. Entrac provides self-service and payment solutions for business services including mobile printing and will be incorporated into the Fiery operating segment. Prism is a provider of business process automation software for the printing and packaging industry and will be incorporated into the APPS operating segment.

Operating Activities

During the first six months of 2011, our cash flows provided by operating activities were approximately $31.9 million.

Net income of $9.9 million included non-cash charges and credits of $26.4 million, comprised primarily of $10.3 million in depreciation and amortization, $12.3 million of stock-based compensation, $4.2 million provision for inventory obsolescence, offset by $0.3 million of other non-cash charges, credits, and provisions. The net change in operating assets and liabilities of $4.4 million consists primarily of increases in accounts receivable of $1.1 million, inventories of $5.7 million, and other current assets of $3.0 million, partially offset by increases in net taxes payable of $2.1 million and deferred revenue (net of decreases in accounts payable and accrued liabilities) of $3.2 million.

Accounts Receivable

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 56 and 54 days at June 30, 2011 and December 31, 2010, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. The increase in DSOs was primarily due to the timing of our annual APPS recurring maintenance billings. DSOs will vary from period to period because of changes in quarterly revenue, the effectiveness of our collection efforts, and other factors. As the percentage of our APPS and Inkjet related revenue increases, DSOs will trend higher. Our DSOs related to software and direct sales are traditionally higher than those related to OEM customers as, historically, OEMs have paid on a more timely basis.

Inventories

Our inventories are procured primarily in support of the Inkjet and Fiery operating segments. Inventories of $46.7 million at June 30, 2011 were comparable to inventories of $46.2 million as of December 31, 2010. Our consolidated inventory turns decreased from 5.9 during the quarter ended December 31, 2010 to 5.4 during the quarter ended June 30, 2011 primarily due to Inkjet inventories. The decrease in Inkjet inventories due to operational efficiencies was offset by inventory required in support of new product launches scheduled for the second half of the year.

Investing Activities

Acquisitions

On February 16, 2011, we acquired privately held Streamline for approximately $6.8 million, net of cash acquired, plus future cash earnout payments contingent on achieving certain performance targets. Of this amount, $6.4 million was paid in cash and $0.4 million was accrued. Streamline is the provider of PrintStream business process automation software, which we acquired to establish the APPS operating segment presence in mailing and fulfillment services for the printing industry.

Earnout payments were made during the six months ended June 30, 2011 relating to previously accrued Pace and Radius liabilities of $2.9 and $2.1 million, respectively. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet of $0.4 million were reflected as cash used for operating activities in the Condensed Consolidated Statement of Cash Flows during the six months ended June 30, 2011.

Investments

Purchases of marketable securities, net of proceeds from sales and maturities, were $12.0 million during the six months ended June 30, 2011. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Property and Equipment, Net

Net purchases of property and equipment were $4.8 million for the six months ended June 30, 2011. Our property and equipment additions have historically been funded from operations. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware/software used in our business, and our business outlook.

Financing Activities

Financing activities included treasury stock purchases of $15.9 million under the common stock repurchase program approved by the board of directors in February 2011, excluding accrued settlements, and net settlement of RSUs and RSAs for employee common stock related tax liabilities of $3.3 million. We received $3.0 million related to the ESPP and $1.1 million related to stock option exercises.

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

Other Commitments

Our Fiery inventories consist primarily of raw and finished goods, memory subsystems, processors, and ASICs, which are sold to third party contract manufacturers responsible for manufacturing our products. Our Inkjet inventories consist of raw and finished goods, print heads, frames, solvent ink, and other components in support of our internal manufacturing operations and UV ink, which is purchased from third party contract manufacturers responsible for manufacturing our UV ink. Should we decide to purchase components and do our own manufacturing of controllers or ink, or should it become necessary for us to purchase and sell components other than the processors, ASICs, or memory subsystems to our third party contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventories we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supplies were reduced or not available.

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

Indemnifications

In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement or other claims made by third parties arising from the use or distribution of our products. Historically, costs related to these indemnification provisions have been insignificant. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

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

Off-Balance Sheet Financing

Synthetic Lease Arrangements

As of June 30, 2011, we were a party to a synthetic lease (“Lease”) covering our Foster City facility located at 303 Velocity Way, Foster City, California. The Lease provides a cost effective means of providing adequate office space for our corporate offices. The Lease includes an option to purchase the facility for the amount expended by the lessor to purchase the facility.

We have guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the Lease. Under the financial covenants, we must maintain a minimum net worth and tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger-related covenants as of June 30, 2011. We have assessed our exposure in relation to the first loss guarantees under the Lease and have determined there is no deficiency to the guaranteed value at June 30, 2011. If there is a decline in value, we will record a loss associated with the residual value guarantee. The $56.9 million pledged under the Lease is in LIBOR-based interest bearing accounts as of June 30, 2011 and is restricted as to withdrawal at all times. As of June 30, 2011, we are treated as the owner of this building for federal income tax purposes. In conjunction with the Lease, we leased the land on which the building is located to the lessor of the building. This separate ground lease is for approximately 30 years. The Lease will expire in 2014.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the tightening of global credit markets and increase in economic uncertainty that have affected various sectors of the financial markets and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.8 million at June 30, 2011.

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

The following table presents the hypothetical change in fair values in the financial instruments held by us at June 30, 2011 that are sensitive to changes in interest rates. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$ 121,531	$120,486	$119,440

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, and Japanese yen. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (primarily Euro, British pound sterling, and Japanese yen) and operating expenses (primarily Euro, British pound sterling, Japanese yen, and Indian rupee) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.8 million at June 30, 2011.

Financial Risk Management

The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated sales in Europe, Japan, and the U.K. and operating expenses in Europe, India, Japan, and the U.K. We hedge our operating expense exposure in Indian rupees. As of June 30, 2011, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure in the future.

We maintain investment portfolio holdings of various issuers, types, and maturities, typically U.S. Treasury and government-sponsored entity securities, corporate debt instruments, and asset-backed instruments. These short-term investments are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of OCI. These securities are not leveraged and are held for purposes other than trading

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended June 30, 2011, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2011, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

We may be involved, from time to time, in a variety of claims, lawsuits, investigations, or proceedings relating to contractual disputes, securities laws, intellectual property rights, employment, or other matters that may arise in the normal course of business. We assess our potential liability in each of these matters by using the information available to us. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and various combinations of appropriate litigation and settlement strategies. We accrue estimated losses from contingencies if a loss is deemed probable and can be reasonably estimated.

As of June 30, 2011, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Durst Fototechnik Technology GmbH (“Durst”) v. Electronics for Imaging GmbH (“EFI GmbH”) and EFI, et al. – Mannheim Litigation

On February 23, 2007, Durst Phototechnik Digital Technology GmbH brought an action to enforce a utility model patent right against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity, and unenforceability based on Durst’s improper actions before the German patent office. EFI filed its Statement of Defense on August 29, 2007. EFI’s defenses include those for EFI GmbH, as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2008, and following a recess to receive additional expert testimony, finished the trial on August 28, 2009.

In a subsequent decision, the Manheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst has appealed the decision and the appeal is currently pending at the court of appeal in Karlsruhe, Germany. The appeal hearing is currently scheduled for October 2011.

Although we do not believe it is probable that we will incur a loss, it is reasonably possible that our financial statements could be materially affected by the unfavorable resolution of this matter. Because the action was dismissed and Durst’s patent was invalidated in the Mannheim court, among other reasons, we are unable to estimate the amount or range of loss that may be incurred.

Durst v. EFI GmbH and EFI, et al.– Dusseldorf Litigation

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany, alleging infringement of a German patent. EFI GmbH was formally served with the lawsuit, but, EFI has not yet been served. EFI headquarters received a copy of the lawsuit from our Netherlands office on July 14, 2011, and we are evaluating the allegations. Because this proceeding is in the preliminary stages and we have not had an opportunity to complete our evaluation of the allegations, we are not yet in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

N.V. Perfectproof Europe v. BEST GmbH

On December 31, 2001, N.V. Perfectproof Europe (“Perfectproof”) filed a complaint against BEST GmbH, currently Electronics For Imaging, GmbH (“BEST”) in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EUR 599,946 for such termination and additional damages of EUR 247,894, or a total of approximately $1.2 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and challenged its jurisdiction over the claim. Perfectproof appealed the judgment, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and sent the case back to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case and that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement and as such, was subject to reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an expert to determine the amount of damages within the court’s guidelines. We received the expert’s preliminary report on July 14, 2011, in which the expert’s preliminary determination that any damages attributable to the claim were significantly less than Perfectproof’s claimed damages. We expect to file a response to the expert’s report in August-September, 2011. The determination of damages by the expert is not final and has not been approved or adopted by the court. BEST intends to appeal the decision of the Court of Appeal to the Cour de cassation (the Supreme Court) of Brussels.

Although we do not believe that Perfectproof’s claims are founded and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected by the court’s decision regarding the assessment of damages and the result of our appeal. Given the preliminary nature of the expert report, we do not know whether the court will adopt the expert’s report, require additional analysis, or consider our challenges to the current damages determination. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $1.2 million.

As of June 30, 2011, we are also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material with respect to our financial statements and that for the other claims a range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

In addition to the risk factors disclosed herein and in our 2010 Form 10-K, we have identified the following material change to our risk factors:

The natural disaster in Japan could reduce our sales and profitability.

Although we do not have manufacturing facilities in Japan, some of our OEM customers are headquartered or have significant operations in Japan, including the development and manufacturing of digital copiers and printers, which are sold with our Fiery controllers, some of the components sourced for our products are manufactured in Japan, and certain of our subcontractors have significant operations in Japan. As a result of the natural disaster in Japan, some of our OEMs with operations in Japan have reduced their orders of products from us as a result of interruptions in their businesses, and may continue to reduce their orders. We may find it difficult to procure components that are currently sourced directly or indirectly from Japanese suppliers, either of which could adversely impact our business. A significant reduction in the supply of some components of our products could prevent us from manufacturing products that require components sourced in Japan or increase our expenses as we are forced to find alternative sources of supply. Should such reduced demand and tightened supply conditions arise and continue over an extended period of time, our results of operation and financial condition could be significantly impacted.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchases for the quarter ended June 30, 2011 (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2011	279	$16.51	275	$22,310
May 2011	269	18.03	251	17,793
June 2011	245	16.59	245	13,725

Total	793		771

(1)	In February 2011, our Board of Directors authorized a $30 million repurchase of our outstanding common stock. Under this publicly announced plan, we repurchased approximately 1.0 million shares for an aggregate purchase price of $16.3 million as of June 30, 2011.

(2)	Includes approximately 23 thousand shares purchased from employees to satisfy minimum tax withholding obligations that arose on the vesting of RSUs and RSAs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Reserved

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan (as amended May 18, 2011) (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 20, 2011 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: August 8, 2011	/s/ Guy Gecht
Guy Gecht Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2011	/s/ Vincent Pilette
Vincent Pilette Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan (as amended May 18, 2011) (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 20, 2011 (File No. 000-18805) and incorporated herein by reference.