Form 10-Q
period 2011-09-30
ELECTRONICS FOR IMAGING INC
filed 2011-10-28
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of Common Stock outstanding as of October 21, 2011 was 76,421,734.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$97,524	$126,363
Short-term investments, available for sale	105,389	103,300
Accounts receivable, net of allowances of $11.5 and $13.2 million, respectively	91,546	85,453
Inventories	47,271	46,216
Other current assets	38,943	24,317

Total current assets	380,673	385,649
Property and equipment, net	29,950	26,547
Restricted investments	56,850	56,850
Goodwill	156,002	139,517
Intangible assets, net	52,966	49,140
Deferred tax assets	41,845	47,137
Other assets	1,756	1,741

Total assets	$720,042	$706,581

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,059	$49,189
Accrued and other liabilities	49,957	45,730
Deferred revenue	33,496	24,298
Income taxes payable	2,070	1,182

Total current liabilities	129,582	120,399
Contingent liabilities	2,111	619
Deferred tax liabilities	2,797	1,292
Noncurrent income taxes payable	37,122	32,522

Total liabilities	171,612	154,832

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 76,420 and 74,456 shares issued and outstanding, respectively	764	745
Additional paid-in capital	719,855	692,904
Treasury stock, at cost, 30,909 and 28,031 shares, respectively	(533,614)	(488,559)
Accumulated other comprehensive income	1,732	2,955
Retained earnings	359,693	343,704

Total stockholders’ equity	548,430	551,749

Total liabilities and stockholders’ equity	$720,042	$706,581

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	$(000,000)	$(000,000)	$(000,000)	$(000,000)
	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Revenue	$147,284	$129,049	$428,498	$358,996

Cost of revenue (1)	64,506	59,056	188,432	169,269

Gross Profit	82,778	69,993	240,066	189,727
Operating expenses:
Research and development (1)	29,473	27,249	85,850	78,207
Sales and marketing (1)	30,137	27,244	88,036	78,491
General and administrative (1)	14,095	9,364	40,550	28,221
Restructuring and other (Note 11)	604	950	2,316	3,971
Amortization of identified intangibles	2,311	3,351	8,720	9,206

Total operating expenses	76,620	68,158	225,472	198,096

Income (loss) from operations	6,158	1,835	14,594	(8,369)
Interest and other income (expense), net	1,363	3,085	4,571	(1,041)

Income (loss) before income taxes	7,521	4,920	19,165	(9,410)
Benefit from (provision for) income taxes	(1,397)	8,437	(3,177)	8,848

Net income (loss)	$6,124	$13,357	$15,988	$(562)

Net income (loss) per basic common share	$0.13	$0.29	$0.34	$(0.01)

Net income (loss) per diluted common share	$0.13	$0.29	$0.34	$(0.01)

Shares used in basic per-share calculation	46,121	45,627	46,475	45,170

Shares used in diluted per-share calculation	47,307	46,856	47,701	45,170

(1)	Includes stock-based compensation expense as follows:

	$(000,000)	$(000,000)	$(000,000)	$(000,000)
	2011	2010	2011	2010
Cost of revenue	$657	$279	$1,334	$809
Research and development	1,245	1,261	4,013	3,116
Sales and marketing	1,027	1,057	3,086	2,964
General and administrative	2,358	2,312	9,130	5,249

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$15,988	$(562)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,413	15,758
Deferred taxes	(247)	(2,369)
Provision for bad debts and sales-related allowances	1,597	93
Tax expense from employee stock plans	1,320	—
Excess tax benefit from stock-based compensation	(1,872)	(404)
Provision for inventory obsolescence	6,055	5,911
Stock-based compensation	17,563	12,138
Asset impairment and restructuring	55	685
Gain on sale of minority investment in a privately-held company	(2,866)	—
Other non-cash adjustments	833	375
Changes in operating assets and liabilities	(9,994)	(12,729)

Net cash provided by operating activities	42,845	18,896

Cash flows from investing activities:
Purchases of short-term investments	(75,178)	(74,171)
Proceeds from sales and maturities of short-term investments	71,896	73,879
Purchases, net of proceeds from sales, of property and equipment	(7,687)	(2,847)
Businesses purchased, net of cash acquired	(28,966)	(16,448)
Proceeds from sale of minority investment in a privately-held company	2,866	—
Proceeds from collection of notes receivable from acquired business	713	—

Net cash used for investing activities	(36,356)	(19,587)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,088	5,879
Purchases of treasury stock and net settlement of restricted stock, including direct transaction costs	(45,055)	(2,948)
Repayment of acquired business debt	(210)	—
Excess tax benefit from stock-based compensation	1,872	404

Net cash provided by (used for) financing activities	(35,305)	3,335

Effect of foreign exchange rate changes on cash and cash equivalents	(23)	159

Increase (decrease) in cash and cash equivalents	(28,839)	2,803
Cash and cash equivalents at beginning of year	126,363	106,067

Cash and cash equivalents at end of period	$97,524	$108,870

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies, consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2010, included in our Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair presentation of our financial position, operating results, and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of results for the entire year.

Change in Accounting Principle Impacting Interim Reporting

Effective in the first quarter of 2011, we changed our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate in accordance with Accounting Standards Codification (“ASC”) 270, Interim Reporting. Previously, certain employee benefit costs were expensed in the quarter in which they became payable. We believe that this is a preferable change in accounting principle because it treats these costs similarly to other employment related costs such as stock-based compensation and annual discretionary bonuses and results in the ratable allocation of a cost to each interim period that is expected to benefit from employees’ service. The effect of this change on our interim operating results was to reduce expenses and increase prepaid assets for deferred employee benefit costs by $1.4 million for the three months ended March 31, 2011, immaterial for the three months ended June 30, 2011, and to increase expenses and reduce prepaid assets by $0.7 million for the three months ended September 30, 2011, equating to a reduction of expenses and an increase in prepaid assets of $0.7 million for the nine months ended September 30, 2011. The impact on the three and nine months ended September 30, 2010 is not material.

Self-Insurance

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

We have calculated BESP for software licenses and non-software deliverables. We considered several different methods of establishing BESP including cost plus a reasonable margin and stand-alone selling price of the same or similar products and, if available, targeted rate of return, list price less discount, and company published list prices to identify the most appropriate representation of the estimated selling price of our products. Due to the wide range of pricing offered to our customers, we determined that selling price of the same or similar products, list price less discount, and company published list prices were not appropriate methods to determine BESP for our products. Cost plus a reasonable margin and targeted rate of return were eliminated due to the difficulty in determining the cost associated with the intangible elements of each product’s cost structure. As a result, management believes that the best estimate of the selling price of an element is based on the median sales price of deliverables sold in stand-alone transactions and/or separately priced deliverables contained in bundled arrangements. Elements sold as stand-alone transactions and in bundled arrangements during the last six months of 2010 were included in the calculation of BESP.

When historical data is unavailable to calculate and support the determination of BESP on a newly introduced or customized product, then BESP of similar products is substituted for revenue allocation purposes. We offer customization for some of our products. Customization does not have a significant impact on the discounting or pricing of our products.

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

We have not changed our accounting policy with respect to multiple element arrangements that do not include the sale of tangible products. The residual method requires that multiple element arrangements containing only software elements remain subject to the provisions of ASC 985-605. When several elements, including software licenses, post-contract customer support, hosting, and professional services, are sold to a customer through a single contract, the revenue from such multiple element arrangements are allocated to each element using the residual method in accordance with ASC 985-605. Revenue is allocated to the support elements and professional service elements of an agreement using VSOE and to the software license elements of the agreement using the residual method. We have established VSOE for professional services and hosting based on the rates charged to our customers in stand-alone orders. We have also established VSOE for post-contract customer support based on substantive renewal rates. Accordingly, software license fees are recognized under the residual method for arrangements in which the software was licensed with maintenance and/or professional services, and where the maintenance and professional services were not essential to the functionality of the delivered software.

Prior to adoption of ASU 2009-13 and 2009-14, tangible products containing software and non-software components that function together to deliver the product’s essential functionality were subject to the software revenue recognition guidance with respect to multiple element arrangements in ASC 985-605.

We have insignificant transactions where tangible and software products are sold together in a bundled arrangement. During the three and nine months ended September 30, 2011, we deferred $0.1 million of revenue related to certain bundled arrangements accounted for under ASU 2009-13 and 2009-14. We are not able to reasonably estimate the effect of adopting these standards on future periods as the impact will vary if we modify or develop new go-to-market strategies or pricing practices, which could impact VSOE and BESP resulting in a different allocation of revenue to the deliverables in multiple element arrangements, but will not change the total revenue recognized for such arrangements. Deferred cost of sales related to unrecognized revenue on shipments to customers was $4.0 million at September 30, 2011 and is included in other current assets in the Condensed Consolidated Balance Sheets. Deferred cost of sales related to unrecognized revenue on shipments to customers was immaterial at December 31, 2010.

Fair Value Measurements. As a basis for considering market participant assumptions in fair value measurements, ASC 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy as more fully defined in Note 5, Investments and Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures, to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 rollforward. The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU was effective in the first quarter of 2010, except for the gross presentation of the Level 3 rollforward, which was effective the first quarter of 2011. Accordingly, the appropriate disclosures have been included in the accompanying condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. Effective in the first quarter of 2012, the primary provisions of ASU 2011-04 impacting us are the adoption of uniform terminology within U.S. GAAP and IFRS to refer to fair value concepts, measuring the fair value of an equity instrument used as consideration in a business combination, and the following additional disclosures concerning fair value measurements classified as Level 3 within the fair value hierarchy:

•	quantitative information about the unobservable inputs used in the determination of Level 3 fair value measurements,

•	the valuation processes used in Level 3 fair value measurements, and

•	the sensitivity of Level 3 fair value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs.

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

Receivables. In July 2010, the FASB issued ASU 2010-20, which amended ASC 310, Receivables, and requires increased disclosures regarding the credit quality of our financing receivables and allowance for credit losses. ASU 2010-20 requires disclosure of credit quality indicators, past due information, and modifications of our financing receivables. The disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. Our financing receivables consist of $0.3 million of trade receivables having a contractual maturity in excess of one year at September 30, 2011. We do not expect to enter into receivables with similar terms in the future.

Goodwill Impairment Assessment. In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance allows a qualitative assessment to be performed to determine whether further impairment testing is necessary. We will adopt this accounting standard upon its effective date for the year ended December 31, 2012 and are currently evaluating the impact on our financial condition and results of operations.

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

ASC 260-10-45-48 requires that performance-based and market-based restricted stock that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income (loss) per diluted common share as of the later of the beginning of the period or the grant date. Accordingly, performance-based restricted stock units (“RSUs”), which vested on March 2, 2011 based on achievement of specified performance criteria related to 2010 revenue and non-GAAP operating income targets; performance-based restricted stock awards (“RSAs”), which vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan; and market-based RSUs, which vested on various dates during the nine months ended September 30, 2011 based on achievement of specified stock prices for a defined period are included in the determination of net income (loss) per diluted common share as of the beginning of the period.

Basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 are reconciled as follows (in thousands, except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic net income (loss) per share:
Net income (loss) available to common stockholders	$6,124	$13,357	$15,988	$(562)

Weighted average common shares outstanding	46,121	45,627	46,475	45,170
Basic net income (loss) per share	$0.13	$0.29	$0.34	$(0.01)

Dilutive net income (loss) per share:
Net income (loss) available to common stockholders	$6,124	$13,357	$15,988	$(562)

Weighted average common shares outstanding	46,121	45,627	46,475	45,170
Dilutive stock options and non-vested restricted stock	1,186	1,229	1226	—

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	47,307	46,856	47,701	45,170

Dilutive net income (loss) per share	$0.13	$0.29	$0.34	$(0.01)

Potential shares of common stock that are not included in the determination of diluted net income (loss) per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect, excluding any performance-based or market-based stock options and RSUs for which the performance criteria were not met, of 2.1 and 2.2 million shares for the three and nine months ended September 30, 2011, respectively, and 2.4 and 5.0 million shares for the three and nine months ended September 30, 2010, respectively.

ASC 260-10-45 to 65 requires use of the two-class method to calculate earnings per share when non-vested RSAs are eligible to receive dividends (i.e., participating securities), even if we do not intend to declare dividends. Our RSAs vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan. Consequently, there were no RSAs outstanding at September 30, 2011.

3. Acquisitions

We acquired Prism Group Holdings Limited (“Prism”) and Entrac Technologies, Inc. (“Entrac”) during the third quarter of 2011 and we acquired Streamline Development, LLC (“Streamline”) during the first quarter of 2011. These acquisitions were accounted for as purchase business combinations. In accordance with ASC 805, Business Combinations, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date based on the valuation performed by management with the assistance of a third party. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to cross-sell Prism, Entrac, and Streamline products to existing customers, and the positive reputation of each of these companies in the market.

We engaged a third party valuation firm to aid management in its analyses of the fair value of these acquired businesses. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party. The purchase price allocations are subject to change within the respective measurement periods as valuations are finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired at the respective acquisition dates during the respective measurement periods. Measurement period adjustments determined to be material will be applied retrospectively to the appropriate acquisition date in our consolidated financial statements and, depending on the nature of the adjustments, our operating results subsequent to the acquisition period could be affected.

Prism Group Holdings Limited

On August 2, 2011, we acquired privately held Prism, a U.K. limited liability company, the parent holding company of Prism Group Holdings Limited, Prism USA Holdings, Inc., and QTMS 2006 Limited (UK) (“Prism”), for cash consideration of approximately $11.5 million, net of cash acquired. Prism is a provider of business process automation software for the printing and packaging industry including automated shop floor management and work in progress tracking. Prism has been incorporated into our Advanced Professional Print Software (“APPS”) operating segment. Support and operations of Prism will be integrated into the APPS operating segment, which will provide PrintSmith, Pace, Monarch, and Radius products, while continuing to support existing Prism customers.

Entrac Technologies, Inc.

On July 25, 2011, we acquired privately-held Entrac, a Canadian company, headquartered near Toronto, Canada, which was a subsidiary of GLIC Corporation Limited, for cash consideration of approximately $6.4 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Entrac provides self-service and payment solutions for business services including mobile printing. Entrac has been incorporated into the Fiery operating segment.

The fair value of the earnout was estimated to be $2.7 million by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include a discount rate of 5.8% and a probability-adjusted level of Entrac revenue. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. This contingent liability has been reflected in the Condensed Consolidated Balance Sheet as of September 30, 2011, as a current liability of $1.4 million and a noncurrent liability of $1.3 million. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expense.

Streamline Development, LLC

On February 16, 2011, we acquired privately-held Streamline for cash consideration of approximately $6.8 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Streamline is the provider of PrintStream business process automation software, which we acquired to establish our APPS operating segment presence in mailing and fulfillment services for the printing industry.

The fair value of the earnout is currently estimated to be $1.4 million by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include a discount rate of 6.1% and a probability-adjusted level of Streamline revenue. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. This contingent liability has been reflected in the Condensed Consolidated Balance Sheet as of September 30, 2011, as a current liability of $0.6 million and a noncurrent liability of $0.8 million. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expense.

Valuation Methodology

Intangible assets acquired consist of customer relationships, trade names, existing technology, and in-process research & development (“IPR&D”). Each valuation methodology assumes a discount rate between 19 and 23%.

Prism and Streamline customer relationships were valued using the excess earnings method, which is an income approach. The value of customer relationships lies in the generation of a consistent and predictable revenue source and the avoidance of the costs associated with developing the relationships. Customer relationships were valued by estimating the revenue attributable to existing customer relationships, probability-weighted in each forecast year to reflect the uncertainty of maintaining existing relationships based on historical attrition rates.

Entrac customer relationships were valued based on the “with and without” method, which is an income approach. Customer relationships were valued by assessing the profitability improvement resulting from the acquisition of Entrac’s customer relationships assuming that it would take us four years to develop these relationships on our own, assuming reasonable customer development costs. Revenue was also probability-weighted in each forecast year to reflect the uncertainty of maintaining these acquired relationships based on historical attrition rates.

The Prism trade names and Streamline trade name (PrintStream) were valued using the relief from royalty method with royalty rates based on various factors including an analysis of market data, comparable trade name agreements, and consideration of historical advertising dollars spent supporting the trade names.

Prism and Streamline existing technology and IPR&D were valued using the relief from royalty method based on royalty rates for similar technologies. Entrac existing technology and IPR&D were valued using the excess earnings method. The value of existing technology is derived from consistent and predictable revenue, including the opportunity to cross-sell Prism, Entrac, and Streamline products to existing customers, and the avoidance of the costs associated with developing the technology. Revenue related to existing technology was adjusted in each forecast year to reflect the evolution of the technology.

Using each of these methodologies, the value of IPR&D was determined by estimating the cost to develop purchased IPR&D into commercially viable products, estimating the net cash flows resulting from the sale of those products, and discounting the net cash flows back to their present value. Project schedules were based on management’s estimate of tasks completed and tasks to be completed to achieve technical and commercial feasibility.

	Prism	Entrac	Streamline
Discount rate for IPR&D	23%	22%	20%
IPR&D percent complete at acquisition date	50%	48 - 79%	78 - 89%
IPR&D percent complete at September 30, 2011	50%	48 - 79%	92 - 98%

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to each of these acquisitions is summarized as follows:

	Prism		Entrac		Streamline
	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation

Customer relationships	5 years	$2,870	5 years	$2,340	5 years	$3,060
Existing technology	3 years	1,120	2 -5 years	1,290	3 years	670
Trade names	5 years	400	—	—	5 years	340
IPR&D	3 years	186	5 years	410	5 years	110
Goodwill		8,265		4,611		3,364

		12,841		8,651		7,544
Net tangible assets (liabilities)		(919)		579		1,154

Total purchase price		$11,922		$9,230		$8,698

IPR&D is subject to amortization after product launch over the product life or otherwise subject to impairment in accordance with the acquisition accounting guidance that became effective in 2009. Pro forma results of operations for these acquisitions have not been presented because they are not material to our consolidated results of operations. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.

4. Balance Sheet Details

Inventories

Inventories, net of allowances, as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	$00,000	$00,000
	September 30, 2011	December 31, 2010

Raw materials	$19,420	$19,178
Work in process	6,101	5,826
Finished goods	21,750	21,212

	$47,271	$46,216

Product warranty reserves

Product warranty reserve activities for the nine months ended September 30, 2011 and 2010 (in thousands) are as follows:

	$00,000	$00,000
	2011	2010
Balance at January 1,	$9,232	$6,838
Additions	6,852	7,435
Settlements	(7,510)	(6,100)

Balance at September 30,	$8,574	$8,173

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

We review our debt security investments for other-than-temporary impairment whenever an investment’s fair value is less than its amortized cost and evidence indicates the investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that gross unrealized losses on short-term investments at September 30, 2011 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not occur until maturity. Evidence that we will recover the unrealized losses on these investments outweighs evidence to the contrary.

Our available-for-sale short-term investments as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2011
U.S. Government securities and sponsored entities	$24,373	$98	$(15)	$24,456
Foreign government securities	2,900	—	—	2,900
Corporate debt securities	69,314	201	(177)	69,338
Mortgage-backed securities – residential	8,715	24	(44)	8,695

Total short-term investments	$105,302	$323	$(236)	$105,389

December 31, 2010
U.S. Government securities and sponsored entities	$26,635	$89	$(11)	$26,713
Corporate debt securities	64,825	300	(51)	65,074
Mortgage-backed securities – residential	11,451	80	(18)	11,513

Total short-term investments	$102,911	$469	$(80)	$103,300

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
U.S. Government securities and sponsored entities	$7,819	$(15)	$—	$—	$7,819	$(15)
Corporate debt securities	22,700	(170)	1,010	(7)	23,710	(177)
Mortgage-backed securities – residential	4,370	(39)	215	(5)	4,585	(44)

Total	$34,889	$(224)	$1,225	$(12)	$36,114	$(236)

December 31, 2010
U.S. Government securities and sponsored entities	$8,839	$(11)	$—	$—	$8,839	$(11)
Corporate debt securities	17,964	(51)	—	—	17,964	(51)
Mortgage-backed securities – residential	3,127	(16)	72	(2)	3,199	(18)

Total	$29,930	$(78)	$72	$(2)	$30,002	$(80)

Amortized cost and estimated fair value of investments at September 30, 2011 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$46,916	$46,954
Mature in one to three years	58,386	58,435

Total short-term investments	$105,302	$105,389

For the three months ended September 30, 2011 and 2010, net realized gains of $0 and $0.1 million, respectively, from sales of investments were recognized in interest and other income (expense), net. For the nine months ended September 30, 2011 and 2010, net realized gains of $0 and $0.4 million, respectively, from sales of investments were recognized in interest and other income (expense), net. As of September 30, 2011 and December 31, 2010, net unrealized gains (losses) of $0.1 and $0.4 million were included in OCI in the accompanying unaudited Condensed Consolidated Balance Sheets.

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

Our investments have been presented in accordance with the fair value hierarchy specified in ASC 820 as of September 30, 2011 and December 31, 2010 as follows (in thousands):

		Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2011
Assets:
U.S. Government securities and sponsored entities	$24,483	$9,317	$15,166	$—
Foreign Government securities	2,900	—	2,900	—
Corporate debt securities	74,011	—	73,964	47
Mortgage-backed securities – residential	8,695	—	8,695	—
Money market funds	37,027	37,027	—	—

	$147,116	$46,344	$100,725	$47

Liabilities:
Contingent consideration, current and noncurrent	$6,306	$—	$—	$6,306

December 31, 2010
Assets:
U.S. Government securities and sponsored entities	$26,713	$4,778	$21,935	$—
Foreign Government securities	2,500	—	2,500	—
Corporate debt securities	69,272	—	69,223	49
Mortgage-backed securities – residential	11,513	—	11,513	—
Money market funds	73,864	73,864	—	—

	$183,862	$78,642	$105,171	$49

Liabilities:
Contingent consideration, current and noncurrent	$2,744	$—	$—	$2,744

Money market funds consist of $37.0 and $73.9 million, which have been classified as cash equivalents as of September 30, 2011 and December 31, 2010, respectively. There are no foreign government securities classified as cash equivalents as of September 30, 2011 and $2.5 million is classified as cash equivalents as of December 31, 2010. Included in corporate debt securities is $4.7 and $4.2 million, which have been classified as cash equivalents as of September 30, 2011 and December 31, 2010, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. Money market mutual funds are actively traded at $1 per share Net Asset Value. There have been no transfers between Level 1 and 2 during the nine months ended September 30, 2011 and 2010.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs, which are directly or indirectly observable.

At September 30, 2011 and December 31, 2010, one corporate debt instrument has been classified as Level 3 due to its significantly low level of trading activity.

Investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010 are reconciled as follows (in thousands):

	Level 3
	2011	2010
	Corporate Debt Securities	Corporate Debt Securities	Money Market Funds
Balance at January 1,	$49	$82	$962
Included in interest and other income (expense), net	—	(8)	33
Included in OCI	8	(5)	—
Purchases, sales, and maturities	(10)	(16)	(995)

Balance at September 30,	$47	$53	$—

Impairment charges for the nine months ended September 30 included in other income (expense), net, attributable to assets still held as of September 30	$—	$—	$—

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

Our investments could suffer declines in fair value and become other-than-temporarily impaired. We continuously assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost, the seniority and durations of the securities, adverse conditions related to a security, industry, or sector, historical and projected issuer financial performance, credit ratings, issuer specific news, and other available relevant information. Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the nine months ended September 30, 2011 and 2010.

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

Accumulated other-than-temporary credit-related impairments charged to retained earnings and other income (expense), net, consists of the following:

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income (Expense), Net	TOTAL
Accumulated impairments, net, attributable to assets still held at September 30, 2011	$58	$824	$882

No other-than-temporary impairments have been recognized related to factors that are not credit-related. There has been no change in these impairment balances during 2011 or 2010.

Liabilities for Contingent Consideration

Level 3 liabilities consist of acquisition-related current and noncurrent liabilities for contingent consideration (i.e., earnouts) related to the acquisitions of Entrac, Streamline, and Golflane Limited, a U.K. private limited company, the parent holding company of Radius Solutions Incorporated (“Radius”), which was acquired on July 2, 2010. The fair value of these earnouts is estimated to be $6.3 and $2.7 million as of September 30, 2011 and December 31, 2010, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 5.8% and 6.3% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of September 30, 2011, as a current liability of $4.2 million and a noncurrent liability of $2.1 million.

Updated probability-adjusted revenue estimates indicate that the 2011 Radius earnout performance targets will be achieved. The 2010 Radius performance targets were achieved. Consequently, the fair value of the Radius earnout increased by $1.5 and $0.4 million as of September 30, 2011, and December 31, 2010, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Liabilities for Contingent Consideration
Fair value of Radius contingent consideration at July 2, 2010	$2,350
Changes in valuation	394

Fair value at December 31, 2010	$2,744

Fair value of Streamline contingent consideration at February 16, 2011	1,320
Fair value of Entrac contingent consideration at July 25, 2011	2,730
Changes in valuation	1,612
Less: Radius payment	(2,125)

Fair value at September 30, 2011	$6,281

Investment in Privately-Held Company

Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are considered to be strategic to us. Each of these investments had been fully impaired in prior years. On September 1, 2011, we received the proceeds from the sale of one of these investments for $2.9 million.

Fair Value of Derivative Assets and Liabilities

Effective January 1, 2009, we adopted the provisions of ASC 820 regarding nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a nonrecurring basis. The adoption of these provisions did not materially impact our financial position or results of operations.

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, which are defined as Level 2 measurements. The fair value of our derivative assets and liabilities having notional amounts of $4.2 and $2.5 million at September 30, 2011 and December 31, 2010, respectively, was not material.

6. Accumulated Other Comprehensive Income (“OCI”)

Other comprehensive income (loss), which includes net income (loss), market valuation adjustments on available for sale investments, net of tax, currency translation adjustments, and net deferral of gains (losses) on derivative instruments, consists of the following for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$6,124	$13,357	$15,988	$(562)
Net unrealized investment gains (losses):
Unrealized gains (losses), net of tax benefits of $0.1 million for the three and nine months ended September 30, 2011 and net of tax provisions of ($0.1)and ($0.2) million for the three and nine months ended September 30, 2010	(184)	178	(79)	349
Reclassification adjustments for (gains) losses included in net income (loss), net of tax benefits of $0 and $0.1 million for the three and nine months ended September 30, 2011 and $0 and $0.2 million for the three and nine months ended September 30, 2010	(2)	(35)	(102)	(283)

Net unrealized investment gains (losses)	(186)	143	(181)	66
Currency translation adjustments	(590)	579	(869)	(60)
Other	(157)	32	(173)	20

Other comprehensive income (loss)	$5,191	$14,111	$14,765	$(536)

The components of OCI as of September 30, 2011 and December 31, 2010 consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Net unrealized investment gains	$53	$234
Currency translation gains	1,859	2,728
Other	(180)	(7)

Accumulated other comprehensive income	$1,732	$2,955

7. Income taxes

The following table reconciles our tax provision before discrete charges and benefits to our recorded tax provision for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Provision for (benefit from) income taxes before discrete items	$1.4	$1.7	$4.3	$0.2
Provision related to tax shortfalls recorded pursuant to ASC 718-740, Stock Compensation – Income Taxes	—	0.7	—	3.4
Provision related to gain on sale of minority investment in a privately held company	1.1	—	1.1	—
Interest related to unrecognized tax benefits	0.1	0.1	0.4	0.4
Tax benefit related to restructuring and other expense	(0.3)	(0.2)	(0.9)	(1.1)
Tax benefit related to acquisition expenses	(0.1)	—	(0.5)	—
Tax benefit related to asset impairment charges	—	—	—	(0.3)
Tax benefit related to excess solvent inventories and related end-of-life purchases	—	—	—	(0.4)
Tax deductions related to ESPP dispositions	(0.1)	(0.2)	(0.5)	(0.5)
Tax benefit related to reassessment of tax exposure related to filing of prior year tax returns	(0.7)	(2.1)	(0.7)	(2.1)
Tax benefit related to reversals of uncertain tax positions due to statute of limitation expirations	—	(7.3)	—	(7.3)
Tax benefit related to reversals of accrued interest related to uncertain tax positions	—	(1.1)	—	(1.1)

Provision for (benefit from) income taxes	$1.4	$(8.4)	$3.2	$(8.8)

Without the discrete charges and benefits described above, the decrease in the tax provision for the three months ended September 30, 2011, compared with the same period in the prior year, is due primarily to increased tax benefits related to permanently reinvested foreign earnings. The increase in the tax provision for the nine months ended September 30, 2011, compared with the same period in the prior year, is due primarily to increased profitability before income taxes.

Primary differences in 2011 and 2010 between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2011, lower taxes on permanently reinvested foreign earnings in 2011, and the tax effects of stock-based compensation expense recorded in both years pursuant to ASC 718-740, which are non-deductible for tax purposes.

As of September 30, 2011 and December 31, 2010, unrecognized tax benefits were $37.1 million and $32.5 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. It is reasonably possible that our unrecognized tax benefits will decrease up to $7.5 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our income statement. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2011 and December 31, 2010, we have accrued $1.7 and $1.3 million, respectively, for potential payments of interest and penalties.

As of September 30, 2011 and December 31, 2010, we were subject to examination by the Internal Revenue Service for the 2007-2010 tax years, state tax jurisdictions for the 2006-2010 tax years, and the Netherlands tax authority for the 2008-2010 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are liable to make payments to acquired company stockholders based on the achievement of specified performance targets. The fair value of these earnouts is estimated to be $6.3 and $2.7 million as of September 30, 2011 and December 31, 2010, respectively, by applying the income approach in accordance with ASC 805-30-25-5. That measure relies on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Key assumptions include discount rates between 5.8% and 6.3% and probability-adjusted revenue levels. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as a current liability of $4.2 million and a noncurrent liability of $2.1 million. The potential undiscounted amount of all future contingent consideration cash payments that we could be required to make, beyond amounts currently accrued, is $0.3 million as of September 30, 2011.

Lease Commitments

As of September 30, 2011, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

Self-Insurance

Beginning in 2011, we are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125,000 per enrollee unless specific exposures are separately insured. We are recognizing our self-insurance expense for interim reporting purposes on a pro rata basis over the year in accordance with ASC 720-20-35-3, Insurance Costs. This approach treats usual recurring self-insurance losses as integral to annual reporting and, therefore, any expected changes in the incurred but not reported liability and related insurance recoverables that are not related to specific events can be spread over the entire year.

We have accrued a contingent liability of $1.5 million as of September 30, 2011, which represents an allocation of the ultimate claims cost that will be incurred through year end. The estimated liability is not discounted and is established based upon analysis of historical data supplied by the insurance carrier that was previously providing coverage. We will further refine our accrual at year end based upon appropriate actuarial analysis and estimates. The primary estimates used in the development of our accrual at September 30, 2011 include total enrollment, employee contributions, population demographics, and historical claims costs incurred. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

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

As of September 30, 2011, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

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

In a subsequent decision, the Mannheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst has appealed the decision and the appeal is currently pending at the court of appeal in Karlsruhe, Germany. The appeal hearing took place on October 26, 2011, and the court of appeal took the matter under submission without issuing a decision.

Although we do not believe it is probable that we will incur a loss, it is reasonably possible that our financial statements could be materially affected by the unfavorable resolution of this matter. Because the action was dismissed and Durst’s patent was invalidated in the Mannheim court, among other reasons, we are unable to estimate the amount or range of loss that may be incurred.

Durst v. EFI GmbH and EFI, et al. – Duesseldorf Litigation

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany, alleging infringement of a German patent. EFI and EFI GmbH have been served, and we are continuing to evaluate the allegations. Because this proceeding is in the preliminary stages and we have not had an opportunity to complete our evaluation of the allegations, we are not yet in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

N.V. Perfectproof Europe v. BEST GmbH

On December 31, 2001, N.V. Perfectproof Europe (“Perfectproof”) filed a complaint against BEST GmbH, currently Electronics For Imaging, GmbH (“BEST”) in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EUR 599,946 for such termination and additional damages of EUR 247,894, or a total of approximately $1.2 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and challenged its jurisdiction over the claim. Perfectproof appealed the judgment, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and sent the case back to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case and that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement and as such, was subject to reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an expert to review accounting and other records of the parties and address certain questions relevant in assessing the amount of total damages that Perfectproof claimed it suffered. We received the expert’s preliminary report on July 14, 2011 and filed, on August 16, 2011, a response to the expert’s report. On October 14, 2011, the expert issued the final report, in which the expert’s analysis of itemized damages are, in the aggregate, significantly less than the amount of damages claimed by Perfectproof.

Although we do not believe that Perfectproof’s claims are founded and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected by the court’s decision regarding the assessment of damages. Upon filing the final report with the court, the court may approve the report and pronounce the final amount of damages to be paid by us, or require additional analysis or consider further challenges to the final damages determination. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $1.2 million.

As of September 30, 2011, we are also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material with respect to our financial statements and that for the other claims a range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

9. Segment Information and Geographic Data

ASC 280, Segment Reporting, requires operating segment information to be presented based on the internal reporting used by the chief operating decision making group to allocate resources and evaluate operating segment performance. Our enterprise management processes use financial information that is closely aligned with our three product categories at the gross profit level. Relevant discrete financial information is prepared at the gross profit level for each of our three operating segments that are used by the chief operating decision making group to allocate resources and assess the performance of each operating segment.

We classify our revenue, gross profit, assets, and liabilities in accordance with our operating segments as follows:

Fiery, which includes products, services, and technology that transform digital copiers and printers into high performance networked printing devices consisting of stand-alone and embedded controllers, add-on solutions, and design-licensed solutions primarily for the office and commercial printing markets. This operating segment includes our Fiery series (external print servers and embedded servers), Splash and MicroPress, color and black & white server products, software options for Fiery products, including proofing and scanning solutions, self-service and payment solutions, mobile printing, and parts.

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

APPS, which consists of software technology focused on print production workflow, business process automation, e-commerce, and job tracking tools. The APPS operating segment includes our business process automation software, including Monarch (formerly Hagen), Pace, PSI, Logic, PrintSmith, and PrintFlow; Digital StoreFront, our web-based order entry and order management software; Radius, our business process automation packaging software; PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; and Prism, our business process automation software for shop floor management and work in progress tracking in the printing and packaging industry.

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

Our chief operating decision making group evaluates the performance of our operating segments based on revenue and gross profit. Gross profit for each operating segment is defined as revenue from sales to third parties less related cost of revenue attributable to the operating segment. Cost of revenue for each operating segment excludes certain expenses managed outside the operating segments consisting primarily of stock-based compensation expense. Operating income is not reported by operating segment because operating expenses include significant shared expenses and other costs that are managed outside of the operating segments. Such operating expenses include various corporate expenses such as stock-based compensation expense, corporate sales and marketing expenses, research and development, income taxes, various non-recurring charges, and other separately managed general and administrative expenses.

Summary gross profit information, excluding stock-based compensation expense, for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fiery
Revenue	$66,353	$60,966	$203,303	$172,892
Gross profit	44,759	41,621	137,918	116,955
Gross profit percentages	67.5%	68.3%	67.8%	67.6%
Inkjet
Revenue	$59,411	$52,232	$167,689	$146,261
Gross profit	23,509	17,997	63,430	46,766
Gross profit percentages	39.6%	34.5%	37.8%	32.0%
APPS
Revenue	$21,520	$15,851	$57,506	$39,843
Gross profit	15,167	10,654	40,052	26,815
Gross profit percentages	70.5%	67.2%	69.6%	67.3%

A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment gross profit	$83,435	$70,272	$241,400	$190,536
Stock-based compensation expense	(657)	(279)	(1,334)	(809)

Gross profit	$82,778	$69,993	$240,066	$189,727

Tangible and intangible assets, net of liabilities, are summarized by operating segment as of September 30, 2011 and December 31, 2010 as follows (in thousands):

September 30, 2011	Fiery	Inkjet	APPS
Goodwill	$64,634	$36,508	$54,861
Identified intangible assets, net	4,312	29,280	19,374
Tangible assets, net of liabilities	35,621	52,785	19,771

Net tangible and intangible assets	$104,567	$118,573	$94,006

December 31, 2010
Goodwill	$60,005	$36,508	$43,005
Identified intangible assets, net	682	34,198	14,259
Tangible assets, net of liabilities	40,046	72,766	(3,861)

Net tangible and intangible assets	$100,733	$143,472	$53,403

Information about Geographic Areas

Our revenue originates in the U.S., the Netherlands, Germany, Japan, and the U.K. We report revenue by geographic area based on ship-to destinations. Shipments to some of our original equipment manufacturer (“OEM”) distributors are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain.

Our revenue by ship-to destination for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Americas	$84,935	$75,676	$241,980	$208,016
Europe, Middle East, and Africa (“EMEA”)	46,589	37,550	133,770	105,539
Asia Pacific (“APAC”)	15,760	15,823	52,748	45,441
Japan	7,267	10,988	28,587	32,936
Rest of world (“ROW”)	8,493	4,835	24,161	12,505

Total revenue	$147,284	$129,049	$428,498	$358,996

10. Derivatives and Hedging

We are exposed to market and foreign currency exchange risks from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge economic exposures as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our Condensed Consolidated Balance Sheets. As permitted, foreign exchange contracts with notional amounts of $2.8 and $2.5 million and net asset/liability fair values that are immaterial have been designated for hedge accounting treatment at September 30, 2011 and December 31, 2010, respectively. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our primary exposures are related to non-U.S. dollar-denominated sales in Europe, Japan, and the U.K. and operating expenses in Europe, India, Japan, and the U.K. We hedge our operating expense exposure in Indian rupees. As of September 30, 2011, we had not entered into hedges against any other currency exposures, but as these exposures grow we may consider hedging against currency movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure.

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

Foreign currency derivative contracts with notional amounts of $2.8 and $2.5 million have been designated as cash flow hedges of our Indian rupee operating expense exposure at September 30, 2011 and December 31, 2010, respectively. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expenses in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. As of September 30, 2011 and December 31, 2010, the net asset/liability fair value of these contracts was immaterial.

Forward contracts not designated as hedging instruments with a notional amount of $1.4 million are used to hedge foreign currency balance sheet exposures at September 30, 2011. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest and other income (expense), net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities.

11. Restructuring and Other

During the nine months ended September 30, 2011, we have incurred restructuring, integration, and other charges associated with business acquisitions, which have been expensed in accordance with ASC 805, Business Combinations, and ASC 420, Exit or Disposal Cost Obligations. We have also incurred restructuring charges related to facility closures and relocations. The restructuring plans are accounted for in accordance with ASC 420 and ASC 820.

We recognized restructuring and other charges of $0.6 and $2.3 million for the three and nine months ended September 30, 2011, respectively, and $1.0 and $4.0 million for the three and nine months ended September 30, 2010, respectively, primarily consisting of restructuring, severance, asset impairment, and charges to downsize our facilities. Restructuring and severance charges of $0.3 and $1.6 million related to head count reductions of 12 and 41 for the three and nine months ended September 30, 2011, respectively, and $0.7 and $2.2 million related to head count reductions of 20 and 84 for the three and nine months ended September 30, 2010, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement, and relocation costs.

Facilities reduction costs of $0.3 million incurred during the nine months ended September 30, 2011 primarily related to facilities relocations. Facilities reduction costs of $0.7 million incurred during the nine months ended September 30, 2010 primarily related to three facility closures and decreased estimated sublease income necessitated by continuing weakness in the commercial real estate market where certain facilities are located. Integration expenses of $0.4 million incurred during the nine months ended September 30, 2011 primarily related to 2011 business acquisitions. Integration expenses of $0.3 million incurred during the nine months ended September 30, 2010, related to the Radius acquisition. Asset impairment of $0.7 for the nine months ended September 30, 2010 related to the planned closure of a facility and write-off of a private minority investment.

Restructuring and other reserve activities for the nine months ended September 30, 2011 and 2010 are summarized as follows (in thousands):

	Nine months ended September 30,
	2011	2010
Reserve balance at January 1,	$1,795	$2,796
Restructuring charges	1,130	1,798
Other charges	1,186	2,173
Non-cash asset impairment & restructuring	(55)	(685)
Cash payments	(2,610)	(3,404)

Reserve balance at September 30,	$1,446	$2,678

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

The following table summarizes stock-based compensation expense related to stock options, ESPP purchases, RSUs, and RSAs under ASC 718 for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Employee stock options	$401	$395	$1,736	$1,061
Non-vested RSUs and RSAs	4,050	4,324	13,195	9,879
ESPP	836	190	2,632	1,198

Total stock-based compensation	5,287	4,909	17,563	12,138
Tax effect on stock-based compensation	(1,870)	(631)	(5,600)	(1,797)

Net effect on net income (loss)	$3,417	$4,278	$11,963	$10,341

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

The estimated per share weighted average fair value of stock options granted and ESPP shares issued and the assumptions used to estimate fair value for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Stock Options
	Three months ended September 30,		Nine months ended September 30,
	2011(1)	2010	2011	2010
Weighted average fair value per share	N/A	$4.24	$6.80	$4.35
Expected volatility	N/A	47.2%	47.7%	46.5%
Risk-free interest rate	N/A	1.1%	1.4%	1.5%
Expected term (in years)	N/A	4.00	4.00	4.00

(1)	No stock options were granted during the three months ended September 30, 2011.

	Employee Stock Purchase Plan
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted average fair value per share	$4.98	$3.76	$4.79	$3.82
Expected volatility	28%-36%	39% 0-51%	28%-42%	32% -66%
Risk-free interest rate	0.2%-0.4%	0.2% -0.6%	0.2%-0.6%	0.2% -1.2%
Expected term (in years)	0.5 -2.0	0.5 -2.0	0.5 -2.0	0.5 -2.0

Stock options outstanding and exercisable as of September 30, 2011 and activity for the nine months ended September 30, 2011 are summarized below (in thousands, except for weighted average exercise price and contractual term):

	Nine months ended September 30, 2011
	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2011	2,529	$14.64

Options granted	40	17.97
Options forfeited and expired	(58)	18.14

Options forfeited and expired, net of granted	(18)
Options exercised	(143)	13.15

Options outstanding at September 30, 2011	2,368	$14.70	3.42	$2,173

Options vested and expected to vest at September 30, 2011	2,267	$14.83	3.34	$1,962

Options exercisable at September 30, 2011	1,644	$15.93	2.56	$790

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at September 30, 2011.

Non-vested shares of RSUs and RSAs as of September 30, 2011 and activity during the nine months ended September 30, 2011 are summarized below (shares in thousands):

	Nine months ended September 30, 2011
	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value

Non-vested at January 1, 2011	2,538	$11.67	101	$27.21
Restricted stock granted	1,457	15.10	—	—
Restricted stock vested	(1,174)	15.53	(101)	27.21
Restricted stock forfeited	(210)	11.83	—	—

Non-vested at September 30, 2011	2,611	$12.44	—	$—

The performance-based RSAs vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan. The unrecognized compensation expense of $0.1 million related to non-vested RSAs was recognized during the quarter ended March 31, 2011.

The grant date fair value of restricted stock vested during the nine months ended September 30, 2011 was $18.2 million. The aggregate intrinsic value at September 30, 2011 for RSUs expected to vest was $30.8 million and the remaining weighted average vesting period was 1.4 years. Aggregate intrinsic value for RSUs expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of September 30, 2011.

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

Performance-based and Market-based Stock Options and RSUs

RSUs granted during the nine months ended September 30, 2011 included 90,000 market-based RSUs, which vest when our average closing stock price exceeds defined multiples of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. If these multiples are not achieved by January 5, 2018, the awards are forfeited. The grant date fair value is estimated to be $1.1 million and is being amortized over the average derived service period of 3.93 years. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 2.9% and an implied volatility of 40%. On May 10, 2011, 28,000 market-based RSUs vested due to achievement of the threshold multiple of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. As of September 30, 2011, 62,000 market-based RSUs remain outstanding.

RSUs granted during the nine months ended September 30, 2011 included 323,600 performance-based RSUs, which vest when specified performance criteria are met based on 2011 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $5.0 million, which is being amortized over their service periods of 1.0 year. The probability of achieving these awards was determined based on a review of the actual results achieved by each business unit during the nine months ended September 30, 2011 compared with the 2011 operating plan as well as the overall strength of the business unit within the EFI organization. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the year, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. As of September 30, 2011, 314,886 performance-based RSUs remain outstanding.

RSUs granted during the nine months ended September 30, 2011 included 195,156 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2011 and the second quarter of 2014; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $3.0 million, which is being amortized over their average derived service periods of 3.0 years.

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

RSUs and stock options granted during the year ended December 31, 2009 included 98,000 market-based RSUs and 294,076 market-based stock options. These awards vest when our average closing stock price exceeds defined multiples of the June 18, 2009 or August 28, 2009 closing stock prices for 20 consecutive trading days. If these multiples are not achieved by June 18, 2016 or August 28, 2016, the awards are forfeited. The grant date fair value is estimated to be $0.9 million for the RSUs and $1.7 million for the stock options, which are being amortized over their average derived service periods of 4.35 and 4.88 years, respectively. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and 3.1%, respectively, and an implied volatility of 50%. On January 3 and 10, 2011, an aggregate of 29,335 market-based RSUs vested due to achievement of the threshold multiple of the June 18, 2009 and August 28, 2009 closing stock prices for 20 consecutive trading days. On April 27, 2011, 59,598 of these market-based stock options were vested due to achievement of the threshold multiple. As of September 30, 2011, 48,665 market-based RSUs and 178,790 market-based stock options remain outstanding.

Stock options granted during the year ended December 31, 2009 included 32,674 performance-based stock options. These performance-based stock options vest when our annual non-GAAP return on equity exceeds defined thresholds of the 2008 non-GAAP return on equity. Non-GAAP return on equity is defined as non-GAAP net income divided by stockholders’ equity. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain recurring and non-recurring expenses, and the tax effects of these adjustments. If these defined thresholds are not achieved by August 28, 2016, the stock options are forfeited. The grant date fair value is estimated to be $0.1 million, which is being amortized over the average derived service period of 3.71 years. The performance-based stock options were valued using the BSM valuation model. As of September 30, 2011, 26,487 performance-based stock options remain outstanding.

13. Common Stock Repurchase Programs

In February 2011, our board of directors authorized a $30 million repurchase of our outstanding common stock. In August 2011, our board of directors authorized an additional $30 million repurchase of our outstanding common stock. Under these publicly announced plans, we repurchased 1.5 and 2.5 million shares for an aggregate purchase price of $23.3 and $39.6 million during the three and nine months ended September 30, 2011, respectively.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs and RSAs. Employees surrendered 0.1 and 0.4 million shares for an aggregate purchase price of $2.1 and $5.4 million for the three and nine months ended September 30, 2011, respectively, and 0.1 and 0.2 million shares for an aggregate purchase price of $0.7 and $2.3 million for the three and nine months ended September 30, 2010.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the condensed consolidated financial statements and notes thereto included elsewhere in this Report. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements.

Business Overview

We are a world leader in customer-focused digital printing innovation, including color digital print controllers, super-wide and wide format printers and ink, and print management solutions. Our award-winning print management solutions are integrated from creation to print. Our product portfolio includes Fiery digital color print servers (“Fiery”); Inkjet products (“Inkjet”) including VUTEk super-wide format digital inkjet printers, Jetrion industrial inkjet printing systems, Rastek wide format digital inkjet printers, and ink for each of these product lines; and APPS consisting of print production workflow, business process automation software, corporate printing solutions, packaging solutions, and mailing and fulfillment services for the printing industry. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. Except for the change in the recognition of certain employee benefit expenses discussed in Note 1, Basis of Presentation and Significant Accounting Policies, management believes there have been no other significant changes during the nine months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three and nine months ended September 30, 2011 were as follows:

•

Our results for the three and nine months ended September 30, 2011 reflect revenue growth, gross margin improvement, and reduced operating expenses as a percentage of revenue. We completed our acquisition of Prism on August 2, 2011, Entrac on July 25, 2011, and Streamline on February 16, 2011, and their results are included in our results of operations subsequent to those respective dates.

•

Our consolidated revenue increased by 14% and 19%, or $18.2 and $69.5 million, during the three and nine months ended September 30, 2011, respectively, compared with the same periods in the prior year. Fiery, Inkjet, and APPS revenue increased by $5.4, $7.2, and $5.6 million, respectively, during the three months ended September 30, 2011, and by $30.4, $21.4, and $17.7 million, respectively, during the nine months ended September 30, 2011 as compared with the same periods in the prior year.

•

Fiery revenue increased by 9% and 18% during the three and nine months ended September 30, 2011, respectively, compared with the same periods in the prior year primarily due to strong demand for current products across most of our OEM distributors, increased revenue from stand-alone and embedded servers and proofing software, and to a lesser extent, our acquisition of Entrac, which was acquired during the third quarter of 2011.

•

Inkjet revenue increased by 14% and 15% during the three and nine months ended September 30, 2011, respectively, compared with the same periods in the prior year primarily due to increased sales of super-wide format printers and UV ink. The UV printer and ink revenue increase resulted from the ongoing migration of analog to digital and solvent to UV. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

•

APPS revenue increased by 36% and 44% during the three and nine months ended September 30, 2011, respectively, compared with the same periods in the prior year primarily due to our acquisition strategy in the APPS operating segment, as well as increased Pace, Monarch, Radius, and web-to-print revenue. APPS revenue benefited from our acquisition of Prism, which closed during the third quarter of 2011 and to a lesser extent, our acquisition of Streamline, which closed during the first quarter of 2011. The acquisition of Prism in 2011 and Radius in 2010 have led to an increased international presence for our APPS business.

•

Our gross profit percentage improved by 2 and 3 percentage points during the three and nine months ended September 30, 2011, respectively, compared with the same periods in the prior year primarily due to improved Inkjet operating segment gross profit percentages, approximating 40%. The Inkjet gross profit percentage improved compared with the prior year primarily due to fixed manufacturing costs being spread over higher Inkjet revenue and reduced warranty exposure, which resulted from improved product performance, partially offset by engineering design modifications to improve quality. The Inkjet gross profit percentage also increased due to the $2.3 million charge for excess solvent inventories and related end-of-life purchases during the nine months ended September 30, 2010, as a result of the accelerating transition from solvent to UV technology.

•

Operating expenses were 52% of revenue during the three and nine months ended September 30, 2011, compared to 53% and 56% of revenue during the three and nine months ended September 30, 2010. Compared with the same periods in the prior year, operating expenses increased by $8.5 and $27.4 million during the three and nine months ended September 30, 2011, respectively, but decreased as a percentage of revenue due to the 14% and 19% increase in revenue during the corresponding periods. The increase in operating expenses was primarily driven by head count increases related to the Prism, Entrac, and Streamline acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, variable compensation due to improved profitability, commission payments resulting from increased revenue, non-recurring engineering expenses related to our product launches, and increased stock-based compensation expense. Effective in the first quarter of 2011, we changed our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate. This change had the impact of increasing operating expenses by $0.7 million during the three months ended September 30, 2011 and reducing operating expenses by $0.7 million for the nine months ended September 30, 2011. The impact of our change in accounting for certain employee benefit costs for interim reporting purposes was not material during the same periods in 2010.

•

Interest and other income (expense), net, increased (decreased) by ($1.7) and $5.6 million during the three and nine months ended September 30, 2011, respectively, compared to the same periods in the prior year. Each of these periods benefited from a gain on sale of an investment in a privately-held company for $2.9 million because the investment was no longer considered to be strategic. The remaining fluctuation is primarily due to realized and unrealized foreign exchange fluctuations during the three and nine months ended September 30, 2011 compared with the same periods in 2010.

•

During the three and nine months ended September 30, 2011, we recognized tax provisions of $1.4 and $3.2 million on pre-tax operating income of $7.5 and $19.2 million, respectively, compared to tax benefits of $8.4 and $8.8 million recognized during the three and nine months ended September 30, 2010 on pre-tax operating income (loss) of $4.9 and ($9.4) million, respectively. These tax benefits primarily resulted from the release of $8.4 million of previously unrecognized tax benefits resulting from the expiration of U.S. federal statutes of limitations during the third quarter of 2010.

Results of Operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three and nine months ended September 30, 2011 and 2010. These operating results are not necessarily indicative of our results for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue	100%	100%	100%	100%
Gross Profit	56	54	56	53
Operating expenses:
Research and development	20	21	20	22
Sales and marketing	20	21	21	22
General and administrative	10	7	9	8
Restructuring and other	—	1	—	1
Amortization of identified intangibles	2	3	2	3

Total operating expenses	52	53	52	56

Income (loss) from operations	4	1	4	(3)
Interest and other income (expense), net	1	2	1	—

Income (loss) before income taxes	5	3	5	(3)
Benefit from (provision for) income taxes	(1)	7	(1)	2

Net income (loss)	4%	10%	4%	(1)%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

•

“Fiery,” which includes products, services, and technology that transform digital copiers and printers into high performance networked printing devices consisting of stand-alone and embedded controllers, add-on solutions, and design-licensed solutions primarily for the office and commercial printing markets. This operating segment includes our Fiery series (external print servers and embedded servers), Splash and MicroPress, color and black & white server products, software options for Fiery products, including proofing and scanning solutions, self-service and payment solutions, mobile printing, and parts.

•	“Inkjet,” which consists of super-wide and wide format digital inkjet printers, industrial inkjet printers, ink, parts, and service revenue from the VUTEk, Jetrion, and Rastek businesses.

•	“APPS,” which consists of software technology focused on print production workflow, business process automation, e-commerce, and job tracking tools.

On a sequential basis, revenue during the third quarter of 2011 increased by $6.1 million, or 4%, compared to second quarter 2011 results, due to increased revenue in all three operating segments. Fiery revenue increased sequentially due to revenue growth across most of our OEM distributors, increased revenue from stand-alone and embedded servers and proofing software, and the launch of Fiery System 10. Inkjet revenue growth was realized primarily due to increased sales of super-wide format printers and UV ink. The APPS sequential revenue increase was primarily due to internally generated growth, as well as the acquisition of Prism, which closed during the third quarter of 2011. Efficiencies realized by our APPS customers through the implementation of our business process automation software are driving demand.

Revenue by Operating Segment for the Three Months Ended September 30, 2011 and 2010

Our revenue by operating segment for the three months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three months ended September 30,
	2011	Percent of total	2010	Percent of total	Change
					$	%
Fiery	$66,353	45%	$60,966	47%	$5,387	9%
Inkjet	59,411	40	52,232	40	7,179	14
APPS	21,520	15	15,851	13	5,669	36

Total revenue	$147,284	100%	$129,049	100%	$18,235	14%

Overview

Consolidated revenue increased by 14%, or $18.2 million, from $129.0 million for the three months ended September 30, 2010 to $147.3 million for the three months ended September 30, 2011 consisting of increased Fiery, Inkjet, and APPS revenue increases of $5.4, $7.2, and $5.6 million, respectively.

Fiery Revenue

Fiery revenue increased by 9% during the three months ended September 30, 2011, compared to the same period in 2010, primarily due to strong demand for current products across most of our OEM distributors and increased revenue from stand-alone and embedded servers and proofing software. Fiery revenue benefited to a lesser extent from the Entrac acquisition, which closed during the third quarter of 2011.

Inkjet Revenue

Inkjet revenue increased by 14% during the three months ended September 30, 2011, compared to the same period in 2010, primarily due to increased sales of super-wide format printers and UV ink. Our UV printer and ink revenue continues to benefit from the ongoing migration of analog to digital and solvent to UV. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

APPS Revenue

APPS revenue increased by 36% during the three months ended September 30, 2011, compared to the same period in 2010, primarily due to our acquisition strategy in the APPS operating segment, as well as internally generated revenue increases with respect to the Pace, Monarch, Radius, and web-to-print products. APPS revenue benefited from our acquisition of Prism, which closed during the third quarter of 2011, and to a lesser extent, our acquisition of Streamline, which closed during the first quarter of 2011. With Prism, we have acquired more than 300 customers in the Americas, EMEA, and APAC regions and have further expanded our software operating segment outside of the U.S. The APPS international sales force has also increased from the Prism and Radius acquisitions.

The APPS operating segment includes our business process automation software, including Monarch (formerly Hagen), Pace, PSI, Logic, PrintSmith, and PrintFlow; Digital StoreFront, our web-based order entry and order management software; Radius, our business process automation packaging software; PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; and Prism, our business process automation software for shop floor management and work in progress tracking in the printing and packaging industry.

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

Revenue by Operating Segment for the Nine Months Ended September 30, 2011 and 2010

Our revenue by operating segment for the nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Nine months ended September 30,
	2011	Percent of total	2010	Percent of total	Change
					$	%
Fiery	$203,303	48%	$172,892	48%	$30,411	18%
Inkjet	167,689	39	146,261	41	21,428	15
APPS	57,506	13	39,843	11	17,663	44

Total revenue	$428,498	100%	$358,996	100%	$69,502	19%

Overview

Consolidated revenue increased by 19%, or $69.5 million, from $359.0 million for the nine months ended September 30, 2010 to $428.5 million for the nine months ended September 30, 2011 consisting of increased Fiery, Inkjet, and APPS revenue increases of $30.4, $21.4, and $17.7 million, respectively.

Fiery Revenue

Fiery revenue increased by 18% during the nine months ended September 30, 2011, compared to the same period in 2010, as the Fiery operating segment continues to benefit from the conversion from analog to digital technology. Fiery has experienced strong demand in 2011 for current products across all of our OEM distributors and increased revenue from stand-alone and embedded servers and proofing software. Fiery revenue benefited to a lesser extent from the Entrac acquisition, which closed during the third quarter of 2011.

Inkjet Revenue

Inkjet revenue increased by 15% during the nine months ended September 30, 2011, compared to the same period in 2010, across all of our Inkjet product lines encompassing increased printer, UV ink, and service part sales. Coming out of the 2009 downturn, the transition from solvent to UV printers has continued to accelerate. The UV ink and service part sales increase reflects the high utilization that our UV printers are experiencing in the field, which is partially offset by a decreased solvent printer installed base demand, also measured by solvent ink usage and service parts.

APPS Revenue

APPS revenue increased by 44% during the nine months ended September 30, 2011, compared to the same period in 2010, primarily due to internally generated revenue increases with respect to the Pace, Monarch, Radius, and web-to-print products. APPS revenue benefited from our acquisition of Prism, which closed during the third quarter of 2011, and to a lesser extent, our acquisition of Streamline, which closed during the first quarter of 2011.

Revenue by Geographic Area for the Three Months Ended September 30, 2011 and 2010

Our revenue by geographic area for the three months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three months ended September 30,
	2011	Percent of total	2010	Percent of total	Change
					$	%
Americas	$84,935	57%	$75,676	58%	$9,259	12%
EMEA	46,589	32%	37,550	29%	9,039	24%
APAC	15,760	11%	15,823	13%	(63)	(0)%
Japan	7,267	5%	10,988	9%	(3,721)	(34)%
ROW	8,493	6%	4,835	4%	3,658	76%

Total revenue	$147,284	100%	$129,049	100%	$18,235	14%

Our consolidated revenue increase of 14%, or $18.2 million, resulted from double digit percentage growth in the Americas, EMEA, and ROW, partially offset by decreased revenue in Japan.

Americas revenue increased by 12% during the three months ended September 30, 2011 compared to the same period in 2010. Americas revenue increased in all three of our operating segments.

EMEA revenue increased by 24% for the three months ended September 30, 2011, compared to the same period in 2010, due to double digit revenue growth in all three operating segments.

•	Fiery revenue in EMEA increased due to strong demand for current products across most of our OEM distributors and increased revenue from stand-alone and embedded servers and proofing software.

•	Inkjet revenue growth in EMEA was primarily driven by increased sales of our super-wide format printers, UV ink, and parts.

•	Our APPS EMEA customer base has increased significantly as a result of the Prism acquisition and benefited from an expanded international sales force acquired with the Prism and Radius acquisitions.

Japan revenue decreased by 34% for the three months ended September 30, 2011, compared to the same period in 2010 primarily due to decreased Fiery and Inkjet revenue resulting from the poor economy in Japan and delayed sales and supply constraints resulting from the March 2011 earthquake and tsunami.

ROW revenue increased by 76% for the three months ended September 30, 2011, compared to the same period in 2010, primarily due to increased demand in India and China. We have expanded our international sales force as a result of the Prism and Radius acquisitions.

Fiery revenue in the third quarter of 2011 represented 39%, 45%, 97%, and 59% of revenue in the Americas, EMEA, Japan, and ROW locations, respectively, compared with 40%, 51%, 88%, and 32% in the same quarter of 2010.

Inkjet revenue in the third quarter of 2011 represented 40%, 49%, 3%, and 30% of revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 41%, 45%, 12%, and 64% in the same quarter of 2010.

APPS revenue in the third quarter of 2011 represented 21%, 6%, 0%, and 11% of revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 19%, 4%, 0%, and 4% in the same quarter of 2010.

Revenue by Geographic Area for the Nine Months Ended September 30, 2011 and 2010

Our revenue by geographic area for the nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Nine months ended September 30,
	2011	Percent of total	2010	Percent of total	Change
					$	%
Americas	$241,980	57%	$208,016	58%	$33,964	16%
EMEA	133,770	31%	105,539	29%	28,231	27%
APAC	52,748	12%	45,441	13%	7,307	16%
Japan	28,587	7%	32,936	9%	(4,349)	(13)%
ROW	24,161	5%	12,505	4%	11,656	93%

Total revenue	$428,498	100%	$358,996	100%	$69,502	19%

Our consolidated revenue increase of 19%, or $69.5 million, resulted from double digit percentage growth in the Americas, EMEA, and ROW resulting from increased revenue in all three operating segments, partially offset by decreased revenue in Japan.

Japan revenue decreased by 13% for the nine months ended September 30, 2011, compared to the same period in 2010 primarily due to decreased Fiery and Inkjet revenue resulting from the poor economy in Japan and delayed sales and supply constraints resulting from the March 2011 earthquake and tsunami.

Shipments to some of our OEM distributors are made to centralized purchasing and manufacturing locations, which in turn ship to other locations, making it more difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what is reported. We expect that sales outside of the U.S. will continue to represent a significant portion of our total revenue.

A substantial portion of our revenue over the years has been attributable to sales of products through our OEM distributors and independent distributor channels. We have a direct OEM relationship with several leading printer manufacturers and works closely to design, develop, and integrate Fiery controller and software technology to maximize the capability of each OEM print engine. The OEM manufacturers act as distributors and sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for the Fiery controller and software solutions drive demand for Fiery products with the OEM printer manufacturers. For the three months ended September 30, 2011, two customers – Xerox and Ricoh – each provided more than 10% of our revenue individually and 28% of revenue in the aggregate. For the nine months ended September 30, 2011, three customers – Xerox, Konica Minolta, and Ricoh – each provided more than 10% of our revenue individually and 37% of revenue in the aggregate. For the three months ended September 30, 2010, one customer—Xerox – provided approximately 18% of our revenue. For the nine months ended September 30, 2010, two customers – Xerox and Ricoh – each provided more than 10% of our revenue individually and 28% of revenue in the aggregate.

Our reliance on revenue from our major OEM distributors decreased during the three months ended September 30, 2011 because the Inkjet and APPS revenue increases were greater than the Fiery revenue increase in both percentage and absolute dollars. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on OEM distributors to design, develop, and integrate Fiery technology into the OEM print engine as described above. No assurance can be given that our relationships with these and other significant OEM distributors will continue or that we will be successful in increasing the number of our OEM distributors or the size of our existing OEM relationships. Several of our OEM distributors have reduced their purchases from us at various times in the past and any OEM distributor or other customer could do so in the future as there are no contractual obligations with most of our OEMs to purchase our products in significant amounts, or at all. Such reductions have occurred in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we continue to increase our revenue in the Inkjet and APPS operating segments, the percentage of our revenue from individual OEMs will decrease.

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

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the three months ended September 30, 2011 and 2010 was as follows (in thousands):

	$00,000	$00,000	$00,000	$00,000	$00,000
	Three Months Ended September 30, 2011
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total

Revenue	$66,353	$59,411	$21,520	$—	$147,284
Cost of revenue	21,594	35,902	6,353	657	64,506

Gross profit	$44,759	$23,509	$15,167	$(657)	$82,778

Gross profit percentages	67.5%	39.6%	70.5%		56.2%

	$00,000	$00,000	$00,000	$00,000	$00,000
	Three Months Ended September 30, 2010
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total

Revenue	$60,966	$52,232	$15,851	$—	$129,049
Cost of revenue	19,345	34,235	5,197	279	59,056

Gross profit	$41,621	$17,997	$10,654	$(279)	$69,993

Gross profit percentages	68.3%	34.5%	67.2%		54.2%

Overview

Our gross profit percentage improved by 2.0 percentage points from 54.2% of revenue during the three months ended September 30, 2010 to 56.2% of revenue during the three months ended September 30, 2011 primarily due to a 5.1 percentage point increase in the Inkjet gross profit percentage, a 3.3 percentage point increase in the APPS gross profit percentage, and increased Fiery revenue.

Fiery Gross Profit

For the three months ended September 30, 2011, the Fiery gross profit percentage was 67.5%, compared to 68.3% for the same period in 2010, primarily due to increased stand-alone and embedded server revenue and decreased software revenue. Servers have a lower gross profit percentage than add-on software options. The increase in Fiery revenue dollars aided the consolidated gross profit percentage due to the fixed component included within the Fiery cost of revenue.

Inkjet Gross Profit

For the three months ended September 30, 2011, the Inkjet gross profit percentage was 39.6% compared to 34.5% for the same period in 2010. The Inkjet gross profit percentage improved compared with the prior year primarily due to fixed manufacturing costs being spread over higher Inkjet revenue and reduced warranty exposure, which resulted from improved product performance, partially offset by engineering design modifications to improve quality.

APPS Gross Profit

For the three months ended September 30, 2011, the APPS gross profit percentage was 70.5% compared to 67.2% for the same period in 2010. The APPS gross profit percentage improved compared with the prior year primarily due to efficiencies gained through increased revenue. The increase in APPS revenue dollars aided the consolidated gross profit percentage due to the fixed component included within the APPS cost of revenue.

Gross profit by operating segment, excluding stock-based compensation, for the nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	$000,000	$000,000	$000,000	$000,000	$000,000
	Nine Months Ended September 30, 2011
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total

Revenue	$203,303	$167,689	$57,506	$—	$428,498
Cost of revenue	65,385	104,259	17,454	1,334	188,432

Gross profit	$137,918	$63,430	$40,052	$(1,334)	$240,066

Gross profit percentages	67.8%	37.8%	69.6%		56.0%

	$000,000	$000,000	$000,000	$000,000	$000,000

	Nine Months Ended September 30, 2010
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total

Revenue	$172,892	$146,261	$39,843	$—	$358,996
Cost of revenue	55,937	99,495	13,028	809	169,269

Gross profit	$116,955	$46,766	$26,815	$(809)	$189,727

Gross profit percentages	67.6%	32.0%	67.3%		52.8%

Overview

Our gross profit percentage improved by 3.2 percentage points from 52.8% of revenue during the nine months ended September 30, 2010 to 56.0% of revenue during the nine months ended September 30, 2011 primarily due to a 5.8 percentage point increase in the Inkjet gross profit percentage, 2.3 percentage point increase in the APPS gross profit percentage, and increased Fiery revenue.

Fiery Gross Profit

For the nine months ended September 30, 2011, the Fiery gross profit percentage of 67.8% was comparable to 67.6% for the same period in 2010. The increase in Fiery revenue dollars aided the consolidated gross profit percentage due to the fixed component included within the Fiery cost of revenue.

Inkjet Gross Profit

For the nine months ended September 30, 2011, the Inkjet gross profit percentage was 37.8% compared to 32.0% for the same period in 2010. The Inkjet gross profit percentage improved compared with the prior year primarily due to fixed manufacturing costs being spread over higher Inkjet revenue and reduced warranty exposure, which resulted from improved product performance, partially offset by engineering design modifications to improve quality. The Inkjet gross profit percentage also increased due to the $2.3 million write-off of excess solvent inventories and related end-of-life purchases during the nine months ended September 30, 2010, as a result of the accelerating transition from solvent to UV technology.

APPS Gross Profit

For the nine months ended September 30, 2011, the APPS gross profit percentage was 69.6% compared to 67.3% for the same period in 2010. The APPS gross profit percentage improved compared with the prior year primarily due to efficiencies gained through increased revenue. The increase in APPS revenue dollars aided the consolidated gross profit percentage due to the fixed component included within the APPS cost of revenue.

Our Fiery, Inkjet, and APPS gross profit will fluctuate significantly as a result of product mix changes. Consolidated gross profit can be impacted by a variety of other factors, which are unique to each operating segment. These factors include market prices achieved on our current and future products, availability and pricing of key components (including memory, processors, ink components, and print heads), subcontractor manufacturing costs, product mix, channel, geographic mix, product transition results, new product introductions, competition, and general economic conditions in the U.S. and abroad. Consequently, gross profit may fluctuate significantly from period to period. In addition to the factors affecting revenue described above, if we reduce prices, gross profit for our products could be lower.

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

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Research and development	$29,473	$27,249	$2,224	8%	$85,850	$78,207	$7,643	10%
Sales and marketing	30,137	27,244	2,893	11	88,036	78,491	9,545	12
General and administrative	14,095	9,364	4,731	51	40,550	28,221	12,329	44
Restructuring and other	604	950	(346)	(36)	2,316	3,971	(1,655)	(42)
Amortization of identified intangibles	2,311	3,351	(1,040)	(31)	8,720	9,206	(486)	(5)

Total operating expenses	$76,620	$68,158	$8,462	12%	$225,472	$198,096	$27,376	14%

Operating expenses, including restructuring and other charges, acquisition expenses, amortization of intangible assets, change in fair value of contingent consideration, and stock-based compensation, increased by $8.5 million and were 52% and 53% of revenue for the three months ended September 30, 2011 and 2010, respectively. Operating expenses, including restructuring and other charges, acquisition expenses, amortization of intangible assets, change in fair value of contingent consideration, and stock-based compensation, increased by $27.4 million and were 52% and 56% of revenue for the nine months ended September 30, 2011 and 2010, respectively.

Operating expenses increased due to head count increases related to the Prism, Entrac, and Streamline acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, variable compensation due to improved profitability, commission payments resulting from increased revenue, non-recurring engineering expenses related to our product launches, and increased stock-based compensation expense. Effective in the first quarter of 2011, we changed our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate. This change had the impact of increasing operating expenses by $0.7 million during the three months ended September 30, 2011 and reducing operating expenses by $0.7 million for the nine months ended September 30, 2011. The impact of our change in accounting for certain employee benefit costs for interim reporting purposes was not material during the same periods in 2010.

Research and Development

Expenses for research and development consist primarily of costs associated with personnel, consulting, and prototype materials.

Research and development expenses for the three months ended September 30, 2011 were $29.5 million, or 20% of revenue, compared to $27.2 million, or 21% of revenue, for the three months ended September 30, 2010, an increase of $2.3 million, or 8%. Personnel-related expenses increased by $3.2 million primarily due to head count increases related to the Prism, Entrac, and Streamline acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, and variable compensation due to improved profitability. Prototypes and non-recurring engineering expenses increased by $0.4 million related to our product launches. Facility and information technology expenses decreased by $1.3 million primarily due to closure or downsizing of certain research and development locations during the last twelve months.

Research and development expenses for the nine months ended September 30, 2011 were $85.9 million, or 20% of revenue, compared to $78.2 million, or 22% of revenue, for the nine months ended September 30, 2010, an increase of $7.7 million, or 10%. Personnel-related expenses increased by $7.7 million primarily due to head count increases related to the Prism, Entrac, and Streamline acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, and increased variable compensation due to improved profitability. Prototypes and non-recurring engineering expenses increased by $0.8 million related to upcoming product launches. Stock-based compensation expense increased by $0.9 million due to new equity awards granted and a true-up of estimated forfeitures. Facility and information technology expenses decreased by $1.7 million primarily due to closure or downsizing of certain research and development locations during the last twelve months.

We expect that if the U.S. dollar remains volatile against the Indian rupee, Euro, or British pound sterling, research and development expenses reported in U.S. dollars could fluctuate, although we hedge our operating expense exposure to the Indian rupee, which partially mitigates this risk.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, and ROW.

Sales and marketing expenses for the three months ended September 30, 2011 were $30.1 million, or 20% of revenue, compared to $27.2 million, or 21% of revenue, for the three months ended September 30, 2010, an increase of $2.9 million, or 11%. Personnel-related expenses increased by $2.7 million primarily due to head count increases related to the Prism and Streamline acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, increased commission payments resulting from increased revenue, and increased variable compensation due to improved profitability. We have increased trade show and marketing program spending, and related travel, by $0.8 million.

Sales and marketing expenses for the nine months ended September 30, 2011 were $88.0 million, or 21% of revenue, compared to $78.5 million, or 22% of revenue, for the nine months ended September 30, 2010, an increase of $9.5 million, or 12%. Personnel-related expenses increased by $7.3 million primarily due to head count increases related to the Prism and Streamline acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, increased commission payments resulting from increased revenue, and increased variable compensation due to improved profitability. We have increased trade show and marketing program spending, and related travel, by $1.8 million.

Over time, our sales and marketing expenses may increase in absolute terms if revenue increases in future periods as we continue to actively promote our products and introduce new products and services. We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, and other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of costs associated with human resources, legal, and finance expenses.

General and administrative expenses for the three months ended September 30, 2011 were $14.1 million, or 10% of revenue, compared to $9.4 million, or 7% of revenue, for the three months ended September 30, 2010, an increase of $4.7 million, or 51%. Personnel-related expenses increased by $1.7 million primarily driven by head count increases related to the Prism, Entrac, and Streamline acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, and increased variable compensation due to improved profitability. Acquisition-related costs increased by $0.6 million as two acquisitions were closed during the three months ended September 30, 2011, compared with one acquisition that closed during the three months ended September 30, 2010.

Updated probability-adjusted revenue estimates indicate that the 2011 Radius earnout performance targets will be achieved. Consequently, the fair value of the Radius earnout increased by $1.5 million as of September 30, 2011. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

General and administrative expenses for the nine months ended September 30, 2011 were $40.6 million, or 9% of revenue, compared to $28.2 million, or 8% of revenue, for the nine months ended September 30, 2010, an increase of $12.4 million, or 44%. Personnel-related expenses increased by $5.5 million primarily driven by head count increases related to the Prism, Entrac, and Streamline acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, and increased variable compensation due to improved profitability. Stock-based compensation expense increased by $3.9 million due to new equity awards granted and a true-up of estimated forfeitures. Acquisition-related costs increased by $0.4 million as three acquisitions were closed during the nine months ended September 30, 2011, compared with one acquisition that closed during the nine months ended September 30, 2010.

Updated probability-adjusted revenue estimates indicate that the 2011 Radius earnout performance targets will be achieved. Consequently, the fair value of the Radius earnout increased by $1.5 million as of September 30, 2011. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Indian rupee or other currencies, general and administrative expenses reported in U.S. dollars could fluctuate.

Stock-based Compensation

Stock-based compensation expenses for the three months ended September 30, 2011 and 2010 were $5.3 and $4.9 million, respectively, an increase of $0.4 million. Stock-based compensation expenses for the nine months ended September 30, 2011 and 2010 were $17.6 and $12.1 million, respectively, an increase of $5.5 million. The increase in stock-based compensation expenses for the periods reported was primarily due to new equity awards granted with relatively higher fair value driven by the increase in the trading price of our stock and a true-up of estimated forfeitures. As explained in more detail below, amortization of stock-based compensation expense under the graded vesting method results in more significant expense in the initial years of vesting.

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

Restructuring and Other

During the nine months ended September 30, 2011, we have incurred restructuring, integration, and other charges associated with business acquisitions, which have been expensed in accordance with ASC 805, and ASC 420. We have also incurred restructuring charges related to facility closures and relocations. The restructuring plans are accounted for in accordance with ASC 420 and ASC 820.

Restructuring and other for the three months ended September 30, 2011 and 2010 was $0.6 and $1.0 million, respectively, a decrease of $0.4 million. Restructuring and other for the nine months ended September 30, 2011 and 2010 was $2.3 and $4.0 million, respectively, a decrease of $1.7 million. Restructuring and severance charges of $0.3 and $0.7 million resulted from head count reductions of 12 and 20 for the three months ended September 30, 2011 and 2010, respectively. Restructuring and severance charges of $1.6 and $2.2 million related to head count reductions of 41 and 84 for the nine months ended September 30, 2011 and 2010, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement, and relocation costs.

Facilities reduction and other costs of $0.3 and $0.7 million were incurred during the nine months ended September 30, 2011 and 2010, respectively, primarily related to facilities relocations in 2011 and three facilities closures and decreased estimated sublease income necessitated by continuing weakness in the commercial real estate market where these facilities were located in 2010. Integration expenses of $0.4 and $0.3 million were incurred during the nine months ended September 30, 2011 and 2010, respectively, primarily related to 2011 business acquisitions and the Radius acquisition in 2010. Asset impairment of $0.7 million for the nine months ended September 30, 2010 primarily related to the planned closure of a facility and the write-off of a private minority investment.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended September 30, 2011 was $2.3 million, or 2% of revenue, compared to $3.4 million, or 3% of revenue, for the three months ended September 30, 2010. Amortization of identified intangibles for the nine months ended September 30, 2011 was $8.7 million, or 2% of revenue, compared to $9.2 million, or 3% of revenue, for the nine months ended September 30, 2010. The decrease is due to intangible assets that became fully amortized during 2011, partially offset by the amortization of intangible assets identified through the Prism, Entrac, and Streamline acquisitions.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes interest income, net, gains and losses from sales of our cash and short-term investments, gains from sales of investments in privately-held companies, and net foreign currency transaction gains and losses on our operating activities.

Interest and other income, net, for the three months ended September 30, 2011 and 2010 was $1.4 and $3.1 million, respectively, a decrease of $1.7 million. Realized and unrealized foreign exchanges gains (losses) were $(1.8) and $2.5 million for the three months ended September 30, 2011 and 2010, respectively. This $4.3 million fluctuation primarily results from the change in the value of the Euro and, to a lesser extent, from the change in the value of the British pound sterling.

Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are considered to be strategic to us. Each of these investments had been fully impaired in prior years. On September 1, 2011, we sold one of these investments for $2.9 million because it was no longer considered to be strategic.

Interest and other income (expense), net, for the nine months ended September 30, 2011 and 2010 was $4.6 and $(1.0) million, respectively, an increase of $5.6 million. Realized and unrealized foreign exchange gains (losses) were $0.6 and $(2.8) million for the nine months ended September 30, 2011 and 2010, respectively. This $3.4 million fluctuation primarily results from the change in the value of the Euro and, to a lesser extent, from the change in the value of the British pound sterling.

We had net realized investment gains of $0.4 million for the nine months ended September 30, 2010, consisting of gains on our investments in marketable debt securities.

Income (Loss) Before Income Taxes

For the three months ended September 30, 2011, pretax net income of $7.5 million includes $2.9 and $4.6 million of U.S. and foreign pretax net income, respectively. Pretax net income attributable to U.S. operations included amortization of identified intangibles of $1.6 million, stock-based compensation of $5.3 million, restructuring and other of $0.5 million, and acquisition-related expenses of $0.7 million, partially offset by $2.9 million gain on the sale of a minority investment in a privately held company. Pretax net income attributable to foreign operations included amortization of identified intangibles of $0.7 million, restructuring and other of $0.1 million, and change in fair value of contingent consideration of $1.5 million.

For the nine months ended September 30, 2011, pretax net income of $19.2 million includes $2.5 million of U.S. pretax net loss and $21.7 million of foreign pretax net income. Pretax net loss attributable to U.S. operations included amortization of identified intangibles of $7.3 million, stock-based compensation of $17.6 million, restructuring and other of $1.7 million, and acquisition-related expenses of $1.6 million, partially offset by $2.9 million gain on the sale of a minority investment in a privately held company. Pretax net income attributable to foreign operations included amortization of identified intangibles of $1.4 million, restructuring and other of $0.6 million, and change in fair value of contingent consideration of $1.5 million.

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

Provision for Income Taxes

The following table reconciles our tax provision before discrete charges and benefits to our recorded tax provision for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Provision for (benefit from) income taxes before discrete items	$1.4	$1.7	$4.3	$0.2
Provision related to tax shortfalls recorded pursuant to ASC 718-740	—	0.7	—	3.4
Provision related to gain on sale of minority investment in a privately held company	1.1	—	1.1	—
Interest related to unrecognized tax benefits	0.1	0.1	0.4	0.4
Tax benefit related to restructuring and other expense	(0.3)	(0.2)	(0.9)	(1.1)
Tax benefit related to acquisition expenses	(0.1)	—	(0.5)	—
Tax benefit related to asset impairment charges	—	—	—	(0.3)
Tax benefit related to excess solvent inventories and related end-of-life purchases	—	—	—	(0.4)
Tax deductions related to ESPP dispositions	(0.1)	(0.2)	(0.5)	(0.5)
Tax benefit related to reassessment of tax exposure related to filing of prior year tax returns	(0.7)	(2.1)	(0.7)	(2.1)
Tax benefit related to reversals of uncertain tax positions due to statute of limitation expirations	—	(7.3)	—	(7.3)
Tax benefit related to reversals of accrued interest related to uncertain tax positions	—	(1.1)	—	(1.1)

Provision for (benefit from) income taxes	$1.4	$(8.4)	$3.2	$(8.8)

Without the discrete charges and benefits described above, the decrease in the tax provision for the three months ended September 30, 2011, compared with the same period in the prior year, is due primarily to increased tax benefits related to permanently reinvested foreign earnings. The increase in the tax provision for the nine months ended September 30, 2011, compared to the same period in the prior year, is due primarily to increased profitability before income taxes.

Primary differences in 2011 and 2010 between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2011, lower taxes on permanently reinvested foreign earnings in 2011, and the tax effects of stock-based compensation expense recorded in both years pursuant to ASC 718-740, which are non-deductible for tax purposes.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to the recoverability of our deferred tax assets. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than a valuation allowance on deferred tax assets from foreign tax credits resulting from the 2003 acquisition of Best GmbH, compensation deductions potentially limited by IRC 162(m), and net operating loss carryforwards resulting from the 2010 Radius acquisition, we have determined that it is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance in a period, we will include an expense within the tax provision in the Condensed Consolidated Statement of Operations in the period in which such determination is made.

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

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income (loss) and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles and stock-based compensation expense, as well as restructuring related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include end-of-life inventory purchase and related obsolescence, asset impairment, sale of a non-strategic minority investment in a privately held company, acquisition-related transaction costs, and costs to integrate such acquisitions into our business.

Examples of these excluded items are described below:

•	Recurring charges and gains, including:

•	Amortization of acquisition-related intangibles. Intangible assets acquired to date are being amortized on a straight-line basis.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Non-recurring charges and gains, including:

•	Excess solvent inventories and related end-of-life purchases.

•	Restructuring and other consists of:

•	Restructuring related charges. We have incurred restructuring charges as we reduced the number and size of our facilities and the size of our workforce.

•	Asset impairment costs consist primarily of a facility closure and the write-off of a private minority investment.

•	Expenses incurred to integrate businesses acquired during the periods reported.

•	Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions.

•

Change in fair value of contingent consideration. Our management has determined that when analyzing the operating results of an acquired entity, we should focus on the total return provided by the investment (i.e., operating profit generated from the acquired entity compared to the purchase price paid, including the final amounts paid for contingent consideration) without taking into consideration any expenses recognized post-acquisition related to the change in the fair value of the contingent consideration. Our management determined that because the final purchase price paid for an acquisition necessarily reflects the accounting value assigned to both contingent consideration and to the intangible assets, when analyzing the operating results of an acquisition in subsequent periods, we should exclude the GAAP impact of any adjustments to the fair value of acquisition-related contingent consideration to its financial results. We believe this approach is useful in understanding the long-term return provided by an acquisition and that investors benefit from a supplemental non-GAAP financial measure that excludes the impact of this adjustment. For the quarter ended September 30, 2011, we have excluded approximately $1.5 million from our non-GAAP results related to the change in the fair value of the Radius acquisition contingent consideration.

•

Gain on sale of minority investment in a privately held company. Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are considered to be strategic to us. Each of these investments had been fully impaired in prior years. On September 1, 2011, we sold one of these investments for $2.9 million because it was no longer considered to be strategic.

•	Tax effect of non-GAAP adjustments

•	After excluding the items described above, we apply the principles of ASC 740 to estimate the non-GAAP income tax provision in each jurisdiction in which we operate.

•

We have excluded interest accrued on prior year tax reserves of $0.1 and $0.4 million for the three and nine months ended September 30, 2011, respectively, and $0.1 and $0.4 million for the three and nine months ended September 30, 2010, respectively, as well as other tax benefits of $0.4 million for the three and nine months ended September 30, 2011.

•

We have excluded the recognition of previously unrecognized tax benefits of $8.4 million from our non-GAAP net income for the three and nine months ended September 30, 2010 to facilitate comparability of our operating performance between the periods. These tax benefits primarily resulted from the release of previously unrecognized tax benefits resulting from the expiration of U.S. federal statutes of limitations.

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

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share data)	2011	2010	2011	2010

Net income (loss)	$6.1	$13.4	$16.0	$(0.6)

Excess solvent inventories and related end-of-life purchases	—	—	—	2.3
Amortization of identified intangibles	2.3	3.4	8.7	9.2
Stock-based compensation expense	5.3	4.9	17.6	12.1
Acquisition-related transaction costs	0.7	0.1	1.5	1.2
Restructuring and other	0.6	1.0	2.3	4.0
Change in fair value of contingent consideration	1.5	—	1.5	—
Gain on sale of minority investment in a privately held company	(2.9)	—	(2.9)	—
Tax effect on non-GAAP net income	(2.0)	(12.1)	(8.3)	(13.7)

Non-GAAP net income	$11.6	$10.7	$36.4	$14.5

Non-GAAP net income per diluted share	$0.25	$0.23	$0.76	$0.31

Shares for purposes of computing diluted non-GAAP net income per share	47.3	46.9	47.7	46.5

Liquidity and Capital Resources

Overview

Cash and cash equivalents and short-term investments decreased by $26.8 million to $202.9 million as of September 30, 2011 from $229.7 million as of December 31, 2010. This decrease was primarily due to $24.3 million acquisition of Prism, Entrac, and Streamline, net of cash acquired and accrued payments, Pace and Radius earnout payments of $5.1 million, treasury stock purchases of $39.6 million, net settlement of RSUs and RSAs for employee common stock related tax liabilities of $5.4 million, and purchases of property and equipment of $7.7 million, partially offset by cash flows provided by operating activities of $42.8 million, proceeds from ESPP purchases of $6.1 million, proceeds from common stock exercises of $1.9 million, and $2.9 million proceeds from sale of minority investment in a privately-held company.

(in thousands)	September 30, 2011	December 31, 2010	Change
Cash and cash equivalents	$97,524	$126,363	$(28,839)
Short term investments	105,389	103,300	2,089

Total cash, cash equivalents, and short-term investments	$202,913	$229,663	$(26,750)

	Nine months ended September 30,
(in thousands)	2011	2010	Change
Net cash provided by operating activities	$42,845	$18,896	$23,949
Net cash used for investing activities	(36,356)	(19,587)	(16,769)
Net cash provided by (used for) financing activities	(35,305)	3,335	(38,640)
Effect of foreign exchange rate changes on cash and cash equivalents	(23)	159	(182)

Increase (decrease) in cash and cash equivalents	$(28,839)	$2,803	$(31,642)

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchase of shares of our common stock, and working capital. At September 30, 2011, cash and cash equivalents and short term investments available were $202.9 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Cash and cash equivalents and short-term investments held outside of the U.S. in various foreign subsidiaries were $62.8 and $73.2 million as of September 30, 2011 and December 31, 2010, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

Operating Activities

During the first nine months of 2011, our cash flows provided by operating activities were $42.8 million.

Net income of $16.0 million included non-cash charges and credits of $36.9 million, comprised primarily of $14.4 million of depreciation and amortization, $17.6 million of stock-based compensation, $6.1 million provision for inventory obsolescence, offset by $1.2 million of other non-cash charges, credits, and provisions. The net change in operating assets and liabilities of $10.0 million consists primarily of increases in accounts receivable of $2.5 million, inventories of $8.5 million, and other current assets of $4.7 million, partially offset by increases in net taxes payable of $2.3 million and deferred revenue and accrued liabilities (net of decreased accounts payable) of $3.4 million.

Accounts Receivable

Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average days sales outstanding (“DSO”) for accounts receivable. DSOs were 57 and 54 days at September 30, 2011 and December 31, 2010, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. The increase in DSOs was primarily due to the lack of linearity of our sales during the quarter ended September 30, 2011. DSOs will vary from period to period because of changes in quarterly revenue, the linearity of shipments and billings during the quarter, the effectiveness of our collection efforts, and other factors. As the percentage of our APPS and Inkjet related revenue increases, DSOs will trend higher. Our DSOs related to software and direct sales are traditionally higher than those related to OEM distributors as, historically, OEMs have paid on a more timely basis.

Inventories

Our inventories are procured primarily in support of the Inkjet and Fiery operating segments. Inventories increased to $47.3 million at September 30, 2011 from $46.2 million as of December 31, 2010. The increase in inventories is primarily due to inventories required to support Inkjet product launches, partially offset by operational efficiencies.

Investing Activities

Acquisitions

Prism, Entrac, and Streamline were acquired during the nine months ended September 30, 2011, for approximately $24.3 million in cash, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets and accrued working capital payments.

Earnout payments were made during the nine months ended September 30, 2011 relating to previously accrued Pace and Radius liabilities of $2.9 and $2.1 million, respectively. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet of $0.4 million were reflected as cash used for operating activities in the Condensed Consolidated Statement of Cash Flows during the nine months ended September 30, 2011.

Gain on sale of investment in Privately-Held Company

Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are considered to be strategic to us. Each of these investments had been fully impaired in prior years. On September 1, 2011, we received the proceeds from the sale of one of these investments of $2.9 million.

Investments

Purchases of marketable securities, net of proceeds from sales and maturities, were $3.3 million during the nine months ended September 30, 2011. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Property and Equipment, Net

Net purchases of property and equipment were $7.7 million during the nine months ended September 30, 2011. Our property and equipment additions have historically been funded from operating activities. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware/ software used in our business, and our business outlook.

Financing Activities

Financing activities included treasury stock purchases of $39.6 million under the common stock repurchase programs approved by the board of directors in 2011 and net settlement of RSUs and RSAs for employee common stock related tax liabilities of $5.4 million. We received $6.1 million related to the ESPP and $1.9 million related to stock option exercises.

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

Other Commitments

Our Fiery inventories consist primarily of raw and finished goods, memory subsystems, processors, and ASICs, which are sold to third party contract manufacturers responsible for manufacturing our products. Our Inkjet inventories consist of raw and finished goods, print heads, frames, solvent ink, and other components in support of our internal manufacturing operations and UV ink, which is purchased from third party contract manufacturers responsible for manufacturing our UV ink. Should we decide to purchase components and manufacture our own controllers or UV ink, or should it become necessary to purchase and sell components other than the processors, ASICs, or memory subsystems to our third party contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventories we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supplies were reduced or not available.

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

Contractual Obligations

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

As of September 30, 2011, we were a party to a synthetic lease (“Lease”) covering our Foster City facility located at 303 Velocity Way, Foster City, California. The Lease provides a cost effective means of providing adequate office space for our corporate offices. The Lease includes an option allowing us to purchase the facility for the amount expended by the lessor to purchase the facility.

We have guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the Lease. Under the financial covenants, we must maintain a minimum net worth and tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger-related covenants as of September 30, 2011. We have assessed our exposure in relation to the first loss guarantees under the Lease and have determined there is no deficiency to the guaranteed value at September 30, 2011. If there is a decline in value, we will record a loss associated with the residual value guarantee. The $56.9 million pledged under the Lease is in LIBOR-based interest bearing accounts as of September 30, 2011 and is restricted as to withdrawal at all times. As of September 30, 2011, we are treated as the owner of this building for federal income tax purposes. In conjunction with the Lease, we leased the land on which the building is located to the lessor of the building. This separate ground lease is for approximately 30 years. The Lease will expire in 2014.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the tightening of global credit markets and increase in economic uncertainty that have affected various sectors of the financial markets and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.8 million at September 30, 2011.

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

The following table presents the hypothetical change in fair values in the financial instruments held by us at September 30, 2011 that are sensitive to changes in interest rates. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$121,378	$120,372	$119,367

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, and Japanese yen. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (primarily Euro, British pound sterling, and Japanese yen) and operating expenses (primarily Euro, British pound sterling, Japanese yen, and Indian rupee) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.8 million at September 30, 2011.

Financial Risk Management

The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated sales in Europe, Japan, and the U.K. and operating expenses in Europe, India, Japan, and the U.K. We hedge our operating expense exposure in Indian rupees. As of September 30, 2011, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended September 30, 2011, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2011, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2011, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

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

In a subsequent decision, the Mannheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst has appealed the decision and the appeal is currently pending at the court of appeal in Karlsruhe, Germany. The appeal hearing took place on October 26, 2011, and the court of appeal took the matter under submission without issuing a decision.

Although we do not believe it is probable that we will incur a loss, it is reasonably possible that our financial statements could be materially affected by the unfavorable resolution of this matter. Because the action was dismissed and Durst’s patent was invalidated in the Mannheim court, among other reasons, we are unable to estimate the amount or range of loss that may be incurred.

Durst v. EFI GmbH and EFI, et al. – Duesseldorf Litigation

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany, alleging infringement of a German patent. EFI and EFI GmbH have been served, and we are continuing to evaluate the allegations. Because this proceeding is in the preliminary stages and we have not had an opportunity to complete our evaluation of the allegations, we are not yet in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

N.V. Perfectproof Europe v. BEST GmbH

On December 31, 2001, N.V. Perfectproof Europe (“Perfectproof”) filed a complaint against BEST GmbH, currently Electronics For Imaging, GmbH (“BEST”) in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EUR 599,946 for such termination and additional damages of EUR 247,894, or a total of approximately $1.2 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and challenged its jurisdiction over the claim. Perfectproof appealed the judgment, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and sent the case back to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case and that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement and as such, was subject to reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an expert to review accounting and other records of the parties and address certain questions relevant in assessing the amount of total damages that Perfectproof claimed it suffered. We received the expert’s preliminary report on July 14, 2011. and filed, on August 16, 2011, a response to the expert’s report. On October 2011, the expert issued the final report in which the expert’s analysis of itemized damages are, in the aggregate, significantly less than the amount of damages claimed by Perfectproof.

Although we do not believe that Perfectproof’s claims are founded and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected by the court’s decision regarding the assessment of damages. Upon filing the final report with the court, the court may approve the report and pronounce the final amount of damages to be paid by us, or require additional analysis or consider further challenges to the final damages determination. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $1.2 million.

As of September 30, 2011, we are also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material with respect to our financial statements and that for the other claims a range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Item 1A:	Risk Factors

In addition to information regarding risk factors that appear in “Management’s Discussion and Analysis – Forward-looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), which could materially affect our business, financial condition, or future results. The risks described herein and in our 2010 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

In addition to the risk factors disclosed herein and in our 2010 Form 10-K, we have identified the following material change to our risk factors:

The natural disaster in Japan could reduce our sales and profitability.

Although we do not have manufacturing facilities in Japan, some of our OEM distributors are headquartered or have significant operations in Japan, including the development and manufacturing of digital copiers and printers, which are sold with our Fiery controllers, some of the components sourced for our products are manufactured in Japan, and certain of our subcontractors have significant operations in Japan. As a result of the natural disaster in Japan, some of our OEMs with operations in Japan have reduced their orders of products from us as a result of interruptions in their businesses, and may continue to reduce their orders. We may find it difficult to procure components that are currently sourced directly or indirectly from Japanese suppliers, either of which could adversely impact our business. A significant reduction in the supply of some components of our products could prevent us from manufacturing products that require components sourced in Japan or increase our expenses as we are forced to find alternative sources of supply. Should such reduced demand and tightened supply conditions arise and continue over an extended period of time, our results of operation and financial condition could be significantly impacted.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchases for the quarter ended September 30, 2011 (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2011	186	$17.52	186	$10,472
August 2011	794	15.85	655	30,001
September 2011	689	13.97	689	20,377

Total	1,669		1530

(1)	In February 2011, our board of directors authorized a $30 million repurchase of our outstanding common stock. In August 2011, our board of directors authorized an additional $30 million repurchase of our outstanding common stock. Under these publicly announced plans, we repurchased 1.5 and 2.5 million shares for an aggregate purchase price of $23.3 and $39.6 million during the three and nine months ended September 30, 2011, respectively.
(2)	Includes 139 thousand shares purchased from employees to satisfy minimum tax withholding obligations that arose on the vesting of RSUs and RSAs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Reserved

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Retirement and Transition Agreement dated July 20, 2011, by and between Electronics For Imaging, Inc. and Fred Rosenzweig (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2011 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: October 28, 2011	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2011	/s/ Vincent Pilette
Vincent Pilette
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Retirement and Transition Agreement dated July 20, 2011, by and between Electronics For Imaging, Inc. and Fred Rosenzweig (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2011 (File No. 000-18805) and incorporated herein by reference.