Form 10-K
period 2011-12-31
ELECTRONICS FOR IMAGING INC
filed 2012-02-21
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2011 was $657,043,599.**

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of February 1, 2012 was 45,959,220.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

** Based on the last trade price of the registrant’s common stock reported on The NASDAQ Global Select Market on June 30, 2011, the last business day of the registrant’s second quarter of the 2011 fiscal year. Excludes 8,146,155 shares of common stock held by directors, executive officers and holders known to the registrant to hold 10% or more of the registrant’s outstanding common stock in that such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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

PART I

This Annual Report on Form 10-K includes certain registered trademarks, trademarks, and trade names of Electronics For Imaging, Inc., its subsidiaries, and others. Electronics For Imaging, the EFI logo, Fiery, the Fiery logo, PrintMe, Inkware, Jetrion, VUTEk, PrintFlow, PrintSmith, and Digital StoreFront are registered trademarks of the Company in the U.S. and/or certain other countries. EFI, Rastek, the APPS logo, Hagen, PSI, Logic, Pace, Radius, PrintStream, and Prism are trademarks of the Company in the U.S. and/or certain other countries. All other terms and product names may be trademarks or registered trademarks of their respective owners, and are hereby acknowledged. References to “EFI,” the “Company,” “we,” “us,” and “our” mean Electronics For Imaging, Inc. and its subsidiaries, unless the context means otherwise.

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

We also make available free of charge through our internet website (http://www.efi.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. None of the information on our website is incorporated by reference into our reports filed with, or furnished to, the SEC.

General

EFI was incorporated in Delaware in 1988 and commenced operations in 1989. Our initial public offering of common stock was effective in 1992. Our common stock is traded on The NASDAQ Global Select Market under the symbol EFII. Our corporate offices are located at 303 Velocity Way, Foster City, California 94404.

We are a world leader in customer-focused digital printing innovation focused on the transformation of the printing and packaging industries from the use of traditional analog based presses to digital on-demand printing.

Our products include color digital print controllers, industrial super-wide, wide format, and label and packaging digital inkjet printers that utilize our digital ink, and business process automation solutions. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our digital industrial inkjet printers and digital ultra-violet (“UV”) ink, of which we are the largest world-wide manufacturer. Our product portfolio includes Fiery digital color print servers (“Fiery”); industrial Inkjet products (“Inkjet”) including VUTEk super-wide and Rastek wide format digital industrial inkjet printers, Jetrion label and packaging digital inkjet printing systems, and ink for each of these printers; and Advanced Professional Print Software (“APPS”) consisting of print production workflow and business process automation software, which provides corporate printing solutions, label and packaging solutions, and mailing and fulfillment solutions for the printing industry. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Products and Services

Fiery

Our Fiery brand consists of print servers, controllers, and digital front ends (“DFEs”), which transform digital copiers and printers into high performance networked printing devices. Once networked, Fiery-powered printers and copiers can be shared across workgroups, departments, the enterprise, and the internet to quickly and economically produce high-quality color documents. We have a direct relationship with several leading printer manufacturers, which we previously referred to as original equipment manufacturers (“OEMs”). We work closely together to design, develop, and integrate Fiery controller and software technology to maximize the capability of each print engine. The printer manufacturers act as distributors and sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for the Fiery controller and software solutions drives demand for Fiery products through the printer manufacturers.

Fiery products are comprised of (i) stand-alone print controllers and servers connected to digital copiers and other peripheral devices, (ii) embedded and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our controller solutions such as Fiery Central and MicroPress, (iv) Entrac, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

Our main controller platforms, primary printer manufacturer customers, and end user environments are as follows:

Platform	Printer Manufacturers or Customers	User Environments
Fiery external print servers	Canon, Fuji Xerox, Konica Minolta, OKI Data, Ricoh, Toshiba, Xerox, Kyocera Mita	Print for Pay, Corporate Reprographic Departments, Graphic Arts, Advertising Agencies, Transactional & Commercial Printers

Fiery embedded and design-licensed solutions	Canon, Fuji Xerox, Konica Minolta, OKI Data, Ricoh, Toshiba, Xerox Kyocera Mita	Office Environments, Print for Pay, and Quick Printers

Fiery Central, MicroPress	Canon, Konica Minolta, Ricoh	Corporate Reprographic Departments, Commercial Printers, and production workflow solutions

Entrac	Fedex Office Staples	ExpressPay self-service and payment solutions for retail copy and print stores, hotel business centers, and convention centers.

PrintMe Mobile	Enterprise mobile print solution	Mobile printing from any mobile device to any network printer

Proofing software: ColorProof XF, Fiery XF, ColorProof eXpress, and Xflow	Digital color proofing and inkjet production print solutions offering fast, flexible workflow, power, and expandability	Digital, commercial and hybrid printers, prepress providers, publishers, creative agencies and photographers, and super-wide & wide format print providers

Inkjet

Our industrial inkjet products address the high-growth segments of digital inkjet, where significant conversion to production digital inkjet printing is occurring.

Our industry-leading VUTEk super-wide format digital industrial inkjet printers and ink are used by billboard graphics printers, commercial photo labs, large sign shops, graphic screen printers, specialty commercial printers, and digital graphics providers serving the fast-growing out-of-home advertising and industrial specialty print segments by printing point of purchase displays, signage, banners, fleet graphics, building wraps, art exhibits, customized architectural elements, and other large graphic displays. We introduced the GS series of high-speed, high-resolution super-wide format printers in 2009 with follow-on models introduced in 2010 and 2011. VUTEk printers primarily use UV curable ink, of which we are the largest world-wide manufacturer, although our solvent ink printers remain in use in the field. Our Rastek hybrid and flatbed entry level production UV wide format inkjet printers are developed, manufactured, and marketed to the mid-range industrial inkjet printer market.

Our Jetrion products specialize in label and packaging digital inkjet printing and provide a wide array of label and packaging digital inkjet systems, custom high-performance integration solutions, and specialty digital UV ink to the label, packaging, and converting industries. In 2008, we launched our Jetrion 4000 Full Color Digital Label printer focused on short run, on-demand, color label printing with follow-on models in 2009 and 2011.

We are the largest world-wide manufacturer and marketer of digital UV ink used in our industrial inkjet printers and were first to market with digital UV ink cured by LED for use in high-end production wide format inkjet. Our ink is customized for each of our printers to provide optimum performance and the highest output quality. Our ink provides a recurring revenue stream generated from sales to our existing customer base of installed printers.

Some of our digital industrial inkjet printers and their related features are as follows:

Printer Type	Models	Capabilities	Application Examples
VUTEk	GS Series Printers QS Series Printers UltraVU UV Ink PressVU UV Ink	Printing widths of 2 to 5 meters; 6, 7, and 8 colors, plus white; Flexible and rigid substrates; UV curable inks	Super-wide format Banners, Billboards, Signage, Building Wraps, Flags, Point of purchase and exhibition signage, Backlit displays, and Photo-quality graphics

Rastek	H family of hybrid printers T family of flatbed printers	Speeds up to 44.5 square meters per hour and up to 1,200 dpi; Handles media of thicknesses up to 5 centimeters	Wide format Indoor and outdoor graphics with photographic image quality Mid-range market

Jetrion	4000 Series	Print resolutions up to 1000 dpi; 4 or 5 colors; Precise color-color registration	Primary and secondary label applications, Industrial label or flexible packaging markets

APPS

To provide our customers with solutions to manage and streamline their printing operations, we have developed technology that enhances printing workflow and makes printing operations more powerful, productive, and easier to manage. Most of our software solutions have been developed with the express goal of automating print processes and streamlining workflow via open, integrated, and interoperable EFI products, services, and solutions. The APPS operating segment includes our business process automation software, including Monarch (formerly Hagen), PSI, Logic, PrintSmith, and PrintFlow; Pace, our business process automation software that is available in a cloud-based environment; Digital StoreFront, our cloud- based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; Radius, our business process automation software for label and packaging printers; PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; Prism, our business process automation software for the printing and packaging industry; and Alphagraph, which includes business process automation solutions for the graphic arts industry.

We sell PrintSmith to small print-for-pay and small commercial print shops; Pace to medium and large commercial print shops, display graphics providers, in-plant printing operations, and government printing operations; Monarch to large commercial, publication, direct mail, and digital print shops; Radius to the label and packaging industry; Digital StoreFront to customers desiring e-commerce and web-to-print solutions, and PrintStream to Pace and Monarch customers that provide fulfillment services to their end customers.

Our enterprise resource planning and collaborative supply chain business process automation software solutions are designed to enable printers and print buyers to improve productivity and customer service while reducing costs. Web-to-print applications for print buyers and print producers facilitate web-based collaboration across the print supply chain. Customers recognize that business process automation is essential to improving their business practices and profitability. We are focused on making our business process automation solutions the global industry standard.

We provide consulting and support services, as well as warranty support for our software products. We typically sell an annual full service maintenance agreement with each license sold that provides warranty protection from date of shipment. The sale and renewal of annual maintenance agreements provide a recurring revenue stream.

Our primary software offerings include:

Product Name	Description	User
Business process automation software: Monarch (formerly Hagen), PSI, Logic, PrintSmith, PrintFlow, Radius, PrintStream, Prism, and Alphagraph	Collect, organize, and present business process information to improve productivity and customer service while reducing costs.	Commercial, publishing, digital, in-plant, print for pay, large format, and specialty printing and packaging companies

Cloud-based business process automation software: Pace	Software modules for: estimating, scheduling, print production, accounting, e-commerce, and web-to-print	Commercial, digital, display graphics, in- plant, and print for pay

Cloud-based order entry and order management systems: Digital StoreFront, PrinterSite, and PrintSmith Site	Procurement applications for print buyers and print producers facilitate cloud-based collaboration across the supply chain.	Commercial, publishing, digital, in-plant, print for pay, large format, and specialty printers

Sales, Marketing, and Distribution

We have assembled, internally and through acquisitions, an experienced team of technical support and sales and marketing personnel with backgrounds in color reproduction, digital pre-press, image processing, business process automation systems, networking, and software and hardware engineering, as well as market knowledge of enterprise printing, graphic arts, and commercial printing. By applying our expertise in these areas, we expect to continue to expand the scope and sophistication of our products and gain access to new markets and channels of distribution.

Fiery

The primary distribution channel for our Fiery products is through our direct relationship with several leading printer manufacturers. We work closely together to design, develop, and integrate Fiery controller and software technology to maximize the capability of each print engine. The printer manufacturers act as distributors and sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for our Fiery controller and software solutions drives demand for Fiery products through the printer manufacturers.

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on these significant printer manufacturer / distributors to design, develop, and integrate Fiery technology into their print engine as described above. See Item 1A— We have a direct relationship with several leading printer manufacturers and work closely with them to design, develop, and integrate Fiery controller and software technology to maximize the capability of their print engines. These manufacturers act as distributors and sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for the Fiery controller and software solutions drives demand for Fiery products through the printer manufacturers. Consequently, we do not typically have long-term purchase contracts with these printer manufacturer customers. They have in the past reduced or ceased, and could at any time in the future reduce or cease, to purchase products from us, thereby harming our operating results and business.

We are aligned with the following significant printer manufacturers: Canon, Epson, Fuji Xerox, Konica Minolta, Kyocera Mita, OKI Data, Ricoh, Toshiba, and Xerox. Kyocera Mita was added as a new Fiery distributor in 2011.

Our proofing products are sold primarily to authorized distributors, dealers and resellers who in turn sell the solutions to end users either stand-alone or bundled with other solutions they offer. Primary customers with whom we have established distribution agreements include Canon, Xerox, Heidelberg, Hewlett-Packard, and other sales companies. There can be no assurance that we will continue to successfully distribute our products through these channels.

Inkjet

Our industrial Inkjet products are sold primarily through our direct sales force augmented by some select distributors in North America and Europe and by distributors world-wide. Any interruption of either of these distribution channels could negatively impact us in the future. We added a new Inkjet distributor in 2011 as Heidelberg will distribute the GS series of super-wide format digital industrial inkjet printers in Canada.

We promote our industrial Inkjet products through public relations, direct mail, advertising, promotional material, trade shows, and ongoing customer communication programs. The majority of sales leads for our inkjet printer sales are generated from trade shows. Any interruption in our trade show participation could materially impact our revenue and profitability. There were approximately 1,000 customers in attendance at our annual EFI Connect trade show, which generates leads for the Inkjet and APPS operating segments and generates end user demand for the Fiery segment.

APPS

Our enterprise resource planning and collaborative supply chain business process automation software solutions within our APPS portfolio are primarily sold directly to end users by our direct sales force in North America and Europe. An additional distribution channel for our APPS software products is through direct sale to a mix of distributors consisting of authorized distributors, dealers, and resellers who in turn sell the software solutions to end users either stand-alone or bundled with other solutions they offer. Primary customers with whom we have established distribution agreements include Canon, Ricoh, Konica Minolta, Oce, xpedx, and other sales companies. Xerox began selling our Digital StoreFront cloud-based e-commerce and web-to-print solution in 2011. In addition, there are a number of small private resellers of our business process automation software in different geographic regions throughout the world where a direct sales force is not cost-effective. There can be no assurance that we will continue to successfully distribute products through these channels.

Growth and Expansion Strategies

The growth and expansion of our revenue will be derived from product innovation, increasing market coverage, and expanding the addressable market. We plan to continue to introduce new generations of Fiery digital print controllers. We expect to expand and improve our offerings in Inkjet and APPS, including new product lines related to digital printing, workflow, and print management. Our primary goal is to offer best of breed solutions that are interoperable and conform to open standards, which will allow customers to configure the most efficient solution for their business by establishing enterprise coherence and leveraging industry standardization.

Product Innovation

We achieve product innovation through internal research and development efforts, as well as by acquiring businesses that own technology that is synergistic with our product lines and may be attractive to our customers. We explore acquisition possibilities as a means of expanding our product lines and customer base. Although there can be no assurance that acquisitions will be successful, acquisitions have allowed us to broaden our product lines. Examples include the Streamline Development, LLC (“Streamline”), Prism Group Holdings Limited (“Prism”), alphagraph team GmbH (“Alphagraph”), and Radius Solutions Incorporated (“Radius”) acquisitions in the APPS operating segment in 2011 and 2010 and the Entrac Technologies, Inc. (“Entrac”) acquisition in the Fiery operating segment in 2011.

Fiery. We internally develop new digital print controllers that are “scalable,” which means they meet the changing needs of the user as their business grows. Our products offer a broad range of features and functionality when connected to, or integrated with, digital color copiers. We intend to continue our development of platform enhancements that advance the performance and usability of our software applications to provide cohesive and integrated solutions for our customers.

As 2011 marks the 20 year anniversary of the first Fiery digital print server, we launched the next generation Fiery platform, “Fiery System 10”. The new platform has accelerated document delivery, updated system calibration technology to improve color consistency, tightened integration with the printer’s finishing options, and increased the level of flexibility and control. We also launched the latest version of the Fiery® Command WorkStation® print job management and user interface software in 2011, with improved image quality, color output, usability, and workflow. We also continued to upgrade and introduce new print engines within our printer manufacturer relationships.

We launched various upgrades to our Fiery product line in 2010, including the next generation Fiery platform with new color tools, support of the Adobe® PDF Print Engine v2 for pure PDF workflows, and improved Job Definition Format (“JDF”) integration.

In 2010, we launched PrintMe Connect, which is a software application that enables direct printing from Apple® iPad®, iPhone®, and iPod touch® iOS 4.2-enabled devices to EFI Fiery-driven printers or multi-function peripherals. PrintMe was the world’s first cloud-based printing platform that enabled mobile workers to upload their documents to the PrintMe cloud and securely print them on any PrintMe-enabled printer. In 2011, we launched PrintMe Mobile, an enterprise solution that lets business users print directly from Apple, Android, and Blackberry tablets and smartphones to any networked printer.

In 2011, EFI acquired Entrac, a leading provider of self-service and payment solutions that allow service providers to offer access to business machines including printers, copiers, computers/internet access, fax machines, and photo printing kiosks.

Inkjet. Product innovation in the Inkjet operating segment has been entirely through internal development, subsequent to the Raster Printers, Inc. (“Raster”) acquisition in 2008. In 2009, we introduced the GS series of super-wide format printers. The GS2000 is a 2-meter printer that delivers photorealistic quality at high speeds. The GS3200 is a 3.2 meter printer, which also delivers photorealistic quality and higher speed while expanding the reach of the super-wide format printer into new industries and innovative applications. The GS5000r printer was launched in 2010 and offers higher quality and speed that focuses on markets that demand point-of-purchase-quality graphics.

In 2011, we introduced the GS3250LX UV-curing digital inkjet printer incorporating “cool cure” LED technology and increased productivity to facilitate faster and more efficient job production, the GS3250r, which is a dedicated roll-fed machine developed to bring the cost savings and flexibility of solvent-based inks to a UV-curable platform while offering the highest print quality in its class, and the TX3250r, which was developed for the textile printing market.

We also launched the Fiery XF ProServer in 2011, which is a high-performance production solution for the complete line-up of VUTEk super-wide format UV digital inkjet printers.

The purchase of the Raster business in 2008 enabled us to sell Rastek wide format hybrid and flatbed printers. In 2009, the launch of the H650 and T660 Rastek wide format printers offered high image quality to mid-size print companies. This was followed by the increased speed of the H652 and flexibility of the T1000 wide format printers, which were launched in 2010.

In 2009, we added the Jetrion 4830 UV Inkjet System with a wider web width (8.3 inches) and faster linear speeds. The 4830 increases throughput compared to the market leading Jetrion 4000. In 2011, we launched the Jetrion 4900, a UV digital inkjet printing system combining digital printing with in-line laser finishing for label converters.

Subsequent to year end, on January 10, 2012, we acquired privately held Cretaprint S.L. (“Cretaprint”), headquartered in Castellon, Spain. Cretaprint is a leading developer and supplier of inkjet printers for ceramic tiles.

APPS. With the exception of the launch of a new version of our Radius business process automation packaging software targeted at the small-to-medium business segment and new version releases of each of our software products, there were no other significant internally developed new software products in the APPS operating segment in 2011. The Prinstream fulfillment software module will be integrated with the Pace and Monarch business process automation software products in early 2012,

We have announced an intention to continue to explore additional acquisition opportunities in the APPS operating segment to further consolidate the business process automation and web-based order entry and order management software industries in both the Americas and world-wide. In 2011, we acquired Streamline, which provides PrintStream business process automation software for mailing and fulfillment services in the printing industry; Prism, which provides business process automation software for shop floor management and work in progress tracking in the printing and packaging industry; and Alphagraph, which provides business process automation solutions for the graphic arts industry. Alphagraph’s software solutions are used in over 6,000 facilities in 15 countries.

Increasing Market Coverage

Fiery. We have a direct relationship with several leading printer manufacturers and copier industry companies. We work closely together to design, develop, and integrate Fiery controller and software technology to maximize the capability of each print engine. The printer manufacturers act as distributors to sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for the Fiery controller and software solutions drives demand for Fiery products through the printer manufacturers.

Our relationships with the leading printer and copier industry companies are one of our most important assets. We have established relationships with leading printer and copier industry companies, including Canon, Epson, Fuji Xerox, Konica Minolta, Kyocera Mita, OKI Data, Ricoh, Toshiba, and Xerox.

These relationships are based on business relationships that have been established over time. Our agreements with these customers generally do not require them to make any future purchases from us. They are generally free to purchase and offer products from our competitors, or build their own products for sale to the end customer, or cease purchasing our products at any time, for any reason, or no reason.

PrintMe was the world’s first cloud-based printing platform that enabled mobile workers to upload their documents to the PrintMe cloud and securely print them on any PrintMe-enabled printer. Significant distributors and resellers of our PrintMe Connect software application include Xerox and Canon. Office workers can now print from virtually any mobile device to Xerox’s multifunction printers with PrintMe®. Canon’s imageRUNNER ADVANCE lineup of color and black & white office systems utilizing Fiery-based imagePASS and ColorPASS controllers now support our direct mobile printing solution.

Inkjet and APPS. Our Inkjet and APPS products are sold through our direct sales force and via distribution arrangements to all sizes of print providers. The acquisition of Prism and Alphagraph in 2011 and Radius in 2010 have led to an increased international presence for our APPS business including an expansion of our direct sales force.

We have established relationships with many leading distribution companies in the graphic arts and commercial print industries such as Nazdar, Heidelberg, 3M, xpedx, as well as significant printer manufacturing companies including Ricoh, Canon, Oce, and Konica Minolta. We have also established global relationships with many of the leading print providers, such as R.R. Donnelley, Fedex Office, and Staples. These direct sales relationships, along with dealer arrangements, are important for our understanding of the end markets for our products and serve as a source of future product development ideas. In many cases, our products are customized for the needs of large customers, yet maintain the common intuitive interfaces that we are known for around the world.

Expanding Addressable Market

Fiery. The Fiery addressable market consists of commercial print, medium print-for-pay, and quick print businesses. The compound annual growth rate for the production color digital print market has been 2.9% since 2010, according to InfoTrends U.S. Print On Demand Market Forecast. Our strategy is to grow the Fiery business in the high-end commercial print market with our digital engines, continue to gain share in the light production medium print-for-pay market via innovation and support, and expand into the enterprise quick print business by leveraging the cloud through our PrintMe technology. Fiery is gaining market share in the Americas and Europe, Middle East, and Africa (“EMEA”) in the light production and high end commercial print segments.

Inkjet. The Inkjet addressable market is best measured through the growth of the signage market. We believe the printed (analog) signage market is expected to grow at a compound annual growth rate of 2% annually, according to internal market estimates. We expect the digital signage market to grow more rapidly at a compound annual growth rate of 15% annually, according to internal market estimates. We are helping to accelerate this transition from analog to digital printing technology through our introduction of high speed and high performance digital industrial inkjet printers.

The industrial inkjet market consists primarily of the super-wide format longer production run printer market, which we address via our VUTEk digital industrial inkjet product line, the wide format medium production run printer market, which we address via our Rastek digital industrial inkjet product line, and the label and packaging digital inkjet printer market, which we address via our Jetrion label and packaging digital inkjet product line. The addressable label and packaging digital inkjet market growth can be measured through growth in the label and packaging digital inkjet printing market and U.S. label demand (15.7% and 5.1% compound annual growth rates, respectively, since 2009, according to internal market estimates). Despite the growth in the digital industrial inkjet market, we estimate that digital inkjet is currently only 10% of the market, with analog comprising the remaining 90%, which is indicative of a significant opportunity to expand the addressable digital industrial inkjet market.

The addressable Inkjet market growth is also driven by the transition from solvent-based printing to UV curable-based printing and the transition from UV curing to UV/LED curing. Our product innovations are a key driver in this transition. We are the largest manufacturer of digital UV ink in the world.

APPS. The addressable APPS market consists primarily of business process automation and e-commerce software for the printing industry. We estimate that our business process automation market share of new software licenses is approximately 70% in the Americas, while our e-commerce market share is approximately 25% in the Americas. This market consists of small print-for-pay and small commercial print shops, medium and large commercial print shops, display graphics providers, in-plant printing operations, government printing operations, large commercial, publication, direct mail, and digital print shops, and the packaging industry. We are the largest provider of print business process automation software as measured in terms of revenue and number of installations world-wide.

The addressable APPS market is growing primarily through the opportunity for our customers to develop a more efficient, integrated, and profitable business. We help drive our customers’ business success with a scalable digital product solution and service portfolio that increases their profits, reduces cost, improves productivity, and optimizes their performance on every job from creation to print. Our growth in this market is being generated both externally, through our Streamline, Prism, and Alphagraph acquisitions in 2011 and our Radius acquisition in 2010, and internally through our sales efforts with respect to our legacy software products, and by converting our legacy software customers to our current product offerings of PrintSmith, Pace, Monarch, and Radius.

Further growth in the addressable markets for Fiery, Inkjet, and APPS has been driven by our development of an integrated VUTEk / Fiery / APPS production workflow.

Establish Enterprise Coherence and Leverage Industry Standardization

In developing new products and platforms, we establish coherence across our product lines by designing products that provide a consistent “look and feel” to the end user. We believe cross-product coherence creates higher productivity levels as a result of shortened learning curves. We believe the integrated coherence that end users can achieve using our products for all of their digital printing and imaging needs leads to a lower total cost of ownership. We advocate open architecture utilizing industry-established standards to provide interoperability across a range of digital printing devices and software applications, ultimately providing end users more choice and flexibility in their selection of products. For example, integration between our cloud-based Digital StoreFront application, our Monarch business process automation application, and our Fiery XF Production Color RIP including integration to our Fiery or VUTEk product lines, is achieved by leveraging the industry standard JDF.

We received our tenth JDF certification from Printing Industries of America, and one of the first for digital printing, for our Pace product during 2011.

Significant Relationships

We have established and continue to build and expand relationships with the leading printer manufacturers and distributors of digital printing technology in order to benefit from their products, distribution channels, and marketing resources. Our customers include domestic and international manufacturers, distributors, and sellers of digital copiers and wide format printers. We work closely with the leading printer manufacturers to develop solutions that incorporate leading technology and work optimally in conjunction with their products. The top revenue-generating printer manufacturers, in alphabetical order, that we sold products to in 2011 were Canon, Epson, Fuji Xerox, Konica Minolta, Kyocera Mita, OKI Data, Ricoh, Toshiba, and Xerox. Together, sales to Xerox and Ricoh accounted for approximately 26% of our 2011 revenue, with sales to each of these two customers accounting for more than 10% of our revenue. Because sales of our printer and copier-related products constitute a significant portion of our Fiery revenue and there are a limited number of printer manufacturers producing copiers and printers in sufficient volume to be attractive customers for us, we expect to continue to depend on a relatively small number of printer manufacturers for a significant portion of our revenue in future periods. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on the leading printer manufacturer / distributors to design, develop, and integrate Fiery technology into the their print engines. Accordingly, if we experience reduced sales or lose an important printer manufacturing customer, we will have difficulty replacing the revenue traditionally generated from that customer with sales to new or existing customers and our revenue may decline.

We customarily enter into development and distribution agreements with our significant printer manufacturer customers. These agreements can be terminated under a range of circumstances and often on relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that these significant printer manufacturers will continue to purchase products from us in the future, despite such agreements. Our agreements with the leading printer manufacturers generally do not commit such customers to make future purchases from us. They could decline to purchase products from us in the future and could purchase and offer products from our competitors, or build their own products for sale to the end customer. We recognize the importance of, and work hard to maintain, our relationships with the leading printer manufacturers. Relationships with these companies are affected by a number of factors including, among others: competition from other suppliers, competition from their own internal development efforts, and changes in general economic, competitive, or market conditions including changes in demand for our products, changes in demand for the printer manufacturers’ products, industry consolidation, or fluctuations in currency exchange rates. There can be no assurance that we will continue to maintain or build the relationships we have developed to date. See Item 1A— We face competition from other suppliers as well as the leading printer manufacturers, which are also our customers. If we are not able to compete successfully, our business may be harmed.

We have a continuing relationship pursuant to a license agreement with Adobe Systems, Inc. (“Adobe”). We license PostScript® software from Adobe for use in many of our Fiery solutions under the OEM Distribution and License Agreement entered into in September 2005. Under our agreement with Adobe, we have a non-exclusive, non-transferable license to use the Adobe deliverables (including any software, development tools, utilities, software development kits, fonts, drivers, documentation, or related materials). The scope of additional licensing terms varies depending on the type of Adobe deliverable. The initial term of the agreement was five years, unless either party gave written notice of termination for cause at least 180 days prior to September 19, 2010. Thereafter, the agreement renews automatically on each anniversary date for additional one year periods and can be terminated by either party for any or no cause upon 120 days prior written notice. All royalties due to Adobe under the agreement are payable within 45 days after the end of each calendar quarter.

Each Fiery solution requires page description language software to operate as provided by Adobe. Adobe’s PostScript® software is widely used to manage the geometry, shape, and typography of hard copy documents. Adobe is a leader in providing page description software. Adobe can terminate our current PostScript® software license agreement without cause. Although to date we have successfully obtained licenses to use Adobe’s PostScript® software when required, Adobe is not required to, and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® software on reasonable terms, in a timely manner, or at all. In addition, to obtain licenses from Adobe, Adobe requires that we obtain quality assurance approvals from them for our products that use Adobe software. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® software. If that occurred, we would have to license, acquire, develop, or re-establish our own competing software as a viable alternative for Adobe PostScript® and our financial condition and results of operations could be significantly harmed for a period of time.

Our industrial inkjet printers are constructed with inkjet print heads, which are manufactured by a limited number of suppliers. If we experience difficulty obtaining print heads, our inkjet printer production would be limited and our revenue would be harmed. In addition, we manufacture ink for use in our printers and rely on a limited number of suppliers for certain pigments used in our ink. Our ink sales would decline significantly if we were unable to obtain the pigments as needed. See Item 1A— We depend on a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components could adversely affect our business.

Human Resources

As of December 31, 2011, we employed 2,142 full time employees. Approximately 583 were in sales and marketing (including 188 in customer service), 267 were in general and administrative, 348 were in manufacturing, and 944 were in research and development. Of the total number of employees, we had approximately 1,344 employees located in the Americas (primarily the U.S.) and 798 employees located outside of the Americas.

Research and Development

Research and development expense was $115.9, $105.8, and $110.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, 944 of our 2,142 full-time employees were involved in research and development. We believe that development of new products and enhancement of existing products are essential to our continued success. We intend to continue to devote substantial resources to research and new product development. We expect to make significant expenditures to support research and development in the foreseeable future.

We are developing products to support additional printing devices including high-end color copiers and multi-functional devices. We are developing new software applications designed to maximize workflow efficiencies and meet the needs of the graphic arts and commercial print professional, including proofing and business process automation solutions. We expect to continue to develop new platforms for industrial inkjet print technologies as the industry continues and accelerates its transition from analog to digital technology and from solvent-based printing to UV curable ink printing. We have research and development sites in 12 U.S. locations, as well as in India, Japan, Canada, and Europe. Please refer to “Growth and Expansion Strategies—Product Innovation” above. Substantial additional expense is required to complete and bring to market each of the products currently under development.

Manufacturing

We utilize subcontractors to manufacture our Fiery products and, to a lesser extent, our Inkjet products. These subcontractors work closely with us to promote low cost and high quality while manufacturing our products. Subcontractors purchase components needed for our products from third parties. We are completely dependent on the ability of our subcontractors to produce the products sold by us. Although we supervise our subcontractors, there can be no assurance that such subcontractors will perform efficiently or effectively. We have outsourced our Fiery production with Avnet, Inc. (“Avnet”) and formulation of certain solvent ink with Nazdar Company, Inc. (“Nazdar”). Production of our wide format printers and certain super-wide format printer sub-assemblies are outsourced as well.

Should our subcontractors experience inability or unwillingness to manufacture or deliver our products, then our business, financial condition, and operations could be harmed. Since we generally do not maintain long-term agreements with our subcontractors and such agreements may be terminated with relatively short notice, any of our subcontractors could terminate their relationship with us and/or enter into agreements with our competitors that might restrict or prohibit them from manufacturing our products or could otherwise lead to an inability or unwillingness to fill our orders in a timely manner or at all. See Item 1A— We are dependent on a limited number of subcontractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers. The loss of any of these subcontractors could adversely affect our business.

Our VUTEk printers are primarily manufactured at our Meredith, New Hampshire facility. Meredith is not located in a major metropolitan area. We have encountered difficulties in hiring and retaining adequate skilled labor and management. Most components used in manufacturing the printers and ink are available from multiple suppliers, except for inkjet print heads and certain key ingredients (primarily pigments and photoinitiators) for our ink. Although typically in low volumes, many key components are sourced from single vendors. If we were unable to obtain the print heads currently used, we would be required to redesign our printers to use different print heads. If we were unable to obtain the pigments, we would be required to reformulate the ink and test the new ink formulation. In two of our locations, we use hazardous materials to formulate digital UV ink. The storage, use, and disposal of those materials must meet the requirements of various environmental regulations. See Item 1A—If we are not able to hire and retain skilled employees, we may not be able to develop products, or meet demand for our products, in a timely fashion; We depend on a limited group of suppliers for key components in our product. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components, could adversely affect our business; and We may be subject to environmental-related liabilities due to our use of hazardous materials and solvents.

A significant number of the components necessary for manufacturing our products are obtained from a sole supplier or a limited group of suppliers. We depend largely on the following sole and limited source suppliers for our components and manufacturing services:

Supplier	Components
Intel	Central processing units (“CPUs”); chip sets
Toshiba	Application-specific integrated circuits (“ASIC”) & Inkjet print heads
Open Silicon	ASICs
Altera	ASICs & Programmable devices
Tundra	Chip sets
Avnet	Contract manufacturing (Fiery)
Nazdar	Contract manufacturing (solvent ink)
Columbia Tech	Inkjet sub-assemblies
Roberts Tool	Inkjet sub-assemblies
SEI, S.p.A	Inkjet sub-assemblies and laser finishing
Shenzen Runtianzhi Tech	Inkjet sub-assemblies
Seiko	Inkjet print heads
Fuji	Inkjet print heads
Xaar	Inkjet print heads
Dimatix	Inkjet print heads
Progress Software	Monarch and Radius operating system

We generally do not maintain long-term agreements with our component suppliers. We primarily conduct business with such suppliers solely on a purchase order basis. If any of our sole or limited source suppliers were unwilling or unable to supply us with the components for which we rely on them, we may be unable to continue manufacturing our products utilizing such components.

The absence of agreements with most of our suppliers also subjects us to pricing fluctuations, which is a factor we believe is partially offset by the desire of our suppliers to sell us as many components as possible. Many of our components are similar to those used in personal computers; consequently, the demand and price fluctuations of personal computer components could affect our component costs. In the event of unanticipated volatility in demand for our products, we may be unable to manufacture certain products in quantities sufficient to meet end user demand or we may hold excess quantities of inventory due to their long lead times. We maintain an inventory of components for which we are dependent on sole or limited source suppliers and of components with prices that fluctuate significantly. We cannot ensure that at any given time we will have sufficient inventory to enable us to meet demand for our products, which would harm our financial results. See Item 1A—We depend on a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components could adversely affect our business.

Competition

Competition in our markets is intense and involves rapidly changing technologies and frequent new product introductions. To maintain and improve our competitive position, we must continue to develop and introduce new products and features on a timely and cost effective basis to keep pace with the evolving needs of our customers. The principal competitive factors affecting the market for our Fiery solutions include, among others, customer service and support, product reputation, quality, performance, price, and product features such as functionality, scalability, ease of use, and ability to interface with products produced by the significant printer manufacturers. We believe we have generally competed effectively against product offerings of our competitors on the basis of such factors; however, there can be no assurance that we will continue to compete effectively in the future based on these or any other competitive factors.

Although we have a direct relationship with each of the leading printer manufacturers and work closely together with them to design, develop, and integrate Fiery controller and software technology into their print engines to maximize their quality and capability, our primary competitors for third party stand-alone color controllers, embedded controllers, and design-licensed solutions are these same leading printer manufacturing companies. They each maintain substantial investments in research and development. Some of this investment is targeted at integrating products and technology that we have designed and some of this investment is targeted at developing products and technology that compete with our Fiery brand. Our market position, vis-à-vis internally developed controllers, is small; however, we are the largest third party controller vendor. We believe that our advantages include our continuously advancing technology, short time-to-market, brand recognition, end user loyalty, sizable installed base, number of products supported, price driven by lower development costs, and market knowledge. We intend to continue to develop new digital print controllers with capabilities that meet the changing needs of the printer manufacturers’ product development roadmaps. Although we do not directly control the distribution channels, we provide a variety of features as well as unique “look and feel” to the printer manufacturers’ products to differentiate our customers’ products from those of their competitors. Ultimately, we believe that end customer and reseller channel preference for the Fiery controller and software solutions drives demand for Fiery products through the printer manufacturers.

The VUTEk line of super-wide format digital industrial inkjet printers competes with printers produced by Agfa, Durst, Hewlett-Packard, Oce, and Inca throughout most of the world. There are Chinese and Korean printer manufacturers in the marketplace, but their products are typically sold in their domestic markets and are not perceived as alternatives in most other markets. Although we recommend that our ink be used in our VUTEk printers, users can purchase ink from other ink manufacturers. Third party ink is typically priced at a lower price than our proprietary ink; however, third party ink may not provide the same quality. In addition, the use of third party ink with our printer products may void the ink delivery system warranty on the printer. We believe that our broad product line and leading technology provide a competitive advantage.

Our APPS operating segment, which includes our business process automation and cloud-based order entry and order management systems, faces competition from software application vendors that specifically target the printing industry. These vendors are typically small, privately-owned companies. We also face competition from larger vendors that currently offer, or are seeking to develop, printer-focused enterprise resource planning products. We believe the principal competitive factor affecting our markets is the market acceptance rates for new printing technology. There can be no assurance that we will be able to continue to advance our technology and products or compete effectively against other companies’ product offerings. Any failure to do so could have a material adverse affect on our business, operating results, and financial condition.

Sale of Building and Land

On January 29, 2009, we sold a portion of our Foster City campus to Gilead Sciences, Inc. (“Gilead”) for $137.3 million. The property sold included an approximately 163,000 square foot building at 301 Velocity Way, Foster City, California, approximately 30 acres of land, and certain other assets related to the property. We retain ownership of the remaining approximately five acres of land and remain obligated under a synthetic lease with respect to the office building at 303 Velocity Way, Foster City, California, where our headquarters are located. As more fully disclosed in Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements, both buildings were subject to synthetic lease agreements. The 301 Velocity Way synthetic lease agreement was terminated in conjunction with the sale. The 303 Velocity Way synthetic lease agreement remains outstanding as of December 31, 2011.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, and trade secret laws; non-disclosure agreements; and other contractual provisions to establish, maintain, and protect our intellectual property rights. Although we believe that our intellectual property rights are important to our business, no single patent, copyright, trademark, or trade secret is solely responsible for the development and manufacturing of our products.

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

For a discussion of risks relating to our intellectual property, see Item 1A— We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.

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

Our goodwill valuation analysis is based on our respective reporting units (Fiery, Inkjet, and APPS), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Data, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2011 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units exceed their carrying values. Fiery, Inkjet, and APPS fair values are $288, $212, and $127 million, respectively, which exceed carrying value by 163%, 60%, and 50%, respectively.

Please see Note 5—Goodwill and Long-Lived Asset Impairment of the Notes to Consolidated Financial Statements.

Financial Information about Foreign and Domestic Operations and Export Sales

See Note 15—Segment Information, Geographic Data, and Major Customers and Note 11—Income Taxes of the Notes to Consolidated Financial Statements. See also Item 1A— We face risks from our international operations and We face risks from currency fluctuations.

Item 1A: Risk Factors

We have a direct relationship with several leading printer manufacturers and work closely with them to design, develop, and integrate Fiery controller and software technology to maximize the capability of their print engines. These manufacturers act as distributors and sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for the Fiery controller and software solutions drives demand for Fiery products through the printer manufacturers. Consequently, we do not typically have long-term purchase contracts with these printer manufacturer customers. They have in the past reduced or ceased, and could at any time in the future reduce or cease, to purchase products from us, thereby harming our operating results and business.

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines as described above. A significant portion of our revenue is, and has been, generated by sales of our Fiery printer and copier related products to a relatively small number of leading printer manufacturers. Xerox and Ricoh each provided more than 10% of our revenue individually and together accounted for 26% of our revenue for the year ended December 31, 2011. Xerox and Canon each contributed over 10% of our revenue and together accounted for approximately 27% and 26% of our revenue for the years ended December 31, 2010 and 2009, respectively. Because sales of our printer and copier-related products constitute a significant portion of our revenue and there are a limited number of printer manufacturers producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of printer manufacturers for a significant portion of our Fiery controller revenue in future periods. Accordingly, if we lose or experience reduced sales to one of these printer manufacturer customers, we will have difficulty replacing that revenue with sales to new or existing customers and our Fiery revenue will likely decline significantly.

With the exception of certain minimum purchase obligations, we typically do not have long-term volume purchase contracts with our significant printer manufacturer customers, including Xerox, Konica Minolta, Ricoh, and Canon, and they are not obligated to purchase products from us. Accordingly, our printer manufacturer customers could at any time reduce their purchases from us or cease purchasing our products altogether. In the past, these printer manufacturer customers have elected to develop products on their own for sale to the end customer, incorporated technologies developed by other companies into their products, and have directly sold third party competitive products, rather than rely solely or partially on our products. We expect that these printer manufacturer customers will continue to make such elections in the future.

Many of the products and technologies we are developing require that we coordinate development, quality testing, marketing, and other tasks with these printer manufacturers. We cannot control their development efforts or the timing of these efforts. We rely on these printer manufacturers to develop new printer and copier solutions, applications, and product enhancements utilizing our Fiery controller technologies in a timely and cost-effective manner. Our continued success in the controller industry depends on the ability of these printer manufacturers to utilize our technologies to develop the right solutions with the right features to meet ever changing customer requirements and responding to emerging industry standards and other technological changes. If our printer manufacturer customers fail to meet customer and market requirements, or delay the release of their products, our revenue and results of operations may be adversely affected.

These printer manufacturers work closely with us to develop products that are specific to each of their copiers and printers. Coordinating with them may cause delays in our own product development efforts that are outside of our control. If these printer manufacturers delay the release of their products, our revenue and results of operations may be adversely affected. Our revenue and results of operations may also be adversely affected if we cannot meet the product needs of the printer manufacturers for their specific copiers and printers, as well as successfully manage the additional engineering and support effort and other risks associated with a wide range of products.

Because our printer manufacturer customers incorporate our products into products they manufacture and sell, any decline in demand for copiers or laser printers or any other negative developments affecting our major customers or the computer industry in general, including especially reduced end user demand, would likely harm our results of operations. Certain printer manufacturer customers have in the past experienced serious financial difficulties, which led to a decline in sales of our products. If any significant customers face such difficulties in the future, our operating results could be harmed through, among other things, decreased sales volume, write-off of accounts receivable, and write-off of inventories related to products we have manufactured for these customers’ products.

A significant portion of our operating expenses are fixed in advance based on projected sales levels and margins, our forecasts of end user demand, sales forecasts from our significant customers, and product development programs. A substantial portion of our shipments are scheduled for delivery within 90 days or less and our customers may cancel orders and change volume levels or delivery times for product they have ordered from us without penalty. Accordingly, if sales are below expectations in any given quarter, the adverse impact of the shortfall in revenue on operating results may be, and has been in the past, increased by our inability to adjust expenses in the short-term to compensate for this shortfall.

We face competition from other suppliers as well as the leading printer manufacturers, which are also our customers. If we are not able to compete successfully, our business may be harmed.

The industrial digital inkjet printing marketplace is highly competitive and characterized by rapid technological change. We compete against a number of suppliers of imaging products and technologies, including the leading printer manufacturers, which are also our customers. Although we attempt to develop and support innovative products that end users demand, products or technologies developed by competing suppliers, including the leading printer manufacturers, could render our products or technologies obsolete or noncompetitive.

The leading printer manufacturers internally develop and sell products that compete directly with our current products. They have significant investments in their existing solutions and have substantial resources that may enable them to develop or improve, more quickly than us, technologies similar to ours that are compatible with their own products. They have marketed in the past, and likely will continue to market in the future, their own internal technologies and solutions in addition to ours, even when their technologies and solutions are less advanced, have lower performance, or are more expensive than our products. Given the significant financial, marketing, and other resources of our larger printer manufacturer customers and other significant printer manufacturers in the imaging industry who are not our customers, we may not be able to successfully compete selling similar products that they develop internally. If we cannot compete successfully against their internally developed products, we may lose sales and market share in those areas where they choose to compete and our business may be harmed.

While many of the leading printer manufacturers incorporate our technologies into their end products on an exclusive basis, we do not have any formal agreements that prevent them from offering alternative products to the end customer that do not incorporate our technologies. If, as has occurred in the past, they offer products incorporating technologies from alternative suppliers instead of, or in addition to, products incorporating our technologies, our market share could decrease, which would likely reduce our revenue and adversely affect our financial results.

The market for our super-wide and wide format printers is very competitive.

The printing equipment industry is extremely competitive. Our VUTEk products compete against several companies that market industrial digital inkjet printing systems based on electrostatic, drop-on-demand, and continuous drop-on-demand inkjet, and other technologies and printers utilizing UV curable ink including Agfa, Durst, Hewlett-Packard, Oce, and Inca. Certain competitors have greater resources to develop new products and technologies and market those products, as well as acquire or develop critical components at lower costs, which would provide them with a competitive advantage. They could also exert downward pressure on product pricing to gain market share.

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

We also face competition from existing conventional super-wide and wide format digital inkjet printing methods, including screen printing and offset printing. Our competitors could develop new products, with existing or new technology, that could be more competitive in our market than our printers. We cannot assure you that we can compete effectively with any such products.

We face strong competition in our APPS operating segment.

Our APPS operating segment, which includes our business process automation and cloud-based order entry and order management systems, faces competition from software application vendors that specifically target the printing industry. These vendors are typically small, privately-owned companies. We also face competition from larger vendors that currently offer or are seeking to develop printer-focused enterprise resource planning and business process automation products. An example is Hewlett Packard’s recent purchase of HiFlex Software GmbH.

We believe the principal competitive factor affecting our markets is the market acceptance rates for new printing technology. There can be no assurance that we will continue to successfully advance our technology and products or compete effectively against other product offerings. Any failure to do so could have a material adverse affect on our business, operating results, and financial condition.

We face strong competition in the market for printing supplies such as ink.

We compete with independent manufacturers in the ink market. We cannot guarantee we will be able to remain the principal ink supplier for our printers. We could experience an overall price reduction within the ink market, which would also adversely affect our gross profit. The loss of ink sales or price reduction in our printer installed base could adversely impact our revenue and gross profit.

We sell our products to distributors and, with respect to some regions and products, directly to end users. If we are unable to effectively manage a direct sales force, revenue could decline.

We sell our Inkjet and APPS products to both distributors and directly to end users. Our Inkjet products are sold by a direct sales force in North America and Europe and by distributors world-wide. Our APPS products are primarily sold directly to end users by our direct sales force in North America and Europe. The acquisition of Prism and Alphagraph in 2011 and Radius in 2010 have led to an increased international direct sales force.

If we are unable to effectively manage our direct sales force and develop marketing programs that reach end users, we are likely to see a decline in revenue from those products.

Price reductions for all of our products may affect our revenue in the future.

We have made, and may in the future make, price reductions for our products to drive demand and remain competitive. Depending on the price-elasticity of demand for our products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on our revenue and profit. If we are not able to compensate for lower gross profit that may result from price reductions with an increased volume of sales, our results of operations could be adversely affected.

Ongoing economic uncertainty has negatively affected our business in the past and may negatively affect our business in the future.

The revenue and profitability of our business depends significantly on the overall demand for information technology products that enable printing of digital data, which in turn depends on a variety of macro-and micro-economic conditions. In addition, revenue growth and profitability in our Inkjet operating segment depends on demand and spending for advertising and marketing products and programs, which also depends on a variety of macro-and micro-economic conditions.

Uncertainty about current global economic conditions, especially in Europe, poses a risk as our customers may delay purchases of our products in response to tighter credit, negative financial news, and/or declines in income or asset values. Any financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or terminate their activities have resulted in a tightening in the credit market, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers and distributors to obtain credit to finance purchases of our products and/or customer and distributor insolvencies; increased difficulty in managing inventories; and other financial institutions negatively impacting our treasury operations.

Our financial performance could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments or cash equivalents, impairment charges on our assets, gains or losses related to equity and other investments, and interest rates. Continuing volatility in the financial market and overall economic uncertainty increases the risk that actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them.

Sustained uncertainty about current global economic conditions together with delays or reductions in information technology spending could cause a decline in demand for our products and services and consequently harm our business, operating results, financial condition, and prospects, which could increase the volatility of our stock price.

Economic uncertainty is particularly acute in Europe currently. We have no European sovereign debt investments. Our European debt investments consist of non-sovereign corporate debt included within money market funds of $20.4 million, which represents 40% of our money market funds at December 31, 2011. Our European debt investments are with corporations domiciled in the northern or central European countries of the U.K., Sweden, Germany, Netherlands, Switzerland, Norway, and France. We have no exposure in southern Europe where the greater risk resides. Nevertheless, we do have some exposure due to the interdepencies among the European Union countries.

Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 29% of our receivables are with European customers. Of this amount, 13% of our European receivables (4% of consolidated net receivables) are in the higher risk southern European countries (mostly Italy and Spain). If the ongoing economic uncertainty continues in southern Europe and spreads among all the European Union countries, we may experience some difficulty collecting receivables from our European customers.

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

Stock prices of high technology companies such as ours tend to be volatile as a result of various factors, including variations in operating results and, consequently, fluctuations in our operating results could adversely affect our stock price. Factors that have caused our operating results and stock price to fluctuate in the past and that may cause future fluctuations include:

•

varying demand for our Fiery products from the leading printer manufacturing companies due to their product development and marketing efforts, financial and operational condition, inventory management practices, and general economic conditions;

•	shrinking number of significant printer manufacturers due to business consolidation in the industry;

•	shifts in customer demand to lower cost products;

•	success and timing of new product introductions by the leading printer manufacturing companies and us;

•	success and timing of new Inkjet product introductions;

•	the performance of our products generally;

•	volatility in foreign exchange rates, changes in interest rates, and/or financing credit to consumers of digital copiers and printers;

•	price reductions by our competitors and us, which may be exacerbated by competitive pressures caused by economic conditions;

•	substitution of third party ink for our ink products by users of our industrial inkjet printers;

•	delay, cancellation, or rescheduling of orders or projects;

•	delays or shortages of supply of our key components including, without limitation, inkjet print heads, ink components, and inability of our suppliers to meet our requirements;

•

availability of key components and licenses, including possible delays in deliveries from suppliers, the performance of third party subcontract manufacturers, and the status of our relationships with key suppliers;

•	potential excess or shortage of employees;

•	potential excess or shortage of research and development center locations;

•	shrinking customer base in our Inkjet and APPS operating segments due to business consolidations and shrinking installed base due to print shops ceasing operations;

•	acquisitions and integration of new businesses;

•	potential reduction in acquired company customer base due to lack of customer acceptance of our legacy products or perceived inadequate support of the acquired product line;

•	changes in our product mix from higher gross profit products to lower gross profit products such as:

•	shifts within the Fiery operating segment from stand-alone products to lower gross profit embedded products;

•	shifts within the Inkjet operating segment from super-wide format to wide format printers;

•	shifts within the APPS operating segment from license revenue to higher gross profit maintenance or professional services;

•	shifts between the higher gross profit Fiery and APPS operating segments to the lower gross profit Inkjet operating segment;

•	costs associated with complying with any applicable governmental regulations;

•	cost associated with possible SEC and regulatory actions;

•	costs related to our entry into new markets;

•	general economic conditions, such as the current economic uncertainty, especially in Europe;

•	commencement of litigation or adverse results in pending litigation; and

•	other risks described herein.

Entry into new markets or distribution channels could result in higher operating expenses that may not be offset by increased revenue.

We continue to explore opportunities to develop or acquire additional product lines, such as print management business process automation software, document scanning solutions, and industrial inkjet printers. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses.

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

Many of our current products include software that we must license from Adobe. Specifically, we are required to obtain separate licenses from Adobe for the right to use Adobe PostScript® software in each type of copier or printer used with a Fiery controller, and other Adobe software for certain APPS products. Although to date we have successfully obtained licenses to use Adobe PostScript® and other Adobe software when required, Adobe is not required to, and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® and other Adobe software on reasonable terms, in a timely manner, or at all. To obtain licenses from Adobe, Adobe requires that we obtain quality assurance approvals from them for our products that use Adobe software. Although to date we have successfully obtained such quality assurance approvals from Adobe, we cannot be certain they will grant us such approvals in the future. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® or other Adobe software and our financial condition and results of operations would be significantly harmed.

We depend on a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components could adversely affect our business.

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include CPUs, chip sets, ASICs, and other related semiconductor components; inkjet print heads for our super-wide and wide format printers, and certain key ingredients (primarily pigments and photoinitiators) for our digital UV ink. We generally do not maintain long-term agreements with our component suppliers and conduct business with such suppliers solely on a purchase order basis. If we are unable to continue to procure these sole or limited sourced components from our current suppliers in the required quantities, we will have to qualify other sources, if possible, or redesign our products. If we were unable to obtain the print heads currently used, we would be required to redesign our printers to use different print heads. If we were unable to obtain the pigments, we would be required to reformulate the ink and test the new ink formulation. These suppliers may be concentrated within similar industries or geographic locations, which could potentially exacerbate these risks. We cannot provide assurance that other sources of these components exist or will be willing to supply us on reasonable terms or at all, or that we will be able to design around these components. Any unavailability, delays, or shortages of these components or any inability of our suppliers to meet our requirements, could harm our business.

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

Market prices and availability of certain components, particularly memory subsystems and Intel-designed components, which collectively represent a substantial portion of the total manufactured cost of our products, have fluctuated significantly in the past. Such fluctuations could have a material adverse effect on our operating results and financial condition including reduced gross profit.

We are dependent on a limited number of subcontractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers. The loss of any of these subcontractors could adversely affect our business.

We subcontract with other companies to manufacture our products and we generally do not have long-term agreements with these subcontractors. While we closely monitor our subcontractors’ performance, we cannot be assured that such subcontractors will continue to manufacture our products in a timely and effective manner. In the past, a weakened economy led to the dissolution, bankruptcy, or consolidation of some of our subcontractors, which decreased the available number of subcontractors. If the available number of subcontractors were to decrease in the future, it is possible that we would not be able to secure appropriate subcontractors to fulfill our demand in a timely manner, or at all, particularly if demand for our products increases.

The existence of fewer subcontractors may reduce our negotiating leverage, thereby potentially resulting in higher product costs. Financial problems resulting in the inability of our subcontractors to make or ship our products, or fix quality problems, or other difficulties, could harm our business, operating results, and financial condition. If we change subcontractors, we could experience delays in finding, qualifying, and commencing business with new subcontractors, which would result in delay in delivery of our products and potentially the cancellation of orders for our products.

A high concentration of Fiery controllers has been manufactured at a single subcontractor location, Avnet in San Jose, California. Certain solvent ink is formulated by Nazdar. Certain Inkjet sub-assemblies are manufactured by two subcontractors. Should our subcontractors experience any inability, or unwillingness, to manufacture or deliver our products, then our business, financial condition, and operations could be harmed. Since we generally do not maintain long-term agreements with our subcontractors, any of our subcontractors could enter into agreements with our competitors that might restrict or prohibit them from manufacturing our products or could otherwise lead to an inability to fill our orders in a timely manner. In such event, we may not be able to find suitable replacement subcontractors, in which case our financial condition and operations would likely be harmed.

The natural disaster in Japan could reduce our sales and profitability.

Although we do not have manufacturing facilities in Japan, some of the components sourced for our products are manufactured in Japan, certain of our subcontractors have significant operations in Japan, and many of our printer manufacturer customers are headquartered or have significant operations in Japan, including the development and manufacturing of digital copiers and printers, which are sold with our Fiery controllers. As a result of the natural disaster that occurred in Japan in March 2011, some of the leading printer manufacturers with operations in Japan have reduced their orders of products from us as a result of interruptions in their businesses, and may continue to reduce their orders. Our sales to Japan have decreased by 15% in 2011 as compared with the prior year, partially due to this impact.

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

We procure raw materials and internally manufacture our super-wide format printers and digital UV ink based on our sales forecasts. If we do not accurately forecast demand for our products, we may produce or purchase excess inventory, which may result in our inventory becoming obsolete. We might not produce the correct mix of products to match actual demand if our sales forecast is not accurate, resulting in lost sales. If we have excess printers, ink, or other products, we may need to lower prices to stimulate demand.

Our ink products have a defined shelf life. If we do not sell the ink before the end of its shelf life, it will have to be written off. We have also experienced UV ink shortages in the past and may continue to experience such shortages in the future. UV ink shortages may require that we incur additional costs to respond to increased demand and overcome such shortages.

If we are not able to hire and retain skilled employees, we may not be able to develop products, or meet demand for our products, in a timely fashion.

We depend on skilled employees, such as software and hardware engineers, quality assurance engineers, and other technical professionals with specialized skills. We are headquartered in the Silicon Valley and additionally have research and development offices in India. Competition in both locations has historically been intense among companies hiring engineering and technical professionals. In times of professional labor imbalances, it has in the past and is likely in the future, to be difficult to locate and hire qualified engineers and technical professionals and to retain these employees. There are many technology companies located near our corporate offices in the Silicon Valley and our operations in India that may attempt to hire our employees.

Our VUTEk printers are manufactured at our Meredith, New Hampshire facility, which is not located in a major metropolitan area. We have encountered difficulties in hiring and retaining adequate skilled labor and management at this location.

The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees, which may have an adverse effect on our ability to develop products in a timely fashion, which could harm our business, financial condition, and operating results.

We offer a broad-based equity compensation plan based on granting stock options and restricted stock from stockholder-approved plans to remain competitive in the labor market. Any difficulty in obtaining stockholder approval of equity compensation plans could limit our ability to grant equity awards to employees in the future. If we cannot offer equity awards, when necessary, in order to provide compensation that is competitive with other companies seeking the same employees, it may be difficult to hire and retain skilled employees.

Growing market share in the APPS and Inkjet operating segments increases the possibility that we will experience additional bad debt expense.

The leading printer manufacturers, which comprise the majority of the customer base in our Fiery operating segment, are typically large profitable customers with little credit risk to us. Our APPS and Inkjet operating segments sell primarily through a direct sales force to a broader base of customers than Fiery. Many of the APPS and Inkjet customers are smaller and potentially less creditworthy.

Furthermore, if we increase the percentage of APPS and Inkjet products that are sold internationally, it may be challenging to enforce our legal rights should collection issues arise.

Due to these and other factors, growing Inkjet and APPS market share may cause us to experience an increase in bad debt expense.

Acquisitions may result in unanticipated accounting charges or otherwise adversely affect our results of operations and result in difficulties assimilating and integrating operations, personnel, technologies, products, and information systems of acquired companies or businesses.

We seek to develop new technologies and products from both internal and external sources. We have also purchased companies and businesses for the primary purpose of acquiring their customer base. As part of this effort, we have in the past made, and will likely continue to make, acquisitions of other companies or other companies’ assets.

Acquisitions involve numerous risks, such as:

•

equity securities issued in connection with an acquisition may be dilutive to our existing stockholders; alternatively, acquisitions made entirely or partially for cash will reduce cash reserves (as was the case with respect to each of our 2011 acquisitions);

•	difficulties integrating operations, employees, technologies, or products and the related diversion of management attention, time, and effort to accomplish successful integration;

•	risk of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	possible restructuring of head count or leased facilities;

•	potential loss of key employees of the acquired company;

•	possible overruns (compared to expectations) relative to the expense levels and cash outflows of the acquired business;

•	adverse reactions by customers, suppliers, or parties transacting business with the acquired company or us;

•	risk of changes in ratings by stock analysts;

•	potential litigation surrounding transactions or the prior actions of the acquired company or any administrative proceedings;

•	inability to protect or secure technology rights;

•	possible overruns of direct acquisition and integration costs; and

•	increased operating costs.

Mergers and acquisitions of companies are inherently risky. We cannot provide assurance that previous or future acquisitions will be successful or will not harm our business, operating results, financial condition, or stock price.

We face risks relating to the potential impairment of goodwill and long-lived assets.

We complete a review of the carrying value of our assets annually and, based on a combination of factors (i.e., triggering events), we may be required to perform an interim analysis. During the fourth quarter of 2008, our market capitalization declined significantly as a result of declining world-wide economic conditions caused by the tightening of the global credit market, which resulted in a degradation of our revenue forecast. We concluded that an impairment had occurred relating to the Inkjet reporting unit resulting in a non-cash impairment charge of $111.9 million during 2008 related to goodwill and other long-lived assets. Additional asset impairment charges of $0.7 and $3.2 million were recognized during 2010 and 2009, respectively, resulting primarily from equipment and non-cancellable purchase orders relating to a planned product that was cancelled, a facility closure, and the write-off of a private minority investment. Additional goodwill impairment charges have not been required based on the results of the goodwill impairment assessments completed during 2011, 2010, and 2009.

Given the uncertainty of the economic environment and its potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2011 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2012 or prior to that, if an interim triggering event has occurred. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

While a non-cash impairment charge does not impact reported cash flows, it does impact the Consolidated Statements of Operations. Consequently, no assurance can be given that any future impairments would not affect our financial performance and valuation of assets and, as a result, harm our business, operating results, financial condition, or stock price.

We face risks from currency fluctuations.

Approximately $246.3(42%), $210.3 (42%), and $171.8 (43%) million of revenue for the years ended December 31, 2011, 2010, and 2009, respectively, shipped to locations outside the Americas, primarily to EMEA and Asia Pacific. We expect that sales shipped outside the Americas will continue to represent a significant portion of total revenue. The majority of our revenue is invoiced in U.S. dollars.

Given the significance of non-U.S. sales to our total revenue, we face a continuing risk from the fluctuation of the U.S. dollar versus foreign currencies. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Australian dollar, and New Zealand dollar).

We have a substantial number of international employees, resulting in material operating expenses denominated in foreign currencies. We have exposure from non-U.S. dollar-denominated operating expenses in foreign countries (primarily the Euro, British pound sterling, Japanese yen, Indian rupee, and Australian dollar). Changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.5 million at December 31, 2011. As of December 31, 2011, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

Our efforts to reduce risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

We face risks from our international operations.

We are subject to certain risks because of our international operations. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business. Our inability or failure to obtain required approvals could harm our international and domestic sales. Trade legislation in either the U.S. or other countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect our ability to sell or manufacture in international markets. Some of our sales to international customers are made under export licenses that must be obtained from the U.S. Department of Commerce (“DOC”) and certain transactions require prior approval of the DOC or other governmental agencies. Changes in governmental regulation and our inability or failure to obtain required approvals, permits, or registrations could harm our international and domestic sales and adversely affect our revenue, business, and operations. Any violations could result in fines and penalties, including prohibiting us from exporting our products to one or more countries, and could materially adversely affect our business.

Local laws and customs in many countries differ significantly from those in the U.S. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the U.S. In many foreign countries, particularly those with developing economies, it may be common to engage in business practices that are prohibited by U.S. regulations such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, and agents, as well as companies to which we outsource business operations, including those based in or from countries where practices that violate such U.S. laws may be customary, will not take actions in violation of our policies. Furthermore, there can be no assurance that employees, contractors, and agents of acquired companies did not take actions in violation of such laws and regulations prior to the date they were acquired by us, although we perform due diligence procedures to endeavor to discover any such actions prior to the acquisition date. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

Other risks include political and economic conditions in a specific country or region. Specifically, if the European economy continues to weaken, the credit markets may be impacted making it difficult for our customers to finance the purchase of our equipment. Marketing spending may be impacted if the European economy remains weak, which could reduce demand for our products.

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

We rely on copyright, patent, trademark, and trade secret protection, in addition to nondisclosure agreements, licensing, and cross-licensing arrangements to establish, maintain, and protect our intellectual property rights, all of which afford only limited protection. We have patents and pending patent applications in the U.S. and various foreign countries. There can be no assurance that patents will issue from our pending applications or from any future applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. Any failure to adequately protect our proprietary information could harm our financial condition and operating results. We cannot be certain that any patents that have been, or may in the future be issued to us, or which we license from third parties, or any other proprietary rights will not be challenged, invalidated, or circumvented. In addition, we cannot be certain that any rights granted to us under any patents, licenses, or other proprietary rights will provide adequate protection of our proprietary information.

As different areas of our business change or mature, from time to time we evaluate our patent portfolio and decide to either pursue or not pursue specific patents and patent applications related to such areas. Choosing not to pursue certain patents, patentable applications, and failing to file applications for potentially patentable inventions, may harm our business by, among other things, enabling our competitors to more effectively compete with us, reducing potential claims we can bring against third parties for patent infringement, and limiting our potential defenses to intellectual property claims brought by third parties.

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

We are subject to numerous federal and state employment laws and from time to time face claims by our employees and former employees under such laws. Although there are no material claims pending or threatened against us under federal and state employment laws, we cannot assure you that material claims under such laws will not be made in the future against us, nor can we predict the likely impact of any such claims on us, or that, if asserted, we would be able to successfully resolve any such claims without incurring significant expense.

We may be subject to risk of loss due to fire because certain materials we use in our ink manufacturing process are flammable.

We use flammable materials in the ink manufacturing process. Therefore, we may be subject to risk of loss resulting from fire. The risk of fire associated with these materials cannot be completely eliminated. We own certain facilities that manufacture our ink, which increases our exposure to such risk. We maintain insurance policies to cover losses caused by fire, including business interruption insurance. If one or more of these facilities is damaged or otherwise ceases operations as a result of fire, it would reduce our digital UV ink manufacturing capacity, which may reduce revenue and adversely affect our business.

The location and concentration of our facilities subjects us to risk of earthquakes, floods, or other natural disasters.

Our corporate headquarters, including a significant portion of our research and development facilities, are located in the San Francisco Bay Area, which is known for seismic activity. This area has also experienced flooding in the past. Many of the components necessary for our products are purchased from suppliers based in areas that are subject to risk from natural disasters including the San Francisco Bay Area, Taiwan, and Japan and are therefore subject to risk from natural disasters. A significant natural disaster, such as an earthquake, flood, tsunami, hurricane, typhoon, or other business interruptions due, for example, to power shortages and other interruptions could harm our business, financial condition, and operating results.

We may be subject to environmental-related liabilities due to our use of hazardous materials and solvents.

Our business operations involve the use of certain hazardous materials at two separate locations. At these facilities, we formulate and store UV and solvent ink. The formulation and storage of solvent ink also requires the use of solvents; however, our formulation of solvent ink is limited as we have primarily outsourced solvent ink formulation. The hazardous materials and solvents that we use are subject to various governmental regulations relating to their transfer, handling, packaging, use, and disposal. We store ink at warehouses world-wide, including Europe and the U.S., and shipping companies distribute ink at our direction. We face potential liability for problems such as large spills or fires that may arise at ink manufacturing locations. While we customarily obtain insurance coverage typical for this kind of risk, such insurance may not be sufficient. If we fail to comply with these laws or an accident involving our ink waste or chemicals occurs, or if our insurance coverage is not sufficient, then our business and financial results could be harmed.

Future sales of our hardware products could be limited if we don’t comply with current and future environmental/chemical content regulation in electrical and electronic equipment.

We believe that our products are currently compliant with RoHS, WEEE, REACH, and other regulations for the European Union as well as with China RoHS, and other applicable international, U.S., state, and local environmental regulations. We monitor environmental compliance regulations to ensure that our products are fully compliant prior to the implementation of any potential new requirements. However, new unforeseen legislation could require us to reengineer our products, complete costly analyses, or perform supplier surveys, which could harm our business and negatively impact our financial results. We could also incur additional costs, sanctions, and liabilities in connection with non-compliant product recalls, regulatory fines, and exclusion of non-compliant products from certain markets.

Our products may contain errors or defects, which are not discovered until after shipping, which could subject us to warranty claims in excess of our warranty reserves.

Our products consist of hardware and software developed by ourselves and others, which may contain undetected errors. We have in the past discovered software and hardware errors or defects in certain of our products after their introduction, resulting in warranty expense and other expenses incurred in connection with rectifying such errors or defects or, in certain circumstances, replacing the defective product, which may damage our relationships with our customers. Errors or defects could be found in new versions of our products after commencement of commercial shipment and any such errors could result in a loss or delay in market acceptance of such products and thus harm our reputation and revenue. Errors or defects in our products (including errors in licensed third party software) detected prior to new product releases could result in delays in the introduction of new products and the incurrence of additional expense, which could harm our operating results. We generally provide a twelve month hardware limited warranty from date of shipment for certain Fiery controller and Inkjet printer products, which may cover both parts and labor. Our standard warranties contain limits on damages and exclusions, including but not limited to alteration, modification, misuse, mishandling, and storage or operation in improper environments. While we record an accrual for estimated warranty costs when estimable and probable, based on historical experience, we may incur additional costs of revenue and operating expenses if our warranty provision does not reflect adequately the cost to resolve errors or defects in our products or if our liability limitations are declared enforceable, which could harm our business, financial condition, and operating results.

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

We rely on our network infrastructure, internal technology systems, and internal and external websites for our development, marketing, operational, support, and sales activities. Our hardware and software systems related to such activities are subject to damage from malicious code released into the public internet through vulnerabilities in popular software programs. These systems are also subject to acts of vandalism and potential disruption by actions or inactions of third parties. Any event that causes failures or interruption in our hardware or software systems could harm our business, financial condition, and operating results.

We are partially self-insured for certain losses related to employee medical and dental coverage. Our self-insurance reserves may not be adequate to cover our medical and dental claim liabilities.

Beginning in 2011, we are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125,000 per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.6 million as of December 31, 2011, which is not discounted, based on an examination of historical trends, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual at December 31, 2011 include total enrollment, employee contributions, population demographics, and historical claims costs incurred. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from our historical trends and assumptions. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

The value of our investment portfolio is subject to interest rate volatility.

We maintain an investment portfolio of fixed income debt securities classified as available-for-sale securities. As a result, our investment portfolio is subject to counterparty risk and volatility if market interest rates fluctuate. We attempt to limit our exposure to interest rate risk by investing in securities with maturities of less than three years; however, we may be unable to successfully limit our risk to interest rate fluctuations. This may cause volatility in our investment portfolio value.

Our stock price has been volatile historically and may continue to be volatile.

The market price for our common stock has been and may continue to be volatile. During the twelve months ended December 31, 2011, the price of our common stock as reported on The NASDAQ Global Select Market ranged from a low of $12.71 to a high of $19.17. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly or annual operating results;

•	ability to initiate or complete stock repurchase programs;

•	announcements of technological innovations or new products or services by our competitors or by us;

•	announcements relating to strategic relationships, acquisitions, or investments;

•	announcements by our customers regarding their businesses or the products in which our products are included;

•	changes in financial estimates or other statements by securities analysts;

•	any failure to meet security analyst expectations

•	changes in the securities analysts’ rating of our securities;

•	terrorist attacks and the affects of military engagements or natural disasters;

•	commencement of litigation or adverse results of pending litigation;

•	changes in the financial performance and/or market valuations of other software and high technology companies; and

•	changes in general economic conditions.

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts from time to time and the trading prices of our securities could decline as a result. The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies, impacted by the continuing uncertainty in our economy. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of high technology companies could depress our stock price regardless of our operating results.

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

As of December 31, 2011, we were a party to a synthetic lease (“Lease”) covering our facility located at 303 Velocity Way, Foster City, California. The Lease provides a cost effective means of providing adequate office space for our corporate offices. The Lease is scheduled to expire in July 2014. The Lease includes an option to purchase the facility for the amount expended by the lessor to purchase the facility.

We guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the Lease. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We are liable to the lessor for the financed amount of the building if we default on our covenants. We were in compliance with all such financial and merger-related covenants as of December 31, 2011. We have assessed our exposure in relation to the first loss guarantees under the Lease and have determined there is no deficiency to the guaranteed value at December 31, 2011. If there is a decline in value, we will record a loss associated with the residual value guarantee. The $56.9 million pledged under the Lease is in LIBOR-based interest bearing accounts as of December 31, 2011 and is restricted as to withdrawal at all times. As of December 31, 2011, we are treated as the owner of this building for federal income tax purposes. In conjunction with the Lease, we leased the land on which the building is located to the lessor of the building. This separate ground lease is for approximately 30 years. The Lease is scheduled to expire in 2014.

Our synthetic lease arrangement could have significant negative consequences. For example, it could:

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

Our profitability may be affected by unanticipated changes in our tax provisions, the adoption of new U.S. or foreign tax legislation, or exposure to additional income tax liabilities.

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

Our effective tax rate in the future may be impacted by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and new information discovered during the preparation of our tax returns. U.S. and foreign tax legislative proposals could adversely affect our effective tax rate, if enacted. Any of these changes could negatively impact our net income.

We make estimates and assumptions in connection with the preparation of our consolidated financial statements. Any changes to those estimates and assumptions could adversely affect our results of operations.

In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates and assumptions are described in “Critical Accounting Policies” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our critical accounting estimates and assumptions are related to revenue recognition, bad debts, inventories and purchase commitments, warranty obligations, litigation, restructuring activities, self-insurance, fair value of financial instruments, stock-based compensation, income taxes, intangible assets and goodwill, business combinations, and contingencies. While we believe these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.

Certain provisions contained in our amended and restated certificate of incorporation, our amended and restated bylaws, and under Delaware law could delay or impair a change in control.

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws could have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by our Board of Directors. Our amended and restated certificate of incorporation allows the Board of Directors to issue preferred stock, which may include powers, preferences, privileges, and other rights superior to our common stock, thereby limiting our stockholders’ ability to transfer their shares and may affect the price they are able to obtain. Our amended and restated bylaws do not allow stockholders to call special meetings and include, among other things, procedures for advance notification of stockholder nominations and proposals, which may have the effect of delaying or impairing attempts by our stockholders to remove or replace management, to commence proxy contests, or to effect changes in control or hostile takeovers of the Company.

As a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law, which imposes restrictions on certain transactions between a corporation and certain significant stockholders. These provisions could also have the effect of delaying or impairing the removal or replacement of management, proxy contests, or changes in control. Any provision of our amended and restated certificate of incorporation and amended and restated bylaws that has the effect of delaying or impairing a change in control of the Company could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could affect the price that certain investors may be willing to pay for our common stock.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2011 we owned or leased a total of approximately 0.9 million square feet world-wide. The following table sets forth the location, size, and use of our principal facilities (square footage in thousands):

Location	Square Footage	Percent Utilized	Leased or Owned	Operating Segment	Principal Uses
Foster City, California (303 Velocity Way)	295	100%	Leased*	Corporate & Fiery	Corporate offices, design engineering, product testing, sales, customer service

Meredith, New Hampshire	176	100%	Owned	Inkjet	Manufacturing (Inkjet printers), design engineering, sales, customer service

Bangalore, India	76	100%	Leased	All	Design engineering, sales, administrative

Ypsilanti, Michigan	70	100%	Leased	Inkjet	Manufacturing (ink), design engineering, sales, customer service

Norcross, Georgia	52	100%	Leased	Fiery & APPS	Design engineering, sales, customer service, quality assurance, and software engineering

Minneapolis, Minnesota	44	100%	Owned	Fiery & APPS	Design engineering, customer service, software engineering

Scottsdale, Arizona	29	58%**	Leased	Fiery & APPS	Administrative, customer service

Ratingen, Germany	27	100%	Leased	Fiery	Software engineering, sales, customer service

Pittsburgh, Pennsylvania	18	100%	Leased	APPS	Software engineering, sales

Brussels, Belgium	17	100%	Leased	Inkjet	Sales, customer service

Location	Square Footage	Percent Utilized	Leased or Owned	Operating Segment	Principal Uses

Schiphol-Rijk, The Netherlands	17	100%	Leased	Inkjet	European corporate offices, sales, support services

Richmond Hill, Ontario, Canada	15	100%	Leased	Fiery	Manufacturing, (Entrac), administrative, design engineering, sales, customer service
Parsippany, New Jersey	12	69%**	Leased	Fiery	Design and engineering
Lebanon, New Hampshire	9	100%	Leased	APPS	Software engineering
Essen, Germany	9	100%	Leased	APPS	Design engineering, software engineering, sales, customer service
Jacksonville, Florida	8	100%	Leased	APPS	Software engineering
Shanghai, China	7	100%	Leased	Inkjet	Sales, demonstration center
Auckland, New Zealand	5	100%	Leased	APPS	Design engineering, software engineering, sales, customer service
Dronnfield, United Kingdom	5	100%	Leased	APPS	Design engineering, software engineering, sales, customer service
Colchester, United Kingdom	5	100%	Leased	APPS	Design engineering, software engineering, sales, customer service

*	We have an option to purchase this facility during or at the end of the lease term for the amount expended by the lessor to purchase the facility. Please see Note 8—Commitment and Contingencies of the Notes to Consolidated Financial Statements.
**	Non-utilized square footage has been fully reserved.

We lease 10 additional domestic and international regional operations and sales offices, excluding facilities that have been fully reserved. We believe that our facilities, in general, are adequate for our present needs. We do not expect that we would experience difficulties in obtaining additional space at fair market rates, if the need arose.

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

As of December 31, 2011, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

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

In a subsequent decision, the Mannheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst appealed the decision and the appeal hearing took place on October 26, 2011 in Karlsruhe, Germany. The court of appeal issued their decision on December 21, 2011 upholding the February 26, 2010 decision, which invalidated Durst’s utility model registration patent. Durst has filed a request for further appeal of this decision in the German Supreme Court.

Although we do not believe it is probable that we will incur a loss, it is reasonably possible that our financial statements could be materially affected by the unfavorable resolution of this matter, if an appeal is granted by the German Supreme Court. Because the action was dismissed and Durst’s patent was invalidated both in the Mannheim court and upon appeal, among other reasons, we are unable to estimate the amount or range of loss that may be incurred.

Durst v. EFI GmbH and EFI, et al. – Duesseldorf Litigation

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany, alleging infringement of a German patent. We have filed our response to the action, denying infringement and arguing that the patent is not valid. Nevertheless, because this proceeding is in the preliminary stages, we are not yet in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

N.V. Perfectproof Europe v. BEST GmbH

On December 31, 2001, N.V. Perfectproof Europe (“Perfectproof”) filed a complaint against BEST GmbH, currently Electronics For Imaging, GmbH (“BEST”) in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EUR 0.6 million for such termination and additional damages of EUR 0.3 million, or a total of approximately $1.1 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and challenged its jurisdiction over the claim. Perfectproof appealed the judgment, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and sent the case back to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case and that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement and as such, was subject to reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an expert to review accounting and other records of the parties and address certain questions relevant in assessing the amount of total damages that Perfectproof claimed it suffered. We received the expert’s preliminary report on July 14, 2011 and filed, on August 16, 2011, a response to the expert’s report. In October 2011, the expert issued the final report in which the expert’s analysis of itemized damages are, in the aggregate, significantly less than the amount of damages claimed by Perfectproof.

Although we do not believe that Perfectproof’s claims are founded and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected by the court’s decision regarding the assessment of damages. Upon filing the final report with the court, the court may approve the report and pronounce the final amount of damages to be paid by us, or require additional analysis or consider further challenges to the final damages determination. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $1.1 million.

KERAjet S.A (“Kerajet”) vs. Cretaprint

In conjunction with our acquisition of Cretaprint, which closed on January 10, 2012, we assumed potential liability in a lawsuit related to a patent infringement action brought by Kerajet against Cretaprint.

In May 2011, Kerajet filed an action against Cretaprint in the Commercial Court in Valencia, Spain, alleging, among other things, that certain Cretaprint products infringe a patent held by Kerajet. In the Cretaprint purchase agreement, the former owners of Cretaprint assumed an indemnification obligation to us for this potential liability.

Although we have these rights to indemnification and we do not believe it is probable that we will incur a loss, it is reasonably possible that our financial statements could be materially affected by the unfavorable resolution of this matter. Accordingly, it is reasonably possible that we could incur a material loss in this matter. Because this proceeding is in the preliminary stages and a specific amount of damages has not been claimed by Kerajet, we are unable to estimate the amount or range of loss that may be incurred.

As of December 31, 2011, we are also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material with respect to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Item 4: Mine Safety Disclosure

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on The NASDAQ Global Select Market (formerly The NASDAQ National Market) under the symbol EFII since October 2, 1992. The table below lists the high and low sales price during each quarter the stock was traded in 2011 and 2010.

	2011				2010
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	15.95	$19.17	$18.34	$15.89	$13.61	$14.86	$12.20	$14.87
Low	13.52	$14.52	$12.73	$12.71	$11.25	$9.22	$9.18	$11.95

As of February 1, 2012 there were 148 stockholders of record, excluding a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers, and other financial institutions.

We did not declare or pay cash dividends on our common stock in either 2011 or 2010. We currently anticipate that we will retain all available funds for the operation of our business and do not plan to pay any cash dividends in the foreseeable future. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital.

Equity Compensation Plan Information

Information regarding our equity compensation plans may be found in Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Repurchases of Equity Securities

Repurchases of equity securities during the twelve months ended December 31, 2011 were as follows (in thousands except per share amounts):

Fiscal month	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans (1)
January 2011	10	$14.49	—	$—
February 2011	40	15.42	—	30,000
March 2011	365	14.37	220	26,855
April 2011	279	16.51	275	22,310
May 2011	269	18.03	251	17,793
June 2011	245	16.59	245	13,725
July 2011	186	17.52	186	10,472
August 2011	794	15.85	655	30,001
September 2011	689	13.97	689	20,377
October 2011	26	14.47	26	20,001
November 2011	16	14.08	—	20,001
December 2011	14	13.91	—	20,001

Total	2,933		2,547	$20,001

(1)

In February 2011, our Board of Directors authorized a $30 million repurchase of our outstanding common stock. In August 2011, our Board of Directors authorized an additional $30 million repurchase of our outstanding common stock. Under these publicly announced plans, we repurchased 2.5 million shares for an aggregate purchase price of $40 million during the year ended December 31, 2011.

(2)	Includes 0.4 million shares purchased from employees to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units (“RSUs”) and restricted stock awards (“RSAs”).

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

The following graph compares cumulative total returns based on an initial investment of $100 in the Company’s common stock to the NASDAQ Composite and the NASDAQ Computer Manufacturers Index. The stock price performance shown on the graph below is not indicative of future price performance and only reflects the Company’s relative stock price for the five-year period ending on December 31, 2011. All values assume reinvestment of dividends and are calculated at December 31 of each year.

Item 6: Selected Financial Data

The following table summarizes selected consolidated financial data as of and for the five years ended December 31, 2011. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto. For a more detailed description, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended December 31,
(in thousands, except per share amounts)	2011	2010	2009	2008	2007
Operations(1)
Revenue	$591,556	$504,007	$401,108	$560,380	$620,586

Gross profit(2)	330,983	267,685	211,483	317,417	361,147

Income (loss) from operations (2)(3)	27,333	(276)	(67,017)	(145,015)	(2,231)

Net income (loss)(2)(3)(4)	$27,465	$7,487	$(2,171)	$(113,444)	$26,843

Earnings per share
Net income (loss) per basic common share	$0.59	$0.16	$(0.04)	$(2.16)	$0.47

Net income (loss) per diluted common share	$0.58	$0.16	$(0.04)	$(2.16)	$0.44

Shares used in basic per-share calculation	46,234	45,387	49,682	52,553	56,679

Shares used in diluted per-share calculation	47,579	47,152	49,682	52,553	68,102

	December 31,
(in thousands)	2011	2010	2009	2008	2007
Financial Position
Cash, cash equivalents, and short-term investments	$219,158	$229,663	$204,201	$189,351	$499,852
Working capital	244,824	265,250	246,652	293,830	270,677
Total assets	739,734	706,581	661,181	751,948	1,157,739
Convertible senior debentures	—	—	—	—	240,000
Stockholders’ equity	564,783	551,749	522,426	601,218	743,996

(1)

Includes acquired company results of operations beginning on the date of acquisition. See Note 3—Acquisitions of the Notes to Consolidated Financial Statements for a summary of recent acquisitions during the years ended December 31, 2011, 2010, and 2009.

(2)

Gross profit includes $2.3 million provision for excess solvent inventories and related end-of-life purchases resulting from the accelerating transition from solvent to UV technology for the year ended December 31, 2010.

(3)	Income (loss) from operations includes the following:

•	Amortization of acquisition-related intangibles of $11.2, $12.4, $18.5, $32.0, and $33.5 million for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

•	Stock-based compensation expense of $23.4, $15.9, $18.6, $33.4, and $24.5 million for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

•

Goodwill and long-lived asset impairment charges of $0.7, $3.2, and $111.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. Based on our assessment of goodwill impairment during the fourth quarter of 2008, we recognized a non-cash goodwill impairment charge of $104 million.

•	Restructuring and other charges of $3.3, $3.6, $9.0, $11.0, and $1.5 million for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

•

Acquisition-related costs of $2.3 and $1.2 million for the years ended December 31, 2011 and 2010 associated with businesses acquired during the years ended December 31, 2011 and 2010 and Cretaprint, which was acquired subsequent to year end.

•

Change in fair value of contingent consideration of $1.5 and $0.4 million for the years ended December 31, 2011 and 2010. ASC 805, Business Combinations, requires that we estimate the fair value of acquisition-related contingent consideration based on the probability of realization of the performance targets. The 2011 and 2010 Radius earnout performance targets were achieved.

•

Acquired in-process research & development (“IPR&D”) costs of $2.7 million for the year ended December 31, 2008 were incurred in association with acquisitions that closed prior to the new business combination accounting guidance becoming effective.

(4)	Net income (loss) includes the following:

•

Benefit from the release of previously unrecognized tax benefits of $2.7 and $8.7 million for the years ended December 31, 2011 and 2010, respectively, resulting from the release of previously unrecognized tax benefits resulting from the expiration of U.S. federal and state statutes of limitations.

•

Gain on sale of minority investment in a privately held company. Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services considered to be strategic to us. Each of these investments had been fully impaired in prior years. On September 1, 2011, we sold one of these investments for $2.9 million because it was no longer considered to be strategic.

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

Overview

Key financial results for 2011 were as follows:

•

Our results for the year ended December 31, 2011 reflect revenue growth, gross margin improvement, and reduced operating expenses as a percentage of revenue. We completed our acquisition of Alphagraph on December 6, 2011, Prism on August 2, 2011, Entrac on July 25, 2011, and Streamline on February 16, 2011. Their results are included in our results of operations subsequent to those respective acquisition dates.

•

Our consolidated revenue increased by approximately 17%, or $87.6 million, from $504.0 million for the year ended December 31, 2010 to $591.6 million for the year ended December 31, 2011 consisting of increased Fiery, Inkjet, and APPS revenue of $31.5, $32.7, and $23.4 million, respectively.

•

Fiery revenue increased by 13% primarily due to strong demand for current products from each of the leading printer manufacturers, increased revenue from stand-alone and embedded servers and proofing software, and to a lesser extent, our acquisition of Entrac, which was acquired during the third quarter of 2011. The Fiery segment continues to benefit by the transition from analog to digital technology.

•

Inkjet revenue increased by 16% primarily due to increased sales of super-wide format printers and digital UV ink. The UV printer and ink revenue increase resulted from the ongoing migration of analog, as well as the ongoing transition from solvent-based to UV curable-based printing and from UV curing to UV/LED curing. Digital UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

•

APPS revenue increased by 41% primarily due to our acquisition strategy in the APPS operating segment, as well as increased Pace, Monarch, Radius, and web-to-print revenue. APPS revenue benefited from our acquisition of Prism, which closed during the third quarter of 2011 and to a lesser extent, our acquisition of Streamline, which closed during the first quarter of 2011, and to a lesser extent, our acquisition of Alphagraph, which closed during the fourth quarter of 2011. The acquisitions of Prism and Alphagraph in 2011 and Radius in 2010 have led to an increased international presence for our APPS business.

•

The gross profit percentage improved by 3 percentage points from 53% in 2010 to 56% in 2011 primarily due to improved Inkjet operating segment gross profit percentages of 39% (40% during the fourth quarter), compared to 33% in the prior year. The Inkjet gross profit percentage improved compared with the prior year primarily due to fixed manufacturing costs being spread over higher Inkjet revenue and reduced warranty exposure, which resulted from improved product performance, partially offset by engineering design modifications to improve quality. The Inkjet gross profit percentage also increased due to the $2.3 million charge for excess solvent inventories and related end-of-life purchases in 2010, as a result of the accelerating transition from solvent to UV technology.

•

Operating expenses as a percent of revenue decreased from 53% in 2010 to 52% in 2011. Operating expenses increased by $35.7 million between 2010 and 2011, but decreased as a percentage of revenue due to the 17% increase in revenue during the corresponding periods. The increase in operating expenses was primarily driven by head count increases related to the Alphagraph, Prism, Entrac, and Streamline acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, variable compensation due to improved profitability, commission payments resulting from increased revenue, non-recurring engineering expenses related to our product launches, change in fair value of contingent consideration related to our Radius acquisition, and increased stock-based compensation expense.

•

Interest and other income (expense), net, increased by $4.4 million primarily driven by the sale of a minority investment in a privately-held company for $2.9 million because the investment was no longer considered to be strategic and $2.2 million decrease in unfavorable realized and unrealized foreign exchange fluctuations primarily resulting from our Euro and British pound sterling-denominated assets and liabilities including intercompany loans, partially offset by $0.4 million of investment gains realized in 2010.

•

We recorded a tax provision of $3.0 million in 2011 on pre-tax income of $30.4 million compared to a tax benefit of $9.1 million in 2010 on a pre-tax loss of $1.6 million. The change from 2010 to 2011 primarily related to the decreased benefit realized from the recognition of $2.7 million of previously unrecognized tax benefits in 2011, compared with $8.7 million recognized in 2010 and the impact of the increase in pre-tax operating income in the current year.

Results of Operations

The following table presents items in our consolidated statements of operations as a percentage of total revenue for 2011, 2010, and 2009. These operating results are not necessarily indicative of results for any future period.

	For the years ended December 31,
	2011	2010	2009
Revenue	100%	100%	100%

Gross profit	56	53	53
Operating expenses:
Research and development	20	21	28
Sales and marketing	20	21	25
General and administrative	9	8	9
Amortization of identified intangibles	2	2	5
Restructuring and other	1	1	2
Asset impairment	—	—	1

Total operating expenses	52	53	70

Income (loss) from operations	4	—	(17)
Interest and other income (expense), net	1	—	1
Gain on sale of building and land	—	—	20

Income (loss) before income taxes	5	—	4
Benefit from (provision for) income taxes	(1)	2	(5)

Net income (loss)	4%	2%	(1)%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

Fiery, which consists of print servers, controllers, and DFEs, which transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone print controllers and servers connected to digital copiers and other peripheral devices, (ii) embedded and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our controller solutions such as Fiery Central and MicroPress, (iv) Entrac, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

Inkjet, which consists of sales of our VUTEk super-wide and Rastek wide format inkjet printers, Jetrion label and packaging digital inkjet printers, ink, parts, and service revenue.

APPS , which consists of our business process automation software, including Monarch (formerly Hagen), PSI, Logic, PrintSmith, and PrintFlow; Pace, our business process automation software that is available in a cloud-based environment; Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; Radius, our business process automation software for label and packaging printers; PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; Prism, our business process automation software for the printing and packaging industry; and Alphagraph, which includes business process automation solutions for the graphic arts industry.

We sell PrintSmith to small print-for-pay and small commercial print shops; Pace to medium and large commercial print shops, display graphics providers, in-plant printing operations, and government printing operations; Monarch to large commercial, publication, direct mail, and digital print shops; Radius to the label and packaging industry; Digital StoreFront to customers desiring e-commerce and web-to-print solutions, and PrintStream to Pace and Monarch customers that provide fulfillment services to their end customers.

Our revenue by operating segment for the years ended December 31, 2011, 2010, and 2009 was as follows (in thousands):

	For the years ended December 31,						% change
	2011		2010		2009		2011 over 2010	2010 over 2009
Fiery	$270,073	46%	$238,621	47%	$193,012	48%	13%	24%
Inkjet	240,318	40	207,654	41	159,732	40	16	30
APPS	81,165	14	57,732	12	48,364	12	41	19

Total revenue	$591,556	100%	$504,007	100%	$401,108	100%	17%	26%

Proofing software revenue previously reported in the APPS operating segment of $8.6 million for the year ended December 31, 2009 has been revised to conform to the presentation for the years ended December 31, 2011 and 2010, reflecting the reclassification of proofing software from the APPS to the Fiery operating segment. Total revenue for the year ended December 31, 2009 has not changed.

Overview

Revenue was $591.6, $504.0, and $401.1 million for the years ended December 31, 2011, 2010, and 2009, respectively, resulting in a 17% increase in 2011 compared with 2010 and a 26% increase in 2010 compared with 2009. The $87.6 million increase in 2011 compared with 2010 consisted of increased Fiery, Inkjet, and APPS revenue of $31.5, $32.7, and $23.4 million, respectively. The $102.9 million increase in 2010 compared with 2009 consisted of increased Fiery, Inkjet, and APPS revenue of $45.6, $47.9, and $9.4 million, respectively.

Fiery Revenue

Fiery revenue increased by $31.5 million, or 13%, in 2011 compared with 2010, as the Fiery operating segment continues to benefit from the conversion from analog to digital technology. The Fiery operating segment has experienced strong demand in 2011 for current products from the leading printer manufacturers and increased revenue from stand-alone and embedded servers and proofing software. Fiery revenue benefited to a lesser extent from the Entrac acquisition, which closed during the third quarter of 2011.

Fiery revenue increased by $45.6 million, or 24%, in 2010 compared with 2009, primarily driven by strong demand for our digital color controllers in the high-end production market. New and refreshed printer manufacturer engine launches contributed to the revenue increase.

Inkjet Revenue

Inkjet revenue increased by $32.7 million, or 16%, in 2011 compared with 2010, across all of our Inkjet product lines encompassing increased printer, digital UV ink, and service part sales. Following the successful introduction of the GS series of super-wide format printers in 2009, we continued to extend the GS product family in 2010 and 2011 with LED technology on our hybrid GS, as well as a GS roll-to-roll version. In addition, we introduced new printing solutions including textile and entry-level production UV hybrid printers.

Coming out of the 2009 downturn, the transition from solvent-based printing to UV curable-based printing and the transition from UV curing to UV/LED curing has continued to accelerate. The digital UV ink and service part sales increase reflects the high utilization that our UV printers are experiencing in the field, which is partially offset by a decreased solvent printer installed base demand, also measured by solvent ink usage and service parts.

Inkjet revenue increased by $47.9 million, or 30%, in 2010 compared with 2009, primarily due to GS series printer sales and significantly increased UV printer and ink sales.

APPS Revenue

APPS revenue increased by $23.4 million, or 41%, in 2011 compared with 2010, primarily due to internally generated revenue increases with respect to the Pace, Monarch, Radius, and web-to-print products. APPS revenue benefited from our acquisition of Prism, which closed during the third quarter of 2011 and to a lesser extent, our acquisitions of Streamline and Alphagraph, which closed during the first and fourth quarters of 2011, respectively. APPS recurring revenue includes subscription revenue and maintenance fees.

APPS revenue increased by $9.4 million, or 19%, in 2010 compared with 2009, due to revenue realized from our 2010 acquisition of Radius, in addition to increased Pace and web-to-print revenue.

Our revenue by geographic area for the years ended December 31, 2011, 2010, and 2009 was as follows (in thousands):

	For the years ended December 31,						% change
	2011		2010		2009		2011 over 2010	2010 over 2009
Americas	$345,303	58%	$293,747	58%	$229,294	57%	18%	28%
EMEA	178,471	30	149,488	30	122,696	30	19	22
Asia Pacific	67,782	12	60,772	12	49,118	13	12	24
Japan	35,655	6	41,853	8	35,041	9	(15)	19
Rest of world (“ROW”)	32,127	6	18,919	4	14,077	4	70	34

Total revenue	$591,556	100%	$504,007	100%	$401,108	100%	17%	26%

2011 Compared with 2010

Our consolidated revenue increase of $87.6 million, or 17%, in 2011 compared with 2010, resulted from double digit percentage growth in Americas, EMEA, and ROW resulting from increased revenue in all three operating segments, partially offset by decreased revenue in Japan. The 2011 and 2010 Fiery and Inkjet product launches mitigated the impact of the weak economic environment in 2011. The operating segment geographic breakdown in 2011 remained comparable to 2010 with the exception of the decrease in Japan.

Americas revenue increased by $51.6 million, or 18%, in 2011 compared with 2010. Americas revenue increased due to double digit percentage revenue increases in all three of our operating segments.

EMEA revenue increased by $29.0 million, or 19%, in 2011 compared with 2010, due to double digit percentage revenue growth in all three of our operating segments.

•	Fiery revenue in EMEA increased due to strong demand for current products from the leading printer manufacturers and increased revenue from stand-alone and embedded servers and proofing software.

•	Inkjet revenue growth in EMEA was primarily driven by increased sales of our super-wide format printers, digital UV ink, and parts.

•

Our APPS EMEA customer base has increased significantly as a result of the Alphagraph and Prism acquisitions and benefited from an expanded international sales force acquired with the Alphagraph, Prism, and Radius acquisitions.

Japan revenue decreased by $6.2 million, or 15%, in 2011 compared with 2010, primarily due to decreased Fiery and Inkjet revenue resulting from the poor economy in Japan and delayed sales and supply constraints resulting from the March 2011 earthquake and tsunami.

ROW revenue increased by $13.2 million, or 70%, in 2011 compared with 2010, primarily due to increased demand for Fiery and Inkjet products in China and the rest of Asia. We have expanded our international sales force as a result of the Alphagraph, Prism, and Radius acquisitions.

In the individual regions, Fiery revenue represented 40%, 46%, 93%, and 51% of 2011 revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 41%, 49%, 90%, and 40% of 2010 revenue.

Inkjet revenue represented 40%, 49%, 7%, and 41% of 2011 revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 41%, 48%, 9%, and 57% of 2010 revenue.

APPS revenue represented 20%, 5%, 0%, and 8% of 2011 revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 18%, 3%, 1%, and 3% of 2010 revenue.

2010 Compared with 2009

Our consolidated revenue increase of $102.9 million, or 26%, in 2010 compared with 2009, resulted from double digit percentage growth in all three operating segments. The operating segment geographic breakdown in 2010 remained comparable to 2009. Comparing 2010 to 2009, Americas, EMEA, Japan, and ROW revenue increased by 28%, 22%, 19%, and 34%, respectively.

Revenue rebounded in 2010 across all regions and all operating segments within each region. New Fiery and Inkjet product launches mitigated the impact of the weak economic environment in 2010. Revenue had previously declined in 2009 primarily due to weakness in Fiery sales caused by reduced demand from the leading printer manufacturers due to the slow economy, weak Inkjet sales due to the tight global credit market, and the decline in global marketing spending.

Shipments to some of our significant printer manufacturer customers are made to centralized purchasing and manufacturing locations, which in turn ship to other locations, making it difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what is reported. We expect that sales outside of the U.S. will continue to represent a significant portion of our total revenue.

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery printer and copier related products to a relatively small number of leading printer manufacturers. Xerox and Ricoh each provided more than 10% of our revenue individually and together accounted for 26% of our revenue for the year ended December 31, 2011. Xerox and Canon each contributed over 10% of our revenue and together accounted for approximately 27% and 26% of our revenue for the years ended December 31, 2010 and 2009, respectively.

The percentage of business driven by our end customers through the leading printer manufacturers as, in effect, distributors of our products has leveled off in recent years after decreasing for several years previously. In 2011, 2010, and 2009, 57% of our revenue was from other sources. During 2011, on a quarterly basis, revenue from these leading printer manufacturers decreased from 49% in the first quarter to 38% by the fourth quarter with revenue from other sources increasing from 51% in the first quarter to 62% by the fourth quarter. Over time, we expect our revenue from the leading printer manufacturers to continue to decline. Because sales of our printer and copier-related products constitute a significant portion of our revenue and there are a limited number of printer manufacturers producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of printer manufacturers for a significant portion of our Fiery controller revenue in future periods. Accordingly, if we lose or experience reduced sales to one of these printer manufacturer /distributors, we will have difficulty replacing that revenue with sales to new or existing customers and our Fiery revenue will likely decline significantly.

Our reliance on revenue from the leading printer manufacturers decreased throughout the year ended December 31, 2011 because the Inkjet and APPS revenue increases were greater than the Fiery revenue increase in both percentage and absolute dollars. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on the leading printer manufacturers to design, develop, and integrate Fiery technology into their print engine as described above. No assurance can be given that our relationships with these and other printer manufacturers will continue or that we will be successful in increasing the number of printer manufacturing customers or the size of our existing relationships. Several of our printer manufacturing customers have reduced their purchases from us at various times in the past and any of these printer manufacturers or other customers could do so in the future as there are no contractual commitments to purchase our products in significant amounts, or at all. Such reductions have occurred in the past and could in the future have a significant negative impact on our consolidated financial position and results of operations. We expect that if we continue to increase our revenue in the Inkjet and APPS operating segments, the percentage of our revenue from printer manufacturing customers will decrease.

We intend to continue to develop new products and technologies for each of our product lines including new generations of server and controller products, super-wide and wide format printers, and other new product lines, and to distribute those new products to or through current and new printer manufacturers, distributors, and end users in 2012 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

If sales of our products do not grow over time in absolute terms, or if we are not able to meet demand for higher unit volumes, it could have a material adverse effect on our operating results. There can be no assurance that products that we introduce in the future will successfully compete, be accepted by the market, or otherwise effectively replace the volume of revenue and/or income from our older products. Market acceptance of our software products, products acquired through acquisitions, and other products cannot be assured. In addition, we may experience potential loss of sales, unexpected costs, or adverse impact on relationships with customers or suppliers as a result of acquisitions.

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

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the years ended December 31, 2011, 2010, and 2009 was as follows (in thousands):

	For the years ended December 31, 2011
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$270,073	$240,318	$81,165	$—	$591,556
Cost of revenue	86,989	147,580	24,340	1,664	260,573

Gross profit	$183,084	$92,738	$56,825	$(1,664)	$330,983

Gross profit percentages	67.8%	38.6%	70.0%		56.0%

	For the years ended December 31, 2010
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$238,621	$207,654	$57,732	$—	$504,007
Cost of revenue	77,402	139,533	18,403	984	236,322

Gross profit	$161,219	$68,121	$39,329	$(984)	$267,685

Gross profit percentages	67.6%	32.8%	68.1%		53.1%

	For the years ended December 31, 2009
	Fiery	Inkjet	APPS	Stock-based Compensation Expense	Total
Revenue	$193,012	$159,732	$48,364	$—	$401,108
Cost of revenue	63,772	108,984	15,795	1,074	189,625

Gross profit	$129,240	$50,748	$32,569	$(1,074)	$211,483

Gross profit percentages	67.0%	31.8%	67.3%		52.7%

Proofing software gross profit previously reported in the APPS operating segment of $7.7 million for the year ended December 31, 2009 has been revised to conform to the presentation for the years ended December 31, 2010, reflecting the reclassification of proofing software from the APPS to the Fiery operating segment. Total gross profit for the year ended December 31, 2009 has not changed.

Overview

Our gross profit percentages were 56.0%, 53.1%, and 52.7% for the years ended 2011, 2010, and 2009, respectively. Our gross profit percentage improved by 2.9 percentage points in 2011, as compared with 2010, primarily due to a 5.8 percentage point increase in the Inkjet gross profit percentage, a 1.9 percentage point increase in the APPS gross profit percentage, and increased Fiery revenue. All three operating segments contributed to the small increase in the gross profit percentage in 2010, as compared with 2009.

Fiery Gross Profit

The Fiery gross profit percentage of 67.8% in 2011 was comparable to 67.6% in 2010. The increase in Fiery revenue dollars aided the consolidated gross profit percentage due to the fixed component included within the Fiery cost of revenue.

The Fiery gross profit percentage increased from 67.0% in 2009 to 67.6% in 2010 primarily due to a mix shift toward stand-alone servers, which have higher margins than embedded servers, partially offset by the costs to launch new products.

Inkjet Gross Profit

The Inkjet gross profit percentage increased from 32.8% in 2010 to 38.6% in 2011. The improvement in the Inkjet gross profit percentage compared with the prior year is primarily due to fixed manufacturing costs being spread over higher Inkjet revenue and reduced warranty exposure, which resulted from improved product performance, partially offset by engineering design modifications to improve quality. The Inkjet gross profit percentage also increased due to the $2.3 million write-off of excess solvent inventories and related end-of-life purchases during 2010, as a result of the accelerating transition from solvent to UV technology.

The Inkjet gross profit percentage increased from 31.8% in 2009 to 32.8% in 2010. Improving Inkjet gross profit was primarily due to fixed manufacturing costs spread over higher Inkjet revenue, higher selling prices for new products launched in 2010, and favorable product mix shift toward higher margin printers, partially offset by engineering design modifications to improve quality and reduce warranty exposure and the $2.3 million provision for excess solvent inventories and related end-of-life purchases resulting from the accelerating transition from solvent to UV technology.

APPS Gross Profit

The increase in the APPS gross profit percentage from 68.1% in 2010 to 70.0% in 2011 was primarily due to efficiencies gained through increased revenue. APPS revenue increased from 12% of total revenue in 2010 to 14% of total revenue in 2011.

The increase in the APPS gross profit percentage from 67.3% in 2009 to 68.1% in 2010 was also primarily due to efficiencies gained through increased revenue. APPS revenue was 12% of total revenue in 2010, which was comparable to 2009, but the increase in revenue dollars aided the gross profit percentage due to the fixed component included within the APPS cost of revenue.

If our product mix changes significantly, our gross profit will fluctuate. In addition, gross profit can be impacted by a variety of other factors. These factors include market prices achieved on our current and future products, availability and pricing of key components (including memory subsystems, processors, and print heads), subcontractor manufacturing costs, product mix, distribution channel, geographic mix, product transition results, new product introductions, competition, business acquisitions, and general economic conditions in the U.S. and abroad. Consequently, gross profit may fluctuate from period to period. In addition, if we reduce prices, gross profit could be lower.

Many of our products and sub-assemblies are manufactured by subcontract manufacturers that purchase most of the necessary components. If our subcontract manufacturers cannot obtain necessary components at favorable prices, we could experience increased product costs. We purchase certain components directly, including processors, memory subsystems, certain ASICs, and software licensed from various sources, including Adobe PostScript® software.

Operating Expenses

Operating expenses for the years ended December 31, 2011, 2010, and 2009 were as follows (in thousands):

	For the years ended December 31,
				% change
	2011	2010	2009	2011 over 2010	2010 over 2009
Research and development	$115,901	$105,769	$110,822	10%	(5)%
Sales and marketing	119,487	107,322	102,001	11	5
General and administrative	53,756	38,185	35,033	41	9
Amortization of identified intangibles	11,248	12,385	18,479	(9)	(33)
Restructuring and other	3,258	3,615	8,957	(10)	(60)
Asset impairment	—	685	3,208	(100)	(79)

Total operating expenses	$303,650	$267,961	$278,500	13%	(4)%

Operating expenses increased by $35.7 million, or 13%, in 2011 as compared with 2010, and decreased by $10.5 million, or 4%, in 2010 as compared with 2009.

Operating expenses increased by $35.7 million between 2010 and 2011, but decreased as a percentage of revenue from 53% in 2010 to 52% in 2011 due to the 17% increase in revenue during the corresponding periods. The increase in operating expenses was primarily driven by head count increases related to the Alphagraph, Prism, Entrac, and Streamline acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, variable compensation due to improved profitability, commission payments resulting from increased revenue, non-recurring engineering expenses related to our product launches, change in fair value of contingent consideration related to our Radius acquisition, and increased stock-based compensation expense.

Operating expenses decreased by $10.5 million between 2009 and 2010 and decreased as a percentage of revenue from 70% in 2009 to 53% in 2010 primarily due to decreased amortization of identified intangibles, restructuring and other, and asset impairment. Decreased intangible amortization resulted from full amortization of VUTEk existing technology in 2009, partially offset by increased intangible amortization in 2010 due to the Radius acquisition. Restructuring and other and asset impairment decreased in 2010 as compared with 2009 primarily due to higher personnel-related restructuring charges in 2009 and the write-off of equipment and non-cancellable purchase orders relating to a planned product that was cancelled in 2009.

Research and Development

Research and development expenses consist primarily of costs associated with personnel, consulting, travel, research and development facilities, and prototype materials. Research and development expenses for the years ended December 31, 2011, 2010, and 2009 were $115.9 million, or 20% of revenue, $105.8 million, or 21% of revenue, and $110.8 million, or 28% of revenue, respectively.

Research and development expenses increased by $10.1 million, or 10%, in 2011 as compared with 2010. Personnel-related expenses increased by $7.3 million primarily due to head count increases related to the Alphagraph, Prism, Entrac, and Streamline acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, and increased variable compensation due to improved profitability. Prototypes and non-recurring engineering, consulting, contractor, and travel expenses increased by $4.8 million related to upcoming product launches, support of existing products, and trade show support. Stock-based compensation expense increased by $1.6 million related to new equity awards granted and a true-up of estimated forfeitures. Facility and information technology expenses decreased by $3.6 million primarily due to closure or downsizing of certain research and development locations during the last twelve months.

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

Research and development head count was 944, 834, and 820 as of December 31, 2011, 2010, and 2009, respectively.

We expect that if the U.S. dollar remains volatile against the Indian rupee, Euro, or British pound sterling, research and development expenses reported in U.S. dollars could fluctuate, although we hedge our operating expense exposure to the Indian rupee, which partially mitigates this risk.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, and costs associated with sales offices in the United States, Europe, and ROW. Sales and marketing expenses for the years ended December 31, 2011, 2010, and 2009 were $119.5 million, or 20% of revenue, $107.3 million, or 21% of revenue, and $102.0 million, or 25% of revenue, respectively.

Sales and marketing expenses increased by $12.2 million, or 11%, in 2011 as compared with 2010. Personnel-related expenses increased by $9.4 million primarily due to head count increases related to the Alphagraph, Prism, and Streamline acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, increased commission payments resulting from increased revenue, and increased variable compensation due to improved profitability. We have increased trade show and marketing program spending, and related travel and freight, by $2.2 million. Stock-based compensation expense increased by $0.4 million due to new equity awards granted and a true-up of estimated forfeitures.

Sales and marketing expenses increased by $5.3 million, or 5%, in 2010 as compared with 2009. Personnel-related expenses increased by $4.9 million primarily due to increased head count resulting from the Radius acquisition, variable compensation due to improved profitability, commission payments resulting from increased revenue, and decreased utilization of vacation balances. We increased trade show and marketing program spending, and related travel and freight, by $5.2 million as the printing industry began to recover. Stock-based compensation expense decreased by $0.5 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. The remaining $4.3 million reduction in sales and marketing expenses relates to facility downsizing achieved during the last year and a focused effort on cost reduction in all areas.

Sales and marketing head count was 583, 527, and 507 as of December 31, 2011, 2010, and 2009, respectively, including 188, 168, and 167 in customer service for each of the years presented.

Over time, our sales and marketing expenses may increase in absolute terms if revenue increases in future periods as we continue to actively promote our products and introduce new products and services. We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, and other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of costs associated with human resources, legal, and finance expenses. General and administrative expenses for the years ended December 31, 2011, 2010, and 2009 were $53.8 million, or 9% of revenue, $38.2 million, or 8% of revenue, and $35.0 million, or 9% of revenue, respectively.

General and administrative expenses increased $15.6 million, or 41%, in 2011 as compared with 2010. Personnel-related expenses increased by $5.0 million primarily driven by head count increases related to the Alphagraph, Prism, Entrac, and Streamline acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, and increased variable compensation due to improved profitability. Acquisition-related costs increased by $1.2 million as four acquisitions were closed in 2011, compared with one acquisition that closed in 2010. Stock-based compensation expense increased by $4.7 million due to new equity awards granted and a true-up of estimated forfeitures.

Updated probability-adjusted revenue estimates indicate that the 2011 Radius earnout performance targets were achieved. Consequently, the fair value of the Radius earnout increased by $1.5 million as of December 31, 2011. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

General and administrative expenses increased $3.2 million, or 9%, in 2010 as compared with 2009. Personnel-related expenses increased by $0.7 million primarily due to variable compensation due to improved profitability, decreased utilization of vacation balances, increased recruiting, and increased travel, partially offset by reduced salaries and head count through most of the year. Legal expenses decreased by $1.0 million as significant cases were settled in the prior year and more efficient spending. Stock-based compensation expense increased by $0.5 million due to the timing of equity awards issued during the last twelve months amortized under the graded vesting method. Acquisition-related costs of $1.2 million were expensed in 2010 in connection with our acquisition of Radius. The remaining $1.4 million reduction in general and administrative expenses is due to focused effort on cost reduction in all areas.

Updated probability-adjusted revenue estimates indicate that the 2010 Radius earnout performance targets were achieved. Consequently, the fair value of the Radius earnout increased by $0.4 million as of December 31, 2010. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

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

Stock-based compensation expense for the years ended December 31, 2011, 2010, and 2009 were $23.4 million, or 4% of revenue, $15.9 million, or 3% of revenue, and $18.6 million, or 5% of revenue, respectively.

Stock-based compensation expense increased $7.5 million, or 47%, in 2011 as compared with 2010 due to new equity awards granted with relatively higher fair value driven by the increase in the trading price of our stock and a true-up of estimated forfeitures. Stock-based compensation expense decreased $2.7 million, or 15%, in 2010 as compared with 2009 due to fewer equity awards granted in 2010 with a relatively lower fair value driven by the decrease in the trading price of our stock. As explained in more detail above, amortization of stock-based compensation expense under the graded vesting method results in more significant expense in the initial years of vesting.

Amortization of Identified Intangibles

Amortization of identified intangibles for the years ended December 31, 2011, 2010, and 2009 was $11.2 million, or 2% of revenue, $12.4 million, or 2% of revenue, and $18.5 million, or 5% of revenue, respectively.

The $1.2 million decrease in 2011, as compared with 2010, is due to intangible assets that became fully amortized during 2011 consisting primarily of VUTEk customer relationships, partially offset by the amortization of intangible assets resulting from the Alphagraph, Prism, Entrac, and Streamline acquisitions and a full year of Radius intangible asset amortization.

The $6.1 million decrease in 2010, as compared with 2009, is primarily due to VUTEk existing technology becoming fully amortized in 2010, partially offset by amortization of identified intangibles resulting from the Radius acquisition, which closed during the third quarter of 2010, and a full year of shortened useful lives of certain trademarks primarily within the Inkjet operating segment.

Restructuring and Other

During the years ended December 31, 2011, 2010, and 2009, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. We announced restructuring plans to better align our costs with revenue levels and the current economic environment and to re-align our cost structure following our business acquisitions in 2011 and 2010. Restructuring and other consists primarily of restructuring, severance, facility downsizing, and acquisition integration expenses.

Restructuring and other costs for the years ended December 31, 2011, 2010, and 2009 were $3.3, $3.6, and $9.0 million, respectively. Restructuring and other charges include severance costs of $1.7, $2.4, and $8.1 million related to head count reductions of 55, 98, and 227 for the years ended December 31, 2011, 2010, and 2009, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement, and relocation costs.

Facilities reduction and other costs for the years ended December 31, 2011, 2010, and 2009 were $0.6, $0.9, and $0.9 million, respectively. Facilities reduction and other costs includes charges resulting from a decrease in estimated sublease income necessitated by continuing weakness in the commercial real estate market where these facilities are located of $0.2 and $0.6 million for the years ended December 31, 2011 and 2010, respectively, facilities relocations in 2011, and costs to downsize or relocate six facilities in 2010.

Integration expenses for the years ended December 31, 2011 and 2010 of $1.0 and $0.3 million, respectively, were required to integrate the four acquisitions in 2011 and the Radius acquisition in 2010.

Other Income (Expense), Net

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes interest income, net, gains and losses from sales of our cash and short-term investments, gains from sales of minority investments in privately-held companies, and net foreign currency transaction gains and losses on our operating activities. Interest and other income (expense), net, for the years ended December 31, 2011, 2010, and 2009 was $3.1, $(1.4), and $3.1 million, respectively.

Interest and other income (expense), net, increased by $4.4 million in 2011 primarily driven by the sale of a minority investment in a privately-held company for $2.9 million because the investment was no longer considered to be strategic and $2.2 million decrease in unfavorable realized and unrealized foreign exchange fluctuations primarily resulting from our Euro and British pound sterling-denominated assets and liabilities including intercompany loans, partially offset by $0.4 million of investment gains realized in 2010.

The $4.5 million decrease in 2010, as compared with 2009, is primarily due to $3.4 million of realized and unrealized foreign exchanges losses in 2010, as compared with $0.2 million in realized and unrealized foreign exchanges gains in 2009, and $2.1 million reduction in interest income in 2010, partially offset by $0.4 million gain on sale of investments in 2010, as compared with $0.8 million in losses on sale of investments in 2009.

Interest income for the years ended December 31, 2011, 2010, and 2009 was $1.5, $1.7, and $3.8 million, respectively. The decrease of $2.1 million from 2009 to 2010 was driven by lower investment balances and interest rates as we sold a substantial portion of our investment portfolio during 2009 to generate cash for the repurchase of our common stock under the $30 million accelerated stock repurchase (“ASR”) during the first quarter of 2009 and the $70 million “modified Dutch auction” tender offer during the fourth quarter of 2009.

We had net realized gains (losses) on our marketable securities of $0.4 and $(0.8) million for the years ended December 31, 2010 and 2009, respectively, consisting of gains on our investments in marketable debt securities of $0.4 and $0.6 million for the years ended December 31, 2010 and 2009, respectively, offset by losses on our equity method investments of $1.4 for the year ended December 31, 2009.

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

Goodwill Impairment

We perform our annual goodwill impairment analysis in the fourth quarter of each year according to the provisions of ASC 350-20-35. A two-step impairment test of goodwill is required. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded equal to the difference.

Our goodwill valuation analysis is based on our respective reporting units (Fiery, Inkjet, and APPS), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Data, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2011 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units exceed their carrying values. Fiery, Inkjet, and APPS fair values are $288, $212, and $127 million, respectively, which exceed carrying value by 163%, 60%, and 50%, respectively.

To identify suitable comparable companies under the market approach, consideration was given to the financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar businesses, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives. Consideration was given to the investment characteristics of the subject company relative to those of similar publicly traded companies (i.e., guideline companies), which are actively traded. In applying the Public Company Market Multiple Method (“PCMMM”), valuation multiples were derived from historical and projected operating data of guideline companies and applied to the appropriate operating data of our reporting units to arrive at an indication of fair value. Five, four, and seven suitable guideline companies were identified for the Fiery, Inkjet, and APPS reporting units, respectively.

While the fair value of the Fiery, Inkjet and APPS reporting units exceeded their carrying value as of December 31, 2011 as indicated by the market-based valuation, management determined to further examine whether an impairment had occurred given the Inkjet impairment recognized in the fourth quarter of 2008 and the susceptibility of the APPS reporting unit to fair value fluctuations. We reviewed the factors that could trigger an impairment charge and completed an income-based impairment analysis for all three reporting units. As part of this process, we engaged a third party valuation firm to assist management in its analysis. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the impairment analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

Solely for purposes of establishing inputs for the income approach to assess the fair value of the Fiery, Inkjet, and APPS reporting units, we made the following assumptions:

•

Fiery and Inkjet revenue approximated historical normalized growth rates in 2011. During 2011, APPS revenue growth of 41% exceeded historical normalized growth rates due to several acquisitions completed in 2011 and 2010.

•	Despite the ongoing economic uncertainty, our reporting units’ revenue will grow at historical normalized rates between 2012 and 2016 for the following primary reasons:

•

The ongoing transition from analog to digital technology will enable our Fiery revenue to grow at historical normalized rates in spite of the economic climate. This transition is expected to continue through the forecast horizon. Fiery is also well-positioned to achieve historical normalized growth rates due to our software solutions, including our self-service and payment solution (Entrac).

•

As the leading world-wide manufacturer of digital UV ink, our Inkjet revenue is positioned to outpace the slow economy and achieve historical normalized growth rates due to the ongoing transition from solvent-based to UV curable-based printing and from UV curing to UV/LED curing. This transition is expected to continue through the forecast horizon.

•

Our acquisition strategy in the APPS reporting unit will enable us to achieve historical normalized revenue growth rates through the forecast horizon. Our intention is to continue to explore additional acquisition opportunities in the APPS operating segment to further consolidate the business process automation and cloud-based order entry and order management software industries in both the Americas and world-wide.

•	Long-term industry growth after 2016 with the exception of Fiery, which is conservatively assumed at long-term growth rates by 2013.

•

Gross profit percentages will approximate historical average levels in the Fiery and APPS reporting units. Inkjet gross profit will remain at the 40 percent level, which is the approximate level achieved in 2011 as we have resolved significant warranty issues and exposures.

Our discounted cash flow projections were based on five-year financial forecasts, which were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the valuation firm engaged by us. The significant assumptions utilized in these five-year financial forecasts included consolidated annual revenue growth rates ranging from 8% to 10%, which equates to a consolidated compound annual growth rate of 8%. These are our historical normalized growth rates. Future cash flows were discounted to present value using a mid-year convention and a consolidated discount rate of 19%. Terminal values were calculated using the Gordon growth methodology with a consolidated long-term growth rate of 3.5%. The sum of the fair values of the Fiery, Inkjet, and APPS reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium.

Significant assumptions used in determining fair values of the reporting units under the market-based and income-based analyses include the determination of appropriate market comparables, estimated multiples of revenue and earnings before interest expense and taxes (“EBIT”) that a willing buyer is likely to pay, estimated control premium a willing buyer is likely to pay, gross profit, and operating expenses. Gross profit and operating expenses as a percentage of revenue over the five-year forecast horizon were compared to approximate percentages realized by the guideline companies. To assess the reasonableness of the estimated control premium of 33%, we examined the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units. We examined the weighted average and median control premiums offered in relevant industries, industry specific control premiums, and specific transaction control premiums to conclude that our estimated control premium is reasonable.

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

Given the uncertainty of the economic environment and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2011 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2012 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Since fair values were determined using a weighting of the market and income approaches, we reviewed the sensitivity of the market multiple and discount rate to evaluate the sensitivity of the Fiery, Inkjet, and APPS valuations. The impact of a change in the market multiple of 1% results in either an increase in Fiery, Inkjet, and APPS fair values of 0.4%, 0.5%, or 0.4%, respectively, or a decrease of 0.5%, 0.5%, or 0.4%, respectively. Likewise, the impact of a change in the discount rate of one percentage point results in either an increase in the Fiery, Inkjet, and APPS fair values of 2.8%, 7.8%, or 3.6%, respectively, or a decrease of 2.4%, 6.4%, or 3.2%, respectively. Consequently, we have concluded that no reasonably possible changes would reduce the fair value of the reporting units to such a level that it would cause a failure in step one of the impairment analysis.

Long-Lived Asset Impairment

We evaluate potential impairment with respect to long-lived assets whenever events or changes in circumstances indicate their carrying amount may not be recoverable. We recognized long-lived asset impairment charges of $0.7 and $3.2 million for the years ended December 31, 2010 and 2009, respectively, consisting primarily of project abandonment costs related to equipment charges in the Inkjet operating segment, assets impaired related to an Inkjet facility closure, and the impairment of our remaining equity method investees. No asset impairment charges were recognized during the year ended December 31, 2011.

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

We previously assessed each investment’s technology pipeline and market conditions in the industry and determined it is no longer probable that they will generate sufficient positive future cash flows to recover the full carrying amount of the investment. As such, we recognized an impairment charge of $6.1 million. During the second quarter of 2010, we further assessed each remaining investment’s ability to sustain an earnings capacity that would justify the carrying amount of the investment in accordance with ASC 323-10-35-32, Investments – Equity Method and Joint Ventures – Subsequent Measurement. Based on this assessment, we impaired the remaining carrying value of these investments of $0.3 million.

Income (Loss) before Income Taxes

Income (loss) before income taxes for the years ended December 31, 2011, 2010, and 2009 were as follows (in thousands):

	For the years ended December 31,
	2011	2010	2009
U.S.	$3,143	$(18,818)	$24,470
Foreign	27,277	17,188	(8,435)

Total	$30,420	$(1,630)	$16,035

For the year ended December 31, 2011, pre-tax income of $30.4 million consisted of U.S. and foreign pre-tax income of $3.1 and $27.3 million, respectively. Pre-tax income attributable to U.S. operations is net of amortization of identified intangibles of $8.8 million, stock-based compensation expense of $23.4 million, restructuring and other costs of $2.6 million, and acquisition-related transaction costs of $1.0 million, partially offset by $2.9 million gain on sale of minority investment in a privately held company. Pre-tax income attributable to foreign operations is net of restructuring and other costs of $0.7 million, acquisition-related transaction costs of $1.3 million, amortization of identified intangibles of $2.4 million, and change in fair value of contingent consideration related to the Radius acquisition of $1.5 million.

For the year ended December 31, 2010, pre-tax loss of $1.6 million included $18.8 million of U.S. pre-tax loss and $17.2 million of foreign pre-tax income. The pre-tax loss attributable to U.S. operations included amortization of identified intangibles of $11.5 million, stock-based compensation expense of $15.9 million, restructuring and other costs of $2.3 million, excess solvent inventory and related end-of-life purchases of $0.9 million, and asset impairment of $0.3 million. The pre-tax income attributable to foreign operations is net of restructuring and other costs of $1.3 million, Radius acquisition-related transaction costs of $1.2 million, amortization of identified intangibles of $0.9 million, excess solvent inventory and related end-of-life purchases of $1.4 million, and asset impairment of $0.4 million.

For the year ended December 31, 2009, pre-tax income of $16.0 million included $24.5 million of U.S. pre-tax income and $8.5 million of foreign pre-tax loss. The pre-tax income attributable to U.S. operations included the $80.0 million gain on sale of building and land, offset by the amortization of identified intangibles of $18.1 million, stock-based compensation expense of $18.6 million, restructuring and other costs of $8.6 million, and asset impairment of $3.2 million. The pre-tax loss attributable to foreign operations included restructuring and other costs of $2.2 million and amortization of identified intangibles of $0.4 million.

Provision for (Benefit from) Income Taxes

We recorded a tax provision of $3.0 million in 2011 on pre-tax income of $30.4 million, compared to a tax benefit of $9.1 million in 2010 on a pre-tax loss of $1.6 million, and a tax provision of $18.2 million in 2009 on pre-tax income of $16.0 million.

The following table reconciles our provision for (benefit from) income taxes before discrete items to our provision for (benefit from) income taxes for the years ended December 31, 2011, 2010, and 2009 (in millions):

	For the years ended December 31,
	2011	2010	2009
Provision for (benefit from) income taxes before discrete items	$6.7	$(0.2)	$(13.0)
Provision related to tax shortfalls recorded pursuant to ASC 718-740, Stock Compensation — Income Taxes	—	4.1	5.8
Provision related to gain on sale of minority investment in a privately held company	1.1	—	—
Provision related to gain on sale of building and land	—	—	32.0
Provision related to the election of California Single Sales Factor	0.6	—	—
Interest related to unrecognized tax benefits	0.4	0.4	0.7
Benefit related to restructuring and other expense	(0.6)	(1.1)	(3.5)
Benefit related to acquisition expenses	(0.4)	—	—
Benefit related to asset impairment charges	—	(0.3)	(1.3)
Benefit related to excess solvent inventories and related end-of-life purchases	—	(0.4)	—
Tax deductions related to Employee Stock Purchase Plan (“ESPP”) dispositions	(0.6)	(0.7)	(0.5)
Benefit related to reassessment of taxes related to filing of prior year tax returns	(1.6)	(2.4)	—
Benefit related to reversals of uncertain tax positions due to statute of limitation expirations	(1.8)	(7.5)	(0.3)
Benefit related to reversals of accrued interest related to uncertain tax positions	(0.2)	(1.0)	(0.6)
Benefit related to net adjustments due to foreign audit settlements	(0.6)	—	(1.1)

Provision for (benefit from) income taxes	$3.0	$(9.1)	$18.2

In addition to the discrete benefits and charges listed above, we benefited from research and development credits in each of these years. Our taxes also decreased due to lower taxes on foreign income in 2011 and 2010. Our taxes increased due to non-deductible stock compensation charges in each of these years and decreased profitability in low tax jurisdictions in 2009.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Most of this income is earned in the Netherlands and the Cayman Islands, which are jurisdictions with tax rates materially lower than the statutory U.S. tax rate of 35%. No change in our business operations is under consideration that would materially impact our results from operations. Our effective tax rate could fluctuate significantly and be adversely impacted if anticipated earnings in the Netherlands and the Cayman Islands are proportionally lower than current projections and earnings in all other jurisdictions are proportionally higher than current projections.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. To the extent we increase a valuation allowance in a period, we will include an expense within the tax provision in the Consolidated Statement of Operations in the period in which such determination is made.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective positive evidence evaluated was cumulative pre-tax income over a three year period ended December 31, 2011. In addition, we considered that loss and credit carryforwards have not expired unused and a majority of our loss and credit carryforwards will not expire prior to 2016. Finally, we considered that our results from operations have improved each year since 2008.

As a result of this evaluation, we have determined that it is more likely than not that we will realize the benefit related to our deferred tax assets except for a valuation allowance on foreign tax credits resulting from the 2003 acquisition of Best GmbH, compensation deductions potentially limited by U.S. Internal Revenue Code (“IRC”) 162(m), and net operating loss carryforwards resulting from the 2010 Radius acquisition. The amount of deferred tax assets considered realizable could be negatively impacted if sufficient taxable income in the carryforward period is not generated.

Unaudited Non-GAAP Financial Information

Use of Non-GAAP Financial Information

To supplement our consolidated financial results prepared in accordance with generally accepted accounting principles (“GAAP”), we use non-GAAP measures of net income (loss) and earnings per diluted share that are GAAP net income (loss) and GAAP earnings per diluted share adjusted to exclude certain recurring and non-recurring costs, expenses, and gains.

We believe that the presentation of non-GAAP net income (loss) and non-GAAP earnings per diluted share provides important supplemental information regarding non-cash expenses and significant recurring and non-recurring items that we believe are important to understanding financial and business trends relating to our financial condition and results of operations. Non-GAAP net income (loss) and non-GAAP earnings per diluted share are among the primary indicators used by management as a basis for planning and forecasting future periods and by management and our Board of Directors to determine whether our operating performance has met specified targets and thresholds. Management uses non-GAAP net income (loss) and non-GAAP earnings per diluted share when evaluating operating performance because it believes the exclusion of the items described below, for which the amounts and/or timing may vary significantly depending on the Company’s activities and other factors, facilitates comparability of the Company’s operating performance from period to period. We have chosen to provide this information to investors so they can analyze our operating results in the same way that management does and use this information in their assessment of our business and the valuation of our Company.

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income (loss) and non-GAAP earnings per diluted share by adjusting GAAP net income (loss) and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles and stock-based compensation expense, as well as restructuring related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include end-of-life solvent inventory purchases and related obsolescence, asset impairment, sale of a non-strategic minority investment in a privately held company, acquisition-related transaction costs, and costs to integrate such acquisitions into our business.

These excluded items are described below:

•	Recurring charges and gains, including:

•	Amortization of acquisition-related intangibles. Intangible assets acquired to date are being amortized on a straight-line basis.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Non-recurring charges and gains, including:

•	Provision for excess solvent inventories and related end-of-life purchases resulting from the accelerating transition from solvent-based printing to UV curable-based printing.

•	Restructuring and other consists of:

•	Restructuring related charges. We have incurred restructuring charges as we reduced the number and size of our facilities and the size of our workforce.

•	Expenses incurred to integrate businesses acquired during the periods reported.

•	Acquisition-related transaction costs associated with businesses acquired during the periods reported and Cretaprint, which was acquired subsequent to year end.

•

Asset impairment costs consist primarily of equipment and non-cancellable purchase orders relating to a planned Inkjet product that was cancelled, a facility closure, and the impairment of a private minority investment.

•

We have excluded approximately $1.5 million from our non-GAAP operating results related to the change in the fair value of the Radius acquisition contingent consideration. Our management determined that when analyzing operating results of an acquired entity, we should focus on the total return provided by the investment (i.e., operating profit generated from the acquired entity compared to the purchase price paid, including the final amounts paid for contingent consideration) without considering any expenses recognized post-acquisition related to the change in the fair value of the contingent consideration. Our management determined that because the final purchase price paid for an acquisition necessarily reflects the accounting value assigned to both contingent consideration and to the intangible assets, when analyzing the operating results of an acquisition in subsequent periods, we should exclude the GAAP impact of any adjustments to the fair value of acquisition-related contingent consideration from its financial results. We believe this approach is useful in understanding the long-term return provided by an acquisition and that investors benefit from a supplemental non-GAAP financial measure that excludes the impact of this adjustment.

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

•	Gain on sale of building and land. We sold a portion of the Foster City, California campus for $137.3 million resulting in a gain on sale of $80.0 million for the year ended December 31, 2009.

•	Tax effect of non-GAAP adjustments

•	After excluding the items described above, we apply the principles of ASC 740, Income Taxes, to estimate the non-GAAP income tax benefit (provision) in each jurisdiction in which we operate.

•

We have excluded the recognition of previously unrecognized tax benefits of $2.7 and $8.7 million, and we have also excluded interest expense accrued on prior year reserves of $0.4 and $0.6 million, from our non-GAAP net income (loss) for the years ended December 31, 2011 and

2010, respectively, to facilitate comparability of our operating performance between the years. These tax benefits primarily arose from the release of previously unrecognized tax benefits resulting from the expiration of U.S. federal and state statutes of limitations.

•	We have excluded other tax benefits of $0.3 million from our non-GAAP net income for the year ended December 31, 2010.

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

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(unaudited)

	For the years ended December 31,
(millions, except per share data)	2011	2010	2009
Net income (loss)	$27.5	$7.5	$(2.2)

Excess solvent inventories and related end-of-life purchases	—	2.3	—
Amortization of identified intangible assets	11.2	12.4	18.5
Stock-based compensation expense	23.4	15.9	18.6
Restructuring and other	3.3	3.6	9.0
Acquisition-related transaction costs and legal expenses	2.3	1.2	(0.1)
Change in fair value of contingent consideration	1.5	—	—
Asset impairment	—	0.7	3.2
Gain on sale of minority investment in a privately-held company	(2.9)	—	—
Gain on sale of building and land	—	—	(80.0)
Tax effect of non-GAAP net income (loss)	(13.2)	(15.8)	22.3

Non-GAAP net income (loss)	$53.1	$27.8	$(10.7)

Non-GAAP net income (loss) per diluted share	$1.12	$0.59	$(0.22)

Shares for purposes of computing diluted non-GAAP net income (loss) per share	47.6	47.2	49.7

Critical Accounting Policies

The preparation of the consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, bad debts, inventories and purchase commitments, warranty obligations, litigation, restructuring activities, self-insurance, fair value of financial instruments, stock-based compensation, income taxes, valuation of goodwill and intangible assets, business combinations, and contingencies on an ongoing basis. Estimates are based on historical and current experience, the impact of the current economic environment, and various other assumptions believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are as follows:

•	revenue recognition;

•	estimating allowance for doubtful accounts, inventory reserves and purchase commitments, warranty reserves, litigation accruals, restructuring reserves, and self-insurance reserves;

•	fair value of financial instruments;

•	accounting for stock-based compensation;

•	accounting for income taxes;

•	valuation analyses of goodwill and intangible assets;

•	business combinations; and

•	determination of functional currencies for consolidating international operations.

Revenue recognition. We derive our revenue primarily from product revenue, which includes hardware (controllers, design-licensed solutions including upgrades, digital industrial inkjet printers including components replaced under maintenance agreements, and ink), software licensing and development, and royalties. We receive service revenue from software license maintenance agreements, printer maintenance agreements, customer support, training, professional services, and consulting. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences could result in the amount and timing of revenue for any period if our management made different judgments or utilized different estimates.

We recognize revenue on the sale of controllers, printers, and ink in accordance with the provisions of SEC Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”), and when applicable, ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. As such, revenue is generally recognized when persuasive evidence of an arrangement exists, the product has been delivered or services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.

Products generally must be shipped against written purchase orders. We use either a binding purchase order or signed contract as evidence of an arrangement. Sales to some of the leading printer manufacturers are evidenced by a master agreement governing the relationship together with a binding purchase order. Sales to our resellers are also evidenced by binding purchase orders or signed contracts and do not generally contain rights of return or price protection. Our arrangements generally do not include product acceptance clauses. When acceptance is required, revenue is recognized when the product is accepted by the customer.

Delivery of hardware generally is complete when title and risk of loss is transferred at point of shipment from manufacturing facilities, or when the product is delivered to the customer’s local common carrier. We also sell products and services using sales arrangements with terms resulting in different timing for revenue recognition as follows:

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

We deferred an immaterial amount of revenue during the years ended December 31, 2011, 2010, and 2009 because a portion of the customer payment was contingent upon installation.

We assess whether the fee is fixed or determinable based on the terms of the contract or purchase order. We assess collection based on a number of factors, including past transaction history with the customer, the creditworthiness of the customer, customer concentrations, current economic trends and macroeconomic conditions, changes in customer payment terms, the length of time receivables are past due, and significant one-time events. We may not request collateral from our customers, although down payments are generally required from Inkjet and APPS customers as a means to ensure payment. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue when collection becomes reasonably assured, which is generally upon receipt of cash.

We license our software primarily under perpetual licenses. Revenue from software consists of software licensing, post-contract customer support, and professional consulting. We apply the provisions of ASC 985-605, Software—Revenue Recognition and, if applicable, SAB 104 and ASC 605-25, to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the delivered elements have standalone value, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or right of return relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. We limit revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specified return or refund privileges. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition, but will not change the total revenue recognized on the contract.

Multiple-Deliverable Arrangements

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

We have calculated BESP for software licenses and non-software deliverables. We considered several different methods of establishing BESP including cost plus a reasonable margin and stand-alone selling price of the same or similar products and, if available, targeted rate of return, list price less discount, and company published list prices to identify the most appropriate representation of the estimated selling price of our products. Due to the wide range of pricing offered to our customers, we determined that selling price of the same or similar products, list price less discount, and company published list prices were not appropriate methods to determine BESP for our products. Cost plus a reasonable margin and targeted rate of return were eliminated due to the difficulty in determining the cost associated with the intangible elements of each product’s cost structure. As a result, management believes that the best estimate of the selling price of an element is based on the median sales price of deliverables sold in stand-alone transactions and/or separately priced deliverables contained in bundled arrangements. Elements sold as stand-alone transactions and in bundled arrangements during the last three months of 2010 and first nine months of 2011 were included in the calculation of BESP.

When historical data is unavailable to calculate and support the determination of BESP on a newly introduced or customized product, then BESP of similar products is substituted for revenue allocation purposes. We offer customization for some of our products. Customization does not have a significant impact on the discounting or pricing of our products.

ASU 2009-14 determined that tangible products containing software and non-software components that function together to deliver the product’s essential functionality are not required to follow the software revenue recognition guidance in ASC 985-605 as long as the hardware components of the tangible product substantively contribute to its functionality. In addition, hardware components of a tangible product containing software components shall always be excluded from the guidance in ASC 985-605. Non-software elements are accounted for in accordance with SAB 104.

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

We have insignificant transactions where tangible and software products are sold together in a bundled arrangement. During the year ended December 31, 2011, we deferred $0.1 million of revenue related to certain bundled arrangements accounted for under ASU 2009-13 and 2009-14. We are not able to reasonably estimate the effect of adopting these standards on future periods as the impact will vary if we modify or develop new go-to-market strategies or pricing practices, which could impact VSOE and BESP resulting in a different allocation of revenue to the deliverables in multiple element arrangements, but will not change the total revenue recognized for such arrangements.

Subscription Arrangements

We have subscription arrangements where the customer pays a fixed fee and receives services over a period of time. We recognize subscription revenue ratably over the service period. Any up front setup fees associated with our subscription arrangements are recognized ratably, generally over one year. Any up front setup fees that are not associated with our subscription arrangements are recognized upon completion.

Long-term Contracts Involving Substantial Customization

During the quarter ended September 30, 2010, we established the ability to produce estimates sufficiently dependable to require adoption of the percentage of completion method with respect to certain fixed price contracts. We previously followed the completed contract method of revenue recognition on long-term contracts involving substantial customization.

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

The percentage of completion method involves recognizing probable and reasonably estimable revenue using the percentage of services completed based on the current cumulative cost as a percentage of the estimated total cost, using a reasonably consistent profit margin over the period. Due to the long-term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity, or other factors used in developing the estimates of costs or revenue, we revise our cost and revenue estimates, which may result in increases or decreases in revenue and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.

We recognize losses on long-term fixed price contracts in the period that the contractual loss becomes probable and estimable. We record amounts invoiced to customers in excess of revenue recognized as deferred revenue until the revenue recognition criteria are met. We record revenue that is earned and recognized in excess of amounts invoiced on fixed price contracts as trade receivables.

Deferred Revenue and Related Deferred Costs

Deferred revenue represents amounts received in advance for product support contracts, software customer support contracts, consulting and integration projects, or product sales. Product support contracts include standalone product support packages, routine maintenance service contracts, and upgrades or extensions to standard product warranties. We defer these amounts when we invoice the customer and then generally recognize revenue either ratably over the support contract life, upon performing the related services, in accordance with the percentage of completion method, or in accordance with our revenue recognition policy. Deferred cost of revenue related to unrecognized revenue on shipments to customers was $2.1 million at December 31, 2011 and is included in other current assets in the Consolidated Balance Sheet. Deferred cost of revenue related to unrecognized revenue on shipments to customers was immaterial at December 31, 2010.

Allowances for doubtful accounts. We establish an allowance for doubtful accounts to ensure that trade receivables are not overstated due to uncollectibility. Our accounts receivable balance was $91.9 million, net of allowance for doubtful accounts and sales returns of $12.0 million, as of December 31, 2011.

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

Our Fiery products, which constitute approximately 46% of our revenue, are primarily sold to a limited number of leading printer manufacturers. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on these significant printer manufacturer / distributors to design, develop, and integrate Fiery technology into the their print engines. We expect that we will continue to depend on a relatively small number of leading printer manufacturers for a significant portion of our revenue, although the significance of that dependence is expected to decline in future periods as our revenue increases from Inkjet and APPS products. We perform ongoing credit evaluations of the financial condition of our printer manufacturer, third-party distributor, reseller, and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. The evaluation of whether to write off a receivable balance depends on the age, size, and a determination of collectibility of the receivable. We generally have experienced longer accounts receivable collection cycles in our Inkjet and APPS operating segments compared to our Fiery operating segment as, historically, the leading printer manufacturers have paid on a more timely basis. Down payments are generally required from Inkjet and APPS customers as a means to ensure payment.

Inventory reserves. Management estimates potential future inventory obsolescence and purchase commitments to evaluate the need for inventory reserves. Current economic trends, changes in customer demand, product design changes, product life and demand, and the acceptance of our products are analyzed to evaluate the adequacy of such reserves. Significant management judgment and estimates must be made in connection with establishing inventory allowances and reserves in any accounting period. Material differences may result in changes in the amount and timing of our net income (loss) for any period, if management made different judgments or utilized different estimates. Our inventories were $44.8 million, net of inventory reserves of $15.5 million, as of December 31, 2011.

Warranty reserves. Our Fiery controller and Inkjet printer products are generally accompanied by a 12-month limited warranty from date of shipment, which covers both parts and labor. In accordance with ASC 450-30, Loss Contingencies, an accrual is required when the warranty liability is estimable and probable based upon historical experience. A provision for estimated future warranty work is recorded in cost of revenue when revenue is recognized.

The warranty liability is reviewed regularly and periodically adjusted to reflect changes in warranty estimates. Significant management judgments and estimates must be made in connection with establishing and updating warranty reserves including estimated potential inventory return rates and replacement or repair costs. Material differences may result in changes in the amount and timing of our income for any period, if management made different judgments or utilized different estimates. Warranty reserves were $8.9 million as of December 31, 2011.

Litigation accruals. We may be involved, from time to time, in a variety of claims, lawsuits, investigations, or proceedings relating to contractual disputes, securities laws, intellectual property rights, employment, or other matters that may arise in the normal course of business. We assess our potential liability in each of these matters by using the information available to us. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and various combinations of appropriate litigation and settlement strategies. We accrue estimated losses from contingencies if a loss is deemed probable and can be reasonably estimated.

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

Restructuring reserves. We have engaged, and may continue to engage, in restructuring actions, which require management to utilize significant estimates related to the timing and the expense for severance and other employee separation costs, realizable values of assets made obsolete, lease cancellation, facility downsizing, and other exit costs. If actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

Self-insurance reserves. Beginning in 2011, we are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125,000 per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.6 million as of December 31, 2011, which is not discounted, based on an examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual at December 31, 2011 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. These estimates are based on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from our historical trends and assumptions.

As part of this process, we engaged a third party actuarial firm to assist management in its analysis. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party actuary, the related valuation of our self-insurance liability represents the conclusions of management and not the conclusions or statements of any third party. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

Fair value of financial instruments. We invest our excess cash in deposits with major banks; money market securities; and municipal, U.S. government and sponsored entity, and corporate debt securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded on the Consolidated Balance Sheet.

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Typically, the cost of these investments has approximated fair value. Marketable investments with a maturity greater than three months are classified as available-for-sale short-term investments. Available-for-sale securities are stated at fair market value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders’ equity (“OCI”), adjusted for deferred income taxes. The credit portion of any other-than-temporary impairment is included in net income (loss). Realized gains and losses on sales of financial instruments are recognized upon sale of the investments using the specific identification method.

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

As part of this process, we engaged pricing services to assist management in its analysis. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize third party pricing services, the impairment analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

Specifically, we obtain the fair value of our Level 2 financial instruments from third party asset managers, the custodian bank, and the accounting service providers. Independently, these service providers use professional pricing services to gather pricing data, which may include quoted market prices for identical or comparable instruments or inputs other than quoted prices that are observable either directly or indirectly. The service providers then analyze their gathered pricing inputs and apply proprietary valuation techniques, including consensus pricing, weighted average pricing, distribution-curve-based algorithms, or pricing models such as discounted cash flow techniques to provide a fair value for each security.

The validation procedures performed by management include the following:

•	obtaining an understanding of the pricing service’s valuation methodologies, including the timing and frequency,

•	evaluating the type, nature, and complexity of our investments in financial instruments,

•	evaluating the activity level in the market for the type of securities in which we have invested including the volatility of price movements requiring analysis, and

•

validating the quoted market prices provided by our service providers by completing a three way reconciliation, comparing the assessment of the fair values provided by the asset manager, the custody bank and the accounting book of record provider for each portfolio.

Obtaining an understanding of these valuation risks allows us to respond by developing internal controls that appropriately mitigate any risks identified. If material discrepancies are noted when comparing the valuations on a security-by-security basis, then we conduct detailed pricing analysis, search alternative pricing sources, or require the service provider to provide an in-depth price analysis prior to recording the fair value in our financial statements. If we determine that a price provided by the third party pricing services is not reflective of the fair value of the security, we require the custodian bank or accounting service provider to update their price file accordingly.

At least annually, we review the pricing practices followed by the various entities involved in determining the fair value of our securities; including comparing their process and practices to those followed by other external third party pricing vendors. Also, at least annually, we review the internal controls provided in place at the custodian bank and the accounting service provider.

The fair value of our investments in certain money market funds is expected to maintain a Net Asset Value of $1 per share and, as such, is priced at the expected market price.

We review investments in fixed income debt securities for other-than-temporary impairment whenever the fair value is less than the amortized cost and evidence indicates the investment’s carrying amount is not recoverable within a reasonable period of time. We assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost, the seniority and durations of the securities, adverse conditions related to a security, industry, or sector, historical and projected issuer financial performance, credit ratings, issuer specific news, and other available relevant information. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that gross unrealized losses on short-term investments at December 31, 2011 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not be until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

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

Accounting for stock-based compensation. We account for stock-based compensation in accordance with ASC 718, which requires stock-based compensation expense to be recognized based on the fair value of such awards on the date of grant. We amortize stock-based compensation expense on a graded vesting basis over the vesting period, after assessing the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation expense is recognized over the requisite service period for each separately vesting tranche as though the award were, in substance, multiple awards. We apply an estimated forfeiture rate based on historical experience and management assessment to reflect what we believe will be our final stock-based compensation expense. We must use our judgment in determining and applying the assumptions needed for the valuation of employee stock options, RSUs, RSAs, and issuance of common stock under our ESPP.

We use the Black-Scholes-Merton (“BSM”) option pricing model to value stock-based compensation for all equity awards, except market -based awards. Market-based awards are valued using a Monte Carlo valuation model. Option pricing models were developed to estimate the value of traded options that have no vesting or hedging restrictions and are fully transferable. The BSM model determines the fair value of stock-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, expected term, interest rates, and actual and projected employee stock option exercise behavior. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term is based on management’s consideration of the historical life, vesting period, and contractual period of the options granted. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

Accounting for income taxes. We are required to estimate income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax expense and temporary differences resulting from differing treatment of items, such as deferred revenue for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. To the extent that we increase a valuation allowance in a period, we include an expense within the tax provision in the Consolidated Statement of Operations in the period in which such determination is made.

Significant management judgment is required to determine our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective positive evidence evaluated was cumulative pre- tax income over a three year period ended December 31, 2011. In addition, we considered that loss and credit carryforwards have not expired unused and a majority of our loss and credit carryforwards will not expire prior to 2016. Finally, we have considered that our results from operations have improved each year since 2008.

As a result of this evaluation, we have determined that it is more likely than not that we will realize the benefit related to our deferred tax assets, except for a valuation allowance on foreign tax credits resulting from the 2003 acquisition of Best GmbH, compensation deductions potentially limited by IRC 162(m), and net operating loss carryforwards resulting from the 2010 Radius acquisition. The realizability of deferred tax assets could be negatively impacted if sufficient taxable income in the carryforward period is not generated.

Current and noncurrent deferred tax assets, net of current and noncurrent deferred tax liabilities, as of December 31, 2011 were $57.6 million, net of valuation allowance of $2.6 million.

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

Significant management judgment is required in evaluating our uncertain tax positions. Our gross unrecognized benefits are $35.6 million as of December 31, 2011. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. If actual settlements differ from these estimates, or we adjust these estimates in future periods, we may need to recognize additional tax benefits or charges that could materially impact our financial position and results of operations.

As of December 31, 2011, we have permanently reinvested $7.9 million of unremitted earnings. Should these earnings be remitted to the U.S., the tax on these earnings would be $2.0 million.

Valuation analyses of goodwill and intangible assets. We perform our annual goodwill impairment analysis in the fourth quarter of each year according to the provisions of ASC 350-20-35. A two-step impairment test of goodwill is required. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded equal to the difference.

Our goodwill valuation analysis is based on our respective reporting units (Fiery, Inkjet, and APPS), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Data, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2011 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units exceed their carrying values. Fiery, Inkjet, and APPS fair values are $288, $212, and $127 million, respectively, which exceed carrying value by 163%, 60%, and 50%, respectively.

To identify suitable comparable companies under the market approach, consideration was given to the financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar businesses, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives. Consideration was given to the investment characteristics of the subject company relative to those of similar publicly traded companies (i.e., guideline companies), which are actively traded. In applying the PCMMM, valuation multiples were derived from historical and projected operating data of guideline companies and applied to the appropriate operating data of our reporting units to arrive at an indication of fair value. Five, four, and seven suitable guideline companies were identified for the Fiery, Inkjet, and APPS reporting units, respectively.

While the fair value of the Fiery, Inkjet and APPS reporting units exceeded their carrying value as of December 31, 2011 as indicated by the market-based valuation, management determined to further examine whether an impairment had occurred given the Inkjet impairment recognized in the fourth quarter of 2008 and the susceptibility of the APPS reporting unit to fair value fluctuations. We reviewed the factors that could trigger an impairment charge and completed an income-based impairment analysis for all three reporting units. As part of this process, we engaged a third party valuation firm to assist management in its analysis. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the impairment analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

Solely for purposes of establishing inputs for the income approach to assess the fair value of the Fiery, Inkjet, and APPS reporting units, we made the following assumptions:

•

Fiery and Inkjet revenue approximated historical normalized growth rates in 2011. During 2011, APPS revenue growth of 41% exceeded historical normalized growth rates due to several acquisitions completed in 2011 and 2010.

•	Despite the ongoing economic uncertainty, our reporting units’ revenue will grow at historical normalized rates between 2012 and 2016 for the following primary reasons:

•

The ongoing transition from analog to digital technology will enable our Fiery revenue to grow at historical normalized rates in spite of the economic climate. This transition is expected to continue through the forecast horizon. Fiery is also well-positioned to achieve historical normalized growth rates due to our software solutions, including our self-service and payment solution (Entrac).

•

As the leading world-wide manufacturer of digital UV ink, our Inkjet revenue is positioned to outpace the slow economy and achieve historical normalized growth rates due to the ongoing transition from solvent-based to UV curable-based printing and from UV curing to UV/LED curing. This transition is expected to continue through the forecast horizon.

•

Our acquisition strategy in the APPS reporting unit will enable us to achieve historical normalized revenue growth rates through the forecast horizon. Our intention is to continue to explore additional acquisition opportunities in the APPS operating segment to further consolidate the business process automation and cloud-based order entry and order management software industries in both the Americas and world-wide.

•	Long-term industry growth after 2016 with the exception of Fiery, which is conservatively assumed at long-term growth rates by 2013.

•

Gross profit percentages will approximate historical average levels in the Fiery and APPS reporting units. Inkjet gross profit will remain at the 40 percent level, which is the approximate level achieved in 2011 as we have resolved significant warranty issues and exposures.

Our discounted cash flow projections were based on five-year financial forecasts, which were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the valuation firm engaged by us. The significant assumptions utilized in these five-year financial forecasts included consolidated annual revenue growth rates ranging from 8% to 10%, which equates to a consolidated compound annual growth rate of 8%. These are our historical normalized growth rates. Future cash flows were discounted to present value using a mid-year convention and a consolidated discount rate of 19%. Terminal values were calculated using the Gordon growth methodology with a consolidated long-term growth rate of 3.5%. The sum of the fair values of the Fiery, Inkjet, and APPS reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium.

Significant assumptions used in determining fair values of the reporting units under the market-based and income-based analyses include the determination of appropriate market comparables, estimated multiples of revenue and EBIT that a willing buyer is likely to pay, estimated control premium a willing buyer is likely to pay, gross profit, and operating expenses. Gross profit and operating expenses as a percentage of revenue over the five-year forecast horizon were compared to approximate percentages realized by the guideline companies. To assess the reasonableness of the estimated control premium of 33%, we examined the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units. We examined the weighted average and median control premiums offered in relevant industries, industry specific control premiums, and specific transaction control premiums to conclude that our estimated control premium is reasonable.

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

Given the uncertainty of the economic environment and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2011 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2012 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Business combinations. We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, including IPR&D, and liabilities assumed based on their estimated fair values. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets. The results of operations for each acquisition are included in our financial statements from the date of acquisition.

Effective in 2009, ASC 805 was amended. The fundamental requirement that the acquisition method of accounting be used for all business combinations was retained while revising the accounting treatment for the fair values of certain acquired assets, liabilities, and expenses. See Note 1—The Company and its Significant Accounting Policies of our Notes to Consolidated Financial Statements for a summary of the impact of this accounting pronouncement on our accounting for business combinations.

Management estimates fair value based on assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows; acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates.

We estimate the fair value of acquisition-related contingent consideration based on the probability of realization of the performance targets. This estimate is based on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of contingent consideration is remeasured at each reporting period, with any changes in the fair value recognized as a component of general and administrative expense.

Other estimates associated with the accounting for acquisitions include severance costs and the costs to vacate or downsize facilities, including the future costs to operate and eventually abandon or relinquish duplicate facilities. These costs are recognized as restructuring and other expenses and are based on management estimates and are subject to refinement. Estimated costs may change as additional information becomes available regarding assets acquired and liabilities assumed and as management continues its assessment of the pre-merger operations.

Acquisition-related costs of $2.3 and $1.2 million were expensed during the years ended December 31, 2011 and 2010, respectively, associated with businesses acquired during the periods reported and Cretaprint, which was acquired subsequent to year end.

Alphagraph: On December 6, 2011, we purchased privately-held Alphagraph for cash consideration of approximately $9.5 million, net of cash acquired, plus an additional future cash earnout, which is contingent on achieving certain performance targets. The fair value of the earnout is currently estimated to be $2.5 million as of December 31, 2011. Headquartered in Germany, Alphagraph provides business process automation solutions for the graphic arts industry.

Prism: On August 2, 2011, we acquired privately held Prism for cash consideration of approximately $11.5 million, net of cash acquired. Headquartered in New Zealand, Prism is a provider of business process automation software for the printing and packaging industry including automated shop floor management and work in progress tracking.

Entrac: On July 25, 2011, we acquired privately-held Entrac for cash consideration of approximately $6.4 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. The fair value of the earnout is currently estimated to be $2.8 million as of December 31, 2011. Headquartered in Canada, Entrac provides self-service and payment solutions for business services including mobile printing.

Streamline: On February 16, 2011, we acquired privately-held Streamline for cash consideration of approximately $6.8 million, including accrued working capital payments, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. The fair value of the earnout is currently estimated to be $1.3 million as of December 31, 2011. Headquarterd in San Rafael, California, Streamline is the provider of PrintStream business process automation software, which we acquired to establish our presence in mailing and fulfillment services for the printing industry.

The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to the Alphagraph, Entrac, and Streamline acquisitions, beyond amounts currently accrued, is $0.6 million as of December 31, 2011.

Radius: On July 2, 2010, we acquired privately-held Radius for cash consideration of approximately $14.1 million, net of cash acquired, plus an additional cash earnout contingent on achieving certain performance targets. As of December 31, 2011, approximately $4.2 million had been earned against the earnout. The $1.9 million excess above the valuation at the acquisition date was expensed as a component of general and administrative expense in accordance with ASC 805. Radius is a print management software company headquartered in Chicago, Illinois, that provides business process automation solutions for the label and packaging industry.

The Alphagraph, Prism, Entrac, Streamline, and Radius acquisitions are discussed more fully in Note 3—Acquisitions of the Notes to the Consolidated Financial Statements.

Our financial projections may ultimately prove to be inaccurate and unanticipated events and circumstances may occur. As a result, these estimates are inherently uncertain and unpredictable, assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or other actual results. Therefore, no assurance can be given that the underlying assumptions used to establish the valuation for these acquired businesses will prove to be correct. We typically engage a third party valuation firm to assist management in its analysis. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the valuations represent the conclusions of management and not the conclusions or statements of any third party.

Determining functional currencies for the purpose of consolidating our international operations. We have a number of foreign subsidiaries, which together account for approximately 43% of our net revenue, approximately 16% of our total assets and approximately 37% of our total liabilities as of December 31, 2011. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Japanese yen, Indian rupee, and Australian dollar) in foreign countries.

In preparing our consolidated financial statements, we must remeasure and translate balance sheet and income statement amounts into U.S. dollars. Foreign currency assets and liabilities are remeasured from the transaction currency into the functional currency at current exchange rates, except for non-monetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at monthly exchange rates, which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in other income (expense), net. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net, and were a gain (loss) of $(1.2), $(3.4), and $0.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates, while revenue and expenses are translated using monthly exchange rates, which approximate the average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of OCI, adjusted for deferred income taxes. The cumulative translation adjustment balance at December 31, 2011 was an unrealized gain of $1.4 million.

Based on our assessment of the salient economic indicators discussed in ASC 830-10-55-5, Foreign Currency Matters, we consider the U.S. dollar to be the functional currency for each of our international subsidiaries except for our German subsidiaries, EFI GmbH and Alphagraph, for which we consider the Euro to be the subsidiaries’ functional currency, our Japanese subsidiary, Electronics For Imaging Japan KK, for which we consider the Japanese yen to be the subsidiary’s functional currency, and our U.K. subsidiaries, Electronics For Imaging United Kingdom Limited and Prism Group Holdings Limited (U.K.), for which we consider the British pound sterling to be the subsidiaries’ functional currency.

Recent Accounting Pronouncements

See Note 1—The Company and Its Significant Accounting Policies of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $10.5 million to $219.2 million as of December 31, 2011 from $229.7 million as of December 31, 2010. This decrease was primarily due to $33.7 million acquisition of Alphagraph, Prism, Entrac, and Streamline, net of cash acquired and accrued payments, Pace and Radius earnout payments of $5.1 million, treasury stock purchases of $40.0 million, net settlement of RSUs and RSAs for employee common stock related tax liabilities of $5.8 million, and purchases of property and equipment of $9.8 million, partially offset by cash flows provided by operating activities of $72.2 million, proceeds from ESPP purchases of $6.1 million, proceeds from common stock exercises of $2.0 million, and $2.9 million proceeds from sale of minority investment in a privately-held company.

Cash, cash equivalents, and short-term investments increased $25.5 million to $229.7 million as of December 31, 2010 from $204.2 million as of December 31, 2009. The increase was primarily due to cash provided by operating activities of $43.9 million, ESPP proceeds of $5.7 million, and proceeds from the exercise of stock options of $1.0 million, partially offset by the $14.1 million purchase of Radius, net of cash acquired, payment of contingent consideration related to the Pace Systems Group, Inc. (“Pace”) acquisition of $2.4 million, capital expenditures of $5.0 million, net settlement of RSUs for employee common stock-related tax liabilities of $2.9 million, and the payment of transaction costs of $0.6 million related to the tender offer concluded during the fourth quarter of 2009.

(in thousands)	2011	2010	2009
Cash and cash equivalents	$120,058	$126,363	$106,067
Short-term investments	99,100	103,300	98,134

Total cash, cash equivalents, and short-term investments	$219,158	$229,663	$204,201

Net cash provided by (used for) operating activities	$72,196	$43,923	$(19,668)
Net cash provided by (used for) investing activities	(42,124)	(27,480)	88,581
Net cash provided by (used for) financing activities	(35,890)	3,698	(95,019)
Effect of foreign exchange rate changes on cash and cash equivalents	(487)	155	21

Increase (decrease) in cash and cash equivalents	$(6,305)	$20,296	$(26,085)

On January 10, 2012, we acquired privately held Cretaprint for approximately $31 million in cash, plus an additional future cash earn out of approximately $21 million contingent on achieving certain performance targets. Cretaprint is a leading developer and supplier of inkjet printers for ceramic tiles.

As of December 31, 2011, we have approximately $7.9 million of unremitted earnings, which are not available to meet our operating and working capital requirements as these amounts have been permanently reinvested. Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $69.4 and $73.2 million as of December 31, 2011 and 2010, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital needs, capital expenditure, investment requirements, business acquisitions, stock repurchases, commitments (see Note 8 of the Notes to Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchase of shares of our common stock, and working capital. At December 31, 2011, cash and cash equivalents and short-term investments available were $219.2 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Operating Activities

Net cash provided by operating activities in 2011 of $72.2 million compares with net cash provided by operating activities in 2010 of $43.9 million and net cash used for operating activities in 2009 of $19.7 million. Net cash provided by operating activities in 2011 consists primarily of net income of $27.5 million, non-cash charges and credits of $46.4 million, less the net change in operating asset and liabilities of $1.7 million. Non-cash charges and credits consist primarily of $18.8 million in depreciation and amortization, $23.4 million of stock-based compensation expense, provision for inventory obsolescence of $7.0 million, and provision for allowance for bad debts and sales-related allowances of $2.0 million, partially offset by $2.7 million deferred tax credit and $2.1 million of other non-cash credits, charges, and provisions. The net change in operating assets and liabilities of $1.7 million consists primarily of increases in inventories, accounts receivable, and other current assets of $6.6, $3.4, and $1.0 million, respectively, offset by increases in accounts payable and accrued liabilities of $2.5 million and net taxes payable of $6.8 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 52, 54, and 65 days at December 31, 2011, 2010, and 2009, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. DSO improved in 2011 due to strong collections. We expect DSOs to vary from period to period because of changes in the mix of business between our direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Inkjet and APPS related revenue increases, we expect DSOs may trend higher. Our DSOs related to the Inkjet and APPS operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, they have paid on a more timely basis.

Inventories

Our inventories are procured primarily in support of the Inkjet and Fiery operating segments. Our inventories decreased by $1.4 million from $46.2 million in 2010 to $44.8 million in 2011 primarily due to improved inventory management and increased shipments during the fourth quarter. Inventory turnover improved from 5.9 turns in 2010 to 6.2 turns in 2011. We calculate inventory turnover by dividing annualized fourth quarter cost of revenue by average inventories.

Accounts Payable, Accrued and Other Liabilities, and Net Income Taxes Payable

Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. The change in accounts payable, accrued and other liabilities, and net income taxes payable increased our cash flows provided by operating activities by $9.3 and $7.6 million in 2011 and 2010, respectively, and increased our cash flows used for operating activities by $16.1 million in 2009. Our working capital, defined as current assets minus current liabilities, was $244.8 and $265.3 million at December 31, 2011 and 2010, respectively.

Investing Activities

Cash provided by (used for) investing activities for the years ended December 31, 2011, 2010, and 2009 were as follows (in thousands):

	2011	2010	2009
Purchases of short-term investments	$(99,155)	$(111,619)	$(167,465)
Proceeds from sales and maturities of short-term investments	101,716	105,603	127,163
Purchases, net of proceeds from sales, of property and equipment	(9,828)	(5,016)	(5,218)
Proceeds from sale of minority investment in a privately held company	2,866	—	—
Proceeds from sale of building and land, net of direct transaction costs	—	—	135,802
Businesses purchased, net of cash acquired	(38,436)	(16,448)	—
Proceeds from collection of notes receivable from acquired business	713	—	—
Purchases of other investments	—	—	(1,701)

Net cash provided by (used for) investing activities	$(42,124)	$(27,480)	$88,581

Acquisitions

Alphagraph, Prism, Entrac, and Streamline were acquired in 2011 for approximately $33.7 million in cash, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets and accrued working capital payments. Radius was acquired in 2010 for $14.1 million, net of cash acquired, plus an additional cash earnout, which was contingent on achieving certain performance targets.

Earnout payments were made relating to previously accrued Radius liabilities of $2.1 million during the year ended December 31, 2011. The first earnout period ended December 31, 2010 with consideration earned of approximately $2.1 million. The final earnout period ended December 31, 2011 with consideration earned of approximately $2.1 million. The portion of the Radius earnout representing performance targets achieved in excess of the fair value recognized in the opening balance sheet were $1.5 and $0.4 million for the years ended Decmeber 31, 2011 and 2010, respectively. These adjustments to the Radius earnout were recognized as general and administrative expenses and are reflected as cash used for operating activities in the Consolidated Statements of Cash Flows.

Earnout payments were made relating to previously accrued Pace liabilities of $2.9 and $2.4 million during the years ended December 31, 2011 and 2010, respectively. On July 28, 2008, we purchased Pace for approximately $20.1 million, net of cash acquired, including direct acquisition costs, plus an additional cash earnout, which was contingent on achieving certain performance targets. The first earnout period ended December 31, 2009 with consideration earned of approximately $2.4 million. The second earnout period ended December 31, 2010 with consideration earned of approximately $2.9 million. The final earnout period ended December 31, 2011 with consideration earned of $0.6 million, resulting in cumulative additional cash earnouts of $5.9 million, which have been accounted for as an adjustment to the purchase price in accordance with the accounting requirements for business combinations that closed prior to 2009.

Property and Equipment

Our net property and equipment purchases totaled $9.8, $5.0, and $5.2 million in 2011, 2010, and 2009, respectively. Our property and equipment additions have been funded by cash from operations.

We anticipate that we will continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and are dependent on a number of factors including our hiring of employees, the rate of change in computer hardware and software used in our business, our business outlook, and decisions to further invest or expand business sites.

During the first quarter of 2009, we sold a portion of the Foster City, California, campus for $137.3 million. Under the agreement, we sold the approximately 163,000 square foot building at 301 Velocity Way, as well as approximately 30 acres of related land and certain other assets related to the property. Net proceeds from the sale of building and land, net of direct transaction costs paid in 2009, were $135.8 million. The cost of the land, building, improvements, and direct transaction costs were included in the determination of the $80 million gain on sale of building and land.

Investments

During 2011, we received net proceeds from sale and maturities of our marketable securities of $2.6 million. During 2010 and 2009, we purchased, net of sales and maturities, marketable securities of $6.0 and $40.3 million, respectively.

We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are considered to be strategic to us. Each of these investments had been fully impaired in prior years. On September 1, 2011, we received the proceeds from the sale of one of these investments of $2.9 million.

Restricted Cash and Investments

We have restricted investments that are required to be maintained by the synthetic lease of our Foster City office facility. We are required to maintain cash in LIBOR-based interest-bearing accounts, which fully collateralize our synthetic lease. We had $56.9 million of restricted investments at December 31, 2011, which was accounted for as restricted investments within noncurrent assets.

We are also required to maintain restricted cash of $0.8 million related to a customer agreement that was obtained through the Alphagraph acquisition. The current portion of $0.3 million represents the restriction that will be released in 2012 and is included in other current assets. The noncurrent portion of $0.5 million is included in other assets.

Financing Activities

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and for ESPP shares. We received proceeds from the exercise of stock options and employee purchases of ESPP shares of $8.1, $6.7, and $5.9 million in 2011, 2010, and 2009, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, and general market conditions. We anticipate that cash provided from the exercise of stock options may decline over time as we shift to issuance of RSUs, rather than stock options.

The primary use of funds for financing activities in 2011, 2010, and 2009 was $45.8, $3.6, and $101.1 million, respectively, of cash used to repurchase outstanding shares of our common stock. In February 2011, our Board of Directors authorized a $30 million repurchase of our outstanding common stock. In August 2011, our Board of Directors authorized an additional $30 million repurchase of our outstanding common stock, which is currently in progress. Common stock repurchases in 2009 included the $30 million ASR, $70 million tender offer, and repurchase of stock options from certain employees in conjunction with our fair value stock option exchange. Common stock repurchases includes cash used for net settlement of RSUs and RSAs for employee common stock related tax liabilities in 2011, 2010, and 2009.

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

The synthetic lease agreement for our corporate headquarters provides a residual value guarantee. Under ASC 460, Guarantees, the fair value of a residual value guarantee in lease agreements must be recognized as a liability in our Consolidated Balance Sheet. We have determined that the guarantee has no material value as of December 31, 2011.

Other Commitments

Our Fiery inventory consists primarily of raw and finished goods, memory subsystems, processors, and ASICs, which are sold to third party contract manufacturers responsible for manufacturing our products. Our Inkjet inventories consist of raw and finished goods, print heads, frames, digital UV ink, and other components in support of our internal manufacturing operations and solvent ink, which is purchased from third party contract manufacturers responsible for manufacturing our solvent ink. Should we decide to purchase components and do our own manufacturing of Fiery controllers, or should it become necessary for us to purchase and sell components other than processors, ASICs, or memory subsystems to our contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventories we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supplies were reduced or not available.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as liabilities at December 31, 2011, with the exception of acquisition-related contingent liabilities.

	Payments due by period
(in thousands)	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years
Operating lease obligations(1)	$15,800	$5,921	$7,537	$1,796	$546
Contingent liability(2)	8,704	5,389	3,315	—	—
Purchase obligations(3)	19,633	19,633	—	—	—

Total(3)	$44,137	$30,943	$10,852	$1,796	$546

(1)	Lease obligations related to the principal corporate facilities are estimated based on current market interest rates (LIBOR). See Off-Balance Sheet Financing.
(2)

Represents the fair value of acquisition-related contingent consideration. The current fair value is reflected in our Consolidated Balance Sheets under the caption “accrued and other liabilities” and represents the portion earned based on realization of 2011 performance targets. The noncurrent fair value is reflected in our Consolidated Balance Sheets under the caption “contingent and other liabilities” and represents the present value of the contingent liabilities expected to be earned in subsequent years based on discounted probability-adjusted revenue.

(3)	Excludes contractual obligations recorded on the balance sheet as current liabilities and certain purchase orders as discussed below.

Purchase obligations in the table above include agreements to purchase goods or services that are enforceable, non-cancellable, and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude purchase orders for raw materials and other goods and services that are cancelable without penalty. Our purchase orders are based on our current manufacturing needs and are generally fulfilled by our vendors within short time horizons. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

The expected timing of payment for the obligations listed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on when the goods or services are received or changes to agreed-upon amounts for some obligations.

The above table does not reflect unrecognized tax benefits of $35.6 million, the timing of which is uncertain. See Note 11—Income Taxes of Notes to the Consolidated Financial Statements for additional discussion of unrecognized tax benefits.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

As of December 31, 2011, we were a party to a synthetic lease (“Lease”) covering our facility located at 303 Velocity Way, Foster City, California. The Lease provides a cost effective means of providing adequate office space for our corporate offices. The Lease is scheduled to expire in July 2014. The Lease includes an option to purchase the facility for the amount expended by the lessor to purchase the facility.

We guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the Lease. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We are liable to the lessor for the financed amount of the building if we default on our covenants. We were in compliance with all such financial and merger-related covenants as of December 31, 2011. We have assessed our exposure in relation to the first loss guarantees under the Lease and have determined there is no deficiency to the guaranteed value at December 31, 2011. If there is a decline in value, we will record a loss associated with the residual value guarantee. The $56.9 million pledged under the Lease is in LIBOR-based interest bearing accounts as of December 31, 2011 and is restricted as to withdrawal at all times. As of December 31, 2011, we are treated as the owner of this building for federal income tax purposes. In conjunction with the Lease, we leased the land on which the building is located to the lessor of the building. This separate ground lease is for approximately 30 years. The Lease is scheduled to expire in 2014.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

The following discussion of our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the tightening of the global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.5 million at December 31, 2011. As of December 31, 2011, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future. See Financial Risk Management below for a discussion of European market risk.

Interest Rate Risk

Marketable Securities

We maintain an investment portfolio of short-term fixed income debt securities of various holdings, types, and maturities. These short-term investments are generally classified as available–for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of OCI. We attempt to limit our exposure to interest rate risk by investing in securities with maturities of less than three years; however, we may be unable to successfully limit our risk to interest rate fluctuations. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.

The following table presents the hypothetical change in fair values in the financial instruments held by us at December 31, 2011 that are sensitive to changes in interest rates. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$106,647	$105,629	$104,611

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Japanese yen, Indian rupee, and Australian dollar) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies world-wide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.5 million at December 31, 2011. As of December 31, 2011, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

Financial Risk Management

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our exposures are related to non-U.S. dollar denominated sales in Europe, Japan, the U.K., Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., and Australia. We hedge our operating expense exposure in Indian rupees. As of December 31, 2011, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

We maintain investment portfolio holdings of various issuers, types, and maturities, typically U.S. Treasury and government-sponsored entity securities, corporate debt instruments, and mortgage-backed instruments. These short-term investments are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of OCI. These securities are not leveraged and are held for purposes other than trading.

SEC Division of Corporation Finance Disclosure Guidance Topic 4 (“Guidance Topic 4”), European Sovereign Debt, encourages registrants to discuss their exposure to the recent intensification of uncertainty in the European economy. Specifically, registrants are asked to disclose their European debt by counterparty (i.e., sovereign and non-sovereign) and by country. We have no European sovereign debt investments. Our European debt investments consist of non-sovereign corporate debt included within money market funds of $20.4 million, which represents 40% of our money market funds at December 31, 2011. Our European debt investments are with corporations domiciled in the northern or central European countries of Sweden, Germany, Netherlands, Switzerland, Norway, France, and the U.K. We have no exposure in southern Europe where the greater risk resides. Accordingly, we believe that we do not have significant exposure with respect to our corporate debt investments in Europe and such investments, which are included within money market funds, meet the definition of cash equivalents at December 31, 2011.

Since Europe represents a significant portion of our revenue and cash flow, Guidance Topic 4 encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 29% of our receivables are with European customers. Of this amount, 13% of our European receivables (4% of consolidated net receivables) are in the higher risk southern European countries (mostly Italy and Spain), which are not considered to be material to consolidated net receivables and are adequately reserved.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electronics For Imaging, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Electronics For Imaging, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Streamline Development, LLC (“Streamline”), Entrac Technologies, Inc. (“Entrac”), Prism Group Holdings Limited (“Prism”), and alphagraph team GmbH (“Alphagraph”) from its assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by the Company in purchase business combinations during 2011. We have excluded Streamline, Entrac, Prism, and Alphagraph from our audit of internal control over financial reporting. Streamline, Entrac, Prism, and Alphagraph are wholly-owned subsidiaries whose total assets and total revenue represent 6.9% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/S/    PRICEWATERHOUSE COOPERS LLP

San Jose, California

February 17, 2012

Electronics For Imaging, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$120,058	$126,363
Short-term investments, available for sale	99,100	103,300
Accounts receivable, net of allowances of $12.0 and $13.2 million, respectively	91,923	85,453
Inventories	44,788	46,216
Other current assets	20,792	24,317

Total current assets	376,661	385,649
Property and equipment, net	30,096	26,547
Restricted investments	56,850	56,850
Goodwill	164,323	139,517
Intangible assets, net	55,992	49,140
Deferred tax assets	53,675	47,137
Other assets	2,137	1,741

Total assets	$739,734	$706,581

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,965	$49,189
Accrued and other liabilities	56,236	45,730
Deferred revenue	26,053	24,298
Income taxes payable	2,583	1,182

Total current liabilities	131,837	120,399
Contingent and other liabilities	3,427	619
Deferred tax liabilities	4,090	1,292
Non-current income taxes payable	35,597	32,522

Total liabilities	174,951	154,832

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 76,565 and 74,456 shares issued and outstanding, respectively	766	745
Additional paid-in capital	725,801	692,904
Treasury stock, at cost, 30,964 and 28,031 shares, respectively	(534,400)	(488,559)
Accumulated other comprehensive income	1,447	2,955
Retained earnings	371,169	343,704

Total stockholders’ equity	564,783	551,749

Total liabilities and stockholders’ equity	$739,734	$706,581

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Revenue	$591,556	$504,007	$401,108
Cost of revenue(1)	260,573	236,322	189,625

Gross profit	330,983	267,685	211,483

Operating expenses:
Research and development(1)	115,901	105,769	110,822
Sales and marketing(1)	119,487	107,322	102,001
General and administrative(1)	53,756	38,185	35,033
Amortization of identified intangibles	11,248	12,385	18,479
Restructuring and other (Note 14)	3,258	3,615	8,957
Asset impairment	—	685	3,208

Total operating expenses	303,650	267,961	278,500

Income (loss) from operations	27,333	(276)	(67,017)

Other income (expense), net:
Interest and other income (expense), net:	3,087	(1,354)	3,061
Gain on sale of building and land	—	—	79,991

Total other income (expense), net	3,087	(1,354)	83,052

Income (loss) before income taxes	30,420	(1,630)	16,035
Benefit from (provision for) income taxes	(2,955)	9,117	(18,206)

Net income (loss)	$27,465	$7,487	$(2,171)

Net income (loss) per basic common share	$0.59	$0.16	$(0.04)

Net income (loss) per diluted common share	$0.58	$0.16	$(0.04)

Shares used in basic per-share calculation	46,234	45,387	49,682

Shares used in diluted per-share calculation	47,579	47,152	49,682

(1) Includes stock-based compensation expense as follows:

	2011	2010	2009
Cost of revenue	$1,664	$984	$1,074
Research and development	5,724	4,114	6,664
Sales and marketing	4,133	3,695	4,233
General and administrative	11,848	7,132	6,613

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Treasury stock		Other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
(in thousands)	Shares	Amount		Shares	Amount
Balances as of December 31, 2008	70,738	$708	$644,482	(19,381)	$(384,129)	$1,676	$338,481	$601,218

Net loss							(2,171)
Other comprehensive income, net of tax:
Currency translation adjustment						(59)
Market valuation of short-term investments						660
Other						11

Comprehensive income (loss)						612	(2,171)	(1,559)
Cumulative effect adjustment upon adoption of ASC 320-10-65-1 as of April 1, 2009						58	(58)	—
Repurchase in conjunction with our fair value stock option exchange			(167)					(167)
Restricted stock vested	761	7	(7)					—
Stock-based compensation			18,584					18,584
Stock repurchases				(8,407)	(101,489)			(101,489)
Stock issued pursuant to ESPP	777	8	5,831					5,839

Balances as of December 31, 2009	72,276	$723	$668,723	(27,788)	$(485,618)	$2,346	$336,252	$522,426

Net income							7,487
Other comprehensive income, net of tax:
Currency translation adjustment						727
Market valuation of short-term investments						(100)
Other						(18)

Comprehensive income						609	7,487	8,096
Exercise of common stock options	86	1	1,021					1,022
Restricted stock vested	1,344	13	(13)					—
Stock-based compensation			15,925					15,925
Stock repurchases				(243)	(2,941)			(2,941)
Stock issued pursuant to ESPP	750	8	5,653					5,661
Tax benefit related to stock plans			1,595					1,595
Other							(35)	(35)

Balances as of December 31, 2010	74,456	$745	$692,904	(28,031)	$(488,559)	$2,955	$343,704	$551,749

Net income							27,465
Other comprehensive income, net of tax:
Currency translation adjustment						(1,292)
Market valuation of short-term investments						(148)
Other						(68)

Comprehensive income (loss)						(1,508)	27,465	25,957
Exercise of common stock options	146	2	1,986					1,988
Restricted stock vested	1,317	13	(13)					—
Stock-based compensation			23,369					23,369
Stock repurchases				(2,933)	(45,841)			(45,841)
Stock issued pursuant to ESPP	646	6	6,129					6,135
Tax benefit from employee stock plans			1,426					1,426

Balances as of December 31, 2011	76,565	$766	$725,801	(30,964)	$(534,400)	$1,447	$371,169	$564,783

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$27,465	$7,487	$(2,171)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	18,765	20,943	29,453
Deferred taxes	(2,691)	(4,190)	6,806
Tax benefit from employee stock plans	1,426	—	—
Excess tax benefit from stock-based compensation	(2,038)	(573)	(180)
Provision for allowance for bad debts and sales-related allowances	2,010	2,525	7,703
Provision for inventory obsolescence	6,991	5,833	4,986
Stock-based compensation	23,369	15,925	18,583
Non-cash asset impairment and restructuring	55	685	2,334
Gain on sale of minority investment in a privately held company	(2,866)	—	—
Gain on sale of building and land	—	—	(79,991)
Other non-cash charges and credits	1,371	734	2,252
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(3,386)	(5,718)	9,799
Inventories	(6,550)	(5,329)	(6,454)
Other current assets	(1,047)	(2,083)	3,325
Accounts payable and accrued liabilities	2,529	16,836	(23,383)
Income taxes payable/receivable, net	6,793	(9,152)	7,270

Net cash provided by (used for) operating activities	72,196	43,923	(19,668)

Cash flows from investing activities:
Purchases of short-term investments	(99,155)	(111,619)	(167,465)
Proceeds from sales and maturities of short-term investments	101,716	105,603	127,163
Purchases, net of proceeds from sales, of property and equipment	(9,828)	(5,016)	(5,218)
Proceeds from sale of building and land, net of direct transaction costs	—	—	135,802
Businesses purchased, net of cash acquired	(38,436)	(16,448)	—
Proceeds from sale of minority investment in a privately held company	2,866	—	—
Proceeds from collection of notes receivable from acquired business	713	—	—
Purchases of other investments	—	—	(1,701)

Net cash provided by (used for) investing activities	(42,124)	(27,480)	88,581

Cash flows from financing activities:
Proceeds from issuance of common stock	8,123	6,682	5,876
Purchases of treasury stock and net settlement of restricted stock, including transaction costs	(45,841)	(3,557)	(101,075)
Repayment of acquired business debt	(210)	—	—
Excess tax benefit from stock-based compensation	2,038	573	180

Net cash provided by (used for) financing activities	(35,890)	3,698	(95,019)

Effect of foreign exchange rate changes on cash and cash equivalents	(487)	155	21

Increase (decrease) in cash and cash equivalents	(6,305)	20,296	(26,085)
Cash and cash equivalents at beginning of year	126,363	106,067	132,152

Cash and cash equivalents at end of year	$120,058	$126,363	$106,067

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements

Note 1: The Company and Its Significant Accounting Policies

The Company

We are a world leader in customer-focused digital printing innovation focused on the transformation from a traditional analog based press to digital on-demand printing.

Our products include color digital print controllers, industrial super-wide, wide format, and label and packaging digital inkjet printers that utilize our digital ink, and business process automation solutions. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our digital industrial inkjet printers and digital UV ink, of which we are the largest world-wide manufacturer. Our product portfolio includes Fiery digital color print servers; industrial Inkjet products including VUTEk super-wide and Rastek wide format digital industrial inkjet printers, Jetrion label and packaging digital inkjet printing systems, and ink for each of these printers; and APPS consisting of print production workflow and business process automation software, which provides corporate printing solutions, label and packaging solutions, and mailing and fulfillment solutions for the printing industry. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of EFI and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, bad debts, inventories and purchase commitments, warranty obligations, litigation, restructuring activities, self-insurance, fair value of financial instruments, stock-based compensation, income taxes, valuation of goodwill and intangible assets, business combinations, and contingencies on an ongoing basis. Estimates are based on historical and current experience, the impact of the current economic environment, and various other assumptions believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash, Cash Equivalents, and Short-term Investments

We invest our excess cash in deposits with major banks; money market securities; and municipal, U.S. government and sponsored entity, and corporate debt securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in the Consolidated Balance Sheet.

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Typically, the cost of these investments has approximated fair value. Marketable investments with a maturity greater than three months are classified as available-for-sale short-term investments. Available-for-sale securities are stated at fair market value with unrealized gains and losses reported as a separate

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

component of OCI, adjusted for deferred income taxes. The credit portion of any other-than-temporary impairment is included in net income (loss). Realized gains and losses on sales of financial instruments are recognized upon sale of the investments using the specific identification method.

Investments that we currently own could suffer declines in fair value and become other-than-temporarily impaired. We review investments in fixed income debt securities for other-than-temporary impairment whenever the fair value is less than the amortized cost and evidence indicates the investment’s carrying amount is not recoverable within a reasonable period of time. We assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost, the seniority and durations of the securities, adverse conditions related to a security, industry, or sector, historical and projected issuer financial performance, credit ratings, issuer specific news, and other available relevant information. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

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

We identified one security that was other-than-temporarily impaired at December 31, 2008. As a result of our adoption of ASC 320-10-65-1, Transition Related to FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective in the second quarter of 2009, we recorded a cumulative effect adjustment of $0.1 million, to reduce the cost of the previously identified security and retained earnings. In the fourth quarter of 2009, we identified two additional securities that were other-than-temporarily impaired at December 31, 2009 and recognized impairment losses of $0.2 million in other income (expense), net. We have determined that gross unrealized losses on short-term investments at December 31, 2011 and 2010 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not be until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

Restricted Cash

We are required to maintain restricted cash of $0.8 million related to a customer agreement that was obtained with the Alphagraph acquisition. The current portion of $0.3 million represents the portion of the restriction that will be released in 2012 and is included in other current assets. The noncurrent portion of $0.5 million is included in other assets.

Allowance for Doubtful Accounts and Sales-related Allowances

We establish an allowance for doubtful accounts to ensure that trade receivables are not overstated due to uncollectibility. To ensure that we have established an adequate allowance for doubtful accounts, management analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and macroeconomic conditions, changes in customer payment terms, the length of time receivables are past due, and significant one-time events. We record specific reserves for individual accounts

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

when we become aware of specific customer circumstances, such as bankruptcy filings, deterioration in the customer’s operating results or financial position, or potential unfavorable outcomes from disputes with customers or vendors.

We perform ongoing credit evaluations of the financial condition of our printer manufacturer, third-party distributor, reseller, and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. The need to write off a receivable balance depends on the age, size, and a determination of collectibility of the receivable. Balances are written off when we deem it probable that the receivable will not be recovered.

We make provisions for sales rebates and revenue adjustments based on analysis of current sales programs and revenue in accordance with our revenue recognition policy.

Concentration of Risk

We are exposed to credit risk in the event of default by any of our customers to the extent of amounts recorded in the consolidated balance sheet. We perform ongoing evaluations of the collectibility of accounts receivable balances for our customers and maintain allowances for estimated credit losses. Actual losses have not historically been significant, but have risen over the past several years as our customer base has grown through acquisitions.

Our Fiery products, which constitute approximately 46% of our revenue, are primarily sold to a limited number of leading printer manufacturers. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on these significant printer manufacturer / distributors to design, develop, and integrate Fiery technology into the their print engines. We expect that we will continue to depend on a relatively small number of leading printer manufacturers for a significant portion of our revenue, although their significance is expected to decline in future periods as our revenue increases from Inkjet and APPS products. We generally have experienced longer accounts receivable collection cycles in our Inkjet and APPS operating segments compared to our Fiery operating segment as, historically, the leading printer manufacturers have paid on a more timely basis. Down payments are generally required from Inkjet and APPS customers as a means to ensure payment.

Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 29% of our receivables are with European customers. Of this amount, 13% of our European receivables (4% of consolidated net receivables) are in the higher risk southern European countries (mostly Italy and Spain), which are not considered to be material to consolidated net receivables and are adequately reserved.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We subcontract with other companies to manufacture our Fiery controllers, certain Inkjet subassemblies, and solvent ink. We rely on the ability of our subcontractors to manufacture the products sold to our customers. A high concentration of our Fiery products is manufactured at one subcontractor location. If the subcontractor lost production capabilities at this facility, we would experience delays in delivering product to our customers. We do not maintain long-term agreements with our subcontractors, which could lead to an inability of our subcontractors to fill our orders.

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

We estimate potential future inventory obsolescence and purchase commitments to evaluate the need for inventory reserves. Current economic trends, changes in customer demand, product design changes, product life and demand, and the acceptance of our products are analyzed to evaluate the adequacy of such reserves. Material differences may result in changes in the amount and timing of our net income (loss) for any period, if we made different judgments or utilized different estimates.

Property and Equipment, Net

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated life for desktop and laptop computers is two years, furniture has an estimated life of seven years, software is amortized over three to five years, manufacturing and other equipment has an estimated life of three years, research and development equipment with alternative future uses has an estimated life of two years, and buildings have an estimated life of forty years. All other assets are typically considered to have two to ten year lives. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the lease term, if shorter. Land improvements, such as parking lots and sidewalks, are amortized using the straight-line method over the estimated useful lives of the improvements.

When assets are disposed, we remove the asset and accumulated depreciation from our records and recognize the related gain or loss in our results of operations. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in other income (expense), net.

Depreciation expense was $7.4, $8.5, and $10.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

performance requirements. The accumulation of software costs to be capitalized ceases when the software is substantially developed and is ready for its intended use. It is amortized over an estimated useful life of three years using the straight-line method.

Restricted Investments

We have restricted investments that are required to be maintained by the synthetic lease of our Foster City office facility. We are required to maintain cash in LIBOR-based interest-bearing accounts, which fully collateralize our synthetic lease. We had $56.9 million of restricted investments at December 31, 2011, which was accounted for in noncurrent assets as restricted investments.

Goodwill

We perform our annual goodwill impairment analysis in the fourth quarter of each year according to the provisions of ASC 350-20-35. A two-step impairment test of goodwill is required. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded equal to the difference.

Our goodwill valuation analysis is based on our respective reporting units (Fiery, Inkjet, and APPS), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Data, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2011 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units exceed their carrying values. Fiery, Inkjet, and APPS fair values are $288, $212, and $127 million, respectively, which exceed carrying value by 163%, 60%, and 50%, respectively.

Please see Note 5—Goodwill and Long-Lived Asset Impairment of the Notes to Consolidated Financial Statements.

Long-lived Assets, including Intangible Assets

We evaluate potential impairment with respect to long-lived assets whenever events or changes in circumstances indicate their carrying amount may not be recoverable. We recognized long-lived asset impairment charges of $0.7 and $3.2 million for the years ended December 31, 2010 and 2009, respectively, consisting primarily of project abandonment costs related to equipment charges in the Inkjet operating segment, assets impaired related to an Inkjet facility closure, and the impairment of our remaining equity method investees. No asset impairment charges were recognized during the year ended December 31, 2011.

Intangible assets are evaluated for impairment based on their estimated future undiscounted cash flows. Based on this analysis, no impairment of intangible assets, excluding goodwill, was recognized in 2011, 2010, or 2009.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Intangible assets acquired to date are being amortized on a straight-line basis over periods ranging from 2 to 18 years. No changes have been made to the useful lives of amortizable identifiable intangible assets in 2011 or 2010. The shortening of the useful lives of certain trademarks during 2009 resulted in a $1.1, $1.1, and $0.6 million impact on amortization expense for the years ended December 31, 2011, 2010, and 2009, respectively. Intangible amortization expense was $11.2, $12.4, and $18.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

We previously assessed each investment’s technology pipeline and market conditions in the industry and determined it is no longer probable that they will generate sufficient positive future cash flows to recover the full carrying amount of the investment. As such, we recognized an impairment charge of $6.1 million. During the second quarter of 2010, we further assessed each remaining investment’s ability to sustain an earnings capacity that would justify the carrying amount of the investment in accordance with ASC 323-10-35-32. Based on this assessment, we impaired the remaining carrying value of these investments of $0.3 million.

Our consolidated results of operations for the year ended December 31, 2009 include, as a component of other income (expense), net, our share of the net losses of equity method investees of $1.4 million. On September 1, 2011, we received the proceeds from the sale of one of these investments of $2.9 million.

Please see Note 5—Goodwill and Long-Lived Asset Impairment of the Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, cash equivalents, accounts receivable, restricted investments, accounts payable, and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. The fair value of our available-for-sale securities, contingent acquisition-related liabilities, self-insurance liability, and derivative instruments are disclosed in Note 6—Investments and Fair Value Measurements of the Notes to Consolidated Financial Statements.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Warranty

Our Fiery controller and Inkjet printer products are generally accompanied by a 12-month limited warranty from date of shipment, which covers both parts and labor. In accordance with ASC 450-30, Loss Contingencies, an accrual is required when the warranty liability is estimable and probable based on historical experience. A provision for estimated future warranty work is recorded in cost of revenue when revenue is recognized.

The warranty liability is reviewed regularly and periodically adjusted to reflect changes in warranty estimates. Significant management judgments and estimates must be made in connection with establishing and updating warranty reserves including estimated potential inventory return rates and replacement or repair costs. Material differences may result in changes in the amount and timing of our income for any period, if management made different judgments or utilized different estimates. Warranty reserves were $8.9 and $9.2 million as of December 31, 2011 and 2010, respectively.

Research and Development

Research and development costs were $115.9, $105.8, and $110.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. We expense research and development costs associated with new software products as incurred until technological feasibility is established. Research and development costs include salaries and benefits of researchers, supplies, and other expenses incurred from research and development efforts. To date, we have not capitalized research and development costs associated with software development as products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time.

Revenue Recognition

We derive our revenue primarily from product revenue, which includes hardware (controllers, design-licensed solutions including upgrades, digital industrial inkjet printers including components replaced under maintenance agreements, and ink), software licensing and development, and royalties. We receive service revenue from software license maintenance agreements, customer support, training, and consulting.

We recognize revenue on the sale of controllers, printers, and ink in accordance with the provisions of SAB 104, and when applicable, ASC 605-25. As such, revenue is generally recognized when persuasive evidence of an arrangement exists, the product has been delivered or services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.

Products generally must be shipped against written purchase orders. We use either a binding purchase order or signed contract as evidence of an arrangement. Sales to some of the leading printer manufacturers are evidenced by a master agreement governing the relationship together with a binding purchase order. Sales to our resellers are also evidenced by binding purchase orders or signed contracts and do not generally contain rights of return or price protection. Our arrangements generally do not include product acceptance clauses. When acceptance is required, revenue is recognized when the product is accepted by the customer.

Delivery of hardware generally is complete when title and risk of loss is transferred at point of shipment from manufacturing facilities, or when the product is delivered to the customer’s local common carrier. We also sell products and services using sales arrangements with terms resulting in different timing for revenue recognition as follows:

•

if the title and/or risk of loss is transferred at a location other than our manufacturing facility, revenue is recognized when title and/or risk of loss transfers to the customer, per the terms of the agreement;

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

We deferred an immaterial amount of revenue during the years ended December 31, 2011, 2010, and 2009 because a portion of the customer payment was contingent upon installation.

We assess whether the fee is fixed or determinable based on the terms of the contract or purchase order. We assess collection based on a number of factors, including past transaction history with the customer, the creditworthiness of the customer, customer concentrations, current economic trends and macroeconomic conditions, changes in customer payment terms, the length of time receivables are past due, and significant one-time events. We may not request collateral from our customers, although down payments are generally required from Inkjet and APPS customers as a means to ensure payment. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue when collection becomes reasonably assured, which is generally upon receipt of cash.

We license our software primarily under perpetual licenses. Revenue from software consists of software licensing, post-contract customer support, and professional consulting. We apply the provisions of ASC 985-605 and, if applicable, SAB 104 and ASC 605-25, to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the delivered elements have standalone value, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or right of return relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. We limit revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specified return or refund privileges. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition, but will not change the total revenue recognized on the contract.

Multiple-Deliverable Arrangements

In September 2009, the FASB ratified EITF consensuses reflected in ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASC 605), and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (ASC 985-605). We adopted these provisions as of the beginning of fiscal 2011 for new and materially modified transactions originating after January 1, 2011.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

ASU 2009-13 eliminated the residual method of allocating revenue in multiple deliverable arrangements. In accordance with ASU 2009-13, we recognize revenue in multiple element arrangements involving tangible products containing software and non-software components that function together to deliver the product’s essential functionality by applying the relative selling price method of allocation. The selling price for each element is determined using VSOE, when available (including post-contract customer support, professional services, hosting, and training), or TPE is used. If VSOE and TPE are not available, then the BESP is used when applying the relative selling price method for each unit of accounting. When the arrangement includes software and non-software elements, revenue is first allocated to the non-software and software elements as a group based on their relative selling price in accordance with ASC 605-25. Thereafter, the relative selling price allocated to the software elements as a group is further allocated to each unit of accounting in accordance with ASC 985-605. We then defer revenue with respect to the relative selling price that was allocated to any undelivered element.

We have calculated BESP for software licenses and non-software deliverables. We considered several different methods of establishing BESP including cost plus a reasonable margin and stand-alone selling price of the same or similar products and, if available, targeted rate of return, list price less discount, and company published list prices to identify the most appropriate representation of the estimated selling price of our products. Due to the wide range of pricing offered to our customers, we determined that selling price of the same or similar products, list price less discount, and company published list prices were not appropriate methods to determine BESP for our products. Cost plus a reasonable margin and targeted rate of return were eliminated due to the difficulty in determining the cost associated with the intangible elements of each product’s cost structure. As a result, management believes that the best estimate of the selling price of an element is based on the median sales price of deliverables sold in stand-alone transactions and/or separately priced deliverables contained in bundled arrangements. Elements sold as stand-alone transactions and in bundled arrangements during the last three months of 2010 and first nine months of 2011 were included in the calculation of BESP.

When historical data is unavailable to calculate and support the determination of BESP on a newly introduced or customized product, then BESP of similar products is substituted for revenue allocation purposes. We offer customization for some of our products. Customization does not have a significant impact on the discounting or pricing of our products.

ASU 2009-14 determined that tangible products containing software and non-software components that function together to deliver the product’s essential functionality are not required to follow the software revenue recognition guidance in ASC 985-605 as long as the hardware components of the tangible product substantively contribute to its functionality. In addition, hardware components of a tangible product containing software components shall always be excluded from the guidance in ASC 985-605. Non-software elements are accounted for in accordance with SAB 104.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Prior to adoption of ASU 2009-13 and 2009-14, tangible products containing software and non-software components that function together to deliver the product’s essential functionality were subject to the software revenue recognition guidance with respect to multiple element arrangements in ASC 985-605.

We have insignificant transactions where tangible and software products are sold together in a bundled arrangement. During the year ended December 31, 2011, we deferred $0.1 million of revenue related to certain bundled arrangements accounted for under ASU 2009-13 and 2009-14. We are not able to reasonably estimate the effect of adopting these standards on future periods as the impact will vary if we modify or develop new go-to-market strategies or pricing practices, which could impact VSOE and BESP resulting in a different allocation of revenue to the deliverables in multiple element arrangements, but will not change the total revenue recognized for such arrangements.

Subscription Arrangements

We have subscription arrangements where the customer pays a fixed fee and receives services over a period of time. We recognize subscription revenue ratably over the service period. Any up front setup fees associated with our subscription arrangements are recognized ratably, generally over one year. Any up front setup fees that are not associated with our subscription arrangements are recognized upon completion.

Long-term Contracts Involving Substantial Customization

We previously followed the completed contract method of revenue recognition on long-term contracts involving substantial customization. During the quarter ended September 30, 2010, we established the ability to produce estimates sufficiently dependable to require adoption of the percentage of completion method with respect to certain fixed price contracts.

Revenue on certain fixed price contracts where we provide information technology system development and implementation services is recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using guidance from ASC 605-35. These services require that we perform significant, extensive, and complex design, development, modification, or implementation activities of our customers’ systems. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with these agreements.

The percentage of completion method involves recognizing probable and reasonably estimable revenue using the percentage of services completed based on the current cumulative cost as a percentage of the estimated total cost, using a reasonably consistent profit margin over the period. Due to the long-term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity, or other factors used in developing the estimates of costs or revenue, we revise our cost and revenue estimates, which may result in increases or decreases in revenue and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.

We recognize losses on long-term fixed price contracts in the period that the contractual loss becomes probable and estimable. We record amounts invoiced to customers in excess of revenue recognized as deferred revenue until the revenue recognition criteria are met. We record revenue that is earned and recognized in excess of amounts invoiced on fixed price contracts as trade receivables.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred Revenue and Related Deferred Costs

Deferred revenue represents amounts received in advance for product support contracts, software customer support contracts, consulting and integration projects, or product sales. Product support contracts include standalone product support packages, routine maintenance service contracts, and upgrades or extensions to standard product warranties. We defer these amounts when we invoice the customer and then generally recognize revenue either ratably over the support contract life, upon performing the related services, in accordance with the percentage of completion method, or in accordance with our revenue recognition policy. Deferred cost of revenue related to unrecognized revenue on shipments to customers was $2.1 million at December 31, 2011 and is included in other current assets in the Consolidated Balance Sheet. Deferred cost of revenue related to unrecognized revenue on shipments to customers was immaterial at December 31, 2010.

Shipping and Handling Costs

Amounts billed to customers for shipping and handling costs are included in net sales. Shipping and handling costs are charged to cost of revenue as incurred.

Advertising

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $4.8, $5.2, and $3.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. The decrease in advertising expense for the year ended December 31, 2011 is offset by increased trade show spending.

Income Taxes

We account for income taxes under the provisions of ASC 740, which requires that deferred tax assets and deferred tax liabilities be determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We estimate our actual current tax expense and the temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including past operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than a valuation allowance on foreign tax credits resulting from the 2003 acquisition of Best GmbH, compensation deductions potentially limited by IRC 162(m), and net operating loss carryforwards resulting from the 2010 Radius acquisition, we have determined that it is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance in a period, we include an expense within the tax provision in the Consolidated Statement of Operations in the period in which the determination is made.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, including IPR&D, and liabilities assumed based on their estimated fair values. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets. The results of operations for each acquisition are included in our financial statements from the date of acquisition.

Effective in 2009, ASC 805 retained the fundamental requirement that the acquisition method of accounting be used for all business combinations with the following changes: an acquirer records 100% of assets and liabilities of the acquired business, including goodwill, at fair value, regardless of the level of interest acquired; certain contingent assets and liabilities are recognized at fair value at the acquisition date; contingent consideration is recognized at fair value at the acquisition date with changes in fair value recognized in earnings as assumptions are updated or upon settlement; IPR&D is recognized at fair value at the acquisition date subject to amortization after product launch or otherwise subject to impairment; acquisition-related transaction and restructuring costs are expensed as incurred; reversals of valuation allowances related to acquired deferred tax assets and liabilities and changes to acquired income tax uncertainties are recognized in earnings; and when making adjustments to finalize preliminary accounting, acquirers revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date.

On December 6, 2011, we acquired Alphagraph, which provides business process automation solutions for the graphic arts industry. On August 2, 2011, we acquired Prism, which is a provider of business process automation software for the printing and packaging industry including automated shop floor management and work in progress tracking. On July 25, 2011, we acquired Entrac, which provides self-service and payment solutions for business services including mobile printing. On February 16, 2011, we acquired Streamline, the provider of PrintStream business process automation software, which we acquired to establish our presence in mailing and fulfillment services for the printing industry. On July 2, 2010, we acquired Radius to establish our presence in the label and packaging industry.

Liability for Self-Insurance

Beginning in 2011, we are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125,000 per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.6 million as of December 31, 2011, which is not discounted, based on an examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual at December 31, 2011 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from our historical trends and assumptions.

As part of this process, we engaged a third party actuarial firm to assist management in its analysis. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party actuary, the related valuation of our self-insurance liability represents the conclusions of management and not the conclusions or statements of any third party. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

We adopted the fair value recognition provisions of ASC 718 using the modified prospective transition method. Under this transition method, stock-based compensation expense in 2011, 2010, and 2009 includes compensation expense for all stock-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of ASC 718 prior to amendment. Stock-based compensation expense for all stock-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of ASC 718. We recognize these compensation costs using the graded vesting method over the requisite service period, after assessing the probability of achieving requisite performance criteria with respect to performance-based awards. Stock-based compensation expense is recognized over the requisite service period for each separately vesting tranche as though each award were, in substance, multiple awards.

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

Our determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by various assumptions including volatility, expected term, and interest rates. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term is based on management’s consideration of the historical life of the options, the vesting period of the options granted, and the contractual period of the options granted. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

Foreign Currency Translation

In preparing our consolidated financial statements, we must remeasure and translate balance sheet and income statement amounts into U.S. dollars. Foreign currency assets and liabilities are remeasured from the transaction currency into the functional currency at current exchange rates, except for non-monetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at monthly exchange rates, which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in other income (expense), net. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net, and were a gain (loss) of $(1.2), $(3.4), and $0.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates, while revenue and expenses are translated using monthly exchange rates, which approximate the average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of OCI, adjusted for deferred income taxes. The cumulative translation adjustment balance at December 31, 2011 was an unrealized gain of $1.4 million.

Based on our assessment of the salient economic indicators discussed in ASC 830-10-55-5, we consider the U.S. dollar to be the functional currency for each of our international subsidiaries except for our German subsidiaries, EFI GmbH and Alphagraph, for which we consider the Euro to be the subsidiaries’ functional currency, our Japanese subsidiary, Electronics For Imaging Japan KK, for which we consider the Japanese yen to be the

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

subsidiary’s functional currency, and our U.K. subsidiaries, Electronics For Imaging United Kingdom Limited and Prism Group Holdings Limited (U.K.), for which we consider the British pound sterling to be the subsidiaries’ functional currency.

Computation of Net Income (Loss) per Common Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding non-vested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from non-vested shares of restricted stock having a dilutive effect, from shares to be purchased under the ESPP having a dilutive effect, and from non-vested restricted stock for which the performance criteria have been met. Any potential shares that are anti-dilutive as defined in ASC 260, Earnings Per Share, are excluded from the effect of dilutive securities.

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

Accounting for Derivative Instruments and Risk Management

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our consolidated balance sheet. As permitted, foreign exchange contracts with notional amounts of $3.5 and $2.5 million and net asset/liability fair values that are immaterial have been designated for hedge accounting treatment at December 31, 2011 and 2010, respectively. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated sales in Europe, Japan, the U.K., Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., and Australia. We hedge our operating expense exposure in Indian rupees. As of December 31, 2011, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Foreign currency derivative contracts with notional amounts of $3.5 and $2.5 million have been designated as cash flow hedges of our Indian rupee operating expense exposure at December 31, 2011 and 2010, respectively. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the consolidated statement of operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. As of December 31, 2011, the net asset/liability fair value of these contracts was immaterial.

Variable Interest Entities

Our synthetic lease and minority investments in privately held companies could be considered to be variable interest entities. In accordance with the Variable Interest Entities (“VIE”) sub-section of ASC 810, Consolidation, effective January 2010, we perform a formal assessment at each reporting period regarding which party within the VIE is considered the primary beneficiary. A qualitative approach is performed to identify the primary beneficiary of a VIE based on the power to direct activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or right to receive benefits that could be significant to us.

We currently do not have any arrangements that meet the definition of a VIE in accordance with the scope exception contained within ASC 810-10-15-17d.

Recent Accounting Pronouncements

Fair Value Measurements. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy as more fully defined in Note 6, Investments and Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 rollforward. The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU was effective in the first quarter of 2010, except for the gross presentation of the Level 3 rollforward, which was effective the first quarter of 2011. Accordingly, the appropriate disclosures have been included in the accompanying condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Effective in the first quarter of 2012, the primary provisions of ASU 2011-04 impacting us are the adoption of uniform terminology within U.S. GAAP and IFRS to reference fair value concepts, measuring the fair value of an equity instrument used as consideration in a business combination, and the following additional disclosures concerning fair value measurements classified as Level 3 within the fair value hierarchy:

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Receivables. In July 2010, the FASB issued ASU 2010-20, which amended ASC 310, Receivables, and requires increased disclosures regarding the credit quality of our financing receivables and allowance for credit losses. ASU 2010-20 requires disclosure of credit quality indicators, past due information, and modifications of our financing receivables. The disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. Our financing receivables consist of $0.3 million of trade receivables having a contractual maturity in excess of one year as of December 31, 2011. We do not expect to enter into receivables with similar terms in the future.

Goodwill Impairment Assessment. In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment testing. The new guidance allows a qualitative assessment to be performed to determine whether further impairment testing is necessary. We will adopt this accounting standard on its effective date for the year ended December 31, 2012.

Supplemental Cash Flow Information

	For the years ended December 31,
(in thousands)	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$62	$43	$4

Net cash paid (refunded) for income taxes	$(2,998)	$4,128	$3,171

Acquisition related activities:
Cash paid for acquisitions	$39,990	$16,747	$—
Cash acquired in acquisitions, excluding restricted cash	(1,554)	(299)	—

Net cash paid for acquisitions	$38,436	$16,448	$—

Note 2: Earnings Per Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding non-vested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from non-vested shares of restricted stock having a dilutive effect, from shares to be purchased under our ESPP having a dilutive effect, and from non-vested restricted stock for which the performance criteria have been met. Any potential shares that are anti-dilutive as defined in ASC 260 are excluded from the effect of dilutive securities.

ASC 260-10-45-48 requires that performance-based and market-based restricted stock that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income (loss) per diluted common share as of the later of the

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

beginning of the period or the grant date. Accordingly, performance-based RSUs, which vested on March 2, 2011 based on achievement of specified performance criteria related to 2010 revenue and non-GAAP operating income targets; performance-based RSAs, which vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan; market-based RSUs, which vested on various dates during the year ended December 31, 2011 based on achievement of specified stock prices for a defined period; and performance-based RSUs, which will vest on various dates in February 2012 based on achievement of specified performance criteria related to 2011 revenue and non-GAAP operating income targets; are included in the determination of net income (loss) per diluted common share as of the beginning of the period. Performance-based and market-based targets were not met with respect to any other stock options or RSUs as of December 31, 2011.

Basic and diluted earnings per share for the years ended December 31, 2011, 2010, and 2009 are reconciled as follows (in thousands, except for per share amounts):

	For the years ended December 31,
	2011	2010	2009
Basic net income (loss) per share:
Net income (loss) available to common shareholders	$27,465	$7,487	$(2,171)

Weighted average common shares outstanding	46,234	45,387	49,682
Basic net income (loss) per share	$0.59	$0.16	$(0.04)

Dilutive net income (loss) per share:

Net income (loss) available to common shareholders	$27,465	$7,487	$(2,171)

Weighted average common shares outstanding	46,234	45,387	49,682
Dilutive stock options and non-vested restricted stock	1,345	1,765	—

Weighted average common shares outstanding for purposes of computing
diluted net income (loss) per share	47,579	47,152	49,682

Dilutive net income (loss) per share	$0.58	$0.16	$(0.04)

Potential shares of common stock that are not included in the determination of diluted net income (loss) per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect, excluding any performance-based or market-based stock options and RSUs for which the performance criteria were not met, of 2.2, 2.3, and 5.5 million shares for the years ended December 31, 2011, 2010, and 2009, respectively.

ASC 260-10-45 to 65 requires use of the two-class method to calculate earnings per share when non-vested RSAs are eligible to receive dividends (i.e., participating securities), even if we do not intend to declare dividends. Our RSAs vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan. Consequently, there were no RSAs outstanding at December 31, 2011. There were only 101 thousand weighted average non-vested restricted stock awards eligible to receive dividends for the year ended December 31, 2010; consequently, the impact on net income per diluted common share in applying the two-class method for the year ended December 31, 2010 was not material. We incurred a net loss in 2009; consequently, the two-class method is not applicable to 2009 since non-vested restricted stockholders do not “participate” in net losses.

Note 3: Acquisitions

We acquired Alphagraph, Prism, Entrac, and Streamline during 2011, while Radius was acquired in 2010. These acquisitions were accounted for as purchase business combinations. In accordance with ASC 805, the purchase

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date based on the valuation performed by management with the assistance of a third party. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to cross-sell Streamline and Radius products to existing customers, the opportunity to sell PrintSmith, Pace, Monarch, and Radius products to Alphagraph and Prism customers, and the positive reputation of each of these companies in the market.

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

alphagraph team GmbH

On December 6, 2011, we purchased privately-held Alphagraph, a German company headquarterd in Essen, Germany, for approximately $9.5 million, net of cash acquired, plus an additional future cash earnout, which is contingent on achieving certain performance targets. Alphagraph provides business process automation solutions for the graphic arts industry. Support and operations of Alphagraph will be integrated into the APPS operating segment, which will provide PrintSmith, Pace, Monarch, and Radius products, while continuing to support existing Alphagraph customers.

The fair value of the earnout is currently estimated to be $2.5 million by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include a discount rate of 4.9% and a probability-adjusted level of Alphagraph revenue. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. This contingent liability is reflected in the Consolidated Balance Sheet as of December 31, 2011, as a current and noncurrent liability of $1.3 and $1.2 million, respectively.

Prism Group Holdings Limited

On August 2, 2011, we purchased privately held Prism, a U.K. limited liability company, the parent holding company of Prism Group Holdings Limited, Prism USA Holdings, Inc., and QTMS 2006 Limited (UK) (“Prism”), for cash consideration of approximately $11.5 million, net of cash acquired. Headquartered in New Zealand, Prism is a provider of business process automation software for the printing and packaging industry including automated shop floor management and work in progress tracking. Support and operations of Prism will be integrated into the APPS operating segment, which will provide PrintSmith, Pace, Monarch, and Radius products, while continuing to support existing Prism customers.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Entrac Technologies, Inc.

On July 25, 2011, we purchased privately-held Entrac, a Canadian company headquartered near Toronto, Canada, which was a subsidiary of GLIC Corporation Limited, for cash consideration of approximately $6.4 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Entrac provides self-service and payment solutions for business services including mobile printing and has been incorporated into the Fiery operating segment.

The fair value of the earnout is currently estimated to be $2.8 million by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include a discount rate of 5.8% and a probability-adjusted level of Entrac revenue. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. This contingent liability is reflected in the Condensed Consolidated Balance Sheet as of December 31, 2011, as a current and noncurrent liability of $1.4 and $1.4 million, respectively.

Streamline Development, LLC

On February 16, 2011, we purchased privately-held Streamline for cash consideration of approximately $6.8 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Streamline is the provider of PrintStream business process automation software, which we acquired to establish our APPS operating segment presence in mailing and fulfillment services for the printing industry.

The fair value of the earnout is currently estimated to be $1.3 million by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include a discount rate of 6.1% and a probability-adjusted level of Streamline revenue. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. This contingent liability has been reflected in the Condensed Consolidated Balance Sheet as of December 31, 2011, as a current and noncurrent liability of $0.5 and $0.8 million, respectively.

The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to the Alphagraph, Entrac, and Streamline acquisitions, beyond amounts currently accrued, is $0.6 million as of December 31, 2011.

Radius Solutions Incorporated

On July 2, 2010, we purchased privately held Golflane, a U.K. private limited company, the parent holding company of Radius, for approximately $14.1 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Radius is a print management software company headquartered in Chicago, Illinois, that provides business process automation solutions for the label and packaging industry and has been incorporated into our APPS operating segment.

The fair value of the earnout was estimated to be $2.3 million by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions included a discount rate of 6.3% and probability-adjusted level Radius revenues. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. As of December 31, 2011, approximately $4.2 million had been earned against the earnout. The $1.9 million excess above the valuation at the acquisition date was expensed as a component of general and administrative expense in accordance with ASC 805.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Valuation Methodology

Intangible assets acquired consist of customer relationships, trade names, existing technology, and IPR&D. Each intangible asset valuation methodology assumes a discount rate between 15% and 23%.

Alphagraph, Prism, Streamline, and Radius customer relationships were valued using the excess earnings method, which is an income approach. The value of customer relationships lies in the generation of a consistent and predictable revenue source and the avoidance of the costs associated with developing the relationships. Customer relationships were valued by estimating the revenue attributable to existing customer relationships, probability-weighted in each forecast year to reflect the uncertainty of maintaining existing relationships based on historical attrition rates.

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

Alphagraph, Prism, Streamline (PrintStream), and Radius trade names were valued using the relief from royalty method with royalty rates based on various factors including an analysis of market data, comparable trade name agreements, and consideration of historical advertising dollars spent supporting the trade names.

Alphagraph, Prism, Streamline, and Radius existing technology and IPR&D were valued using the relief from royalty method based on royalty rates for similar technologies. Entrac existing technology and IPR&D were valued using the excess earnings method. The value of existing technology is derived from consistent and predictable revenue, including the opportunity to cross-sell Prism, Entrac, and Streamline products to existing customers, and the avoidance of the costs associated with developing the technology. Revenue related to existing technology was adjusted in each forecast year to reflect the evolution of the technology.

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

	Prism	Entrac	Streamline
Discount rate for IPR&D	23%	22%	20%
IPR&D percent complete at acquisition date	50%	48 -79%	78 -89%
IPR&D percent complete at December 31, 2011	95%	87 -95%	92 -98%

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to each of these acquisitions at their respective acquisition dates is summarized as follows:

	Alphagraph		Prism		Entrac		Streamline		Radius
	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Allocation at December 31, 2010
Customer relationships	6 years	$4,220	5 years	$2,870	5 years	$2,340	5 years	$3,060	5 years	3,101
Existing technology	4 years	1,270	3 years	1,120	2 - 5 years	1,290	3 years	670	5 years	2,850
Trade names	4 years	360	5 years	400	—	—	5 years	340	6 years	1,050
IPR&D	—	—	3 years	186	5 years	410	5 years	110	—	—
Goodwill		8,645		8,011		4,611		3,364		13,774

		14,495		12,587		8,651		7,544		20,775
Net tangible assets (liabilities)		(1,970)		(665)		579		1,154		(4,075)

Total purchase price		$12,525		$11,922		$9,230		$8,698		$16,700

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

Alphagraph generates revenue and incurs operating expenses in Euros; accordingly, we have adopted the Euro as the functional currency for Alphagraph. Prism generates revenue and incurs operating expenses in British pounds sterling; accordingly, we have adopted British pounds sterling as the functional currency for Prism.

The U.S. operations of Radius were integrated into our U.S. operations and its U.K. entities were integrated into our U.K. operations. Radius U.K. generates revenue and incurs operating expenses in British pounds sterling. This resulted in a change in the functional currency of our EFI U.K. entity to the British pound sterling.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 4: Balance Sheet Components

Selected balance sheet components are as follows (in thousands):

	December 31,
	2011	2010
Inventories, net of allowances:
Raw materials	$19,703	$19,178
Work in process	3,547	5,826
Finished goods	21,538	21,212

	$44,788	$46,216

Property and equipment, net:
Land, buildings, and improvements	$20,955	$20,955
Equipment and purchased software	58,143	52,398
Furniture and leasehold improvements	19,216	19,409

	98,314	92,762
Less accumulated depreciation and amortization	(68,218)	(66,215)

	$30,096	$26,547

Accrued and other liabilities:
Accrued compensation and benefits	$26,239	$17,632
Warranty provision	8,877	9,232
Accrued royalty payments	5,028	4,423
Contingent liabilities—current	5,989	5,070
Other accrued liabilities	10,103	9,373

	$56,236	$45,730

Note 5: Goodwill and Long-Lived Asset Impairment

Purchased Intangible Assets

Our purchased intangible assets associated with completed acquisitions for the years ended December 31, 2011 and 2010 are as follows (in thousands, except for weighted average useful life):

	December 31, 2011				December 31, 2010
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Goodwill		$164,323	$—	$164,323	$139,517	$—	$139,517

Existing technology	4.5	$117,317	$(108,235)	$9,082	$113,076	$(105,365)	$7,711
Patents, trademarks, and trade names	14.3	52,638	(23,334)	29,304	51,555	(20,432)	31,123
Customer relationships and other	5.9	78,709	(61,809)	16,900	66,769	(56,463)	10,306
IPR&D	—	706	—	706	—	—	—

Amortizable intangible assets	7.0	$249,370	$(193,378)	$55,992	$231,400	$(182,260)	$49,140

Acquired existing technology, patents, trademarks, trade names, and other intangible assets are amortized over their estimated useful lives of 2 to 18 years using the straight-line method, which approximates the pattern in

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

which the economic benefits of the intangible assets are realized. Aggregate amortization expense was $11.2, $12.4, and $18.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011 future estimated amortization expense for each of the next five years and thereafter related to amortizable intangible assets is as follows (in thousands):

For the years ended December 31,	Future amortization expense
2012	$10,968
2013	9,587
2014	7,927
2015	6,869
2016	4,592
Thereafter	16,049

$55,992

Goodwill Rollforward

The goodwill rollforward for the years ended December 31, 2011 and 2010 as required by ASC 805 (in thousands):

	Fiery	Inkjet	APPS	Total
Ending Balance, December 31, 2009	$53,250	$36,508	$33,082	$122,840

Additions	$—	$—	$16,173	16,173
Radius opening balance sheet adjustment	—	—	943	943
Reclassification of Proofing Business from APPS to Fiery	6,228	—	(6,228)	—
Foreign currency adjustments	528	—	(967)	(439)

Ending Balance, December 31, 2010	$60,006	$36,508	$43,003	$139,517

Additions	$4,611	$—	$20,620	$25,231
Prism opening balance sheet adjustment	—	—	$(254)	(254)
Foreign currency adjustments	(205)	—	(220)	(425)

Ending Balance, December 31, 2011	$64,412	$36,508	$63,149	$164,069

Accumulated Impairment, December 31, 2011	$—	$(103,991)	$—	(103,991)

Goodwill additions in 2011 result from the Alphagraph, Prism, Entrac, and Streamline acquisitions, as well as Pace contingent consideration. Goodwill additions in 2010 result from the Radius acquisition and Pace contingent consideration. The Pace acquisition closed prior to the effective date of ASC 805. Consequently, Pace contingent consideration is accounted for as an adjustment to the purchase price.

Goodwill previously reported in the APPS operating segment for the year ended December 31, 2009 has been revised to conform to the December 31, 2010 presentation, reflecting the reclassification of proofing software from the APPS to the Fiery operating segment. Total goodwill for the years ended December 31, 2011 and 2010 has not changed.

The initial preliminary allocation of the Prism purchase price was adjusted during the fourth quarter of 2011 to reflect a $0.3 million decrease to goodwill, offset by a corresponding decrease in deferred tax liabilities. This adjustment was recorded as an adjustment to the opening balance sheet.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The initial preliminary allocation of the Radius purchase price was adjusted during the fourth quarter of 2010 to reflect a $0.9 and $0.6 million increase to goodwill and deferred tax assets, respectively, offset by a corresponding decrease in customer relationships. This adjustment was recorded as an adjustment to the opening balance sheet resulting in a credit to intangible amortization expense of $0.2 million in 2010.

Based on the outcome of conditions existing during the fourth quarter of 2008, we determined that a triggering event requiring an interim impairment analysis had occurred relating to the Inkjet reporting unit. The resulting impairment analysis resulted in a non-cash goodwill impairment charge of $104 million. The goodwill valuation analysis was performed based on our respective reporting units—Fiery, Inkjet, and APPS—which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Data, and Major Customers of the Notes to Consolidated Financial Statements.

Goodwill Assessment

We perform our annual goodwill impairment analysis in the fourth quarter of each year according to the provisions of ASC 350-20-35. A two-step impairment test of goodwill is required. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded equal to the difference.

Our goodwill valuation analysis is based on our respective reporting units (Fiery, Inkjet, and APPS), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Data, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2011 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units exceed their carrying values. Fiery, Inkjet, and APPS fair values are $288, $212, and $127 million, respectively, which exceed carrying value by 163%, 60%, and 50%, respectively.

To identify suitable comparable companies under the market approach, consideration was given to the financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar businesses, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives. Consideration was given to the investment characteristics of the subject company relative to those of similar publicly traded companies (i.e., guideline companies), which are actively traded. In applying the PCMMM, valuation multiples were derived from historical and projected operating data of guideline companies and applied to the appropriate operating data of our reporting units to arrive at an indication of fair value. Five, four, and seven suitable guideline companies were identified for the Fiery, Inkjet, and APPS reporting units, respectively.

While the fair value of the Fiery, Inkjet, and APPS reporting units exceeded their carrying value as of December 31, 2011 as indicated by the market-based valuation, management determined to further examine whether an impairment had occurred given the Inkjet impairment recognized in the fourth quarter of 2008 and the susceptibility of the APPS reporting unit to fair value fluctuations. We reviewed the factors that could trigger

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

an impairment charge and completed an income-based impairment analysis for all three reporting units. As part of this process, we engaged a third party valuation firm to assist management in its analysis. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the impairment analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

Solely for purposes of establishing inputs for the income approach to assess the fair value of the Fiery, Inkjet, and APPS reporting units, we made the following assumptions:

•

Fiery and Inkjet revenue approximated historical normalized growth rates in 2011. During 2011, APPS revenue growth of 41% exceeded historical normalized growth rates due to several acquisitions completed in 2011 and 2010.

•	Despite the ongoing economic uncertainty, our reporting units’ revenue will grow at historical normalized rates between 2012 and 2016 for the following primary reasons:

•

The ongoing transition from analog to digital technology will enable our Fiery revenue to grow at historical normalized rates in spite of the economic climate. This transition is expected to continue through the forecast horizon. Fiery is also well-positioned to achieve historical normalized growth rates due to our software solutions, including our self-service and payment solution (Entrac).

•

As the leading world-wide manufacturer of digital UV ink, our Inkjet revenue is positioned to outpace the slow economy and achieve historical normalized growth rates due to the ongoing transition from solvent-based to UV curable-based printing and from UV curing to UV/LED curing. This transition is expected to continue through the forecast horizon.

•

Our acquisition strategy in the APPS reporting unit will enable us to achieve historical normalized revenue growth rates through the forecast horizon. Our intention is to continue to explore additional acquisition opportunities in the APPS operating segment to further consolidate the business process automation and cloud-based order entry and order management software industries in both the Americas and world-wide.

•	Long-term industry growth after 2016 with the exception of Fiery, which is conservatively assumed at long-term growth rates by 2013.

•

Gross profit percentages will approximate historical average levels in the Fiery and APPS reporting units. Inkjet gross profit will remain at the 40 percent level, which is the approximate level achieved in 2011 as we have resolved significant warranty issues and exposures.

Our discounted cash flow projections were based on five-year financial forecasts, which were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the valuation firm engaged by us. The significant assumptions utilized in these five-year financial forecasts included consolidated annual revenue growth rates ranging from 8% to 10%, which equates to a consolidated compound annual growth rate of 8%. These are our historical normalized growth rates. Future cash flows were discounted to present value using a mid-year convention and a consolidated discount rate of 19%. Terminal values were calculated using the Gordon growth methodology with a consolidated long-term growth rate of 3.5%. The sum of the fair values of the Fiery, Inkjet, and APPS reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium.

Significant assumptions used in determining fair values of the reporting units under the market-based and income-based analyses include the determination of appropriate market comparables, estimated multiples of revenue and EBIT that a willing buyer is likely to pay, estimated control premium a willing buyer is likely to pay, gross profit, and operating expenses. Gross profit and operating expenses as a percentage of revenue over

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

the five-year forecast horizon were compared to approximate percentages realized by the guideline companies. To assess the reasonableness of the estimated control premium of 33%, we examined the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units. We examined the weighted average and median control premiums offered in relevant industries, industry specific control premiums, and specific transaction control premiums to conclude that our estimated control premium is reasonable.

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

Given the uncertainty of the economic environment and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2011 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2012 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Long-Lived Assets

We evaluate potential impairment with respect to long-lived assets whenever events or changes in circumstances indicate their carrying amount may not be recoverable. We recognized long-lived asset impairment charges of $0.7 and $3.2 million for the years ended December 31, 2010 and 2009, respectively, consisting primarily of project abandonment costs related to equipment charges in the Inkjet operating segment, assets impaired related to an Inkjet facility closure, and the impairment of our remaining equity method investees. No asset impairment charges were recognized during the year ended December 31, 2011.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

We previously assessed each investment’s technology pipeline and market conditions in the industry and determined it is no longer probable that they will generate sufficient positive future cash flows to recover the full carrying amount of the investment. As such, we recognized an impairment charge of $6.1 million. During the second quarter of 2010, we further assessed each remaining investment’s ability to sustain an earnings capacity that would justify the carrying amount of the investment in accordance with ASC 323-10-35-32. Based on this assessment, we impaired the remaining carrying value of these investments of $0.3 million.

Our consolidated results of operations for the year ended December 31, 2009 include, as a component of other income (expense), net, our share of the net losses of equity method investees of $1.4 million. On September 1, 2011, we received the proceeds from the sale of one of these investments of $2.9 million.

Note 6: Investments and Fair Value Measurements

We invest our excess cash in deposits with major banks in money market securities and municipal, U.S. government and sponsored entity, and corporate debt securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded on the Consolidated Balance Sheet.

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Typically, the cost of these investments has approximated fair value. Marketable investments with a maturity greater than three months are classified as available-for-sale short-term investments. Available-for-sale securities are stated at fair market value with unrealized gains and losses reported as a separate component of OCI, adjusted for deferred income taxes. The credit portion of any other-than-temporary impairment is included in net income (loss). Realized gains and losses on sales of financial instruments are recognized upon sale of the investments using the specific identification method.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our available-for-sale securities as of December 31, 2011 and 2010 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2011
U.S. Government securities and sponsored entities	$21,366	$85	$(10)	$21,441
Foreign Government securities	3,782	—	(4)	3,778
Corporate debt securities	62,218	182	(117)	62,283
Mortgage-backed securities—residential	11,592	48	(42)	11,598

Total short-term investments	$98,958	$315	$(173)	$99,100

December 31, 2010
U.S. Government securities and sponsored entities	$26,635	$89	$(11)	$26,713
Corporate debt securities	64,825	300	(51)	65,074
Mortgage-backed securities—residential	11,451	80	(18)	11,513

Total short-term investments	$102,911	$469	$(80)	$103,300

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of December 31, 2011 and 2010 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
U.S. Government securities and sponsored entities	$3,510	$(10)	$—	$—	$3,510	$(10)
Foreign Government securities	3,778	(4)	—	—	3,778	(4)
Corporate debt securities	16,708	(108)	1,006	(9)	17,714	(117)
Mortgage-backed securities—residential	3,508	(42)	1	—	3,509	(42)

Total	$27,504	$(164)	$1,007	$(9)	$28,511	$(173)

December 31, 2010
U.S. Government securities and sponsored entities	$8,839	$(11)	$—	$—	$8,839	$(11)
Corporate debt securities	17,964	(51)	—	—	17,964	(51)
Mortgage-backed securities—residential	3,127	(16)	72	(2)	3,199	(18)

Total	$29,930	$(78)	$72	$(2)	$30,002	$(80)

For fixed income securities that have unrealized losses as of December 31, 2011, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, we have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of December 31, 2011 were temporary in nature.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Amortized cost and estimated fair value of investments at December 31, 2011 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$43,714	$43,759
Mature in one to three years	55,244	55,341

Total short-term investments	$98,958	$99,100

For the year ended December 31, 2011, $0.2 million in realized gains from sale of investments were offset by $0.2 million in realized losses. For the year ended December 31, 2010, $0.4 million was recognized in net realized gains, which was comprised of $0.6 million in realized gains from sale of investments, partially offset by $0.2 million in realized losses. For the year ended December 31, 2009, $0.6 million was recognized in net realized gains, which was comprised of $0.9 million in realized gains from sale of investments, partially offset by $0.3 million in realized losses, which included $0.2 million of credit-related impairment charges on two corporate debt instruments. As of December 31, 2011 and 2010, net unrealized gains of $0.1 and $0.4 million, respectively, were included in OCI in the accompanying Consolidated Balance Sheets.

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

We obtain the fair value of our Level 2 financial instruments from several third party asset manager, custodian bank, and the accounting service providers. Independently, these service providers use professional pricing services to gather pricing data, which may include quoted market prices for identical or comparable instruments or inputs other than quoted prices that are observable either directly or indirectly. The service providers then analyze their gathered pricing inputs and apply proprietary valuation techniques, including consensus pricing, weighted average pricing, distribution-curve-based algorithms, or pricing models such as discounted cash flow techniques to provide a fair value for each security.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

As part of this process, we engaged an pricing service to assist management in its pricing analysis and assessment of other-than-temporary impairment. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party pricing service, the impairment analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

Our investments have been presented in accordance with the fair value hierarchy specified in ASC 820 as of December 31, 2011 and 2010 as follows (in thousands):

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2011
Assets:
U.S. Government securities and sponsored entities	$21,441	$9,194	$12,247	$—
Foreign Government securities	3,778	—	3,778	—
Corporate debt securities	62,283	—	62,239	44
Mortgage-backed securities — residential	11,598	—	11,598	—
Money market funds	50,532	50,532	—	—

	$149,632	$59,726	$89,862	$44

Liabilities:
Liabilities for contingent consideration, current and noncurrent	$8,704	$—	$—	$8,704
Liability for self-insurance	1,640	—	—	1,640

	$10,344	$—	$—	$10,344

December 31, 2010
Assets:
U.S. Government securities and sponsored entities	$26,713	$4,778	$21,935	$—
Foreign Government securities	2,500	—	2,500	—
Corporate debt securities	69,272	—	69,223	49
Mortgage-backed securities — residential	11,513	—	11,513	—
Money market funds	73,864	73,864	—	—

	$183,862	$78,642	$105,171	$49

Liabilities:
Liability for contingent consideration, current and noncurrent	$2,744	$—	$—	$2,744

Included in money market funds is $50.5 and $73.9 million, which have been classified as cash equivalents as of December 31, 2011 and 2010, respectively. There were no foreign government or corporate debt securities classified as cash equivalents as of December 31, 2011. Included in foreign government and corporate debt securities is $2.5 and $4.2 million, respectively, which have been classified as cash equivalents as of December 31, 2010. Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

transparency. Investments in overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or they are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the years ended December 31, 2011 and 2010.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs, which are directly or indirectly observable.

At December 31, 2011 and 2010, one corporate debt instrument has been classified as Level 3 due to its significantly low level of trading activity.

Investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 are reconciled as follows (in thousands):

	Level 3
	2011	2010
	Corporate Debt Securities	Corporate Debt Securities	Money Market Funds
Balance at January 1,	$49	$82	$962
Included in interest and other income (expense), net	—	(10)	33
Included in OCI	8	(5)	—
Purchases, sales, and maturities	(13)	(18)	(995)

Balance at December 31,	$44	$49	$—

Impairment charges for the year then ended included in other income (expense), net, attributable to assets still held at the resspective year end	$—	$—	$—

Money market funds of $1.0 million at January 1, 2010, net of reserves, represented funds in The Reserve Primary Fund (“Fund”) reclassified from cash and cash equivalents as the Fund had adopted a plan of liquidation. As a result, the Fund’s shares were not tradable at January 1, 2010. Our interest in the Fund was $14.8 million prior to their adoption of the liquidation plan. We received $14.6 million in liquidation of our interest in the Fund, net of reserves, which was invested in alternative money market funds, all of which are highly liquid and currently tradable at $1 per share Net Asset Value. We have no remaining exposure to the Fund.

We review investments in debt securities for other-than-temporary impairment whenever the fair value is less than the amortized cost and evidence indicates the investment’s carrying amount is not recoverable within a reasonable period of time. We assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost, the seniority and durations of the securities, adverse conditions related to a security, industry, or sector, historical and projected issuer financial performance, credit ratings, issuer specific news, and other available relevant information. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from each debt security. For asset-backed and mortgage-backed securities, cash flow

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

As a result of our adoption of ASC 320-10-65-1, Transition Related to FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective in the second quarter of 2009, we recorded a cumulative effect adjustment of $0.1 million, to reduce the cost of the identified security and retained earnings. In the fourth quarter of 2009, we identified two additional securities that were other-than-temporarily impaired at December 31, 2009 and recognized impairment losses of $0.2 million in other income (expense), net. We have determined that gross unrealized losses on short-term investments at December 31, 2011 and 2010 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not be until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

Accumulated other-than-temporary credit-related impairments charged to retained earnings and other income (expense), net, consists of the following:

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income (Expense), Net	Total
Accumulated Impairments, net attributable to assets still held at December 31, 2011, as of January 1, 2009	$—	$640	$640
Impairments recognized in other income (expense), net	—	217	217
Cumulative effect adjustment upon adoption of ASC 320-10-65-1 as of April 1, 2009	58	—	58

Accumulated impairments, net, attributable to assets still held at December 31, 2011, at December 31, 2009	$58	$824	$882
Impairments recognized in other income (expense), net	—	—	—

Accumulated impairments, net, attributable to assets still held at December 31, 2011, at December 31, 2010	$58	$824	$882
Impairments recognized in other income (expense), net	—	—	—

Accumulated impairments, net, attributable to assets still held at December 31, 2011	$58	$824	$882

No other-than-temporary impairments have been recognized related to factors that are not credit-related.

Minority Investment in Privately-Held Company

Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are considered to be strategic to us. Each of these investments had been fully impaired in prior years. On September 1, 2011, we received the proceeds from the sale of one of these investments of $2.9 million.

Liabilities for Contingent Consideration

Acquisition-related current and noncurrent liabilities for contingent consideration (i.e., earnouts) related to the acquisitions of Alphagraph, Entrac, and Streamline in 2011, and Radius in 2010. The fair value of these earnouts

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

is estimated to be $8.7 and $2.7 million as of December 31, 2011 and 2010, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.9% and 6.3% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. These contingent liabilities have been reflected in the Consolidated Balance Sheet as of December 31, 2011, as a current liability of $5.4 million and a noncurrent liability of $3.3 million.

The 2011 and 2010 Radius earnout performance targets were achieved. Consequently, the fair value of the Radius earnout increased by $1.5 and $0.4 million as of December 31, 2011 and 2010, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Liabilities for Contingent Consideration (in thousands)
Fair value of Radius contingent consideration at July 2, 2010	$2,350
Changes in valuation	394

Fair value at December 31, 2010	$2,744
Fair value of Streamline contingent consideration at February 16, 2011	1,320
Fair value of Entrac contingent consideration at July 25, 2011	2,730
Fair value of Alphagraph contingent consideration at December 6, 2011	2,588
Changes in valuation	1,538
Less: Radius payment	(2,125)
Foreign currency adjustment	(91)

Fair value at December 31, 2011	$8,704

Liability for Self-Insurance

Beginning in 2011, we are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125,000 per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.6 million as of December 31, 2011, which is not discounted, based upon an examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual at December 31, 2011 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred, which are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as a Level 3 inputs.

Liability for Self-Insurance (in thousands)
Fair value of self-insurance liability at December 31, 2010	$—
Additions to reserve	11,840
Employee contributions	2,710
Less: insurance claims and administrative fees paid	(12,910)

Fair value of self-insurance liability at December 31, 2011	$1,640

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Derivative Instruments

We have adopted the provisions of ASC 820 regarding nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis. The adoption of these provisions did not materially impact our financial position or results of operations.

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The fair value of our derivative assets and liabilities having notional amounts of $3.5 and $2.5 million as of December 31, 2011 and 2010, respectively, was not material.

Note 7: Accumulated Other Comprehensive Income

Other comprehensive income (loss), which includes net income (loss), market valuation adjustments on available for sale investments, net of tax, currency translation adjustments, net of tax, and net deferral of gains (losses) on derivative instruments, consists of the following for the years ended December 31, 2011 and 2010 (in thousands):

	For the years ended December 31,
	2011	2010	2009
Net income (loss)	$27,465	$7,487	$(2,171)
Net unrealized investment gains (losses):
Unrealized holding gains, net of tax provisions of $0, $(0.2), and $(0.8) million in 2011, 2010, and 2009, respectively	$39	$257	$1,169
Reclassification adjustment for losses included in net income (loss), net of tax benefits of $0.1, $0.2, and $0.3 million in 2011, 2010, and 2009, respectively	(187)	(357)	(451)

Net unrealized investment gains (losses)	(148)	(100)	718
Currency translation adjustments, net of tax benefits of $0.1, $0, and $0.2 million in 2011, 2010, and 2009, respectively	(1,292)	727	(59)
Other	(68)	(18)	(47)

Other comprehensive income/(loss)	$25,957	$8,096	$(1,559)

The components of accumulated other comprehensive income was (in thousands):

	December 31,
	2011	2010
Net unrealized investment gains	$86	$234
Currency translation gains	1,436	2,728
Other	(75)	(7)

Accumulated other comprehensive income	$1,447	$2,955

Note 8: Commitments and Contingencies

Contingent Consideration

We are liable to make payments to acquired company stockholders based on the achievement of specified performance targets. The fair value of these earnouts is estimated to be $8.7 and $2.7 million as of December 31, 2011 and 2010, respectively, by applying the income approach in accordance with ASC 805-30-25-5. That

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

measure relies on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Key assumptions include discount rates between 4.9% and 6.3% and probability-adjusted revenue levels. These contingent liabilities have been reflected in the Consolidated Balance Sheet as of December 31, 2011 as a current liability of $5.4 million and a noncurrent liability of $3.3 million. The potential undiscounted amount of all future contingent consideration cash payments that we could be required to make, beyond amounts currently accrued, is $0.6 million as of December 31, 2011.

The 2011 and 2010 Radius earnout performance targets were achieved. Consequently, the fair value of the Radius earnout increased by $1.5 and $0.4 million as of December 31, 2011 and 2010, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Liability for Self-Insurance

Beginning in 2011, we are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125,000 per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.6 million as of December 31, 2011, which is not discounted, based on an examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual at December 31, 2011 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred.

As part of this process, we engaged a third party actuarial firm to assist management in its analysis. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party actuary, the related valuation of our self-insurance liability represents the conclusions of management and not the conclusions or statements of any third party. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

Off-Balance Sheet Financing—Synthetic Lease Arrangement

As of December 31, 2008, we were a party to two synthetic leases (the “301 Lease” and the “303 Lease”, together “Leases”) covering our facilities located at 301 and 303 Velocity Way, Foster City, California. The Leases provided a cost effective means of providing adequate office space for our corporate offices. The Leases included an option to purchase the facilities during or at the end of each Lease term for the amount expended by the lessor to purchase the facilities. The funds pledged under the Leases ($56.9 million for the 303 Lease and $31.7 million for the 301 Lease at December 31, 2008) were in LIBOR-based interest bearing accounts and restricted as to withdrawal at all times.

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

As of December 31, 2011, we remained liable for the 303 Lease. The Lease is scheduled to expire in July 2014. The Lease includes an option to purchase the facility for the amount expended by the lessor to purchase the facility.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We guaranteed to the lessor a residual value associated with the buildings equal to 82% of their funding of the Lease. Under the financial covenants, we must maintain a minimum net worth and a minimum tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We are liable to the lessor for the financed amount of the buildings if we default on our covenants. We were in compliance with all such financial and merger-related covenants as of December 31, 2011. We have assessed our exposure in relation to the first loss guarantees under the Lease and have determined there is no deficiency to the guaranteed value at December 31, 2011. If there is a decline in value, we will record a loss associated with the residual value guarantee. The $56.9 million pledged under the Lease is in LIBOR-based interest bearing accounts as of December 31, 2011 and is restricted as to withdrawal at all times. As of December 31, 2011, we are treated as the owner of this building for federal income tax purposes. In conjunction with the Lease, we leased the land on which the building is located to the lessor of the building. This separate ground lease is for approximately 30 years. The Lease is scheduled to expire in 2014.

Lease Commitments

As of December 31, 2011, we have leased certain of our current facilities under non-cancellable operating lease agreements in the U.S. and internationally. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

Future minimum lease payments under non-cancellable operating leases for each of the next five years and thereafter as of December 31, 2011 are as follows (in thousands):

Fiscal Year	Future Minimum Lease Payments	Future Minimum Sublease Receipts
2012	$5,921	$1,513
2013	4,619	1,637
2014	2,918	1,686
2015	1,362	1,736
2016	434	442
Thereafter	546	—

Total	$15,800	$7,014

The lease obligation related to the principal corporate facility is estimated based on current market interest rates (LIBOR) and collateralized assumptions. Future minimum sublease income results primarily from the sublease of 45,889 square feet in our 303 Velocity Way facility to Gilead.

Rent expense was approximately $6.6, $6.9, and $6.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. Sublease rental income was approximately $0.8, $0.1, and $0.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Guarantees and Product Warranties

Under ASC 460, we are required to disclose guarantees upon issuance and recognize a liability for the fair value of obligations we assume under such guarantees.

Our Fiery controller and Inkjet printer products are generally accompanied by a 12-month limited warranty from date of shipment, which covers both parts and labor. In accordance with ASC 450-30, Loss Contingencies, an accrual is made when the warranty liability is estimable and probable based on historical experience. A provision for estimated future warranty work is recorded in cost of revenue upon recognition of revenue and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty estimates.

Product warranty reserve activities for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	For the years ended December 31,
	2011	2010
Balance at January 1,	$9,232	$6,838
Additions	10,307	14,136
Settlements	(10,662)	(11,742)

Balance at December 31	$8,877	$9,232

The synthetic lease agreement for our corporate headquarters provides a residual value guarantee. Under ASC 460, Guarantees, the fair value of a residual value guarantee in lease agreements must be recognized as a liability in our consolidated balance sheet. We have determined that the guarantee has no material value as of December 31, 2011.

In the normal course of business and in an effort to facilitate the sales of our products, we sometimes indemnify other parties, including customers, lessors, and parties to other transactions with us. When we indemnify other parties, typically those provisions protect other parties against losses arising from our infringement of third party intellectual property rights. Those provisions also often contain various limitations including limits on the amount of protection provided. In addition, we have entered into indemnification agreements with our current and former officers and directors. Our amended and restated bylaws also contain similar indemnification obligations for our agents.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2011, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Durst Fototechnik Technology GmbH (“Durst”) v. EFI GmbH and EFI, et al. – Mannheim Litigation

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

In a subsequent decision, the Mannheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst appealed the decision and the appeal hearing took place on October 26, 2011 in Karlsruhe, Germany. The court of appeal issued their decision on December 21, 2011 upholding the February 26, 2010 decision, which invalidated Durst’s utility model registration patent. Durst has filed a request for further appeal of this decision in the German Supreme Court.

Although we do not believe it is probable that we will incur a loss, it is reasonably possible that our financial statements could be materially affected by the unfavorable resolution of this matter, if an appeal is granted by the German Supreme Court. Because the action was dismissed and Durst’s patent was invalidated both in the Mannheim court and upon appeal, among other reasons, we are unable to estimate the amount or range of loss that may be incurred.

Durst v. EFI GmbH and EFI, et al. – Duesseldorf Litigation

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany, alleging infringement of a German patent. We have filed our response to the action, denying infringement and arguing that the patent is not valid. Nevertheless, because this proceeding is in the preliminary stages, we are not yet in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

N.V. Perfectproof Europe v. BEST GmbH

On December 31, 2001, N.V. Perfectproof Europe (“Perfectproof”) filed a complaint against BEST GmbH, currently Electronics For Imaging, GmbH (“BEST”) in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EUR 0.6 million for such termination and additional damages of EUR 0.3 million, or a total of approximately $1.1 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and challenged its jurisdiction over the claim. Perfectproof appealed the judgment, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and sent the case back to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case and that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement and as such, was subject to reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

expert to review accounting and other records of the parties and address certain questions relevant in assessing the amount of total damages that Perfectproof claimed it suffered. We received the expert’s preliminary report on July 14, 2011 and filed, on August 16, 2011, a response to the expert’s report. On October 2011, the expert issued the final report in which the expert’s analysis of itemized damages are, in the aggregate, significantly less than the amount of damages claimed by Perfectproof.

Although we do not believe that Perfectproof’s claims are founded and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected by the court’s decision regarding the assessment of damages. Upon filing the final report with the court, the court may approve the report and pronounce the final amount of damages to be paid by us, or require additional analysis or consider further challenges to the final damages determination. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $1.1 million.

Kerajet vs. Cretaprint

In conjunction with our acquisition of Cretaprint, which closed on January 10, 2012, we assumed potential liability in a lawsuit related to a patent infringement action brought by Kerajet against Cretaprint.

In May 2011, Kerajet filed an action against Cretaprint in the Commercial Court in Valencia, Spain, alleging, among other things, that certain Cretaprint products infringe a patent held by Kerajet. In the Cretaprint purchase agreement, the former owners of Cretaprint assumed an indemnification obligation to us for this potential liability.

Although we have these rights to indemnification and we do not believe it is probable that we will incur a loss, it is reasonably possible that our financial statements could be materially affected by the unfavorable resolution of this matter. Accordingly, it is reasonably possible that we could incur a material loss in this matter. Because this proceeding is in the preliminary stages and a specific amount of damages has been claimed by Kerajet, we are unable to estimate the amount or range of loss that may be incurred.

As of December 31, 2011, we are also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material with respect to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Note 9: Common Stock Repurchase Programs

In February 2011, our Board of Directors authorized a $30 million repurchase of our outstanding common stock. In August 2011, our Board of Directors authorized an additional $30 million repurchase of our outstanding common stock. Under these publicly announced plans, we repurchased 2.5 million shares for an aggregate purchase price of $40.0 million during the year ended December 31, 2011.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs and RSAs. Employees surrendered 0.4 and 0.2 million shares for an aggregate purchase price of $5.8 and $2.9 million for the years ended December 31, 2011 and 2010, respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

These repurchased shares are recorded as treasury stock and are accounted for under the cost method thereby reducing shares outstanding. None of these repurchased shares of common stock have been cancelled. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

Note 10: Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our consolidated balance sheet. As permitted, foreign exchange contracts with notional amounts of $3.5 and $2.5 million and net asset/liability fair values that are immaterial have been designated for hedge accounting treatment at December 31, 2011 and 2010, respectively. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated sales in Europe, Japan, the U.K., Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., and Australia. We hedge our operating expense exposure in Indian rupees. As of December 31, 2011, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

Foreign currency derivative contracts with notional amounts of $3.5 and $2.5 million have been designated as cash flow hedges of our Indian rupee operating expense exposure. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the consolidated statement of operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. As of December 31, 2011, the net asset/liability fair value of these contracts was immaterial.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 11: Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	For the years ended December 31,
	2011	2010	2009
U.S.	$3,143	$(18,818)	$24,470
Foreign	27,277	17,188	(8,435)

Total	$30,420	$(1,630)	$16,035

The provision (benefit) for income taxes is summarized as follows (in thousands):

	For the years ended December 31,
	2011	2010	2009
Current:
U.S. Federal	$1,685	$(6,819)	$7,049
State	1,202	136	2,395
Foreign	2,759	1,756	1,956

Total current	5,646	(4,927)	11,400

Deferred:
U.S. Federal	(688)	(2,384)	6,430
State	(1,114)	(1,407)	456
Foreign	(889)	(399)	(80)

Total deferred	(2,691)	(4,190)	6,806

Provision for (benefit from) income taxes	$2,955	$(9,117)	$18,206

Reconciliation between the income tax provision (benefit) computed at the federal statutory rate and the actual tax provision (benefit) is as follows (in thousands):

	For the years ended December 31,
	2011		2010		2009
Tax expense (benefit) at federal statutory rate	$10,647	35.0%	$(571)	35.0%	$5,613	35.0%
State income taxes, net of federal benefit	57	0.2	(826)	50.6	1,853	11.6
Research and development credits	(2,274)	(7.5)	(2,572)	157.7	(1,219)	(7.6)
Foreign tax rate differential	(4,626)	(15.2)	(894)	54.8	6,529	40.7
Reduction in accrual for estimated potential tax assessments	(2,295)	(7.6)	(8,163)	500.5	(397)	(2.5)
Non-deductible travel & entertainment	368	1.2	332	(20.4)	274	1.7
Non-deductible stock-based compensation charge	2,179	7.2	4,002	(245.4)	6,512	40.6
Valuation allowance changes affecting provision for income taxes	(706)	(2.3)	123	(7.5)	(763)	(4.8)
Other	(395)	(1.3)	(548)	33.7	(196)	(1.2)

	$2,955	9.7%	$(9,117)	559.0%	$18,206	113.5%

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2011	2010
Reserves and accruals not currently deductible for tax purposes	$8,986	$8,371
Net operating loss carryforwards	14,172	20,644
Tax credit carryforwards	46,707	38,681
Stock-based compensation	8,884	7,853
Other	5,586	6,361

Gross deferred tax assets	84,335	81,910

Depreciation	(9,508)	(8,829)
Amortization of identified intangibles	(9,835)	(5,599)
State taxes	(4,858)	(5,122)

Gross deferred tax liabilities	(24,201)	(19,550)

Deferred tax valuation allowance	(2,566)	(3,551)

Net deferred tax assets	$57,568	$58,809

We have $31.2 million ($60.4 million for state tax purposes) and $23.6 million ($23.1 million for state tax purposes) of loss and credit carryforwards at December 31, 2011 for U.S. federal and state tax purposes. These losses and credits will expire between 2015 and 2031. A significant portion of these net operating loss and credit carryforwards relate to recent acquisitions and utilization of these loss and credit carryforwards will be subject to an annual limitation under the IRC. We also have a valuation allowance related to foreign tax credits resulting from the 2003 acquisition of Best GmbH, compensation limitations potentially limited by IRC 162(m), and net operating loss carryforwards resulting from the 2010 Radius acquisition. If these foreign tax credits, compensation deductions, and net operating loss carryforwards are ultimately utilized, the resulting benefit would reduce income tax expense.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31 2011, 2010, and 2009, the total amount of gross unrecognized benefits that would affect the effective tax rate if recognized was $35.6, $32.5, and $37.0 million, respectively, offset by deferred tax benefits of $2.5, $2.9, and $2.6 million related to the federal tax effect of state taxes for the same periods. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2009 to December 31, 2011 is as follows (in millions):

	Federal, State, and Foreign Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2009	$32.2	$1.6	$33.8
Additions for tax positions of prior years	0.8	0.7	1.5
Additions for tax positions related to 2009	4.3	—	4.3
Reductions for tax positions of prior years	(0.3)	(0.1)	(0.4)
Settlements	(1.1)	(0.5)	(1.6)
Reductions due to lapse of applicable statute of limitations	(0.5)	(0.1)	(0.6)

Balance at December 31, 2009	$35.4	$1.6	$37.0
Additions for tax positions of prior years	0.4	0.4	0.8
Additions for tax positions related to 2010	4.2	—	4.2
Reductions for tax positions of prior years	(0.2)	—	(0.2)
Settlements	—	—	—
Reductions due to lapse of applicable statute of limitations	(8.1)	(1.2)	(9.3)

Balance at December 31, 2010	$31.7	$0.8	$32.5
Additions for tax positions of prior years	—	0.4	0.4
Additions for tax positions related to 2011	5.6	—	5.6
Reductions for tax positions of prior years	(0.1)	—	(0.1)
Settlements	(0.6)	(0.1)	(0.7)
Reductions due to lapse of applicable statute of limitations	(2.0)	(0.1)	(2.1)

Balance at December 31, 2011	$34.6	$1.0	$35.6

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2011, 2010, and 2009, we have accrued $1.7, $1.3 and $2.7 million, respectively, for potential payments of interest and penalties.

We were subject to examination by the Internal Revenue Service for the 2007-2010 tax years, state tax jurisdictions for the 2007-2010 tax years, and the Netherlands tax authority for the 2009-2010 tax years. It is reasonably possible that our unrecognized tax benefits will decrease up to $8.8 million in the next 12 months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our income statement. The reduction in unrecognized tax benefits relates primarily to the lapse of the statutes of limitations for federal and state tax purposes.

Note 12: Employee Benefit Plans

Equity Incentive Plans

Our stockholders approved our 2009 Equity Incentive Award Plan on June 21, 2009. As a result, no awards may be granted under any of our prior plans. As of December 31, 2011, we had outstanding equity awards under seven equity incentive plans, including the 2009 Plan (defined below) and six prior equity incentive plans.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our primary equity incentive plans are summarized as follows:

2009 Stock Plan

In June 2009, our stockholders approved the 2009 Equity Incentive Award Plan (“2009 Plan”) and the reservation of an aggregate of 5 million shares of our common stock for issuance pursuant to such plan. On May 18, 2011, our stockholders approved amendments to the 2009 Equity Incentive Award Plan to increase the number of shares of common stock reserved under the plan for future issuance from 5 to 7 million shares, provide flexibility with respect to the granting of performance-based awards, and authorize the granting of performance-based awards under the plan through the 2016 annual meeting of stockholders.

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

Persons eligible to participate in the 2009 Plan include all of our employees, directors, and consultants, as determined by the Committee. As of December 31, 2011, approximately 2,400 employees and consultants and 5 non-employee directors were eligible to participate in the 2009 Plan.

There were 3.4 and 2.9 million shares outstanding and 2.0 and 1.5 million shares available for grant under the 2009 Plan as of December 31, 2011 and 2010, respectively.

2007 Stock Plan

With the adoption of the 2009 Plan, no additional awards may be granted under the 2007 Equity Incentive Award Plan (“2007 Plan”). Under the 2007 Plan, 3.3 million shares of common stock were reserved and authorized for issuance. The 2007 Plan provides for grants of stock options (both incentive stock options and nonqualified stock options), restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, RSUs, and performance-based awards. Options and awards

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

generally vest over a period of three to four years from date of grant and generally expire seven to ten years from date of the grant. The terms of the 2007 Plan provide that an option price shall not be less than 100% of fair market value on the date of the grant. Our Board of Directors may grant a stock bonus or stock unit award under the 2007 Plan in lieu of all or a portion of any cash bonus that a participant would have otherwise received for the related performance period.

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

As of December 31, 2011, 2010, and 2009, there were 0.9, 1.3, and 2.3 million shares outstanding, respectively, under the 2007 Plan.

2004 Stock Plan

With the adoption of the 2007 Plan, no additional awards may be granted under the 2004 Stock Plan (the “2004 Plan”). Under the 2004 Plan, 8.4 million shares of common stock were authorized for issuance. This amount includes 0.1 million shares that were consolidated from the acquired Splash Plan, T/R Plan, and Printcafe Plans on June 7, 2006. The terms of the 2004 Plan provide that an option price shall not be less than 100% of fair market value on the date of the grant. The vesting period for restricted stock must be at least (a) one (1) year in the case of an RSA subject to a vesting schedule based on the achievement of specified performance goals by the participant or (b) three (3) years in the case of an RSA absent such performance-based vesting. Under this plan, restricted stock awards and RSUs could be granted that did not comply with the preceding minimum vesting requirement as long as the aggregate number of shares of common stock issued with respect to such non-conforming awards granted under the 2004 Plan did not exceed 10% of the shares reserved for issuance. The 2004 Plan provides for accelerated vesting if there is a change in control (as defined in the 2004 Plan). Options, RSUs, and restricted stock awards generally vest over a 42 to 48 month period and expire from seven to ten years from the date of the grant. As of December 31, 2011, 2010, and 2009, there were 0.6, 0.6, and 0.9 million shares, respectively, outstanding under the 2004 Plan.

1999 Stock Plan

With the adoption of the 2007 Plan, no additional awards may be granted under the 1999 Stock Plan (the “1999 Plan”). The 1999 Plan authorized 10.6 million shares of common stock for issuance. The terms of the 1999 Plan provide that an option price may not be less than 100% of fair market value and the purchase price under restricted stock purchase agreement may not be less than 50% of fair market value on the date of the grant. The Board of Directors or Committee had the authority to determine to whom options would be granted, the number

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

of shares, the vesting period, the expiration date, and the exercise price. The 1999 Plan provides for accelerated vesting if there is a change in control (as defined in the 1999 Plan). Options, RSUs, and RSAs generally vest from two to four years and expire from seven to ten years from the date of the grant. As of December 31, 2011, 2010, and 2009, there were 0.2, 0.2, and 0.5 million shares, respectively, outstanding under the 1999 Plan.

1990 Stock Plan

The 1990 Stock Option Plan (the “1990 Plan”) by its terms expired in June 2000 and no additional awards may be granted under this plan. In June 1990, we adopted the 1990 Plan, which, as amended, provided for the issuance of incentive and nonqualified stock options to our employees, directors, and non-employees. We reserved 13.2 million shares of common stock for issuance under the 1990 Plan. The original terms of the 1990 Plan provided that the exercise price of nonqualified stock options could not be less than 85% of the fair market value on the date of the grant. In May 1995, the 1990 Plan was amended to provide that options could not be granted at less than 100% of the fair market value of our common stock on the date of the grant. Generally, the options vested over a four year period. The 1990 Plan allows us to buy out an option grant for cash or shares, which was an option previously granted based on terms and conditions as established at the time such offer is made. The 1990 Plan provides for accelerated vesting if there is a change in control (as defined in the 1990 Plan). The options are exercisable at times and increments as specified by the Board of Directors and expire not more than 10 years from date of grant. All options available under the 1990 Plan have been issued. Any shares (plus any shares that might in the future be returned to the 1990 Plan as a result of cancellations) that remained available for future grants under the 1990 Plan have been cancelled. As of December 31, 2011 and 2010, no shares remained outstanding under the 1990 Plan. As of December 31, 2009, there were less than 0.1 million shares, outstanding under the 1990 Plan.

Acquired Stock Plans

In connection with our acquisition of Splash Technology Holdings, Inc., T/R Systems, Inc., and Print Café,, we assumed their stock incentive plans. As of December 31, 2011, 2010, and 2009, there were less than 0.1 million options outstanding under these acquired stock plans.

Amended and Restated 2000 Employee Stock Purchase Plan

On June 2009, our stockholders approved the Amended and Restated 2000 Employee Stock Purchase Plan that increased the number of shares authorized for issuance pursuant to such plan by 3.0 million shares. The share increase was intended to ensure that we continue to have a sufficient reserve of common stock available under the ESPP to provide our eligible employees with the opportunity to acquire our common stock through participation in a payroll deduction-based ESPP designed to operate in compliance with Section 423 of the IRC. The amendment and restatement of the ESPP does not provide for an automatic increase in the number of shares reserved for issuance under the ESPP. As of December 31, 2011, 2010, and 2009, there were 1.5, 2.2, and 6.2 million shares of our common stock were reserved for issuance that remained outstanding under the ESPP.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

During the years ended December 31, 2011, 2010, and 2009, 0.6, 0.7, and 0.8 million shares were issued under the ESPP at an average purchase price of $9.49, $7.55, and $7.51, respectively. As of December 31, 2011, there was $1.4 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over a period of 1.8 years. At December 31, 2011, 2010, and 2009, there were 1.5, 2.2, and 2.9 million shares, respectively, available for issuance under the ESPP.

Valuation and Expense Information under ASC 718

We account for stock-based payment awards in accordance with ASC 718, which requires the measurement and recognition of compensation expense for all equity awards granted to our employees and directors, including employee stock options, RSAs, RSUs, and ESPP purchases related to all stock-based compensation plans based on the fair value of such awards on the date of grant. We amortize stock-based compensation cost on a graded vesting basis over the vesting period, after assessing the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.

We use the BSM option pricing model to value stock-based compensation for all equity awards, except market-based awards. Market-based awards are valued using a Monte Carlo valuation model.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock-based compensation expense related to stock options, employee stock purchases under the ESPP, RSUs, and RSAs under ASC 718 for the years ended December 31, 2011, 2010, and 2009 is summarized as follows (in thousands):

	2011	2010	2009
Stock -based compensation expense by type of award:
Employee stock options	$2,096	$1,545	$2,269
Non-vested RSUs and RSAs	17,926	12,860	11,965
ESPP	3,347	1,520	4,349

Total stock-based compensation	23,369	15,925	18,583
Tax effect on stock-based compensation	(7,598)	(1,696)	94

Net effect on net income (loss)	$15,771	$14,229	$18,677

Valuation Assumptions for Stock Options and ESPP Shares

Our determination of the fair value of stock-based payment awards on the date of grant using BSM is affected by various assumptions including volatility, expected term, and interest rates. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the stock option. The expected term is based on management’s consideration of the historical life of the stock options, the vesting period of the stock options granted, and the contractual period of the stock options granted. The risk-free interest rate for the expected term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

The estimated per share weighted average fair value of stock options granted and ESPP shares issued and the assumptions used to estimate fair value for the years ended December 31, 2011, 2010, and 2009 are as follows:

	Stock Options Years ended December 31,			Employee Stock Purchase Plan Years ended December 31,
	2011	2010	2009	2011	2010	2009
Weighted average fair value per share	$5.77	$4.48	$3.84	$4.79	$3.94	$3.93
Expected volatility	48%	47%	44%	28% - 42%	32% - 53%	51% - 66%
Risk-free interest rate	0.8%	1.2%	1.8%	0.2% - 0.6%	0.2% - 0.9%	0.3% - 1.2%
Expected term (in years)	4.0	4.0	4.1	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

Non-vested RSUs and RSAs

Non-vested RSUs and RSAs generally vest over a service period of two to four years. The compensation expense incurred for these service-based awards is based on the closing market price of our stock on the date of grant and is amortized on a graded vesting basis over the requisite service period. The weighted average fair value of RSUs granted during the years ended December 31, 2011, 2010, and 2009 were $15.09, $11.36, and $10.84, respectively. No RSAs were granted during 2011, 2010, and 2009.

Performance-based and Market-based Stock Options and RSUs

RSUs granted during the year ended December 31, 2011 included 90,000 market-based RSUs, which vest when our average closing stock price exceeds defined multiples of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. If these multiples are not achieved by January 5, 2018, the awards are

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

forfeited. The grant date fair value is estimated to be $1.1 million and is being amortized over the average derived service period of 3.93 years. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 2.9% and an implied volatility of 40%. On May 10, 2011, 28,000 market-based RSUs vested due to achievement of the threshold multiple of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. As of December 31, 2011, 62,000 market-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2011 included 323,600 performance-based RSUs, which vest when specified performance criteria are met based on 2011 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $5.0 million, which is being amortized over their service periods of 1.0 year. The performance criteria was achieved with respect to approximately 92% of these RSUs as of December 31, 2011. Accordingly, these RSUs will vest during the first quarter of 2012 when the associated service requirements are met. As of December 31, 2011, 313,151 performance-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2011 included 195,156 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2011 and the second quarter of 2014; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $3.0 million, which is being amortized over their average derived service periods of 3.0 years. The probability of achieving these awards was determined based on a review of the actual results achieved by each business unit during the year ended December 31, 2011 compared with the 2011 operating plan as well as the overall strength of the business unit within the EFI organization. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the year, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. As of December 31, 2011, 195,156 performance-based RSUs remain outstanding.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

On April 27, 2011, 59,598 of these market-based stock options were vested due to achievement of the threshold multiple. As of December 31, 2011, 48,665 market-based RSUs and 178,790 market-based stock options remain outstanding.

Stock options granted during the year ended December 31, 2009 included 32,674 performance-based stock options. These performance-based stock options vest when our annual non-GAAP return on equity exceeds defined thresholds of the 2008 non-GAAP return on equity. Non-GAAP return on equity is defined as non-GAAP net income divided by stockholders’ equity. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain recurring and non-recurring expenses, and the tax effects of these adjustments. If these defined thresholds are not achieved by August 28, 2016, the stock options are forfeited. The grant date fair value is estimated to be $0.1 million, which is being amortized over the average derived service period of 3.71 years. The performance-based stock options were valued using the BSM valuation model. As of December 31, 2011, 26,487 performance-based stock options remain outstanding.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock Option Activity

Stock options outstanding and exercisable as of December 31, 2011, 2010, and 2009 and activity for each of the years then ended is as follows (in thousands, except weighted average exercise price and remaining contractual term):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2009	6,061	$22.73
Options granted	844	10.50
Options forfeited, expired, and exchanged	(4,081)	24.93

Options granted, net of forfeited, expired, and exchanged	(3,237)
Options exercised	—	—

Options outstanding at December 31, 2009	2,824	$15.90

Options granted	487	12.04
Options forfeited and expired	(696)	18.29

Options granted, net of forfeited and expired	(209)
Options exercised	(86)	11.85

Options outstanding at December 31, 2010	2,529	$14.64

Options granted	140	15.33
Options forfeited and expired	(70)	18.24

Options granted, net of forfeited and expired	70
Options exercised	(146)	13.10

Options outstanding at December 31, 2011	2,453	$14.67	$3.33	$2,897

Options vested and expected to vest at December 31, 2011	2,352	$14.78	$3.24	$2,655

Options exercisable at December 31, 2011	1,718	$15.74	$2.46	$1,196

Aggregate stock option intrinsic value represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the exercise price of the underlying awards for the options that were in the money at December 31, 2011 and 2010. No options were exercised during the year ended December 31, 2009. The total intrinsic value of options exercised, determined as of the date of option exercise, was $0.6 and $0.2 million for the years ended December 31, 2011 and 2010, respectively. There was $1.5 million of total unrecognized compensation cost related to stock options expected to vest as of December 31, 2011. That cost is expected to be recognized over a weighted average period of 1.5 years.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock options outstanding and exercisable as of December 31, 2011 are summarized as follows (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual term (years)	Weighted average exercise price	Shares	Weighted average exercise price
$9.12 to $9.98	75	4.32	$9.79	51	$9.77
$10.77 to $10.77	445	4.66	10.77	163	10.77
$10.80 to $11.92	318	5.42	11.46	128	11.47
$12.00 to $15.77	238	6.08	13.75	46	13.42
$15.88 to $15.88	505	3.16	15.88	505	15.88
$16.08 and over	872	1.15	17.80	825	17.80

	2,453	3.33	$14.67	1,718	$15.74

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

Non-vested RSUs and RSAs as of December 31, 2011, 2010, and 2009, and activity for each of the years then ended is as follows (shares in thousands):

	RSUs		RSAs
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2009	1,866	$18.22	118	$27.21
Restricted stock granted	1,383	10.84	—	—
Restricted stock issued in exchange for stock options	348	12.15	—	—

Restricted stock vested	(727)	$19.09	(6)	$27.89

Restricted stock forfeited	(163)	19.46	—	—
Non-vested at December 31, 2009	2,707	$13.36	112	$27.18
Restricted stock granted	1,469	11.36	—	—
Restricted stock vested	(1,355)	14.80	—	—
Restricted stock forfeited	(283)	12.62	(11)	26.90

Non-vested at December 31, 2010	2,538	$11.67	101	$27.21

Restricted stock granted	1,505	15.09	—	—
Restricted stock vested	(1,317)	11.87	(101)	(27.21)
Restricted stock forfeited	(224)	11.89	—	—

Non-vested at December 31, 2011	2,502	$13.60	$—	$—

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

RSUs

The fair value of RSUs that vested during the years ended December 31, 2011, 2010, and 2009, determined as of the vesting date, were $20.2, $16.6, and $8.2 million, respectively. The aggregate intrinsic value of RSUs vested and expected to vest at December 31, 2011 was $31.7 million, calculated as the closing price per share of our common stock on the last trading day of the fiscal period multiplied by 2.2 million of RSUs vested and expected to vest at December 31, 2011. There was approximately $14.4 million of unrecognized compensation costs related to RSUs expected to vest as of December 31, 2011. That cost is expected to be recognized over a weighted average period of 1.2 years.

RSAs

The performance-based RSAs vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan. The unrecognized compensation expense of $0.1 million related to non-vested RSAs was recognized during the quarter ended March 31, 2011.

Employee 401(k) Plan

We sponsor a 401(k) Savings Plan (“401(k) Plan”) to provide retirement and incidental benefits for our employees. Employees may contribute from 1% to 40% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the IRS. We matched 50% of U.S. employee contributions, up to a maximum of the first 4% of the employee’s compensation contributed to the plan, subject to IRS limitations, except for a 17 month period during 2010 and 2009 when employer matching contributions were suspended. All matching contributions vest over four years starting with the hire date of the individual employee. Our matching contributions to the 401(k) Plan totaled $1.7, $0.1, and $0.6 million during the years ended December 31, 2011, 2010, and 2009, respectively. The employees’ and our contributions are cash contributions invested in mutual funds managed by a fund manager, or in self-directed retirement plans.

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

Note 14: Restructuring and Other

During the years ended December 31, 2011, 2010, and 2009, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. We announced restructuring plans to better align our costs with revenue levels and the current economic environment and to re-align our cost structure following our business acquisitions in 2011 and 2010. Restructuring and other consists primarily of restructuring, severance, facility downsizing, and acquisition integration expenses. The restructuring plans are accounted for in accordance with ASC 420 and ASC 820, which became effective with respect to restructuring-related liabilities initially in the first quarter of 2009.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We recognized restructuring and other charges of $3.3, $3.6, and $9.0 million for the years ended December 31, 2011, 2010, and 2009, respectively, primarily consisting of restructuring, severance, facilities downsizing, and acquisition integration expenses. Restructuring and severance charges of $1.7, $2.4, and $8.1 million related to head count reductions of 55, 98, 227 for the years ended December 31, 2011, 2010, and 2009, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement, and relocation costs.

Facilities reduction and other costs for the years ended December 31, 2011, 2010, and 2009 were $0.6, $0.9, and $0.9 million, respectively. Facilities reduction and other costs includes charges resulting from a decrease in estimated sublease income necessitated by continuing weakness in the commercial real estate market where these facilities are located of $0.2 and $0.6 million for the years ended December 31, 2011 and 2010, respectively, facilities relocations in 2011, and costs to downsize or relocate six facilities in 2010.

Integration expenses for the years ended December 31, 2011 and 2010 of $1.0 and $0.3 million, respectively, were required to integrate the four acquisitions in 2011 and the Radius acquisition in 2010.

Restructuring and other reserve activities for the years ended December 31, 2011 and 2010 are summarized as follows (in thousands):

	2011	2010
Reserve balance at January 1	$1,795	$2,796
Restructuring charges	1,456	1,902
Other charges	1,802	1,713
Cash payments	(3,183)	(4,616)

Reserve balance at December 31	1,870	1,795

Note 15: Segment Information, Geographic Data, and Major Customers

Operating Segments

ASC 280, Segment Reporting, requires operating segment information to be presented based on internal reporting used by the chief operating decision maker to allocate resources and evaluate operating segment performance. Our enterprise management processes became further refined in 2009 to use financial information that is closely aligned with our three product categories at the gross profit level. Relevant discrete financial information is prepared at the gross profit level for each of our three operating segments, which is used by the chief operating decision making group to allocate resources and assess the performance of each operating segment.

We classify our revenue, gross profit, assets, and liabilities in accordance with our operating segments as follows:

Fiery, which consists of print servers, controllers, and DFEs, which transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone print controllers and servers connected to digital copiers and other peripheral devices, (ii) embedded and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our controller solutions such as Fiery Central and MicroPress, (iv) Entrac, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Inkjet, which consists of sales of VUTEk super-wide and Rastek wide format inkjet printers, Jetrion label and packaging digital inkjet printers, ink, parts, and service revenue.

APPS , which consists of our business process automation software, including Monarch (formerly Hagen), PSI, Logic, PrintSmith, and PrintFlow; Pace, our business process automation software that is available in a cloud-based environment; Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; Radius, our business process automation software for label and packaging printers; PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; Prism, our business process automation software for the printing and packaging industry; and Alphagraph, which includes business process automation solutions for the graphic arts industry.

Our chief operating decision making group evaluates the performance of its operating segments based on net sales and gross profit. Gross profit for each operating segment includes revenue from sales to third parties and related cost of revenue attributable to the operating segment. Cost of revenue for each operating segment excludes certain expenses managed outside the operating segments consisting primarily of stock-based compensation expense. Operating income is not reported by operating segment because operating expenses include significant shared expenses and other costs that are managed outside of the operating segments. Such operating expenses include various corporate expenses such as stock-based compensation expense, corporate sales and marketing, research and development, income taxes, various non-recurring charges, and other separately managed general and administrative expenses.

Summary gross profit information, excluding stock-based compensation expense, for the years ended December 31, 2011, 2010, and 2009 is as follows (in thousands):

	For the years ended December 31,
	2011	2010	2009
Fiery
Revenue	$270,073	$238,621	$193,012
Gross profit	183,084	161,219	129,240
Gross profit percentages	67.8%	67.6%	67.0%
Inkjet
Revenue	$240,318	$207,654	$159,732
Gross profit	92,738	68,121	50,748
Gross profit percentages	38.6%	32.8%	31.8%
APPS
Revenue	$81,165	$57,732	$48,364
Gross profit	56,825	39,329	32,569
Gross profit percentages	70.0%	68.1%	67.3%

A reconciliation of operating segment gross profit to the consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009 is as follows (in thousands):

	For the years ended December 31,
	2011	2010	2009
Segment gross profit	$332,647	$268,669	$212,557
Stock-based compensation expense	(1,664)	(984)	(1,074)

Gross profit	$330,983	$267,685	$211,483

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Proofing software revenue and gross profit previously reported in the APPS operating segment of $8.6 and $7.7 million, respectively, for the year ended December 31, 2009 has been revised to conform to the presentation for the years ended December 31, 2011 and 2010, reflecting the reclassification of proofing software from the APPS to the Fiery operating segment. Total revenue and gross profit for the year ended December 31, 2009 has not changed.

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

	Fiery	Inkjet	APPS
December 31, 2011
Goodwill	$64,412	$36,508	$63,403
Identified intangible assets, net	3,989	28,483	23,520
Tangible assets, net of liabilities	40,896	66,841	(2,740)

Net tangible and intangible assets	109,297	131,832	84,183

December 31, 2010
Goodwill	$60,005	$36,508	$43,005
Identified intangible assets, net	682	34,198	14,259
Tangible assets, net of liabilities	40,046	72,766	(3,861)

Net tangible and intangible assets	$100,733	$143,472	$53,403

Operating segment assets exclude corporate assets, such as cash, short-term and long-term investments, and taxes payable. Proofing software goodwill of $6.3 million previously reported in the APPS operating segment for the year ended December 31, 2009 has been revised to conform to the December 31, 2010 presentation, reflecting the reclassification of proofing software from the APPS to the Fiery operating segment. Total goodwill for the years ended December 31, 2011 and 2010 has not changed.

Information about Geographic Areas

Our revenue originates in the U.S., The Netherlands, Germany, Japan, the U.K., Australia, and New Zealand. We report revenue by geographic area based on ship-to destinations. Shipments to some of our significant printer manufacturer/distributor customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain.

Our revenue by sales origin for the years ended December 31, 2011, 2010, and 2009 was as follows (in thousands):

	For the years ended December 31,
	2011	2010	2009
Americas	$345,303	$293,747	$229,294
EMEA	178,471	149,488	122,696
Asia Pacific	67,782	60,772	49,118
Japan	35,655	41,853	35,041
ROW	32,127	18,919	14,077

Total Revenue	$591,556	$504,007	$401,108

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our long-lived assets located outside the Americas consist primarily of property and equipment, net, of $30.1 million. Of this amount, $27.2 million resides in the Americas, $2.1 million is in India, and the remainder is primarily in EMEA.

Major Customers

Xerox and Ricoh each provided more than 10% of our revenue individually and together accounted for 26% of our revenue for the year ended December 31, 2011. Xerox and Canon each contributed over 10% of our revenue and together accounted for approximately 27% and 26% of our revenue for the years ended December 31, 2010 and 2009, respectively.

One customer, Xerox, had an accounts receivable balance greater than 10% of our net consolidated accounts receivable balance at December 31, 2011 and 2010, accounting for 21% and 15%, respectively.

Note 16: Subsequent Event

On January 10, 2012, we acquired privately held Cretaprint for approximately $31 million in cash, plus an additional future cash earn out of approximately $21 million contingent on achieving certain performance targets. Cretaprint is a leading developer and supplier of inkjet printers for ceramic tiles. This acquisition allows us to offer tile imaging as a component of our Inkjet operating segment.

SUPPLEMENTARY DATA

Unaudited Quarterly Consolidated Financial Information

The following table presents our operating results for each of the quarters in the years ended December 31, 2011 and 2010. The information for each of these quarters is unaudited, but has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included that are required to state fairly our unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing in this Annual Report on Form 10-K. These operating results are not necessarily indicative of the results for any future period.

	2011(1)
(in thousands except per share data)	Q1	Q2	Q3	Q4
Revenue	$140,053	$141,162	$147,284	$163,057
Gross profit	78,711	78,577	82,778	90,917
Income from operations	5,068	3,368	6,158	12,739
Net income	6,249	3,615	6,124	11,477
Net income per basic common share	$0.13	$0.08	$0.13	$0.25
Net income per diluted common share	$0.13	$0.07	$0.13	$0.25
Gain on sale of minority investment in a privately held company	$—	$—	$2,866	$—

	2010(2)
(in thousands except per share data)	Q1	Q2	Q3	Q4
Revenue	$110,830	$119,117	$129,049	$145,011
Gross profit	58,771	60,963	69,993	77,958
Income (loss) from operations	(7,377)	(2,827)	1,835	8,093
Net income (loss)	(11,378)	(2,542)	13,357	8,050
Net income (loss) per basic common share	$(0.25)	$(0.06)	$0.29	$0.17
Net income (loss) per diluted common share	$(0.25)	$(0.06)	$0.29	$0.17

(1)

Effective in the first quarter of 2011, we changed our accounting for certain employee benefit costs by expensing them ratably over the year to which they relate in accordance with ASC 270, Interim Reporting. Previously, certain employee benefit costs were expensed in the quarter in which they became payable. We believe this is a preferable change in accounting principle because it treats these costs similarly to other employment related costs such as stock-based compensation and annual discretionary bonuses and results in the ratable allocation of certain employee benefit costs to each interim period that is expected to benefit from employees’ service. The effect of this change on our interim operating results was to reduce expenses for certain deferred employee benefit costs by $1.4 million for the three months ended March 31, 2011, immaterial for the three months ended June 30, 2011, and to increase expenses for certain deferred employee benefit costs by $0.7 million for the three months ended September 30 and December 31, 2011. The impact on quarterly results for the year ended December 31, 2010 was not material.

(2)

During the fourth quarter of 2010, we determined that we had not reversed stock-based compensation expense related to certain employees terminated earlier in the year. When the recipient of an equity award leaves the Company, stock-based compensation expense should be reversed in the period of termination. The net effect of this fourth quarter adjustment was immaterial for the three months ended March 31, 2010, over-statement of pre-tax loss of $0.3 million for the three months ended June 30, 2010, under-statement of pre-tax income of $0.1 million for the three months ended September 30, 2010, and over-statement of pre-tax income of $0.4 million for the three months ended December 31, 2010. Pre-tax income was not impacted for the year ended December 31, 2010. This adjustment is not considered material to the financial information taken as a whole for any of the periods presented.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, is engaged in a comprehensive effort to review, evaluate, and improve our controls; however, management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2011.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

We have excluded Streamline, Entrac, Prism, and Alphagraph from our assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by us during fiscal year 2011. Streamline, Entrac, Prism, and Alphagraph are wholly owned subsidiaries whose total assets and total revenue represent 6.9% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”). Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2012 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement. Information regarding the Audit Committee of our Board of Directors and information regarding an Audit Committee financial expert is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2012 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2012 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our Board of Directors is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2012 Proxy Statement.

Item 11: Executive Compensation

The information required by this item is incorporated by reference from the information contained under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in our 2012 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth below, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2012 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011 concerning securities that are authorized under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by Stockholders	4,956,171	(1)	$14.67	(2)	3,561,762	(3)
Equity compensation plans not approved by Stockholders	—		—		—

Total	4,956,171		$14.67		3,561,762

(1)	Includes options outstanding as of December 31, 2011, representing 3,222 shares with an average exercise price of $27.39 per share, that were assumed in connection with business combinations.
(2)	Calculated without taking into account 2,502,936 shares of RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.
(3)	Includes 2,012,534 shares available under the 2009 Plan and 1,549,228 shares available under the ESPP.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions, and Director Independence” in our 2012 Proxy Statement.

Item 14: Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2012 Proxy Statement.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

(1)	Index to Financial Statements

The Financial Statements required by this item are submitted in Item 8 of this Annual Report on Form 10-K as follows:

(2)	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	156

(All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto in Item 8 of this Annual Report on Form 10-K.)

(3)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (1)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (2)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (3)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (4)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (5)

2.6+	Amended and Restated Equity Purchase Agreement dated October 31, 2006 among the Company, Electronics for Imaging, International, Jetrion, LLC and Flint Group North America Corporation (6)

3.1	Amended and Restated Certificate of Incorporation (7)

3.2	Amended and Restated By-Laws of Electronics For Imaging, Inc., (as amended August 12, 2009) (8)

Exhibit No.	Description

4.2	Specimen Common Stock Certificate of the Company (9)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (10)

10.2	Electronics For Imaging, Inc. 1999 Equity Incentive Plan as amended (11)

10.3	Amended and Restated 2000 Employee Stock Purchase Plan (12)

10.4	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (13)

10.5	Printcafe Software, Inc. 2000 Stock Incentive Plan (14)

10.6	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (14)

10.7	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (14)

10.8	T/R Systems, Inc. 1999 Stock Option Plan (15)

10.9	Electronics For Imaging, Inc. 2004 Equity Incentive Plan (16)

10.10	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan (17)

10.11	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (18)

10.12	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (18)

10.13	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (18)

10.14	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (19)

10.15	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Grant Agreement (19)

10.16	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Grant Agreement (19)

10.17	Form of Indemnification Agreement (9)

10.18	Form of Indemnity Agreement (20)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (21)

10.20+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (22)

10.21+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (23)

10.22	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company (24)

10.23	Employment Agreement effective August 1, 2006, by and between Fred Rosenzweig and the Company (24)

Exhibit No.	Description

10.24+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (25)

10.25	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 23, 2008 by and between the Company and Gilead Sciences, Inc., as amended (26)

10.26	Offer Letter to Vincent Pilette, dated December 29, 2010 (27)

10.27	Executive Employment Agreement to Vincent Pilette, dated December 29, 2010 (27)

10.28	EFI 2012 Section 16 Officer -- Executive Performance Bonus Program (28)

10.29	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan (29)

10.30	Retirement and Transition Agreement dated July 20, 2011, by and between Electronics For Imaging, Inc. and Fred Rosenzweig (30)

10.31	First Amendment to Retirement and Transition Agreement dated January 11, 2012, by and between Electronics For Imaging, Inc. and Fred Rosenzweig

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	The Company has received confidential treatment with respect to portions of these documents
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
(1)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.
(2)	Filed as exhibit (d) (5) to the Company’s Schedule TO/A No. 3 on October 20, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(4)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 3, 2006 (File No. 000-18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(12)	Filed as Appendix A to the Company’s Proxy Statement filed on May 21, 2009 (File No. 000-18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(14)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(15)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.
(17)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 000-18805) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on December 20, 2007 and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 000-18805) and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-18805) and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 7, 2006 (File No. 000-18805) and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-18805) and incorporated herein by reference.
(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2011 (File No. 000-18805) and incorporated herein by reference.
(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 10, 2012 (File No. 000-18805) and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 20, 2011 (File No. 000-18805) and incorporated herein by reference.
(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2011 (File No. 000-18805) and incorporated herein by reference.

(b) List of Exhibits

See Item 15 (a).

(c) Consolidated Financial Statement Schedule II for the years ended December 31, 2011, 2010, and 2009.

ELECTRONICS FOR IMAGING, INC.

Schedule II

Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Charged to revenue and expenses	Charged to (from) other accounts		Deductions	Balance at end of period
Year Ended December 31, 2011
Allowance for bad debts and sales-related allowances	$13,167	$2,010	$346	(1)	$(3,492)	$12,031
Year Ended December 31, 2010
Allowance for bad debts and sales-related allowances	$13,050	$2,525	$163	(2)	$(2,571)	$13,167
Year Ended December 31, 2009
Allowance for bad debts and sales-related allowances	$8,452	$7,703	$—		$(3,105)	$13,050

(1)	Adjustment due to acquired bad debt allowance: Streamline
(2)	Adjustment due to acquired bad debt allowance: Radius

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

February 17, 2012	By:	/S/ GUY GECHT
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

Signature	Title	Date

/S/ GUY GECHT Guy Gecht	Chief Executive Officer, Director (Principal Executive Officer)	February 17, 2012

/S/ VINCENT PILETTE Vincent Pilette	Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2012

/S/ ERIC BROWN Eric Brown	Director	February 17, 2012

/S/ GILL COGAN Gill Cogan	Director	February 17, 2012

/S/ THOMAS GEORGENS Thomas Georgens	Director	February 17, 2012

/S/ RICHARD A. KASHNOW Richard A. Kashnow	Director	February 17, 2012

/S/ DAN MAYDAN Dan Maydan	Director	February 17, 2012

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (1)

2.2	Amendment No. 1, dated as of October 19, 2000, to the Agreement and Plan of Merger, dated as of August 30, 2000, by and among the Company, Vancouver Acquisition Corp. and Splash Technology Holdings, Inc. (2)

2.3	Agreement and Plan of Merger and Reorganization, dated as of July 14, 1999, among the Company, Redwood Acquisition Corp. and Management Graphics, Inc. (3)

2.4	Agreement and Plan of Merger, dated as of February 26, 2003 by and among the Company, Strategic Value Engineering, Inc. and Printcafe Software, Inc. (4)

2.5	Merger Agreement, dated as of April 14, 2005 by and among the Company, VUTEk, Inc. and EFI Merger Sub, Inc. (5)

2.6+	Amended and Restated Equity Purchase Agreement dated October 31, 2006 among the Company, Electronics for Imaging, International, Jetrion, LLC and Flint Group North America Corporation (6)

3.1	Amended and Restated Certificate of Incorporation (7)

3.2	Amended and Restated By-Laws of Electronics For Imaging, Inc., (as amended August 12, 2009) (8)

4.2	Specimen Common Stock Certificate of the Company (9)

10.1+	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (10)

10.2	Electronics For Imaging, Inc. 1999 Equity Incentive Plan as amended (11)

10.3	Amended and Restated 2000 Employee Stock Purchase Plan (12)

10.4	Splash Technology Holdings, Inc. 1996 Stock Option Plan as amended to date (13)

10.5	Printcafe Software, Inc. 2000 Stock Incentive Plan (14)

10.6	Printcafe Software, Inc. 2002 Key Executive Stock Incentive Plan (14)

10.7	Printcafe Software, Inc. 2002 Employee Stock Incentive Plan (14)

10.8	T/R Systems, Inc. 1999 Stock Option Plan (15)

10.9	Electronics For Imaging, Inc. 2004 Equity Incentive Plan (16)

10.10	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan (17)

10.11	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (18)

10.12	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (18)

10.13	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (18)

10.14	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (19)

10.15	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Grant Agreement (19)

Exhibit No.	Description

10.16	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Grant Agreement (19)

10.17	Form of Indemnification Agreement (9)

10.18	Form of Indemnity Agreement (20)

10.19	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale (21)

10.20+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (22)

10.21+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (23)

10.22	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company (24)

10.23	Employment Agreement effective August 1, 2006, by and between Fred Rosenzweig and the Company (24)

10.24+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (25)

10.25	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 23, 2008 by and between the Company and Gilead Sciences, Inc., as amended (26)

10.26	Offer Letter to Vincent Pilette, dated December 29, 2010 (27)

10.27	Executive Employment Agreement to Vincent Pilette, dated December 29, 2010 (27)

10.28	EFI 2012 Section 16 Officer -- Executive Performance Bonus Program (28)

10.29	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan (29)

10.30	Retirement and Transition Agreement dated July 20, 2011, by and between Electronics For Imaging, Inc. and Fred Rosenzweig (30)

10.31	First Amendment to Retirement and Transition Agreement dated January 11, 2012, by and between Electronics For Imaging, Inc. and Fred Rosenzweig

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	The Company has received confidential treatment with respect to portions of these documents
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
(1)	Filed as exhibit (d) (1) to the Company’s Schedule TO-T on September 14, 2000 and incorporated herein by reference.
(2)	Filed as exhibit (d) (5) to the Company’s Schedule TO/A No. 3 on October 20, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Report of Unscheduled Events on Form 8-K on September 8, 1999 (File No. 000-18805) and incorporated herein by reference.
(4)	Filed as exhibit 10 to Amendment No. 2 to the Schedule 13D filed on February 26, 2003 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 18, 2005 (File No. 000-18805) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 3, 2006 (File No. 000-18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 24, 2003 and incorporated herein by reference.
(12)	Filed as Appendix A to the Company’s Proxy Statement filed on May 21, 2009 (File No. 000-18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-18805) and incorporated herein by reference.
(14)	Filed as an exhibit to Printcafe Software, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(15)	Filed as an exhibit to T/R Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-82646) and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on June 16, 2004 and incorporated herein by reference.
(17)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 000-18805) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on December 20, 2007 and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 000-18805) and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-18805) and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 7, 2006 (File No. 000-18805) and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-18805) and incorporated herein by reference.
(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2011 (File No. 000-18805) and incorporated herein by reference.
(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 10, 2012 (File No. 000-18805) and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 20, 2011 (File No. 000-18805) and incorporated herein by reference.
(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2011 (File No. 000-18805) and incorporated herein by reference.