Form 10-Q
period 2012-03-31
ELECTRONICS FOR IMAGING INC
filed 2012-05-02
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of Common Stock outstanding as of April 25, 2012 was 46,413,793.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$113,668	$120,058
Short-term investments, available for sale	89,762	99,100
Accounts receivable, net of allowances of $10.9 and $12.0 million, respectively	119,516	91,923
Inventories	56,494	44,788
Other current assets	34,898	20,792

Total current assets	414,338	376,661
Property and equipment, net	30,610	30,096
Restricted investments	56,850	56,850
Goodwill	188,927	164,323
Intangible assets, net	74,441	55,992
Deferred tax assets	51,433	53,675
Other assets	2,299	2,137

Total assets	$818,898	$739,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,259	$46,965
Accrued and other liabilities	72,222	56,236
Deferred revenue	39,816	26,053
Income taxes payable	4,414	2,583

Total current liabilities	175,711	131,837
Noncurrent contingent and other liabilities	12,503	3,427
Deferred tax liabilities	11,416	4,090
Noncurrent income taxes payable	37,702	35,597

Total liabilities	237,332	174,951

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 77,386 and 76,565 shares issued and outstanding, respectively	774	766
Additional paid-in capital	736,680	725,801
Treasury stock, at cost, 31,064 and 30,964 shares, respectively	(536,080)	(534,400)
Accumulated other comprehensive income	2,789	1,447
Retained earnings	377,403	371,169

Total stockholders’ equity	581,566	564,783

Total liabilities and stockholders’ equity	$818,898	$739,734

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	$000,000	$000,000
	Three months ended March 31,
(in thousands, except per share amounts)	2012	2011
Revenue	$160,056	$140,053

Cost of revenue (1)	72,389	61,342

Gross profit	87,667	78,711
Operating expenses:
Research and development (1)	30,899	27,471
Sales and marketing (1)	30,917	28,248
General and administrative (1)	12,902	13,157
Restructuring and other (Note 11)	1,084	1,347
Amortization of identified intangibles	4,184	3,420

Total operating expenses	79,986	73,643

Income from operations	7,681	5,068
Interest and other income, net	570	2,396

Income before income taxes	8,251	7,464
Provision for income taxes	(2,017)	(1,215)

Net income	$6,234	$6,249

Net income per basic common share	$0.14	$0.13

Net income per diluted common share	$0.13	$0.13

Shares used in basic per-share calculation	46,034	46,686

Shares used in diluted per-share calculation	47,359	48,445

(1)	Includes stock-based compensation expense as follows:

	$000,000	$000,000
	2012	2011
Cost of revenue	$298	$236
Research and development	1,563	877
Sales and marketing	756	885
General and administrative	2,049	3,173

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended March 31,
	2012	2011
Net income	$6,234	$6,249

Net unrealized investment gains (losses):
Unrealized holding gains (losses), net of tax provision of $0.1 million and $0 in 2012 and 2011, respectively	176	(3)
Reclassification adjustment for losses included in net income, net of no tax benefit in 2012 and 2011	(49)	(58)

Net unrealized investment gains (losses)	127	(61)
Currency translation adjustments, net of tax provision of $0.5 million and $0 in 2012 and 2011, respectively	1,200	(216)
Other	15	18

Other comprehensive income	$7,576	$5,990

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$6,234	$6,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,139	5,397
Deferred taxes	602	36
Provisions for (releases of) bad debt and sales-related allowances	201	(381)
Tax benefit from employee stock plans	127	214
Excess tax benefit from stock-based compensation	(385)	(614)
Provisions for (releases of) inventory obsolescence allowances	(35)	3,261
Stock-based compensation	4,666	5,171
Other non-cash charges and credits	2,231	272
Changes in operating assets and liabilities	(9,814)	(8,481)

Net cash provided by operating activities	9,966	11,124

Cash flows from investing activities:
Purchases of short-term investments	(20,415)	(32,287)
Proceeds from sales and maturities of short-term investments	29,298	33,936
Purchases, net of proceeds from sales, of property and equipment	(1,307)	(2,655)
Businesses purchased, net of cash acquired	(29,106)	(11,044)
Proceeds from notes receivable of acquired businesses	5,216	713

Net cash used for investing activities	(16,314)	(11,337)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,094	3,337
Purchases of treasury stock and net settlement of restricted stock	(1,680)	(6,057)
Repayment of acquired business debt	(5,547)	(210)
Excess tax benefit from stock-based compensation	385	614

Net cash used for financing activities	(748)	(2,316)

Effect of foreign exchange rate changes on cash and cash equivalents	706	105

Decrease in cash and cash equivalents	(6,390)	(2,424)
Cash and cash equivalents at beginning of year	120,058	126,363

Cash and cash equivalents at end of quarter	$113,668	$123,939

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies, consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair presentation of our financial position, operating results, comprehensive income, and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of results for the entire year.

Restricted Cash

We are required to maintain restricted cash of $0.9 million as of March 31, 2012 related to customer agreements that were obtained with the alphagraph team GmbH (“Alphagraph”) and the Cretaprint S.L. (“Cretaprint”) acquisitions. The current portion of $0.3 million represents the portion of the restriction that will be released within twelve months and is included in other current assets. The noncurrent portion of $0.6 million is included in other assets.

Recent Accounting Pronouncements

Fair Value Measurements. As a basis for considering market participant assumptions in fair value measurements, Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, establishes a three-tier fair value hierarchy as more fully defined in Note 5, Investments and Fair Value Measurements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Effective in the first quarter of 2012, the primary provisions of ASU 2011-04 impacting us are the adoption of uniform terminology within U.S. GAAP and IFRS to reference fair value concepts, measuring the fair value of an equity instrument used as consideration in a business combination, and the following additional disclosures concerning fair value measurements classified as Level 3 within the fair value hierarchy:

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

Other Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Effective this quarter, we have opted to present total comprehensive income, the components of net income, and the components of other comprehensive income in two separate, but consecutive, statements. Under ASU 2011-05, we also have the option to present this information in a single continuous statement of comprehensive income. We previously presented the components of other comprehensive income in the footnotes to our interim and annual financial statements and as a component of our statement of stockholders’ equity in our annual financial statements.

Goodwill Impairment Assessment. In September 2011, the FASB issued new accounting guidance that simplifies the analysis of goodwill impairment. The new guidance allows a qualitative assessment to be performed to determine whether further impairment testing is necessary. We will adopt this accounting standard upon its effective date for the year ended December 31, 2012 and are currently evaluating the impact on our financial condition and results of operations.

2. Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding non-vested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from non-vested shares of restricted stock having a dilutive effect, from shares to be purchased under our Employee Stock Purchase Plan (“ESPP”) having a dilutive effect, and from non-vested restricted stock for which the performance criteria have been met. Any potential shares that are anti-dilutive as defined in ASC 260, Earnings Per Share, are excluded from the effect of dilutive securities.

ASC 260-10-45-48 requires that performance-based and market-based restricted stock that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date. Accordingly, performance-based restricted stock units (“RSUs”), which vested on February 9, 2012 and March 2, 2011 based on achievement of specified performance criteria related to 2011 and 2010 revenue and non-GAAP operating income targets; performance-based restricted stock awards (“RSAs”), which vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan; and market-based RSUs, which vested on January 3 and 10, 2011 based on achievement of specified stock prices for a defined period; are included in the determination of net income per diluted common share as of the beginning of the period.

Basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 are reconciled as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Basic net income per share:
Net income available to common shareholders	$6,234	$6,249

Weighted average common shares outstanding	46,034	46,686
Basic net income per share	$0.14	$0.13

Dilutive net income per share:
Net income available to common shareholders	$6,234	$6,249

Weighted average common shares outstanding	46,034	46,686
Dilutive stock options and non-vested restricted stock	1,325	1,759

Weighted average common shares outstanding for purposes of computing diluted net income per share	47,359	48,445

Dilutive net income income per share	$0.13	$0.13

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect, excluding any performance-based or market-based stock options and RSUs for which the performance criteria were not met, of 1.0 and 1.5 million shares for the three months ended March 31, 2012 and 2011, respectively.

3. Acquisition of Cretaprint

On January 10, 2012, we acquired privately held Cretaprint, headquartered in Castellon, Spain, for cash consideration of approximately $28.8 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Cretaprint is a leading developer and supplier of inkjet printers for ceramic tiles. This acquisition allows us to offer tile imaging as a product offering within our Industrial Inkjet operating segment.

The Cretaprint acquisition was accounted for as a purchase business combination. In accordance with ASC 805, Business Combinations, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date based on the valuation performed by management with the assistance of a third party. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to enter the tile imaging market, the opportunity to cross-sell Cretaprint products to existing customers, the opportunity to sell PrintSmith, Pace, Monarch, and Radius products to Cretaprint customers, and the positive reputation of Cretaprint in the market.

The fair value of the earnout was valued at $18.3 million on January 10, 2012, by applying the income approach in accordance with ASC 805-30-25-5. Acquisition-related executive deferred compensation cost of $1.8 million, which is dependent on the continuing employment of a former shareholder, has been applied against the earnout. Key assumptions include a discount rate of 5.0% and a probability-adjusted level of Cretaprint revenue and gross profit. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as a Level 3 inputs. This contingent liability has been reflected in the Condensed Consolidated Balance Sheet as of March 31, 2012, as a current liability of $8.4 million and a noncurrent liability of $8.1 million. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expenses.

We engaged a third party valuation firm to aid management in its analyses of the fair value of Cretaprint. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the fair value analysis and related valuation represents the conclusions of management and not the conclusions or statements of any third party. The purchase price allocation is preliminary and subject to change within the measurement period as valuations are finalized. We expect to continue to obtain information during the measurement period to assist us in finalizing the fair value of the net assets acquired on January 10, 2012. Measurement period adjustments determined to be material will be applied retrospectively to January 10, 2012, in our condensed consolidated financial statements and, depending on the nature of the adjustments, our operating results subsequent to the acquisition period could be affected.

Valuation Methodology

Intangible assets acquired consist of customer relationships, existing technology, trade name, and backlog. Each valuation methodology assumes a discount rate between 13% and 16%.

Customer relationships and backlog were valued using the excess earnings method, which is an income approach. The value of customer relationships lies in the generation of a consistent and predictable revenue source and the avoidance of the costs associated with developing the relationships. Customer relationships were valued by estimating the revenue attributable to existing customer relationships, probability-weighted in each forecast year to reflect the uncertainty of maintaining existing relationships based on historical attrition rates.

The backlog represents unfulfilled customer purchase orders at the acquisition date that will provide a relatively secure revenue stream, subject only to potential customer cancellation. The backlog is expected to be fulfilled within one year.

Existing technology was valued using the relief from royalty method based on royalty rates for similar technologies. The value of existing technology is derived from consistent and predictable revenue, including the opportunity to cross-sell Cretaprint products to existing customers, and the avoidance of the costs associated with developing the technology. Revenue related to existing technology was adjusted in each forecast year to reflect the evolution of the technology and the cost of sustaining research and development required to maintain the technology.

The Cretaprint trade name was valued using the relief from royalty method with royalty rates based on various factors including an analysis of market data, comparable trade name agreements, and consideration of historical advertising dollars spent supporting the trade name.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to each of these acquisitions is summarized as follows:

	Weighted average useful life	Purchase Price Allocation
Customer relationships	5 years	$8,000
Existing technology	3 years	7,070
Trade name	6 years	4,970
Backlog	1 year	1,290
Goodwill		22,580

		43,910
Net tangible assets		3,292

Total purchase price		$47,202

Pro forma results of operations for the Cretaprint acquisition have not been presented because they are not material to our consolidated results of operations. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes. Cretaprint generates revenue and incurs operating expenses in Euros; accordingly, we have adopted the Euro as the functional currency.

4. Balance Sheet Details

Inventories

Inventories, net of allowances, as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$31,572	$19,703
Work in process	5,154	3,547
Finished goods	19,768	21,538

	$56,494	$44,788

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers of $4.9 and $2.1 million at March 31, 2012 and December 31, 2011, respectively, is included in other current assets in our Condensed Consolidated Balance Sheets.

Financing Receivables

Our financing receivables consist of $0.8 and $0.6 million of trade receivables having a contractual maturity in excess of one year at March 31, 2012 and December 31, 2011, respectively. We do not expect to enter into receivables with similar terms in the future.

Product Warranty Reserves

Product warranty reserve activities for the three months ended March 31, 2012 and 2011 (in thousands) are as follows:

	2012	2011
Balance at January 1,	$8,877	$9,232
Accrued warranty assumed upon acquisition of Cretaprint	1,386	—
Provisions, net of releases	3,164	2,705
Settlements	(3,009)	(2,832)

Balance at March 31,	$10,418	$9,105

Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	March 31, 2012	December 31, 2011
Net unrealized investment gains	$213	$86
Currency translation gains	2,636	1,436
Other	(60)	(75)

Accumulated other comprehensive income	$2,789	$1,447

5. Investments and Fair Value Measurements

We invest our excess cash in deposits with major banks in money market securities, U.S. government and sponsored entity, foreign government, corporate debt securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in the Condensed Consolidated Balance Sheets.

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Typically, the cost of these investments has approximated fair value. Marketable investments with a maturity greater than three months are classified as available-for-sale short-term investments. Available-for-sale securities are stated at fair market value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (“OCI”), adjusted for deferred income taxes. The credit portion of any other-than-temporary impairment is included in net income. Realized gains and losses on sales of financial instruments are recognized upon sale of the investments using the specific identification method.

Our available-for-sale short-term investments as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2012
U.S. Government securities and sponsored entities	$17,713	$67	$(1)	$17,779
Foreign Government securities	2,004	—	(2)	2,002
Corporate debt securities	56,489	281	(22)	56,748
Mortgage-backed securities – residential	13,206	56	(29)	13,233

Total short-term investments	$89,412	$404	$(54)	$89,762

December 31, 2011
U.S. Government securities and sponsored entities	$21,366	$85	$(10)	$21,441
Foreign Government securities	3,782	—	(4)	$3,778
Corporate debt securities	62,218	182	(117)	62,283
Mortgage-backed securities – residential	11,592	48	(42)	11,598

Total short-term investments	$98,958	$315	$(173)	$99,100

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
U.S. Government securities and sponsored entities	$440	$(1)	$—	$—	$440	$(1)
Foreign government securities	2,002	(2)	—	—	2,002	(2)
Corporate debt securities	10,656	(11)	1,003	(11)	11,659	(22)
Mortgage-backed securities – residential	3,837	(29)	—	—	3,837	(29)

Total	$16,935	$(43)	$1,003	$(11)	$17,938	$(54)

December 31, 2011
U.S. Government securities and sponsored entities	$3,510	$(10)	$—	$—	$3,510	$(10)
Foreign Government securities	3,778	(4)	—	—	3,778	(4)
Corporate debt securities	16,708	(108)	1,006	(9)	17,714	(117)
Mortgage-backed securities – residential	3,508	(42)	1	—	3,509	(42)

Total	$27,504	$(164)	$1,007	$(9)	$28,511	$(173)

For fixed income securities that have unrealized losses as of March 31, 2012, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, we have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of March 31, 2012 were temporary in nature.

Amortized cost and estimated fair value of investments at March 31, 2012 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$33,398	$33,461
Mature in one to three years	56,014	56,301

Total short-term investments	$89,412	$89,762

For the three months ended March 31, 2012 and 2011, no net realized gains or losses were recognized in interest and other income, net, from sales of investments. As of March 31, 2012 and December 31, 2011, net unrealized gains of $0.4 and $0.1 million, respectively, were included in OCI in the accompanying unaudited Condensed Consolidated Balance Sheets.

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

We obtain the fair value of our Level 2 financial instruments from several third party asset managers, custodian banks, and the accounting service providers. Independently, these service providers use professional pricing services to gather pricing data, which may include quoted market prices for identical or comparable instruments or inputs other than quoted prices that are observable either directly or indirectly. The service providers then analyze their gathered pricing inputs and apply proprietary valuation techniques, including consensus pricing, weighted average pricing, distribution-curve-based algorithms, or pricing models such as discounted cash flow techniques to provide a fair value for each security.

As part of this process, we engaged a pricing service to assist management in its pricing analysis and assessment of other-than-temporary impairment. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party pricing service, the impairment analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

Our investments have been presented in accordance with the fair value hierarchy specified in ASC 820 as of March 31, 2012 and December 31, 2011 in order of liquidity as follows (in thousands):

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2012
Assets:
Money market funds	$10,851	$10,851	$—	$—
U.S. Government securities and sponsored entities	19,779	7,388	12,391	—
Foreign Government securities	2,002	—	2,002	—
Corporate debt securities	71,617	—	71,577	40
Mortgage-backed securities – residential	13,233	—	13,233	—

	$117,482	$18,239	$99,203	$40

Liabilities:
Contingent consideration, current and noncurrent	$26,473	$—	$—	$26,473
Liability for self-insurance	1,860	—	—	1,860

	$28,333	$—	$—	$28,333

December 31, 2011
Assets:
Money market funds	$50,532	$50,532	$—	$—
U.S. Government securities and sponsored entities	21,441	9,194	12,247	—
Foreign Government securities	3,778	—	3,778	—
Corporate debt securities	62,283	—	62,239	44
Mortgage-backed securities – residential	11,598	—	11,598	—

	$149,632	$59,726	$89,862	$44

Liabilities:
Contingent consideration, current and noncurrent	$8,704	$—	$—	$8,704
Liability for self-insurance	1,640	—	—	1,640

	$10,344	$—	$—	$10,344

Money market funds consist of $10.9 and $50.5 million, which have been classified as cash equivalents as of March 31, 2012 and December 31, 2011, respectively. There are no foreign government securities classified as cash equivalents as of March 31, 2012 and December 31, 2011. U.S government and corporate debt securities include $2.0 and $14.9 million, respectively, which have been classified as cash equivalents as of March 31, 2012.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets. Money market mutual funds are actively traded at $1 per share Net Asset Value. There have been no transfers between Level 1 and 2 during the three months ended March 31, 2012 and 2011.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs, which are directly or indirectly observable.

At March 31, 2012 and December 31, 2011, one corporate debt instrument has been classified as Level 3 due to its significantly low level of trading activity.

Investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011 consist of one corporate debt instrument and are reconciled as follows (in thousands):

	Level 3
	2012	2011
Balance at January 1,	$44	$49
Included in interest and other income, net	—	—
Included in OCI	—	8
Purchases, sales, and maturities	(4)	(4)

Balance at March 31,	$40	$53

Impairment charges for the three months ended March 31 included in other income, net, attributable to assets still held as of March 31	$—	$—

Changes in unobservable inputs to the fair value measurement of Level 3 investments measured at fair value on a recurring basis will not result in a significantly higher or lower fair value measurement.

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

Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the three months ended March 31, 2012 and 2011. Accumulated other-than-temporary credit-related impairments charged to retained earnings and other income, net, consists of the following:

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income, Net	TOTAL
Accumulated impairments, net, attributable to assets still held at March 31, 2012	$58	$824	$882

Liabilities for Contingent Consideration

Acquisition-related current and noncurrent liabilities for contingent consideration (i.e., earnouts) are related to the acquisitions of Cretaprint in 2012; Alphagraph, Entrac Technologies, Inc. (“Entrac”), and Streamline Development LLC (“Streamline”) in 2011; and Radius Solutions Incorporated (“Radius”) in 2010. The fair value of these earnouts is estimated to be $26.5 and $8.7 million as of March 31, 2012 and December 31, 2011, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.9% and 6.3%, achievement of acquisition-related executive deferred compensation cost, and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Acquisition-related executive deferred compensation cost of $1.8 million, which is dependent on the continuing employment of a former shareholder, has been applied against the earnout. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of March 31, 2012, as a current liability of $14.7 million and a noncurrent liability of $11.8 million.

The 2011 Radius earnout performance target was achieved. Consequently, the fair value of the Radius earnout increased by $1.5 million as of December 31, 2011. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Fair value of contingent consideration at January 1, 2011	$2,744
Fair value of Streamline contingent consideration at February 16, 2011	1,320
Fair value of Entrac contingent consideration at July 25, 2011	2,730
Fair value of Alphagraph contingent consideration at December 6, 2011	2,588
Changes in valuation	1,538
Less: Radius payment	(2,125)
Foreign currency adjustment	(91)

Fair value of contingent consideration at December 31, 2011	$8,704

Fair value of Cretaprint contingent consideration at January 10, 2012	$16,445
Changes in valuation	315
Deferred compensation cost dependent on future employment	227
Foreign currency adjustment	782

Fair value of contingent consideration at March 31, 2012	$26,473

ASU 2011-04 requires a narrative description of the sensitivity of recurring fair value measurements to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value measurement. Since the primary inputs to the fair value measurement of the contingent consideration liability are the discount rate and probability-adjusted revenue, we reviewed the sensitivity of the fair value measurement to changes in these inputs. Probability-adjusted gross profit was not considered in the sensitivity analysis as its impact on the fair value measurement is conditional on achievement of the revenue performance targets and has a much less significant percentage impact on the overall potential earnout payment.

We assessed the probability of achieving the revenue and gross profit performance targets at 100% for all acquisitions as of March 31, 2012 as the performance targets have been set at levels we believe will be achieved. Achievement of probability-adjusted revenue of 95% would result in a decrease in an earnout liability of approximately $1.4 million resulting in a decrease in general and administrative expense. Likewise, a change in the discount rate of one percentage point results in either an increase or decrease in the fair value of contingent consideration of approximately $0.4 million.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125,000 per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.9 and $1.6 million as of March 31, 2012 and December 31, 2011, respectively, which are not discounted, based upon an examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual at March 31, 2012 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred, which are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

Fair value of self-insurance liability at January 1, 2011	$—
Additions to reserve	11,840
Employee contributions	2,710
Less: insurance claims and administrative fees paid	(12,910)

Fair value of self-insurance liability at December 31, 2011	$1,640

Additions to reserve	2,960
Employee contributions	683
Less: insurance claims and administrative fees paid	(3,423)

Fair value of self-insurance liability at March 31, 2012	$1,860

While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted. ASU 2011-04 requires a narrative description of the sensitivity of recurring fair value measurements to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value measurement. Since the primary inputs to the fair value measurement of the self-insurance liability are the historical claims costs incurred, we reviewed the sensitivity of the fair value measurement to changes in medical cost assumptions and the severity of claims experienced by employees. A change in the severity of claims experienced or medical cost inflation of 10% results in either an increase or decrease in the fair value of the self-insurance liability of approximately $0.2 million.

Fair Value of Derivative Instruments

We have adopted the provisions of ASC 820 regarding nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a nonrecurring basis. The adoption of these provisions did not materially impact our financial position or results of operations.

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The fair value of our derivative assets and liabilities having notional amounts of $2.8 and $3.5 million as of March 31, 2012 and December 31, 2011, respectively, was not material.

6. Short-term Borrowings

Short -term borrowings of $6.9 million were assumed in the acquisition of Cretaprint on January 10, 2012. We repaid $5.5 million of these borrowings during the three months ended March 31, 2012 resulting in the following short-term borrowing remaining outstanding at March 31, 2012 (in thousands, except for weighted average interest rates):

	March 31, 2012		January 10, 2012
Description	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding
Notes payable to banks	106	5.0%	$2,085
Lines of credit	1,311	4.5%	4,790

	$1,417		$6,875

Cretaprint had 5.9 million Euros (or approximately $7.8 million) of lines of credit available at March 31, 2012.

7. Income taxes

Our tax provision before discrete charges and benefits is reconciled to our recorded tax provision for the three months ended March 31, 2012 and 2011 as follows (in millions):

	Three months ended March 31,
	2012	2011
Provision for income taxes before discrete items	$2.5	$2.1
Interest related to unrecognized tax benefits	0.1	0.1
Benefit related to restructuring and other expenses	(0.3)	(0.5)
Benefit related to acquisition expenses	—	(0.2)
Tax deductions related to ESPP dispositions	(0.3)	(0.3)

Provision for income taxes	$2.0	$1.2

Without the discrete charges and benefits described above, the increase in the tax provision for the three months ended March 31, 2012, compared with the same period in the prior year, is due primarily to the expiration of the federal research and development credit and the increased profitability before income taxes.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2011, lower taxes on permanently re-invested foreign earnings in 2012 and 2011, and the tax effects of stock-based compensation expense in 2012 and 2011 pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes.

As of March 31, 2012 and December 31, 2011, total unrecognized tax benefits were $37.7 and $35.6 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. It is reasonably possible that our unrecognized tax benefits will decrease up to $8.8 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision. At March 31, 2012 and December 31, 2011, we accrued $1.8 and $1.7 million, respectively, for potential payments of interest and penalties.

As of March 31, 2012 and December 31, 2011, we were subject to examination by the Internal Revenue Service for the 2007-2011 tax years, state tax jurisdictions for the 2007-2011 tax years, and the Netherlands tax authority for the 2009-2011 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are liable to make payments to acquired company stockholders based on the achievement of specified performance targets. The fair value of these earnouts is estimated to be $26.5 and $8.7 million as of March 31, 2012 and December 31, 2011, respectively, by applying the income approach in accordance with ASC 805-30-25-5. That measure relies on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Key assumptions include discount rates between 4.9% and 6.3%, achievement of acquisition-related executive deferred compensation cost, and probability-adjusted revenue and gross profit levels. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of March 31, 2012 as a current liability of $14.7 million and a noncurrent liability of $11.8 million. The potential undiscounted amount of all future contingent consideration cash payments that we could be required to make, beyond amounts currently accrued, is $2.0 million as of March 31, 2012.

The 2011 Radius earnout performance target was achieved. Consequently, the fair value of the Radius earnout increased by $1.5 million as of December 31, 2011. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Lease Commitments

As of March 31, 2012, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

Self-Insurance

Beginning in 2011, we are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125,000 per enrollee unless specific exposures are separately insured. We are recognizing our self-insurance expense for interim reporting purposes on a pro rata basis over the year in accordance with ASC 720-20-35-3, Insurance Costs. This approach treats usual recurring self-insurance losses as integral to annual reporting and, therefore, any expected changes in the incurred but not reported liability and related insurance recoverables that are not related to specific events are spread over the entire year.

We have accrued a contingent liability of $1.9 and $1.6 million as of March 31, 2012 and December 31, 2011, respectively, which represents an allocation of the ultimate claims cost that will be incurred through year end. Since we changed the administrator of our self-insurance in 2012, we estimated the undiscounted liability based upon analysis of historical data supplied by the insurance carrier that was previously administering our plan. We will further refine our accrual at year end based upon appropriate actuarial analysis and estimates. The primary estimates used in the development of our accrual at March 31, 2012 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

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

As of March 31, 2012, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

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

In a subsequent decision, the Mannheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst’s appeal of this decision took place on October 26, 2011 in Karlsruhe, Germany. On December 21, 2011, the Higher Regional Court of Karlsruhe upheld the lower court’s decision, invalidating Durst’s utility model right. Durst filed a request for further appeal of this decision in the German Supreme Court, but withdrew that request in April 2012. Thus, the lower court’s decision invalidating the utility model right is final and as such, it is no longer possible to incur a loss in this matter.

Durst v. EFI GmbH and EFI, et al. – Dusseldorf Litigation

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany, alleging infringement of a German patent. We have filed our response to the action, denying infringement and arguing that the patent is not valid. Nevertheless, because this proceeding is in the preliminary stages, we are not in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

N.V. Perfectproof Europe v. BEST GmbH

On December 31, 2001, N.V. Perfectproof Europe (“Perfectproof”) filed a complaint against BEST GmbH, currently Electronics For Imaging, GmbH (“BEST”) in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EUR 0.6 million for such termination and additional damages of EUR 0.3 million, or a total of approximately $1.1 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and challenged its jurisdiction over the claim. Perfectproof appealed the judgment, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and sent the case back to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case and that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement and as such, was subject to reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an expert to review accounting and other records of the parties and address certain questions relevant in assessing the amount of total damages that Perfectproof claimed it suffered. We received the expert’s preliminary report on July 14, 2011 and filed, on August 16, 2011, a response to the expert’s report. On October 19, 2011, the expert issued the final report in which the expert’s analysis of itemized damages are, in the aggregate, significantly less than the amount of damages claimed by Perfectproof.

Although we do not believe that Perfectproof’s claims are founded and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected by the court’s decision regarding the assessment of damages. Upon filing the final report with the court, the court may approve the report and pronounce the final amount of damages to be paid by us, or require additional analysis, or consider further challenges to the final damages determination. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $1.1 million.

KERAjet S.A. (Kerajet) vs. Cretaprint

In conjunction with our acquisition of Cretaprint, which closed on January 10, 2012, we assumed potential liability in a lawsuit related to a patent infringement action brought against Cretaprint by Jose Vicente Tomas Claramonte, the President of Kerajet.

In May 2011, Mr. Claramonte filed an action against Cretaprint in the Commercial Court in Valencia, Spain, alleging, among other things, that certain Cretaprint products infringe a patent held by Mr. Claramonte. In the Cretaprint purchase agreement, the former owners of Cretaprint fully indemnify EFI against this potential liability in the event that Claramonte prevails in any claim, demand, or action against Cretaprint. We accrued the contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date. In addition, we accrued a contingent asset reflecting an indemnification arrangement to recover a portion of the expense from the former shareholders. The net obligation accrued in the opening balance sheet date is 2.5 million Euros (or approximately $3.3 million).

Insurance Litigation Settlement

On September 4, 2008, the Delaware Chancery Court approved the previously disclosed settlement of the shareholder derivative litigation concerning our historical option granting practices. Pursuant to the settlement, we received $5.0 million in insurance proceeds and paid approximately $3.1 million in plaintiffs’ legal fees and costs in October 2008. The settlement also provided for the adoption of certain remedial measures, including the cancellation and repricing of certain stock options, certain payments to be made to the Company, and the adoption of a number of changes to our corporate governance and procedures.

Subsequently, a consolidated action was entered between EFI and its four excess D&O insurers involving a dispute over the proper interpretation of the insurance agreement with respect to the settlement of the derivative actions. EFI sought damages against the excess insurers, alleging that the insurers acted in bad faith and breached the insurance agreements by refusing to contribute financially to the settlement of the derivative action. Pursuant to a settlement executed subsequent to March 31, 2012, EFI will receive an additional $0.3 million in insurance proceeds, net of legal fees and costs.

Other Matters

As of March 31, 2012, we are also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material with respect to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

We classify our revenue, gross profit, assets, and liabilities in accordance with our operating segments as follows:

Industrial Inkjet, which consists of our VUTEk super-wide and Rastek wide format industrial digital inkjet printers, Jetrion label and packaging digital inkjet printers, Cretaprint digital inkjet printers for ceramic tile imaging, and related ink, parts, and service revenue.

We sell VUTEk super-wide format ultra-violet (“UV”) industrial digital inkjet printers and ink to billboard graphics printers, commercial photo labs, large sign shops, graphic screen printers, specialty commercial printers, and digital graphics providers serving the fast-growing out-of-home advertising and industrial specialty print segments by printing point of purchase displays, signage, banners, fleet graphics, building wraps, art exhibits, customized architectural elements, and other large graphic displays. We sell Rastek hybrid and flatbed UV wide format graphics printers to the mid-range industrial digital inkjet printer market. We sell Jetrion label and packaging digital inkjet printing systems, custom high-performance integration solutions, and specialty inks to the converting, packaging, and direct mail industries. We sell Cretaprint digital inkjet tile imaging printers to the ceramic tile industry.

Productivity Software, which we previously referred to as Advanced Professional Print Software, consists of our business process automation software, including Monarch (formerly Hagen), PSI, Logic, PrintSmith, and PrintFlow; Pace, our business process automation software that is available in a cloud-based environment; Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; Radius, our business process automation software for label and packaging printers; PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; Prism, our business process automation software for the printing and packaging industry; and Alphagraph, which includes business process automation solutions for the graphic arts industry.

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

Fiery, which consists of print servers, controllers, and digital front ends (“DFEs”), which transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone print controllers and servers connected to digital copiers and other peripheral devices, (ii) embedded and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our controller solutions such as Fiery Central and MicroPress, (iv) Entrac, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

Our chief operating decision making group evaluates the performance of our operating segments based on net sales and gross profit. Gross profit for each operating segment includes revenue from sales to third parties and related cost of revenue attributable to the operating segment. Cost of revenue for each operating segment excludes certain expenses managed outside the operating segments consisting primarily of stock-based compensation expense. Operating income is not reported by operating segment because operating expenses include significant shared expenses and other costs that are managed outside of the operating segments. Such operating expenses include various corporate expenses such as stock-based compensation expense, corporate sales and marketing, research and development, income taxes, various non-recurring charges, and other separately managed general and administrative expenses.

Summary gross profit information, excluding stock-based compensation expense, for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	XXXXXXX	XXXXXXX
	Three Months Ended March 31,
	2012	2011
Industrial Inkjet
Revenue	$75,092	$51,035
Gross profit	29,486	18,435
Gross profit percentages	39.3%	36.1%
Productivity Software
Revenue	$24,069	$16,654
Gross profit	17,165	11,336
Gross profit percentages	71.3%	68.1%
Fiery
Revenue	$60,895	$72,364
Gross profit	41,314	49,176
Gross profit percentages	67.8%	68.0%

A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	XXXXXXX	XXXXXXX
Segment gross profit	$87,965	$78,947
Stock-based compensation expense	(298)	(236)

Gross profit	$87,667	$78,711

Tangible and intangible assets, net of liabilities, are summarized by operating segment as of March 31, 2012 and December 31, 2011 as follows (in thousands):

	$000,000	$000,000	$000,000
March 31, 2012	Industrial Inkjet	Productivity Software	Fiery
Goodwill	$60,006	$64,333	$64,588
Identified intangible assets, net	48,478	22,276	3,687
Tangible assets, net of liabilities	74,894	(8,971)	29,493

Net tangible and intangible assets	$183,378	$77,638	$97,768

December 31, 2011
Goodwill	$36,508	$63,403	$64,412
Identified intangible assets, net	28,483	23,520	3,989
Tangible assets, net of liabilities	66,841	(2,740)	40,896

Net tangible and intangible assets	$131,832	$84,183	$109,297

Operating segment assets exclude corporate assets, such as cash and cash equivalents, short-term and long-term investments, and taxes payable.

Information about Geographic Areas

Our revenue originates in the U.S., The Netherlands, Germany, Japan, the U.K., Spain, Australia, and New Zealand. We report revenue by geographic area based on ship-to destination. Shipments to some of our significant printer manufacturer/distributor customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain.

Our revenue by ship-to destination for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three months ended March 31,
	2012	2011
Americas	$82,181	$74,192
Europe, Middle East, and Africa (“EMEA”)	55,126	44,538
Asia Pacific (“APAC”)	22,749	21,323
Japan	6,952	11,821
Rest of World (“ROW”)	15,797	9,502

Total revenue	$160,056	$140,053

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our Condensed Consolidated Balance Sheet. As permitted, foreign exchange contracts with notional amounts of $2.8 and $3.5 million and net asset/liability fair values that are immaterial have been designated for hedge accounting treatment at March 31, 2012 and December 31, 2011, respectively. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated sales in Europe, Japan, the U.K., Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., and Australia. We hedge our operating expense exposure in Indian rupees. As of March 31, 2012, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

Foreign currency derivative contracts with notional amounts of $2.8 and $3.5 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statement of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

11. Restructuring and Other

We incurred restructuring and integration charges, which were primarily associated with our Cretaprint acquisition during the three months ended March 31, 2012 and primarily associated with our Streamline acquisition during the three months ended March 31, 2011, which have been expensed in accordance with ASC 805 and ASC 420, Exit or Disposal Cost Obligations. We have also incurred restructuring charges related to facility closures and relocations. These charges relate to one of many cost reduction actions undertaken to lower our quarterly operating expense run rate. The restructuring plans are accounted for in accordance with ASC 420 and ASC 820.

We recorded restructuring and other charges of $1.1 and $1.3 million for the three months ended March 31, 2012 and 2011, respectively, primarily consisting of restructuring, severance, retention, and charges to downsize or relocate our facilities. Restructuring and severance costs of $0.8 and $1.1 million resulted from head count reductions of 28 and 21 for the three months ended March 31, 2012 and 2011, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs. Integration expenses of $0.1 million were incurred during the three months ended March 31, 2012 and 2011 primarily related to the Cretaprint acquisition in 2012 and the Streamline acquisition in 2011. Retention expenses of $0.2 million were accrued during the three months ended March 31, 2012 associated with the Cretaprint acquisition. Facilities reduction costs of $0.2 million were incurred during the three months ended March 31, 2011, primarily related to the Streamline acquisition and facilities relocations.

Restructuring and other reserve activities for the three months ended March 31, 2012 and 2011 are summarized as follows (in thousands):

	2012	2011
Reserve balance at January 1,	$1,870	$1,795
Restructuring charges	656	583
Other charges	428	764
Non-cash retention charge	(227)	—
Cash payments	(1,516)	(786)

Reserve balance at March 31,	$1,211	$2,356

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

Stock-based compensation expense related to stock options, ESPP purchases, RSUs, and RSAs under ASC 718 for the three months ended March 31, 2012 and 2011 is summarized as follows (in thousands):

	Three months ended March 31,
	2012	2011
Employee stock options	$138	$396
Non-vested RSUs and RSAs	3,931	3,990
ESPP	597	785

Total stock-based compensation	4,666	5,171
Tax effect on stock-based compensation	(1,532)	(1,471)

Net effect on net income	$3,134	$3,700

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

No stock options were granted during the three months ended March 31, 2012 and 2011. The estimated per share weighted average fair value of ESPP shares issued and the assumptions used to estimate fair value for the three months ended March 31, 2012 and 2011 are as follows:

	Employee Stock Purchase Plan
	Three months ended March 31,
BSM assumptions and fair value	2012	2011
Weighted average fair value per share	$5.64	$4.77
Expected volatility	38% - 49%	33% - 42%
Risk-free interest rate	0.1% - 0.2%	0.2% - 0.6%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable as of March 31, 2012 and activity for the three months ended March 31, 2012 are summarized below (in thousands, except for weighted average exercise price and contractual term):

	Three months ended March 31, 2012
	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2012	2,453	$14.67
Options granted	—	—
Options forfeited and expired	(147)	14.19
Options exercised	(197)	13.55

Options outstanding at March 31, 2012	2,109	$14.81	$3.13	$4,922

Options vested and expected to vest at March 31, 2012	2,034	$14.90	$3.05	$4,586

Options exercisable at March 31, 2012	1,500	$15.82	$2.28	$2,251

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at March 31, 2012.

Non-vested RSUs as of March 31, 2012 and activity during the three months ended March 31, 2012 are summarized below (shares in thousands):

	Three months ended March 31, 2012
	Shares	Weighted average grant date fair value
Non-vested at January 1, 2012	2,502	$13.60
Restricted stock granted	311	17.16
Restricted stock vested	(350)	16.97
Restricted stock forfeited	(68)	13.86

Non-vested at March 31, 2012	2,395	$13.56

The performance-based RSAs vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan. The unrecognized compensation expense of $0.1 million related to non-vested RSAs was recognized during the quarter ended March 31, 2011.

The grant date fair value of RSUs vested during the three months ended March 31, 2012 was $5.9 million. The aggregate intrinsic value at March 31, 2012 for RSUs expected to vest was $35.6 million and the remaining weighted average vesting period was 1.1 years. Aggregate intrinsic value for RSUs expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of March 31, 2012.

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

Performance-based and Market-based Stock Options and RSUs

RSUs granted during the three months ended March 31, 2012 included 273,734 performance-based RSUs, which vest when specified performance criteria are met based on 2012 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $4.7 million, which is being amortized over their service periods of 1.0 year. The probability of achieving these awards was determined based on a review of the actual results achieved by each business unit during the three months ended March 31, 2012 compared with the 2012 operating plan as well as the overall strength of the business unit within the EFI organization. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the year, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. As of March 31, 2012, 273,734 performance-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2011 included 90,000 market-based RSUs, which vest when our average closing stock price exceeds defined multiples of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. If these multiples are not achieved by January 5, 2018, the awards are forfeited. The grant date fair value is estimated to be $1.1 million and is being amortized over the average derived service period of 3.93 years. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 2.9% and an implied volatility of 40%. On May 10, 2011, 28,000 market-based RSUs vested due to achievement of the threshold multiple of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. As of March 31, 2012, 62,000 market-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2011 included 323,600 performance-based RSUs, which vest when specified performance criteria are met based on 2011 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $5.0 million, which is being amortized over their service periods of 1.0 year. The performance criteria was achieved with respect to approximately 92% of these RSUs as of December 31, 2011. Accordingly, these RSUs vested on February 9, 2012 when the associated service requirements were met.

RSUs granted during the year ended December 31, 2011 included 195,156 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2011 and the second quarter of 2014; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $3.0 million, which is being amortized over their average derived service periods of 3.0 years. The probability of achieving these awards was determined based on a review of the actual results achieved by each business unit during the three months ended March 31, 2012 compared with the 2012 operating plan as well as the overall strength of the business unit within the EFI organization. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the year, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. As of March 31, 2012, 195,156 performance-based RSUs remain outstanding.

RSUs and stock options granted during the year ended December 31, 2009 included 98,000 market-based RSUs and 294,076 market-based stock options. These awards vest when our average closing stock price exceeds defined multiples of the June 18, 2009 or August 28, 2009 closing stock prices for 20 consecutive trading days. If these multiples are not achieved by June 18, 2016 or August 28, 2016, the awards are forfeited. The grant date fair value is estimated to be $0.9 million for the RSUs and $1.7 million for the stock options, which are being amortized over their average derived service periods of 4.35 and 4.88 years, respectively. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and 3.1%, respectively, and an implied volatility of 50%. On January 3 and 10, 2011, an aggregate of 29,335 market-based RSUs vested due to achievement of the threshold multiple of the June 18, 2009 and August 28, 2009 closing stock prices for 20 consecutive trading days. On April 27, 2011, 59,598 of these market-based stock options vested due to achievement of the threshold multiple. As of March 31, 2012, 48,665 market-based RSUs and 131,118 market-based stock options remain outstanding.

Stock options granted during the year ended December 31, 2009 included 32,674 performance-based stock options. These performance-based stock options vest when our annual non-GAAP return on equity exceeds defined thresholds of the 2008 non-GAAP return on equity. Non-GAAP return on equity is defined as non-GAAP net income divided by stockholders’ equity. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain recurring and non-recurring expenses, and the tax effects of these adjustments. If these defined thresholds are not achieved by August 28, 2016, the stock options are forfeited. The grant date fair value is estimated to be $0.1 million, which is being amortized over the average derived service period of 3.71 years. On December 31, 2011, 5,298 of these performance-based stock options vested due to achievement of the initial non-GAAP return on equity growth threshold. The performance-based stock options were valued using the BSM valuation model. As of March 31, 2012, 15,540 performance-based stock options remain outstanding.

13. Common Stock Repurchase Programs

In February 2011, our board of directors authorized a $30 million repurchase of our outstanding common stock. In August 2011, our board of directors authorized an additional $30 million repurchase of our outstanding common stock. Under these publicly announced plans, we have made no purchases during the three months ended March 31, 2012.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs and RSAs. Employees surrendered 0.1 and 0.2 million shares for an aggregate purchase price of $1.7 and $2.9 million to satisfy tax withholding obligations that arose on the vesting of RSUs and RSAs for the three months ended March 31, 2012 and 2011, respectively.

These repurchased shares are recorded as treasury stock and are accounted for under the cost method thereby reducing shares outstanding. None of these repurchased shares of common stock have been cancelled. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

14. Subsequent Events

On April 10, 2012, we acquired privately held Metrics Sistemas de Informação, Serviços e Comércio Ltda. and Metrics Sistemas De Informação e Serviço Ltda. (“Metrics”), which is headquartered in Sao Paolo, Brazil, for approximately $15 million in cash, plus an additional future cash earn out contingent on achieving certain performance targets. Metrics provides business process automation software to medium-sized printing and packaging companies in Latin America.

On April 5, 2012, we acquired certain assets of FX Colors, which is headquartered in Charnay-Les-Macon, France, for approximately $0.4 million in cash. A portion of the consideration is contingent upon the achievement of certain conditions. FX Colors develops and provides technology and software for industrial printing.

Item 2:         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the condensed consolidated financial statements and notes thereto included elsewhere in this Report. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements.

Business Overview

We are a world leader in customer-focused digital printing innovation focused on the transformation of the printing and packaging industries from the use of traditional analog based presses to digital on-demand printing.

Our products include color digital print controllers, industrial super-wide, wide format, label and packaging, and ceramic tile imaging digital inkjet printers that utilize our digital ink, and print production workflow, web-to-print, and business process automation solutions. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our digital industrial inkjet printers and digital UV ink, of which we are the largest world-wide manufacturer. Our product portfolio includes Industrial Inkjet products including VUTEk super-wide and Rastek wide format industrial digital inkjet printers, Jetrion label and packaging digital inkjet printers, Cretaprint digital inkjet printers for ceramic tile imaging, and ink for each of these printers; Productivity Software consisting of print production workflow, web-to-print, and business process automation software, which provides corporate printing solutions, label and packaging solutions, and mailing and fulfillment solutions for the printing industry; and Fiery digital color print servers. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three months ended March 31, 2012 were as follows:

•

Our results for the three months ended March 31, 2012 reflect revenue growth, gross margin improvement, and reduced operating expenses as a percentage of revenue. We completed our acquisition of Cretaprint on January 10, 2012, Alphagraph on December 6, 2011, Prism Group Holdings Limited (“Prism”) on August 2, 2011, Entrac on July 25, 2011, and Streamline on February 16, 2011. Their results are included in our results of operations subsequent to those respective acquisition dates.

•

Our consolidated revenue increased by 14%, or $20.0 million, during the three months ended March 31, 2012 compared with the three months ended March 31, 2011. Industrial Inkjet and Productivity Software revenue increased by $24.1 and $7.4 million, respectively, while Fiery decreased by $11.5 million, during the three months ended March 31, 2012, as compared with the three months ended March 31, 2011.

•

Industrial Inkjet revenue increased by 47% during the three months ended March 31, 2012, compared with the three months ended March 31, 2011. The Industrial Inkjet revenue increase was due to increased sales of super-wide and wide format UV printers, and UV ink as well as the acquisition of Cretaprint, which enabled our entry into the tile imaging market. The UV printer and ink revenue increase resulted from the ongoing migration of analog to digital and solvent to UV. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

•

Productivity Software revenue increased by 45% during the three months ended March 31, 2012, compared with the three months ended March 31, 2011. Productivity Software revenue benefited from our acquisition of Prism, which closed during the third quarter of 2011 and to a lesser extent, our acquisitions of Streamline and Alphagraph, which closed during the first and fourth quarters of 2011, respectively, as well as increased Monarch license revenue. The acquisitions of Prism and Alphagraph in 2011 and Radius in 2010 have increased the international presence of our Productivity Software business. Our acquisitions have significantly increased our recurring maintenance revenue base.

•

Fiery revenue decreased by 16% during the three months ended March 31, 2012, compared with the three months ended March 31, 2011. Prior year revenue benefited from new and refreshed engine launches by the leading printer manufacturers during the fourth quarter of 2010 as well as increasing acceptance of our add-on software options.

•

Our gross profit percentage decreased by 1.4 percentage points during the three months ended March 31, 2012, compared with the three months ended March 31, 2011 primarily due to the change in mix between our operating segments. Our lower margin Industrial Inkjet operating segment revenue increased from 36% of consolidated revenue during the three months ended March 31, 2011 to 47% of consolidated revenue during the three months ended March 31, 2012. Meanwhile, our higher margin Fiery operating segment revenue decreased from 52% of consolidated revenue during the three months ended March 31, 2011 to 38% of consolidated revenue during the three months ended March 31, 2012. The unfavorable impact of the change in mix was partially offset by our improved gross profit percentage in the Industrial Inkjet and Productivity Software segments.

•

Operating expenses were 50% of revenue during the three months ended March 31, 2012, compared to 53% of revenue during the three months ended March 31, 2011. Operating expenses increased by $6.3 million during the three months ended March 31, 2012, compared with the three months ended March 31, 2011, but decreased as a percentage of revenue due to the 14% increase in revenue during the three months ended March 31, 2012. The increase in operating expenses was primarily driven by head count increases related to the Cretaprint, Alphagraph, Prism, Entrac, and Streamline acquisitions, variable compensation due to improved profitability, commission payments resulting from increased revenue, and non-recurring engineering expenses related to our product launches.

•

Interest and other income, net, decreased by $1.8 million during the three months ended March 31, 2012, compared with the three months ended March 31, 2011, which was primarily driven by a decrease in realized and unrealized foreign exchange gains.

•

We recognized a tax provision of $2.0 and $1.2 million on pretax operating income of $8.3 and $7.5 million during the three months ended March 31, 2012 and 2011, respectively. The increased tax provision primarily related to the expiration of the federal research and development tax credit and increased profitability before income taxes.

Results of Operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three months ended March 31, 2012 and 2011. These operating results are not necessarily indicative of our results for any future period.

	Three months ended March 31,
	2012	2011
Revenue	100%	100%
Gross Profit	55	56
Operating expenses:
Research and development	19	20
Sales and marketing	19	20
General and administrative	8	9
Restructuring and other	1	1
Amortization of identified intangibles	3	3

Total operating expenses	50	53

Income from operations	5	3
Interest and other income, net	—	2

Income before income taxes	5	5
Provision for income taxes	(1)	(1)

Net income	4%	4%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

•

“Industrial Inkjet,” which consists of our VUTEk super-wide and Rastek wide format industrial digital inkjet printers, Jetrion label and packaging digital inkjet printers, Cretaprint digital inkjet printers for ceramic tile imaging, and related ink, parts, and service revenue.

We sell VUTEk super-wide format UV industrial digital inkjet printers and ink to billboard graphics printers, commercial photo labs, large sign shops, graphic screen printers, specialty commercial printers, and digital graphics providers serving the fast-growing out-of-home advertising and industrial specialty print segments by printing point of purchase displays, signage, banners, fleet graphics, building wraps, art exhibits, customized architectural elements, and other large graphic displays. We sell Rastek hybrid and flatbed UV wide format graphics printers to the mid-range industrial digital inkjet printer market. We sell Jetrion label and packaging digital inkjet printing systems, custom high-performance integration solutions, and specialty inks to the converting, packaging, and direct mail industries. We sell Cretaprint digital inkjet tile imaging printers to the ceramic tile industry.

•

“Productivity Software,” which we previously referred to as Advanced Professional Print Software, consists of our business process automation software, including Monarch (formerly Hagen), PSI, Logic, PrintSmith, and PrintFlow; Pace, our business process automation software that is available in a cloud-based environment; Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; Radius, our business process automation software for label and packaging printers; PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; Prism, our business process automation software for the printing and packaging industry; and Alphagraph, which includes business process automation solutions for the graphic arts industry.

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

•

“Fiery,” which consists of print servers, controllers, and DFEs, which transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone print controllers and servers connected to digital copiers and other peripheral devices, (ii) embedded and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our controller solutions such as Fiery Central and MicroPress, (iv) Entrac, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

On a sequential basis, revenue during the first quarter of 2012 decreased by $3.0 million, or 2%, compared to fourth quarter 2011 results, due to decreased Fiery revenue, partially offset by increased Industrial Inkjet and Productivity Software revenue. Fiery revenue decreased 8.8% sequentially as a result of the launch of Fiery System 10 in the prior quarter. The Industrial Inkjet sequential revenue increase of 3.4% was due to the Cretaprint acquisition. The Productivity Software sequential revenue increase of 1.7% was primarily due to internally generated growth, as well as the acquisition of Alphagraph, which closed during the fourth quarter of 2011.

Revenue by Operating Segment

	Three months ended March 31,
		Percent		Percent	Change
	2012	of total	2011	of total	$	%
Industrial Inkjet	$75,092	47%	$51,035	36%	$24,057	47%
Productivity Software	24,069	15	16,654	12	7,415	45
Fiery	60,895	38	72,364	52	(11,469)	(16)

Total revenue	$160,056	100%	$140,053	100%	$20,003	14%

Overview

Our consolidated revenue increased by approximately 14%, or $20.0 million, from $140.1 million for the three months ended March 31, 2011 to $160.1 million for the three months ended March 31, 2012 consisting of increased Industrial Inkjet and Productivity Software revenue of $24.1 and $7.4 million, partially offset by decreased Fiery revenue of $11.5 million.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 47% during the three months ended March 31, 2012, compared with the three months ended March 31, 2011. The Industrial Inkjet revenue increase was due to increased sales of super-wide and wide format UV printers, and UV ink as well as the the acquisition of Cretaprint, which enabled our entry into the tile imaging market. The UV printer and ink revenue increase resulted from the ongoing migration of analog to digital and solvent to UV. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

Productivity Software Revenue

Productivity Software revenue increased by 45% during the three months ended March 31, 2012, compared with the three months ended March 31, 2011. Productivity Software revenue benefited from our acquisition of Prism, which closed during the third quarter of 2011 and to a lesser extent, our acquisitions of Streamline and Alphagraph, which closed during the first and fourth quarters of 2011, respectively, as well as increased Monarch license revenue. The acquisitions of Prism and Alphagraph in 2011 and Radius in 2010 have increased the international presence of our Productivity Software business and significantly expanded our customer base. Our acquisitions have significantly increased our recurring maintenance revenue base.

Fiery Revenue

Fiery revenue decreased by 16% during the three months ended March 31, 2012, compared with the three months ended March 31, 2011. Prior year revenue benefited from new and refreshed engine launches by the leading printer manufacturers during the fourth quarter of 2010 as well as increasing acceptance of our add-on software options.

Revenue by Geographic Area

Our revenue by geographic area for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three months ended March 31,
		Percent		Percent	Change
	2012	of total	2011	of total	$	%
Americas	$82,181	51%	$74,192	53%	$7,989	11%
EMEA	55,126	35	44,538	32	10,588	24
APAC	22,749	14	21,323	15	1,426	7
Japan	6,952	4	11,821	8	(4,869)	(41)
ROW	15,797	10	9,502	7	6,295	66

Total revenue	$160,056	$100%	$140,053	$100%	$20,003	14%

Americas revenue increased by 11% for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to increased Industrial Inkjet and Productivity Software revenue, partially offset by decreased Fiery revenue.

•	Industrial Inkjet revenue increased primarily due to sales of super-wide and wide format UV printers and UV ink.

•	Productivity Software revenue increased in the Americas primarily due to revenue realized from our 2011 acquisitions of Streamline and Prism, as well as increased Monarch, Pace, and Radius revenue.

•	Fiery revenue decreased as a consequence of strong Fiery sales during the three months ended March 31, 2011.

EMEA revenue increased by 24% for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to:

•

increased Industrial Inkjet revenue resulting from increased super-wide and wide format digital UV printer, label and packaging digital UV printer, UV ink revenue, and the acquisition of Cretaprint, which closed during the first quarter of 2012, and

•	increased Productivity Software revenue primarily due to our 2011 business acquisitions of Prism and Alphagraph, supported by increased Radius revenue,

•	partially offset by decreased Fiery revenue.

Japan revenue decreased by 41% for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to decreased Fiery revenue resulting from the poor economy in Japan and continuing sales and supply constraints resulting from the earthquake and tsunami, which occurred during the first quarter of 2011.

ROW revenue increased by 66% for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to the Cretaprint acquisition, which closed during the first quarter of 2012, and our acquisition of Prism, which closed during the third quarter of 2011.

Revenue by Geographic Area by Operating Segment

Industrial Inkjet revenue in the first quarter of 2012 represented 37%, 58%, 10%, and 75% of revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 32%, 48%, 4%, and 59% in the same quarter of 2011.

Productivity Software revenue in the first quarter of 2012 represented 23%, 7%, 0%, and 9% of revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 20%, 4%, 0%, and 2% in the same quarter of 2011.

Fiery revenue in the first quarter of 2012 represented 40%, 35%, 90%, and 16% of revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 48%, 48%, 96%, and 39% in the same quarter of 2011.

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

A substantial portion of our revenue over the years has been attributable to sales of products through the leading printer manufacturers and independent distributor channels. We have a direct relationship with several leading printer manufacturers and work closely to design, develop, and integrate Fiery controller and software technology to maximize the capability of each printer manufacturers’ print engine. The printer manufacturers act as distributors and sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for the Fiery controller and software solutions drive demand for Fiery products through the printer manufacturers.

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery printer and copier related products to a relatively small number of leading printer manufacturers. For the three months ended March 31, 2011, two customers – Ricoh and Xerox – each provided more than 10% of our revenue individually and approximately 22% of revenue in the aggregate. For the three months ended March 31, 2011, four customers – Canon, Konica Minolta, Ricoh, and Xerox – each provided more than 10% of our revenue individually and approximately 50% of revenue in the aggregate.

Our reliance on revenue from the leading printer manufacturers decreased significantly during the three months ended March 31, 2012 due to the change in mix between our operating segments. Industrial Inkjet operating segment revenue increased from 36% of consolidated revenue during the three months ended March 31, 2011 to 47% of consolidated revenue during the three months ended March 31, 2012. Meanwhile, Fiery operating segment revenue decreased from 52% of consolidated revenue during the three months ended March 31, 2011 to 38% of consolidated revenue during the three months ended March 31, 2012.

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on the leading printer manufacturers to design, develop, and integrate Fiery technology into their print engine as described above. No assurance can be given that our relationships with these and other printer manufacturers will continue or that we will successfully increase the number of printer manufacturing customers or the size of our existing relationships. We expect that if we continue to increase our revenue in the Industrial Inkjet and Productivity Software operating segments, the percentage of our revenue from printer manufacturing customers will decrease.

We intend to continue to develop new products and technologies for each of our product lines including new generations of super-wide and wide format printers, tile imaging printers, server and controller products, and other new product lines, and to distribute those new products to or through current and new printer manufacturers, distributors, and end users in 2012 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three months ended March 31, 2012
	Industrial Inkjet	Productivity Software	Fiery	Stock-based Compensation Expense	Total
Revenue	$75,092	$24,069	$60,895	$—	$160,056
Cost of revenue	45,606	6,904	19,581	298	72,389

Gross profit	$29,486	$17,165	$41,314	$(298)	$87,667

Gross profit percentages	39.3%	71.3%	67.8%		54.8%

	Three months ended March 31, 2011
	Industrial Inkjet	Productivity Software	Fiery	Stock-based Compensation Expense	Total
Revenue	$51,035	$16,654	$72,364	$—	$140,053
Cost of revenue	32,600	5,318	23,188	236	61,342

Gross profit	$18,435	$11,336	$49,176	$(236)	$78,711

Gross profit percentages	36.1%	68.1%	68.0%		56.2%

Overview

Our gross profit percentage of 56.2% of revenue decreased by 1.4 percentage points during the three months ended March 31, 2011 to 54.8% of revenue during the three months ended March 31, 2012 primarily due to the change in mix between our operating segments. Our lower margin Industrial Inkjet operating segment revenue increased from 36% of consolidated revenue during the three months ended March 31, 2011 to 47% of consolidated revenue during the three months ended March 31, 2012. Meanwhile, our higher margin Fiery operating segment revenue decreased from 52% of consolidated revenue during the three months ended March 31, 2011 to 38% of consolidated revenue during the three months ended March 31, 2012. The unfavorable impact of the change in mix was partially offset by our improved gross profit percentage in the Industrial Inkjet and Productivity Software segments.

Industrial Inkjet Gross Profit

For the three months ended March 31, 2012, the Industrial Inkjet gross profit percentage was 39.3% compared to 36.1% for the same period in 2011. The Industrial Inkjet gross profit percentage improved compared with the prior year primarily due to fixed manufacturing costs being spread over higher Industrial Inkjet revenue, higher selling prices for new products, favorable product mix shift toward higher margin printers, and reduced warranty exposure, partially offset by engineering design modifications to improve quality.

Productivity Software Gross Profit

For the three months ended March 31, 2012, the Productivity Software gross profit percentage was 71.3% compared to 68.1% for the same period in 2011. The Productivity Software gross profit percentage improved compared with the prior year primarily due to efficiencies gained through increased revenue. The increase in Productivity Software revenue dollars aided the gross profit percentage due to the fixed component included within the Productivity Software cost of revenue.

Fiery Gross Profit

For the three months ended March 31, 2012, the Fiery gross profit percentage was 67.8%, which is comparable to 68.0% for the same period in 2011.

Our Industrial Inkjet, Productivity Software and Fiery gross profit will fluctuate significantly as a result of product mix changes. Consolidated gross profit can be impacted by a variety of other factors, which are unique to each operating segment. These factors include market prices achieved on our current and future products, availability and pricing of key components (including memory, processors, ink components, and print heads), subcontractor manufacturing costs, product mix, channel, geographic mix, product transition results, new product introductions, competition, and general economic conditions in the U.S. and abroad. Consequently, gross profit may fluctuate significantly from period to period. In addition to the factors affecting revenue described above, if we reduce prices, gross profit for our products could be lower.

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

Operating Expenses

Operating expenses for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three months ended March 31,
			Change
	2012	2011	$	%
Research and development	$30,899	$27,471	$3,428	12%
Sales and marketing	30,917	28,248	2,669	9
General and administrative	12,902	13,157	(255)	(2)
Restructuring and other	1,084	1,347	(263)	(20)
Amortization of identified intangibles	4,184	3,420	764	22

Total operating expenses	$79,986	$73,643	$6,343	9%

Operating expenses, including restructuring and other charges, acquisition expenses, amortization of intangible assets, and stock-based compensation, increased by $6.3 million and were 50% and 53% of revenue for the three months ended March 31, 2012 and 2011, respectively.

Operating expenses increased due to head count increases related to the Cretaprint, Alphagraph, Prism, Entrac, and Streamline acquisitions, variable compensation due to improved profitability, commission payments resulting from increased revenue, and increased trade show and marketing program spending.

Research and Development

Expenses for research and development consist primarily of costs associated with personnel, consulting, and prototype materials.

Research and development expenses for the three months ended March 31, 2012 were $30.9 million, or 19% of revenue, compared to $27.5 million, or 20% of revenue, for the three months ended March 31, 2011, an increase of $3.4 million, or 12%. Personnel-related expenses increased by $3.0 million primarily due to head count increases related to the Cretaprint, Alphagraph, Prism, Entrac, and Streamline acquisitions and increased variable compensation due to improved profitability. Prototypes and non-recurring engineering, consulting, contractor, and travel expenses were comparable to the prior year. Stock-based compensation expense increased by $0.7 million primarily due to new equity awards granted during the quarter. Facility and information technology expenses decreased by $0.3 million.

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

Sales and marketing expenses for the three months ended March 31, 2012 were $30.9 million, or 19% of revenue, compared to $28.2 million, or 20% of revenue, for the three months ended March 31, 2011, an increase of $2.7 million, or 9%. Personnel-related expenses increased by $2.7 million primarily due to head count increases related to the Cretaprint, Alphagraph, Prism, and Streamline acquisitions, increased commission payments resulting from increased revenue, and increased variable compensation due to improved profitability. We have increased trade show and marketing program spending, including related travel and freight, by $0.9 million. Facility and information technology expenses decreased by $0.9 million.

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

General and administrative expenses for the three months ended March 31, 2012 were $12.9 million, or 8% of revenue, compared to $13.2 million, or 9% of revenue, for the three months ended March 31, 2011, a decrease of $0.3 million, or 2%. Bad debt expense increased by $0.3 million related to our revenue increase. Stock-based compensation expense decreased by $1.1 million due to fluctuations in the awards granted between the periods.

We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Indian rupee or other currencies, general and administrative expenses reported in U.S. dollars could fluctuate.

Stock-based Compensation

Stock-based compensation expenses were $4.7 and $5.2 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in stock-based compensation expense of $0.5 million, or 10% was primarily due to fluctuations in the number of awards granted between the periods.

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

Restructuring and Other

Restructuring and other consists primarily of restructuring, severance, retention, and charges to downsize or relocate our facilities. We have incurred restructuring and integration charges associated with our Cretaprint acquisition in 2012 and our Streamline acquisition in 2011, which have been expensed in accordance with ASC 805, Business Combinations, and ASC 420, Exit or Disposal Cost Obligations. We have also incurred restructuring charges related to facility closures and relocations. These charges relate to one of many cost reduction actions undertaken to lower our quarterly operating expense run rate. These restructuring plans are accounted for in accordance with ASC 420 and ASC 820.

We recorded restructuring and other charges of $1.1 and $1.3 million for the three months ended March 31, 2012 and 2011, respectively, primarily consisting of restructuring, severance, retention, and charges to downsize or relocate our facilities. Restructuring and severance costs of $0.8 and $1.1 million resulted from head count reductions of 28 and 21 for the three months ended March 31, 2012 and 2011, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs. Integration expenses of $0.1 million were incurred during the three months ended March 31, 2012 and 2011 primarily related to the Cretaprint acquisition in 2012 and the Streamline acquisition in 2011. Retention expenses of $0.2 million were accrued during the three months ended March 31, 2012 associated with the Cretaprint acquisition. Facilities reduction costs of $0.2 million were incurred during the three months ended March 31, 2011, primarily related to the Streamline acquisition and facilities relocations.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended March 31, 2012 was $4.2 million, or 3% of revenue, compared to $3.4 million, or 3% of revenue, for the three months ended March 31, 2011, an increase of $0.8 million, or 22%. This increase is primarily due to the amortization of intangible assets identified through the Cretaprint, Alphagraph, Prism, Entrac, and Streamline acquisitions, partially offset by a Vutek intangible asset, Customer Relationships, being fully amortized.

Interest and Other Income, Net

Interest and other income, net, includes interest income, net, gains and losses from sales from our cash and short-term investments, and net foreign currency transaction gains and losses on our operating activities. Interest and other income, net, for the three months ended March 31, 2012 and 2011 was $0.6 and $2.4 million, respectively, or a decrease of $1.8 million, which was primarily driven by a decrease in realized and unrealized foreign exchange gains.

Income Before Income Taxes

For the three months ended March 31, 2012, pretax net income of $8.3 million consisted of U.S. and foreign pretax net income of $2.7 and $5.6 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $1.7 million, stock-based compensation of $4.7 million, restructuring and other of $0.5 million, and acquisition-related costs of $0.5 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $2.5 million and restructuring and other of $0.6 million.

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

Provision for Income Taxes

We recognized a tax provision of $2.0 and $1.2 million on pretax operating income of $8.3 and $7.5 million during the three months ended March 31, 2012 and 2011, respectively.

Our tax provision before discrete charges and benefits is reconciled to our recorded tax provision for the three months ended March 31, 2012 and 2011 as follows (in millions):

	Three months ended March 31,
	2012	2011
Provision for income taxes before discrete items	$2.5	$2.1
Interest related to unrecognized tax benefits	0.1	0.1
Benefit related to restructuring and other expenses	(0.3)	(0.5)
Benefit related to acquisition expenses	—	(0.2)
Tax deductions related to ESPP dispositions	(0.3)	(0.3)

Provision for income taxes	$2.0	$1.2

Without the discrete charges and benefits described above, the increase in the tax provision for the three months ended March 31, 2012, compared with the same period in the prior year, is due primarily to the expiration of the federal research and development credit and the increased profitability before income taxes.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2011, lower taxes on permanently re-invested foreign earnings in 2012 and 2011, and the tax effects of stock-based compensation expense in 2012 and 2011 pursuant to ASC 718-740, which are non-deductible for tax purposes.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to the recoverability of our deferred tax assets. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than a valuation allowance on deferred tax assets related to foreign tax credits resulting from the 2003 acquisition of Best GmbH, compensation deductions potentially limited by Internal Revenue Code Section 162(m), and net operating loss carryforwards resulting from the 2010 Radius acquisition, we have determined that it is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance in a period, we will include an expense within the tax provision in the Condensed Consolidated Statement of Operations in the period in which such determination is made.

Unaudited Non-GAAP Financial Information

Use of Non-GAAP Financial Information

To supplement our condensed consolidated financial results prepared in accordance with GAAP, we use non-GAAP measures of net income and earnings per diluted share that are GAAP net income and GAAP earnings per diluted share adjusted to exclude certain recurring and non-recurring costs, expenses, and gains.

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

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles and stock-based compensation expense, as well as restructuring related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include acquisition-related transaction costs and costs to integrate such acquisitions into our business.

These excluded items are described below:

•	Recurring charges and gains, including:

•	Amortization of acquisition-related intangibles. Intangible assets acquired to date are being amortized on a straight-line basis.

•	Acquisition-related deferred compensation expenses, which are included in Restructuring and other.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Non-recurring charges and gains, including:

•	Restructuring and other consists of:

•	Restructuring charges incurred as we reduced the number and size of our facilities and the size of our workforce.

•	Expenses incurred to integrate businesses acquired during the periods reported.

•	Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions.

•	Tax effect of non-GAAP adjustments

•

After excluding the items described above, we apply the principles of ASC 740, Income Taxes, to estimate the non-GAAP income tax provision in each jurisdiction in which we operate. The expected annual non-GAAP income tax rate assumes that the U.S. federal research and development tax credit will be retroactively re-enacted in 2012.

•

We have excluded the recognition of interest accrued on prior year tax reserves of $0.1 million from our non-GAAP net income for the three months ended March 31, 2012 and 2011 to facilitate comparability of our operating performance from period to period.

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

Reconciliation of GAAP Net Income to Non-GAAP Net Income

(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011

Net income	$6.2	$6.2

Amortization of identified intangibles	4.2	3.4
Restructuring and other	1.1	1.3
Stock-based compensation	4.7	5.2
Acquisition-related transaction costs	0.5	0.6
Tax effect of non-GAAP adjustments	(2.5)	(3.2)

Non-GAAP net income	$14.2	$13.5

Non-GAAP net income per diluted share	$0.30	$0.28

Shares for purposes of computing diluted non-GAAP net income per share	47.4	48.4

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $15.7 million to $203.4 million as of March 31, 2012 from $219.2 million as of December 31, 2011. The decrease was primarily due to the $28.8 million acquisition of Cretaprint, net of cash acquired, net settlement of RSUs for employee common stock related tax liabilities of $1.7 million, and purchases of property and equipment of $1.3 million, partially offset by proceeds from ESPP purchases of $3.4 million, proceeds from common stock option exercises of $2.7 million, and cash flows provided by operating activities of $10.0 million.

	$000,000	$000,000	$000,000
(in thousands)	March 31, 2012	December 31, 2011	Change
Cash and cash equivalents	$113,668	$120,058	$(6,390)
Short term investments	89,762	99,100	(9,338)

Total cash, cash equivalents and short-term investments	$203,430	$219,158	$(15,728)

	Three months ended March 31,
(in thousands)	2012	2011	Change
Net cash provided by operating activities	$9,966	$11,124	$(1,158)
Net cash used for investing activities	(16,314)	(11,337)	(4,977)
Net cash used for financing activities	(748)	(2,316)	1,568
Effect of foreign exchange rate changes on cash and cash equivalents	706	105	601

Decrease in cash and cash equivalents	$(6,390)	$(2,424)	$(3,966)

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At March 31, 2012, cash, cash equivalents, and short-term investments available were $203.4 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $61.5 and $69.4 million as of March 31, 2012 and December 31, 2011, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

During the first three months of 2012, our cash flows provided by operating activities were approximately $10.0 million.

Net income of $6.2 million included non-cash charges and credits of $13.5 million, comprised primarily of $6.1 million in depreciation and amortization, $4.7 million of stock-based compensation, $0.6 million deferred tax provision, and $2.1 million of other non-cash charges, credits, and provisions. The net change in operating assets and liabilities of $9.8 million consists primarily of increased accounts receivable of $13.7 million, inventories of $2.2 million, and other current assets of $4.6 million, partially offset by increases in net taxes payable of $1.5 million and accounts payable and accrued liabilities of $9.2 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 68 and 52 days at March 31, 2012 and December 31, 2011, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. DSO worsened during the three months ended March 31, 2012 primarily due to the timing of our annual Productivity Software recurring maintenance billings, receivables acquired with Cretaprint, and a strong collection effort during the fourth quarter of 2011.

We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs may trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, they have paid on a more timely basis.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. Our inventories increased by $11.7 million from $44.8 million as of December 31, 2011 to $56.5 million as of March 31, 2012 primarily due to inventories acquired in the Cretaprint acquisition. Inventory turnover worsened from 6.2 turns during the quarter ended December 31, 2011 to 5.1 turns during the quarter ended March 31, 2012. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Investing Activities

Acquisitions

On January 10, 2012, we acquired Cretaprint for cash consideration of approximately $28.8 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets and executive retention. Cretaprint is a leading developer and supplier of inkjet printers for ceramic tiles.

On February 16, 2011, we acquired Streamline for approximately $6.8 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Of this amount, $6.4 million was paid in cash and $0.4 million was accrued. Streamline is the provider of PrintStream business process automation software, which we acquired to establish the Productivity Software operating segment presence in mailing and fulfillment services for the printing industry. The accrued Streamline payment of $0.4 million was made during the three months ended March 31, 2012.

Earnout payments were made during the three months ended March 31, 2011 relating to previously accrued Pace and Radius contingent consideration liabilities of $2.9 and $2.1 million, respectively. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet were reflected as cash used for operating activities in the Condensed Consolidated Statement of Cash Flows during the three months ended March 31, 2011.

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $8.9 million during the three months ended March 31, 2012. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity

Restricted Cash and Investments

We have restricted investments that are required to be maintained by the synthetic lease of our Foster City office facility. We are required to maintain cash in LIBOR-based interest-bearing accounts, which fully collateralize our synthetic lease. We had $56.9 million of restricted investments at March 31, 2012, which was accounted for as restricted investments within noncurrent assets.

We are also required to maintain restricted cash of $0.9 million as of March 31, 2012 related to customer agreements that were obtained through the Alphagraph and Cretaprint acquisitions. The current portion of $0.3 million represents the portion of the restriction that will be released within twelve months and is included in other current assets. The noncurrent portion of $0.6 million is included in other assets.

Property and Equipment, Net

Net purchases of property and equipment were $1.3 million during the three months ended March 31, 2012. Our property and equipment additions have historically been funded from operating activities. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware/ software used in our business, and our business outlook.

Financing Activities

Financing activities included the receipt of $3.4 million related to the ESPP and $2.7 million related to common stock option exercises, partially offset by net settlement of RSUs for employee common stock related tax liabilities of $1.7 million.

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

Other Commitments

Our Industrial Inkjet inventories consist of raw materials and finished goods, print heads, frames, digital UV ink, and other components in support of our internal manufacturing operations and solvent ink, which is purchased from third party contract manufacturers responsible for manufacturing our solvent ink. Our Fiery inventory consists primarily of raw and finished goods, memory subsystems, processors, and ASICs, which are sold to third party contract manufacturers responsible for manufacturing our products. Should we decide to purchase components and do our own manufacturing of Fiery controllers, or should it become necessary for us to purchase and sell components other than processors, ASICs, or memory subsystems to our contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventories we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supplies were reduced or not available.

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

Contractual Obligations

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

As of March 31, 2012, we were a party to a synthetic lease (“Lease”) covering our Foster City facility located at 303 Velocity Way, Foster City, California. The Lease provides a cost effective means of providing adequate office space for our corporate offices. The Lease includes an option allowing us to purchase the facility for the amount expended by the lessor to purchase the facility.

We have guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the Lease. Under the financial covenants, we must maintain a minimum net worth and tangible net worth as of the end of each quarter. There is an additional covenant regarding mergers. We were in compliance with all such financial and merger-related covenants as of March 31, 2012. We have assessed our exposure in relation to the first loss guarantees under the Lease and have determined there is no deficiency to the guaranteed value at March 31, 2012. If there is a decline in value, we will record a loss associated with the residual value guarantee. The $56.9 million pledged under the Lease is in LIBOR-based interest bearing accounts as of March 31, 2012 and is restricted as to withdrawal at all times. As of March 31, 2012, we are treated as the owner of this building for federal income tax purposes. In conjunction with the Lease, we leased the land on which the building is located to the lessor of the building. This separate ground lease is for approximately 30 years. The Lease will expire in 2014.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.8 million at March 31, 2012. As of March 31, 2012, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future. See Financial Risk Management below for a discussion of European market risk.

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

Hypothetical changes in the fair values of the financial instruments held by us at March 31, 2012 that are sensitive to changes in interest rates are presented in the table below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$ 107,204	$106,160	$105,116

Foreign Currency Exchange Risk

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Japanese yen, Indian rupee, and Australian dollar) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies world-wide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.8 million at March 31, 2012. As of March 31, 2012, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented in the table below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the three months ended March 31, 2012 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue
	$160,463	$160,056	$159,649

Income from operations	$7,702	$7,681	$7,660

Financial Risk Management

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our exposures are related to non-U.S. dollar denominated sales in Europe, Japan, the U.K., Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., and Australia. We hedge our operating expense exposure in Indian rupees. As of March 31, 2012, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

SEC Division of Corporation Finance Disclosure Guidance Topic 4 (“Guidance Topic 4”), European Sovereign Debt, encourages registrants to discuss their exposure to the recent intensification of uncertainty in the European economy. Specifically, registrants are asked to disclose their European debt by counterparty (i.e., sovereign and non-sovereign) and by country. We have no European sovereign debt investments. Our European debt investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $11.5 million, which represents 14% of our money market funds and corporate debt securities at March 31, 2012. Our European debt investments are with corporations domiciled in the northern or central European countries of Sweden, Germany, Luxembourg, Netherlands, Switzerland, Norway, France, Denmark, Belgium, and the U.K. We have no exposure in southern Europe where the greater risk resides. Accordingly, we believe that we do not have significant exposure with respect to our corporate debt investments in Europe and such investments, which are included within money market funds, meet the definition of cash equivalents at March 31, 2012.

Since Europe represents a significant portion of our revenue and cash flow, Guidance Topic 4 encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 35% of our receivables are with European customers as of March 31, 2012. Of this amount, 37% of our European receivables (13% of consolidated net receivables) are in the higher risk southern European countries (mostly Italy and Spain), which are adequately reserved.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended March 31, 2012, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2012, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of March 31, 2012, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

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

In a subsequent decision, the Mannheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst’s appeal of this decision took place on October 26, 2011 in Karlsruhe, Germany. On December 21, 2011, the Higher Regional Court of Karlsruhe upheld the lower court’s decision, invalidating Durst’s utility model right. Durst filed a request for further appeal of this decision in the German Supreme Court, but withdrew that request in April 2012. Thus, the lower court’s decision invalidating the utility model right is final and as such, it is no longer possible to incur a loss in this matter.

Durst v. EFI GmbH and EFI, et al. – Dusseldorf Litigation

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany, alleging infringement of a German patent. We have filed our response to the action, denying infringement and arguing that the patent is not valid. Nevertheless, because this proceeding is in the preliminary stages, we are not in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

N.V. Perfectproof Europe v. BEST GmbH

On December 31, 2001, N.V. Perfectproof Europe (“Perfectproof”) filed a complaint against BEST GmbH, currently Electronics For Imaging, GmbH (“BEST”) in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EUR 0.6 million for such termination and additional damages of EUR 0.3 million, or a total of approximately $1.1 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and challenged its jurisdiction over the claim. Perfectproof appealed the judgment, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and sent the case back to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case and that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement and as such, was subject to reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an expert to review accounting and other records of the parties and address certain questions relevant in assessing the amount of total damages that Perfectproof claimed it suffered. We received the expert’s preliminary report on July 14, 2011 and filed, on August 16, 2011, a response to the expert’s report. On October 19, 2011, the expert issued the final report in which the expert’s analysis of itemized damages are, in the aggregate, significantly less than the amount of damages claimed by Perfectproof.

Although we do not believe that Perfectproof’s claims are founded and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected by the court’s decision regarding the assessment of damages. Upon filing the final report with the court, the court may approve the report and pronounce the final amount of damages to be paid by us, or require additional analysis, or consider further challenges to the final damages determination. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $1.1 million.

KERAjet S.A. (Kerajet) vs. Cretaprint

In conjunction with our acquisition of Cretaprint, which closed on January 10, 2012, we assumed potential liability in a lawsuit related to a patent infringement action brought against Cretaprint by Jose Vicente Tomas Claramonte, the President of Kerajet.

In May 2011, Mr. Claramonte filed an action against Cretaprint in the Commercial Court in Valencia, Spain, alleging, among other things, that certain Cretaprint products infringe a patent held by Mr. Claramonte. In the Cretaprint purchase agreement, the former owners of Cretaprint fully indemnify EFI against this potential liability in the event that Claramonte prevails in any claim, demand, or action against Cretaprint. We accrued the contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date. In addition, we accrued a contingent asset reflecting an indemnification arrangement to recover a portion of the expense from the former shareholders. The net obligation accrued in the opening balance sheet date is 2.5 million Euros (or approximately $3.3 million).

Insurance Litigation Settlement

On September 4, 2008, the Delaware Chancery Court approved the previously disclosed settlement of the shareholder derivative litigation concerning our historical option granting practices. Pursuant to the settlement, we received $5.0 million in insurance proceeds and paid approximately $3.1 million in plaintiffs’ legal fees and costs in October 2008. The settlement also provided for the adoption of certain remedial measures, including the cancellation and repricing of certain stock options, certain payments to be made to the Company, and the adoption of a number of changes to our corporate governance and procedures.

Subsequently, a consolidated action was entered between EFI and its four excess D&O insurers involving a dispute over the proper interpretation of the insurance agreement with respect to the settlement of the derivative actions. EFI sought damages against the excess insurers, alleging that the insurers acted in bad faith and breached the insurance agreements by refusing to contribute financially to the settlement of the derivative action. Pursuant to a settlement executed subsequent to March 31, 2012, EFI will receive an additional $0.3 million in insurance proceeds, net of legal fees and costs.

Other Matters

As of March 31, 2012, we are also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material with respect to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Item 1A:	Risk Factors

In addition to information regarding risk factors that appear in “Management’s Discussion and Analysis – Forward-looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), which could materially affect our business, financial condition, or future results. The risks described herein and in our 2011 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchases for the quarter ended March 31, 2012 (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2012	7,738	$13.94	—	$20,001
February 2012	90,000	17.13	—	20,001
March 2012	1,879	16.14	—	20,001

Totals	99,617		—

(1)	In February 2011, our board of directors authorized a $30 million repurchase of our outstanding common stock. In August 2011, our board of directors authorized an additional $30 million repurchase of our outstanding common stock. Under these publicly announced plans, we repurchased 2.5 million shares for an aggregate purchase price of $40 million during the year ended December 31, 2011. We have made no repurchases during the three months ended March 31, 2012.
(2)	Represents shares purchased from employees to satisfy minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	EFI Section 16 Officer – Executive Performance Bonus Program (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 10, 2012 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: May 2, 2012	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2012	/s/ Vincent Pilette
Vincent Pilette
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	EFI Section 16 Officer – Executive Performance Bonus Program (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 10, 2012 (File No. 000-18805) and incorporated herein by reference.