Form 10-Q
period 2012-06-30
ELECTRONICS FOR IMAGING INC
filed 2012-08-01
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of Common Stock outstanding as of July 19, 2012 was 46,517,188.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$101,825	$120,058
Short-term investments, available for sale	90,551	99,100
Accounts receivable, net of allowances of $10.5 and $12.0 million, respectively	124,505	91,923
Inventories	61,204	44,788
Other current assets	29,226	20,792

Total current assets	407,311	376,661
Property and equipment, net	30,796	30,096
Restricted investments	56,850	56,850
Goodwill	200,514	164,323
Intangible assets, net	76,766	55,992
Deferred tax assets	51,871	53,675
Other assets	2,120	2,137

Total assets	$826,228	$739,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,807	$46,965
Accrued and other liabilities	68,234	56,236
Deferred revenue	30,434	26,053
Income taxes payable	4,729	2,583

Total current liabilities	168,204	131,837
Noncurrent contingent and other liabilities	14,695	3,427
Deferred tax liabilities	13,184	4,090
Noncurrent income taxes payable	38,898	35,597

Total liabilities	234,981	174,951

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 78,029 and 76,565 shares issued, respectively	780	766
Additional paid-in capital	749,889	725,801
Treasury stock, at cost, 31,512 and 30,964 shares, respectively	(543,855)	(534,400)
Accumulated other comprehensive income	25	1,447
Retained earnings	384,408	371,169

Total stockholders’ equity	591,247	564,783

Total liabilities and stockholders’ equity	$826,228	$739,734

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

Revenue	$163,901	$141,162	$323,957	$281,215

Cost of revenue (1)	74,109	62,585	146,498	123,927

Gross Profit	89,792	78,577	177,459	157,288
Operating expenses:
Research and development (1)	30,227	28,905	61,126	56,376
Sales and marketing (1)	32,234	29,651	63,151	57,899
General and administrative (1)	11,154	13,298	24,056	26,455
Restructuring and other (Note 11)	1,167	366	2,250	1,713
Amortization of identified intangibles	4,631	2,989	8,815	6,409

Total operating expenses	79,413	75,209	159,398	148,852

Income from operations	10,379	3,368	18,061	8,436
Interest and other income (expense), net	(1,325)	812	(755)	3,208

Income before income taxes	9,054	4,180	17,306	11,644
Provision for income taxes	(2,049)	(565)	(4,067)	(1,780)

Net income	$7,005	$3,615	$13,239	$9,864

Net income per basic common share	$0.15	$0.08	$0.29	$0.21

Net income per diluted common share	$0.15	$0.07	$0.28	$0.20

Shares used in basic per-share calculation	46,460	46,621	46,247	46,687

Shares used in diluted per-share calculation	47,814	48,458	47,599	48,365

(1)	Includes stock-based compensation expense as follows:

	2012	2011	2012	2011
Cost of revenue	$235	$441	533	$677
Research and development	1,260	1,890	2,824	2,767
Sales and marketing	858	1,174	1,614	2,059
General and administrative	2,413	3,599	4,462	6,772

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$7,005	$3,615	$13,239	$9,864
Net unrealized investment gains (losses):
Unrealized gains (losses), net of tax provisions of $0 and $0.1 million for the three and six months ended June 30, 2012, respectively, and ($0.1) million for the three and six months ended June 30, 2011, respectively	(25)	109	150	105
Reclassification adjustments for (gains) losses included in net income, net of no tax benefit for the three and six months ended June 30, 2012, respectively, and $0 and $0.1 million for the three and six months ended June 30, 2011, respectively	6	(42)	(42)	(100)

Net unrealized investment gains (losses)	(19)	67	108	5
Currency translation adjustments, net of tax benefit of $0.5 million and $0 for the three and six months ended June 30, 2012, respectively, and no tax benefit for the three and six months June 30, 2011, respectively	(2,763)	(64)	(1,563)	(279)
Other	18	(34)	33	(16)

Other comprehensive income	$4,241	$3,584	$11,817	$9,574

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$13,239	$9,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,110	10,302
Deferred taxes	1,281	(768)
Provisions for bad debts and sales-related allowances	199	611
Tax benefit (release) from employee stock plans	(367)	474
Excess tax benefit from stock-based compensation	(495)	(1,218)
Provisions for inventory obsolescence	2,122	4,186
Stock-based compensation	9,433	12,275
Non-cash acquisition-related compensation costs	456	—
Other non-cash charges and credits	1,038	640
Changes in operating assets and liabilities	(21,636)	(4,448)

Net cash provided by operating activities	18,380	31,918

Cash flows from investing activities:
Purchases of short-term investments	(28,542)	(66,460)
Proceeds from sales and maturities of short-term investments	36,193	54,417
Purchases, net of proceeds from sales, of property and equipment	(3,801)	(4,849)
Businesses purchased, net of cash acquired, and post-acquisition non-competition agreements	(44,533)	(9,298)
Proceeds from notes receivable of acquired businesses	5,216	713

Net cash used for investing activities	(35,467)	(25,477)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,041	4,119
Purchases of treasury stock and net settlement of restricted stock	(9,456)	(19,189)
Repayment of acquired business debt	(6,666)	(210)
Contingent consideration related to businesses acquired	(252)	(1,746)
Excess tax benefit from stock-based compensation	495	1,218

Net cash used for financing activities	(838)	(15,808)

Effect of foreign exchange rate changes on cash and cash equivalents	(308)	97

Decrease in cash and cash equivalents	(18,233)	(9,270)
Cash and cash equivalents at beginning of period	120,058	126,363

Cash and cash equivalents at end of period	$101,825	$117,093

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

During the current quarter, we corrected our accounting for acquisition-related contingent consideration in the Condensed Consolidated Statement of Cash Flows, which affected the six months ended June 30, 2011. We concluded the impact was immaterial to the current and prior periods. We have revised the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and will also revise our historical financial statements in future filings. For the six months ended June 30, 2011, the correction resulted in a decrease of $1.7 million in cash used for investing activities and a corresponding increase in cash used for financing activities. The correction had no impact on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Operations for the years presented.

Restricted Cash

We are required to maintain restricted cash of $0.8 million as of June 30, 2012 related to customer agreements that were obtained with the alphagraph team GmbH (“Alphagraph”) and the Cretaprint S.L. (“Cretaprint”) acquisitions. The current portion of $0.3 million represents the portion of the restriction that will be released within twelve months and is included in other current assets. The noncurrent portion of $0.5 million is included in other assets.

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

Other Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Effective in the first quarter of 2012, we have opted to present total comprehensive income, the components of net income, and the components of other comprehensive income in two separate, but consecutive, statements. Under ASU 2011-05, we also have the option to present this information in a single continuous statement of comprehensive income. We previously presented the components of other comprehensive income in the footnotes to our interim and annual financial statements and as a component of our statement of stockholders’ equity in our annual financial statements.

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

ASC 260-10-45-48 requires that performance-based and market-based restricted stock that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date. Accordingly, performance-based restricted stock units (“RSUs”), which vested on May 23 and February 9, 2012 and March 2, 2011 based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets; performance-based restricted stock awards (“RSAs”), which vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan; and market-based RSUs, which vested on January 3 and 10, 2011 based on achievement of specified stock prices for a defined period; are included in the determination of net income per diluted common share as of the beginning of the period.

Basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 are reconciled as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic net income per share:
Net income available to common shareholders	$7,005	$3,615	$13,239	$9,864

Weighted average common shares outstanding	46,460	46,621	46,247	46,687
Basic net income per share	$0.15	$0.08	$0.29	$0.21

Dilutive net income per share:
Net income available to common shareholders	$7,005	$3,615	$13,239	$9,864

Weighted average common shares outstanding	46,460	46,621	46,247	46,687
Dilutive stock options and non-vested restricted stock	1,354	1,837	1,352	1,677

Weighted average common shares outstanding for purposes of computing diluted net income per share	47,814	48,458	47,599	48,364

Dilutive net income per share	$0.15	$0.07	$0.28	$0.20

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect, excluding any performance-based or market-based stock options and RSUs for which the performance criteria were not met, of 0.4 and 0.3 million shares for the three months ended June 30, 2012 and 2011, respectively, and 0.7 and 1.5 million shares for the six months ended June 30, 2012 and 2011, respectively.

3. Acquisitions

We acquired Metrics Sistemas de Informação, Serviços e Comércio Ltda. and Metrics Sistemas de Informação e Serviço Ltda. (“Metrics”) and FXcolors (“FX Colors”) during the second quarter of 2012. We acquired Cretaprint during the first quarter of 2012. These acquisitions were accounted for as purchase business combinations. In accordance with ASC 805, Business Combinations, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date based on the valuation performed by management with the assistance of a third party. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to enter the tile imaging market through the Cretaprint acquisition, the opportunity to utilize FX Colors technology in the development of our products, the opportunity to cross-sell Metrics and Cretaprint products to existing customers, the opportunity to sell PrintSmith, Pace, Monarch, and Radius products to Metrics and Cretaprint customers, and the positive reputation of Metrics and Cretaprint in the market.

We engaged a third party valuation firm to aid management in its analyses of the fair value of these acquired businesses. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party. The purchase price allocations are preliminary and subject to change within the respective measurement periods as valuations are finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired at the respective acquisition dates during the respective measurement periods. Measurement period adjustments determined to be material will be applied retrospectively to the appropriate acquisition date in our condensed consolidated financial statements and, depending on the nature of the adjustments, our operating results subsequent to the respective acquisition period could be affected.

Metrics

On April 10, 2012, we acquired privately held Metrics, headquartered in Sao Paolo, Brazil, for cash consideration of approximately $14.7 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Metrics provides business process automation software to medium-sized printing and packaging companies in Latin America. Support and operations of Metrics will be integrated into the Productivity Software operating segment, which will provide PrintSmith, Pace, Monarch, and Radius products, while continuing to support existing Metrics customers.

The fair value of the earnout was valued at $5.6 million on April 10, 2012, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include a discount rate of 6.4% and a probability-adjusted level of Metrics revenue. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. This contingent liability is reflected in the Condensed Consolidated Balance Sheet as of June 30, 2012, as a current liability of $2.6 million and a noncurrent liability of $2.5 million. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expenses.

FX Colors

On April 5, 2012, we acquired certain assets of FX Colors, a societe par actions simplifiee headquartered in Charnay-Les-Macon, France, for cash consideration of approximately $0.4 million. A portion of the consideration is contingent upon the achievement of certain milestones. FX Colors develops and provides technology and software for industrial printing. The FX Colors purchase price has been allocated to Existing Technology, with a useful life of three years.

Cretaprint

On January 10, 2012, we purchased privately held Cretaprint, headquartered in Castellon, Spain, for cash consideration of approximately $28.8 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Cretaprint is a leading developer and supplier of inkjet printers for ceramic tiles. This acquisition allows us to provide tile imaging as a product offering within our Industrial Inkjet operating segment.

The fair value of the earnout was valued at $18.3 million on January 10, 2012, by applying the income approach in accordance with ASC 805-30-25-5. Acquisition-related executive deferred compensation cost of $1.8 million at January 10, 2012, which is dependent on the continuing employment of a former shareholder, was applied against the earnout. Approximately $0.5 million of deferred compensation cost has been amortized as retention expense as of June 30, 2012 resulting in a net deferred compensation cost of $1.4 million that has been applied against the earnout. Key assumptions include a discount rate of 5.0% and a probability-adjusted level of Cretaprint revenue and gross profit. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability has been reflected in the Condensed Consolidated Balance Sheet as of June 30, 2012, as a current liability of $8.9 million and a noncurrent liability of $8.1 million. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expenses.

Valuation Methodology

Intangible assets acquired consist of customer relationships, existing technology, trade name, and backlog. Each valuation methodology assumes a discount rate between 13% and 17%.

Customer relationships and backlog were valued using the excess earnings method, which is an income approach. The value of customer relationships lies in the generation of a consistent and predictable revenue source and the avoidance of the costs associated with developing the relationships. Customer relationships were valued by estimating the revenue attributable to existing customer relationships and probability-weighted in each forecast year to reflect the uncertainty of maintaining existing relationships based on historical attrition rates.

The CretaPrint backlog represents unfulfilled customer purchase orders at the acquisition date that will provide a relatively secure revenue stream, subject only to potential customer cancellation. The backlog is expected to be fulfilled within one year.

Existing technology was valued using the relief from royalty method based on royalty rates for similar technologies. The value of existing technology is derived from consistent and predictable revenue, including the opportunity to cross-sell Cretaprint and Metrics products to existing customers and the avoidance of the costs associated with developing the technology. Revenue related to existing technology was adjusted in each forecast year to reflect the evolution of the technology and the cost of sustaining research and development required to maintain the technology.

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to each of these acquisitions at their respective acquisition dates is summarized as follows:

	Metrics		Cretaprint
	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation
Customer relationships	6 years	$5,690	5 years	$8,000
Existing technology	4 years	2,310	3 years	7,070
Trade name	3 years	280	6 years	4,970
Backlog	—	—	1 year	1,290
Goodwill	—	15,331	—	22,580

		23,611		43,910
Net tangible assets		(2,363)		3,292

Total purchase price		$21,248		$47,202

In conjunction with the Metrics acquisition, we entered into five-year non-competition agreements with certain selling shareholders. The non-competition agreements were valued at $0.6 million based on the “with and without” method, which is an income approach, by probability-adjusting revenue for the impact of this potential competition. In assessing the competitive impact without the non-competition agreements in place, it was assumed the selling shareholders could develop a competitive product in approximately three years. In assessing the competitive impact with the non-competition agreements in place, it was assumed that the selling shareholders would compete immediately following the end of the five-year non-compete period. The impact of this competition on our revenue for valuation purposes was assessed based on the cumulative probability of the selling shareholders’ ability, feasibility, and desire to compete and a discount rate of 15%. The value of the non-competition agreements will be amortized over a five-year period as a component of operating expenses.

Pro forma results of operations for these acquisitions have not been presented because they are not material to our consolidated results of operations. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes. Cretaprint and Metrics generate revenue and incur operating expenses in Euros and Brazilian reais, respectively. Accordingly, we have adopted the Euro and Brazilian real as the functional currency for Cretaprint and Metrics, respectively.

4. Balance Sheet Details

Inventories

Inventories, net of allowances, as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$33,097	$19,703
Work in process	4,655	3,547
Finished goods	23,452	21,538

	$61,204	$44,788

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers of $0.7 and $2.1 million at June 30, 2012 and December 31, 2011, respectively, is included in other current assets in our Condensed Consolidated Balance Sheets.

Financing Receivables

Our financing receivables consist of $0.8 and $0.6 million of trade receivables having a contractual maturity in excess of one year at June 30, 2012 and December 31, 2011, respectively. We do not expect to enter into receivables with similar terms in the future.

Product Warranty Reserves

Product warranty reserve activities for the six months ended June 30, 2012 and 2011 (in thousands) are as follows:

	2012	2011
Balance at January 1,	$8,877	$9,232
Accrued warranty assumed upon acquisition of Cretaprint	1,386	—
Provisions, net of releases	5,119	5,181
Settlements	(5,421)	(5,256)

Balance at June 30,	$9,961	$9,157

Other Comprehensive Income

The components of accumulated other comprehensive income as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Net unrealized investment gains	$194	$86
Currency translation gains (losses)	(127)	1,436
Other	(42)	(75)

Accumulated other comprehensive income	$25	$1,447

5. Investments and Fair Value Measurements

We invest our excess cash on deposit with major banks in money market securities, U.S. government and sponsored entity securities, foreign government securities, corporate debt securities, municipal securities, and mortgage-backed residential securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in the Condensed Consolidated Balance Sheets.

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

Our available-for-sale short-term investments as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2012
U.S. Government securities and sponsored entities	$17,715	$60	$—	$17,775
Foreign government securities	2,003	—	(2)	2,001
Corporate debt securities	56,855	248	(7)	57,096
Municipal securities	805	—	(1)	804
Mortgage-backed securities – residential	12,855	58	(38)	12,875

Total short-term investments	$90,233	$366	$(48)	$90,551

December 31, 2011
U.S. Government securities and sponsored entities	$21,366	$85	$(10)	$21,441
Foreign government securities	3,782	—	(4)	3,778
Corporate debt securities	62,218	182	(117)	62,283
Mortgage-backed securities – residential	11,592	48	(42)	11,598

Total short-term investments	$98,958	$315	$(173)	$99,100

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Foreign government securities	$2,001	$(2)	$—	$—	$2,001	$(2)
Corporate debt securities	8,660	(7)	—	—	8,660	(7)
Municipal securities	804	(1)	—	—	804	(1)
Mortgage-backed securities – residential	5,460	(25)	556	(13)	6,016	(38)

Total	$16,925	$(35)	$556	$(13)	$17,481	$(48)

December 31, 2011
U.S. Government securities and sponsored entities	$3,510	$(10)	$—	$—	$3,510	$(10)
Foreign government securities	3,778	(4)	—	—	3,778	(4)
Corporate debt securities	16,708	(108)	1,006	(9)	17,714	(117)
Mortgage-backed securities – residential	3,508	(42)	1	—	3,509	(42)

Total	$27,504	$(164)	$1,007	$(9)	$28,511	$(173)

For fixed income securities that have unrealized losses as of June 30, 2012, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, we have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of June 30, 2012 were temporary in nature.

Amortized cost and estimated fair value of investments at June 30, 2012 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$43,230	$43,339
Mature in one to three years	47,003	47,212

Total short-term investments	$90,233	$90,551

For the three months ended June 30, 2012 and 2011, net realized losses of $0.1 million and $0, respectively, from sales of investments were recognized in interest and other income (expense), net. For the six months ended June 30, 2012 and 2011, net realized gains (losses) of $(0.1) and $0.1 million, respectively, from sales of investments were recognized in interest and other income (expense), net. As of June 30, 2012 and December 31, 2011, net unrealized gains of $0.3 and $0.1 million, respectively, were included in OCI in the accompanying unaudited Condensed Consolidated Balance Sheets.

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

Our investments have been presented in accordance with the fair value hierarchy specified in ASC 820 as of June 30, 2012 and December 31, 2011 in order of liquidity as follows (in thousands):

		Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
June 30, 2012
Assets:
Money market funds	$12,904	$12,904	$—	$—
U.S. Government securities and sponsored entities	17,775	7,363	10,412	—
Foreign government securities	2,001	—	2,001	—
Corporate debt securities	68,659	—	68,621	38
Municipal securities	804	—	804	—
Mortgage-backed securities – residential	12,875	—	12,875	—

	$115,018	$20,267	$94,713	$38

Liabilities:
Contingent consideration, current and noncurrent	$29,573	$—	$—	$29,573
Self-insurance	1,878	—	—	1,878

	$31,451	$—	$—	$31,451

December 31, 2011
Assets:
Money market funds	$50,532	$50,532	$—	$—
U.S. Government securities and sponsored entities	21,441	9,194	12,247	—
Foreign government securities	3,778	—	3,778	—
Corporate debt securities	62,283	—	62,239	44
Mortgage-backed securities – residential	11,598	—	11,598	—

	$149,632	$59,726	$89,862	$44

Liabilities:
Contingent consideration, current and noncurrent	$8,704	$—	$—	$8,704
Self-insurance	1,640	—	—	1,640

	$10,344	$—	$—	$10,344

Money market funds consist of $12.9 and $50.5 million, which have been classified as cash equivalents as of June 30, 2012 and December 31, 2011, respectively. Corporate debt securities include $11.6 million, which have been classified as cash equivalents as of June 30, 2012.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets. Money market mutual funds are actively traded at $1 per share Net Asset Value. There have been no transfers between Level 1 and 2 during the six months ended June 30, 2012 and 2011.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs, which are directly or indirectly observable.

The rollforward of Level 3 investments is not provided due to immateriality. Changes in unobservable inputs to the fair value measurement of Level 3 investments on a recurring basis will not result in a significantly higher or lower fair value measurement.

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

Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the six months ended June 30, 2012 and 2011. Accumulated other-than-temporary credit-related impairments charged to retained earnings and interest and other income (expense), net, consists of the following:

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income (Expense), Net	TOTAL
Accumulated impairments, net, attributable to assets still held at June 30, 2012	$58	$824	$882

Liabilities for Contingent Consideration

Acquisition-related current and noncurrent liabilities for contingent consideration (i.e., earnouts) are related to the acquisitions of Metrics, FX Colors, and Cretaprint in 2012; Alphagraph, Entrac Technologies, Inc. (“Entrac”), and Streamline Development LLC (“Streamline”) in 2011; and Radius Solutions Incorporated (“Radius”) in 2010. The fair value of these earnouts is estimated to be $29.6 and $8.7 million as of June 30, 2012 and December 31, 2011, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.9% and 6.4%, achievement of acquisition-related executive deferred compensation cost, and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Acquisition-related executive deferred compensation cost of $1.4 million, which is dependent on the continuing employment of a former shareholder, has been applied against the earnout as of June 30, 2012. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of June 30, 2012, as a current liability of $15.6 million and a noncurrent liability of $14.0 million.

The 2012 Entrac earnout performance target was not achieved due to the delayed launch of MiniNet 5, which is Entrac’s next generation software. Consequently, the fair value of the Entrac earnout decreased by $1.4 million as of June 30, 2012. The 2011 Radius earnout performance target was achieved. Consequently, the fair value of the Radius earnout increased by $1.5 million as of December 31, 2011. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Fair value of contingent consideration at January 1, 2011	$2,744
Fair value of Streamline contingent consideration at February 16, 2011	1,320
Fair value of Entrac contingent consideration at July 25, 2011	2,730
Fair value of Alphagraph contingent consideration at December 6, 2011	2,588
Changes in valuation	1,538
Payment	(2,125)
Foreign currency adjustment	(91)

Fair value of contingent consideration at December 31, 2011	$8,704

Fair value of Cretaprint contingent consideration at January 10, 2012	$16,445
Fair value of FX Colors contingent consideration at April 5, 2012	190
Fair value of Metrics contingent consideration at April 10, 2012	5,582
Deferred compensation cost dependent on future employment	456
Changes in valuation	(810)
Payment	(252)
Foreign currency adjustment	(742)

Fair value of contingent consideration at June 30, 2012	$29,573

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

We assessed the probability of achieving the revenue and gross profit performance targets for the contingent consideration associated with each acquisition at percentage levels between 70% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. Achievement of probability-adjusted revenue of 5% less than the level assumed in the respective valuations would result in a decrease in the earnout liability of approximately $1.6 million resulting in a decrease in general and administrative expense. Likewise, a change in the discount rate of one percentage point results in either an increase or decrease in the fair value of contingent consideration of approximately $0.4 million.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125,000 per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.9 and $1.6 million as of June 30, 2012 and December 31, 2011, respectively, which are not discounted, based upon an examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual at June 30, 2012 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred, which are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

Fair value of self-insurance liability at January 1, 2011	$—
Additions to reserve	11,840
Employee contributions	2,710
Less: insurance claims and administrative fees paid	(12,910)

Fair value of self-insurance liability at December 31, 2011	$1,640

Additions to reserve	5,920
Employee contributions	1,360
Less: insurance claims and administrative fees paid	(7,042)

Fair value of self-insurance liability at June 30, 2012	$1,878

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

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities under ASC 820. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The fair value of our derivative assets and liabilities having notional amounts of $2.7 and $3.5 million as of June 30, 2012 and December 31, 2011, respectively, was not material.

6. Short-term Borrowings

Short-term borrowings of $6.9 million were assumed in the acquisition of Cretaprint on January 10, 2012. We repaid $6.7 million of these borrowings during the six months ended June 30, 2012 resulting in the following short-term borrowing remaining outstanding at June 30, 2012, net of foreign currency translation adjustments (in thousands, except for weighted average interest rates):

	June 30, 2012		January 10, 2012
Description	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding
Notes payable to banks	$280	5.0%	$2,085
Lines of credit	—	4.5%	4,790

	$280		$6,875

Cretaprint had 5.5 million Euros (or approximately $7.0 million) available under these lines of credit at June 30, 2012.

7. Income taxes

Our tax provision before discrete charges and benefits is reconciled to our recorded tax provision for the three and six months ended June 30, 2012 and 2011 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Provision for income taxes before discrete items	$2.6	$0.8	$5.2	$2.9
Interest related to unrecognized tax benefits	0.1	0.1	0.2	0.2
Benefit related to restructuring and other expenses	(0.3)	(0.1)	(0.6)	(0.6)
Benefit related to acquisition expenses	—	(0.1)	—	(0.3)
Tax deductions related to ESPP dispositions	(0.1)	(0.1)	(0.4)	(0.4)
Benefit related to reversals of uncertain tax positions due to statute of limitation expirations	(0.3)	—	(0.3)	—

Provision for income taxes	$2.0	$0.6	$4.1	$1.8

Without the discrete charges and benefits described above, the increase in the tax provision for the three and six months ended June 30, 2012, compared with the same periods in the prior year, is due primarily to the expiration of the federal research and development tax credit and increased profitability before income taxes.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2011, lower taxes on permanently re-invested foreign earnings in both years, and the tax effects of stock-based compensation expense in both years pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes.

As of June 30, 2012 and December 31, 2011, total unrecognized tax benefits were $38.9 and $35.6 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. It is reasonably possible that our unrecognized tax benefits will decrease up to $8.8 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision. As of June 30, 2012 and December 31, 2011, we accrued $1.9 and $1.7 million, respectively, for potential payments of interest and penalties.

As of June 30, 2012 and December 31, 2011, we were subject to examination by the Internal Revenue Service for the 2007-2011 tax years, state tax jurisdictions for the 2007-2011 tax years, and the Netherlands tax authority for the 2009-2011 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are liable to make payments to acquired company stockholders based on the achievement of specified performance targets. The fair value of these earnouts is estimated to be $29.6 and $8.7 million as of June 30, 2012 and December 31, 2011, respectively, by applying the income approach in accordance with ASC 805-30-25-5. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of June 30, 2012 as a current liability of $15.6 million and a noncurrent liability of $14.0 million. The potential undiscounted amount of all future contingent consideration cash payments that we could be required to make, beyond amounts currently accrued, is $5.5 million as of June 30, 2012.

The 2012 Entrac earnout performance target was not achieved. Consequently, the fair value of the Entrac earnout decreased by $1.4 million as of June 30, 2012. The 2011 Radius earnout performance target was achieved. Consequently, the fair value of the Radius earnout increased by $1.5 million as of December 31, 2011. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Lease Commitments

As of June 30, 2012, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

We have accrued a contingent liability of $1.9 and $1.6 million as of June 30, 2012 and December 31, 2011, respectively, which represents an allocation of the ultimate claims cost that will be incurred through year end. Since we changed the administrator of our self-insurance in 2012, we estimated the undiscounted liability based upon analysis of historical data supplied by the insurance carrier that was previously administering our plan. We will further refine our accrual at year end based upon appropriate actuarial analysis and estimates. The primary estimates used in the development of our accrual at June 30, 2012 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

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

As of June 30, 2012, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

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

In a subsequent decision, the Mannheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst’s appeal of this decision took place on October 26, 2011 in Karlsruhe, Germany. On December 21, 2011, the Higher Regional Court of Karlsruhe upheld the lower court’s decision, invalidating Durst’s utility model right. Durst filed a request for further appeal of this decision in the German Supreme Court, but withdrew that request in April 2012. Thus, the lower court’s decision invalidating the utility model right is final and as such, it is no longer possible to incur a loss in this matter. The Mannheim court has awarded EFI restitution of costs of approximately 62 thousand Euros to be paid by Durst.

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

In May 2011, Mr. Claramonte filed an action against Cretaprint in the Commercial Court in Valencia, Spain, alleging, among other things, that certain Cretaprint products infringe a patent held by Mr. Claramonte. In the Cretaprint purchase agreement, the former owners of Cretaprint fully indemnify EFI against this potential liability in the event that Claramonte prevails in any claim, demand, or action against Cretaprint. The trial date is currently scheduled for October 4, 2012.

We accrued the contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date. In addition, we accrued a contingent asset reflecting an indemnification arrangement to recover a portion of the expense from the former shareholders. The net obligation accrued in the opening balance sheet on the acquisition date is 2.5 million Euros (or approximately $3.2 million).

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

Subsequently, a consolidated action was entered between EFI and its four excess D&O insurers involving a dispute over the proper interpretation of the insurance agreements with respect to the settlement of the derivative actions. EFI sought damages against the excess insurers, alleging that the insurers acted in bad faith and breached the insurance agreements by refusing to contribute financially to the settlement of the derivative action. Pursuant to a settlement executed in April 2012, EFI received an additional $0.3 million in insurance proceeds, net of legal fees and costs.

Other Matters

As of June 30, 2012, we are also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

Productivity Software, which we previously referred to as Advanced Professional Print Software, consists of our business process automation software, including Monarch (formerly Hagen), PSI, Logic, PrintSmith, and PrintFlow; Pace, our business process automation software that is available in a cloud-based environment; Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; Radius, our business process automation software for label and packaging printers; PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; Prism and Metrics, our business process automation software for the printing and packaging industry; and Alphagraph, which includes business process automation solutions for the graphic arts industry.

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

Summary gross profit information, excluding stock-based compensation expense, for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Industrial Inkjet
Revenue	$79,820	$57,244	$154,912	$108,279
Gross profit	32,215	21,486	61,701	39,921
Gross profit percentages	40.4%	37.5%	39.8%	36.9%
Productivity Software
Revenue	$25,722	$19,332	$49,791	$35,986
Gross profit	18,500	13,549	35,665	24,885
Gross profit percentages	71.9%	70.1%	71.6%	69.2%
Fiery
Revenue	$58,359	$64,586	$119,254	$136,950
Gross profit	39,312	43,983	80,626	93,159
Gross profit percentages	67.4%	68.1%	67.6%	68.0%

A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment gross profit	$90,027	$79,018	$177,992	$157,965
Stock-based compensation expense	(235)	(441)	(533)	(677)

Gross profit	$89,792	$78,577	$177,459	$157,288

Tangible and intangible assets, net of liabilities, are summarized by operating segment as of June 30, 2012 and December 31, 2011 as follows (in thousands):

June 30, 2012	Industrial Inkjet	Productivity Software	Fiery
Goodwill	$58,864	$77,361	$64,289
Identified intangible assets, net	45,204	27,849	3,713
Tangible assets, net of liabilities	82,425	(12,734)	32,846

Net tangible and intangible assets	$186,493	$92,476	$100,848

December 31, 2011
Goodwill	$36,508	$63,403	$64,412
Identified intangible assets, net	28,483	23,520	3,989
Tangible assets, net of liabilities	66,841	(2,740)	40,896

Net tangible and intangible assets	$131,832	$84,183	$109,297

Operating segment assets exclude corporate assets, such as cash and cash equivalents, short-term and long-term investments, and taxes payable.

Information about Geographic Areas

Our revenue originates in the U.S., the Netherlands, Germany, Japan, the U.K., Spain, Brazil, Australia, and New Zealand. We report revenue by geographic area based on ship-to destination. Shipments to some of our significant printer manufacturer/distributor customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain.

Our revenue by ship-to destination for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Americas	$82,725	$82,854	$164,906	$157,046
Europe, Middle East and Africa (“EMEA”)	51,560	42,643	106,686	87,181
Asia Pacific (“APAC”)	29,616	15,665	52,365	36,988
Japan	7,867	9,499	14,819	21,320
Rest of world (“ROW”)	21,749	6,166	37,546	15,668

Total revenue	$163,901	$141,162	$323,957	$281,215

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our Condensed Consolidated Balance Sheet. As permitted, foreign exchange contracts with notional amounts of $2.7 and $3.5 million and net asset/liability fair values that are immaterial have been designated for hedge accounting treatment at June 30, 2012 and December 31, 2011, respectively. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated sales in Europe, Japan, the U.K., Brazil, Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., Brazil, and Australia. We hedge our operating expense exposure in Indian rupees. As of June 30, 2012, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

Foreign currency derivative contracts with notional amounts of $2.7 and $3.5 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at June 30, 2012 and December 31, 2011, respectively. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statement of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

11. Restructuring and Other

We incurred restructuring and integration charges, which were primarily associated with the Metrics and Cretaprint acquisitions during the six months ended June 30, 2012 and primarily associated with our Streamline acquisition during the six months ended June 30, 2011, which have been expensed in accordance with ASC 805 and ASC 420, Exit or Disposal Cost Obligations. We have also incurred restructuring charges related to facility closures and relocations. These charges relate to one of many cost reduction actions undertaken to lower our quarterly operating expense run rate. The restructuring plans are accounted for in accordance with ASC 420 and ASC 820.

We recorded restructuring and other charges of $1.2 and $2.3 million for the three and six months ended June 30, 2012, respectively, and $0.4 and $1.7 million for the three and six months ended June 30, 2011, respectively, primarily consisting of restructuring, severance, retention, and charges to downsize or relocate our facilities. Restructuring and severance charges of $0.3 and $1.1 million related to head count reductions of 16 and 44 for the three and six months ended June 30, 2012, respectively, and $0.2 and $1.3 million related to head count reductions of 8 and 29 for the three and six months ended June 30, 2011, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs. Integration expenses of $0.8 million were incurred during the three and six months ended June 30, 2012, primarily related to the Metrics, Cretaprint, and Prism acquisitions, and $0.1 million for the three and six months ended June 30, 2011, primarily related to the Streamline acquisition. Retention expenses of $0.2 and $0.5 million were accrued during the three and six months ended June 30, 2012, respectively, associated with the Cretaprint acquisition. Facilities reduction costs of $0.4 million were incurred during the six months ended June 30, 2011, primarily related to the Streamline acquisition and facilities relocations.

Restructuring and other reserve activities for the six months ended June 30, 2012 and 2011 are summarized as follows (in thousands):

	Six months ended June 30,
	2012	2011
Reserve balance at January 1,	$1,870	$1,795
Restructuring charges	785	881
Other charges	1,465	832
Non-cash acquisition-related compensation costs and restructuring	(456)	(55)
Cash payments	(2,152)	(2,040)

Reserve balance at June 30,	$1,512	$1,413

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

Stock-based compensation expense related to stock options, ESPP purchases, RSUs, and RSAs under ASC 718 for the three and six months ended June 30, 2012 and 2011 is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Employee stock options	$324	$939	$462	$1,335
Non-vested RSUs and RSAs	3,965	5,155	7,896	9,145
ESPP	477	1,010	1,075	1,795

Total stock-based compensation	4,766	7,104	9,433	12,275
Tax effect on stock-based compensation	(1,329)	(2,259)	(2,861)	(3,730)

Net effect on net income	$3,437	$4,845	$6,572	$8,545

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

No stock options have been granted in 2012. The estimated per share weighted average fair value of stock options granted and the assumptions used to estimate fair value for the three and six months ended June 30, 2011 are as follows:

	2011
	Three months ended June 30,	Six months ended June 30,
Weighted average fair value per share	$6.80	$6.80
Expected volatility	47.7%	47.7%
Risk-free interest rate	1.4%	1.4%
Expected term (in years)	4.00	4.00

No ESPP purchases occurred during the three months ended June 30, 2012 and 2011. The estimated per share weighted average fair value of ESPP shares issued and the assumptions used to estimate fair value for the six months ended June 30, 2012 and 2011 are as follows:

	Six months ended June 30,
	2012	2011
Weighted average fair value per share	$5.64	$4.77
Expected volatility	38% - 49%	33% - 42%
Risk-free interest rate	0.1% - 0.2%	0.2% - 0.6%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable as of June 30, 2012 and activity for the six months ended June 30, 2012 are summarized below (in thousands, except for weighted average exercise price and contractual term):

	Six months ended June 30, 2012
	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2012	2,453	$14.67
Options granted	—	—
Options forfeited and expired	(198)	15.38
Options exercised	(732)	15.86

Options outstanding at June 30, 2012	1,523	$14.00	3.89	$4,263

Options vested and expected to vest at June 30, 2012	1,461	$14.08	3.84	$4,005

Options exercisable at June 30, 2012	984	$14.93	3.27	$2,089

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at June 30, 2012.

Non-vested RSUs as of June 30, 2012 and activity during the six months ended June 30, 2012 are summarized below (shares in thousands):

Non-vested shares	Shares	Weighted average grant date fair value
Non-vested at January 1, 2012	2,502	$13.60
Restricted stock granted	740	16.44
Restricted stock vested	(458)	14.76
Restricted stock forfeited	(94)	13.58

Non-vested at June 30, 2012	2,690	$14.18

The performance-based RSAs vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan. The unrecognized compensation expense of $0.1 million related to non-vested RSAs was recognized during the quarter ended March 31, 2011.

The grant date fair value of RSUs vested during the six months ended June 30, 2012 was $6.8 million. The aggregate intrinsic value at June 30, 2012 for RSUs expected to vest was $39.3 million and the remaining weighted average vesting period was 1.0 years. Aggregate intrinsic value for RSUs expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of June 30, 2012.

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

Performance-based and Market-based Stock Options and RSUs

RSUs granted during the six months ended June 30, 2012 included 282,850 performance-based RSUs, which vest when specified performance criteria are met based on 2012 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $4.9 million, which is being amortized over their service periods of 1.0 year. The probability of achieving these awards was determined based on a review of the actual results achieved by each business unit during the six months ended June 30, 2012 compared with the 2012 operating plan as well as the overall strength of the business unit within the EFI organization. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the year, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. As of June 30, 2012, 282,850 performance-based RSUs remain outstanding.

RSUs granted during the six months ended June 30, 2012 included 191,594 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2012 and the second quarter of 2015; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $3.0 million, which is being amortized over their average derived service periods of 3.0 years. The probability of achieving these awards was determined based on a review of the actual results achieved by each business unit during the six months ended June 30, 2012 compared with the 2012 operating plan as well as the overall strength of the business unit within the EFI organization. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the year, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. As of June 30, 2012, 191,594 performance-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2011 included 90,000 market-based RSUs, which vest when our average closing stock price exceeds defined multiples of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. If these multiples are not achieved by January 5, 2018, the awards are forfeited. The grant date fair value is estimated to be $1.1 million and is being amortized over the average derived service period of 3.93 years. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 2.9% and an implied volatility of 40%. On May 10, 2011, 28,000 market-based RSUs vested due to achievement of the threshold multiple of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. As of June 30, 2012, 62,000 market-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2011 included 323,600 performance-based RSUs, which vest when specified performance criteria are met based on 2011 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $5.0 million, which was being amortized over their service periods of 1.0 year. The performance criteria was achieved with respect to approximately 92% of these RSUs as of December 31, 2011. Accordingly, these RSUs vested on February 9, 2012 when the associated service requirements were met.

RSUs granted during the year ended December 31, 2011 included 195,156 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2011 and the second quarter of 2014; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $3.0 million, which is being amortized over their average derived service periods of 3.0 years. The probability of achieving these awards was determined based on a review of the actual results achieved by each business unit during the six months ended June 30, 2012 compared with the 2012 operating plan as well as the overall strength of the business unit within the EFI organization. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the year, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. On May 23, 2012, 64,909 performance-based RSUs vested due to achievement of the threshold level of revenue and non-GAAP operating income targets during four consecutive quarters between the second quarter of 2011 and the first quarter of 2012. As of June 30, 2012, 129,785 performance-based RSUs remain outstanding.

RSUs and stock options granted during the year ended December 31, 2009 included 98,000 market-based RSUs and 294,076 market-based stock options. These awards vest when our average closing stock price exceeds defined multiples of the June 18, 2009 or August 28, 2009 closing stock prices for 20 consecutive trading days. If these multiples are not achieved by June 18, 2016 or August 28, 2016, the awards are forfeited. The grant date fair value is estimated to be $0.9 million for the RSUs and $1.7 million for the stock options, which are being amortized over their average derived service periods of 4.35 and 4.88 years, respectively. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and 3.1%, respectively, and an implied volatility of 50%. On January 3 and 10, 2011, an aggregate of 29,335 market-based RSUs vested due to achievement of the threshold multiple of the June 18, 2009 and August 28, 2009 closing stock prices for 20 consecutive trading days. On April 27, 2011, 59,598 of these market-based stock options vested due to achievement of the threshold multiple. As of June 30, 2012, 48,665 market-based RSUs and 131,118 market-based stock options remain outstanding.

Stock options granted during the year ended December 31, 2009 included 32,674 performance-based stock options. These performance-based stock options vest when our annual non-GAAP return on equity exceeds defined thresholds of the 2008 non-GAAP return on equity. Non-GAAP return on equity is defined as non-GAAP net income divided by stockholders’ equity. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain recurring and non-recurring expenses, and the tax effects of these adjustments. If these defined thresholds are not achieved by August 28, 2016, the stock options are forfeited. The grant date fair value is estimated to be $0.1 million, which is being amortized over the average derived service period of 3.71 years. On December 31, 2011, 5,298 of these performance-based stock options vested due to achievement of the initial non-GAAP return on equity growth threshold. The performance-based stock options were valued using the BSM valuation model. As of June 30, 2012, 15,540 performance-based stock options remain outstanding.

13. Common Stock Repurchase Programs

In February 2011, our board of directors authorized a $30 million repurchase of our outstanding common stock. In August 2011, our board of directors authorized an additional $30 million repurchase of our outstanding common stock. Under these publicly announced plans, we have made no purchases during the six months ended June 30, 2012.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs and RSAs. Employees surrendered 448 and 548 thousand shares for an aggregate purchase price of $7.8 and $9.5 million for the three and six months ended June 30, 2012, respectively, and 23 and 218 thousand shares for an aggregate purchase price of $0.4 and $3.3 million for the three and six months ended June 30, 2011, respectively.

These repurchased shares are recorded as treasury stock and are accounted for under the cost method thereby reducing shares outstanding. None of these repurchased shares of common stock have been cancelled. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

Note 14: Sale of Land and Building

On July 18, 2012, we entered into a Purchase and Sale Agreement and Joint Escrow Instructions (“Sale Agreement”) with Gilead Sciences, Inc. (“Gilead”), under which certain real property and improvements and other related assets will be sold to Gilead for a total price of $180 million, subject to various closing conditions. The transaction is expected to close in October 2012. The property to be sold includes approximately four acres of land, the 294,000 square foot office building located at 303 Velocity Way, Foster City, California, and certain other assets related to the property.

Gilead agreed to deposit in escrow, within three business days after the date of the Sale Agreement, $5 million toward the purchase price. On or prior to the expiration of an approximately 90-day due diligence period, which may be extended under certain circumstances not to exceed an aggregate of 180 days, Gilead may terminate the Sale Agreement in its sole discretion and receive a refund of the deposit.

When the transaction closes, the property will be subject to a leaseback of up to one year for which rent is not required to be paid. This constitutes a form of continuing involvement that will prevent gain recognition until we vacate the building. Until that time, the proceeds from the sale will be accounted for as a current liability on our balance sheet in accordance with the deposit method of accounting for real estate transactions.

As a result of the sale to Gilead, assets held for sale of approximately $62 million will be classified as current assets until we recognize the gain. Assets held for sale will include $56.9 million of funds pledged with respect to the synthetic lease of the 303 Velocity Way facility, $2.9 million of related land, $2.1 million of leasehold and land improvements, and $0.4 million of previously capitalized lease financing and other costs. We expect to incur approximately $2 million of direct costs associated with this transaction.

In accordance with ASC 360-10-45-11, Property, Plant and Equipment Other Presentation Matters, we have presented these assets as held and used in our balance sheet as of June 30, 2012 as the assets held for sale criteria was met after the balance sheet date.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the six months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three and six months ended June 30, 2012 were as follows:

•

Our results for the three and six months ended June 30, 2012 reflect revenue growth, gross margin improvement, and reduced operating expenses as a percentage of revenue. We completed our acquisitions of Metrics and Cretaprint in 2012. We completed our acquisitions of Alphagraph, Prism Group Holdings Limited (“Prism”), Entrac, and Streamline in 2011. Their results are included in our results of operations subsequent to their respective acquisition dates.

•

Our consolidated revenue increased by 16% and 15%, or $22.7 and $42.7 million, during the three and six months ended June 30, 2012, respectively, compared with the three and six months ended June 30, 2011. Industrial Inkjet and Productivity Software revenue increased by $22.6 and $6.4 million during the three months ended June 30, 2012, respectively, and by $46.6 and $13.8 million, during the six months ended June 30, 2012, respectively, as compared with the same periods in the prior year. Fiery revenue decreased by $6.2 and $17.7 million during the three and six months ended June 30, 2012, respectively, as compared with the same periods in the prior year.

•

Industrial Inkjet revenue increased by 39% and 43% during the three and six months ended June 30, 2012, respectively, compared with the three and six months ended June 30, 2011. The Industrial Inkjet revenue increase was due to increased sales of super-wide and wide format UV printers and UV ink as well as the acquisition of Cretaprint, which closed during the first quarter of 2012 enabling our entry into the tile imaging market. The UV printer and ink revenue increase resulted from the ongoing migration of analog to digital and solvent to UV and strong demand for our GS3250LX UV-curing digital inkjet printer incorporating “cool cure” LED technology. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

•

Productivity Software revenue increased by 33% and 38% during the three and six months ended June 30, 2012, respectively, compared with the three and six months ended June 30, 2011. Productivity Software revenue benefited from our acquisition of Prism, which closed during the third quarter of 2011, our acquisition of Alphagraph, which closed during the fourth quarter of 2011, and our acquisition of Metrics, which closed during the second quarter of 2012, as well as increased Monarch license revenue. The acquisition of Metrics has increased the Latin American presence of our Productivity Software business and the acquisitions of Prism and Alphagraph in 2011 and Radius in 2010 have increased the international presence of our Productivity Software business. Our acquisitions have significantly increased our recurring maintenance revenue base.

•

Fiery revenue decreased by 10% and 13% during the three and six months ended June 30, 2012, respectively, compared with the three and six months ended June 30, 2011. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue decline is primarily due to delayed new product launches by these printer manufacturers.

•

Our gross profit percentage decreased by 0.9 and 1.1 percentage points during the three and six months ended June 30, 2012, respectively, compared with the three and six months ended June 30, 2011 primarily due to the change in mix between our operating segments. Our lower margin Industrial Inkjet operating segment revenue increased from 38% of consolidated revenue during the six months ended June 30, 2011 to 48% of consolidated revenue during the six months ended June 30, 2012. Meanwhile, our higher margin Fiery operating segment revenue decreased from 49% of consolidated revenue during the six months ended June 30, 2011 to 37% of consolidated revenue during the six months ended June 30, 2012. The unfavorable impact of the change in mix was partially offset by our improved gross profit percentage in the Industrial Inkjet and Productivity Software segments.

•

Operating expenses were 48% and 49% of revenue during the three and six months ended June 30, 2012, respectively, compared to 53% of revenue during the three and six months ended June 30, 2011. Operating expenses increased by $4.2 and $10.5 million during the three and six months ended June 30, 2012, respectively, compared with the three and six months ended June 30, 2011, but decreased as a percentage of revenue due to the 16% and 15% increase in revenue during the three and six months ended June 30, 2012, respectively. The increase in operating expenses was primarily driven by head count increases related to our business acquisitions, commission payments resulting from increased revenue, and increased trade show spending due to Drupa, which is a European trade show that is held once every four years.

•

Interest and other income (expense), net, decreased from a gain of $0.8 million during the three months ended June 30, 2011, to a loss of $1.3 million during the three months ended June 30, 2012. This foreign currency fluctuation was primarily driven by a $1.7 million foreign exchange loss resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees) as a result of a strengthening U.S. dollar compared with a $0.4 million foreign exchange gain in the prior year.

•

Interest and other income (expense), net, decreased from a gain of $3.2 million during the six months ended June 30, 2011, to a loss of $0.8 million during the six months ended June 30, 2012. This foreign currency fluctuation was primarily driven by a $1.4 million foreign exchange loss resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees) as a result of a strengthening U.S. dollar compared with a $2.4 million foreign exchange gain in the prior year.

•

During the three and six months ended June 30, 2012, we recognized tax provisions of $2.0 and $4.1 million on pre-tax operating income of $9.1 and $17.3 million compared to $0.6 and $1.8 million recognized during the three and six months ended June 30, 2011 on pre-tax operating income of $4.2 and $11.6 million. The increased tax provision primarily related to the expiration of the federal research and development tax credit and increased profitability before income taxes.

Results of Operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three and six months ended June 30, 2012 and 2011. These operating results are not necessarily indicative of our results for any future period.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	100%	100%	100%	100%
Gross profit	55	56	55	56
Operating expenses:
Research and development	18	21	19	20
Sales and marketing	19	21	19	21
General and administrative	7	9	7	9
Restructuring and other	1	—	1	1
Amortization of identified intangibles	3	2	3	2

Total operating expenses	48	53	49	53

Income from operations	7	3	6	3
Interest and other income (expense), net	(1)	1	(1)	1

Income before income taxes	6	4	5	4
Provision for income taxes	(2)	(1)	(1)	(1)

Net income	4%	3%	4%	3%

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

•

“Productivity Software,” which we previously referred to as Advanced Professional Print Software, consists of our business process automation software, including Monarch (formerly Hagen), PSI, Logic, PrintSmith, and PrintFlow; Pace, our business process automation software that is available in a cloud-based environment; Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; Radius, our business process automation software for label and packaging printers; PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; Prism and Metrics, our business process automation software for the printing and packaging industry; and Alphagraph, which includes business process automation solutions for the graphic arts industry.

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

On a sequential basis, revenue during the second quarter of 2012 increased by $3.8 million, or 2%, compared to first quarter 2012 results, due to increased Industrial Inkjet and Productivity Software revenue, partially offset by decreased Fiery revenue. The Industrial Inkjet sequential revenue increase of 6% was primarily due to Cretaprint tile imaging printer revenue. The Productivity Software sequential revenue increase of 7% was primarily due to internally generated growth, as well as the acquisition of Metrics, which closed during the second quarter of 2012. Fiery revenue decreased 4% sequentially.

Revenue by Operating Segment for the Three Months Ended June 30, 2012 and 2011

Our revenue by operating segment for the three months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three months ended June 30,
	2012	Percent of total	2011	Percent of total	Change
					$	%
Industrial Inkjet	$79,820	48%	$57,244	40%	$22,576	39%
Productivity Software	25,722	16	19,332	14	6,390	33
Fiery	58,359	36	64,586	46	(6,227)	(10)

Total revenue	$163,901	100%	$141,162	100%	$22,739	16%

Overview

Our consolidated revenue increased by approximately 16%, or $22.7 million, from $141.2 million for the three months ended June 30, 2011 to $163.9 million for the three months ended June 30, 2012 consisting of increased Industrial Inkjet and Productivity Software revenue of $22.6 and $6.4 million, respectively, partially offset by decreased Fiery revenue of $6.2 million.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 39% during the three months ended June 30, 2012, compared with the three months ended June 30, 2011. The Industrial Inkjet revenue increase was due to increased sales of super-wide and wide format UV printers and UV ink as well as the acquisition of Cretaprint, which closed during the first quarter of 2012 enabling our entry into the tile imaging market. The UV printer and ink revenue increase resulted from the ongoing migration of analog to digital and solvent to UV and strong demand for our GS3250LX UV-curing digital inkjet printer incorporating “cool cure” LED technology. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

Productivity Software Revenue

Productivity Software revenue increased by 33% during the three months ended June 30, 2012, compared with the three months ended June 30, 2011. Productivity Software revenue benefited from our acquisition of Prism, which closed during the third quarter of 2011, our acquisition of Alphagraph, which closed during the fourth quarter of 2011, and our acquisition of Metrics, which closed during the second quarter of 2012, as well as increased Monarch license revenue. The acquisition of Metrics has increased the Latin American presence of our Productivity Software business and the acquisitions of Prism and Alphagraph in 2011 and Radius in 2010 have increased the international presence of our Productivity Software business and significantly expanded our customer base. Our acquisitions have significantly increased our recurring maintenance revenue base.

Fiery Revenue

Fiery revenue decreased by 10% during the three months ended June 30, 2012, compared with the three months ended June 30, 2011. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue decline is primarily due to delayed new product launches by these printer manufacturers.

Revenue by Operating Segment for the Six Months Ended June 30, 2012 and 2011

Our revenue by operating segment for the six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Six months ended June 30,
	2012	Percent of total	2011	Percent of total	Change
					$	%
Industrial Inkjet	$154,912	48%	$108,279	38%	$46,633	43%
Productivity Software	49,791	15	35,986	13	13,805	38
Fiery	119,254	37	136,950	49	(17,696)	(13)

Total revenue	$323,957	100%	$281,215	100%	$42,742	15%

Overview

Our consolidated revenue increased by approximately 15%, or $42.7 million, from $281.2 million for the six months ended June 30, 2011 to $324.0 million for the six months ended June 30, 2012 consisting of increased Industrial Inkjet and Productivity Software revenue of $46.6 and $13.8 million, respectively, partially offset by decreased Fiery revenue of $17.7 million.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 43% during the six months ended June 30, 2012, compared with the six months ended June 30, 2011. The Industrial Inkjet revenue increase was due to increased sales of super-wide and wide format UV printers, and UV ink as well as the acquisition of Cretaprint, which enabled our entry into the tile imaging market.

Productivity Software Revenue

Productivity Software revenue increased by 38% during the six months ended June 30, 2012, compared with the six months ended June 30, 2011. Productivity Software revenue benefited from our acquisitions of Metrics in Latin America, which closed during the second quarter of 2012, our acquisition of Alphagraph in Germany, which closed during the fourth quarter of 2011, our acquisition of Prism in EMEA and APAC, which closed during the third quarter of 2011, and our acquisition of Streamline in the U.S., which closed during the first quarter of 2011, as well as increased Monarch license revenue. These acquisitions have increased the international presence of our Productivity Software business, significantly expanded our customer base, and increased our recurring maintenance revenue base.

Fiery Revenue

Fiery revenue decreased by 13% during the six months ended June 30, 2012, compared with the six months ended June 30, 2011. The Fiery revenue decline is primarily due to delayed new product launches by the leading printer manufacturers.

Revenue by Geographic Area for the Three Months Ended June 30, 2012 and 2011

Our revenue by geographic area for the three months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three months ended June 30,
	2012	Percent of total	2011	Percent of total	Change
					$	%
Americas	$82,725	50%	$82,854	59%	$(129)	—%
EMEA	51,560	32	42,643	30	8,917	21
APAC	29,616	18	15,665	11	13,951	89
Japan	7,867	5	9,499	7	(1,632)	(17)
ROW	21,749	13	6,166	4	15,583	252

Total revenue	$163,901	100%	$141,162	100%	$22,739	16%

Americas revenue for the three months ended June 30, 2012 was comparable to the same period in 2011 as increased Productivity Software revenue was offset by decreased Fiery revenue.

EMEA revenue increased by 21% for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to:

•

increased Industrial Inkjet revenue resulting from increased label and packaging digital UV printer, UV ink revenue, and the acquisition of Cretaprint, which closed during the first quarter of 2012, and

•	increased Productivity Software revenue primarily due to our acquisitions of Prism, and Alphagraph, which closed during 2011, supported by increased Monarch and Radius revenue, and

•	partially offset by decreased Fiery revenue.

Japan revenue decreased by 17% for the three months ended June 30, 2012 compared to the same period in 2011, primarily due to decreased Fiery revenue resulting from the poor economy in Japan and delayed product launches by the leading printer manufacturers.

ROW revenue increased by 252% for the three months ended June 30, 2012 compared to the same period in 2011, primarily due to the ability to offer tile imaging capability to these markets through the Cretaprint acquisition, which closed during the first quarter of 2012, and our acquisition of Prism, which closed during the third quarter of 2011.

Revenue by Geographic Area for the Six Months Ended June 30, 2012 and 2011

Our revenue by geographic area for the six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Six months ended June 30,
	2012	Percent of total	2011	Percent of total	Change
					$	%
Americas	$164,906	51%	$157,046	56%	$7,860	5%
EMEA	106,686	33	87,181	31	19,505	22
APAC	52,365	16	36,988	13	15,377	42
Japan	14,819	4	21,320	7	(6,501)	(30)
ROW	37,546	12	15,668	6	21,878	140

Total revenue	$323,957	100%	$281,215	100%	$42,742	15%

Americas revenue increased by 5% for the six months ended June 30, 2012 compared to the same period in 2011, primarily due to increased Industrial Inkjet and Productivity Software revenue, partially offset by decreased Fiery revenue.

•	Industrial Inkjet revenue increased primarily due to sales of super-wide and wide format UV printers and UV ink.

•	Productivity Software revenue increased in the Americas primarily due to revenue realized from our 2011 acquisitions of Streamline and Prism, as well as increased Monarch, Pace, and Radius revenue.

•	Fiery revenue decreased primarily as a consequence of delayed product launches by the leading printer manufacturers.

EMEA revenue increased by 22% for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to:

•

increased Industrial Inkjet revenue resulting from increased super-wide and wide format digital UV printer, label and packaging digital UV printer, UV ink revenue, and the acquisition of Cretaprint, which closed during the first quarter of 2012, and

•	increased Productivity Software revenue primarily due to our acquisitions of Prism and Alphagraph, supported by increased Radius revenue,

•	partially offset by decreased Fiery revenue.

Japan revenue decreased by 30% for the six months ended June 30, 2012 compared to the same period in 2011, primarily due to decreased Fiery revenue resulting from the poor economy in Japan and delayed product launches by the leading printer manufacturers.

ROW revenue increased by 140% for the six months ended June 30, 2012 compared to the same period in 2011, primarily due to the Cretaprint acquisition, which closed during the first quarter of 2012, and our acquisition of Prism, which closed during the third quarter of 2011.

Revenue by Geographic Area by Operating Segment

Industrial Inkjet revenue in the second quarter of 2012 represented 41%, 59%, 3%, and 70% of revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 40%, 49%, 14%, and 35% in the same quarter of 2011.

Productivity Software revenue in the second quarter of 2012 represented 25%, 7%, 0%, and 6% of revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 20%, 5%, 0%, and 7% in the same quarter of 2011.

Fiery revenue in the second quarter of 2012 represented 34%, 33%, 97%, and 23% of revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 40%, 46%, 86%, and 58% in the same quarter of 2011.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery printer and copier related products to a relatively small number of leading printer manufacturers. For the three and six months ended June 30, 2012, Xerox provided 12% of our revenue. For the three months ended June 30, 2011, three customers – Xerox, Konica Minolta, and Ricoh/Ikon – each provided more than 10% of our revenue individually and approximately 36% of revenue in the aggregate. For the six months ended June 30, 2011, four customers – Canon, Xerox, Konica Minolta, and Ricoh/Ikon – each provided more than 10% of our revenue individually and approximately 48% of revenue in the aggregate.

Our reliance on revenue from the leading printer manufacturers decreased significantly during the three and six months ended June 30, 2012 due to the change in mix between our operating segments. Industrial Inkjet operating segment revenue increased from 40% and 38% of consolidated revenue during the three and six months ended June 30, 2011, respectively, to 48% of consolidated revenue during the three and six months ended June 30, 2012. Meanwhile, Fiery operating segment revenue decreased from 46% and 49% of consolidated revenue during the three and six months ended June 30, 2011, respectively, to 36% and 37% of consolidated revenue during the three and six months ended June 30, 2012, respectively.

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

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the three months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended June 30, 2012
	Industrial Inkjet	Productivity Software	Fiery	Stock-based Compensation Expense	Total
Revenue	$79,820	$25,722	$58,359	$—	$163,901
Cost of revenue	47,605	7,222	19,047	235	74,109

Gross profit	$32,215	$18,500	$39,312	$(235)	$89,792

Gross profit percentages	40.4%	71.9%	67.4%		54.8%

	Three Months Ended June 30, 2011
	Industrial Inkjet	Productivity Software	Fiery	Stock-based Compensation Expense	Total
Revenue	$57,244	$19,332	$64,586	$—	$141,162
Cost of revenue	35,758	5,783	20,603	441	62,585

Gross profit	$21,486	$13,549	$43,983	$(441)	$78,577

Gross profit percentages	37.5%	70.1%	68.1%		55.7%

Overview

Our gross profit percentage decreased by 0.9 percentage points from 55.7% of revenue during the three months ended June 30, 2011 to 54.8% of revenue during the three months ended June 30, 2012 primarily due to the change in mix between our operating segments. Our lower margin Industrial Inkjet operating segment revenue increased from 40% of consolidated revenue during the three months ended June 30, 2011 to 48% of consolidated revenue during the three months ended June 30, 2012. Meanwhile, our higher margin Fiery operating segment revenue decreased from 46% of consolidated revenue during the three months ended June 30, 2011 to 36% of consolidated revenue during the three months ended June 30, 2012. The unfavorable impact of the change in mix was partially offset by our improved gross profit percentage in the Industrial Inkjet and Productivity Software segments.

Industrial Inkjet Gross Profit

For the three months ended June 30, 2012, the Industrial Inkjet gross profit percentage was 40.4% compared to 37.5% for the same period in 2011. The Industrial Inkjet gross profit percentage improved compared with the prior year primarily due to targeted cost reduction initiatives, achieving post-acquisition cost synergies in the Cretaprint business, fixed manufacturing costs being spread over higher Industrial Inkjet revenue, higher selling prices for new products, favorable product mix shift toward higher margin printers, and reduced warranty exposure, partially offset by expenses related to engineering design modifications to improve quality.

Productivity Software Gross Profit

For the three months ended June 30, 2012, the Productivity Software gross profit percentage was 71.9% compared to 70.1% for the same period in 2011. The Productivity Software gross profit percentage improved compared with the prior year primarily due to efficiencies gained through increased revenue and the achievement of certain post-acquisition cost synergies. The increase in Productivity Software revenue dollars aided the gross profit percentage due to the fixed component included within the Productivity Software cost of revenue.

Fiery Gross Profit

For the three months ended June 30, 2012, the Fiery gross profit percentage was 67.4%, compared to 68.1% for the same period in 2011 primarily due to an unfavorable mix shift between higher margin standalone servers and lower margin embedded servers.

Revenue by Operating Segment for the Six Months Ended June 30, 2012 and 2011

Gross profit by operating segment, excluding stock-based compensation, for the six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Six Months Ended June 30, 2012
	Industrial Inkjet	Productivity Software	Fiery	Stock-based Compensation Expense	Total
Revenue	$154,912	$49,791	$119,254	$—	$323,957
Cost of revenue	93,211	14,126	38,628	533	146,498

Gross profit	$61,701	$35,665	$80,626	$(533)	$177,459

Gross profit percentages	39.8%	71.6%	67.6%		54.8%

	Six Months Ended June 30, 2011
	Industrial Inkjet	Productivity Software	Fiery	Stock-based Compensation Expense	Total
Revenue	$108,279	$35,986	$136,950	$—	$281,215
Cost of revenue	68,358	11,101	43,791	677	123,927

Gross profit	$39,921	$24,885	$93,159	$(677)	$157,288

Gross profit percentages	36.9%	69.2%	68.0%		55.9%

Overview

Our gross profit percentage decreased by 1.1 percentage points from 55.9% of revenue during the six months ended June 30, 2011 to 54.8% of revenue during the six months ended June 30, 2012 primarily due to the change in mix between our operating segments. Our lower margin Industrial Inkjet operating segment revenue increased from 38% of consolidated revenue during the six months ended June 30, 2011 to 48% of consolidated revenue during the six months ended June 30, 2012. Meanwhile, our higher margin Fiery operating segment revenue decreased from 49% of consolidated revenue during the six months ended June 30, 2011 to 37% of consolidated revenue during the six months ended June 30, 2012. The unfavorable impact of the change in mix was partially offset by our improved gross profit percentage in the Industrial Inkjet and Productivity Software segments.

Industrial Inkjet Gross Profit

For the six months ended June 30, 2012, the Industrial Inkjet gross profit percentage was 39.8% compared to 36.9% for the same period in 2011. The Industrial Inkjet gross profit percentage improved compared with the prior year primarily due to targeted cost reduction initiatives, achieving post-acquisition cost synergies in the Cretaprint business, fixed manufacturing costs being spread over higher Industrial Inkjet revenue, higher selling prices for new products, favorable product mix shift toward higher margin printers, and reduced warranty exposure, partially offset by expenses related to engineering design modifications to improve quality.

Productivity Software Gross Profit

For the six months ended June 30, 2012, the Productivity Software gross profit percentage was 71.6% compared to 69.2% for the same period in 2011. The Productivity Software gross profit percentage improved compared with the prior year primarily due to efficiencies gained through increased revenue and the achievement of certain post-acquisition cost synergies. The increase in Productivity Software revenue dollars aided the gross profit percentage due to the fixed component included within the Productivity Software cost of revenue.

Fiery Gross Profit

For the six months ended June 30, 2012, the Fiery gross profit percentage was 67.6%, which is comparable to 68.0% for the same period in 2011.

Our Industrial Inkjet, Productivity Software, and Fiery gross profit will fluctuate significantly as a result of product mix changes. Consolidated gross profit can be impacted by a variety of other factors, which are unique to each operating segment. These factors include market prices achieved on our current and future products, availability and pricing of key components (including memory, processors, ink components, and print heads), subcontractor manufacturing costs, product mix, channel, geographic mix, product transition results, new product introductions, competition, and general economic conditions in the U.S. and abroad. Consequently, gross profit may fluctuate significantly from period to period. In addition to the factors affecting revenue described above, if we reduce prices, gross profit for our products could be lower.

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

Operating Expenses

Operating expenses for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Research and development	$30,227	$28,905	$1,322	5%	$61,126	$56,376	$4,750	8%
Sales and marketing	32,234	29,651	2,583	9	63,151	57,899	5,252	9
General and administrative	11,154	13,298	(2,144)	(16)	24,056	26,455	(2,399)	(9)
Restructuring and other	1,167	366	801	219	2,250	1,713	537	31
Amortization of identified intangibles	4,631	2,989	1,642	55	8,815	6,409	2,406	38

Total operating expenses	$79,413	$75,209	$4,204	6%	$159,398	$148,852	$10,546	7%

Operating expenses, including restructuring and other expenses, acquisition expenses, amortization of intangible assets, change in fair value of contingent consideration, and stock-based compensation, increased by $4.2 million and were 48% and 53% of revenue for the three months ended June 30, 2012 and 2011, respectively. Operating expenses increased by $10.5 million and were 49% and 53% of revenue for the six months ended June 30, 2012 and 2011, respectively.

Operating expenses increased due to head count increases related to the Metrics, Cretaprint, Alphagraph, Prism, Entrac, and Streamline acquisitions, commission payments resulting from increased revenue, and increased trade show and marketing program spending, primarily due to Drupa, which is a European trade show that is held once every four years.

Research and Development

Expenses for research and development consist primarily of costs associated with personnel, consulting, and prototype materials.

Research and development expenses for the three months ended June 30, 2012 were $30.2 million, or 18% of revenue, compared to $28.9 million, or 21% of revenue, for the three months ended June 30, 2011, an increase of $1.3 million, or 5%. Personnel-related expenses increased by $1.8 million primarily due to head count increases related to the Metrics, Cretaprint, Alphagraph, Prism, and Entrac acquisitions. Prototypes and non-recurring engineering, consulting, contractor, and travel expenses were comparable to the prior year. Stock-based compensation expense decreased by $0.6 million primarily due to the cancellation of unvested equity awards, less equity awards granted, and a prior year adjustment of estimated forfeitures.

Research and development expenses for the six months ended June 30, 2012 were $61.1 million, or 19% of revenue, compared to $56.4 million, or 20% of revenue, for the six months ended June 30, 2011, an increase of $4.7 million, or 8%. Personnel-related expenses increased by $4.8 million primarily due to head count increases related to the Metrics, Cretaprint, Alphagraph, Prism, Entrac, and Streamline acquisitions. Prototypes and non-recurring engineering, consulting, contractor, and travel expenses were comparable to the prior year.

We expect that if the U.S. dollar remains volatile against the Indian rupee, Euro, British pound sterling, or Brazilian real, research and development expenses reported in U.S. dollars could fluctuate, although we hedge our operating expense exposure to the Indian rupee, which partially mitigates this risk.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the United States, Europe, and ROW.

Sales and marketing expenses for the three months ended June 30, 2012 were $32.2 million, or 19% of revenue, compared to $29.7 million, or 21% of revenue, for the three months ended June 30, 2011, an increase of $2.5 million, or 9%. Personnel-related expenses increased by $1.9 million primarily due to head count increases related to the Metrics, Cretaprint, Alphagraph, and Prism acquisitions and increased commission payments resulting from increased revenue. Trade show and marketing program spending, including related travel and freight, increased by $1.1 million, primarily due to Drupa, which is a European trade show that is held once every four years. Stock-based compensation expense decreased by $0.3 million primarily due to a prior year adjustment of estimated forfeitures.

Sales and marketing expenses for the six months ended June 30, 2012 were $63.2 million, or 19% of revenue, compared to $57.9 million, or 21% of revenue, for the six months ended June 30, 2011, an increase of $5.3 million, or 9%. Personnel-related expenses increased by $4.7 million primarily due to head count increases related to the Metrics, Cretaprint, Alphagraph, and Prism acquisitions and increased commission payments resulting from increased revenue. Trade show and marketing program spending, including related travel and freight, increased by $2.1 million, primarily due to Drupa, which is a European trade show that is held once every four years. Stock-based compensation expense decreased by $0.4 million primarily due to a prior year adjustment of estimated forfeitures. Facility and information technology expenses decreased by $1.1 million.

Over time, our sales and marketing expenses may increase in absolute terms if revenue increases in future periods as we continue to actively promote our products and introduce new products and services. We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Brazilian real, and other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of costs associated with human resources, legal, and finance expenses.

General and administrative expenses for the three months ended June 30, 2012 were $11.2 million, or 7% of revenue, compared to $13.3 million, or 9% of revenue, for the three months ended June 30, 2011, a decrease of $2.1 million, or 16%. Stock-based compensation expense decreased by $1.2 million primarily due to a prior year adjustment of estimated forfeitures.

General and administrative expenses for the six months ended June 30, 2012 were $24.1 million, or 7% of revenue, compared to $26.5 million, or 9% of revenue, for the six months ended June 30, 2011, a decrease of $2.4 million, or 9%. Stock-based compensation expense decreased by $2.3 million primarily due to a prior year adjustment of estimated forfeitures.

Pursuant to a settlement executed in April 2012, we received an additional $0.3 million in insurance proceeds, net of legal fees and costs, related to our securities derivative litigation, which was settled in 2008.

Updated probability-adjusted revenue estimates indicate that the 2012 Entrac earnout performance targets will not be achieved. Consequently, the fair value of the Entrac earnout decreased by $1.4 million as of June 30, 2012. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expense for the three and six months ended June 30, 2012.

We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Indian rupee, Brazilian real, or other currencies, general and administrative expenses reported in U.S. dollars could fluctuate.

Stock-based Compensation

Stock-based compensation expenses were $4.8 and $7.1 million for the three months ended June 30, 2012 and 2011, respectively, a decrease of $2.3 million. Stock-based compensation expenses were $9.4 and $12.3 million for the six months ended June 30, 2012 and 2011, respectively, a decrease of $2.9 million. The decrease in stock-based compensation expense was primarily due to fluctuations in the number of awards granted between the periods and a prior year adjustment of estimated forfeitures.

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

Restructuring and Other

Restructuring and other consists primarily of restructuring, severance, retention, and charges to downsize or relocate our facilities. We incurred restructuring and integration charges, which were primarily associated with the Metrics and Cretaprint acquisition during the six months ended June 30, 2012 and primarily associated with our Streamline acquisition during the six months ended June 30, 2011, which have been expensed in accordance with ASC 805, and ASC 420. We have also incurred restructuring charges related to facility closures and relocations. These charges relate to one of many cost reduction actions undertaken to lower our quarterly operating expense run rate. These restructuring plans are accounted for in accordance with ASC 420 and ASC 820.

We recorded restructuring and other charges of $1.2 and $2.3 million for the three and six months ended June 30, 2012, respectively, and $0.4 and $1.7 million for the three and six months ended June 30, 2011, respectively, primarily consisting of restructuring, severance, retention, and charges to downsize or relocate our facilities. Restructuring and severance charges of $0.3 and $1.1 million related to head count reductions of 16 and 44 for the three and six months ended June 30, 2012, respectively, and $0.2 and $1.3 million related to head count reductions of 8 and 29 for the three and six months ended June 30, 2011, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs. Integration expenses of $0.8 million were incurred during the three and six months ended June 30, 2012, primarily related to the Metrics, Cretaprint, and Prism acquisitions, and $0.1 million for the three and six months ended June 30, 2011, primarily related to the Streamline acquisition. Retention expenses of $0.2 and $0.5 million were accrued during the three and six months ended June 30, 2012, respectively, associated with the Cretaprint acquisition. Facilities reduction costs of $0.4 million were incurred during the six months ended June 30, 2011, primarily related to the Streamline acquisition and facilities relocations.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended June 30, 2012 was $4.6 million, or 3% of revenue, compared to $3.0 million, or 2% of revenue, for the three months ended June 30, 2011, an increase of $1.6 million, or 55%. Amortization of identified intangibles for the six months ended June 30, 2012 was $8.8 million, or 3% of revenue, compared to $6.4 million, or 2% of revenue, for the six months ended June 30, 2011, an increase of $2.4 million, or 38%. This increase is primarily due to the amortization of intangible assets identified through the Metrics, Cretaprint, Alphagraph, Prism, Entrac, and Streamline acquisitions, partially offset by a Vutek acquisition-related intangible asset, Customer Relationships, being fully amortized.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes interest income (expense), net, gains and losses from sales from our cash and short-term investments, and net foreign currency transaction gains and losses on our operating activities.

Interest and other income (expense), net, decreased from a gain of $0.8 million during the three months ended June 30, 2011, to a loss of $1.3 million during the three months ended June 30, 2012. This foreign currency fluctuation was primarily driven by a $1.7 million foreign exchange loss resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees) as a result of a strengthening U.S. dollar compared with a $0.4 million foreign exchange gain in the prior year.

Interest and other income (expense), net, decreased from a gain of $3.2 million during the six months ended June 30, 2011, to a loss of $0.8 million during the six months ended June 30, 2012. This foreign currency fluctuation was primarily driven by a $1.4 million foreign exchange loss resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees) as a result of a strengthening U.S. dollar compared with a $2.4 million foreign exchange gain in the prior year.

Income Before Income Taxes

For the three months ended June 30, 2012, pretax net income of $9.1 million consisted of U.S. and foreign pretax net income of $2.3 and $6.8 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $1.8 million, stock-based compensation of $4.8 million, restructuring and other of $0.8 million, and acquisition-related costs of $0.4 million, net of change in fair value of contingent consideration of $1.4 million, and litigation settlement of $0.3 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $2.8 million and restructuring and other of $0.4 million.

For the six months ended June 30, 2012, pretax net income of $17.3 million consisted of U.S. and foreign pretax net income of $4.9 and $12.4 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $3.5 million, stock-based compensation of $9.4 million, restructuring and other of $1.3 million, and acquisition-related costs of $0.8 million, net of change in fair value of contingent consideration of $1.4 million, and litigation settlement of $0.3 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $5.3 million and restructuring and other of $1.0 million.

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

Provision for Income Taxes

We recognized a tax provision of $2.0 and $4.1 million on pretax operating income of $9.1 and $17.3 million during the three and six months ended June 30, 2012, respectively. We recognized a tax provision of $0.6 and $1.8 million on pretax operating income of $4.2 and $11.6 million during the three and six months ended June 30, 2011, respectively.

Our tax provision before discrete charges and benefits is reconciled to our recorded tax provision for the three and six months ended June 30, 2012 and 2011 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Provision for income taxes before discrete items	$2.6	$0.8	$5.2	$2.9
Interest related to unrecognized tax benefits	0.1	0.1	0.2	0.2
Benefit related to restructuring and other expenses	(0.3)	(0.1)	(0.6)	(0.6)
Benefit related to acquisition expenses	—	(0.1)	—	(0.3)
Tax deductions related to ESPP dispositions	(0.1)	(0.1)	(0.4)	(0.4)
Benefit related to reversals of uncertain tax positions due to statute of limitation expirations	(0.3)	—	(0.3)	—

Provision for income taxes	$2.0	$0.6	$4.1	$1.8

Without the discrete charges and benefits described above, the increase in the tax provision for the three and six months ended June 30, 2012, compared with the same periods in the prior year, is due primarily to the expiration of the federal research and development tax credit and increased profitability before income taxes.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2011, lower taxes on permanently re-invested foreign earnings in both years, and the tax effects of stock-based compensation expense in both years pursuant to ASC 718-740, which are non-deductible for tax purposes.

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

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles and stock-based compensation expense, as well as restructuring related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include acquisition-related transaction expenses and the costs to integrate such acquisitions into our business.

These excluded items are described below:

•	Recurring charges and gains, including:

•

Amortization of acquisition-related intangibles. Intangible assets acquired to date are being amortized on a straight-line basis. Post-acquisition non-competition agreements are amortized over their term.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Non-recurring charges and gains, including:

•	Restructuring and other consists of:

•	Restructuring charges incurred as we reduced the number and size of our facilities and the size of our workforce.

•	Acquisition-related executive deferred compensation costs, which are dependent on the continuing employment of a former shareholder, which are being amortized on a straight-line basis.

•	Expenses incurred to integrate businesses acquired during the periods reported.

•	Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions.

•

We have excluded a $1.4 million benefit from our non-GAAP operating results related to the change in fair value of the Entrac acquisition contingent consideration. Our management determined that we should analyze the total return provided by the investment when evaluating operating results of an acquired entity. The total return consists of operating profit generated from the acquired entity compared to the purchase price paid, including the final amounts paid for contingent consideration without considering any post-acquisition adjustments related to the change in the fair value of the contingent consideration. Because management believes the final purchase price paid for the acquisition reflects the accounting value assigned to both contingent consideration and to the intangible assets, we exclude the GAAP impact of any adjustments to the fair value of acquisition-related contingent consideration from the operating results of an acquisition in subsequent periods. We believe this approach is useful in understanding the long-term return provided by an acquisition and that investors benefit from a supplemental non-GAAP financial measure that excludes the impact of this adjustment.

•

Pursuant to a settlement executed in April 2012, we received an additional $0.3 million in insurance proceeds, net of legal fees and costs, related to our previously disclosed settlement of the shareholder derivative litigation concerning our historical option granting practices.

•	Tax effect of non-GAAP adjustments

•

After excluding the items described above, we apply the principles of ASC 740, Income Taxes, to estimate the non-GAAP income tax provision in each jurisdiction in which we operate. The expected annual non-GAAP income tax rate assumes that the U.S. federal research and development tax credit will be retroactively re-enacted in 2012 as well as achieving certain operational efficiencies related to our foreign business operations that will be implemented in the second half of 2012.

•

We have excluded the recognition of interest expense accrued on prior year tax reserves of $0.1 and $0.2 million from our non-GAAP net income for the three and six months ended June 30, 2012 and 2011, respectively, to facilitate comparability of our operating performance from period to period.

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

Reconciliation of GAAP Net Income to Non-GAAP Net Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2012	2011	2012	2011
Net income	$7.0	$3.6	$13.2	$9.9

Amortization of identified intangibles	4.6	3.0	8.8	6.4
Stock-based compensation expense	4.8	7.1	9.4	12.3
Acquisition-related transaction costs	0.4	0.3	0.8	0.9
Change in fair value of contingent consideration	(1.4)	—	(1.4)	—
Restructuring and other	1.2	0.4	2.3	1.7
Insurance litigation settlement	(0.3)	—	(0.3)	—
Tax effect on non-GAAP net income	(2.1)	(3.1)	(4.5)	(6.4)

Non-GAAP net income	$14.2	$11.3	$28.3	$24.8

Non-GAAP net income per diluted share	$0.30	$0.23	$0.60	$0.51

Shares for purposes of computing diluted non-GAAP net income per share	47.8	48.5	47.6	48.4

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $26.8 million to $192.4 million as of June 30, 2012 from $219.2 million as of December 31, 2011. The decrease was primarily due to the $44.5 million acquisitions of Cretaprint, Metrics, and FX Colors, including the Metrics non-competition agreements, net of cash acquired, net settlement of RSUs for employee common stock related tax liabilities of $9.5 million, and net purchases of property and equipment of $3.8 million, partially offset by proceeds from ESPP purchases of $3.4 million, proceeds from common stock option exercises of $11.6 million, and cash flows provided by operating activities of $18.4 million.

(in thousands)	June 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$101,825	$120,058	$(18,233)
Short term investments	90,551	99,100	(8,549)

Total cash, cash equivalents, and short-term investments	$192,376	$219,158	$(26,782)

	Six months ended June 30,
(in thousands)	2012	2011	Change
Net cash provided by operating activities	$18,380	$31,918	$(13,538)
Net cash used for investing activities	(35,467)	(25,477)	(9,990)
Net cash used for financing activities	(838)	(15,808)	14,970
Effect of foreign exchange rate changes on cash and cash equivalents	(308)	97	(405)

Decrease in cash and cash equivalents	$(18,233)	$(9,270)	$(8,963)

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At June 30, 2012, cash, cash equivalents, and short-term investments available were $192.4 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $63.1 and $69.4 million as of June 30, 2012 and December 31, 2011, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

During the six months ended June 30, 2012, our cash flows provided by operating activities were approximately $18.4 million.

Net income of $13.2 million included non-cash charges and credits of $26.8 million, comprised primarily of $13.1 million of depreciation and amortization, $9.4 million of stock-based compensation, $2.1 million provision for inventory obsolescence, $1.3 million deferred tax provision, and $0.9 million of other non-cash charges, credits, and provisions. The net change in operating assets and liabilities of $21.6 million consists primarily of increased accounts receivable of $19.0 million and inventories of $9.6 million, partially offset by increases in net taxes payable of $1.7 million, accounts payable and accrued liabilities of $4.3 million, and other current assets of $1.0 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 69 and 52 days at June 30, 2012 and December 31, 2011, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. DSO worsened during the six months ended June 30, 2012 primarily due to Cretaprint’s less efficient cash conversion cycle and the mix shift between Industrial Inkjet and Fiery revenue.

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

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. Our inventories increased by $16.4 million from $44.8 million as of December 31, 2011 to $61.2 million as of June 30, 2012 primarily due to inventories acquired in the Cretaprint acquisition and the mix shift between Industrial Inkjet and Fiery revenue. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. This results in lower inventory turns for Industrial Inkjet inventories compared with Fiery inventories. Inventory turnover worsened from 6.2 turns during the quarter ended December 31, 2011 to 4.8 turns during the quarter ended June 30, 2012. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Investing Activities

Acquisitions

On January 10, 2012, we acquired Cretaprint for cash consideration of approximately $28.8 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets and executive retention. Cretaprint is a leading developer and supplier of inkjet printers for ceramic tiles.

On April 10, 2012, we acquired Metrics for cash consideration of approximately $15.3 million, including $0.6 million related to the post-acquisition non-competition agreements, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Metrics provides business process automation software to medium-sized printing and packaging companies in Latin America.

On April 5, 2012, we acquired certain assets of FX Colors for cash consideration of approximately $0.2 million, which is net of the portion of the consideration that is contingent upon the achievement of certain milestones.

On February 16, 2011, we acquired Streamline for approximately $6.8 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Of this amount, $6.4 million was paid in cash and $0.4 million was accrued. Streamline is the provider of PrintStream business process automation software, which we acquired to establish the Productivity Software operating segment presence in mailing and fulfillment services for the printing industry. The accrued Streamline payment of $0.4 million was made during the six months ended June 30, 2012.

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $7.7 million during the six months ended June 30, 2012. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Restricted Cash and Investments

We are required to maintain restricted cash of $0.8 million as of June 30, 2012 related to customer agreements that were obtained with the Alphagraph and Cretaprint acquisitions. The current portion of $0.3 million represents the portion of the restriction that will be released within twelve months and is included in other current assets. The noncurrent portion of $0.5 million is included in other assets.

As of June 30, 2012, we were subject to a synthetic lease (“Lease”) covering our Foster City office facility located at 303 Velocity Way, Foster City, California. The Lease included an option to purchase the facility during or at the end of the lease term for the amount expended by the lessor to purchase the facility ($56.9 million). The funds pledged under the Lease were in LIBOR-based interest bearing accounts, which were restricted as to withdrawal at all times. We exercised our purchase option in the third quarter of 2012 with respect to the Lease in connection with the sale of the land and building to Gilead. The assets held for sale criteria was met after June 30, 2012; accordingly, the $56.9 million of pledged funds will be reclassified as Assets Held for Sale under current assets in the Consolidated Balance Sheet as of September 30, 2012.

Property and Equipment, Net

Net purchases of property and equipment were $3.8 million during the six months ended June 30, 2012. Our property and equipment additions have historically been funded from operating activities. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware/ software used in our business, and our business outlook.

On July 18, 2012, we entered into a Sale Agreement with Gilead, under which certain real property and improvements and other related assets will be sold to Gilead for a total price of $180 million, subject to various closing conditions. The transaction is expected to close in October 2012. The property to be sold includes approximately four acres of land, the 294,000 square foot office building located at 303 Velocity Way, Foster City, California, and certain other assets related to the property.

Financing Activities

Financing activities included the receipt of $3.4 million related to the ESPP and $11.6 million related to common stock option exercises, partially offset by net settlement of RSUs for employee common stock related tax liabilities of $9.5 million.

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

Earnout payments were made during the six months ended June 30, 2012 relating to previously accrued Radius contingent consideration liability of $0.3 million. The difference between the $2.1 million earned against the earnout and the amount paid represents a disputed escrow retention. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet will be reflected as cash used for operating activities in the Condensed Consolidated Statement of Cash Flows once the escrow dispute has been resolved.

Earnout payments were made during the six months ended June 30, 2011 relating to previously accrued Pace and Radius contingent consideration liabilities of $2.9 and $2.1 million, respectively. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet were reflected as cash used for operating activities in the Condensed Consolidated Statement of Cash Flows during the six months ended June 30, 2011. The payment of the Pace earnout was included in investing activities.

Other Commitments

Our Industrial Inkjet inventories consist of raw materials and finished goods, print heads, frames, digital UV ink, and other components in support of our internal manufacturing operations and solvent ink, which is purchased from third party contract manufacturers responsible for manufacturing our solvent ink. Our Fiery inventory consists primarily of raw and finished goods, memory subsystems, processors, and ASICs, which are sold to third party contract manufacturers responsible for manufacturing our products. Should we decide to purchase components and manufacture of Fiery controllers internally, or should it become necessary for us to purchase and sell components other than processors, ASICs, or memory subsystems to our contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventories we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supplies were reduced or not available.

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

Off-Balance Sheet Financing

Synthetic Lease Arrangements

As of June 30, 2012, we were a party to the Lease covering our Foster City facility located at 303 Velocity Way, Foster City, California. The Lease provided a cost effective means of providing adequate office space for our corporate offices. The lease expires in July 2014. The Lease included an option allowing us to purchase the facility for the amount expended by the lessor to purchase the facility. The $56.9 million pledged under the Lease was in LIBOR-based interest bearing accounts as of June 30, 2012 and was restricted as to withdrawal at all times. We have exercised our purchase option in the third quarter of 2012 with respect to the Lease in connection with the sale of the land and building to Gilead. Accordingly, the $56.9 million of pledged funds will be re-classified as Assets Held for Sale under current assets in the Consolidated Balance Sheet as of September 30, 2012. We had not met the Assets Held for Sale requirements as of June 30, 2012.

On July 18, 2012, we entered into the Sale Agreement with Gilead, under which certain real property and improvements and other related assets were sold to Gilead for a total price of $180 million, subject to an escrow and various closing conditions. The transaction is expected to close in October 2012. The property to be sold includes approximately four acres of land, the 294,000 square foot office building located at 303 Velocity Way, Foster City, California, and certain other assets related to the property.

We were in compliance with all financial and merger-related lease covenants as of June 30, 2012. We had guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the Lease. We were required to maintain a minimum net worth and tangible net worth as of the end of each quarter as well as certain additional covenants regarding mergers. We assessed our exposure in relation to the first loss guarantee under the Lease and determined there was no deficiency to the guaranteed value at June 30, 2012. As of June 30, 2012, we are treated as the owner of this building for federal income tax purposes. In conjunction with the Lease, we leased the land on which the building is located to the lessor of the building. This separate ground lease is for approximately 30 years, but will be terminated in conjunction with the completion of the sale of the building and land to Gilead.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.7 million at June 30, 2012. As of June 30, 2012, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future. See Financial Risk Management below for a discussion of European market risk.

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

Hypothetical changes in the fair values of the financial instruments held by us at June 30, 2012 that are sensitive to changes in interest rates are presented in the table below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$107,343	$106,367	$105,392

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Brazilian real, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies world-wide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.7 million at June 30, 2012. As of June 30, 2012, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented in the table below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the six months ended June 30, 2012 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$324,781	$323,957	$323,133

Income from operations	$18,166	$18,061	$17,956

Financial Risk Management

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our exposures are related to non-U.S. dollar denominated sales in Europe, Japan, the U.K., Latin America, Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., and Australia. We hedge our operating expense exposure in Indian rupees. As of June 30, 2012, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

SEC Division of Corporation Finance Disclosure Guidance Topic 4 (“Guidance Topic 4”), European Sovereign Debt, encourages registrants to discuss their exposure to the recent intensification of uncertainty in the European economy. Specifically, registrants are asked to disclose their European debt by counterparty (i.e., sovereign and non-sovereign) and by country. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $10.9 million, which represents 13% of our money market funds and corporate debt securities at June 30, 2012. Our European debt investments are primarily with corporations domiciled in the northern or central European countries of Sweden, Germany, Luxembourg, Netherlands, Switzerland, Norway, France, Denmark, Belgium, and the U.K. However, approximately $1.9 million, or 17% of our European investments, consists of a money market fund with a bank in the southern European country of Spain. We believe that we do not have significant exposure with respect to our corporate debt investments in Europe. Our money market investments meet the definition of cash equivalents at June 30, 2012.

Since Europe represents a significant portion of our revenue and cash flow, Guidance Topic 4 encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 29% of our receivables are with European customers as of June 30, 2012. Of this amount, 35% of our European receivables (10% of consolidated net receivables) are in the higher risk southern European countries (mostly Italy and Spain), which are adequately reserved.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended June 30, 2012, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2012, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of June 30, 2012, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

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

In a subsequent decision, the Mannheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst’s appeal of this decision took place on October 26, 2011 in Karlsruhe, Germany. On December 21, 2011, the Higher Regional Court of Karlsruhe upheld the lower court’s decision, invalidating Durst’s utility model right. Durst filed a request for further appeal of this decision in the German Supreme Court, but withdrew that request in April 2012. Thus, the lower court’s decision invalidating the utility model right is final and as such, it is no longer possible to incur a loss in this matter. The Mannheim court has awarded EFI restitution of costs of approximately 62 thousand Euros to be paid by Durst.

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

In May 2011, Mr. Claramonte filed an action against Cretaprint in the Commercial Court in Valencia, Spain, alleging, among other things, that certain Cretaprint products infringe a patent held by Mr. Claramonte. In the Cretaprint purchase agreement, the former owners of Cretaprint fully indemnify EFI against this potential liability in the event that Claramonte prevails in any claim, demand, or action against Cretaprint. The trial date is currently scheduled for October 4, 2012.

We accrued the contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date. In addition, we accrued a contingent asset reflecting an indemnification arrangement to recover a portion of the expense from the former shareholders. The net obligation accrued in the opening balance sheet on the acquisition date is 2.5 million Euros (or approximately $3.2 million).

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

Subsequently, a consolidated action was entered between EFI and its four excess D&O insurers involving a dispute over the proper interpretation of the insurance agreement with respect to the settlement of the derivative actions. EFI sought damages against the excess insurers, alleging that the insurers acted in bad faith and breached the insurance agreements by refusing to contribute financially to the settlement of the derivative action. Pursuant to a settlement executed in April 2012, EFI received an additional $0.3 million in insurance proceeds, net of legal fees and costs.

Other Matters

As of June 30, 2012, we are also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchases for the quarter ended June 30, 2012 (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2012	416	$17.43	—	$20,001
May 2012	32	16.37	—	20,001
June 2012	—	—	—	20,001

Total	448		—

(1)	In February 2011, our board of directors authorized a $30 million repurchase of our outstanding common stock. In August 2011, our board of directors authorized an additional $30 million repurchase of our outstanding common stock. Under these publicly announced plans, we repurchased 2.5 million shares for an aggregate purchase price of $40 million during the year ended December 31, 2011. We have made no repurchases during the six months ended June 30, 2012.
(2)	Represents shares purchased from employees to satisfy minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: July 31, 2012	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2012	/s/ Vincent Pilette
Vincent Pilette
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.