Form 10-Q
period 2012-09-30
ELECTRONICS FOR IMAGING INC
filed 2012-11-01
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of Common Stock outstanding as of October 19, 2012 was 46,563,198.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$110,870	$120,058
Short-term investments, available for sale	81,624	99,100
Accounts receivable, net of allowances of $11.6 and $12.0 million, respectively	122,910	91,923
Inventories	63,653	44,788
Assets held for sale	62,144	—
Other current assets	39,288	20,792

Total current assets	480,489	376,661
Property and equipment, net	25,804	30,096
Restricted investments	—	56,850
Goodwill	202,203	164,323
Intangible assets, net	72,779	55,992
Deferred tax assets	47,368	53,675
Other assets	2,272	2,137

Total assets	$830,915	$739,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,707	$46,965
Accrued and other liabilities	70,338	56,236
Deferred revenue	29,177	26,053
Income taxes payable	6,069	2,583

Total current liabilities	168,291	131,837
Noncurrent contingent and other liabilities	12,785	3,427
Deferred tax liabilities	13,446	4,090
Noncurrent income taxes payable	30,359	35,597

Total liabilities	224,881	174,951

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 79,071 and 76,565 shares issued, respectively	791	766
Additional paid-in capital	758,949	725,801
Treasury stock, at cost, 32,061 and 30,964 shares, respectively	(552,790)	(534,400)
Accumulated other comprehensive income	1,265	1,447
Retained earnings	397,819	371,169

Total stockholders’ equity	606,034	564,783

Total liabilities and stockholders’ equity	$830,915	$739,734

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Revenue	$154,074	$147,284	$478,031	$428,498

Cost of revenue (1)	70,997	64,506	217,495	188,432

Gross Profit	83,077	82,778	260,536	240,066
Operating expenses:
Research and development (1)	29,068	29,473	90,194	85,850
Sales and marketing (1)	30,329	30,137	93,480	88,036
General and administrative (1)	12,775	14,095	36,831	40,550
Restructuring and other (Note 11)	2,280	604	4,530	2,316
Amortization of identified intangibles	4,619	2,311	13,434	8,720

Total operating expenses	79,071	76,620	238,469	225,472

Income from operations	4,006	6,158	22,067	14,594
Interest and other income, net	1,555	1,363	800	4,571

Income before income taxes	5,561	7,521	22,867	19,165
Benefit from (provision for) income taxes	7,850	(1,397)	3,783	(3,177)

Net income	$13,411	$6,124	$26,650	$15,988

Net income per basic common share	$0.29	$0.13	$0.57	$0.34

Net income per diluted common share	$0.28	$0.13	$0.56	$0.34

Shares used in basic per-share calculation	46,965	46,121	46,488	46,475

Shares used in diluted per-share calculation	48,009	47,307	47,670	47,701

(1)	Includes stock-based compensation expense as follows:

	2012	2011	2012	2011
Cost of revenue	$293	$657	$826	$1,334
Research and development	1,365	1,245	4,189	4,013
Sales and marketing	790	1,027	2,404	3,086
General and administrative	2,457	2,358	6,919	9,130

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net income	$13,411	$6,124	$26,650	$15,988
Net unrealized investment gains (losses):
Unrealized gains (losses), net of tax provisions of $0.1 million for the three and nine months ended September 30, 2012 and net of tax benefits of $0.1 million for the three and nine months ended September 30, 2011	79	(184)	229	(79)
Reclassification adjustments for (gains) losses included in net income, net of no tax benefit for the three and nine months ended September 30, 2012 and $0 and $0.1 million for the three and nine months ended September 30, 2011, respectively	(11)	(2)	(53)	(102)

Net unrealized investment gains (losses)	68	(186)	176	(181)
Currency translation adjustments, net of tax provisions of $0.2 million and $0 for the three and nine months ended September 30, 2012, respectively, and $0.2 million and $0 for the three and nine months ended September 30, 2011, respectively	1,105	(590)	(458)	(869)
Other	67	(157)	100	(173)

Other comprehensive income	$14,651	$5,191	$26,468	$14,765

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$26,650	$15,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,558	14,413
Deferred taxes	1,317	(247)
Provision for bad debts and sales-related allowances	1,689	1,597
Tax benefit from employee stock plans	281	1,320
Excess tax benefit from stock-based compensation	(1,186)	(1,872)
Provision for inventory obsolescence	2,574	6,055
Stock-based compensation	14,338	17,563
Non-cash acquisition-related compensation costs	678	—
Gain on sale of minority investment in a privately-held company	—	(2,866)
Other non-cash charges and credits	1,219	888
Changes in operating assets and liabilities	(41,508)	(9,994)

Net cash provided by operating activities	25,610	42,845

Cash flows from investing activities:
Purchases of short-term investments	(34,611)	(75,178)
Proceeds from sales and maturities of short-term investments	50,851	71,896
Purchases, net of proceeds from sales, of property and equipment	(5,319)	(7,687)
Businesses purchased, net of cash acquired, and post-acquisition non-competition agreements	(45,133)	(27,220)
Proceeds from sale of minority investment in a privately-held company	—	2,866
Proceeds from notes receivable of acquired business	5,216	713

Net cash used for investing activities	(28,996)	(34,610)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,557	8,088
Purchases of treasury stock and net settlement of restricted stock	(18,392)	(45,055)
Repayment of acquired business debt	(6,817)	(210)
Contingent consideration related to businesses acquired	(382)	(1,746)
Excess tax benefit from stock-based compensation	1,186	1,872

Net cash used for financing activities	(5,848)	(37,051)

Effect of foreign exchange rate changes on cash and cash equivalents	46	(23)

Decrease in cash and cash equivalents	(9,188)	(28,839)
Cash and cash equivalents at beginning of period	120,058	126,363

Cash and cash equivalents at end of period	$110,870	$97,524

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies, consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of our financial position, operating results, comprehensive income, and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of results for the entire year.

During the second quarter of 2012, we corrected our accounting for acquisition-related contingent consideration in the Condensed Consolidated Statement of Cash Flows, which affected the nine months ended September 30, 2011. We concluded the impact was immaterial to the current and prior periods. We have revised the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and will also revise our historical financial statements in future filings. For the nine months ended September 30, 2011, the correction resulted in a decrease of $1.7 million in cash used for investing activities and a corresponding increase in cash used for financing activities. The correction had no impact on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Operations for the periods presented.

Restricted Cash

We are required to maintain restricted cash of $0.8 million as of September 30, 2012 related to customer agreements that were obtained with the alphagraph team GmbH (“Alphagraph”) and Creta Print S.L. (“Cretaprint”) acquisitions. The current portion of $0.3 million represents the portion of the restriction that will be released within twelve months and is included in other current assets. The noncurrent portion of $0.5 million is included in other assets.

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

Goodwill and Other Indefinite-Lived Intangible Asset Impairment Assessment. In September 2011 and July 2012, the FASB issued new accounting guidance that simplifies the analysis of goodwill and other indefinite-lived intangible asset impairment. The new guidance allows a qualitative assessment to be performed to determine whether further impairment testing is necessary. These accounting standards are effective for the year ended December 31, 2012 with respect to the assessment of goodwill and the year ended December 31, 2013 with respect to the assessment of other indefinite-lived intangible assets. Early adoption is permitted. We are currently evaluating the impact on our financial condition and results of operations.

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

ASC 260-10-45-48 requires that performance-based and market-based restricted stock that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date. Accordingly, performance-based restricted stock units (“RSUs”), which vested on May 23 and February 9, 2012 and March 2, 2011 based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets; performance-based restricted stock awards (“RSAs”), which vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan; and market-based RSUs, which vested on January 3, January 10, and May 10, 2011 based on achievement of specified stock prices for a defined period; are included in the determination of net income per diluted common share as of the beginning of the period.

Basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 are reconciled as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic net income per share:
Net income available to common stockholders	$13,411	$6,124	$26,650	$15,988

Weighted average common shares outstanding	46,965	46,121	46,488	46,475

Basic net income per share	$0.29	$0.13	$0.57	$0.34

Dilutive net income per share:
Net income available to common stockholders	$13,411	$6,124	$26,650	$15,988

Weighted average common shares outstanding	46,965	46,121	46,488	46,475
Dilutive stock options and non-vested restricted stock	1,044	1,186	1,182	1,226

Weighted average common shares outstanding for purposes of computing diluted net income per share	48,009	47,307	47,670	47,701

Dilutive net income per share	$0.28	$0.13	$0.56	$0.34

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect, excluding any performance-based or market-based stock options and RSUs for which the performance criteria were not met, of 1.5 and 2.1 million shares for the three months ended September 30, 2012 and 2011, respectively, and 1.5 and 2.2 million shares for the nine months ended September 30, 2012 and 2011, respectively.

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

Metrics

On April 10, 2012, we acquired privately-held Metrics, headquartered in Sao Paolo, Brazil, for cash consideration of approximately $14.7 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Metrics provides business process automation software to medium-sized printing and packaging companies in Latin America. Support and operations of Metrics will be integrated into the Productivity Software operating segment, which will provide PrintSmith, Pace, Monarch, and Radius products, while continuing to support existing Metrics customers.

The fair value of the earnout was valued at $5.6 million on April 10, 2012, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include a discount rate of 6.4% and a probability-adjusted level of Metrics revenue. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. This contingent liability is reflected in the Condensed Consolidated Balance Sheet as of September 30, 2012, as a current and noncurrent liability of $2.6 and $2.5 million, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expenses.

FX Colors

On April 5, 2012, we acquired certain assets of FX Colors, a societe par actions simplifiee headquartered in Charnay-Les-Macon, France, for cash consideration of approximately $0.4 million. A portion of the consideration is contingent upon the achievement of certain milestones. FX Colors develops and provides technology and software for industrial printing. We accounted for the acquisition of FX Colors for financial reporting purposes as a purchase business combination in accordance with ASC 805. The FX Colors purchase price has been allocated to Existing Technology, with a useful life of three years.

Cretaprint

On January 10, 2012, we purchased privately-held Cretaprint, headquartered in Castellon, Spain, for cash consideration of approximately $28.8 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Cretaprint is a leading developer and supplier of inkjet printers for ceramic tiles. This acquisition allows us to provide tile imaging as a product offering within our Industrial Inkjet operating segment.

The fair value of the earnout was valued at $18.3 million on January 10, 2012, by applying the income approach in accordance with ASC 805-30-25-5. Acquisition-related executive deferred compensation cost of $1.8 million at January 10, 2012, which is dependent on the continuing employment of a former shareholder, was applied against the earnout. Approximately $0.7 million of deferred compensation cost has been amortized as retention expense, which has reduced the net deferred compensation cost that has been applied against the earnout to $1.1 million as of September 30, 2012. Key assumptions include a discount rate of 5.0% and a probability-adjusted level of Cretaprint revenue and gross profit. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability has been reflected in the Condensed Consolidated Balance Sheet as of September 30, 2012, as a current and noncurrent liability of $9.5 and $8.3 million, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expenses.

Valuation Methodologies

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to each of these acquisitions at their respective acquisition dates is summarized as follows:

	Metrics		Cretaprint
	Weighted	Purchase	Weighted	Purchase
Customer relationships	6 years	$5,690	5 years	$8,000
Existing technology	4 years	2,310	3 years	7,070
Trade name	3 years	280	6 years	4,970
Backlog	—	—	1 year	1,290
Goodwill	—	15,331	—	22,794

		23,611		44,124
Net tangible assets (liabilities)		(2,363)		3,078

Total purchase price		$21,248		$47,202

The initial preliminary allocation of the Cretaprint purchase price was adjusted during the third quarter of 2012 to reflect a $0.2 million increase in goodwill, offset by a corresponding decrease in deferred tax assets, income tax receivables, and other current assets. This adjustment was recorded as an adjustment to the opening balance sheet as of the acquisition date.

In conjunction with the Metrics acquisition, we entered into five-year non-competition agreements with certain selling shareholders. The non-competition agreements were valued at $0.6 million based on the “with and without” method, which is an income approach, by adjusting revenue for the probability of the impact of this potential competition. In assessing the competitive impact without the non-competition agreements in place, it was assumed the selling shareholders could develop a competitive product in approximately three years. In assessing the competitive impact with the non-competition agreements in place, it was assumed that the selling shareholders would compete immediately following the end of the five-year non-compete period. The impact of this competition on our revenue for valuation purposes was assessed based on the cumulative probability of the selling shareholders’ ability, feasibility, and desire to compete and a discount rate of 15%. The value of the non-competition agreements are being amortized over a five-year period as a component of operating expenses.

Pro forma results of operations for these acquisitions have not been presented because they are not material to our consolidated results of operations. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes. Cretaprint and Metrics generate revenue and incur operating expenses in Euros and Brazilian reais, respectively. Accordingly, we have adopted the Euro and Brazilian real as the functional currencies for Cretaprint and Metrics, respectively.

4. Balance Sheet Details

Inventories

Inventories, net of allowances, as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$35,121	$19,703
Work in process	6,250	3,547
Finished goods	22,282	21,538

	$63,653	$44,788

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers of $1.0 and $2.1 million at September 30, 2012 and December 31, 2011, respectively, is included in other current assets in our Condensed Consolidated Balance Sheets.

Financing Receivables

Our financing receivables consist of $0.8 and $0.3 million of trade receivables having a contractual maturity in excess of one year at September 30, 2012 and December 31, 2011, respectively. Our policy and methodology used to establish our allowance for doubtful accounts have been consistently applied over all periods presented.

Product Warranty Reserves

Product warranty reserve activities are summarized as follows (in thousands):

Balance at January 1, 2011	$9,232
Provisions, net of releases	10,307
Settlements	(10,662)

Balance at December 31, 2011	$8,877
Accrued warranty assumed upon acquisition of Cretaprint	1,386
Provisions, net of releases	7,642
Settlements	(7,803)

Balance at September 30, 2012	$10,102

Other Comprehensive Income

The components of accumulated other comprehensive income as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Net unrealized investment gains	262	$86
Currency translation gains	978	1,436
Other	25	(75)

Accumulated other comprehensive income	$1,265	$1,447

5. Investments and Fair Value Measurements

We invest our excess cash on deposit with major banks in money market, U.S. Treasury and government-sponsored entity, foreign government, corporate debt, municipal, and mortgage-backed residential securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in the Condensed Consolidated Balance Sheets.

We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Typically, the cost of these investments has approximated fair value. Marketable investments with a maturity greater than three months are classified as available-for-sale short-term investments. Available-for-sale securities are stated at fair market value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (“OCI”), adjusted for deferred income taxes. The credit portion of any other-than-temporary impairment is included in net income. Realized gains and losses on sales of financial instruments are recognized upon sale of the investments using the specific identification method.

Our available-for-sale short-term investments as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2012
U.S. Government and sponsored entities	$14,518	$47	$—	$14,565
Foreign government securities	2,002	—	(1)	2,001
Corporate debt securities	51,981	350	(2)	52,329
Municipal securities	1,708	3	—	1,711
Mortgage-backed securities – residential	10,986	50	(18)	11,018

Total short-term investments	$81,195	$450	$(21)	$81,624

December 31, 2011
U.S. Government and sponsored entities	$21,366	$85	$(10)	$21,441
Foreign government securities	3,782	—	(4)	3,778
Corporate debt securities	62,218	182	(117)	62,283
Mortgage-backed securities – residential	11,592	48	(42)	11,598

Total short-term investments	$98,958	$315	$(173)	$99,100

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Foreign government securities	$2,001	$(1)	$—	$—	$2,001	$(1)
Corporate debt securities	2,666	(2)	—	—	2,666	(2)
Mortgage-backed securities – residential	2,348	(9)	425	(9)	2,773	(18)

Total	$7,015	$(12)	$425	$(9)	$7,440	$(21)

December 31, 2011
U.S. Government and sponsored entities	$3,510	$(10)	$—	$—	$3,510	$(10)
Foreign government securities	3,778	(4)	—	—	3,778	(4)
Corporate debt securities	16,708	(108)	1,006	(9)	17,714	(117)
Mortgage-backed securities – residential	3,508	(42)	1	—	3,509	(42)

Total	$27,504	$(164)	$1,007	$(9)	$28,511	$(173)

For fixed income securities that have unrealized losses as of September 30, 2012, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of September 30, 2012 were temporary in nature.

Amortized cost and estimated fair value of investments at September 30, 2012 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$35,249	$35,345
Mature in one to three years	45,946	46,279

Total short-term investments	$81,195	$81,624

For the three months ended September 30, 2012 and 2011, there were no net realized gains or losses from sales of investments recognized in interest and other income, net. For the nine months ended September 30, 2012 and 2011, net realized losses of $0.1 million and $0, respectively, from sales of investments were recognized in interest and other income, net. As of September 30, 2012 and December 31, 2011, net unrealized gains of $0.4 and $0.1 million, respectively, were included in OCI in the accompanying unaudited Condensed Consolidated Balance Sheets.

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

We utilize the market approach to measure the fair value of our fixed income securities. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of our fixed income securities is obtained using readily-available market prices from a variety of industry standard data providers, large financial institutions, and other third-party sources for the identical underlying securities. The fair value of our investments in certain money market funds is expected to maintain a Net Asset Value of $1 per share and, as such, is priced at the expected market price.

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of September 30, 2012 and December 31, 2011 in order of liquidity as follows (in thousands):

		Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2012
Assets:
Money market funds	$17,877	$17,877	$—	$—
U.S. Government and sponsored entities	14,565	7,347	7,218	—
Foreign government securities	2,001	—	2,001	—
Corporate debt securities	53,694	—	53,659	35
Municipal securities	1,711	—	1,711	—
Mortgage-backed securities – residential	11,018	—	11,018	—

	$100,866	$25,224	$75,607	$35

Liabilities:
Contingent consideration, current and noncurrent	$30,379	$—	$—	$30,379
Self-insurance	1,497	—	—	1,497

	$31,876	$—	$—	$31,876

December 31, 2011
Assets:
Money market funds	$50,532	$50,532	$—	$—
U.S. Government and sponsored entities	21,441	9,194	12,247	—
Foreign government securities	3,778	—	3,778	—
Corporate debt securities	62,283	—	62,239	44
Mortgage-backed securities – residential	11,598	—	11,598	—

	$149,632	$59,726	$89,862	$44

Liabilities:
Contingent consideration, current and noncurrent	$8,704	$—	$—	$8,704
Self-insurance	1,640	—	—	1,640

	$10,344	$—	$—	$10,344

Money market funds consist of $17.9 and $50.5 million, which have been classified as cash equivalents as of September 30, 2012 and December 31, 2011, respectively. Corporate debt securities include $1.4 million, which have been classified as cash equivalents as of September 30, 2012.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets. Money market mutual funds are actively traded at $1 per share Net Asset Value. There have been no transfers between Level 1 and 2 during the nine months ended September 30, 2012 and 2011.

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

In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from each debt security. For asset-backed and mortgage-backed securities, cash flow estimates, including prepayment assumptions, rely on data from widely accepted third party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries, and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities.

Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the nine months ended September 30, 2012 and 2011. Accumulated other-than-temporary credit-related impairments charged to retained earnings and interest and other income, net, consists of the following (in thousands):

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income (Expense), Net	TOTAL
Accumulated impairments, net, attributable to assets still held at September 30, 2012	$58	$824	$882

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

Liabilities for Contingent Consideration

Acquisition-related current and noncurrent liabilities for contingent consideration (i.e., earnouts) are related to the acquisitions of Metrics, FX Colors, and Cretaprint in 2012; Alphagraph, Entrac Technologies, Inc. (“Entrac”), and Streamline Development LLC (“Streamline”) in 2011; and Radius Solutions Incorporated (“Radius”) in 2010. The fair value of these earnouts is estimated to be $30.4 and $8.7 million as of September 30, 2012 and December 31, 2011, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.9% and 6.4%, achievement of acquisition-related executive deferred compensation cost, and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Acquisition-related executive deferred compensation cost of $1.1 million, which is dependent on the continuing employment of a former shareholder, has been applied against the earnout as of September 30, 2012. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of September 30, 2012, as a current and noncurrent liability of $18.3 and $12.1 million, respectively.

The 2012 Entrac earnout performance target was not achieved due to the delayed launch of MiniNet 5, which is Entrac’s next generation software. Consequently, the fair value of the Entrac earnout decreased by $1.4 million as of September 30, 2012. The 2011 Radius earnout performance target was achieved. Consequently, the fair value of the Radius earnout increased by $1.5 million as of December 31, 2011. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Changes in the fair value of contingent consideration are summarized as follows:

Fair value of contingent consideration at January 1, 2011	$2,744
Fair value of Streamline contingent consideration at February 16, 2011	1,320
Fair value of Entrac contingent consideration at July 25, 2011	2,730
Fair value of Alphagraph contingent consideration at December 6, 2011	2,588
Changes in valuation	1,538
Payment	(2,125)
Foreign currency adjustment	(91)

Fair value of contingent consideration at December 31, 2011	$8,704

Fair value of Cretaprint contingent consideration at January 10, 2012	$16,445
Fair value of FX Colors contingent consideration at April 5, 2012	190
Fair value of Metrics contingent consideration at April 10, 2012	5,582
Deferred compensation cost dependent on future employment	678
Changes in valuation	(476)
Payments	(382)
Foreign currency adjustment	(362)

Fair value of contingent consideration at September 30, 2012	$30,379

ASU 2011-04 requires a narrative description of the sensitivity of recurring fair value measurements to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value measurement. Since the primary inputs to the fair value measurement of the contingent consideration liability are the discount rate and probability-adjusted revenue, we reviewed the sensitivity of the fair value measurement to changes in these inputs. Probability-adjusted gross profit was not considered in the sensitivity analysis as its impact on the fair value measurement is conditional on achievement of the revenue performance targets and has significantly less impact on the overall potential earnout payment.

We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 70% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. Achievement of probability-adjusted revenue of 5% less than the level assumed in the respective valuations would result in a decrease in the earnout liability of approximately $1.6 million resulting in a corresponding decrease in general and administrative expense. Likewise, a change in the discount rate of one percentage point results in either an increase or decrease in the fair value of contingent consideration of approximately $0.3 million.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.5 and $1.6 million as of September 30, 2012 and December 31, 2011, respectively, which are not discounted, based upon an examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual at September 30, 2012 and December 31, 2011, include total enrollment (including employee contributions), population demographics, and historical claims costs incurred, which are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

Changes in the contingent liability for self-insurance are summarized as follows:

Fair value of self-insurance liability at January 1, 2011	$—
Additions to reserve	11,840
Employee contributions	2,710
Less: insurance claims and administrative fees paid	(12,910)

Fair value of self-insurance liability at December 31, 2011	$1,640

Additions to reserve	9,380
Employee contributions	1,769
Less: insurance claims and administrative fees paid	(11,292)

Fair value of self-insurance liability at September 30, 2012	$1,497

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

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities under ASC 820. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The fair value of our derivative assets and liabilities having notional amounts of $3.5 million as of September 30, 2012 and December 31, 2011 was not material.

6. Short-term Borrowings

Short-term borrowings of $6.9 million were assumed in the acquisition of Cretaprint on January 10, 2012. We repaid $6.7 million of these borrowings during the nine months ended September 30, 2012 resulting in the following short-term borrowings remaining outstanding at September 30, 2012, net of foreign currency translation adjustments (in thousands, except for weighted average interest rates):

	September 30, 2012		January 10, 2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding
Notes payable to banks	$155	5.0%	$2,085
Lines of credit	—	4.5%	4,790

	$155		$6,875

Cretaprint had EUR 2.8 million (or approximately $3.6 million) available under these lines of credit at September 30, 2012.

7. Income taxes

We recognized tax benefits of $7.9 and $3.8 million on pretax income of $5.6 and $22.9 million during the three and nine months ended September 30, 2012, respectively. We recognized tax provisions of $1.4 and $3.2 million on pretax income of $7.5 and $19.2 million during the three and nine months ended September 30, 2011, respectively.

The provisions for income taxes before discrete items were $3.3 and $8.5 million during the three and nine months ended September 30, 2012, respectively, and $1.4 and $4.3 million during the three and nine months ended September 30, 2011, respectively. The increase in the provision for income taxes before discrete items for the three and nine months ended September 30, 2012, compared with the same periods in the prior year, is due primarily to the expiration of the federal research and development tax credit and the increase in pretax income before discrete items.

Primary differences between our recorded tax provision (benefit) rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2011, lower taxes on permanently reinvested foreign earnings in both years, and the tax effects of stock-based compensation expense in both years pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes.

Our tax provision before discrete items is reconciled to our recorded provision for (benefit from) income taxes for the three and nine months ended September 30, 2012 and 2011 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Provision for income taxes before discrete items	$3.3	$1.4	$8.5	$4.3
Provision related to gain on sale of minority investment in a privately held company	—	1.1	—	1.1
Interest related to unrecognized tax benefits	0.1	0.1	0.3	0.4
Benefit related to restructuring and other expenses	(0.8)	(0.3)	(1.4)	(0.9)
Benefit related to acquisition expenses	—	(0.1)	—	(0.5)
Deductions related to ESPP dispositions	—	(0.1)	(0.4)	(0.5)
Benefit from reassessment of tax exposure related to filing of prior year tax returns	(0.8)	(0.7)	(0.8)	(0.7)
Benefit from reversals of uncertain tax positions due to statute of limitation expirations	(9.2)	—	(9.5)	—
Benefit from reversals of accrued interest related to uncertain tax positions	(0.5)	—	(0.5)	—

Provision for (benefit from) income taxes	$(7.9)	$1.4	$(3.8)	$3.2

As of September 30, 2012 and December 31, 2011, total unrecognized tax benefits were $30.4 and $35.6 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. It is reasonably possible that our unrecognized tax benefits will decrease up to $4.5 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision (benefit). As of September 30, 2012 and December 31, 2011, we accrued $1.2 and $1.7 million, respectively, for potential payments of interest and penalties.

As of September 30, 2012, we were subject to examination by the Internal Revenue Service for the 2009-2011 tax years, state tax jurisdictions for the 2008-2011 tax years, and the Netherlands tax authority for the 2009-2011 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are required to make payments to acquired company stockholders based on the achievement of specified performance targets. The fair value of these earnouts is estimated to be $30.4 and $8.7 million as of September 30, 2012 and December 31, 2011, respectively, by applying the income approach in accordance with ASC 805-30-25-5. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of September 30, 2012 as a current and noncurrent liability of $18.3 and $12.1 million, respectively. The potential undiscounted amount of all future contingent consideration cash payments that we could be required to make, beyond amounts currently accrued, is $5.2 million as of September 30, 2012.

The 2012 Entrac earnout performance target was not achieved. Consequently, the fair value of the Entrac earnout decreased by $1.4 million as of September 30, 2012. The 2011 Radius earnout performance target was achieved. Consequently, the fair value of the Radius earnout increased by $1.5 million as of December 31, 2011. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Lease Commitments

As of September 30, 2012, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

Self-Insurance

Beginning in 2011, we are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We recognize our self-insurance expense for interim reporting purposes on a pro rata basis over the year in accordance with ASC 720-20-35-3, Insurance Costs. This approach treats usual recurring self-insurance losses as integral to annual reporting and, therefore, any expected changes in the incurred but not reported liability and related insurance recoverables that are not related to specific events are spread over the entire year.

We have accrued a contingent liability of $1.5 and $1.6 million as of September 30, 2012 and December 31, 2011, respectively, which represents an allocation of the ultimate claims cost that will be incurred through year end. Since we changed the administrator of our self-insurance in 2012, we estimated the undiscounted liability based upon analysis of historical data supplied by the insurance carrier that was previously administering our plan. We will further refine our accrual at year end based upon appropriate actuarial analysis and estimates. The primary estimates used in the development of our accrual at September 30, 2012 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

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

As of September 30, 2012, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Digitech Image Technologies, LLC (“Digitech”) Patent Litigation

On August 16, 2012, Digitech initiated litigation against EFI; Konica Minolta Holdings, Inc., Konica Monolta Holdings, U.S.A., Inc., and Konica Minolta Business Solutions, U.S.A., Inc. (collectively, “Konica Minolta”); and Xerox Corporation (“Xerox”), for infringement of a patent related to a device in a digital image reproduction system in the United States District Court for the Central District of California.

In addition to its own defense, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta and Xerox. Because this proceeding is in the preliminary stage and we have not had an opportunity to complete our evaluation of the allegations, we are not in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

Durst Fototechnik Technology GmbH (“Durst”) v. Electronics for Imaging GmbH (“EFI GmbH”) and EFI, et al. – Mannheim Litigation

On February 23, 2007, Durst brought an action to enforce a utility model patent right against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity, and unenforceability based on Durst’s improper actions before the German patent office. EFI filed its Statement of Defense on August 29, 2007. EFI’s defenses include those for EFI GmbH, as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2008 and, following a recess to receive additional expert testimony, finished the trial on August 28, 2009.

In a subsequent decision, the Mannheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst’s appeal of this decision took place on October 26, 2011 in Karlsruhe, Germany. On December 21, 2011, the Higher Regional Court of Karlsruhe upheld the lower court’s decision, invalidating Durst’s utility model right. Durst filed a request for further appeal of this decision in the German Supreme Court, but withdrew that request in April 2012. Thus, the lower court’s decision invalidating the utility model right is final and as such, it is no longer possible to incur a loss in this matter. The Mannheim court has awarded EFI restitution of costs of approximately $0.1 million, which was paid by Durst.

Durst v. EFI GmbH and EFI, et al. – Dusseldorf Litigation

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany, alleging infringement of a German patent. We have filed our response to the action, denying infringement and arguing that the patent is not valid. Nevertheless, because this proceeding is in the preliminary stage, we are not in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

N.V. Perfectproof Europe v. BEST GmbH

On December 31, 2001, N.V. Perfectproof Europe (“Perfectproof”) filed a complaint against BEST GmbH, currently Electronics For Imaging, GmbH (“BEST”) in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EUR 0.6 million for such termination and additional damages of EUR 0.3 million, or a total of approximately $1.2 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and challenged its jurisdiction over the claim. Perfectproof appealed the judgment, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and sent the case back to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case and that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement and as such, was subject to reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an expert to review accounting and other records of the parties and address certain questions relevant in assessing the amount of total damages that Perfectproof claimed it suffered. We received the expert’s preliminary report on July 14, 2011 and filed, on August 16, 2011, a response to the expert’s report. On October 19, 2011, the expert issued the final report in which the expert’s analysis of itemized damages are, in the aggregate, significantly less than the amount of damages claimed by Perfectproof.

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

In May 2011, Mr. Claramonte filed an action against Cretaprint in the Commercial Court in Valencia, Spain, alleging, among other things, that certain Cretaprint products infringe a patent held by Mr. Claramonte. In the Cretaprint purchase agreement, the former owners of Cretaprint fully indemnify EFI against this potential liability in the event that Claramonte prevails in any claim, demand, or action against Cretaprint. The trial commenced on October 4, 2012.

We accrued the contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date. In addition, we accrued a contingent asset reflecting an indemnification arrangement to recover a portion of the expense from the former shareholders. The net obligation accrued in the opening balance sheet on the acquisition date is EUR 2.5 million (or approximately $3.2 million).

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

Subsequently, a consolidated action was entered between EFI and our four excess D&O insurers involving a dispute over the proper interpretation of the insurance agreements with respect to the settlement of the derivative actions. EFI sought damages against the excess insurers, alleging that the insurers acted in bad faith and breached the insurance agreements by refusing to contribute financially to the settlement of the derivative action. Pursuant to a settlement executed in April 2012, EFI received an additional $0.3 million in insurance proceeds, net of legal fees and costs.

Other Matters

As of September 30, 2012, we are also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

We sell VUTEk super-wide format ultra-violet (“UV”) and textile dye sublimation industrial digital inkjet printers and ink to billboard graphics printers, commercial photo labs, large sign shops, graphic screen printers, specialty commercial printers, and digital graphics providers serving the out-of-home advertising and industrial specialty print segments by printing point of purchase displays, signage, banners, fleet graphics, building wraps, art exhibits, customized architectural elements, and other large graphic displays. We sell Rastek hybrid and flatbed UV wide format graphics printers to the mid-range industrial digital inkjet printer market. We sell Jetrion label and packaging digital inkjet printing systems, custom high-performance integration solutions, and specialty inks to the converting, packaging, and direct mail industries. We sell Cretaprint digital inkjet tile imaging printers to the ceramic tile industry.

Productivity Software, which we previously referred to as Advanced Professional Print Software, consists of our business process automation software, including Monarch, PSI, Logic, PrintSmith, and PrintFlow; Pace, our business process automation software that is available in a cloud-based environment; Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; Radius, our business process automation software for label and packaging printers; PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; Prism and Metrics, our business process automation software for the printing and packaging industry; and Alphagraph, which includes business process automation solutions for the graphic arts industry.

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

Summary gross profit information, excluding stock-based compensation expense, for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Industrial Inkjet
Revenue	$79,096	$59,411	$234,008	$167,689
Gross profit	31,842	23,509	93,544	63,430
Gross profit percentages	40.3%	39.6%	40.0%	37.8%
Productivity Software
Revenue	$24,252	$21,520	$74,043	$57,506
Gross profit	17,336	15,167	53,001	40,052
Gross profit percentages	71.5%	70.5%	71.6%	69.6%
Fiery
Revenue	$50,726	$66,353	$169,980	$203,303
Gross profit	34,192	44,759	114,817	137,918
Gross profit percentages	67.4%	67.5%	67.5%	67.8%

A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment gross profit	$83,370	$83,435	$261,362	$241,400
Stock-based compensation expense	(293)	(657)	(826)	(1,334)

Gross profit	$83,077	$82,778	$260,536	$240,066

Tangible and intangible assets, net of liabilities, are summarized by operating segment as of September 30, 2012 and December 31, 2011 as follows (in thousands):

September 30, 2012	Industrial Inkjet	Productivity Software	Fiery
Goodwill	$59,554	$78,236	$64,413
Identified intangible assets, net	43,312	26,437	3,030
Tangible assets, net of liabilities	118,951	(2,687)	47,402

Net tangible and intangible assets	$221,817	$101,986	$114,845

December 31, 2011
Goodwill	$36,508	$63,403	$64,412
Identified intangible assets, net	28,483	23,520	3,989
Tangible assets, net of liabilities	66,841	(2,740)	40,896

Net tangible and intangible assets	$131,832	$84,183	$109,297

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

Our revenue by ship-to destination for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Americas	$86,445	$84,935	$251,351	$241,980
Europe, Middle East, and Africa (“EMEA”)	41,137	46,589	147,823	133,770
Asia Pacific (“APAC”)	26,492	15,760	78,857	52,748
Japan	7,471	7,267	22,290	28,587
Rest of World (“ROW”)	19,021	8,493	56,567	24,161

Total revenue	$154,074	$147,284	$478,031	$428,498

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, be recorded as assets or liabilities in our Condensed Consolidated Balance Sheet. As permitted, foreign exchange contracts with notional amounts of $2.8 and $3.5 million and net asset/liability fair values that are immaterial have been designated for hedge accounting treatment at September 30, 2012 and December 31, 2011, respectively. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated sales in Europe, Japan, the U.K., Brazil, Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., Brazil, and Australia. We hedge our operating expense exposure in Indian rupees. As of September 30, 2012, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

Foreign currency derivative contracts with notional amounts of $2.8 and $3.5 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at September 30, 2012 and December 31, 2011, respectively. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statement of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Forward contracts not designated as hedging instruments with a notional amount of $0.7 million are used to hedge foreign currency balance sheet exposures at September 30, 2012. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest and other income (expense), net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities.

11. Restructuring and Other

We incurred restructuring and integration charges, which were primarily associated with the Cretaprint and Prism acquisitions during the nine months ended September 30, 2012 and primarily associated with our Prism, Entrac, and Streamline acquisitions during the nine months ended September 30, 2011, which have been expensed in accordance with ASC 805 and ASC 420, Exit or Disposal Cost Obligations. We have also incurred restructuring charges related to head count reductions, facility downsizing, and relocations. These charges primarily relate to cost reduction actions undertaken to lower our quarterly operating expense run rate in the Fiery operating segment as well as targeted reductions in the Productivity Software operating segment. The restructuring plans are accounted for in accordance with ASC 420 and ASC 820.

We recognized restructuring and other charges of $2.3 and $4.5 million for the three and nine months ended September 30, 2012, respectively, and $0.6 and $2.3 million for the three and nine months ended September 30, 2011, respectively, primarily consisting of restructuring, severance, retention, integration, and charges to downsize or relocate our facilities. Restructuring and severance charges of $1.5 and $2.5 million related to head count reductions of 59 and 103 for the three and nine months ended September 30, 2012, respectively, and $0.3 and $1.6 million related to head count reductions of 12 and 41 for the three and nine months ended September 30, 2011, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs.

Integration expenses of $0.3 and $1.0 million were incurred during the three and nine months ended September 30, 2012, primarily related to the Cretaprint and Prism acquisitions, and $0.3 and $0.4 million for the three and nine months ended September 30, 2011, primarily related to the Prism, Entrac, and Streamline acquisitions. Retention expenses of $0.2 and $0.7 million were accrued during the three and nine months ended September 30, 2012, respectively, associated with the Cretaprint acquisition. Facilities reduction costs of $0.3 million were incurred during the three and nine months ended September 30, 2012 primarily related to facilities downsizing and relocations in the Americas primarily related to the Fiery operating segment. Facilities reduction costs of $0.3 million were incurred during the nine months ended September 30, 2011 primarily related to the Streamline acquisition and facilities relocations.

Restructuring and other reserve activities for the nine months ended September 30, 2012 and 2011 are summarized as follows (in thousands):

	2012	2011
Reserve balance at January 1,	$1,870	$1,795
Restructuring charges	2,203	1,130
Other charges	2,327	1,186
Non-cash acquisition-related compensation costs and restructuring	(678)	(55)
Cash payments	(3,513)	(2,610)

Reserve balance at September 30,	$2,209	$1,446

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

Stock-based compensation expense related to stock options, ESPP purchases, RSUs, and RSAs under ASC 718 for the three and nine months ended September 30, 2012 and 2011 is summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense by type of award:
Employee stock options	$277	$401	$739	$1,736
Non-vested RSUs and RSAs	3,755	4,050	11,651	13,195
ESPP	873	836	1,948	2,632

Total stock-based compensation	4,905	5,287	14,338	17,563
Tax effect on stock-based compensation	(1,121)	(1,870)	(3,982)	(5,600)

Net effect on net income	$3,784	$3,417	$10,356	$11,963

Valuation Assumptions

We use the Black-Scholes-Merton (“BSM”) option pricing model to value stock-based compensation for all equity awards, except market-based awards. Market-based awards are valued using the Monte Carlo valuation model.

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

The estimated per share weighted average fair value of stock options granted and the assumptions used to estimate fair value for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011 (1)	2012	2011
Weighted average fair value per share	$16.57	N/A	$16.57	$6.80
Expected volatility	43.8%	N/A	43.8%	47.7%
Risk-free interest rate	0.5%	N/A	0.5%	1.4%
Expected term (in years)	4.00	N/A	4.00	4.00

(1)	No stock options were granted during the three months ended September 30, 2011.

The estimated per share weighted average fair value of ESPP shares issued and the assumptions used to estimate fair value for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Weighted average fair value per share	$4.44	$4.98	$4.70	$4.79
Expected volatility	32% - 41%	28% - 36%	32% - 49%	28% - 42%
Risk-free interest rate	0.1% - 0.2%	0.2% - 0.4%	0.1% - 0.2%	0.2% - 0.6%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable as of September 30, 2012 and activity for the nine months ended September 30, 2012 are summarized below (in thousands, except for weighted average exercise price and contractual term):

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2012	2,453	$14.67
Options granted	125	16.57
Options forfeited and expired	(255)	15.61

Options forfeited and expired, net of granted	(130)
Options exercised	(749)	15.76

Options outstanding at September 30, 2012	1,574	$14.15	3.96	$4,538

Options vested and expected to vest at September 30, 2012	1,504	$14.18	3.90	$4,315

Options exercisable at September 30, 2012	994	$14.63	3.20	$2,595

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at September 30, 2012.

Non-vested RSUs as of September 30, 2012 and activity during the nine months ended September 30, 2012 are summarized below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2012	2,502	$13.60
Restricted stock granted	1,231	16.02
Restricted stock vested	(1,204)	13.04
Restricted stock forfeited	(134)	13.24

Non-vested at September 30, 2012	2,395	$15.15

Our performance-based RSAs vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan. The unrecognized compensation expense of $0.1 million related to non-vested RSAs was recognized during the quarter ended March 31, 2011.

The grant date fair value of RSUs vested during the nine months ended September 30, 2012 was $15.7 million. The aggregate intrinsic value at September 30, 2012 for RSUs expected to vest was $34.8 million and the remaining weighted average vesting period was 1.3 years. Aggregate intrinsic value for RSUs expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of September 30, 2012.

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

Performance-based and Market-based Stock Options and RSUs

RSUs granted during the nine months ended September 30, 2012 included 282,850 performance-based RSUs, which vest when specified performance criteria are met based on 2012 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $4.9 million, which is being amortized over their service periods of 1.0 year. The probability of achieving these awards was determined based on review of the actual results achieved by each business unit during the nine months ended September 30, 2012 compared with the 2012 operating plan as well as the overall strength of the business unit within the EFI organization. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the year, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. As of September 30, 2012, 282,850 performance-based RSUs remain outstanding.

RSUs granted during the nine months ended September 30, 2012 included 191,594 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2012 and the second quarter of 2015; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $3.0 million, which is being amortized over their average derived service periods of 3.0 years. The probability of achieving these awards was determined based on review of the actual results achieved by each business unit during the nine months ended September 30, 2012 compared with the 2012 operating plan as well as the overall strength of the business unit within the EFI organization. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the year, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. As of September 30, 2012, 191,594 performance-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2011 included 90,000 market-based RSUs, which vest when our average closing stock price exceeds defined multiples of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. If these multiples are not achieved by January 5, 2018, the awards are forfeited. The grant date fair value was estimated to be $1.1 million and is being amortized over the average derived service period of 3.93 years. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 2.9% and an implied volatility of 40%. On May 10, 2011, 28,000 market-based RSUs vested due to achievement of the threshold multiple of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. As of September 30, 2012, 62,000 market-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2011 included 323,600 performance-based RSUs, which vest when specified performance criteria are met based on 2011 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $5.0 million, which was being amortized over their service periods of 1.0 year. The performance criteria were achieved with respect to approximately 90% of these RSUs as of December 31, 2011. Accordingly, these RSUs vested on February 9, 2012 when the associated service requirements were met.

RSUs granted during the year ended December 31, 2011 included 195,156 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2011 and the second quarter of 2014; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the tax effects of these adjustments. The grant date fair value was estimated to be $3.0 million, which is being amortized over their average derived service periods of 3.0 years. The probability of achieving these awards was determined based on review of the actual results achieved by each business unit during the nine months ended September 30, 2012 compared with the 2012 operating plan as well as the overall strength of the business unit within the EFI organization. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the year, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. On May 23, 2012, 64,909 performance-based RSUs vested due to achievement of the threshold level of revenue and non-GAAP operating income targets during four consecutive quarters between the second quarter of 2011 and the first quarter of 2012. As of September 30, 2012, 128,062 performance-based RSUs remain outstanding.

RSUs and stock options granted during the year ended December 31, 2009 included 98,000 market-based RSUs and 294,076 market-based stock options. These awards vest when our average closing stock price exceeds defined multiples of the June 18 or August 28, 2009 closing stock prices for 20 consecutive trading days. If these multiples are not achieved by June 18 or August 28, 2016, respectively, the awards are forfeited. The grant date fair value was estimated to be $0.9 million for the RSUs and $1.7 million for the stock options, which are being amortized over their average derived service periods of 4.35 and 4.88 years, respectively. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and 3.1%, respectively, and an implied volatility of 50%. On January 3 and 10, 2011, an aggregate of 29,335 market-based RSUs vested due to achievement of the threshold multiple of the June 18 and August 28, 2009 closing stock prices, respectively, for 20 consecutive trading days. On April 27, 2011, 59,598 of these market-based stock options vested due to achievement of the threshold multiple. As of September 30, 2012, 48,665 market-based RSUs and 131,118 market-based stock options remain outstanding.

Stock options granted during the year ended December 31, 2009 included 32,674 performance-based stock options. These performance-based stock options vest when our annual non-GAAP return on equity exceeds defined thresholds of the 2008 non-GAAP return on equity. Non-GAAP return on equity is defined as non-GAAP net income divided by stockholders’ equity. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain recurring and non-recurring expenses, and the tax effects of these adjustments. If these defined thresholds are not achieved by August 28, 2016, the stock options are forfeited. The grant date fair value was estimated to be $0.1 million, which is being amortized over the average derived service period of 3.71 years. On December 31, 2011, 5,298 of these performance-based stock options vested due to achievement of the initial non-GAAP return on equity growth threshold. As of September 30, 2012, 15,540 performance-based stock options remain outstanding.

13. Common Stock Repurchase Programs

In February and August 2011, our board of directors authorized a total of $60 million for the repurchase of our outstanding common stock. Under these publicly announced plans, we have made no repurchases during the nine months ended September 30, 2012. We repurchased 2.5 million shares for an aggregate purchase price of $40 million during the year ended December 31, 2011.

On August 31, 2012, the board of directors cancelled $20 million remaining for repurchase under the 2011 authorizations and approved a new authorization to repurchase $100 million of outstanding common stock. This authorization expires in February 2014. Under this publicly announced plan, we repurchased a total of 0.4 million shares for an aggregate purchase price of $6.4 million during the three months ended September 30, 2012.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs and RSAs. Employees surrendered 0.2 and 0.7 million shares for an aggregate purchase price of $2.6 and $12.0 million for the three and nine months ended September 30, 2012, respectively, and 0.1 and 0.4 million shares for an aggregate purchase price of $2.1 and $5.4 million for the three and nine months ended September 30, 2011, respectively.

These repurchased shares are recorded as treasury stock and are accounted for under the cost method thereby reducing shares outstanding. None of these repurchased shares of common stock have been cancelled. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

Note 14: Sale of Land and Building

On July 18, 2012, we entered into a Purchase and Sale Agreement and Joint Escrow Instructions (“Sale Agreement”) with Gilead Sciences, Inc. (“Gilead”), under which certain real property and improvements and other related assets will be sold to Gilead for a total price of $180 million, subject to various closing conditions. The transaction is expected to close on or about November 1, 2012. The property includes approximately four acres of land, the 294,000 square foot office building located at 303 Velocity Way, Foster City, California, and certain other assets related to the property.

The diligence period has expired; consequently, Gilead no longer has the option to terminate the Sale Agreement in its sole discretion.

When the transaction closes, the property will be subject to a leaseback of up to one year for which rent is not required to be paid. This constitutes a form of continuing involvement that prevents gain recognition. Until we vacate the building, the proceeds from the sale will be accounted for as a current liability on our balance sheet in accordance with the deposit method of accounting for real estate transactions.

Assets held for sale of $62.1 million as of September 30, 2012, are classified as current assets. Assets held for sale include $56.9 million of funds pledged with respect to the synthetic lease of the 303 Velocity Way facility, $2.9 million of related land, $2.1 million of leasehold and land improvements, and $0.2 million of previously capitalized lease financing and other costs. We expect to incur approximately $1 million of direct costs associated with this transaction.

15. Subsequent Event

On October 1, 2012, we acquired privately-held Online Print Marketing Ltd., headquartered in Dublin, Ireland, and DataCreation Pty Ltd., headquartered in Mosman, Australia, together doing business as Online Print Solutions (“OPS”), for approximately $8.5 million in cash, plus an additional future cash earn out contingent on achieving certain performance targets. OPS provides web-to-print, publishing, and cross-media marketing solutions and will be integrated into the Productivity Software operating segment.

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

Our products include color digital print controllers, industrial super-wide, wide format, label and packaging, and ceramic tile imaging digital inkjet printers that utilize our digital ink, and print production workflow, web-to-print, and business process automation solutions. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our digital industrial inkjet printers. Our inks include digital UV ink, of which we are the largest world-wide manufacturer, and textile dye sublimation ink. Our product portfolio includes Industrial Inkjet products including VUTEk super-wide and Rastek wide format industrial digital inkjet printers, Jetrion label and packaging digital inkjet printers, Cretaprint digital inkjet printers for ceramic tile imaging, and ink for each of these printers; Productivity Software consisting of print production workflow, web-to-print, and business process automation software, which provides corporate printing solutions, label and packaging solutions, and mailing and fulfillment solutions for the printing industry; and Fiery digital color print servers. Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the nine months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three and nine months ended September 30, 2012 were as follows:

•

Our results for the three and nine months ended September 30, 2012 reflect revenue growth, reduced operating expenses as a percentage of revenue, and improved profitability despite a decrease in gross profit as a percentage of revenue. Our revenue growth was primarily driven by the strength of our Industrial Inkjet operating segment and the benefits of the acquisition strategy in our Productivity Software operating segment, partially offset by the weakness in the European economy. We completed our acquisitions of Metrics and Cretaprint in 2012. We completed our acquisitions of Alphagraph, Prism Group Holdings Limited (“Prism”), Entrac, and Streamline in 2011. Their results are included in our results of operations subsequent to their respective acquisition dates.

•

Our consolidated revenue increased by 5% and 12%, or $6.8, and $49.5 million, during the three and nine months ended September 30, 2012, respectively, compared with the three and nine months ended September 30, 2011. Industrial Inkjet and Productivity Software revenue increased by $19.7 and $2.7 million during the three months ended September 30, 2012, respectively, and by $66.3 and $16.5 million, during the nine months ended September 30, 2012, respectively, as compared with the same periods in the prior year. Fiery revenue decreased by $15.6 and $33.3 million during the three and nine months ended September 30, 2012, respectively, as compared with the same periods in the prior year.

•

Industrial Inkjet revenue increased by 33% and 40% during the three and nine months ended September 30, 2012, respectively, compared with the three and nine months ended September 30, 2011. The Industrial Inkjet revenue increase was due to increased sales of super-wide and wide format UV printers and UV ink as well as the acquisition of Cretaprint, which closed during the first quarter of 2012 enabling our entry into the tile imaging market. We continue to experience growth resulting from the ongoing analog to digital and solvent to UV migration, as well as strong demand for our GS3250LX UV- curing digital inkjet printer incorporating “cool cure” LED technology.

This was partially offset by customers delaying purchases in anticipation of upcoming product launches in the super-wide format product line, as we expand our use of LED technology, and launch our next generation Cretaprint tile imaging printer, along with the impact of the weak economic environment in Europe. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

•

Productivity Software revenue increased by 13% and 29% during the three and nine months ended September 30, 2012, respectively, compared with the three and nine months ended September 30, 2011. The Productivity Software revenue increase was less than prior quarters due to customers delaying purchases in advance of the commercial print trade show, which was held later in 2012 than in prior years. Productivity Software revenue benefited from our acquisition of Prism, which closed during the third quarter of 2011; Alphagraph, which closed during the fourth quarter of 2011; and Metrics, which closed during the second quarter of 2012, as well as increased revenue from Monarch and Pace products and professional services. The acquisition of Metrics has increased the Latin American presence of our Productivity Software business. The acquisitions of Prism and Alphagraph in 2011 and Radius in 2010 have increased the international presence of our Productivity Software business. Our acquisitions have significantly increased our recurring maintenance revenue base.

•

Fiery revenue decreased by 24% and 16% during the three and nine months ended September 30, 2012, respectively, compared with the three and nine months ended September 30, 2011. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue decline is primarily due to delayed new product launches by these printer manufacturers, as well as the slowdown in the European economy.

•

Our gross profit percentage decreased by 2.3 and 1.5 percentage points during the three and nine months ended September 30, 2012, respectively, compared with the three and nine months ended September 30, 2011 primarily due to the change in mix between our operating segments. Our lower margin Industrial Inkjet operating segment revenue increased from 39% of consolidated revenue during the nine months ended September 30, 2011 to 49% of consolidated revenue during the nine months ended September 30, 2012. Meanwhile, our higher margin Fiery operating segment revenue decreased from 48% of consolidated revenue during the nine months ended September 30, 2011 to 36% of consolidated revenue during the nine months ended September 30, 2012. The unfavorable impact of the change in mix was partially offset by our improved gross profit percentage in the Industrial Inkjet and Productivity Software segments.

•

Operating expenses were 51% of revenue during the three and nine months ended September 30, 2012, compared to 52% of revenue during the three and nine months ended September 30, 2011. Operating expenses increased by $2.5 and $13.0 million during the three and nine months ended September 30, 2012, respectively, compared with the three and nine months ended September 30, 2011, but decreased as a percentage of revenue due to the 5% and 12% increase in revenue during the three and nine months ended September 30, 2012, respectively. The increase in operating expenses was primarily driven by head count increases related to our business acquisitions, commission payments resulting from increased revenue, and increased trade show spending due to Drupa, which is a European trade show that is held once every four years, partially offset by targeted head count reductions undertaken to lower our quarterly operating expense run rate in the Fiery and Productivity Software operating segments.

•

Interest and other income, net, increased by $0.2 million from a gain of $1.4 million during the three months ended September 30, 2011, to $1.6 million during the three months ended September 30, 2012. This increase is primarily due to a foreign currency fluctuation of $3.1 million between the periods, partially offset by the $2.9 million gain on sale of a minority interest in a privately-held company in the prior year. This foreign currency fluctuation was the result of a $1.3 million foreign exchange gain resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reias, and Indian rupees) as a result of a weakening U.S. dollar compared with a $1.8 million foreign exchange loss in the prior year.

•

Interest and other income, net, decreased by $3.8 million from a gain of $4.6 million during the nine months ended September 30, 2011, to $0.8 million during the nine months ended September 30, 2012. This decrease is primarily due to a foreign currency fluctuation of $0.7 million between the periods and a $2.9 million gain on sale of a minority interest in a privately-held company in the prior year. This foreign currency fluctuation was the result of a $0.1 million foreign exchange loss resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reais, and Indian rupees) as a result of a strengthening U.S. dollar compared with a $0.6 million foreign exchange gain in the prior year.

•

During the three and nine months ended September 30, 2012, we recognized tax benefits of $7.9 million and $3.8 million on pre-tax operating income of $5.6 and $22.9 million, respectively, compared to tax provisions of $1.4 and $3.2 million recognized during the three and nine months ended September 30, 2011 on pre-tax operating income of $7.5 and $19.2 million, respectively. The tax benefits recognized during the three and nine months ended September 30, 2012, resulted primarily from the recognition of previously unrecognized tax benefits resulting from the expiration of U.S. federal and state statutes of limitations.

Results of Operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three and nine months ended September 30, 2012 and 2011. These operating results are not necessarily indicative of our results for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	100%	100%	100%	100%
Gross Profit	54	56	55	56
Operating expenses:
Research and development	19	20	19	20
Sales and marketing	20	20	20	21
General and administrative	8	10	8	9
Restructuring and other	1	—	1	—
Amortization of identified intangibles	3	2	3	2

Total operating expenses	51	52	51	52

Income from operations	3	4	4	4
Interest and other income, net	1	1	1	1

Income before income taxes	4	5	5	5
Benefit from (provision for) income taxes	5	(1)	1	(1)

Net income	9%	4%	6%	4%

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

We sell VUTEk super-wide format UV industrial digital inkjet printers and ink to billboard graphics printers, commercial photo labs, large sign shops, graphic screen printers, specialty commercial printers, and digital graphics providers serving the out-of-home advertising and industrial specialty print segments by printing point of purchase displays, signage, banners, fleet graphics, building wraps, art exhibits, customized architectural elements, and other large graphic displays. We sell Rastek hybrid and flatbed UV wide format graphics printers to the mid-range industrial digital inkjet printer market. We sell Jetrion label and packaging digital inkjet printing systems, custom high-performance integration solutions, and specialty inks to the converting, packaging, and direct mail industries. We sell Cretaprint digital inkjet tile imaging printers to the ceramic tile industry.

•

“Productivity Software,” which we previously referred to as Advanced Professional Print Software, consists of our business process automation software, including Monarch, PSI, Logic, PrintSmith, and PrintFlow; Pace, our business process automation software that is available in a cloud-based environment; Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; Radius, our business process automation software for label and packaging printers; PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; Prism and Metrics, our business process automation software for the printing and packaging industry; and Alphagraph, which includes business process automation solutions for the graphic arts industry.

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

On a sequential basis, revenue during the third quarter of 2012 decreased by $9.8 million, or 6%, compared to second quarter 2012 results, primarily due to a 13% sequential decrease in Fiery revenue. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue decline is primarily due to delayed new product launches by these printer manufacturers as well as the slowdown in the European economy.

Revenue by Operating Segment for the Three Months Ended September 30, 2012 and 2011

Our revenue by operating segment for the three months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three months ended September 30,
	2012	Percent of total	2011	Percent of total	Change
					$	%
Industrial Inkjet	$79,096	51%	$59,411	40%	$19,685	33%
Productivity Software	24,252	16	21,520	15	2,732	13
Fiery	50,726	33	66,353	45	(15,627)	(24)

Total revenue	$154,074	$100%	$147,284	$100%	$6,790	5%

Overview

Our consolidated revenue increased by approximately 5%, or $6.8 million, from $147.3 million for the three months ended September 30, 2011 to $154.1 million for the three months ended September 30, 2012 consisting of increased Industrial Inkjet and Productivity Software revenue of $19.7 and $2.7 million, respectively, partially offset by decreased Fiery revenue of $15.6 million. Our revenue growth was primarily driven by the strength of our Industrial Inkjet operating segment and the benefits of the acquisition strategy in our Productivity Software operating segment, partially offset by the weakness in the European economy.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 33% during the three months ended September 30, 2012, compared with the three months ended September 30, 2011. The Industrial Inkjet revenue increase was due to increased sales of super-wide and wide format UV printers and UV ink as well as the acquisition of Cretaprint, which closed during the first quarter of 2012 enabling our entry into the tile imaging market. We continue to experience growth resulting from the ongoing analog to digital and solvent to UV migration, as well as strong demand for our GS3250LX UV – curing digital inkjet printer incorporating “cool cure” LED technology. This was partially offset by customers delaying purchases in anticipation of upcoming product launches in the super-wide format product line, as we expand our use of LED technology, and launch our next generation Cretaprint tile imaging printer, along with the impact of the weak economic environment in Europe. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

Productivity Software Revenue

Productivity Software revenue increased by 13% during the three months ended September 30, 2012, compared with the three months ended September 30, 2011. The Productivity Software increase was less than prior quarters due to customers delaying purchases in advance of the commercial print trade show, which was held later in 2012 than in prior years. Productivity Software revenue benefited from our acquisition of Prism, which closed during the third quarter of 2011, our acquisition of Alphagraph, which closed during the fourth quarter of 2011, and our acquisition of Metrics, which closed during the second quarter of 2012, as well as increased revenue from Monarch and Pace products and professional services. The acquisition of Metrics has increased the Latin American presence of our Productivity Software business. The acquisitions of Prism and Alphagraph in 2011 and Radius in 2010 have increased the international presence of our Productivity Software business and significantly expanded our customer base. Our acquisitions have significantly increased our recurring maintenance revenue base.

Fiery Revenue

Fiery revenue decreased by 24% during the three months ended September 30, 2012, compared with the three months ended September 30, 2011. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue decline is primarily due to delayed new product launches by these printer manufacturers as well as the slowdown in the European economy.

Revenue by Operating Segment for the Nine Months Ended September 30, 2012 and 2011

Our revenue by operating segment for the nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Nine months ended September 30,
	2012	Percent of total	2011	Percent of total	Change
					$	%
Industrial Inkjet	$234,008	49%	$167,689	39%	$66,319	40%
Productivity Software	74,043	15	57,506	13	16,537	29
Fiery	169,980	36	203,303	48	(33,323)	(16)

Total revenue	$478,031	$100%	$428,498	$100%	$49,533	12%

Overview

Our consolidated revenue increased by approximately 12%, or $49.5 million, from $428.5 million for the nine months ended September 30, 2011 to $478.0 million for the nine months ended September 30, 2012 consisting of increased Industrial Inkjet and Productivity Software revenue of $66.3 and $16.5 million, respectively, partially offset by decreased Fiery revenue of $33.3 million.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 40% during the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011. The Industrial Inkjet revenue increase was due to increased sales of super-wide and wide format UV printers, and UV ink as well as the acquisition of Cretaprint, which enabled our entry into the tile imaging market.

Productivity Software Revenue

Productivity Software revenue increased by 29% during the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011. Productivity Software revenue benefited from our acquisition of Metrics in Latin America, which closed during the second quarter of 2012, our acquisition of Alphagraph in Germany, which closed during the fourth quarter of 2011, our acquisition of Prism in EMEA and APAC, which closed during the third quarter of 2011, and our acquisition of Streamline in the U.S., which closed during the first quarter of 2011, as well as increased revenue from Monarch and Pace products and professional services. These acquisitions have increased the international presence of our Productivity Software business, significantly expanded our customer base, and increased our recurring maintenance revenue base.

Fiery Revenue

Fiery revenue decreased by 16% during the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011. The Fiery revenue decline is primarily due to delayed new product launches by the leading printer manufacturers as well as the slowdown in the European economy.

Revenue by Geographic Area for the Three Months Ended September 30, 2012 and 2011

Our revenue by geographic area for the three months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three months ended September 30,
	2012	Percent of total	2011	Percent of total	Change
					$	%
Americas	$86,445	56%	$84,935	57%	$1,510	2%
EMEA	41,137	27%	46,589	32%	(5,452)	(12)%
APAC	26,492	17%	15,760	11%	10,732	68%
Japan	7,471	5%	7,267	5%	204	3%
ROW	19,021	12%	8,493	6%	10,528	124%

Total revenue	$154,074	100%	$147,284	100%	$6,790	5%

Americas revenue increased by 2% for the three months ended September 30, 2012 compared to the same period in 2011 as increased Industrial Inkjet and Productivity Software revenue was offset by decreased Fiery revenue.

EMEA revenue decreased by 12% for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to the difficult economic environment in Europe. We are also navigating through the shift of the ceramic tile industry from Southern Europe (e.g., Spain and Italy) to the emerging markets China, India, and Indonesia.

Japan revenue increased by 3% for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to a small increase in Fiery revenue.

ROW revenue increased by 124% for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to the ability to offer tile imaging capability to these markets through the Cretaprint acquisition, which closed during the first quarter of 2012. The shift of the ceramic tile industry from southern Europe (e.g., Spain and Italy) to the emerging markets China, India, and Indonesia has accelerated revenue growth in APAC.

Revenue by Geographic Area for the Nine Months Ended September 30, 2012 and 2011

Our revenue by geographic area for the nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Nine months ended September 30,
	2012	Percent of total	2011	Percent of total	Change
					$	%
Americas	$251,351	53%	$241,980	57%	$9,371	4%
EMEA	147,823	31%	133,770	31%	14,053	11%
APAC	78,857	16%	52,748	12%	26,109	49%
Japan	22,290	4%	28,587	7%	(6,297)	(22)%
ROW	56,567	12%	24,161	5%	32,406	134%

Total revenue	$478,031	100%	$428,498	100%	$49,533	12%

Americas revenue increased by 4% for the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to increased Industrial Inkjet and Productivity Software revenue, partially offset by decreased Fiery revenue as follows:

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

EMEA revenue increased by 11% for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to:

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

Japan revenue decreased by 22% for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to decreased Fiery revenue resulting from the slow economy in Japan and delayed product launches by the leading printer manufacturers.

ROW revenue increased by 134% for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the Cretaprint acquisition, which closed during the first quarter of 2012, and our acquisition of Prism, which closed during the third quarter of 2011. The shift of the ceramic tile industry from southern Europe (e.g., Spain and Italy) to the emerging markets China, India, and Indonesia has accelerated revenue growth in this geographic region.

Revenue by Geographic Area by Operating Segment

Industrial Inkjet revenue in the third quarter of 2012 represented 49%, 56%, 2%, and 75% of revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 40%, 49%, 3%, and 30% in the same quarter of 2011.

Productivity Software revenue in the third quarter of 2012 represented 22%, 9%, 0%, and 7% of revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 21%, 6%, 0%, and 11% in the same quarter of 2011.

Fiery revenue in the third quarter of 2012 represented 29%, 35%, 98%, and 18% of revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 39%, 45%, 97%, and 59% in the same quarter of 2011.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery printer and copier-related products to a relatively small number of leading printer manufacturers. For the three and nine months ended September 30, 2012, Xerox provided 11% and 12% of our revenue, respectively. For the three months ended September 30, 2011, two customers – Xerox and Ricoh/Ikon – each provided more than 10% of our revenue individually and 28% of revenue in the aggregate. For the nine months ended September 30, 2011, three customers – Xerox, Konica Minolta, and Ricoh/Ikon – each provided more than 10% of our revenue individually and 37% of revenue in the aggregate.

Our reliance on revenue from the leading printer manufacturers continued to decrease significantly during the three and nine months ended September 30, 2012 due to the change in mix between our operating segments. Industrial Inkjet operating segment revenue increased from 40% and 39% of consolidated revenue during the three and nine months ended September 30, 2011, respectively, to 51% and 49% of consolidated revenue during the three and nine months ended September 30, 2012, respectively. Meanwhile, Fiery operating segment revenue decreased from 45% and 48% of consolidated revenue during the three and nine months ended September 30, 2011, respectively, to 33% and 36% of consolidated revenue during the three and nine months ended September 30, 2012, respectively.

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

Gross Profit

Gross Profit by Operating Segment for the Three Months Ended September 30, 2012 and 2011

Gross profit by operating segment, excluding stock-based compensation, for the three months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended September 30, 2012
	Industrial Inkjet	Productivity Software	Fiery	Stock-based Compensation Expense	Total
Revenue	$79,096	$24,252	$50,726	$—	$154,074
Cost of revenue	47,254	6,916	16,534	293	70,997

Gross profit	$31,842	$17,336	$34,192	$(293)	$83,077

Gross profit percentages	40.3%	71.5%	67.4%		53.9%

	Three Months Ended September 30, 2011
	Industrial Inkjet	Productivity Software	Fiery	Stock-based Compensation Expense	Total
Revenue	$59,411	$21,520	$66,353	$—	$147,284
Cost of revenue	35,902	6,353	21,594	657	64,506

Gross profit	$23,509	$15,167	$44,759	$(657)	$82,778

Gross profit percentages	39.6%	70.5%	67.5%		56.2%

Overview

Our gross profit percentage decreased by 2.3 percentage points from 56.2% of revenue during the three months ended September 30, 2011 to 53.9% of revenue during the three months ended September 30, 2012 primarily due to the change in mix between our operating segments. Our lower margin Industrial Inkjet operating segment revenue increased from 40% of consolidated revenue during the three months ended September 30, 2011 to 51% of consolidated revenue during the three months ended September 30, 2012. Meanwhile, our higher margin Fiery operating segment revenue decreased from 45% of consolidated revenue during the three months ended September 30, 2011 to 33% of consolidated revenue during the three months ended September 30, 2012. The unfavorable impact of the change in mix was partially offset by our improved gross profit percentage in the Industrial Inkjet and Productivity Software operating segment.

Industrial Inkjet Gross Profit

For the three months ended September 30, 2012, the Industrial Inkjet gross profit percentage was 40.3% compared to 39.6% for the same period in 2011. The Industrial Inkjet gross profit percentage improved compared with the prior year primarily due to targeted cost reduction initiatives, achieving post-acquisition cost synergies in the Cretaprint business, fixed manufacturing costs being spread over higher Industrial Inkjet revenue, higher selling prices for new products, favorable product mix shift toward higher margin printers, and reduced warranty exposure, partially offset by expenses related to engineering design modifications to improve quality.

Productivity Software Gross Profit

For the three months ended September 30, 2012, the Productivity Software gross profit percentage was 71.5% compared to 70.5% for the same period in 2011. The Productivity Software gross profit percentage improved compared with the prior year primarily due to efficiencies gained through increased revenue and the achievement of post-acquisition cost synergies. The increase in Productivity Software revenue aided the gross profit percentage due to the fixed component included within the Productivity Software cost of revenue.

Fiery Gross Profit

For the three months ended September 30, 2012, the Fiery gross profit percentage of 67.4% was comparable to 67.5% for the same period in 2011 primarily due to comparable product mix and stable pricing.

Gross Profit by Operating Segment for the Nine Months Ended September 30, 2012 and 2011

Gross profit by operating segment, excluding stock-based compensation, for the nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Nine Months Ended September 30, 2012
	Industrial Inkjet	Productivity Software	Fiery	Stock-based Compensation Expense	Total
Revenue	$234,008	$74,043	$169,980	$—	$478,031
Cost of revenue	140,464	21,042	55,163	826	217,495

Gross profit	$93,544	$53,001	$114,817	$(826)	$260,536

Gross profit percentages	40.0%	71.6%	67.5%		54.5%

	Nine Months Ended September 30, 2011
	Industrial Inkjet	Productivity Software	Fiery	Stock-based Compensation Expense	Total
Revenue	$167,689	$57,506	$203,303	$—	$428,498
Cost of revenue	104,259	17,454	65,385	1,334	188,432

Gross profit	$63,430	$40,052	$137,918	$(1,334)	$240,066

Gross profit percentages	37.8%	69.6%	67.8%		56.0%

Overview

Our gross profit percentage decreased by 1.5 percentage points from 56.0% of revenue during the nine months ended September 30, 2011 to 54.5% of revenue during the nine months ended September 30, 2012 primarily due to the change in mix between our operating segments. Our lower margin Industrial Inkjet operating segment revenue increased from 39% of consolidated revenue during the nine months ended September 30, 2011 to 49% of consolidated revenue during the nine months ended September 30, 2012. Meanwhile, our higher margin Fiery operating segment revenue decreased from 48% of consolidated revenue during the nine months ended September 30, 2011 to 36% of consolidated revenue during the nine months ended September 30, 2012. The unfavorable impact of the change in mix was partially offset by our improved gross profit percentage in the Industrial Inkjet and Productivity Software operating segments.

Industrial Inkjet Gross Profit

For the nine months ended September 30, 2012, the Industrial Inkjet gross profit percentage was 40.0% compared to 37.8% for the same period in 2011. The Industrial Inkjet gross profit percentage improved compared with the prior year primarily due to targeted cost reduction initiatives, achieving post-acquisition cost synergies in the Cretaprint business, fixed manufacturing costs being spread over higher Industrial Inkjet revenue, higher selling prices for new products, favorable product mix shift toward higher margin printers, and reduced warranty exposure, partially offset by expenses related to engineering design modifications to improve quality.

Productivity Software Gross Profit

For the nine months ended September 30, 2012, the Productivity Software gross profit percentage was 71.6% compared to 69.6% for the same period in 2011. The Productivity Software gross profit percentage improved compared with the prior year primarily due to efficiencies gained through increased revenue and the achievement of certain post-acquisition cost synergies. The increase in Productivity Software revenue aided the gross profit percentage due to the fixed component included within the Productivity Software cost of revenue.

Fiery Gross Profit

For the nine months ended September 30, 2012, the Fiery gross profit percentage was 67.5%, which is comparable to 67.8% for the same period in 2011 primarily due to comparable product mix and stable pricing.

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

Many of our products and subassemblies are manufactured by subcontract manufacturers that purchase most of the necessary components. If our subcontract manufacturers cannot obtain necessary components at favorable prices, we could experience increased product costs. We purchase certain components directly, including processors, memory, certain ASICs, and software licensed from various sources, including Adobe PostScript® software.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Research and development	$29,068	$29,473	$(405)	(1)%	$90,194	$85,850	$4,344	5%
Sales and marketing	30,329	30,137	192	1	93,480	88,036	5,444	6
General and administrative	12,775	14,095	(1,320)	(9)	36,831	40,550	(3,719)	(9)
Restructuring and other	2,280	604	1,676	277	4,530	2,316	2,214	96
Amortization of identified intangibles	4,619	2,311	2,308	100	13,434	8,720	4,714	54

Total operating expenses	$79,071	$76,620	$2,451	3%	$238,469	$225,472	$12,997	6%

Operating expenses, including restructuring and other expenses, acquisition expenses, amortization of intangible assets, change in fair value of contingent consideration, and stock-based compensation, increased by $2.5 million and were 51% and 52% of revenue for the three months ended September 30, 2012 and 2011, respectively. Operating expenses increased by $13.0 million and were 51% and 52% of revenue for the nine months ended September 30, 2012 and 2011, respectively.

Operating expenses increased due to head count increases related to business acquisitions in all three operating segments, commission payments resulting from increased revenue, and increased trade show and marketing program spending, primarily due to Drupa, which is a European trade show that is held once every four years.

Research and Development

Expenses for research and development consist primarily of costs associated with personnel, consulting, and prototype materials.

Research and development expenses for the three months ended September 30, 2012 were $29.1 million, or 19% of revenue, compared to $29.5 million, or 20% of revenue, for the three months ended September 30, 2011, a decrease of $0.4 million, or 1%. Head count increases related to our business acquisitions were offset by targeted head count reductions in the Fiery and Productivity Software operating segments undertaken to lower our quarterly operating expense run rate. Prototypes and non-recurring engineering, consulting, contractor, and travel expenses decreased by $0.4 million.

Research and development expenses for the nine months ended September 30, 2012 were $90.2 million, or 19% of revenue, compared to $85.9 million, or 20% of revenue, for the nine months ended September 30, 2011, an increase of $4.3 million, or 5%. Personnel-related expenses increased by $5.2 million primarily due to head count increases related to our business acquisitions, partially offset by targeted head count reductions in the Fiery and Productivity Software operating segments undertaken to lower our quarterly operating expense run rate. Prototypes and non-recurring engineering, consulting, contractor, and travel expenses decreased by $0.4 million. Facility and information technology expenses decreased by $0.5 million.

We expect that if the U.S. dollar remains volatile against the Indian rupee, Euro, British pound sterling, or Brazilian real, research and development expenses reported in U.S. dollars could fluctuate, although we hedge our operating expense exposure to the Indian rupee, which partially mitigates this risk.

Sales and Marketing

Sales and marketing expenses include personnel, trade show, marketing program and promotional material, sales commissions, travel and entertainment, and depreciation expenses, and costs associated with sales offices in the United States, Europe, and ROW.

Sales and marketing expenses for the three months ended September 30, 2012 were $30.3 million, or 20% of revenue, compared to $30.1 million, or 20% of revenue, for the three months ended September 30, 2011, an increase of $0.2 million, or 1%. Personnel-related expenses increased by $0.4 million primarily due to head count increases related to our business acquisitions and increased commission payments resulting from increased revenue. Trade show and marketing program spending, including related travel and freight was comparable to the prior year. Stock-based compensation expense decreased by $0.2 million primarily due to a prior year adjustment of estimated forfeitures.

Sales and marketing expenses for the nine months ended September 30, 2012 were $93.4 million, or 20% of revenue, compared to $88.0 million, or 21% of revenue, for the nine months ended September 30, 2011, an increase of $5.4 million, or 6%. Personnel-related expenses increased by $5.4 million primarily due to head count increases related to our business acquisitions and increased commission payments resulting from increased revenue. Trade show and marketing program spending, including related travel and freight, increased by $1.8 million, primarily due to Drupa, which is a European trade show that is held once every four years. Stock-based compensation expense decreased by $0.7 million primarily due to a prior year adjustment of estimated forfeitures. Facility and information technology expenses decreased by $1.1 million.

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

General and Administrative

General and administrative expenses consist primarily of human resources, legal, and finance expenses.

General and administrative expenses for the three months ended September 30, 2012 were $12.8 million, or 8% of revenue, compared to $14.1 million, or 10% of revenue, for the three months ended September 30, 2011, a decrease of $1.3 million, or 9%. Litigation-related expenses increased by $0.5 million due to the settlement of a dispute with the lessor of a facility in the U.K. The 2011 Radius earnout performance targets were achieved; consequently, the fair value of the Radius earnout increased by $1.5 million as of September 30, 2011. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense. Acquisition-related expenses decreased by $0.3 million due to lower expenses related to the OPS acquisition, which closed subsequent to September 30, 2012, as well as other anticipated transactions, compared with higher expenses related to two acquisitions that closed during the three months ended September 30, 2011.

General and administrative expenses for the nine months ended September 30, 2012 were $36.8 million, or 8% of revenue, compared to $40.5 million, or 9% of revenue, for the nine months ended September 30, 2011, a decrease of $3.7 million, or 9%. Stock-based compensation expense decreased by $2.2 million primarily due to a prior year adjustment of estimated forfeitures. We incurred $0.5 million in settlement of a dispute with the lessor of a facility in the U.K., which was partially offset by the receipt of an additional $0.3 million in insurance proceeds, net of legal fees and costs, related to our securities derivative litigation, which was settled in 2008. The 2011 Radius earnout performance targets were achieved; consequently, the fair value of the Radius earnout increased by $1.5 million as of September 30, 2011. Updated probability-adjusted revenue estimates indicate that the 2012 Entrac earnout performance targets will not be achieved; consequently, the fair value of the Entrac earnout decreased by $1.4 million as of September 30, 2012. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expense. Acquisition-related expenses decreased by $0.4 million due to lower expenses related to the three acquisitions that closed during the nine months ended September 30, 2012, as well as other anticipated transactions which either closed or are anticipated to close subsequent to September 30, 2012, compared with higher expenses related to three acquisitions that closed during the nine months ended September 30, 2011.

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

Stock-based compensation expenses were $4.9 and $5.3 million for the three months ended September 30, 2012 and 2011, respectively, a decrease of $0.4 million. Stock-based compensation expenses were $14.3 and $17.6 million for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $3.3 million. The decrease in stock-based compensation expense was primarily due to fluctuations in the number of awards granted between the periods and a prior year adjustment of estimated forfeitures.

Restructuring and Other

We incurred restructuring and integration charges, which were primarily associated with the Cretaprint and Prism acquisitions during the nine months ended September 30, 2012 and primarily associated with our Prism, Entrac, and Streamline acquisitions during the nine months ended September 30, 2011, which have been expensed in accordance with ASC 805 and ASC 420, Exit or Disposal Cost Obligations. We have also incurred restructuring charges related to head count reductions, facility downsizing, and relocations. These charges primarily relate to cost reduction actions undertaken to lower our quarterly operating expense run rate in the Fiery operating segment as well as targeted reductions in the Productivity Software operating segment. The restructuring plans are accounted for in accordance with ASC 420 and ASC 820.

We recognized restructuring and other charges of $2.3 and $4.5 million for the three and nine months ended September 30, 2012, respectively, and $0.6 and $2.3 million for the three and nine months ended September 30, 2011, respectively, primarily consisting of restructuring, severance, retention, integration, and charges to downsize or relocate our facilities. Restructuring and severance charges of $1.5 and $2.5 million related to head count reductions of 59 and 103 for the three and nine months ended September 30, 2012, respectively, and $0.3 and $1.6 million related to head count reductions of 12 and 41 for the three and nine months ended September 30, 2011, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs.

Integration expenses of $0.3 and $1.0 million were incurred during the three and nine months ended September 30, 2012, primarily related to the Cretaprint and Prism acquisitions, and $0.3 and $0.4 million for the three and nine months ended September 30, 2011, primarily related to the Prism, Entrac, and Streamline acquisitions. Retention expenses of $0.2 and $0.7 million were accrued during the three and nine months ended September 30, 2012, respectively, associated with the Cretaprint acquisition. Facilities reduction costs of $0.3 million were incurred during the three and nine months ended September 30, 2012 primarily related to facilities downsizing and relocations in the Americas primarily related to the Fiery operating segment. Facilities reduction costs of $0.3 million were incurred during the nine months ended September 30, 2011 primarily related to the Streamline acquisition and facilities relocations.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended September 30, 2012 was $4.6 million, or 3% of revenue, compared to $2.3 million, or 2% of revenue, for the three months ended September 30, 2011, an increase of $2.3 million, or 100%. This increase is primarily due to the amortization of intangible assets identified through the Metrics, Cretaprint, and Alphagraph acquisitions.

Amortization of identified intangibles for the nine months ended September 30, 2012 was $13.4 million, or 3% of revenue, compared to $8.7 million, or 2% of revenue, for the nine months ended September 30, 2011, an increase of $4.7 million, or 54%. This increase is primarily due to the amortization of intangible assets identified through the Metrics, Cretaprint, and Alphagraph acquisitions, partially offset by a Vutek acquisition-related intangible asset, Customer Relationships, being fully amortized.

Interest and Other Income, Net

Interest and other income, net, includes interest income, net, gains and losses from sales of our cash and short-term investments, gains from sales of investments in privately-held companies, and net foreign currency transaction gains and losses on our operating activities.

Interest and other income, net, increased by $0.2 million from a gain of $1.4 million during the three months ended September 30, 2011, to $1.6 million during the three months ended September 30, 2012. This increase is primarily due to a foreign currency fluctuation of $3.1 million between the periods, partially offset by the $2.9 million gain on sale of a minority interest in a privately-held company in the prior year. This foreign currency fluctuation was the result of a $1.3 million foreign exchange gain resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reais, and Indian rupees) as a result of a weakening U.S. dollar compared with a $1.8 million foreign exchange loss in the prior year.

Interest and other income, net, decreased by $3.8 million from a gain of $4.6 million during the nine months ended September 30, 2011, to $0.8 million during the nine months ended September 30, 2012. This decrease is primarily due to a foreign currency fluctuation of $0.7 million between the periods and a $2.9 million gain on sale of a minority interest in a privately-held company in the prior year. This foreign currency fluctuation was the result of a $0.1 million foreign exchange loss resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reais, and Indian rupees) as a result of a strengthening U.S. dollar compared with a $0.6 million foreign exchange gain in the prior year.

Income Before Income Taxes

For the three months ended September 30, 2012, pretax income of $5.6 million consisted of U.S. and foreign pretax income of $0.5 and $5.1 million, respectively. The pretax income attributable to U.S. operations included amortization of identified intangibles of $1.8 million, stock-based compensation of $4.9 million, and restructuring and other of $1.4 million, net of a credit for acquisition-related costs of $0.2 million. Pretax income attributable to foreign operations included amortization of identified intangibles of $2.8 million, restructuring and other of $0.9 million, acquisition-related costs of $0.6 million, and a litigation settlement of $0.5 million.

For the nine months ended September 30, 2012, pretax income of $22.9 million consisted of U.S. and foreign pretax income of $5.4 and $17.5 million, respectively. The pretax income attributable to U.S. operations included amortization of identified intangibles of $5.4 million, stock-based compensation of $14.3 million, restructuring and other of $2.7 million, and acquisition-related costs of $0.6 million, net of the decrease in fair value of the Entrac contingent consideration of $1.4 million, and litigation settlement of $0.3 million. Pretax income attributable to foreign operations included amortization of identified intangibles of $8.0 million, restructuring and other of $1.8 million, acquisition-related costs of $0.6 million, and a litigation settlement of $0.5 million.

For the three months ended September 30, 2011, pretax income of $7.5 million includes $2.9 and $4.6 million of U.S. and foreign pretax income, respectively. Pretax income attributable to U.S. operations included amortization of identified intangibles of $1.6 million, stock-based compensation of $5.3 million, restructuring and other of $0.5 million, and acquisition-related expenses of $0.7 million, partially offset by $2.9 million gain on the sale of a minority investment in a privately-held company. Pretax income attributable to foreign operations included amortization of identified intangibles of $0.7 million, restructuring and other of $0.1 million, and the increase in fair value of the Radius contingent consideration of $1.5 million.

For the nine months ended September 30, 2011, pretax income of $19.2 million includes $2.5 million of U.S. pretax loss and $21.7 million of foreign pretax income. Pretax loss attributable to U.S. operations included amortization of identified intangibles of $7.3 million, stock-based compensation of $17.6 million, restructuring and other of $1.7 million, and acquisition-related expenses of $1.6 million, partially offset by $2.9 million gain on the sale of a minority investment in a privately-held company. Pretax income attributable to foreign operations included amortization of identified intangibles of $1.4 million, restructuring and other of $0.6 million, and the increase in fair value of the Radius contingent consideration of $1.5 million.

Provision for (Benefit from) Income Taxes

We recognized tax benefits of $7.9 and $3.8 million on pretax income of $5.6 and $22.9 million during the three and nine months ended September 30, 2012, respectively. We recognized tax provisions of $1.4 and $3.2 million on pretax income of $7.5 and $19.2 million during the three and nine months ended September 30, 2011, respectively.

The provisions for income taxes before discrete items were $3.3 and $8.5 million during the three and nine months ended September 30, 2012, respectively, and $1.4 and $4.3 million during the three and nine months ended September 30, 2011, respectively. The increase in the provision for income taxes before discrete items for the three and nine months ended September 30, 2012, compared with the same periods in the prior year, is due primarily to the expiration of the federal research and development tax credit and the increase in pretax income before discrete items.

Primary differences between our recorded tax provision (benefit) rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2011, lower taxes on permanently reinvested foreign earnings in both years, and the tax effects of stock-based compensation expense in both years pursuant to ASC 718-740, which are non-deductible for tax purposes.

Our tax provision before discrete items is reconciled to our recorded provision for (benefit from) income taxes for the three and nine months ended September 30, 2012 and 2011 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Provision for income taxes before discrete items	$3.3	$1.4	$8.5	$4.3
Provision related to gain on sale of minority investment in a privately held company	—	1.1	—	1.1
Interest related to unrecognized tax benefits	0.1	0.1	0.3	0.4
Benefit related to restructuring and other expenses	(0.8)	(0.3)	(1.4)	(0.9)
Benefit related to acquisition expenses	—	(0.1)	—	(0.5)
Deductions related to ESPP dispositions	—	(0.1)	(0.4)	(0.5)
Benefit from reassessment of tax exposure related to filing of prior year tax returns	(0.8)	(0.7)	(0.8)	(0.7)
Benefit from reversals of uncertain tax positions due to statute of limitation expirations	(9.2)	—	(9.5)	—
Benefit from reversals of accrued interest related to uncertain tax positions	(0.5)	—	(0.5)	—

Provision for (benefit from) income taxes	$(7.9)	$1.4	$(3.8)	$3.2

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Most of this income is earned in the Netherlands, Spain, and the Cayman Islands, jurisdictions with tax rates materially lower than the statutory U.S. tax rate. No change in our business operations is under consideration that would materially impact our results from operations. Our effective tax rate could fluctuate significantly and be adversely impacted if anticipated earnings in the Netherlands, Spain, and the Cayman Islands are proportionally lower than current projections and earnings in all other jurisdictions are proportionally higher than current projections.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to the recoverability of our deferred tax assets. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than a valuation allowance on deferred tax assets related to foreign tax credits resulting from the 2003 acquisition of Best GmbH, compensation deductions potentially limited by Internal Revenue Code Section 162(m), and net operating loss carryforwards resulting from the 2010 Radius acquisition, we have determined that it is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance in a period, we will include an expense within the provision for (benefit from) income taxes in the Condensed Consolidated Statement of Operations in the period in which such determination is made.

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

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles and stock-based compensation expense, as well as restructuring related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include acquisition-related transaction expenses and the costs to integrate such acquisitions into our business, sale of a non-strategic minority investment in a privately-held company, and changes in fair value of contingent consideration.

These excluded items are described below:

•	Recurring charges and gains, including:

•

Amortization of acquisition-related intangibles. Intangible assets acquired to date are being amortized on a straight-line basis. Post-acquisition non-competition agreements are amortized over their term.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Non-recurring charges and gains, including:

•	Restructuring and other consists of:

•	Restructuring charges incurred as we reduced the number and size of our facilities and the size of our workforce.

•	Acquisition-related executive deferred compensation costs, which are dependent on the continuing employment of a former shareholder, are being amortized on a straight-line basis.

•	Expenses incurred to integrate businesses acquired during the periods reported.

•	Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions.

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

•

Gain on sale of minority investment in a privately-held company. Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are considered to be strategic to us. Each of these investments had been fully impaired in prior years. On September 1, 2011, we sold one of these investments for $2.9 million because it was no longer considered to be strategic.

•

During the third quarter of 2012, we incurred $0.5 million in settlement of a dispute with the lessor of a facility in the U.K., which was partially offset by the receipt, during the second quarter of 2012, of an additional $0.3 million in insurance proceeds, net of legal fees and costs, related to our previously disclosed settlement of the shareholder derivative litigation concerning our historical stock option granting practices.

•	Tax effect of non-GAAP adjustments

•

After excluding the items described above, we apply the principles of ASC 740, Income Taxes, to estimate the non-GAAP income tax provision (benefit) in each jurisdiction in which we operate. The expected annual non-GAAP income tax rate assumes the achievement of certain operational efficiencies related to our foreign operations that will be implemented prior to December 31, 2012.

•

We have excluded interest accrued on prior year tax reserves of $0.1 and $0.3 million for the three and nine months ended September 30, 2012, respectively, and $0.1 and $0.4 million for the three and nine months ended September 30, 2011, respectively, as well as other tax benefits of $0.4 million for the three and nine months ended September 30, 2011.

•

We have excluded the recognition of previously unrecognized tax benefits of $9.7 million from our non-GAAP net income for the three and nine months ended September 30, 2012 to facilitate comparability of our operating performance between the periods. These tax benefits primarily resulted from the release of previously unrecognized tax benefits resulting from the expiration of U.S. federal statutes of limitations.

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

Reconciliation of GAAP Net Income to Non-GAAP Net Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2012	2011	2012	2011
Net income	$13.4	$6.1	$26.7	$16.0

Amortization of identified intangibles	4.6	2.3	13.4	8.7
Stock-based compensation expense	4.9	5.3	14.3	17.6
Acquisition-related transaction costs	0.4	0.7	1.2	1.5
Restructuring and other	2.3	0.6	4.5	2.3
Change in fair value of contingent consideration	—	1.5	(1.4)	1.5
Litigation settlements	0.5	—	0.3	—
Gain on sale of minority investment in a privately held company	—	(2.9)	—	(2.9)
Tax effect on non-GAAP net income	(12.8)	(2.0)	(17.3)	(8.3)

Non-GAAP net income	$13.3	$11.6	$41.7	$36.4

Non-GAAP net income per diluted share	$0.28	$0.25	$0.87	$0.76

Shares for purposes of computing diluted non-GAAP net income per share	48.0	47.3	47.7	47.7

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $26.7 million to $192.5 million as of September 30, 2012 from $219.2 million as of December 31, 2011. The decrease was primarily due to the $44.5 million acquisitions of Cretaprint, Metrics, and FX Colors, including the Metrics non-competition agreements, net of cash acquired, net settlement of RSUs for employee common stock related tax liabilities of $12.0 million, treasury stock purchases of $6.4 million, net purchases of property and equipment of $5.3 million, payment of acquired business debt of $6.8 million, and earnout payments of $1.0, partially offset by proceeds from ESPP purchases of $6.8 million, proceeds from common stock option exercises of $11.8 million, proceeds from notes receivable of acquired business of $5.2 million, and cash flows provided by operating activities of $25.6 million.

(in thousands)	September 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$110,870	$120,058	$(9,188)
Short term investments	81,624	99,100	(17,476)

Total cash, cash equivalents, and short-term investments	$192,494	$219,158	$(26,664)

	Nine months ended September 30,
(in thousands)	2012	2011	Change
Net cash provided by operating activities	$25,610	$42,845	$(17,235)
Net cash used for investing activities	(28,996)	(34,610)	5,614
Net cash used for financing activities	(5,848)	(37,051)	31,203
Effect of foreign exchange rate changes on cash and cash equivalents	46	(23)	69

Decrease in cash and cash equivalents	$(9,188)	$(28,839)	$19,651

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At September 30, 2012, cash, cash equivalents, and short-term investments available were $192.5 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $83.6 and $69.4 million as of September 30, 2012 and December 31, 2011, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

During the nine months ended September 30, 2012, our cash flows provided by operating activities were approximately $25.6 million.

Net income of $26.7 million included non-cash charges and credits of $40.4 million, comprised primarily of $19.6 million of depreciation and amortization, $14.3 million of stock-based compensation, $2.6 million provision for inventory obsolescence, $1.7 million provision for bad debts and sales-related allowances, $1.3 million deferred tax provision, and $1.0 million of other non-cash charges, credits, and provisions. The net change in operating assets and liabilities of $41.5 million consists primarily of increased accounts receivable of $18.6 million, inventories of $12.3 million, and other current assets of $3.0 million and decreased net taxes payable of $7.9 million, partially offset by accounts payable and accrued liabilities of $0.3 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 73 and 52 days at September 30, 2012 and December 31, 2011, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. DSO increased during the nine months ended September 30, 2012 primarily due to Cretaprint’s less efficient cash conversion cycle, extension of extended payment terms during the nine months ended September 30, 2012, and the mix shift between higher Industrial Inkjet revenue and lower Fiery revenue.

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

We executed an agreement in Spain to sell to 2.8 million Euros (approximately $3.7 million) of accounts receivable to a third party without recourse. The accounts receivable sold were short-term trade receivables with payment due dates of less than one year. We report collections of such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. Our inventories increased by $18.9 million from $44.8 million as of December 31, 2011 to $63.7 million as of September 30, 2012 primarily due to inventories acquired in the Cretaprint acquisition, inventory build in anticipation of product launches scheduled for the upcoming quarter, and the mix shift between higher Industrial Inkjet and lower Fiery revenue. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. This results in lower inventory turns for Industrial Inkjet inventories compared with Fiery inventories. Inventory turnover declined from 6.2 turns during the quarter ended December 31, 2011 to 4.4 turns during the quarter ended September 30, 2012. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

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

On April 5, 2012, we acquired certain assets of FX Colors for cash consideration of approximately $0.2 million, which is net of the portion of the consideration that is contingent upon the achievement of certain milestones. We accounted for the acquisition of FX Colors for financial reporting purposes as a purchase business combination in accordance with ASC 805.

On January 10, 2012, we acquired Cretaprint for cash consideration of approximately $28.8 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets and executive retention. Cretaprint is a leading developer and supplier of inkjet printers for ceramic tiles.

Prism, Entrac, and Streamline were acquired during the nine months ended September 30, 2011, for approximately $24.3 million in cash, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets and accrued working capital payments. The accrued working capital payment of $0.4 million related to the Streamline acquisition and was paid during the nine months ended September 30, 2012.

Earnout payments were made during the nine months ended September 30, 2012 and 2011 relating to previously accrued Pace Systems Group, Inc. (“Pace”) liabilities of $0.6 and $2.9 million, respectively. Pace was acquired prior to the effective date of ASC 805; consequently, related earnout payments are classified as investing activities.

Subsequent to September 30, 2012, we acquired privately-held “OPS for approximately $8.5 million in cash, plus an additional future cash earn out contingent on achieving certain performance targets. OPS provides web-to-print, publishing, and cross-media marketing solutions.

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $16.2 million during the nine months ended September 30, 2012. Purchases of marketable securities, net of proceeds and maturities, were $3.3 million during the nine months ended September 30, 2011. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Restricted Cash and Investments

We are required to maintain restricted cash of $0.8 million as of September 30, 2012 related to customer agreements that were obtained with the Alphagraph and Cretaprint acquisitions. The current portion of $0.3 million represents the portion of the restriction that will be released within twelve months and is included in other current assets. The noncurrent portion of $0.5 million is included in other assets.

As of September 30, 2012, we were subject to a synthetic lease (“Lease”) covering our Foster City office facility located at 303 Velocity Way, Foster City, California. The Lease included an option to purchase the facility during or at the end of the lease term for the amount expended by the lessor to purchase the facility ($56.9 million). The funds pledged under the Lease were in LIBOR-based interest bearing accounts, which were restricted as to withdrawal at all times. We exercised our purchase option in the fourth quarter of 2012 with respect to the Lease in connection with the sale of the land and building to Gilead. The $56.9 million of pledged funds are classified as Assets Held for Sale under current assets in the Consolidated Balance Sheet as of September 30, 2012.

Property and Equipment, Net

Net purchases of property and equipment were $5.3 and $7.7 million during the nine months ended September 30, 2012 and 2011, respectively. Our property and equipment additions have historically been funded from operating activities. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware/ software used in our business, and our business outlook.

On July 18, 2012, we entered into a Sale Agreement with Gilead, under which certain real property and improvements and other related assets will be sold to Gilead for a total price of $180 million, subject to various closing conditions. The transaction is expected to close on or about November 1, 2012. The property includes approximately four acres of land, the 294,000 square foot office building located at 303 Velocity Way, Foster City, California, and certain other assets related to the property.

Financing Activities

Financing activities for the nine months September 30, 2012 included the receipt of $6.8 million related to the ESPP and $11.8 million related to common stock option exercises, partially offset by net settlement of RSUs for employee common stock related tax liabilities of $12.0 million and treasury stock purchases of $6.4 million.

Financing activities for the nine months ended September 30, 2011 included treasury stock purchases of $39.6 million and net settlement of RSUs and RSAs for employee common stock related tax liabilities of $5.4 million, partially offset by the receipt of $6.1 million related to the ESPP and $1.9 million related to stock option exercises.

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

Earnout payments made during the nine months ended September 30, 2012 related to previously accrued FX Colors and Radius contingent consideration liabilities of $0.1 and $0.3 million, respectively. The difference between the $2.1 million Radius earnout liability and the amount paid represents a disputed escrow retention. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the acquisition date will be reflected as cash used for operating activities in the Condensed Consolidated Statement of Cash Flows once the escrow dispute has been resolved.

Earnout payments made during the nine months ended September 30, 2011 related to previously accrued Radius contingent consideration liabilities of $2.1 million, respectively. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the acquisition date were reflected as cash used for operating activities in the Condensed Consolidated Statement of Cash Flows during the nine months ended September 30, 2011.

Other Commitments

Our Industrial Inkjet inventories consist of raw materials and finished goods, print heads, frames, digital UV ink, and other components in support of our internal manufacturing operations and solvent ink, which is purchased from third party contract manufacturers responsible for manufacturing our solvent ink. Our Fiery inventory consists primarily of raw materials and finished goods, memory subsystems, processors, and ASICs, which are sold to third party contract manufacturers responsible for manufacturing our products. Should we decide to purchase components and manufacture of Fiery controllers internally, or should it become necessary for us to purchase and sell components other than processors, ASICs, or memory subsystems to our contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventories we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole-source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supplies were reduced or not available.

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

Indemnification

In the normal course of business, we provide indemnification provisions of varying scope to customers against claims of intellectual property infringement or other claims made by third parties arising from the use or distribution of our products. Historically, costs related to these indemnification provisions have been insignificant. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

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

Off-Balance Sheet Financing

Synthetic Lease Arrangements

As of September 30, 2012, we were a party to the Lease covering our Foster City facility located at 303 Velocity Way, Foster City, California. The Lease provided a cost effective means of providing adequate office space for our corporate offices. The lease expires in July 2014. The Lease included an option allowing us to purchase the facility for the amount expended by the lessor to purchase the facility. The $56.9 million pledged under the Lease was in LIBOR-based interest bearing accounts as of September 30, 2012 and was restricted as to withdrawal at all times. We have exercised our purchase option in the fourth quarter of 2012 with respect to the Lease in connection with the sale of the land and building to Gilead. The $56.9 million of pledged funds was classified as Assets Held for Sale under current assets in the Consolidated Balance Sheet as of September 30, 2012.

On July 18, 2012, we entered into a Sale Agreement with Gilead, under which certain real property and improvements and other related assets will be sold to Gilead for a total price of $180 million, subject to various closing conditions. The transaction is expected to close on or about November 1, 2012. The property includes approximately four acres of land, the 294,000 square foot office building located at 303 Velocity Way, Foster City, California, and certain other assets related to the property.

We were in compliance with all financial and merger-related lease covenants as of September 30, 2012. We had guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the Lease. We were required to maintain a minimum net worth and tangible net worth as of the end of each quarter as well as certain additional covenants regarding mergers. We assessed our exposure in relation to the first loss guarantee under the Lease and determined there was no deficiency to the guaranteed value at September 30, 2012. As of September 30, 2012, we are treated as the owner of this building for federal income tax purposes. In conjunction with the Lease, we leased the land on which the building is located to the lessor of the building. This separate ground lease is for approximately 30 years, but will be terminated in conjunction with the completion of the sale of the building and land to Gilead.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.8 million at September 30, 2012. We had not entered into hedges against any other currency exposures as of September 30, 2012, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future. See Financial Risk Management below for a discussion of European market risk.

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

Hypothetical changes in the fair values of the financial instruments held by us at September 30, 2012 that are sensitive to changes in interest rates are presented in the table below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$88,964	$88,071	$87,179

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Brazilian real, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies world-wide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.8 million at September 30, 2012. We had not entered into hedges against any other currency exposures as of September 30, 2012, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented in the table below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the nine months ended September 30, 2012 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$479,192	$478,031	$476,870

Income from operations	$22,222	$22,067	$21,912

Financial Risk Management

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our exposures are related to non-U.S. dollar denominated sales in Europe, Japan, the U.K., Latin America, Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., and Australia. We hedge our operating expense exposure in Indian rupees. As of September 30, 2012, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

We maintain investment portfolio holdings of various issuers, types, and maturities. We typically utilize money market, U.S. Treasury and government-sponsored entity, foreign government, corporate debt, municipal, and mortgage-backed residential securities. These short-term investments are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of OCI. These securities are not leveraged and are held for purposes other than trading.

SEC Division of Corporation Finance Disclosure Guidance Topic 4 (“Guidance Topic 4”), European Sovereign Debt, encourages registrants to discuss their exposure to the uncertainty in the European economy. Specifically, registrants are asked to disclose their European debt by counterparty (i.e., sovereign and non-sovereign) and by country. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $11.2 million, which represents 16% of our money market funds and corporate debt securities at September 30, 2012. Our European debt investments are primarily with corporations domiciled in the northern or central European countries of Sweden, Germany, Netherlands, Switzerland, Norway, France, Belgium, and the U.K. However, approximately $1.4 million, or 12% of our European investments, consists of money market funds with two banks in the southern European country of Spain. We believe that we do not have significant exposure with respect to our corporate debt investments in Europe. Our money market investments meet the definition of cash equivalents at September 30, 2012.

Since Europe represents a significant portion of our revenue and cash flow, Guidance Topic 4 encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 27% of our receivables are with European customers as of September 30, 2012. Of this amount, 36% of our European receivables (10% of consolidated receivables) are in the higher risk southern European countries (mostly Spain and Italy), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, and Indonesia will reduce our exposure to credit risk in southern Europe.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended September 30, 2012, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2012, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2012, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Digitech Image Technologies, LLC (“Digitech”) Patent Litigation

On August 16, 2012, Digitech initiated litigation against EFI; Konica Minolta Holdings, Inc., Konica Monolta Holdings, U.S.A., Inc., and Konica Minolta Business Solutions, U.S.A., Inc. (collectively, “Konica Minolta”); and Xerox Corporation (“Xerox”), for infringement of a patent related to a device in a digital image reproduction system in the United States District Court for the Central District of California.

In addition to its own defense, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta and Xerox. Because this proceeding is in the preliminary stage and we have not had an opportunity to complete our evaluation of the allegations, we are not in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

Durst Fototechnik Technology GmbH (“Durst”) v. Electronics for Imaging GmbH (“EFI GmbH”) and EFI, et al. – Mannheim Litigation

On February 23, 2007, Durst brought an action to enforce a utility model patent right against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These defenses include lack of jurisdiction, non-infringement, invalidity, and unenforceability based on Durst’s improper actions before the German patent office. EFI filed its Statement of Defense on August 29, 2007. EFI’s defenses include those for EFI GmbH, as well as an additional defense for prior use based on EFI’s own European patent rights. The Mannheim court conducted a trial on November 30, 2008 and, following a recess to receive additional expert testimony, finished the trial on August 28, 2009.

In a subsequent decision, the Mannheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst’s appeal of this decision took place on October 26, 2011 in Karlsruhe, Germany. On December 21, 2011, the Higher Regional Court of Karlsruhe upheld the lower court’s decision, invalidating Durst’s utility model right. Durst filed a request for further appeal of this decision in the German Supreme Court, but withdrew that request in April 2012. Thus, the lower court’s decision invalidating the utility model right is final and as such, it is no longer possible to incur a loss in this matter. The Mannheim court has awarded EFI restitution of costs of approximately $0.1 million, which was paid by Durst.

Durst v. EFI GmbH and EFI, et al. – Dusseldorf Litigation

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany, alleging infringement of a German patent. We have filed our response to the action, denying infringement and arguing that the patent is not valid. Nevertheless, because this proceeding is in the preliminary stage, we are not in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

N.V. Perfectproof Europe v. BEST GmbH

On December 31, 2001, N.V. Perfectproof Europe (“Perfectproof”) filed a complaint against BEST GmbH, currently Electronics For Imaging, GmbH (“BEST”) in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EUR 0.6 million for such termination and additional damages of EUR 0.3 million, or a total of approximately $1.2 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and challenged its jurisdiction over the claim. Perfectproof appealed the judgment, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and sent the case back to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case and that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement and as such, was subject to reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an expert to review accounting and other records of the parties and address certain questions relevant in assessing the amount of total damages that Perfectproof claimed it suffered. We received the expert’s preliminary report on July 14, 2011 and filed, on August 16, 2011, a response to the expert’s report. On October 19, 2011, the expert issued the final report in which the expert’s analysis of itemized damages are, in the aggregate, significantly less than the amount of damages claimed by Perfectproof.

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

In May 2011, Mr. Claramonte filed an action against Cretaprint in the Commercial Court in Valencia, Spain, alleging, among other things, that certain Cretaprint products infringe a patent held by Mr. Claramonte. In the Cretaprint purchase agreement, the former owners of Cretaprint fully indemnify EFI against this potential liability in the event that Claramonte prevails in any claim, demand, or action against Cretaprint. The trial commenced October 4, 2012.

We accrued the contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date. In addition, we accrued a contingent asset reflecting an indemnification arrangement to recover a portion of the expense from the former shareholders. The net obligation accrued in the opening balance sheet on the acquisition date is EUR 2.5 million (or approximately $3.2 million).

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

Subsequently, a consolidated action was entered between EFI and our four excess D&O insurers involving a dispute over the proper interpretation of the insurance agreement with respect to the settlement of the derivative actions. EFI sought damages against the excess insurers, alleging that the insurers acted in bad faith and breached the insurance agreements by refusing to contribute financially to the settlement of the derivative action. Pursuant to a settlement executed in April 2012, EFI received an additional $0.3 million in insurance proceeds, net of legal fees and costs.

Other Matters

As of September 30, 2012, we are also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchases for the quarter ended September 30, 2012 (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2012	—	$—	—	$20,001
August 2012	172	15.03	—	20,001
September 2012	378	16.82	378	93,645

Total	550		378

(1)	In February and August 2011, our board of directors authorized a total of $60 million for the repurchase of our outstanding common stock. Under these publicly announced plans, we have made no repurchases during the nine months ended September 30, 2012. We repurchased 2.5 million shares for an aggregate purchase price of $40 million during the year ended December 31, 2011. On August 31, 2012, the board of directors cancelled $20 million remaining for repurchase under the 2011 authorizations and approved a new authorization to repurchase $100 million of outstanding common stock. This authorization expires in February 2014. Under this publicly announced plan, we repurchased a total of 0.4 million shares for an aggregate purchase price of $6.4 million during the three months ended September 30, 2012.
(2)	Includes 0.2 million shares purchased from employees to satisfy minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Purchase and Sale Agreement and Joint Escrow Instructions dated as of July 18, 2012 by and between the Company and Gilead Sciences, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: October 31, 2012	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2012	/s/ Vincent Pilette
Vincent Pilette
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Purchase and Sale Agreement and Joint Escrow Instructions dated as of July 18, 2012 by and between the Company and Gilead Sciences, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.