Form 10-K
period 2012-12-31
ELECTRONICS FOR IMAGING INC
filed 2013-02-22
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2012 was $624,726,440.**

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of January 29, 2013 was 46,058,643.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

** Based on the last trade price of the registrant’s common stock reported on The NASDAQ Global Select Market on June 30, 2012, the last business day of the registrant’s second quarter of the 2012 fiscal year. Excludes 8,072,484 shares of common stock held by directors, executive officers and holders known to the registrant to hold 10% or more of the registrant’s outstanding common stock in that such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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

We are a world leader in customer-centric digital printing innovation focused on the transformation of the printing, packaging, and decorative industries from the use of traditional analog based presses to digital on-demand printing.

Our products include industrial super-wide and wide format, label and packaging, and ceramic tile decoration digital inkjet printers that utilize our digital ink; print production workflow, web-to-print, cross-media marketing, and business process automation solutions; and color digital print controllers creating an on-demand digital printing ecosystem. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our digital industrial inkjet printers. Our inks include digital ultra-violet (“UV”) ink, of which we are the largest world-wide manufacturer, and textile dye sublimation ink. Our product portfolio includes inkjet products (“Industrial Inkjet”) including VUTEk super-wide and EFI wide format industrial digital inkjet printers, Jetrion label and packaging digital inkjet printing systems, ink for each of these printers, and Cretaprint digital inkjet printers for ceramic tile decoration; print production workflow, web-to-print, cross-media marketing, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing industry; and Fiery digital controllers, digital print servers, and digital front ends (“DFEs”) (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Products and Services

Industrial Inkjet

Our Industrial Inkjet products address the high-growth industrial digital inkjet segments where significant conversion of production from analog to digital inkjet printing is occurring. Industrial Inkjet products consist of our VUTEk super-wide and EFI wide format industrial digital inkjet printers, Jetrion label and packaging digital inkjet printing systems, Cretaprint digital inkjet printers for ceramic tile decoration, and related ink, parts, and services.

Our industry-leading VUTEk super-wide format UV and textile dye sublimation industrial digital inkjet printers and ink are used by commercial photo labs, large sign shops, graphic screen printers, specialty commercial printers, and digital and billboard graphics providers serving the out-of-home advertising and industrial specialty print segments by printing point of purchase displays, signage, banners, fleet graphics, building wraps, art exhibits, customized architectural elements, and other large graphic displays. We launched next generation models of our GS series of high-speed, high-resolution super-wide format industrial digital inkjet printers in 2012, 2011, and 2010. We introduced the HS100 printer in 2012, which will be launched in early 2013 and is a super-wide format industrial digital UV inkjet press incorporating LED technology that represents an alternative to analog presses. VUTEk printers primarily use UV curable ink, of which we are the largest world-wide manufacturer, although our solvent ink printers remain in use in the field. Our EFI roll-to-roll, hybrid, and flatbed entry level production UV wide format inkjet printers are developed, manufactured, and marketed to the entry-level and mid-range industrial digital inkjet printer market.

Our Jetrion products specialize in label and packaging digital inkjet printing and provide a wide array of label and packaging digital inkjet systems, custom high-performance integration solutions, and specialty digital UV ink to the label, packaging, and converting industries. Our Jetrion 4000 Full Color Digital Label printer is focused on short run, on-demand, color label printing. Our Jetrion 4830 handles wider web widths. We launched our Jetrion 4900 in 2011, which combines digital printing and finishing in a single end-to-end system. Our Jetrion 4900M was launched in 2012, which is a modular upgradeable version of the Jetrion 4900.

Our Cretaprint ceramic tile decoration digital inkjet printers are utilized by the ceramic tile industry. The ceramic tile decoration market is rapidly transitioning from analog to digital inkjet printing technology. We are applying our inkjet technology expertise to further enhance Cretaprint output quality, software control, and color management. Our digital experience and award winning imaging technology in combination with Cretaprint leading digital ceramic tile decoration products enables us to provide the ceramic tile industry with expanded offerings, workflow software, and world-wide support. Our next generation ceramic tile decoration digital inkjet printer was launched in September 2012. The Cretaprint C3 printer features a single chassis that accommodates up to eight print bars, which are accessed via a new slide-bar design, and can be independently configured for printing and special decoration effects. The multipurpose printer offers over 1,000 customizable settings controlling print width, speed, printer direction, and ink discharge.

We are the largest world-wide manufacturer and marketer of digital UV ink used in our digital industrial inkjet printers. We were first to market with digital UV ink incorporating “cool cure” LED technology for use in high-end production super-wide and wide format and label and packaging digital inkjet printing systems. Our ink is customized for each of our printers to provide optimum performance and the highest output quality. Our ink provides a recurring revenue stream generated from sales to our existing customer base of installed printers.

Some of our digital industrial inkjet printers and their related features are as follows:

Printer Type	Models	Capabilities	Application Examples
VUTEk super-wide format	HS, GS, and QS Series Printers UltraVU UV Ink PressVU UV Ink	Printing widths of 2 to 5 meters; 6, 7, and 8 colors, plus white and greyscale; flexible and rigid substrates; UV curable, and LED “cool cure” inks.	Super-wide format banners, signage, building wraps, flags, point of purchase and exhibition signage, backlit displays, fleet graphics, photo-quality, and billboards.

EFI wide format	R family roll-to-roll printers H family hybrid printers T family flatbed printers	Speeds up to 87.2 square meters per hour (roll-to-roll) and 42.3 square meters per hour (hybrid & flatbed). Up to 1200 dpi and 4 colors. Handles media of thicknesses up to 5 centimeters.	Wide format indoor and outdoor graphics with photographic image quality. Entry-level and mid-range market.

Jetrion label & packaging	4830	Print resolutions up to 1080 dpi; 4 or 5 colors; Precise color registration.	Primary and secondary label applications, Industrial label or flexible packaging markets.
	4900	The 4900 combines digital printing and finishing in a single end-to-end system.

Cretaprint ceramic tile decoration	Cretaprinter Cretaplotter Cretavision	Single chassis accomodates up to 8 print bars. 1,000 customizable settings controlling printer widths up to one meter, speed, direction, and ink discharge.	Ceramic tile industry.

Productivity Software

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

The Productivity Software operating segment, which we previously referred to as Advanced Professional Print Software, includes (i) our business process automation software, including Monarch, PSI, Logic, PrintSmith, and PrintFlow; (ii) Pace, our business process automation software that is available in a cloud-based environment; (iii) Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; (iv) Online Print Solutions, our cloud-based e-commerce software that provides web-to-print, publishing, and cross-media marketing solutions over the internet; (v) Radius, our business process automation software for label and packaging printers; (vi) PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; (vii) Prism, Metrics, and Technique, our business process automation solutions for the printing and packaging, publication, commercial, and direct marketing print industries; and (viii) Alphagraph, which includes business process automation solutions for the graphic arts industry.

We sell PrintSmith to small print-for-pay and small commercial print shops; Pace to medium and large commercial print shops, display graphics providers, in-plant printing operations, and government printing operations; Monarch to large commercial, publication, direct mail, and digital print shops; Radius to the label and packaging industry; Digital StoreFront and Online Print Solutions to customers desiring e-commerce, web-to-print, and cross-media marketing solutions; and PrintStream to Pace and Monarch customers that provide fulfillment services to their end customers.

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

We provide consulting and support services, as well as warranty support for our software products. We typically sell an annual full service maintenance agreement with each license that provides warranty protection from date of shipment. The sale and renewal of annual maintenance agreements provide a recurring revenue stream.

Our primary software offerings include:

Product Name	Description	User
Business process automation software: Monarch, PSI, Logic, PrintSmith, PrintFlow, Radius, PrintStream, Prism, Metrics, Technique, and Alphagraph	Collect, organize, and present business process information to improve productivity and customer service while reducing costs.	Commercial, publishing, digital, in-plant, print for pay, large format, direct mail, and specialty printing and packaging companies.

Cloud-based business process automation software: Pace	Software modules for: estimating, scheduling, print production, accounting, e-commerce, and web-to-print.	Commercial, digital, display graphics, in-plant, and print for pay printing companies. Government printing operations.

Cloud-based order entry and order management systems, along with cross-media marketing Digital StoreFront, Online Print Solutions, PrinterSite, and PrintSmith Site	Procurement applications for print buyers, print producers, and marketing professionals to facilitate cloud-based collaboration across the supply chain.	Commercial, publishing, digital, in-plant, print for pay, large format, and specialty printers.

Fiery

Our Fiery brand consists of print servers, controllers, and DFEs, which transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. Once networked, Fiery-powered printers and copiers can be shared across workgroups, departments, the enterprise, and the internet to quickly and economically produce high-quality color documents. We have a direct relationship with several leading printer manufacturers, which we previously referred to as original equipment manufacturers (“OEMs”). We work closely together to design, develop, and integrate Fiery controller and software technology to maximize the capability of each print engine. The printer manufacturers act as distributors and sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for the Fiery controller and software solutions drives demand for Fiery products through the printer manufacturers.

Fiery products are comprised of (i) stand-alone print servers connected to digital copiers and other peripheral devices, (ii) embedded and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our controller solutions such as Fiery Central, Command WorkStation, and MicroPress, (iv) Entrac, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

Our main controller platforms, primary printer manufacturer customers, and end user environments are as follows:

Platform	Printer Manufacturers or Customers	User Environments
Fiery external print servers	Canon/Oce, Fuji Xerox, Konica Minolta, Kyocera Mita, Ricoh, Sharp, Toshiba, Xerox	Print for pay, corporate reprographic departments, graphic arts, advertising agencies, and transactional & commercial Printers

Fiery embedded and design-licensed solutions Digital Front End (“DFE”)	Canon/Oce, Epson, Fuji Xerox, Konica Minolta, Kyocera Mita, OKI Data, Ricoh, Sharp, Toshiba, Xerox	Office, print for pay, and quick turnaround printers

Fiery Central, MicroPress Fiery Workflow Suite	Canon/Oce, Konica Minolta, Ricoh	Corporate reprographic departments, commercial printers, and production workflow solutions

Entrac	Fedex Office Staples	ExpressPay self-service and payment solutions for retail copy and print stores, hotel business centers, college campuses, and convention centers

PrintMe PrintMe Mobile	Canon/Oce, Channel Build Solutions, individual hotels, smaller channel resellers	Mobile printing from any mobile device to any network printer

Proofing software: ColorProof XF, Fiery XF, ColorProof eXpress, and Xflow	Digital color proofing and inkjet production print solutions offering fast, flexible workflow, power, and expandability	Digital, commercial and hybrid printers, prepress providers, publishers, creative agencies and photographers, and super-wide & wide format print providers

Sales, Marketing, and Distribution

We have assembled, internally and through acquisitions, an experienced team of technical support and sales and marketing personnel with backgrounds in color reproduction, digital pre-press, image processing, business process automation systems, networking, and software and hardware engineering, as well as market knowledge of enterprise printing, graphic arts, fulfillment systems, cross-media marketing, ceramic tile decoration, and commercial printing. We expect to continue to expand the scope and sophistication of our products and gain access to new markets and channels of distribution by applying our expertise in these areas.

Industrial Inkjet

Our Industrial Inkjet products are sold primarily through our direct sales force augmented by some select distributors. Any interruption of either of these distribution channels could negatively impact us in the future.

The ceramic tile industry is undergoing a shift from southern Europe (e.g., Spain and Italy) to the emerging markets of China, India, Brazil, and Indonesia. As a result, we opened a Cretaprint sales and support center in Foshan, Guangdong, China. Foshan is home to the largest concentration of tile manufacturers in China.

We promote our Industrial Inkjet products through public relations, direct mail, advertising, promotional material, trade shows, and ongoing customer communication programs. The majority of sales leads for our inkjet printer sales are generated from trade shows. Any interruption in our trade show participation could materially impact our revenue and profitability. There were approximately 800 customers in attendance at our annual EFI Connect trade show, which generates leads for the Industrial Inkjet and Productivity Software operating segments and generates end user demand for the Fiery segment. As a result of our acquisition of Creta Print S.L. (“Cretaprint”), we participated in the Ceramics China Guangzhou trade show in 2012, which attracted more than 60,000 visitors from 20 countries. We also participated in Drupa, which is the largest printing equipment trade show in the world and is held once every four years. Drupa was attended by over 300,000 attendees from more than 130 countries in 2012.

Productivity Software

Our enterprise resource planning and collaborative supply chain business process automation software solutions within our Productivity Software portfolio are primarily sold directly to end users by our direct sales force. An additional distribution channel for our Productivity Software products is through direct sale to a mix of distributors consisting of authorized distributors, dealers, and resellers who in turn sell the software solutions to end users either stand-alone or bundled with other solutions they offer.

Primary customers with whom we have established distribution agreements include Canon/Oce, Ricoh, Konica Minolta, and xpedx. Xerox began selling our Digital StoreFront cloud-based e-commerce and web-to-print solution in 2011. There are a number of small private resellers of our business process automation software in different geographic regions throughout the world where a direct sales force is not cost-effective. There can be no assurance that we will continue to successfully distribute products through these channels.

Our acquisition of Metrics Sistemas de Informação, Serviços e Comércio Ltda. and Metrics Sistemas de Informação e Serviço Ltda. (collectively, “Metrics”) in 2012 and Prism Group Holdings Limited (“Prism”) in 2011 allowed our Productivity Software operating segment to enter emerging markets in Latin America and Asia Pacific (“APAC”), respectively.

Fiery

The primary distribution channel for our Fiery products is through our direct relationships with several leading printer manufacturers. We work closely together to design, develop, and integrate Fiery controller and software technology to maximize the capability of each print engine. The printer manufacturers act as distributors and sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for our Fiery controller and software solutions drives demand for Fiery products through the printer manufacturers.

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on these significant printer manufacturer / distributors to design, develop, and integrate Fiery technology into their print engine as described above. See Item 1A—We do not typically have long-term purchase contracts with the printer manufacturer customers that purchase our Fiery controller and software solutions. They have in the past reduced or ceased, and could at any time in the future reduce or cease, to purchase products from us, thereby harming our operating results and business.

We are aligned with the following significant printer manufacturers: Canon/Oce, Epson, Fuji Xerox, Konica Minolta, Kyocera Mita, OKI Data, Ricoh, Sharp, Toshiba, and Xerox.

Our proofing products are sold primarily to authorized distributors, dealers and resellers who in turn sell the solutions to end users either stand-alone or bundled with other solutions they offer. Primary customers with whom we have established distribution agreements include Canon, Xerox, Heidelberg, and Hewlett-Packard (“HP”). There can be no assurance that we will continue to successfully distribute our products through these channels.

Our Entrac self-service and payment solutions are primarily sold to Fedex Office, Staples, retail copy and print stores, hotel business centers, college campuses and libraries, and convention centers.

The PrintMe Mobile enterprise mobile print solution is primarily sold through various distributors. PrintMe Mobile is a real-time cloud-based printing solution that allows users to print anywhere on internet-enabled printers without software, cables, or complicated set-up.

Growth and Expansion Strategies

The growth and expansion of our revenue will be derived from (i) product innovation, (ii) increasing market coverage, (iii) expanding the addressable market, and (iv) establishing enterprise coherence and leveraging industry standardization. We expect to expand and improve our offerings of new generations of Industrial Inkjet products, including super-wide and wide format industrial digital inkjet printers, label and packaging digital inkjet printers, and ceramic tile decoration digital inkjet printers. We expect to expand and improve our Productivity Software offerings, including new product lines related to digital printing, graphic arts, fulfillment systems, cross-media marketing, workflow, and print management. We plan to continue to introduce new generations of Fiery digital print controllers, self-service and payment solutions, and mobile printing solutions.

We are increasing our market coverage through deeper penetration of our sales and distribution networks and geographic expansion into emerging markets in Latin America and APAC through the acquisitions of Cretaprint, Metrics, and Prism.

We are expanding our addressable market by extending into new markets within each of our operating segments such as ceramic tile decoration imaging, various cloud-based software solutions, self-service and payment solutions, and mobile printing.

Our primary goal is to offer best of breed solutions that are interoperable and conform to open standards, which will allow customers to configure the most efficient solution for their business by establishing enterprise coherence and leveraging industry standardization.

Product Innovation

We achieve product innovation through internal research and development efforts, as well as by acquiring businesses that own technology that are synergistic with our product lines and may be attractive to our customers. As more fully discussed under “Increasing Market Coverage,” we also acquire businesses in order to expand our customer base. Although there can be no assurance that acquisitions will be successful, acquisitions have allowed us to broaden our product lines. Examples include:

	Acquired Business	Acquired Product or Product Line
2012	Creta Print S.L. (“Cretaprint”)	Ceramic tile decoration digital inkjet printers

	Online Print Marketing Ltd. and DataCreation Pty Ltd. together doing business as Online Print Solutions (“OPS”)	Web-to-print, publishing, and cross-media marketing Will integrate with Digital StoreFront and Fiery DFE

2011	Streamline Development, LLC (“Streamline”)	PrintStream business process automation software specialized to support mailing and fulfillment services

	Entrac Technologies, Inc. (“Entrac”)	Self-service and payment solutions

2010	Radius Solutions Incorporated (“Radius”)	Business process automation for label and packaging printing

We have acquired five businesses in 2012. As indicated above, the Cretaprint and OPS acquisitions expanded our product offerings and increased our customer base. Our acquisition of the FXcolors (“FX Colors”) business provided access to software and technology for industrial printing. Our acquisitions of Technique, Inc. and

Technique Business Systems Limited (collectively, “Technique”) and Metrics expanded our customer base. We will continue to be acquisitive in the future in an opportunistic way supporting our product innovation and total addressable market expansion strategy.

Industrial Inkjet. Product innovation in the Industrial Inkjet operating segment has been accomplished through internal development of our super-wide and wide format industrial digital inkjet printers and label and packaging digital inkjet printing systems. We entered the ceramic tile decoration digital inkjet printer market through our acquisition of Cretaprint in 2012.

The QS family of super-wide format industrial digital inkjet printers offers high quality and mid-range productivity in a super-wide format. In 2012, we launched the QS2Pro and QS3Pro UV hybrid digital inkjet printers. These competitively-priced printers are driven by the HS100 operating system platform and combines greyscale print quality with production-level speeds for more color critical and higher premium printing than was previously available in our QS family of super-wide format printers.

The GS family of super-wide format industrial digital inkjet printers offers the highest quality and productivity in a super-wide format. The GS5000r printer was launched in 2010 and focuses on markets that demand point-of-purchase quality graphics. In 2011, we launched the GS3250LX roll-to-roll UV-curing digital inkjet printer incorporating “cool cure” LED technology and increased productivity. The GS3250r was also launched in 2011, which is a roll-to-roll printer developed to bring the cost savings and flexibility of solvent-based inks to a UV-curable platform. We launched the TX3250r textile dye sublimation digital inkjet printer in January 2012, which was developed for the textile and soft signage printing market.

The Fiery ProServer was launched in 2011, which is a high-performance DFE production solution for the complete line-up of VUTEk super-wide format UV digital inkjet printers.

We introduced the HS100 industrial digital UV inkjet super-wide format press in 2012, which is an alternative to analog presses, incorporates LED technology, and utilizes an upgraded operating system platform. We expect to launch this product during the first quarter of 2013.

Our wide format industrial digital inkjet roll-to-roll, hybrid, and flatbed printers offer entry-level and midrange solutions for print businesses of all sizes and budgets. Our H652 hybrid and T1000 flatbed wide format industrial digital inkjet printers were launched in 2010. In 2012, we launched our R3225 roll-to-roll wide format (3.2 meter) industrial digital inkjet UV printer for the sign, banner, point-of-purchase, and graphics markets.

In 2011, we launched the Jetrion 4900, a UV digital inkjet label and packaging printing system combining digital printing with in-line laser finishing for label converters. In 2012, we launched the 4900M and 4900M-330 UV digital inkjet printing systems, which provides a modular format that is upgradable for business growth as the label market continues to evolve from analog to digital. The 4900M-330 features a larger 13 inch print width.

We acquired Cretaprint, headquartered in Castellon, Spain, on January 10, 2012. We subsequently merged Cretaprint into Electronics for Imaging España S.L.U., which changed its name post-merger to EFI Cretaprint S.L. Cretaprint is a leading developer and supplier of inkjet printers for ceramic tiles. The next generation ceramic tile decoration digital inkjet printer was launched in September 2012 in conjunction with the preview of the Fiery proServer for Cretaprint, which will be the first DFE for ceramic tile decoration. The Cretaprint C3 printer features a single chassis that accommodates up to eight print bars, which are accessed via a new slide-bar design, and can be independently configured for printing and special decoration effects. This multipurpose printer offers over 1,000 customizable settings controlling print width, speed, printer direction, and ink discharge.

Productivity Software. Product innovation in the Productivity Software operating segment has been accomplished through new version releases of each of our software products and new product offerings as a result of strategic business acquisitions. New versions of our PrintSmith, PrintFlow, Monarch, Pace, Radius, and Digital StoreFront software were released in 2012. Our Prinstream fulfillment software module has been integrated with our Pace and Monarch business process automation software. Our PrintFlow automated scheduling software has been integrated with our Radius label and packaging business process automation software, thereby providing a new module option to our packaging customers.

We have announced our continuing intention to explore additional acquisition opportunities in the Productivity Software operating segment to further consolidate the business process automation and cloud-based order entry and order management software industries, including cross-media marketing, in both the Americas and world-wide. Certain of these acquisitions enable us to offer new product offerings, in addition to expanding our customer base. In 2010, we acquired Radius, which provides business process automation software to the label and packaging industry. In 2011, we acquired Streamline, which provides PrintStream business process automation software for mailing and fulfillment services in the printing industry.

In 2012, we acquired OPS, which is a cloud-based e-commerce software that provides web-to-print, publishing, and cross-media marketing solutions over the internet. OPS will be integrated with Digital StoreFront and our Fiery DFE in the future. We have expanded the OPS product offering to include MPrint, a transactional application for smart phones that enables commercial printers to offer their clients a mobile platform for editing, proofing, ordering, and approving print jobs and CallTarget, a module for turning printed items of all types into trackable marketing pieces via unique phone numbers.

Fiery. We internally develop new digital print controllers that are “scalable,” which means they meet the changing needs of the user as their business grows. Our products offer a broad range of features and functionality when connected to, or integrated with, digital color copiers. We intend to continue our development of platform enhancements that advance the performance and usability of our software applications to provide cohesive and integrated solutions for our customers. We have continued to upgrade and introduce new print engines within our printer manufacturer relationships.

In 2012, we launched Fiery Workflow Suite, which is an integrated set of Fiery products, including Fiery Central, Fiery JobFlow, and Fiery JobMaster, among others, to deliver a fully integrated workflow from job submission and business management to scheduling, preparation, and production. We also launched FS100 Pro, which is our next generation DFE, and Fiery Dashboard, which is a cloud-based service providing real-time access to print production data from any Internet browser, including mobile phones and tablets.

In 2011, we launched the next generation Fiery platform, “Fiery System 10”. The new platform accelerated document delivery, updated system calibration technology to improve color consistency, tightened integration with the printer’s finishing options, and increased the level of flexibility and control. We also launched the latest version of the Fiery Command WorkStation print job management and user interface software in 2011, with improved image quality, color output, usability, and workflow.

We launched various upgrades to our Fiery product line in 2010, including the next generation Fiery platform with new color tools, support of the Adobe® PDF Print Engine v2 for pure PDF workflows, and improved integration capabilities.

In 2010, we launched PrintMe Connect, which is a software application that enables direct printing from Apple®, iPad®, iPhone®, and iPod touch® iOS 4.2-enabled devices to EFI Fiery-driven printers or multi-function peripherals. PrintMe was the world’s first cloud-based printing platform that enabled mobile workers to upload their documents to the PrintMe cloud and securely print them on any PrintMe-enabled printer. In 2011, we launched PrintMe Mobile, an enterprise solution that lets business users print directly from Apple, Android, and Blackberry tablets and smart phones to any networked printer. In 2012, we launched PrintMe Mobile L100, which is a Linux-based appliance that provides secure Wi-Fi printing for guests from mobile devices outside the corporate network to printers inside the corporate firewall and PrintMe Mobile 2.1 and 2.2, which provides the ability to better control and manage printing from tablets and smartphones.

In 2011, we acquired the Entrac business, a leading provider of self-service and payment solutions that allow service providers to offer access to business machines including printers, copiers, computers/internet access, fax machines, and photo printing kiosks. In 2012, we launched the M500, which accepts credit cards, campus cards, and cash cards at the device, thereby eliminating the need for coin-operated machines. The M500 is a flexible and scalable system for college campuses and libraries, which addresses student demands for printing from any mobile device as well as from popular cloud storage services.

Increasing Market Coverage

We are increasing our market coverage through geographic expansion into emerging markets in Latin America and APAC and deeper penetration of our sales and distribution networks. We also explore business acquisitions as a means of expanding our product lines and customer base.

Industrial Inkjet and Productivity Software. Our Industrial Inkjet and Productivity Software products are sold through our direct sales force and via distribution arrangements to all sizes of print providers. The acquisitions of Cretaprint, Metrics, OPS, and Technique in 2012; Prism and alphagraph team GmbH (“Alphagraph”) in 2011; and Radius in 2010 have led to an increased international presence for our Productivity Software business including an expansion of our direct sales force.

We have established relationships with many leading distribution companies in the graphic arts and commercial print industries such as Nazdar, Heidelberg, 3M, and xpedx, as well as significant printer manufacturing companies including Ricoh, Canon/Oce, and Konica Minolta. We have also established global relationships with many of the leading print providers, such as R.R. Donnelley, Fedex Office, and Staples. These direct sales relationships, along with dealer arrangements, are important for our understanding of the end markets for our products and serve as a source of future product development ideas. In many cases, our products are customized for the needs of large customers, yet maintain the common intuitive interfaces that we are known for around the world.

We have announced our continuing intention to explore additional acquisition opportunities in the Productivity Software operating segment to further consolidate the business process automation and cloud-based order entry and order management software industries, including cross-media marketing, in both the Americas and world-wide. Significant additions to our customer base were made through the acquisitions of Metrics, OPS, and Technique in 2012; Streamline, Prism, and Alphagraph in 2011, and Radius in 2010. For example, Alphagraph’s software solutions are used in over 6,000 facilities in 15 countries.

Fiery. We have a direct relationship with several leading printer manufacturers. We work closely together to design, develop, and integrate Fiery controller and software technology to maximize the capability of each print engine. The printer manufacturers act as distributors to sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for the Fiery controller and software solutions drives demand for Fiery products through the printer manufacturers.

Our relationships with the leading printer and copier industry companies are one of our most important assets. We have established relationships with leading printer and copier industry companies, including Canon/Oce, Epson, Fuji Xerox, Konica Minolta, Kyocera Mita, OKI Data, Ricoh, Sharp, Toshiba, and Xerox.

These relationships are based on business relationships that have been established over time. Our agreements generally do not require them to make any future purchases from us. They are generally free to purchase and offer products from our competitors, or build their own products for sale to the end customer, or cease purchasing our products at any time, for any reason, or no reason.

PrintMe was the world’s first cloud-based printing platform that enabled mobile workers to upload their documents to the PrintMe cloud and securely print them on any PrintMe-enabled printer. Canon is a significant distributor and reseller of our PrintMe software application. Office workers, college students, and others can now print from virtually any mobile device to Canon’s multifunction printers with PrintMe technology.

We are increasing the market coverage of our Entrac self-service and payment solution through the launch of the M500, which allowed the software to be marketed to college campuses and libraries.

Expanding Addressable Market

We are expanding our addressable market by extending into new markets within each of our operating segments such as ceramic tile decoration, various cloud-based software solutions, self-service and payment solutions, and mobile printing.

Industrial Inkjet. The Industrial Inkjet market consists of the super-wide format longer production run printer market, which we address via our VUTEk digital industrial inkjet product line, the wide format medium production run printer market, which we address via our EFI digital industrial inkjet product line, the label and packaging digital inkjet printer market, which we address via our Jetrion label and packaging digital inkjet product line, and the ceramic tile decoration market, which we address via our Cretaprint ceramic tile decoration digital inkjet printers.

The Industrial Inkjet addressable market is best measured through the growth of the signage market. We believe the overall printed signage market is expected to grow at a compound annual growth rate of 2% annually, according to internal market estimates. We expect the high end UV digital inkjet signage market to grow more rapidly at a compound annual growth rate of 8% annually, according to internal market estimates. We are helping to accelerate this transition from analog to digital printing technology through our introduction of high speed and high performance digital industrial inkjet printers. The addressable label and packaging digital inkjet market growth can be measured through growth in the label and packaging digital inkjet printing market and U.S. label demand (15% and 5% compound annual growth rates, respectively, since 2009, according to internal market estimates). Despite the growth in the digital industrial inkjet market, we estimate that digital inkjet is currently less than 5% of the market with analog comprising the remaining 95%, which is indicative of a significant opportunity to expand the addressable digital industrial inkjet market.

The addressable Industrial Inkjet market growth is also driven by the transition from solvent-based printing to UV curable-based printing and the transition from UV curing to UV/LED curing. Our product innovations are a key driver in this transition. We are the largest manufacturer of the digital UV ink that is used in our digital UV industrial inkjet printers in the world.

The ceramic tile decoration addressable market is best measured through the growth of the decorated ceramic tile market. We believe the analog ceramic tile decoration market is expected to grow at a compound annual growth rate of 6% annually, according to internal market estimates. We expect the digital ceramic tile decoration market to grow more rapidly at a compound annual growth rate of 35% annually, according to internal market estimates. We are participating in this transition from analog to digital ceramic tile decoration technology and increasing our market share through the introduction of innovative high speed and high performance ceramic tile decoration digital inkjet printers. Despite the growth in the ceramic tile decoration digital inkjet market, we estimate that digital ceramic tile decoration is currently between 10-15% of the market, with analog comprising the remaining 85 to 90%, which is indicative of a significant opportunity to expand the addressable ceramic tile decoration digital inkjet market.

Productivity Software. The addressable Productivity Software market consists primarily of business process automation and e-commerce software for the printing industry. We estimate that our business process automation market share of new software licenses is approximately 70% in the Americas, while our e-commerce market share is approximately 15% in the Americas. Outside of the Americas, the market share is extremely fragmented with lots of small sub-scaled software vendors. This market consists of small print-for-pay and small commercial print shops, medium and large commercial print shops, display graphics providers, in-plant printing operations, government printing operations, large commercial, publication, direct mail, fulfillment services, marketing professionals, digital print shops, and the packaging industry. We are the largest provider of business process automation software for the printing industry as measured in terms of revenue and number of installations world-wide.

The addressable Productivity Software market is growing primarily through the opportunity for our customers to develop a more efficient, integrated, and profitable business. We help drive our customers’ business success with a scalable digital product solution and service portfolio that increases their profits, reduces cost, improves productivity, and optimizes their performance on every job from creation to print. Our growth in this market is being generated both externally, through our Metrics, OPS, and Technique acquisitions in 2012; our Streamline, Prism, and Alphagraph acquisitions in 2011; and our Radius acquisition in 2010, and internally through our sales efforts with respect to our legacy software products, and by converting our legacy software customers to our current product offerings of PrintSmith, Pace, Monarch, and Radius.

Fiery. The Fiery addressable market consists of commercial print, medium print-for-pay, and quick print businesses. The compound annual growth rate for the production digital print market has been 3.6% since 2010, according to InfoTrends U.S. Print On Demand Market Forecast. Our strategy is to grow the Fiery business in the high-end commercial print market with our digital engines, continue to gain share in the light production medium print-for-pay market via innovation and support, and expand into the enterprise quick print business by leveraging the cloud through our PrintMe technology.

Further growth in the addressable markets for Industrial Inkjet, Productivity Software, and Fiery has been driven by our development of an integrated VUTEk / Fiery / Productivity Software production workflow.

Establish Enterprise Coherence and Leverage Industry Standardization

Our primary goal is to offer best of breed solutions that are interoperable and conform to open standards, which will allow customers to configure the most efficient solution for their business by establishing enterprise coherence and leveraging industry standardization.

In developing new products and platforms, we establish coherence across our product lines by designing products that provide a consistent “look and feel” to the end user. We believe cross-product coherence creates higher productivity levels as a result of shortened learning curves. We believe the integrated coherence that end users can achieve using our products for all of their digital printing and imaging needs leads to a lower total cost of ownership. We advocate open architecture utilizing industry-established standards to provide interoperability across a range of digital printing devices and software applications, which ultimately provides end users with more choice and flexibility in their selection of products. For example, integration between our cloud-based Digital StoreFront application, our Monarch business process automation application, and our Fiery XF Production Color RIP including integration to our Fiery or VUTEk product lines, is achieved by leveraging the industry standard Job Definition Format (“JDF”).

We received our tenth JDF certification from Printing Industries of America, and one of the first for digital printing, for our Pace product during 2011.

In 2012, our DFE became the first in the industry to achieve JDF certification for digital printing.

Significant Relationships

We have established and continue to build and expand relationships with the leading printer manufacturers and distributors of digital printing technology in order to benefit from their products, distribution channels, and marketing resources. Our customers include domestic and international manufacturers, distributors, and sellers of digital copiers and super-wide and wide format printers. We work closely with the leading printer manufacturers to develop solutions that incorporate leading technology and work optimally in conjunction with their products. The top revenue-generating printer manufacturers, in alphabetical order, that we sold products to in 2012 were Canon/Oce, Epson, Fuji Xerox, Konica Minolta, Kyocera Mita, OKI Data, Ricoh, Sharp, Toshiba, and Xerox. Sales to Xerox accounted for approximately 12% of our 2012 revenue. Because sales of our printer and copier-related products constitute a significant portion of our Fiery revenue and there are a limited number of printer manufacturers producing copiers and printers in sufficient volume to be attractive customers for us, we expect to continue to depend on a relatively small number of printer manufacturers for a significant portion of our revenue in future periods. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on the leading printer manufacturer / distributors to design, develop, and integrate Fiery technology into the their print engines. Accordingly, if we experience reduced sales or lose an important printer manufacturing customer, we will have difficulty replacing the revenue traditionally generated from that customer with sales to new or existing customers and our revenue may decline.

We customarily enter into development and distribution agreements with our significant printer manufacturer customers. These agreements can be terminated under a range of circumstances and often on relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that these significant printer manufacturers will continue to purchase products from us in the future, despite such agreements. Our agreements with the leading printer manufacturers generally do not commit such customers to make future purchases from us. They could decline to purchase products from us in the future and could purchase and offer products from our competitors, or build their own products for sale to the end customer. We recognize the importance of, and strive to maintain, our relationships with the leading printer manufacturers. Relationships with these companies are affected by a number of factors including, among others: competition from other suppliers, competition from their own internal development efforts, and changes in general economic, competitive, or market conditions including changes in demand for our products, changes in demand for the printer manufacturers’ products, industry consolidation, or fluctuations in currency exchange rates. There can be no assurance that we will continue to maintain or build the relationships we have developed to date. See Item 1A—We face competition from other suppliers as well as the leading printer manufacturers, which are also our customers. If we are not able to compete successfully, our business may be harmed.

We have a continuing relationship pursuant to a license agreement with Adobe Systems, Inc. (“Adobe”). We license PostScript® software from Adobe for use in many of our Fiery solutions under the OEM Distribution and License Agreement entered into in September 2005, as amended from time to time. Under our agreement with Adobe, we have a non-exclusive, non-transferable license to use the Adobe deliverables (including any software, development tools, utilities, software development kits, fonts, drivers, documentation, or related materials). The scope of additional licensing terms varies depending on the type of Adobe deliverable. The initial term of the agreement was five years, unless either party gave written notice of termination for cause at least 180 days prior to September 19, 2010. Thereafter, the agreement renews automatically on each anniversary date for additional one year periods and can be terminated by either party for any or no cause upon 120 days prior written notice. All royalties due to Adobe under the agreement are payable within 45 days after the end of each calendar quarter.

Each Fiery solution requires page description language software to operate as provided by Adobe. Adobe’s PostScript® software is widely used to manage the geometry, shape, and typography of hard copy documents. Adobe is a leader in providing page description software. Adobe can terminate our current PostScript® software license agreement without cause. Although to date we have successfully obtained licenses to use Adobe’s PostScript® software when required, Adobe is not required to, and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® software on reasonable terms, in a timely manner, or at all. In addition, to obtain licenses from Adobe, Adobe requires that we obtain quality assurance approvals from them for our products that use Adobe software. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® software. If that occurred, we would have to license, acquire, develop, or re-establish our own competing software as a viable alternative for Adobe PostScript® and our financial condition and results of operations could be significantly harmed for a period of time. See Item 1A—We license software used in most of our Fiery products and certain Productivity Software products from Adobe and the loss of these licenses would prevent shipment of these products.

Our industrial inkjet printers are constructed with inkjet print heads, which are manufactured by a limited number of suppliers. If we experience difficulty obtaining print heads, our inkjet printer production would be limited and our revenue would be harmed. In addition, we manufacture UV ink for use in our printers and rely on a limited number of suppliers for certain pigments used in our ink. Our ink sales would decline significantly if we were unable to obtain the pigments as needed. See Item 1A—We depend on a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components could adversely affect our business.

Human Resources

As of December 31, 2012, we employed 2,393 full time employees. Approximately 613 were in sales and marketing (including 207 in customer service), 297 were in general and administrative, 516 were in manufacturing, and 967 were in research and development. Of the total number of employees, we had approximately 1,366 employees located in the Americas (primarily the U.S.) and 1,027 employees located outside of the Americas.

Research and Development

Research and development expense was $120.3, $115.9, and $105.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, 967 of our 2,393 full-time employees were involved in research and development. We believe that development of new products and enhancement of existing products are essential to our continued success. We intend to continue to devote substantial resources to research and new product development. We expect to make significant expenditures to support research and development in the foreseeable future.

We are developing products to support additional printing devices including high-end color copiers and multi-functional devices. We are developing new software applications designed to maximize workflow efficiencies and meet the needs of the graphic arts and commercial print professional, including business process automation, web-to-print, e-commerce, and proofing solutions. We expect to continue to develop new platforms for Industrial Inkjet print technologies as the industry continues and accelerates its transition from analog to digital technology and from solvent-based printing to UV curable ink printing. We have research and development sites in 12 U.S. locations, as well as in India, Europe, the United Kingdom (“U.K.”), Brazil, Canada, New Zealand, China, Australia, and Japan. Please refer to “Growth and Expansion Strategies—Product Innovation” above. Substantial additional expense is required to complete and bring to market each of the products currently under development.

Manufacturing

We utilize subcontractors to manufacture our Fiery products and, to a lesser extent, our super-wide and wide format digital industrial inkjet printers. These subcontractors work closely with us to promote low cost and high quality while manufacturing our products. Subcontractors purchase components needed for our products from third parties. We are dependent on the ability of our subcontractors to produce the products sold by us. Although we supervise our subcontractors, there can be no assurance that such subcontractors will perform efficiently or effectively. We have outsourced our Fiery production with Avnet, Inc. (“Avnet”) and formulation of certain solvent ink with Nazdar Company, Inc. (“Nazdar”).

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

Our VUTEk super-wide format printers are primarily manufactured at our Meredith, New Hampshire facility. We have encountered difficulties in hiring and retaining adequate skilled labor and management because

Meredith is not located in a major metropolitan area. Our digital UV ink that is used in our super-wide and wide format industrial digital inkjet printers and label and packaging digital inkjet printing systems is manufactured in a single location in our facility in Ypsilanti, Michigan. Most components used in manufacturing our printers and ink are available from multiple suppliers, except for inkjet print heads and certain key ingredients (primarily pigments and photoinitiators) for our ink. Although typically in low volumes, many key components are sourced from single vendors. If we were unable to obtain the print heads currently used, we would be required to redesign our printers to use different print heads. If we were unable to obtain the pigments, we would be required to reformulate the ink and test the new ink formulation. In two of our locations, we use hazardous materials to formulate digital UV ink. The storage, use, and disposal of those materials must meet the requirements of various environmental regulations. See Item 1A—If we are not able to hire and retain skilled employees, we may not be able to develop products, or meet demand for our products, in a timely fashion; We depend on a limited group of suppliers for key components in our product. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components, could adversely affect our business; and We may be subject to environmental-related liabilities due to our use of hazardous materials and solvents.

A significant number of the components necessary for manufacturing our products are obtained from a sole supplier or a limited group of suppliers. We depend largely on the following sole and limited source suppliers for our components and manufacturing services:

Supplier	Components
Intel	Central processing units (“CPUs”); chip sets
Toshiba	Application-specific integrated circuits (“ASIC”) & inkjet print heads
Open Silicon	ASICs
Altera	ASICs & programmable devices
Tundra	Chip sets
Avnet	Contract manufacturing (Fiery)
Nazdar	Contract manufacturing (solvent ink)
Controls for Automation	Inkjet RFID (radio frequency identification)
Ink pigment suppliers	UV ink pigments and photoinitiators
Columbia Tech	Inkjet sub-assemblies
Roberts Tool	Inkjet sub-assemblies
SEI, S.p.A	Laser finishing and winders
Shenzen Runtianzhi Tech	Inkjet sub-assemblies
Seiko	Inkjet print heads
Xaar	Inkjet print heads
Dimatix	Inkjet print heads
Progress Software	Monarch and Radius operating system
Printable and XMPie	Digital StoreFront modular offerings

We generally do not maintain long-term agreements with our component suppliers. We primarily conduct business with such suppliers solely on a purchase order basis. If any of our sole or limited source suppliers were unwilling or unable to supply us with the components for which we rely on them, we may be unable to continue manufacturing our products utilizing such components.

The absence of agreements with many of our suppliers also subjects us to pricing fluctuations, which is a factor we believe is partially offset by the desire of our suppliers to sell a high quantity of components. Many of our components are similar to those used in personal computers; consequently, the demand and price fluctuations of personal computer components could affect our component costs. In the event of unanticipated volatility in demand for our products, we may be unable to manufacture certain products in quantities sufficient to meet end user demand or we may hold excess quantities of inventory due to their long lead times. We maintain an inventory of components for which we are dependent on sole or limited source suppliers and of components with prices that fluctuate significantly. We cannot ensure that at any given time we will have sufficient inventory to enable us to meet demand for our products, which would harm our financial results. See Item 1A—We depend on a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components could adversely affect our business.

Competition

Competition in our markets is intense and involves rapidly changing technologies and frequent new product introductions. To maintain and improve our competitive position, we must continue to develop and introduce new products and features on a timely and cost effective basis to keep pace with the evolving needs of our customers.

Industrial Inkjet

Our line of super-wide and wide format digital industrial inkjet printers competes with printers produced by Agfa, Durst, HP, Canon/Oce, and Inca throughout most of the world. There are Chinese and Korean printer manufacturers in the marketplace, but their products are typically sold in their domestic markets and are not perceived as alternatives in most other markets. Our UV ink is sold to users of our UV industrial inkjet printers, which have advanced quality control systems to ensure that correct color and non-expired ink is used to prevent damage to the printer. This results in most ink used in our printers being sold by us. While third party ink is available, its use compromises the printer’s quality control system and also voids most provisions of our printer warranty and service contracts. We believe that our broad product line and leading technology provide a competitive advantage.

Our Cretaprint ceramic tile decoration digital inkjet printer competes with ceramic tile decoration printers manufactured in Spain (KERAjet), Italy (Durst, Flora, Technoferrari, Projecta-SiTi B&T, Intesa-Sacmi, and System), China (Hope, Meija, and Teckwin), and smaller emerging competition in other markets such as Indonesia. The ceramic tile industry is currently experiencing an ongoing relocation from southern Europe to the emerging markets of China, India, Brazil, and Indonesia. The Chinese market is primarily being targeted by competitors located in India, but we expect the most significant growth to come from ceramic tile decoration digital inkjet printer manufacturers that will relocate to China. Accordingly, we have opened a Cretaprint sales and support center in Foshan, Guangdong, China, which is home to the largest concentration of tile manufacturers in China.

Most ceramic tile decoration digital inkjet printer manufacturers have a background in analog equipment for ceramic tile plants and tile manufacturing facilities, while Durst and Flora entered the ceramic tile decoration market from the digital graphic arts business. Our ceramic tile decoration competitors are a mix of large, medium, and small ceramic tile decoration printer manufacturers, which are primarily privately owned. Cretaprint is the only vendor with a background in both digital inkjet graphic arts and traditional analog ceramic equipment. Success in the market is based on product development, competitive pricing, strong direct sales, customer service, and support.

Productivity Software

Our Productivity Software operating segment, which includes our business process automation and cloud-based order entry and order management systems, faces competition from software application vendors that specifically target the printing industry. These vendors are typically small, privately-owned companies. We also face competition from larger vendors that currently offer, or are seeking to develop, business process automation printing products including HP, Epicor, and SAP.

Fiery

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

Although we have a direct relationship with each of the leading printer manufacturers and work closely together with them to design, develop, and integrate Fiery controller and software technology into their print engines to maximize their quality and capability, our primary competitors for stand-alone color controllers, embedded controllers, and design-licensed solutions are these same leading printer manufacturing companies. They each maintain substantial investments in research and development. Some of this investment is targeted at integrating products and technology that we have designed and some of this investment is targeted at developing products and technology that compete with our Fiery brand. Our market position, vis-à-vis internally developed controllers, is small; however, we are the largest third party controller vendor. We believe that our advantages include our continuously advancing technology, short time-to-market, brand recognition, end user loyalty, sizable installed base, number of products supported, price driven by lower development costs, and market knowledge. We intend to continue to develop new digital print controllers with capabilities that meet the changing needs of the printer manufacturers’ product development roadmaps. Although we do not directly control the distribution channels, we provide a variety of features as well as unique “look and feel” to the printer manufacturers’ products to differentiate our customers’ products from those of their competitors. Ultimately, we believe that end customer and reseller channel preference for the Fiery controller and software solutions drives demand for Fiery products through the printer manufacturers.

We believe the principal competitive factor affecting our markets is the market acceptance rates for new printing technology. There can be no assurance that we will continue to advance our technology and products or compete effectively against other companies’ product offerings. Any failure to do so could have a material adverse affect on our business, operating results, and financial condition.

Deferred Proceeds from Property Transaction

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead Sciences, Inc. (“Gilead”) for $179.6 million. We will continue to use the facility for up to one year for which rent is not required to be paid. We are accounting for this transaction as a financing transaction related to our continued use of the facility and a sublease receivable relative to Gilead’s use of a portion of the facility. Our use of the facility during the rent-free period constitutes a form of continuing involvement that prevents gain recognition. We will record interest expense on the financing obligation at our incremental borrowing rate and increase the financing obligation by the same amount. At the same time, we will record sublease income at an implied market rate from Gilead and record a sublease receivable for the same amount. We will vacate the facility during the fourth quarter of 2013. At that point, we will have no continuing involvement with the property and we will account for the transaction as a property sale, thereby recognizing a gain of approximately $118 million on the sale of the property, which represents the difference between the sales proceeds and the carrying value of the property and related assets as well as any direct incremental costs associated with the sale.

As more fully disclosed in Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements, the building was subject to a synthetic lease agreement. The synthetic lease agreement was terminated in conjunction with the sale of the building to Gilead.

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

Certain of our products include intellectual property licensed from our customers. We have also granted and may continue to grant licenses to our intellectual property, when and as we deem appropriate. For a discussion of risks relating to our intellectual property, see Item 1A—We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.

Financial Information about Foreign and Domestic Operations and Export Sales

See Note 15—Segment Information, Geographic Data, and Major Customers and Note 11—Income Taxes of the Notes to Consolidated Financial Statements. See also Item 1A—We face risks from our international operations and We face risks from currency fluctuations.

Item 1A: Risk Factors

We do not typically have long-term purchase contracts with the printer manufacturer customers that purchase our Fiery controller and software solutions. They have in the past reduced or ceased, and could at any time in the future reduce or cease, to purchase products from us, thereby harming our operating results and business.

Although end customer and reseller channel preference for Fiery controller and software solutions drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. We have a direct relationship with several leading printer manufacturers and work closely with them to design, develop, and integrate Fiery controller and software technology to maximize the capability of their print engines. These manufacturers act as distributors and sell Fiery products to end customers through reseller channels.

A significant portion of our revenue is, and has been, generated by sales of our Fiery printer and copier related products to a relatively small number of leading printer manufacturers. Xerox provided 12% of our revenue for the year ended December 31, 2012. Xerox and Ricoh each provided more than 10% of our revenue individually and together accounted for 26% of our revenue for the year ended December 31, 2011. Xerox and Canon each contributed over 10% of our revenue and together accounted for approximately 27% of our revenue for the year ended December 31, 2010. Because sales of our printer and copier-related products constitute a significant portion of our revenue and there are a limited number of printer manufacturers producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of printer manufacturers for a significant portion of our Fiery controller revenue in future periods. Accordingly, if we lose or experience reduced sales to one of these printer manufacturer customers, we will have difficulty replacing that revenue with sales to new or existing customers and our Fiery revenue will likely decline significantly.

With the exception of certain minimum purchase obligations, we typically do not have long-term volume purchase contracts with our significant printer manufacturer customers, including Xerox, Konica Minolta, Ricoh, and Canon, and they are not obligated to purchase products from us. Accordingly, our printer manufacturer customers could at any time reduce their purchases from us or cease purchasing our products altogether. In the past, these printer manufacturer customers have elected to develop products on their own for sale to end customers, incorporated technologies developed by other companies into their products, and have directly sold third party competitive products, rather than rely solely or partially on our products. We expect that these printer manufacturer customers will continue to make such elections in the future.

Many of the products and technologies we are developing require that we coordinate development, quality testing, marketing, and other tasks with these printer manufacturers. We cannot control their development efforts or the timing of these efforts. We rely on these printer manufacturers to develop new printer and copier solutions, applications, and product enhancements that utilize our Fiery controller technologies in a timely and cost-effective manner. Our continued success in the controller industry depends on the ability of these printer manufacturers to utilize our technologies to develop the right solutions with the right features to meet ever changing customer requirements and responding to emerging industry standards and other technological changes. If our printer manufacturer customers fail to meet customer and market requirements, or delay the release of their products, our revenue and results of operations may be adversely affected.

These printer manufacturers work closely with us to develop products that are specific to each of their copiers and printers. Coordinating with them may cause delays in our own product development efforts that are outside of our control. If these printer manufacturers delay the release of their products, our revenue and results of operations may be adversely affected. Our revenue and results of operations may also be adversely affected if we cannot meet the product specifications of the printer manufacturers for their specific copiers and printers, as well as successfully manage the additional engineering and support effort and other risks associated with a wide range of products.

Because our printer manufacturer customers incorporate our products into products they manufacture and sell, any decline in demand for copiers or laser printers or any other negative developments affecting our major customers or the computer industry in general, including reduced end user demand, would likely harm our results of operations. Certain printer manufacturer customers have in the past experienced serious financial difficulties, which led to a decline in sales of our products. If any significant customers face such difficulties in the future, our operating results could be harmed through, among other things, decreased sales volume, write-off of accounts receivable, and write-off of inventories related to products we have manufactured for these customers’ products.

A significant portion of our operating expenses are fixed in advance based on projected sales levels and margins, our forecasts of end user demand, sales forecasts from our significant customers, and product development programs. A substantial portion of our shipments are scheduled for delivery within 90 days or less and our customers may cancel orders and change volume levels or delivery times for products they have ordered from us without penalty. Accordingly, if sales are below expectations in any given quarter, the adverse impact of the shortfall in revenue on operating results may be, and has been in the past, increased by our inability to adjust expenses in the short-term to compensate for this shortfall.

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

The leading printer manufacturers internally develop and sell products that compete directly with our current products. They have significant investments in their existing solutions and have substantial resources that may enable them to develop or improve, more quickly than us, technologies similar to ours that are compatible with their own products. They have marketed in the past, and likely will continue to market in the future, their own internal technologies and solutions in addition to ours, even when their technologies and solutions are less advanced, have lower performance, or are more expensive than our products. Given the significant financial, marketing, and other resources of our larger printer manufacturer customers and other significant printer manufacturers in the imaging industry who are not our customers, we may not be able to successfully compete by selling similar products that they develop internally. If we cannot compete successfully against their internally developed products, we may lose sales and market share in those areas where they choose to compete and our business may be harmed.

While many of the leading printer manufacturers incorporate our technologies into their end products on an exclusive basis, we do not have any formal agreements that prevent them from offering alternative products to end customers that do not incorporate our technologies. As has occurred in the past, if they offer products incorporating technologies from alternative suppliers instead of, or in addition to, products incorporating our technologies, our market share could decrease, which would likely reduce our revenue and adversely affect our financial results.

The market for our super-wide and wide format printers is very competitive.

The printing equipment industry is extremely competitive. Our super-wide and wide format industrial digital inkjet products compete against several companies that market industrial digital inkjet printing systems based on electrostatic, drop-on-demand, and continuous drop-on-demand inkjet, and other technologies and printers utilizing UV curable ink including Agfa, Durst, HP, Canon/Oce, and Inca. Certain competitors have greater resources to develop new products and technologies and market those products, as well as acquire or develop critical components at lower costs, which would provide them with a competitive advantage. They could also exert downward pressure on product pricing to gain market share.

The local competitors in the Chinese and Korean markets are developing, manufacturing, and selling inexpensive printers mainly to the local Chinese and Korean markets. These Chinese and Korean manufacturers have begun penetrating the international market and have partnered with other super-wide format printer manufacturers. Our ability to compete depends on factors both within and outside of our control, including the price, performance, and acceptance of our current printers and any products we develop in the future.

We also face competition from existing conventional super-wide and wide format digital inkjet printing methods, including screen printing and offset printing. Our competitors could develop new products, with existing or new technology, that could be more competitive in our market than our printers. We cannot assure you that we can compete effectively with any such products.

The market for our ceramic tile decoration digital inkjet printers is very competitive.

Our Cretaprint ceramic tile decoration digital inkjet printer competes with ceramic tile decoration printers manufactured in Spain, Italy, Brazil, China, and smaller emerging competition in other markets such as Indonesia. The Chinese market is primarily being targeted by competitors located in India, but we expect the most significant growth to come from ceramic tile decoration digital inkjet printer manufacturers that will relocate to China.

Most ceramic tile decoration digital inkjet printer manufacturers have a background in analog equipment for ceramic tile plants and tile manufacturing facilities, while Durst and Flora entered the ceramic tile decoration market from the digital graphic arts business. Our ceramic tile decoration imaging competitors are a mix of large, medium, and small ceramic tile decoration printer manufacturers, which are primarily privately owned. Cretaprint is the only vendor with a background in both digital inkjet graphic arts and traditional analog ceramic equipment. Nevertheless, our competitors could develop new products, with existing or new technology, that could be more competitive in our market than our ceramic tile decoration digital inkjet printers. We cannot assure you that we can compete effectively with any such products.

We face strong competition for printing supplies such as ink.

We compete with independent manufacturers in the ink market.

Our UV ink is sold to users of our super-wide and wide format UV industrial inkjet printers, which have advanced quality control systems to ensure that correct color and non-expired ink is used to prevent damage to the printer. This results in most ink used in our super-wide and wide format printers being sold by us. While third party ink is available, its use compromises the printer’s quality control system and also voids most provisions of our printer warranty and service contracts.

Nevertheless, we cannot guarantee we will be able to remain the principal ink supplier for our printers. We could experience an overall price reduction within the ink market, which would also adversely affect our gross profit. The loss of ink sales or price reduction in our printer installed base could adversely impact our revenue and gross profit.

We face strong competition in our Productivity Software operating segment.

Our Productivity Software operating segment, which includes our business process automation and cloud-based order entry and order management systems, faces competition from software application vendors that specifically target the printing industry. These vendors are typically small, privately-owned companies. We also face competition from larger vendors that currently offer, or are seeking to develop, business process automation printing products including HP, Epicor, and SAP.

We believe the principal competitive factor affecting our markets is the market acceptance rates for new printing technology. There can be no assurance that we will continue to advance our technology and products or compete effectively against other companies’ product offerings. Any failure to do so could have a material adverse affect on our business, operating results, and financial condition.

We sell our products to distributors and, with respect to some regions and products, directly to end users. If we are unable to effectively manage a direct sales force, our revenue could decline.

We sell our Industrial Inkjet and Productivity Software products to both distributors and directly to end users. Our Industrial Inkjet products are sold by a direct sales force in North America and Europe and by distributors world-wide. Our Productivity Software products are primarily sold directly to end users by our direct sales force world-wide.

If we are unable to effectively manage our direct sales force and develop marketing programs that reach end users, we are likely to see a decline in revenue from those products.

Price reductions for all of our products may affect our revenue in the future.

We have made, and may in the future make, price reductions for our products to drive demand and remain competitive. Depending on the price-elasticity of demand for our products, the pricing and quality of competitive products, and other economic and competitive conditions, such price reductions may have an adverse impact on our revenue and profit. If we are not able to compensate for price reductions with increased sales volume, our results of operations could be adversely affected.

Ongoing economic uncertainty has negatively affected our business in the past and may negatively affect our business in the future.

Our revenue and profitability depends significantly on the overall demand for information technology products that enable printing of digital data, which in turn depends on a variety of macro- and micro-economic conditions. In addition, revenue growth and profitability in our Industrial Inkjet operating segment depends on demand and spending for advertising and marketing products and programs, which also depends on a variety of macro-and micro-economic conditions.

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

Economic uncertainty is particularly acute in Europe recently. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $38.1 million, which represents 23% of our money market funds and corporate debt securities at December 31, 2012. Our European debt investments are primarily with corporations domiciled in the northern or central European countries of Sweden, Germany, Netherlands, Switzerland, Norway, Denmark, Luxembourg, France, Belgium, and the U.K. However, approximately $1.7 million, or 5% of our European investments, consists of money market funds with two banks in the southern European country of Spain. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe. Nevertheless, we do have some exposure due to the interdependencies among the European Union countries.

Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 25% of our receivables are with European customers as of December 31, 2012. Of this amount, 34% of our European receivables (8% of consolidated receivables) are in the higher risk southern European countries (mostly Spain, Italy, and Portugal), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe. Nevertheless, if the ongoing economic uncertainty continues in southern Europe and spreads among all the European Union countries, we may experience difficulty collecting receivables from our European customers.

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

Stock prices of high technology companies such as ours tend to be volatile as a result of various factors, including variations in operating results and, consequently, fluctuations in our operating results could adversely affect our stock price. Factors that have caused our operating results and stock price to fluctuate in the past and that may cause future fluctuations include:

•	shrinking customer base in our Industrial Inkjet and Productivity Software operating segments due to business consolidations and shrinking installed base due to print shops ceasing operations;

•

varying demand for our Fiery products from the leading printer manufacturing companies due to their product development and marketing efforts, financial and operating condition, inventory management practices, and general economic conditions;

•	shrinking number of significant printer manufacturers due to business consolidation in the industry;

•	shifts in customer demand to lower cost products;

•	success and timing of new product introductions by the leading printer manufacturing companies and us;

•	success and timing of new Industrial Inkjet product introductions;

•	market penetration in the ceramic tile decoration digital inkjet printer market and growth in the ceramic tile industry generally;

•	the performance of our products generally;

•	volatility in foreign exchange rates, changes in interest rates, and/or financing credit to consumers of digital copiers and printers;

•	price reductions by our competitors and us, which may be exacerbated by competitive pressures caused by economic conditions;

•	substitution of third party ink for our ink products by users of our super-wide and wide format printers;

•	delay, cancellation, or rescheduling of orders or projects;

•	delays or shortages in the supply of our key components including, without limitation, inkjet print heads, ink components, and inability of our suppliers to meet our requirements;

•

availability of key components and licenses, including possible delays in deliveries from suppliers, the performance of third party subcontract manufacturers, and the status of our relationships with key suppliers;

•	potential excess or shortage of employees;

•	potential excess or shortage of research and development center locations;

•	synergy and contribution of acquisitions and integration of new businesses;

•	potential reduction in acquired company customer base due to lack of customer acceptance of our legacy products or perceived inadequate support of the acquired product line;

•	changes in our product mix between higher and lower gross profit products such as:

•	shifts within the Industrial Inkjet operating segment from super-wide format to wide format printers;

•	shifts within the Productivity Software operating segment from license revenue to higher gross profit maintenance or professional services;

•	shifts between the higher gross profit Fiery and Productivity Software operating segments to the lower gross profit Industrial Inkjet operating segment;

•	shifts within the Fiery operating segment from stand-alone products to lower gross profit embedded products;

•	costs to comply with any applicable governmental regulations;

•	cost associated with possible SEC and regulatory actions;

•	costs related to our entry into new markets;

•	general economic conditions, such as the current economic uncertainty, especially in Europe;

•	commencement of litigation or adverse results in pending litigation; and

•	other risks described herein.

Entry into new markets or distribution channels could result in higher operating expenses that may not be offset by increased revenue.

We continue to explore opportunities to develop or acquire additional product lines in new markets, such as print management business process automation software, document scanning solutions, ceramic tile decoration UV ink, and industrial inkjet printers. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses.

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

We license software used in most of our Fiery products and certain Productivity Software products from Adobe and the loss of these licenses would prevent shipment of these products.

Many of our current products include software that we must license from Adobe. Specifically, we are required to obtain separate licenses from Adobe for the right to use Adobe PostScript® software in each type of copier or printer used with a Fiery controller, and other Adobe software for certain Productivity Software products. Although to date we have successfully obtained licenses to use Adobe PostScript® and other Adobe software when required, Adobe is not required to, and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® and other Adobe software on reasonable terms, in a timely manner, or at all. To obtain licenses from Adobe, Adobe requires that we obtain quality assurance approvals from them for our products that use Adobe software. Although to date we have successfully obtained such quality assurance approvals from Adobe, we cannot be certain they will grant us such approvals in the future. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® or other Adobe software and our financial condition and results of operations would be significantly harmed.

We depend on a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components could adversely affect our business.

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include CPUs, chip sets, ASICs, and other related semiconductor components; inkjet print heads for our super-wide, wide format, label and packaging, and ceramic tile decoration printers, and certain key ingredients (primarily pigments and photoinitiators) for our digital UV ink. We generally do not maintain long-term agreements with our component suppliers and conduct business with such suppliers solely on a purchase order basis. If we are unable to continue to procure these sole or limited sourced components from our current suppliers in the required quantities, we will have to qualify other sources, if possible, or redesign our products. If we are unable to obtain the print heads that we currently use, we would be required to redesign our printers to use different print heads. If we are unable to obtain the required pigments, we would need to reformulate our digital UV ink and test the new ink formulation. These suppliers may be concentrated within similar industries or geographic locations, which could potentially exacerbate these risks. We cannot provide assurance that other sources of these components exist or will be willing to supply us on reasonable terms or at all, or that we will be able to design around these components. Any unavailability, delays, or shortages of these components or any inability of our suppliers to meet our requirements, could harm our business.

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

We subcontract with other companies to manufacture certain of our products and we generally do not have long-term agreements with these subcontractors. While we closely monitor our subcontractors’ performance, we cannot be assured that such subcontractors will continue to manufacture our products in a timely and effective manner. In the past, a weakened economy led to the dissolution, bankruptcy, or consolidation of some of our subcontractors, which decreased the available number of subcontractors. If the available number of subcontractors were to decrease in the future, it is possible that we would not be able to secure appropriate subcontractors to fulfill our demand in a timely manner, or at all, particularly if demand for our products increases.

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

A high concentration of Fiery controllers has been manufactured at a single subcontractor location, Avnet in San Jose, California. Certain solvent ink is formulated by Nazdar. Certain Industrial Inkjet sub-assemblies are manufactured by three subcontractors. One of these subcontractors has a very limited customer base. Should our subcontractors experience any inability, or unwillingness, to manufacture or deliver our products, then our business, financial condition, and operations could be harmed. Since we generally do not maintain long-term agreements with our subcontractors, any of our subcontractors could enter into agreements with our competitors that might restrict or prohibit them from manufacturing our products or could otherwise lead to an inability to fill our orders in a timely manner. In such event, we may not be able to find suitable replacement subcontractors, in which case our financial condition and operations would likely be harmed.

We may face increased risk of inventory obsolescence, excess, or shortages related to our Industrial Inkjet printers and ink.

We procure raw materials and internally manufacture our super-wide format digital industrial inkjet printers and digital UV ink and ceramic tile decoration digital inkjet printers based on our sales forecasts. If we do not accurately forecast demand for our products, we may produce or purchase excess inventory, which may result in our inventory becoming obsolete. We might not produce the correct mix of products to match actual demand if our sales forecast is not accurate, resulting in lost sales. If we have excess printers, ink, or other products, we may need to lower prices to stimulate demand.

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

We depend on skilled employees, such as software and hardware engineers, quality assurance engineers, chemists and chemical engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley and additionally have research and development offices in India, Europe, the U.K., Brazil, Canada, New Zealand, China, Australia, and Japan. Competition has historically been intense among companies hiring engineering and technical professionals. In times of professional labor imbalances, it has in the past and is likely in the future, to be difficult to locate and hire qualified engineers and technical professionals and to retain these employees. There are many technology companies located near our corporate offices in the Silicon Valley and our operations in India that may attempt to hire our employees.

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

Growing market share in the Productivity Software and Industrial Inkjet operating segments increases the possibility that we will experience additional bad debt expense.

The leading printer manufacturers, which comprise the majority of the customer base in our Fiery operating segment, are typically large profitable customers with little credit risk to us. Our Productivity Software and Industrial Inkjet operating segments sell primarily through a direct sales force to a broader base of customers than Fiery. Many of the Productivity Software and Industrial Inkjet customers are smaller and potentially less creditworthy. Our ceramic tile decoration digital inkjet customer base is primarily located in geographic regions, which have recently been subject to economic challenges including southern Europe (primarily Spain, Italy, and Portugal) and emerging markets in APAC. Furthermore, if we increase the percentage of Productivity Software and Industrial Inkjet products that are sold internationally, it may be challenging to enforce our legal rights should collection issues arise.

Due to these and other factors, growing Industrial Inkjet and Productivity Software market share may cause us to experience an increase in bad debt expense.

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

Acquisitions involve numerous risks, such as:

•

equity securities issued in connection with an acquisition may be dilutive to our existing stockholders; alternatively, acquisitions made entirely or partially for cash will reduce cash reserves (as was the case with respect to each of our acquisitions during the past three years);

•	difficulties integrating operations, employees, technologies, or products and the related diversion of management attention, time, and effort to accomplish successful integration;

•	risk of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	possible restructuring of head count or leased facilities;

•	potential loss of key employees of the acquired company;

•	possible overruns (compared to expectations) relative to the expense levels and cash outflows of the acquired business;

•	adverse reactions by customers, suppliers, or parties transacting business with the acquired company or us;

•	risk of negatively impacting stock analyst ratings;

•	potential litigation or any administrative proceedings arising from prior transactions or prior actions of the acquired company;

•	inability to protect or secure technology rights;

•	possible overruns of direct acquisition and integration costs; and

•	increased operating costs.

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

Given the uncertainty of the economic environment and its potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2012 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2013 or prior to that, if an interim triggering event has occurred. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

No assurance can be given that any future impairments would not affect our financial performance and valuation of assets and, as a result, harm our operating results, financial condition, or stock price.

We face risks from currency fluctuations.

Approximately $298.0 (46%), $246.3(42%), and $210.3 (42%) million of revenue for the years ended December 31, 2012, 2011, and 2010, respectively, shipped to locations outside the Americas, primarily to EMEA and APAC. We expect that sales shipped outside the Americas will continue to represent a significant portion of total revenue.

Given the significance of non-U.S. sales to our total revenue, we face a continuing risk from the fluctuation of the U.S. dollar versus foreign currencies. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Brazilian real, Australian dollar, and New Zealand dollar).

We have a substantial number of international employees, resulting in material operating expenses denominated in foreign currencies. We have exposure from non-U.S. dollar-denominated operating expenses in foreign countries (primarily the Euro, British pound sterling, Japanese yen, Indian rupee, Brazilian real, and Australian dollar). Changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.7 million at December 31, 2012. As of December 31, 2012, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure, in the future.

Our efforts to reduce risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

We face risks from our international operations.

We are subject to certain risks because of our international operations as follows:

•

changes in governmental regulation, including labor regulations, and our inability or failure to obtain required approvals, permits, or registrations could harm our international and domestic sales and adversely affect our revenue, business, and operations,

•

violations of governmental regulation, including labor regulations, could result in fines and penalties, including prohibiting us from exporting our products to one or more countries, and could materially adversely affect our business,

•	international labor regulations may be substantially different than the regulations we are accustomed to in the U.S., which may negatively impact labor efficiency and workforce relations,

•

trade legislation in either the U.S. or other countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect our ability to sell or manufacture in international markets,

•	adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries,

•	potential changes in the tax structures of European countries necessitated by the recent global economic downturn, and

•

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

Other risks include political and economic conditions in a specific country or region. Specifically, if the European economy continues to weaken, then credit markets may be impacted making it difficult for our customers to finance the purchase of our equipment. Marketing spending may be impacted if the European economy remains weak, which could reduce demand for our products.

Many countries in which we derive revenue do not have comprehensive and highly developed legal systems, particularly with respect to the protection of intellectual property rights, which, among other things, can result in a prevalence of infringing products and counterfeit goods in certain countries, which could harm our business and reputation.

We are subject to numerous federal, state, and foreign employment laws and may face claims in the future under such laws.

We are subject to numerous federal, state, and foreign employment laws and from time to time face claims by our employees and former employees under such laws. Although there are no material claims pending or threatened against us under federal, state, or foreign employment laws, we cannot assure you that material claims under such laws will not be made in the future against us, nor can we predict the likely impact of any such claims on us, or that, if asserted, we would be able to successfully resolve any such claims without incurring significant expense.

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

We use flammable materials in the digital UV ink manufacturing process. Therefore, we may be subject to risk of loss resulting from fire. The risk of fire associated with these materials cannot be completely eliminated. We own certain facilities that manufacture our ink, which increases our exposure to such risk. We maintain insurance policies to cover losses caused by fire, including business interruption insurance. If one or more of these facilities is damaged or otherwise ceases operations as a result of fire, it would reduce our digital UV ink manufacturing capacity, which may reduce revenue and adversely affect our business.

The location and concentration of our facilities subjects us to risk of earthquakes, floods, or other natural disasters.

Our corporate headquarters, including a significant portion of our research and development facilities, are located in the San Francisco Bay Area, which is known for seismic activity. This area has also experienced flooding in the past. Many of the components necessary for our products are purchased from suppliers based in areas that are subject to risk from natural disasters including the San Francisco Bay Area, Taiwan, and Japan. As a result of the natural disaster that occurred in Japan in March 2011, some of the leading printer manufacturers with operations in Japan reduced their orders of products from us as a result of interruptions in their businesses, and may continue to reduce their orders. Our sales to Japan decreased by 15% in 2011 as compared with the prior year, partially due to this impact.

A significant natural disaster, such as an earthquake, flood, tsunami, hurricane, typhoon, or other business interruptions due, for example, to power shortages and other interruptions could harm our business, financial condition, and operating results.

We may be subject to environmental-related liabilities due to our use of hazardous materials and solvents.

Our business operations involve the use of certain hazardous materials at two separate locations. At these facilities, we formulate and store UV, solvent, and dye sublimation ink. The formulation and storage of solvent ink requires the use of solvents; however, our formulation of solvent ink is limited as we have primarily outsourced solvent ink formulation. The hazardous materials and solvents that we use are subject to various governmental regulations relating to their transfer, handling, packaging, use, and disposal. We store ink at warehouses world-wide, including Europe and the U.S., and shipping companies distribute ink at our direction. We face potential liability for problems such as large spills or fires that may arise at ink manufacturing locations. While we customarily obtain insurance coverage typical for this kind of risk, such insurance may not be sufficient. If we fail to comply with these laws or an accident involving our ink waste or chemicals occurs, or if our insurance coverage is not sufficient, then our business and financial results could be harmed.

We do not sell the solvent-based ink that is used in our ceramic tile decoration imaging digital inkjet printers, but we plan to expand our business to include this recurring revenue stream in the future. We have not determined how much of the ink formulation process will be outsourced or performed with internal resources.

Future sales of our hardware products could be limited if we don’t comply with current and future environmental/chemical content regulation in electrical and electronic equipment.

We believe that our products are currently compliant with RoHS, WEEE, REACH, and other regulations for the European Union as well as with China RoHS, and other applicable international, U.S., state, and local environmental regulations. We monitor environmental compliance regulations to ensure that our products are fully compliant prior to the implementation of any potential new requirements. However, new unforeseen legislation could require us to re-engineer our products, complete costly analyses, or perform supplier surveys, which could harm our business and negatively impact our financial results. We could also incur additional costs, sanctions, and liabilities in connection with non-compliant product recalls, regulatory fines, and exclusion of non-compliant products from certain markets.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex, and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the SEC adopted new requirements for companies that use certain minerals and metals in their products, known as “conflict minerals,” whether or not these products are manufactured by third parties. These requirements will require companies to perform due diligence, disclose, and report whether such minerals originate from the Democratic Republic of Congo and adjoining countries. We will have to perform due diligence to determine whether such minerals are used in the manufacture of our products.

The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins of these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. The first report is due on May 31, 2014 for the 2013 calendar year. However, in October 2012, the U.S. Chamber of Commerce, the National Association of Manufacturers, and the Business Roundtable filed a petition challenging the adoption of the rules by the SEC. It is presently unclear if this challenge will delay the effectiveness of the rule.

Our products may contain errors or defects, which are not discovered until after shipping, which could subject us to warranty claims in excess of our warranty reserves.

Our products consist of hardware and software developed by ourselves and others, which may contain undetected errors. We have in the past discovered software and hardware errors or defects in certain of our products after their introduction, resulting in warranty expense and other expenses incurred in connection with rectifying such errors or defects or, in certain circumstances, replacing the defective product, which may damage our relationships with our customers. Errors or defects could be found in new versions of our products after commencement of commercial shipment and any such errors could result in a loss or delay in market acceptance of such products and thus harm our reputation and revenue. Errors or defects in our products (including errors in licensed third party software) detected prior to new product releases could result in delays in the introduction of new products and the incurrence of additional expense, which could harm our operating results. We generally provide a twelve month hardware limited warranty from date of shipment for certain Industrial Inkjet printer and Fiery controller products, which may cover both parts and labor.

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

We rely on our network infrastructure, internal technology systems, and internal and external websites for our development, marketing, operational, support, and sales activities. Our hardware and software systems related to such activities are subject to damage from malicious code released into the internet through vulnerabilities in popular software programs. These systems are also subject to acts of vandalism and potential disruption by actions or inactions of third parties. Any event that causes failures or interruption in our hardware or software systems could harm our business, financial condition, and operating results.

We are partially self-insured for certain losses related to employee medical and dental coverage. Our self-insurance reserves may not be adequate to cover our medical and dental claim liabilities.

Beginning in 2011, we are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.4 and $1.6 million as of December 31, 2012 and 2011, which are not discounted, based on an examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves and cash flows could be materially affected if future claims experience differs significantly from our historical trends and assumptions.

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

The market price for our common stock has been and may continue to be volatile. During the twelve months ended December 31, 2012, the price of our common stock as reported on The NASDAQ Global Select Market ranged from a low of $12.89 to a high of $19.10. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly or annual operating results;

•	ability to initiate or complete stock repurchase programs;

•	announcements of technological innovations or new products or services by our competitors or by us;

•	announcements relating to strategic relationships, acquisitions, or investments;

•	announcements by our customers regarding their businesses or the products in which our products are included;

•	changes in financial estimates or other statements by securities analysts;

•	any failure to meet security analyst expectations;

•	changes in the securities analysts’ rating of our securities;

•	terrorist attacks and the affects of military engagements or natural disasters;

•	commencement of litigation or adverse results of pending litigation;

•	changes in the financial performance and/or market valuations of other software and high technology companies; and

•	changes in general economic conditions.

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

In August 2012, our board of directors authorized $100 million for the repurchase of our outstanding common stock. This authorization expires in February 2014. Any repurchases pursuant to our stock repurchase program could affect our stock price and add volatility. There can be no assurance that repurchases will be made at the best possible price. Potential risks and uncertainties also include, but are not necessarily limited to, the amount and timing of future stock repurchases and the origin of funds used for such repurchases. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time. Any such suspension could cause the market price of our stock to decline.

Under regulations required by the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting may be deemed to be ineffective and this could negatively impact on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess the design and operating effectiveness of our internal control structure and procedures for financial reporting on an ongoing basis. Although no known material weaknesses are believed to exist at this time, it is possible that material weaknesses may exist. If we are unable to identify and remediate the weaknesses, our management would be required to conclude and disclose that our internal controls over financial reporting were not effective. In addition to their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements, errors, omissions, or fraud.

Due to the closing of the sale of our building and land in Foster City, we expect to relocate our offices, which may cause disruption of our operations.

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.6 million. The property is subject to a leaseback of up to one year for which rent is not required to be paid; however, we are required to vacate a portion of the building at various times during the leaseback period and consolidate our operations into a smaller portion of the building. We will incur additional expenses and may encounter disruption of operations related to the consolidation of space, which could have an adverse effect on our financial condition and results of operations.

We expect to continue to occupy the building for up to 12 months from November 1, 2012 and relocate our operations to a new San Francisco Bay Area location. We will incur rent and/or depreciation expenses, which will increase our ongoing cost structure. There is no assurance that we will be able to relocate our operations when expected and retain our employees at the new location. The uncertainty could be disruptive to our business. Furthermore, certain penalty payments would be paid to Gilead if we fail to vacate the building within 12 months. We expect to incur additional expenses associated with the relocation, including exit costs, and may encounter disruption of operations related to the expected move, all of which could have an adverse effect on our financial condition and results of operations. If we are unable to find a location in the San Francisco Bay Area, we may have to relocate our operations to a further location, which may make it more difficult to retain certain of our employees, and any resulting need to recruit and train new employees could be disruptive to our business.

Our profitability may be affected by unanticipated changes in our tax provisions, the adoption of new U.S. or foreign tax legislation, or exposure to additional income tax liabilities.

We are subject to income taxes in the U.S. and many foreign countries. Intercompany transaction pricing can impact our tax liabilities. We are potentially subject to tax audits in various countries and tax authorities may disagree with our tax treatments, including intercompany pricing or other matters, and assess additional taxes. We regularly review the likely outcomes of these audits to determine whether our tax provisions are sufficient. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the final assessments of these audits can have a material impact on our net income.

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

In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates and assumptions are described in “Critical Accounting Policies” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our critical accounting estimates and assumptions are related to revenue recognition, allowance for doubtful accounts, inventory reserves and purchase commitments, warranty obligations, litigation, restructuring reserves, self-insurance, fair value of financial instruments, stock-based compensation, income taxes, intangible assets and goodwill, business combinations, contingencies, and the determination of functional currencies. While we believe these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2012, we owned or leased a total of approximately 1.0 million square feet world-wide. The following table sets forth the location, size, and use of our principal facilities (square footage in thousands):

Location	Square Footage	Percent Utilized		Leased or Owned	Operating Segment	Principal Uses
Foster City, California (303 Velocity Way)	294	100%		Leased*	Corporate & Fiery	Corporate offices, design engineering, product testing, sales, customer service

Meredith, New Hampshire	163	100%		Owned	Industrial Inkjet	Manufacturing (Industrial Inkjet printers), design engineering, sales, customer service

Bangalore, India	76	100%		Leased	All	Design engineering, sales, administrative

Ypsilanti, Michigan	70	100%		Leased	Industrial Inkjet	Manufacturing (digital UV ink), design engineering, sales, customer service

Brussels, Belgium	57	100	%***	Leased	Industrial Inkjet	Sales, Industrial Inkjet demonstration center

Norcross, Georgia	52	75	%**	Leased	Fiery & Productivity Software	Design engineering, sales, customer service, quality assurance, and software engineering

Minneapolis, Minnesota	44	100%		Owned	Fiery & Productivity Software	Design engineering, customer service, software engineering

Location	Square Footage	Percent Utilized	Leased or Owned	Operating Segment	Principal Uses
Castellon, Spain	44	100%	Leased	Industrial Inkjet	Manufacturing, (Cretaprint), administrative, design engineering, sales, customer service

Laconia, New Hampshire	30	100%	Leased	Industrial Inkjet	Warehouse

Scottsdale, Arizona	29	58%**	Leased	Fiery & Productivity Software	Administrative, customer service

Ratingen, Germany	27	100%	Leased	Fiery	Software engineering, sales, customer service

Pittsburgh, Pennsylvania	18	100%	Leased	Productivity Software	Software engineering, sales

Schiphol-Rijk, The Netherlands	17	100%	Leased	Industrial Inkjet	European corporate offices, sales, support services

Sao Paolo, Brazil	15	100%	Leased	Industrial Inkjet & Productivity Software	Design engineering, software engineering, sales, customer service

Richmond Hill, Ontario, Canada	15	64%**	Leased	Fiery	Manufacturing, (Entrac), administrative, design engineering, sales, customer service

Parsippany, New Jersey	9	100%	Leased	Fiery	Design and engineering

West Lebanon, New Hampshire	9	100%	Leased	Productivity Software	Software engineering

Essen, Germany	9	100%	Leased	Productivity Software	Design engineering, software engineering, sales, customer service

Shanghai, China	9	100%	Leased	Industrial Inkjet	Sales, Industrial Inkjet demonstration center

Jacksonville, Florida	8	100%	Leased	Productivity Software	Software engineering

Fushan, China	7	100%	Leased	Industrial Inkjet	Sales, ceramic tile decoration digital inkjet demonstration center

Auckland, New Zealand	5	100%	Leased	Productivity Software	Design engineering, software engineering, sales, customer service

Dronnfield, United Kingdom	5	100%	Leased	Productivity Software	Design engineering, software engineering, sales, customer service

*	On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters. The property is subject to a leaseback of up to one year for which rent is not required to be paid. Please see Note 13—Deferred Proceeds from Property Transaction of the Notes to Consolidated Financial Statements.
**	Non-utilized square footage has been fully reserved.
***	Currently occupying two facilities in Brussels, Belgium, as part of our transition into a new facility in 2013.

We lease 11 additional domestic and international regional operations and sales offices, excluding facilities that have been fully reserved, and we own one additional international sales office building. We believe that our facilities, in general, are adequate for our present needs. We do not expect that we would experience difficulties in obtaining additional space at fair market rates, if the need arose.

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

As of December 31, 2012, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Digitech Image Technologies, LLC (“Digitech”) Patent Litigation

On August 16, 2012, Digitech initiated litigation against EFI; Konica Minolta Holdings, Inc., Konica Minolta Holdings, U.S.A., Inc., and Konica Minolta Business Solutions, U.S.A., Inc. (collectively, “Konica Minolta”); and Xerox Corporation (“Xerox”) for infringement of a patent related to the creation of device profiles in digital image reproduction systems in the United States District Court for the Central District of California.

In addition to its own defenses, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta and Xerox. We do not believe that our products infringe any valid claim of Digitech’s patent and have filed our response to the action, denying infringement and arguing that the patent at issue is not valid. Nevertheless, because this proceeding is in the preliminary discovery stage and litigation is inherently uncertain, we are not in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

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

In a subsequent decision, the Mannheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst appealed the Mannheim court’s decision to the Higher Regional Court of Karlsruhe which, on December 21, 2011, upheld the lower court’s decision invalidating Durst’s utility model right. Durst filed a request for further appeal in the German Federal Supreme Court, but withdrew that request in April 2012. The lower court’s decision invalidating the utility model right is now final. As such, it is no longer possible for EFI to incur a loss in this matter. The Mannheim court has awarded EFI restitution of costs of approximately $0.1 million, which was paid to us by Durst.

Durst v. EFI GmbH and EFI, et al. – Dusseldorf Litigation

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany, alleging infringement of a German patent. We have filed our response to the action, denying infringement and arguing that the patent is not valid. A hearing on the matter was held on February 14, 2013, and a decision is expected within a few months thereafter. Although we do not believe that we infringe any valid claim of the patent at issue, because of the inherent uncertainties of litigation, we are not in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

N.V. Perfectproof Europe (“Perfectproof”) v. BEST GmbH

On December 31, 2001, Perfectproof filed a complaint against BEST GmbH, currently Electronics For Imaging, GmbH (“BEST”) in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EUR 0.6 million for such termination and additional damages of EUR 0.3 million, or a total of approximately $1.1 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and questioned its jurisdiction over the claim. Perfectproof appealed, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and remanded the case to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof again appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case; that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement; and that as such, the agreement required reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an expert to review the parties’ records and address certain questions relevant in assessing Perfectproof’s damages claim. On October 19, 2011, the expert issued its final report itemizing damages that are, in the aggregate, significantly less than the amount claimed by Perfectproof. The final determination of damages will not be binding until it is approved or adopted by the court. The Court of Appeal has not determined the date of the hearing, but we expect the hearing to take place during the first half of 2013.

Although we do not believe that Perfectproof’s claims are founded and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected by the court’s decision regarding the assessment of damages. The court may approve the expert’s final report and pronounce the final amount of damages to be paid by us, or require additional analysis, or consider further challenges to the final determination of damages. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $1.1 million.

KERAjet S.A (“Kerajet”) vs. Cretaprint

In conjunction with our acquisition of Cretaprint, which closed on January 10, 2012, we assumed potential liability in a lawsuit related to a patent infringement action brought against Cretaprint by Jose Vicente Tomas Claramonte, the President of Kerajet.

In May 2011, Mr. Claramonte filed an action against Cretaprint in the Commercial Court in Valencia, Spain, alleging, among other things, that certain Cretaprint products infringe a patent held by Mr. Claramonte. The trial was held on October 4, 2012. On January 2, 2013, the Spanish court ruled in favor of Cretaprint, agreeing that the Cretaprint products do not infringe the Claramonte patent. On January 30, 2013, Mr. Claramonte appealed.

As part of EFI’s acquisition of Cretaprint, the former owners of Cretaprint agreed to indemnify EFI against this potential liability in the event that Mr. Claramonte prevails in any claim, demand, or action against Cretaprint. We accrued the contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date. In addition, we accrued a contingent asset reflecting an indemnification arrangement to recover a portion of the expense from the former shareholders. The net obligation accrued in the opening balance sheet on the acquisition date is EUR 2.5 million (or approximately $3.3 million).

EFI has also filed actions against Mr. Claramonte in the U.K., Italy, and Germany alleging, among other things, that the Claramonte patent is not valid and/or that Cretaprint’s products do not infringe the patent. The court in the U.K. issued a default judgment of non-infringement by Cretaprint. The actions in Italy and Germany remain pending.

Insurance Litigation Settlement

From 2007 to 2008, EFI was a nominal defendant in derivative litigation brought by certain shareholders against EFI and members of its board of directors concerning our historical stock option granting practices. The litigation was settled in September 2008. Pursuant to the settlement, we received $5.0 million in insurance proceeds and paid approximately $3.1 million in plaintiffs’ legal fees and costs. The settlement also provided for certain remedial measures, including the cancellation and repricing of certain stock options, certain payments to be made to the Company, and a number of changes to our corporate governance and procedures.

After the settlement, EFI had discussions with its excess director and officer liability (“D&O”) insurers about whether those insurers had liability related to the derivative litigation under EFI’s D&O insurance policies entered into with its insurers. EFI, on the one hand, and its D&O insurers, on the other hand, each subsequently initiated litigation against each other over the proper interpretation of the D&O insurance policies. EFI sought damages against the excess insurers, alleging that the insurers acted in bad faith and breached the insurance agreements by refusing to contribute financially to the settlement of the derivative action. Pursuant to a settlement executed in April 2012, EFI received an additional $0.3 million in insurance proceeds, net of legal fees and costs.

Other Matters

As of December 31, 2012, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Item 4: Mine Safety Disclosure

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on The NASDAQ Global Select Market (formerly The NASDAQ National Market) under the symbol EFII since October 2, 1992. The table below lists the high and low sales price during each quarter the stock was traded in 2012 and 2011.

	2012				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$17.90	$18.99	$17.06	$19.10	$15.95	$19.17	$18.34	$15.89
Low	$12.89	$14.32	$13.95	$16.00	$13.52	$14.52	$12.73	$12.71

As of January 29, 2013, there were 142 stockholders of record, excluding a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers, and other financial institutions.

We did not declare or pay cash dividends on our common stock in either 2012 or 2011. We currently anticipate that we will retain all available funds for the operation of our business and do not plan to pay any cash dividends in the foreseeable future. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital.

Equity Compensation Plan Information

Information regarding our equity compensation plans may be found in Note 12, Employee Benefit Plans, of the Notes to Consolidated Financial Statements and Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K and is incorporated herein by reference.

Repurchases of Equity Securities

Repurchases of equity securities during the twelve months ended December 31, 2012 were as follows (in thousands except per share amounts):

Fiscal month	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans (1)
January 2012	8	$13.94	—	$20,001
February 2012	90	17.13	—	20,001
March 2012	2	16.14	—	20,001
April 2012	416	17.43	—	20,001
May 2012	32	16.37	—	20,001
June 2012	—	—	—	20,001
July 2012	—	—	—	20,001
August 2012	172	15.03	—	20,001
September 2012	378	16.82	378	93,645
October 2012	706	17.03	706	81,631
November 2012	245	17.02	238	77,576
December 2012	32	18.04	24	77,144

Total	2,081		1,346	$77,144

(1)

In February and August 2011, our board of directors authorized a total of $60 million for the repurchase of our outstanding common stock. Under these publicly announced plans, we have made no repurchases during the year ended December 31, 2012. We repurchased 2.5 million shares for an aggregate purchase price of $40 million during the year ended December 31, 2011.

On August 31, 2012, our board of directors cancelled $20 million remaining for repurchase under the 2011 authorizations and approved a new authorization to repurchase $100 million of outstanding common stock. This authorization expires in February 2014. Under this publicly announced plan, we repurchased a total of 1.3 million shares for an aggregate purchase price of $22.9 million during the year ended December 31, 2012.

(2)

Includes 0.7 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of restricted stock units (“RSUs”).

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

The following graph compares cumulative total returns based on an initial investment of $100 in our common stock to the NASDAQ Composite and the NASDAQ Computer Manufacturers Index. The stock price performance shown on the graph below is not indicative of future price performance and only reflects the Company’s relative stock price for the five-year period ending on December 31, 2012. All values assume reinvestment of dividends and are calculated at December 31 of each year.

Item 6: Selected Financial Data

The following table summarizes selected consolidated financial data as of and for the five years ended December 31, 2012. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto. For a more detailed description, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended December 31,
(in thousands, except per share amounts)	2012	2011	2010	2009	2008
Operations(1)
Revenue	$652,137	$591,556	$504,007	$401,108	$560,380

Gross profit(2)	354,821	330,983	267,685	211,483	317,417

Income (loss) from operations(2)(3)	33,886	27,333	(276)	(67,017)	(145,015)

Net income (loss)(2)(3)(4)	$83,269	$27,465	$7,487	$(2,171)	$(113,444)

Earnings per share
Net income (loss) per basic common share	$1.79	$0.59	$0.16	$(0.04)	$(2.16)

Net income (loss) per diluted common share	$1.74	$0.58	$0.16	$(0.04)	$(2.16)

Shares used in basic per-share calculation	46,453	46,234	45,387	49,682	52,553

Shares used in diluted per-share calculation	47,734	47,579	47,152	49,682	52,553

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Financial Position
Cash, cash equivalents, and short-term investments	$364,962	$219,158	$229,663	$204,201	$189,351
Working capital	264,008	244,824	265,250	246,652	293,830
Total assets	1,073,784	739,734	706,581	661,181	751,948
Stockholders’ equity	650,793	564,783	551,749	522,426	601,218

(1)

Includes acquired company results of operations beginning on the date of acquisition. See Note 3—Acquisitions of the Notes to Consolidated Financial Statements for a summary of recent acquisitions during the years ended December 31, 2012, 2011, and 2010.

(2)

Gross profit includes $2.3 million provision for excess solvent inventories and related end-of-life purchases resulting from the accelerating transition from solvent to UV technology for the year ended December 31, 2010.

(3)	Income (loss) from operations includes the following:

•	Amortization of acquisition-related intangibles of $18.6, $11.2, $12.4, $18.5, and $32.0 million for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

•	Stock-based compensation expense of $19.7, $23.4, $15.9, $18.6, and $33.4 million for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

•

Goodwill and long-lived asset impairment charges of $0.7, $3.2, and $111.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. Based on our assessment of goodwill impairment during the fourth quarter of 2008, we recognized a non-cash goodwill impairment charge of $104 million and a non-cash long-lived asset impairment charge of $7.9 million. The long-lived asset impairment charge consisted of $6.1 million related to minority investments in privately held companies and $1.8 million related to project abandonment charges related to equipment in the Industrial Inkjet operating segment.

•	Restructuring and other charges of $5.8, $3.3, $3.6, $9.0, and $11.0 million for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

•

Acquisition-related costs of $2.2, $2.3, and $1.2 million for the years ended December 31, 2012, 2011, and 2010 associated with businesses acquired during the years ended December 31, 2012, 2011, and 2010, respectively, and anticipated transactions, subsequent to the effective date of the new business combination accounting guidance, which requires such costs to be expensed.

•

Change in fair value of contingent consideration of $(1.4), $1.5, and $0.4 million for the years ended December 31, 2012, 2011, and 2010. Accounting Standards Codification (“ASC”) 805, Business Combinations, requires that we estimate the fair value of acquisition-related contingent consideration based on the probability of realization of the performance targets. Differences between the contingent consideration liability included in the determination of fair value at the acquisition date and the amount ultimately earned via achievement of the required performance targets must be charged to earnings. The 2012 Entrac and Alphagraph earnout performance targets were not achieved and partially achieved, respectively, resulting in a $2.1 million benefit to operating results, net of interest accretion. The 2011 and 2010 Radius earnout performance targets were achieved resulting in charges of $1.5 and $0.4 million, respectively.

•

Acquired in-process research & development (“IPR&D”) costs of $2.7 million were incurred during the year ended December 31, 2008 in association with acquisitions that closed prior to the new business combination accounting guidance becoming effective. IPR&D is capitalized as an intangible asset after the effective date of that guidance.

(4)	Net income includes the following:

•

Tax benefit from the release of previously unrecognized tax benefits of $11.8, $2.6, and $8.5 million for the years ended December 31, 2012, 2011, and 2010, respectively, resulting from the release of previously unrecognized tax benefits resulting from the expiration of U.S. federal and state statutes of limitations.

•	Tax benefit of $43.6 million during the year ended December 31, 2012 resulting from a capital loss related to the liquidation of a wholly-owned subsidiary.

•	Tax benefit of $6.5 million during the year ended December 31, 2012 resulting from the increase in value of acquired intangibles for tax purposes due to an operational restructuring in Spain.

•

Gain on sale of building and land of $80 million for the year ended December 31, 2009 resulting from the sale of a portion of our Foster City, California campus in January 2009 to Gilead for $137.3 million.

•

Gain on sale of minority investment in a privately held company. Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services considered to be strategic to us. Each of these investments had been fully impaired in prior years. In September 2011, we sold one of these investments for $2.9 million because it was no longer considered to be strategic.

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

Overview

Key financial results for 2012 were as follows:

•

Our results for the year ended December 31, 2012 reflect revenue growth, reduced operating expenses as a percentage of revenue, significant tax benefits, and improved profitability despite a decrease in gross profit as a percentage of revenue. Our revenue growth was primarily driven by the strength of our Industrial Inkjet operating segment and the benefits of the acquisition strategy in our Productivity Software operating segment, partially offset by delayed new product launches by the leading printer manufacturers in our Fiery operating segment and weakness in the European economy. We completed our acquisitions of Cretaprint, Metrics, OPS, and Technique in 2012. We completed our acquisitions of Streamline, Entrac, Prism, and Alphagraph in 2011. We completed our acquisition of Radius in 2010. Their results are included in our results of operations subsequent to their respective acquisition dates.

•

Our consolidated revenue increased by approximately 10%, or $60.6 million, from $591.6 million for the year ended December 31, 2011 to $652.1 million for the year ended December 31, 2012 consisting of increased Industrial Inkjet and Productivity Software revenue of $79.9 and $22.3 million, respectively, partially offset by decreased Fiery revenue of $41.6 million.

•

Industrial Inkjet revenue increased by 33% primarily due to the acquisition of Cretaprint, which closed during the first quarter of 2012 enabling our entry into the ceramic tile decoration market, and increased sales of super-wide and wide format UV printers and UV ink. We continue to experience growth resulting from the ongoing analog to digital and solvent to UV migration, strong demand for our GS3250LX UV- curing digital inkjet printer incorporating “cool cure” LED technology, which was launched in 2011, and acceptance of the QS2Pro and QS3Pro UV hybrid digital inkjet printers, which were launched in 2012.

•

Productivity Software revenue increased by 27% primarily due to our acquisition strategy in the Productivity Software operating segment, as well as increased revenue from Monarch and Pace products and professional services. Productivity Software revenue benefited from our acquisition of Prism, which closed during the third quarter of 2011; Alphagraph, which closed during the fourth quarter of 2011; Metrics, which closed during the second quarter of 2012; and OPS and Technique, which closed during the fourth quarter of 2012. The acquisitions of OPS, Technique, Prism, Alphagraph, and Radius have increased the international presence of our Productivity Software business and, specifically, the acquisition of Metrics has increased our Latin American presence. Our acquisitions have significantly increased our recurring maintenance revenue base.

•

Fiery revenue decreased by 15% primarily due to delayed new product launches by printer manufacturers, as well as the slow down in the European economy. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines.

•

The gross profit percentage decreased by 2 percentage points from 56% in 2011 to 54% in 2012, primarily due to the change in mix between our operating segments. Our lower margin Industrial Inkjet operating segment revenue increased from 40% of consolidated revenue during the year ended December 31, 2011 to 49% of consolidated revenue during the year ended December 31, 2012. Meanwhile, our higher margin Fiery operating segment revenue decreased from 46% of consolidated revenue during the year ended December 31, 2011 to 35% of consolidated revenue during the year ended December 31, 2012. The unfavorable impact of the change in mix was partially offset by our improved gross profit percentage in the Industrial Inkjet and Productivity Software segments.

•

Operating expenses as a percent of revenue decreased from 52% in 2011 to 49% in 2012. Operating expenses increased by $17.3 million between 2011 and 2012, but decreased as a percentage of revenue due to the 10% increase in revenue during the corresponding periods. The increase in operating expenses was primarily driven by head count increases related to our business acquisitions, commission payments resulting from increased revenue, and increased trade show spending due to Drupa, which is a European trade show that is held once every four years, partially offset by targeted head count reductions undertaken to lower our quarterly operating expense run rate in the Fiery and Productivity Software operating segments.

•

Interest and other income (expense), net, decreased by $2.0 million from a gain of $3.1 million in 2011 to a gain of $1.1 in 2012. This decrease is primarily due to the $2.9 million gain on sale of a minority interest in a privately-held company in the prior year, imputed interest expense of $0.6 million related to the sale of building and land, and $0.2 million decrease in interest income due to lower cash equivalent and investment balances earlier in 2012, partially offset by a foreign currency fluctuation of $1.7 million between the periods. This foreign currency fluctuation was the result of a $0.6 million foreign exchange gain resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reais, and Indian rupees) compared with a $1.1 million foreign exchange loss in the prior year.

•

We recorded a tax benefit of $48.2 million in 2012 on pre-tax income of $35.0 million compared to a tax provision of $3.0 million in 2011 on pre-tax income of $30.4 million primarily due the $43.6 million benefit related to the capital loss from the liquidation of a wholly-owned subsidiary and the $6.5 million benefit related to the operational restructuring in Spain. In 2012, we also recognized $11.8 million of previously unrecognized tax benefits as compared to $2.6 million in 2011. The increased tax benefit in 2012 was partially offset by the impact of the increase in pre-tax operating income in 2012.

Results of Operations

The following table presents items in our consolidated statements of operations as a percentage of total revenue for 2012, 2011, and 2010. These operating results are not necessarily indicative of results for any future period.

	For the years ended December 31,
	2012	2011	2010
Revenue	100%	100%	100%

Gross profit	54	56	53
Operating expenses:
Research and development	18	20	21
Sales and marketing	19	20	21
General and administrative	8	9	8
Amortization of identified intangibles	3	2	2
Restructuring and other	1	1	1

Total operating expenses	49	52	53

Income (loss) from operations	5	4	—
Interest and other income (expense), net	—	1	—

Income (loss) before income taxes	5	5	—
Benefit from (provision for) income taxes	8	(1)	2

Net income	13%	4%	2%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

Industrial Inkjet, which consists of our VUTEk super-wide and EFI wide format industrial digital inkjet printers, Jetrion label and packaging digital inkjet printing systems, Cretaprint digital inkjet printers for ceramic tile decoration, and related ink, parts, and services.

We sell VUTEk super-wide format UV and textile dye sublimation industrial digital inkjet printers and ink to commercial photo labs, large sign shops, graphic screen printers, specialty commercial printers, and digital and billboard graphics providers serving the out-of-home advertising and industrial specialty print segments by printing point of purchase displays, signage, banners, fleet graphics, building wraps, art exhibits, customized architectural elements, and other large graphic displays. We sell EFI hybrid and flatbed UV wide format graphics printers to the mid-range industrial digital inkjet printer market. We sell Jetrion label and packaging digital inkjet printing systems, custom high-performance integration solutions, and specialty inks to the converting, packaging, and direct mail industries. We sell Cretaprint ceramic tile decoration, digital inkjet printers to the ceramic tile industry.

Productivity Software, which consists of (i) our business process automation software, including Monarch, PSI, Logic, PrintSmith, and PrintFlow; (ii) Pace, our business process automation software that is available in a cloud-based environment; (iii) Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; (iv) Online Print Solutions, our cloud-based e-commerce software that provides web-to-print, publishing, and cross-media marketing solutions over the internet; (v) Radius, our business process automation software for label and packaging printers; (vi) PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; (vii) Prism, Metrics, and Technique, our business process automation solutions for the printing and packaging, publication, commercial, and direct marketing print industries; and (viii) Alphagraph, which includes business process automation solutions for the graphic arts industry.

We sell PrintSmith to small print-for-pay and small commercial print shops; Pace to medium and large commercial print shops, display graphics providers, in-plant printing operations, and government printing operations; Monarch to large commercial, publication, direct mail, and digital print shops; Radius to the label and packaging industry; Digital StoreFront and Online Print Solutions to customers desiring e-commerce, web-to-print, and cross-media marketing solutions; and PrintStream to Pace and Monarch customers that provide fulfillment services to their end customers.

Fiery, which consists of print servers, controllers, and DFEs that transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone print servers connected to digital copiers and other peripheral devices, (ii) embedded and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our controller solutions such as Fiery Central, Command WorkStation, and MicroPress, (iv) Entrac, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

Revenue by Operating Segment

Our revenue by operating segment for the years ended December 31, 2012, 2011, and 2010 was as follows (in thousands):

	For the years ended December 31,						% change
	2012		2011		2010		2012 over 2011	2011 over 2010
Industrial Inkjet	$320,228	49%	$240,318	40%	$207,654	41%	33	16%
Productivity Software	103,466	16	81,165	14	57,732	12	27	41
Fiery	228,443	35	270,073	46	238,621	47	(15)%	13

Total revenue	$652,137	100%	$591,556	100%	$504,007	100%	10%	17%

Overview

Revenue was $652.1, $591.6, and $504.0 million for the years ended December 31, 2012, 2011, and 2010, respectively, resulting in a 10% increase in 2012 compared with 2011 and a 17% increase in 2011 compared with 2010. The $60.6 million increase in 2012 compared with 2011 consisted of increased Industrial Inkjet and Productivity Software revenue of $79.9 and $22.3 million, respectively, partially offset by decreased Fiery revenue of $41.6 million. The $87.6 million increase in 2011 compared with 2010 consisted of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $31.5, $32.7, and $23.4 million, respectively.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by $79.9 million, or 33%, in 2012 compared with 2011 primarily due to the acquisition of Cretaprint, which closed during the first quarter of 2012 enabling our entry into the ceramic tile decoration market, and increased sales of super-wide and wide format UV printers and UV ink. We continue to experience growth resulting from the ongoing analog to digital and solvent to UV migration. Our revenue benefited from strong demand for our GS3250LX UV – curing digital inkjet printer incorporating “cool cure” LED technology, which was launched in 2011, and acceptance of our QS2Pro and QS3Pro super-wide format UV hybrid digital inkjet printers, which were launched in 2012. The QS2Pro and QS3Pro printers were re-designed based on GS technology to replace the QS product line, thereby resulting in numerous operational efficiencies including interchangeability of components and consistent technology between the GS and QS product lines. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

Industrial Inkjet revenue increased by $32.7 million, or 16%, in 2011 compared with 2010, across all of our Industrial Inkjet product lines encompassing increased printer, digital UV ink, and service part sales. We continued to extend the GS product family in 2010 and 2011 with LED technology on our hybrid GS, as well as a GS roll-to-roll version. In addition, we launched new printing solutions including textile and entry-level production UV hybrid printers.

Productivity Software Revenue

Productivity Software revenue increased by $22.3 million, or 27%, in 2012 compared with 2011, primarily due to our acquisition strategy in the Productivity Software operating segment, as well as increased revenue from Monarch and Pace products and professional services. Productivity Software revenue benefited from our acquisition of Prism, which closed during the third quarter of 2011; our acquisition of Alphagraph, which closed during the fourth quarter of 2011; our acquisition of Metrics, which closed during the second quarter of 2012; and our acquisitions of OPS and Technique, which closed during the fourth quarter of 2012; as well as increased revenue from Monarch and Pace products and professional services. The acquisitions of OPS, Technique, Prism, Alphagraph, and Radius have increased the international presence of our Productivity Software business and, specifically, the acquisition of Metrics has increased our Latin American presence. Our acquisitions have significantly increased our recurring maintenance revenue base. The economic downturn has benefited this operating segment, which focuses on the automation of printing business functions thereby improving productivity and cost reduction by our customers.

Productivity Software revenue increased by $23.4 million, or 41%, in 2011 compared with 2010, primarily due to internally generated revenue increases with respect to the Pace, Monarch, Radius, and web-to-print products. Productivity Software revenue benefited from our acquisition of Prism, which closed during the third quarter of 2011 and to a lesser extent, our acquisitions of Streamline and Alphagraph, which closed during the first and fourth quarters of 2011, respectively. Productivity Software recurring revenue includes subscription revenue and maintenance fees.

Fiery Revenue

Fiery revenue decreased by $41.6 million, or 15%, in 2012 compared with 2011. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue decline is primarily due to delayed new product launches by these printer manufacturers as well as the slowdown in the European economy.

Fiery revenue increased by $31.5 million, or 13%, in 2011 compared with 2010. The Fiery operating segment experienced strong demand in 2011 for current products from the leading printer manufacturers and increased revenue from stand-alone and embedded servers and proofing software. Fiery revenue benefited to a lesser extent from the Entrac business acquisition, which closed during the third quarter of 2011.

Revenue by Geographic Area

Our revenue by geographic area for the years ended December 31, 2012, 2011, and 2010 was as follows (in thousands):

	For the years ended December 31,						% change
	2012		2011		2010		2012 over 2011	2011 over 2010
Americas	$354,114	54%	$345,303	58%	$293,747	58%	3%	18%
EMEA	195,397	30	178,471	30	149,488	30	9	19
APAC	102,626	16	67,782	12	60,772	12	51	12
Japan	27,870	4	35,655	6	41,853	8	(22)	(15)
Rest of world (“ROW”)	74,756	12	32,127	6	18,919	4	133	70

Total revenue	$652,137	100%	$591,556	100%	$504,007	100%	10%	17%

2012 Compared with 2011

Our consolidated revenue increase of $60.6 million, or 10%, in 2012 compared with 2011, resulted from increased revenue in the Americas, EMEA, and ROW, partially offset by decreased revenue in Japan.

Americas revenue increased by 3% in 2012 compared with 2011, primarily due to increased Industrial Inkjet and Productivity Software revenue, partially offset by decreased Fiery revenue as follows:

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

EMEA revenue increased by 9% in 2012 compared with 2011 primarily due to:

•

increased Industrial Inkjet revenue resulting from increased label and packaging digital UV printer revenue , UV ink revenue, and the acquisition of Cretaprint, which closed during the first quarter of 2012, and

•	increased Productivity Software revenue primarily due to our acquisitions of Prism and Alphagraph, supported by increased Radius revenue,

•	partially offset by decreased Fiery revenue.

Japan revenue decreased by 22% in 2012 compared with 2011 primarily due to decreased Fiery revenue resulting from the slow economy in Japan and delayed product launches by the leading printer manufacturers.

ROW revenue increased by 133% in 2012 compared with 2011 primarily due to the Cretaprint acquisition, which closed during the first quarter of 2012, our acquisition of Prism, which closed during the third quarter of 2011, and our acquisition of Metrics, which closed during the second quarter of 2012. The shift of the ceramic tile industry from southern Europe (e.g., Spain and Italy) to the emerging markets China, India, Brazil, and Indonesia has accelerated revenue growth in this geographic region.

2011 Compared with 2010

Our consolidated revenue increase of $87.6 million, or 17%, in 2011 compared with 2010, resulted from double digit percentage growth in Americas, EMEA, and ROW resulting from increased revenue in all three operating segments, partially offset by decreased revenue in Japan. The 2011 and 2010 Fiery and Industrial Inkjet product launches mitigated the impact of the weak economic environment in 2011. The operating segment geographic breakdown in 2011 remained comparable to 2010 with the exception of the decrease in Japan.

Americas revenue increased by $51.6 million, or 18%, in 2011 compared with 2010. Americas revenue increased due to double digit percentage revenue increases in all three of our operating segments.

EMEA revenue increased by $29.0 million, or 19%, in 2011 compared with 2010, due to double digit percentage revenue growth in all three of our operating segments.

•	Industrial Inkjet revenue growth was primarily driven by increased sales of our super-wide format printers, digital UV ink, and parts.

•

Our Productivity Software customer base has increased significantly as a result of the Alphagraph and Prism acquisitions and benefited from an expanded international sales force acquired with the Alphagraph, Prism, and Radius acquisitions.

•	Fiery revenue increased due to strong demand for current products from the leading printer manufacturers and increased revenue from stand-alone and embedded servers and proofing software.

Japan revenue decreased by $6.2 million, or 15%, in 2011 compared with 2010, primarily due to decreased Industrial Inkjet and Fiery revenue resulting from the poor economy in Japan and delayed sales and supply constraints resulting from the March 2011 earthquake and tsunami.

ROW revenue increased by $13.2 million, or 70%, in 2011 compared with 2010, primarily due to increased demand for Industrial Inkjet and Fiery products in China and the rest of Asia. We have expanded our international sales force as a result of the Alphagraph, Prism, and Radius acquisitions.

Revenue by Geographic Area by Operating Segment in 2012 Compared with 2011

Industrial Inkjet revenue represented 43%, 56%, 4%, and 75% of 2012 revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 40%, 49%, 7%, and 41% of 2011 revenue.

Productivity Software revenue represented 23%, 9%, 0%, and 7% of 2012 revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 20%, 5%, 0%, and 8% of 2011 revenue.

Fiery revenue represented 34%, 35%, 96%, and 18% of 2012 revenue in the Americas, EMEA, Japan, and ROW, respectively, compared with 40%, 46%, 93%, and 51% of 2011 revenue.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery printer and copier related products to a relatively small number of leading printer manufacturers. The printer manufacturers act as distributors and sell Fiery products to end customers through reseller channels. Xerox provided 12% of our revenue for the year ended December 31, 2012. Xerox and Ricoh each provided more than 10% of our revenue individually and together accounted for 26% of our revenue for the year ended December 31, 2011. Xerox and Canon each contributed over 10% of our revenue and together accounted for approximately 27% of our revenue for the year ended December 31, 2010. No assurance can be given that our relationships with these and other printer manufacturers will continue or that we will successfully increase the number of printer manufacturing customers or the size of our existing relationships. We expect that if we continue to increase our revenue in the Industrial Inkjet and Productivity Software operating segments, the percentage of our revenue from printer manufacturing customers will decrease.

Our reliance on revenue from the leading printer manufacturers decreased significantly during 2012 due to the change in mix between our operating segments. In 2012, 68% of our revenue was from other sources as compared with 57% from other sources in 2011 and 2010. Over time, we expect our revenue from the leading printer manufacturers to continue to decline. Because sales of our printer and copier-related products constitute a significant portion of our revenue and there are a limited number of printer manufacturers producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of printer manufacturers for a significant portion of our Fiery controller revenue in future periods. Accordingly, if we lose or experience reduced sales to one of these printer manufacturer/distributors, we will have difficulty replacing that revenue with sales to new or existing customers and our Fiery revenue will likely decline significantly.

We intend to continue to develop new products and technologies for each of our product lines including new generations of super-wide and wide format printers, ceramic tile decoration, server and controller products, and other new product lines, and to distribute those new products to or through current and new printer manufacturers, distributors, and end users in 2012 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

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

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the years ended December 31, 2012, 2011, and 2010 was as follows (in thousands):

	For the years ended December 31,
	2012	2011	2010
Industrial Inkjet
Revenue	$320,228	$240,318	$207,654
Gross profit	127,783	92,738	68,121
Gross profit percentages	39.9%	38.6%	32.8%
Productivity Software
Revenue	$103,466	$81,165	$57,732
Gross profit	74,426	56,825	39,329
Gross profit percentages	71.9%	70.0%	68.1%
Fiery
Revenue	$228,443	$270,073	$238,621
Gross profit	153,805	183,084	161,219
Gross profit percentages	67.3%	67.8%	67.6%

A reconciliation of operating segment gross profit to the consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010 is as follows (in thousands):

	For the years ended December 31,
	2012	2011	2010
Segment gross profit	$356,014	$332,647	$268,669
Stock-based compensation expense	(1,193)	(1,664)	(984)

Gross profit	$354,821	$330,983	$267,685

Overview

Our gross profit percentages were 54.4%, 56.0%, and 53.1% for the years ended 2012, 2011, and 2010, respectively. Our gross profit percentage decreased by 1.6 percentage points in 2012, as compared with 2011, primarily due to the change in mix between our operating segments. Our lower margin Industrial Inkjet operating segment revenue increased from 40% of consolidated revenue during the year ended December 31, 2011 to 49% of consolidated revenue during the year ended December 31, 2012. Meanwhile, our higher margin Fiery operating segment revenue decreased from 46% of consolidated revenue during the year ended December 31, 2011 to 35% of consolidated revenue during the year ended December 31, 2012. The unfavorable impact of the change in mix was partially offset by our improved gross profit percentage in the Industrial Inkjet and Productivity Software operating segment.

Our gross profit percentage improved by 2.9 percentage points in 2011, as compared with 2010, primarily due to a 5.8 percentage point increase in the Industrial Inkjet gross profit percentage, a 1.9 percentage point increase in the Productivity Software gross profit percentage, and increased Fiery revenue.

Industrial Inkjet Gross Profit

The Industrial Inkjet gross profit percentage increased from 38.6% in 2011 to 39.9% in 2012 primarily due to targeted cost reduction initiatives, achieving post-acquisition cost synergies in the Cretaprint business, fixed manufacturing costs being spread over higher Industrial Inkjet revenue, higher selling prices for new products, favorable product mix shift toward higher margin printers, and reduced warranty exposure, partially offset by expenses related to engineering design modifications to improve quality.

The Industrial Inkjet gross profit percentage increased from 32.8% in 2010 to 38.6% in 2011. The improvement in the Industrial Inkjet gross profit percentage compared with the prior year is primarily due to fixed manufacturing costs being spread over higher Industrial Inkjet revenue and reduced warranty exposure, which resulted from improved product performance, partially offset by engineering design modifications to improve quality. The Industrial Inkjet gross profit percentage also increased due to the $2.3 million write-off of excess solvent inventories and related end-of-life purchases during 2010, as a result of the accelerating transition from solvent to UV technology.

Productivity Software Gross Profit

The increase in the Productivity Software gross profit percentage from 70.0% in 2011 to 71.9% in 2012 was primarily due to efficiencies gained through increased revenue and the achievement of certain post-acquisition cost synergies. The increase in Productivity Software revenue aided the gross profit percentage due to the fixed component included within the Productivity Software cost of revenue.

The increase in the Productivity Software gross profit percentage from 68.1% in 2010 to 70.0% in 2011 was primarily due to efficiencies gained through increased revenue. Productivity Software revenue increased from 12% of total revenue in 2010 to 14% of total revenue in 2011.

Fiery Gross Profit

The Fiery gross profit percentage of 67.3% in 2012 was comparable to 67.8% in 2011 primarily due to comparable product mix and stable pricing.

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

Operating Expenses

Operating expenses for the years ended December 31, 2012, 2011, and 2010 were as follows (in thousands):

	For the years ended December 31,
				% change
	2012	2011	2010	2012 over 2011	2011 over 2010
Research and development	$120,298	$115,901	$105,769	4%	10%
Sales and marketing	125,513	119,487	107,322	5	11
General and administrative	50,727	53,756	38,185	(6)	41
Amortization of identified intangibles	18,594	11,248	12,385	65	(9)
Restructuring and other	5,803	3,258	3,615	78	(10)
Asset impairment	—	—	685	—	(100)

Total operating expenses	$320,935	$303,650	$267,961	6%	13%

Operating expenses increased by $17.3 million, or 6%, in 2012 as compared with 2011, and by $35.7 million, or 13%, in 2011 as compared with 2010.

Operating expenses increased by $17.3 million between 2011 and 2012, but decreased as a percentage of revenue from 52% in 2011 to 49% in 2012 due to the 10% increase in revenue between the corresponding periods. Operating expenses increased due to head count increases related to business acquisitions in all three operating segments, commission payments resulting from increased revenue, and increased trade show and marketing program spending, primarily due to Drupa, which is a European trade show that is held once every four years, partially offset by the change in fair value of contingent consideration related to our Entrac and Alphagraph acquisitions.

Operating expenses increased by $35.7 million between 2010 and 2011, but decreased as a percentage of revenue from 53% in 2010 to 52% in 2011 due to the 17% increase in revenue during the corresponding periods. The increase in operating expenses was primarily driven by head count increases related to our business acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, variable compensation due to improved profitability, commission payments resulting from increased revenue, non-recurring engineering expenses related to our product launches, change in fair value of contingent consideration related to our Radius acquisition, and increased stock-based compensation expense.

Research and Development

Research and development expenses consist primarily of costs associated with personnel, consulting, travel, research and development facilities, and prototype materials. Research and development expenses for the years ended December 31, 2012, 2011, and 2010 were $120.3 million, or 18% of revenue, $115.9 million, or 20% of revenue, and $105.8 million, or 21% of revenue, respectively.

Research and development expenses increased by $4.4 million, or 4%, in 2012 as compared with 2011. Personnel-related expenses increased by $6.4 million primarily due to head count increases related to our business acquisitions, partially offset by decreased variable compensation. Prototypes and non-recurring engineering, consulting, contractor, and related travel expenses decreased by $1.3 million. Facility and information technology expenses decreased by $0.7 million.

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

Research and development head count was 967, 944, and 834 as of December 31, 2012, 2011, and 2010, respectively.

We expect that if the U.S. dollar remains volatile against the Indian rupee, Euro, British pound sterling, or Brazilian real, research and development expenses reported in U.S. dollars could fluctuate, although we hedge our operating expense exposure to the Indian rupee, which partially mitigates this risk.

Sales and Marketing

Sales and marketing expenses include personnel expenses, costs of trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment expenses, depreciation, and costs associated with sales offices in the U.S., Europe, and ROW. Sales and marketing expenses for the years ended December 31, 2012, 2011, and 2010 were $125.5 million, or 19% of revenue, $119.5 million, or 20% of revenue, and $107.3 million, or 21% of revenue, respectively.

Sales and marketing expenses increased by $6.0 million, or 5%, in 2012 as compared with 2011. Personnel-related expenses increased by $6.1 million primarily due to head count increases related to our business acquisitions and increased commission payments resulting from increased revenue, partially offset by reduced variable compensation. Trade show and marketing program spending, including related travel and freight, increased by $1.6 million, primarily due to Drupa, which is a European trade show that is held once every four years. Stock-based compensation expense decreased by $0.8 million primarily due to a true-up of estimated forfeitures. Facility and information technology expenses decreased by $0.9 million.

Sales and marketing expenses increased by $12.2 million, or 11%, in 2011 as compared with 2010. Personnel-related expenses increased by $9.4 million primarily due to head count increases related to our business acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, increased commission payments resulting from increased revenue, and increased variable compensation due to improved profitability. We have increased trade show and marketing program spending, and related travel and freight, by $2.2 million. Stock-based compensation expense increased by $0.4 million due to new equity awards granted and a true-up of estimated forfeitures.

Sales and marketing head count was 613, 583, and 527 as of December 31, 2012, 2011, and 2010, respectively, including 207, 188, and 168 in customer service for each of the years presented.

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

General and Administrative

General and administrative expenses consist primarily of human resources, legal, and finance expenses. General and administrative expenses for the years ended December 31, 2012, 2011, and 2010 were $50.7 million, or 8% of revenue, $53.8 million, or 9% of revenue, and $38.2 million, or 8% of revenue, respectively.

General and administrative expenses decreased $3.1 million, or 6%, in 2012 as compared with 2011. Stock-based compensation expense decreased by $2.4 million primarily due to a true-up of estimated forfeitures. We incurred $0.5 million in settlement of a dispute with the lessor of a facility in the U.K., which was partially offset by the receipt of an additional $0.3 million in insurance proceeds, net of legal fees and costs, related to our securities derivative litigation, which was settled in 2008. Imputed sublease income of $0.5 million, partially offset by imputed depreciation of $0.3 million, has been accrued as of December 31, 2012 related to the sale of building and land. Acquisition-related expenses decreased by $0.2 million due to lower expenses related to the five acquisitions that closed during 2012, as well as other anticipated transactions which are anticipated to close subsequent to December 31, 2012, compared with higher expenses related to four acquisitions that closed during 2011.

The 2012 Entrac and Alphagraph earnout performance targets were not achieved and partially achieved, respectively. Consequently, the fair value of the Entrac and Alphagraph earnouts decreased by $1.4 and $0.7 million, respectively, as of December 31, 2012, partially offset by $1.7 million of earnout interest accretion. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

General and administrative expenses increased $15.6 million, or 41%, in 2011 as compared with 2010. Personnel-related expenses increased by $5.0 million primarily driven by head count increases related to our business acquisitions, reinstatement of salaries and benefits reduced during the economic downturn, and increased variable compensation due to improved profitability. Acquisition-related costs increased by $1.2 million as four acquisitions were closed in 2011, compared with one acquisition that closed in 2010. Stock-based compensation expense increased by $4.7 million due to new equity awards granted and a true-up of estimated forfeitures.

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

Stock-based Compensation

Stock-based compensation expense for the years ended December 31, 2012, 2011, and 2010 were $19.7 million, or 3% of revenue, $23.4 million, or 4% of revenue, and $15.9 million, or 3% of revenue, respectively.

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

Stock-based compensation expense decreased $3.7 million, or 16%, in 2012 as compared with 2011 due to fluctuations in the number of awards granted between the periods and a true-up of estimated forfeitures. Stock-based compensation expense increased $7.5 million, or 47%, in 2011 as compared with 2010 due to new equity awards granted with relatively higher fair value driven by the increase in the trading price of our stock and a true-up of estimated forfeitures.

Amortization of Identified Intangibles

Amortization of identified intangibles for the years ended December 31, 2012, 2011, and 2010 was $18.6 million, or 3% of revenue, $11.2 million, or 2% of revenue, and $12.4 million, or 2% of revenue, respectively.

The $7.4 million increase in 2012, as compared with 2011, is primarily due to amortization of intangible assets identified through the business acquisitions that closed during 2012 and 2011, partially offset by decreased amortization due to Vutek customer relationships.

The $1.2 million decrease in 2011, as compared with 2010, is primarily due to intangible assets that became fully amortized during 2011 consisting primarily of VUTEk customer relationships, partially offset by the amortization of intangible assets resulting from the Alphagraph, Prism, Entrac, and Streamline acquisitions and a full year of Radius intangible asset amortization.

Restructuring and Other

During the years ended December 31, 2012, 2011, and 2010, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. We announced restructuring plans to better align our costs with revenue levels and the current economic environment and to re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to lower our quarterly operating expense run rate in the Fiery operating segment as well as targeted reductions in the Productivity Software operating segment. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 820, Fair Value Measurement.

Restructuring and other costs for the years ended December 31, 2012, 2011, and 2010 were $5.8, $3.3, and $3.6 million, respectively. Restructuring and other charges include severance costs of $2.9, $1.7, and $2.4 million related to head count reductions of 117, 55, and 98 for the years ended December 31, 2012, 2011, and 2010, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement, and relocation costs.

Facilities reduction and other costs for the years ended December 31, 2012, 2011, and 2010 were $0.3, $0.6, and $0.9 million, respectively. Facilities reduction and other costs include facilities downsizing and relocation costs in the Americas primarily related to the Fiery operating segment in 2012, charges resulting from a decrease in estimated sublease income necessitated by continuing weakness in the commercial real estate market where these facilities are located of $0.2 and $0.6 million for the years ended December 31, 2011 and 2010, respectively, facilities relocations in 2011, and costs to downsize or relocate six facilities in 2010.

Integration expenses for the years ended December 31, 2012, 2011, and 2010 of $1.7, $1.0, and $0.3 million, respectively, were required to integrate our business acquisitions. Integration expenses incurred in 2012 relate primarily to the Cretaprint and Prism acquisitions, including the operational restructuring in Spainish. Integration expenses incurred in 2011 relate primarily to the PrintStream, Prism, and Entrac acquisitions. Integration expenses incurred in 2010 relate primarily to the Radius acquisition.

Retention expenses of $0.9 million were accrued during the year ended December 31, 2012 associated with the Cretaprint acquisition.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes interest income (expense), net, imputed interest expense related to the sale of building and land, gains and losses from sales of our cash and short-term investments, gains from sales of minority investments in privately-held companies, and net foreign currency transaction gains and losses on our operating activities. Interest and other income (expense), net, for the years ended December 31, 2012, 2011, and 2010 was $1.1, $3.1, and $(1.4) million, respectively.

Interest and other income (expense), net, increased by $2.0 million in 2012, as compared with 2011, primarily due to the $2.9 million gain on sale of a minority interest in a privately-held company in the prior year, imputed interest expense of $0.6 million related to the sale of building and land, and $0.2 million decrease in interest income due to lower cash equivalent and investment balances earlier in 2012, partially offset by a foreign currency fluctuation of $1.7 million between the periods. This foreign currency fluctuation was the result of a $0.6 million foreign exchange gain resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reais, and Indian rupees) compared with a $1.1 million foreign exchange loss in the prior year.

Interest and other income (expense), net, increased by $4.5 million in 2011, as compared with 2010, primarily driven by the sale of a minority investment in a privately-held company for $2.9 million because the investment was no longer considered to be strategic and $2.2 million decrease in unfavorable realized and unrealized foreign exchange fluctuations primarily resulting from our Euro and British pound sterling-denominated assets and liabilities including intercompany loans, partially offset by $0.4 million of investment gains realized in 2010.

Interest income for the years ended December 31, 2012, 2011, and 2010 was $1.3, $1.5, and $1.7 million, respectively.

Deferred Proceeds from Property Transaction

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.6 million. We will continue to use the facility for up to one year for which rent is not required to be paid. We are accounting for this transaction as a financing transaction related to our continued use of the facility and a sublease receivable relative to Gilead’s use of a portion of the facility. Our use of the facility during the rent-free period constitutes a form of continuing involvement that prevents gain recognition. We will record interest expense on the financing obligation at our incremental borrowing rate and increase the financing obligation by the same amount. At the same time, we will record sublease income at an implied market rate from Gilead and record a sublease receivable for the same amount. At that point, we will have no continuing involvement with the property and we will account for the transaction as a property sale, thereby recognizing a gain of approximately $118 million on the sale of the property, which represents the difference between the sales proceeds and the carrying value of the property and related assets as well as any direct incremental costs associated with the sale.

The assets subject to this sale of $63.0 million as of December 31, 2012, include land, building, and improvements of $61.6 million, and current assets of $1.4 million. The sold assets include the $56.9 million facility, $2.9 million of related land, and $2.1 million of leasehold and land improvements, net of accumulated depreciation of $0.3 million. Current assets include $0.4 million of direct transaction costs, $0.5 million of previously capitalized lease financing and other costs, and an imputed sublease receivable of $0.5 million.

Goodwill Impairment

We perform our annual goodwill impairment analysis in the fourth quarter of each year according to the provisions of ASC 350-20-35, Goodwill—Subsequent Measurement. A two-step impairment test of goodwill is required. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded equal to the difference.

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Data, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2012 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units exceed their carrying values. Industrial Inkjet, Productivity Software, and Fiery fair values are $318, $211, and $194 million, respectively, which exceed carrying value by 74%, 82%, and 106%, respectively.

Since fair values were determined using a weighting of the market and income approaches, we reviewed the sensitivity of the market multiple and discount rate to evaluate the sensitivity of the Industrial Inkjet, Productivity Software, and Fiery valuations. The impact of a change in the market multiple of 1% results in either an increase or decrease in Industrial Inkjet, Productivity Software, and Fiery fair values of 0.5%. Likewise, the impact of a change in the discount rate of one percentage point results in either an increase in the Industrial Inkjet, Productivity Software, and Fiery fair values of 6.0%, 4.3%, or 4.1%, respectively, or a decrease of 4.9%, 4.0%, or 3.6%, respectively. Consequently, we have concluded that no reasonably possible changes would reduce the fair value of the reporting units to such a level that it would cause a failure in step one of the impairment analysis.

Long-Lived Asset Impairment

We evaluate potential impairment with respect to long-lived assets whenever events or changes in circumstances indicate their carrying amount may not be recoverable. We recognized long-lived asset impairment charges of $0.7 million for the year ended December 31, 2010, consisting primarily of assets impaired related to an Industrial Inkjet facility closure and the impairment of the remaining book value of our equity method investees. No asset impairment charges were recognized during the years ended December 31, 2012 and 2011.

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

We previously assessed each investment’s technology pipeline and market conditions in the industry and determined it is no longer probable that they will generate sufficient positive future cash flows to recover the full carrying amount of the investment. As such, we recognized an impairment charge of $6.1 million in 2008. During the second quarter of 2010, we further assessed each remaining investment’s ability to sustain an earnings capacity that would justify the carrying amount of the investment in accordance with ASC 323-10-35-32, Investments— Equity Method and Joint Ventures—Subsequent Measurement. Based on this assessment, we impaired the remaining carrying value of these investments of $0.3 million. In September 2011, we received proceeds from the sale of one of these investments of $2.9 million.

Income (Loss) before Income Taxes

Income (loss) before income taxes for the years ended December 31, 2012, 2011, and 2010 were as follows (in thousands):

	For the years ended December 31,
	2012	2011	2010
U.S.	$5,615	$3,143	$(18,818)
Foreign	29,408	27,277	17,188

Total	$35,023	$30,420	$(1,630)

For the year ended December 31, 2012, pre-tax income of $35.0 million consisted of U.S. and foreign pre-tax income of $7.9 and $27.1 million, respectively. Pre-tax income attributable to U.S. operations is net of amortization of identified intangibles of $7.3 million, stock-based compensation expense of $19.7 million, restructuring and other costs of $3.2 million, imputed net expenses related to the sale of building and land of $0.4 million, and acquisition-related transaction costs of $1.6 million, partially offset by net litigation settlement of $0.3 million and change in fair value of contingent consideration of $1.4 million. Pre-tax income attributable to foreign operations is net of restructuring and other costs of $2.6 million, acquisition-related transaction costs of $0.6 million, amortization of identified intangibles of $11.3 million, and litigation settlement of $0.5 million.

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

Provision for (Benefit from) Income Taxes

We recorded a tax benefit of $48.2 million in 2012 on pre-tax income of $35.0 million, compared to a tax provision of $3.0 million in 2011 on pre-tax income of $30.4 million, and a tax benefit of $9.1 million in 2010 on a pre-tax loss of $1.6 million.

The provisions for (benefit from) income taxes before discrete items were $17.2, $6.7, and $(0.2) million for the years ended December 31, 2012, 2011, and 2010, respectively. Primary differences between our recorded tax provision (benefit) rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs, lower taxes on permanently reinvested foreign earnings, and the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation—Income Taxes, which are non-deductible for tax purposes. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed, renewing the federal research and development credit retroactive to January 1, 2012. In accordance with ASC 740-10-45-15, Income Taxes, requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date; consequently, we have not recognized the benefit of the federal research and development credit during the year ended December 31, 2012.

The following table reconciles our provision for (benefit from) income taxes before discrete items to our provision for (benefit from) income taxes for the years ended December 31, 2012, 2011, and 2010 (in millions):

	For the years ended December 31,
	2012	2011	2010
Provision for (benefit from) income taxes before discrete items	$17.2	$6.7	$(0.2)
Provision related to tax shortfalls recorded pursuant to ASC 718-740	—	—	4.1
Provision related to gain on sale of minority investment in a privately held company	—	1.1	—
Provision related to the election of California Single Sales Factor	—	0.6	—
Interest related to unrecognized tax benefits	0.3	0.4	0.4
Benefit related to capital loss due to liquidation of subsidiary	(43.6)	—	—
Benefit related to increased value of intangibles	(6.5)	—	—
Benefit related to restructuring and other expense	(1.3)	(0.6)	(1.1)
Benefit related to acquisition expenses	—	(0.4)	—
Benefit related to asset impairment charges	—	—	(0.3)
Benefit related to excess solvent inventories and related end-of-life purchases	—	—	(0.4)
Tax deductions related to Employee Stock Purchase Plan (“ESPP”) dispositions	(0.6)	(0.6)	(0.7)
Benefit related to reassessment of taxes related to filing of prior year tax returns	(1.9)	(1.6)	(2.4)
Benefit related to reversals of uncertain tax positions due to statute of limitation expirations	(10.5)	(1.8)	(7.5)
Benefit related to reversals of accrued interest related to uncertain tax positions	(0.5)	(0.2)	(1.0)
Benefit related to net adjustments due to foreign audit settlements	(0.8)	(0.6)	—

Provision for (benefit from) income taxes	$(48.2)	$3.0	$(9.1)

In 2012, we entered into a business reorganization and subsequent liquidation of VUTEk, Inc., a wholly-owned U.S. subsidiary that we acquired in 2005 in a non-taxable stock acquisition. One of the effects of this reorganization, in combination with other factors, was the recognition of a combined $43.6 million federal and state tax benefit due to the realization of capital loss deductions related to the difference between a portion of our original acquisition price of VUTEk, Inc., and its current fair market value. In 2008, we recorded an impairment charge related to the decreased value of our Inkjet reporting unit for financial reporting purposes, which included VUTEk, Inc., for which a limited tax benefit was recognized given the legal form of our original acquisition of VUTEk, Inc. and the nature of the impairment.

As a result of the sale of our Foster City corporate headquarters building and related land in 2012, we recognized taxable income of approximately $118 million and have recorded a deferred tax asset of $47.9 million. While this gain is required to be reported in 2012 for income tax purposes it was also required to be deferred under GAAP until we vacate the building. We anticipate the reversal of this deferred tax asset in our fourth quarter of 2013.

In the fourth quarter of 2012, we entered into a business reorganization which merged our two operating subsidiaries in Spain into one operating unit. In addition to achieving operational synergies, one of the effects of this reorganization was the recognition of a tax benefit of $6.5 million related to an increase in the value of intangible assets for Spanish statutory and tax reporting purposes.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Most of this income is earned in the Netherlands, Spain, and the Cayman Islands, which are jurisdictions with tax rates materially lower than the statutory U.S. tax rate of 35%. Subsequent to the acquisition of Cretaprint in January 2012, we realigned the ownership of its intellectual property to parallel EFI’s worldwide intellectual property ownership. Our effective tax rate could fluctuate significantly and be adversely impacted if anticipated earnings in the Netherlands, Spain, and the Cayman Islands are proportionally lower than current projections and earnings in all other jurisdictions are proportionally higher than current projections.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. To the extent we increase a valuation allowance, we will include an expense within the tax provision in the Consolidated Statement of Operations in the period in which such determination is made.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective positive evidence evaluated was cumulative pre-tax income during the three years ended December 31, 2012. In addition, we considered that loss and credit carryforwards have not expired unused and a majority of our loss and credit carryforwards will not expire prior to 2020. Finally, we considered that our results from operations have improved each year since 2008.

As a result of this evaluation, we have determined that it is more likely than not that we will realize the benefit related to our deferred tax assets, except for a valuation allowance on foreign tax credits resulting from the 2003 acquisition of Best GmbH and compensation deductions potentially limited by U.S. Internal Revenue Code (“IRC”) 162(m). The amount of deferred tax assets considered realizable could be negatively impacted if sufficient taxable income is not generated in the carryforward period.

Unaudited Non-GAAP Financial Information

Use of Non-GAAP Financial Information

To supplement our consolidated financial results prepared in accordance with generally accepted accounting principles (“GAAP”), we use non-GAAP measures of net income and earnings per diluted share that are GAAP net income and GAAP earnings per diluted share adjusted to exclude certain recurring and non-recurring costs, expenses, and gains.

We believe that the presentation of non-GAAP net income and non-GAAP earnings per diluted share provides important supplemental information regarding non-cash expenses and significant recurring and non-recurring items that we believe are important to understanding financial and business trends relating to our financial condition and results of operations. Non-GAAP net income and non-GAAP earnings per diluted share are among the primary indicators used by management as a basis for planning and forecasting future periods and by management and our board of directors to determine whether our operating performance has met specified targets and thresholds. Management uses non-GAAP net income and non-GAAP earnings per diluted share when evaluating operating performance because it believes the exclusion of the items described below, for which the amounts and/or timing may vary significantly depending on the Company’s activities and other factors, facilitates comparability of the Company’s operating performance from period to period. We have chosen to provide this information to investors so they can analyze our operating results in the same way as management and use this information in their assessment of our business and the valuation of our Company.

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles and stock-based compensation expense, as well as restructuring related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include acquisition-related transaction expenses and the costs to integrate such acquisitions into our business, sale of a non-strategic minority investment in a privately-held company, changes in the fair value of contingent consideration. end-of-life solvent inventory purchases and related obsolescence, and asset impairment.

These excluded items are described below:

•	Recurring charges and gains, including:

•

Amortization of acquisition-related intangibles. Intangible assets acquired to date are being amortized on a straight-line basis. Post-acquisition non-competition agreements are amortized over their term.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Non-recurring charges and gains, including:

•	Provision for excess solvent inventories and related end-of-life purchases resulting from the accelerating transition from solvent-based printing to UV curable-based printing.

•	Restructuring and other consists of:

•	Restructuring charges incurred as we consolidate the number and size of our facilities and, as a result, reduce the size of our workforce.

•

Acquisition-related executive deferred compensation costs, which are dependent on the continuing employment of a former shareholder of an acquired company, are being amortized on a straight-line basis.

•	Expenses incurred to integrate businesses acquired during the periods reported.

•	Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions.

•	Asset impairment costs consist primarily of equipment and non-cancellable purchase orders relating to a facility closure and the impairment of a private minority investment.

•

Changes in fair value of contingent consideration. Our management determined that we should analyze the total return provided by the investment when evaluating operating results of an acquired entity. The total return consists of operating profit generated from the acquired entity compared to the purchase price paid, including the final amounts paid for contingent consideration without considering any post-acquisition adjustments related to the change in the fair value of the contingent consideration. Because management believes the final purchase price paid for the acquisition reflects the accounting value assigned to both contingent consideration and to the intangible assets, we exclude the GAAP impact of any adjustments to the fair value of acquisition-related contingent consideration from the operating results of an acquisition in subsequent periods. We believe this approach is useful in understanding the long-term return provided by an acquisition and that investors benefit from a supplemental non-GAAP financial measure that excludes the impact of this adjustment.

•

Imputed net expenses related to sale of building and land. On November 1, 2012, we sold our 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.6 million. We will continue to use the facility for up to one year for which rent is not required to be paid. This constitutes a form of continuing involvement that prevents gain recognition. Until we vacate the building, the proceeds from the sale will be recognized as deferred proceeds from property transaction on our Consolidated Balance Sheet, which is currently $180.2 million, including imputed interest costs. Imputed interest expense and depreciation, net of accrued sublease income of $0.4 million, has been accrued as of December 31, 2012.

•

Gain on sale of minority investment in a privately-held company. Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are considered to be strategic to us. Each of these investments had been fully impaired in prior years. In 2011, we sold one of these investments for $2.9 million because it was no longer considered to be strategic.

•

We settled a dispute with the lessor of a facility in the U.K. for $0.5 million in 2012, which was partially offset by the receipt of an additional $0.3 million in insurance proceeds in 2012, net of legal fees and costs, related to our previously disclosed settlement of the shareholder derivative litigation concerning our historical stock option granting practices.

•	Tax effect of non-GAAP adjustments as follows:

•	After excluding the items described above, we apply the principles of ASC 740, to estimate the non-GAAP income tax provision in each jurisdiction in which we operate.

•	We have excluded a $43.6 million benefit from our non-GAAP net income for the year ended December 31, 2012 due to a capital loss related to the liquidation of a wholly-owned subsidiary.

•

We have excluded a $6.5 million benefit from our non-GAAP net income for the year ended December 31, 2012 related to an increase in value of acquired intangibles for tax purposes due to an operational restructuring in Spain.

•

We have excluded the recognition of previously unrecognized tax benefits of $11.2, $2.6, and $8.5 million from our non-GAAP net income for the years ended December 31, 2012, 2011, and 2010, respectively, to facilitate comparability of our operating performance between the years. These tax benefits primarily arose from the release of previously unrecognized tax benefits resulting from the expiration of U.S. federal and state statutes of limitations.

•

We recognized a tax benefit of $2.8 million resulting from the retroactive renewal of the U.S. federal research and development tax credit on January 2, 2013. Our tax benefit determined in accordance with GAAP is based on tax rates and regulations enacted as of December 31, 2012. Consequently, the research and development tax credit did not enter into the determination of our GAAP net income for the year ended December 31, 2012.

•	We have excluded interest accrued on prior year tax reserves of $0.3, $0.4, and $0.4 million from our non-GAAP net income for the years ended December 31, 2012, 2011, and 2010, respectively.

Usefulness of Non-GAAP Financial Information to Investors

These non-GAAP measures are not in accordance with or an alternative to GAAP and may be materially different from other non-GAAP measures, including similarly titled non-GAAP measures, used by other companies. The presentation of this additional information should not be considered in isolation from, as a substitute for, or superior to, net income or earnings per diluted share prepared in accordance with GAAP. Non-GAAP financial measures have limitations in that they do not reflect certain items that may have a material impact on our reported financial results. We expect to continue to incur expenses of a nature similar to the non-

GAAP adjustments described above, and exclusion of these items from our non-GAAP net income and non-GAAP earnings per diluted share should not be construed as an inference that these costs are unusual, infrequent, or non-recurring.

Reconciliation of GAAP Net Income to Non-GAAP Net Income

(unaudited)

	For the years ended December 31,
(millions, except per share data)	2012	2011	2010
Net income	$83.3	$27.5	$7.5

Excess solvent inventories and related end-of-life purchases	—	—	2.3
Amortization of identified intangible assets	18.6	11.2	12.4
Stock-based compensation expense	19.7	23.4	15.9
Restructuring and other	5.8	3.3	3.6
Acquisition-related transaction costs	2.2	2.3	1.2
Changes in fair value of contingent consideration	(1.4)	1.5	—
Litigation settlements	0.3	—	—
Imputed net expenses related to the sale of building and land	0.4	—	—
Asset impairment	—	—	0.7
Gain on sale of minority investment in a privately-held company	—	(2.9)	—
Tax effect of non-GAAP net income	(67.4)	(13.2)	(15.8)

Non-GAAP net income	$61.5	$53.1	$27.8

Non-GAAP net income per diluted share	$1.29	$1.12	$0.59

Shares for purposes of computing diluted non-GAAP net income per share	47.7	47.6	47.2

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

Our critical accounting policies and estimates are as follows:

•	revenue recognition;

•	allowances for doubtful accounts,

•	inventory reserves and purchase commitments,

•	warranty reserves,

•	litigation accruals,

•	restructuring reserves,

•	self-insurance reserves;

•	fair value of financial instruments;

•	accounting for stock-based compensation;

•	accounting for income taxes;

•	valuation analyses of goodwill and intangible assets;

•	business combinations; and

•	determination of functional currencies for consolidating international operations.

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

We recognize revenue on the sale of controllers, printers, and ink in accordance with the provisions of SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and when applicable, ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. As such, revenue is generally recognized when persuasive evidence of an arrangement exists, the product has been delivered or services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.

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

•	if title is retained until payment is received, revenue is recognized when title is passed upon receipt of payment;

•	if the sales arrangement is classified as an operating lease, revenue is recognized ratably over the lease term;

•	if the sales arrangement is classified as a sales-type lease, revenue is recognized upon shipment;

•

if the sales arrangement is a fixed price for performance extending over a long period and our right to receive future payment depends on our future performance in accordance with these agreements, revenue is recognized under the percentage of completion method.

We deferred an immaterial amount of revenue during the years ended December 31, 2012, 2011, and 2010 because a portion of the customer payment was contingent upon installation.

We assess whether the fee is fixed or determinable based on the terms of the contract or purchase order. We assess collection based on a number of factors, including past transaction history with the customer, the creditworthiness of the customer, customer concentrations, current economic trends and macroeconomic conditions, changes in customer payment terms, the length of time receivables are past due, and significant one-time events. We may not request collateral from our customers, although down payments are generally required from Industrial Inkjet and Productivity Software customers as a means to ensure payment. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue when collection becomes reasonably assured, which is generally upon receipt of cash.

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

Multiple-Deliverable Arrangements

We adopted Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (ASC 605), and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (ASC 985-605) as of the beginning of fiscal 2011 for new and materially modified transactions originating after January 1, 2011.

ASU 2009-13 eliminated the residual method of allocating revenue in multiple deliverable arrangements. In accordance with ASU 2009-13, we recognize revenue in multiple element arrangements involving tangible products containing software and non-software components that function together to deliver the product’s essential functionality by applying the relative selling price method of allocation. The selling price for each element is determined using vendor-specific objective evidence of the fair value of the selling price (“VSOE”), when available (including post-contract customer support, professional services, hosting, and training), or third party evidence of the selling price (“TPE”) is used. If VSOE or TPE are not available, then the best estimate of the selling price (“BESP”) is used when applying the relative selling price method for each unit of accounting. When the arrangement includes software and non-software elements, revenue is first allocated to the non-software and software elements as a group based on their relative selling price in accordance with ASC 605-25. Thereafter, the relative selling price allocated to the software elements as a group is further allocated to each unit of accounting in accordance with ASC 985-605. We then defer revenue with respect to the relative selling price that was allocated to any undelivered element.

We have calculated BESP for software licenses and non-software deliverables. We considered several different methods of establishing BESP including cost plus a reasonable margin and stand-alone selling price of the same or similar products and, if available, targeted rate of return, list price less discount, and company published list prices to identify the most appropriate representation of the estimated selling price of our products. Due to the wide range of pricing offered to our customers, we determined that selling price of the same or similar products, list price less discount, and company published list prices were not appropriate methods to determine BESP for our products. Cost plus a reasonable margin and targeted rate of return were eliminated due to the difficulty in determining the cost associated with the intangible elements of each product’s cost structure. As a result, management believes that the best estimate of the selling price of an element is based on the median sales price of deliverables sold in stand-alone transactions and/or separately priced deliverables contained in bundled arrangements. Elements sold as stand-alone transactions and in bundled arrangements during the last three months of 2011 and first nine months of 2012 were included in the calculation of BESP.

When historical data is unavailable to calculate and support the determination of BESP on a newly launched or customized product, then BESP of similar products is substituted for revenue allocation purposes. We offer customization for some of our products. Customization does not have a significant impact on the discounting or pricing of our products.

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

Leasing Arrangements

If the sales arrangement is classified as a sales-type lease, then revenue is recognized upon shipment. Leases that are not classified as sales-type leases are accounted for as an operating lease with revenue recognized ratably over the lease term.

A lease is classified as a sales-type lease with revenue recognized upon shipment if the lease is determined to be collectible with no significant uncertainties and if any of the following criteria are satisfied:

•	present value of all minimum lease payments is greater than or equal to 90% of the fair value of the equipment at lease inception,

•	noncancellable lease term is greater than or equal to 75% of the economic life of the equipment,

•	bargain purchase option that allows the lessee to purchase the equipment below fair value, or

•	transfer of ownership to the lessee upon termination of the lease.

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

Revenue on certain fixed price contracts where we provide information technology system development and implementation services is recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using guidance from ASC 605-35, Revenue Recognition—Construction-Type and Production—Type Contracts. These services require that we perform significant, extensive, and complex design, development, modification, or implementation activities of our customers’ systems. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with these agreements.

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

Allowances for doubtful accounts. We establish an allowance for doubtful accounts to ensure that trade receivables are not overstated due to uncollectibility. Our accounts receivable balance was $135.1 million, net of allowance for doubtful accounts and sales returns of $12.9 million, as of December 31, 2012. To ensure that we have established an adequate allowance for doubtful accounts, management analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and macroeconomic conditions, changes in customer payment terms, the length of time receivables are past due, and significant one-time events. We record specific reserves for individual accounts when we become aware of specific customer circumstances, such as bankruptcy filings, deterioration in the customer’s operating results or financial position, or potential unfavorable outcomes from disputes with customers or vendors.

Inventory reserves. Management estimates potential future inventory obsolescence and purchase commitments to evaluate the need for inventory reserves. Current economic trends, changes in customer demand, product design changes, product life and demand, and the acceptance of our products are analyzed to evaluate the adequacy of such reserves. Significant management judgment and estimates must be made in connection with establishing inventory allowances and reserves in any accounting period. Material differences may result in changes in the amount and timing of our net income for any period, if management made different judgments or utilized different estimates. Our inventories were $58.3 million, net of inventory reserves of $15.1 million, as of December 31, 2012.

Warranty reserves. Our Industrial Inkjet printer and Fiery controller products are generally accompanied by a 12-month limited warranty from date of shipment, which covers both parts and labor. In accordance with ASC 450-30, Loss Contingencies, an accrual is established when the warranty liability is estimable and probable based upon historical experience. A provision for estimated future warranty work is recorded in cost of revenue when revenue is recognized.

The warranty liability is reviewed regularly and periodically adjusted to reflect changes in warranty estimates. Significant management judgments and estimates must be made in connection with establishing and updating warranty reserves including estimated potential inventory return rates and replacement or repair costs. Material differences may result in changes in the amount and timing of our income for any period, if management made different judgments or utilized different estimates. Warranty reserves were $10.2 million as of December 31, 2012.

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

The material assumptions used by management to estimate the required litigation accrual include:

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

Self-insurance reserves. We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.4 and $1.6 million as of December 31, 2012 and 2011, respectively, which is not discounted.

Significant management judgment is required to evaluate historical trends, our claims experience, industry claims experience, and related actuarial analyses and estimates. The primary estimates used in the development of our accrual at December 31, 2012 and 2011 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from our historical trends and assumptions.

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

Fair value of financial instruments. We invest our excess cash on deposit with major banks in money market, U.S. Treasury and government-sponsored entity, foreign government, corporate debt, municipal, asset backed securities, and mortgage-backed residential securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in the Consolidated Balance Sheets.

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

We review investments in debt securities for other-than-temporary impairment whenever the fair value is less than the amortized cost and evidence indicates the investment’s carrying amount is not recoverable within a reasonable period of time. We assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost, the seniority and durations of the securities, adverse conditions related to a security, industry, or sector, historical and projected issuer financial performance, credit ratings, issuer specific news, and other available relevant information. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that gross unrealized losses on short-term investments at December 31, 2012 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not be until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

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

Accounting for stock-based compensation. We account for stock-based compensation in accordance with ASC 718, which requires stock-based compensation expense to be recognized based on the fair value of such awards on the date of grant. We amortize stock-based compensation expense on a graded vesting basis over the vesting period, after assessing the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation expense is recognized over the requisite service period for each separately vesting tranche as though the award were, in substance, multiple awards. We apply an estimated forfeiture rate based on historical experience and management assessment to reflect what we believe will be our final stock-based compensation expense. We must use our judgment in determining and applying the assumptions needed for the valuation of employee stock options, RSUs, restricted stock awards (“RSAs”), and issuance of common stock under our ESPP.

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

Accounting for income taxes. Significant management judgment is required to determine our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. We estimate our actual current tax expense, including permanent charges and benefits, and temporary differences resulting from differing treatment of items, such as deferred revenue for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets.

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

In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective positive evidence evaluated was cumulative pre- tax income over the three years ended December 31, 2012. In addition, we considered that loss and credit carryforwards have not expired unused and a majority of our loss and credit carryforwards will not expire prior to 2020. Finally, we have considered that our results from operations have improved each year since 2008.

As a result of this evaluation, we have determined that it is more likely than not that we will realize the benefit related to our deferred tax assets, except for a valuation allowance on foreign tax credits resulting from the 2003 acquisition of Best GmbH and compensation deductions potentially limited by IRC 162(m). The realizability of deferred tax assets could be negatively impacted if sufficient taxable income in the carryforward period is not generated.

Current and noncurrent deferred tax assets, net of current and noncurrent deferred tax liabilities, as of December 31, 2012 were $100.2 million, net of valuation allowance of $2.6 million.

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

Significant management judgment is required in evaluating our uncertain tax positions. Our gross unrecognized benefits are $29.8 million as of December 31, 2012. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. If actual settlements differ from these estimates, or we adjust these estimates in future periods, we may need to recognize additional tax benefits or charges that could materially impact our financial position and results of operations.

As of December 31, 2012, we have permanently reinvested $37.7 million of unremitted foreign earnings. Should these earnings be remitted to the U.S., the tax on these earnings would be $3.3 million.

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

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Data, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2012 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units exceed their carrying values. Industrial Inkjet, Productivity Software, and Fiery fair values are $318, $211, and $194 million, respectively, which exceed carrying value by 74%, 82%, and 106%, respectively.

Significant management judgments are required in order to assess goodwill impairment, including the following:

•	identification of comparable companies to benchmark under the market approach giving due consideration to the following factors:

•	financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar businesses,

•	economic, environmental, and political factors faced by such companies, and

•	companies that are considered to be reasonable investment alternatives.

•	impact of goodwill impairments recognized in prior years, including especially the $104 million impairment recognized in 2008 related to the Industrial Inkjet operating segment,

•	susceptibility of our reporting unit to fair value fluctuations,

•	reporting unit revenue, gross profit, and operating expense growth rates,

•	five-year financial forecasts,

•	discount rate to apply to estimated cash flows,

•	terminal values based on the Gordon growth methodology,

•	appropriate market comparables,

•	estimated multiples of revenue and earnings before interest expense and taxes (“EBIT”) that a willing buyer is likely to pay,

•	estimated control premium a willing buyer is likely to pay, including consideration of the following:

•

the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units

•	weighted average and median control premiums offered in relevant industries,

•	industry specific control premiums, and

•	specific transaction control premiums.

•	significant events or changes in circumstances including the following:

•	significant negative industry or economic trends,

•	significant decline in our stock price for a sustained period,

•	our market capitalization relative to net book value,

•	significant changes in the manner of our use of the acquired assets,

•	significant changes in the strategy for our overall business, and

•	our assessment of growth and profitability in each reporting unit over the coming years.

Given the uncertainty of the economic environment and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2012 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2013 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

We account for business acquisitions as purchase business combinations in accordance with ASC 805. The fundamental requirement of ASC 805 is that the acquisition method of accounting be used for all business combinations. See Note 1—The Company and its Significant Accounting Policies of our Notes to Consolidated Financial Statements for a summary of the requirements of this accounting pronouncement with respect to accounting for business combinations.

Management estimates fair value based on assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows; acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in our product portfolio; and discount rates.

We estimate the fair value of acquisition-related contingent consideration based on the probability of realization of the performance targets. This estimate is based on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of contingent consideration is measured at each reporting period, with any changes in the fair value recognized as a component of general and administrative expense.

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

Acquisition-related costs of $2.2, $2.3, and $1.2 million were expensed during the years ended December 31, 2012, 2011 and 2010, respectively, associated with businesses acquired during the periods reported and anticipated transactions in 2013.

See Note 3—Acquisitions of the Notes to the Consolidated Financial Statements for a description of the business acquisitions completed during the years ended December 31, 2012, 2011, and 2010.

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

Determining functional currencies for the purpose of consolidating our international operations. We have a number of foreign subsidiaries, which together account for approximately 48% of our net revenue, approximately 23% of our total assets, and approximately 31% of our total liabilities as of December 31, 2012. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Brazilian real, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, Indian rupee, British pound sterling, Japanese yen, Brazilian real, and Australian dollar) in foreign countries.

In preparing our consolidated financial statements, we must remeasure and translate balance sheet and income statement amounts into U.S. dollars. Foreign currency assets and liabilities are remeasured from the transaction currency into the functional currency at current exchange rates, except for non-monetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at monthly exchange rates, which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in other income (expense), net. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net, and were a gain (loss) of $0.6, $(1.2), and $(3.4) million for the years ended December 31, 2012, 2011, and 2010, respectively.

For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates, while revenue and expenses are translated using monthly exchange rates, which approximate the average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of OCI, adjusted for deferred income taxes. The cumulative translation adjustment balance at December 31, 2012 was an unrealized gain of $0.1 million.

Based on our assessment of the salient economic indicators discussed in ASC 830-10-55-5, Foreign Currency Matters, we consider the U.S. dollar to be the functional currency for each of our international subsidiaries except for our Brazilian subsidiary, Metrics, for which we consider the Brazilian real to be the subsidiary’s functional currency; our German subsidiaries, EFI GmbH and Alphagraph, for which we consider the Euro to be the subsidiaries’ functional currency; our Japanese subsidiary, Electronics For Imaging Japan KK, for which we consider the Japanese yen to be the subsidiary’s functional currency; our Spanish subsidiary, Cretaprint, for which we consider the Euro to be the subsidiary’s functional currency; our New Zealand subsidiary contains the Prism operations in New Zealand for which we consider the New Zealand dollar to the functional currency; our Australian subsidiary contains the Prism and OPS operations in Australia for which we consider the Australian dollar to the functional currency; our U.K. subsidiaries, Electronics For Imaging United Kingdom Limited, Prism Group Holdings Limited (U.K.), and Technique, for which we consider the British pound sterling to be the subsidiaries’ functional currency; and our subsidiary in the People’s Republic of China, which contains the operations of our Cretaprint sales and support center for which we consider the renminbi to be the functional currency.

Recent Accounting Pronouncements

See Note 1—The Company and Its Significant Accounting Policies of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments increased by $145.8 million to $365.0 million as of December 31, 2012 from $219.2 million as of December 31, 2011. This increase was primarily due to $179.2 million proceeds from the sale of building and land , net of direct transaction costs, cash flows provided by operating activities of $53.4 million, proceeds from ESPP purchases of $6.8 million, proceeds from common stock exercises of $12.2 million, and proceeds from notes receivable of acquired business of $5.2 million, partially offset by $61.6 million acquisition of Technique, OPS, Metrics, FX Colors, and Cretaprint, including the Metrics non-competition agreements, net of cash acquired, earnout payments of $1.6 million, treasury stock purchases of $22.9 million, net settlement of $12.3 million, purchases of property and equipment of $6.1 million, and payment of acquired business debt of $6.9 million.

Cash, cash equivalents, and short-term investments decreased by $10.5 million to $219.2 million as of December 31, 2011 from $229.7 million as of December 31, 2010. This decrease was primarily due to $33.7 million acquisition of Alphagraph, Prism, Entrac, and Streamline, net of cash acquired and accrued payments, Pace and Radius earnout payments of $5.1 million, treasury stock purchases of $40.0 million, net settlement of $5.8 million, and purchases of property and equipment of $9.8 million, partially offset by cash flows provided by operating activities of $72.2 million, proceeds from ESPP purchases of $6.1 million, proceeds from common stock exercises of $2.0 million, and $2.9 million proceeds from sale of minority investment in a privately-held company.

(in thousands)	2012	2011	2010
Cash and cash equivalents	$283,996	$120,058	$126,363
Short-term investments	80,966	99,100	103,300

Total cash, cash equivalents, and short-term investments	$364,962	$219,158	$229,663

Net cash provided by operating activities	$53,354	$72,196	$43,923
Net cash provided by (used for) investing activities	133,115	(40,378)	(27,480)
Net cash provided by (used for) financing activities	(22,741)	(37,636)	3,698
Effect of foreign exchange rate changes on cash and cash equivalents	210	(487)	155

Increase (decrease) in cash and cash equivalents	$163,938	$(6,305)	$20,296

As of December 31, 2012, we have approximately $37.7 million of unremitted earnings, which are not available to meet our operating and working capital requirements as these amounts have been permanently reinvested. Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $83.6 and $69.4 million as of December 31, 2012 and 2011, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital needs, capital expenditure, investment requirements, business acquisitions, stock repurchases, commitments (see Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchase of shares of our common stock, and working capital. At December 31, 2012, cash, cash equivalents, and short-term investments available were $365.0 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Operating Activities

Net cash provided by operating activities was $53.4, $72.2, and $43.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Net cash provided by operating activities in 2012 consists primarily of net income of $83.3 million, non-cash charges and credits of $2.2 million, less the net change in operating asset and liabilities of $32.2 million. Non-

cash charges and credits of $2.2 million consist primarily of $27.0 million in depreciation and amortization, $19.7 million of stock-based compensation expense, provision for inventory obsolescence of $3.2 million, and provision for allowance for bad debts and sales-related allowances of $3.3 million, and $1.8 million of other non-cash credits, charges, and provisions, partially offset by $52.8 million of deferred tax credits primarily related to the sale of building and land. The net change in operating assets and liabilities of $32.2 million consists primarily of increases in inventories, accounts receivable, and other current assets of $29.3, $6.9, and $4.8 million, respectively, decreases in net taxes payable of $0.6 million, partially offset by increases in accounts payable and accrued liabilities of $9.4 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 71, 52, and 54 days at December 31, 2012, 2011, and 2010, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. DSO improved in 2011 due to strong collections.

DSOs increased during the year ended December 31, 2012 primarily due to Cretaprint’s less efficient cash conversion cycle, invoicing of annual Productivity Software maintenance billings, international mix shift, and the product mix shift between Industrial Inkjet and Fiery revenue. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs may trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, they have paid on a more timely basis.

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. We also have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 30 days, which are subject to a servicing obligation.

Trade receivables sold under these facilities were $2.1 and $4.3 million on a recourse and nonrecourse basis, respectively, which approximates the cash received in 2012. We report collections from the sale of trade receivables to third parties as operating cash flows in the Consolidated Statements of Cash Flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimis.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. Our net inventories increased by $13.5 million from $44.8 million in 2011 to $58.3 million in 2012 primarily due to inventories acquired in the Cretaprint acquisition, Industrial Inkjet inventory build to support new product launches in the fourth quarter of 2012 and in anticipation of product launches scheduled for the upcoming quarter, and the mix shift between Industrial Inkjet and Fiery revenue. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. This results in lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories. Inventory turnover declined from 6.2 turns during the quarter ended December 31, 2011 to 5.4 turns during the quarter ended December 31, 2012. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Accounts Payable, Accrued and Other Liabilities, and Net Income Taxes Payable

Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. The change in accounts payable, accrued and other liabilities, and net income taxes payable increased our cash flows provided by operating activities by $8.9, $9.3, and $7.6 million in 2012, 2011, and 2010, respectively. Our working capital, defined as current assets minus current liabilities, was $264.0 and $244.8 million at December 31, 2012 and 2011, respectively.

Investing Activities

	2012	2011	2010
Purchases of short-term investments	$(64,528)	$(99,155)	$(111,619)
Proceeds from sales and maturities of short-term investments	80,992	101,716	105,603
Purchases, net of proceeds from sales, of property and equipment	(6,147)	(9,828)	(5,016)
Proceeds from sale of minority investment in a privately held company	—	2,866	—
Proceeds from sale of building and land, net of direct transaction costs	179,173	—	—
Businesses purchased, net of cash acquired, and post-acquisition non-competition agreements	(61,591)	(36,690)	(16,448)
Proceeds from notes receivable of acquired businesses	5,216	713	—

Net cash provided by (used for) investing activities	$133,115	$(40,378)	$(27,480)

Acquisitions

Technique, OPS, Metrics, FX Colors, and Cretaprint were acquired in 2012 for $60.6 million in cash, net of cash acquired, including $0.6 million related to the Metrics post-acquisition non-competition agreements, plus additional future cash earnouts contingent on achieving certain performance targets, FX Colors milestones, and Cretaprint executive retention.

Alphagraph, Prism, Entrac, and Streamline were acquired in 2011 for $33.7 million in cash, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets and accrued Streamline working capital payments. The accrued working capital payment of $0.4 million was paid during 2012.

Radius was acquired in 2010 for $14.1 million, net of cash acquired, plus an additional cash earnout, which was contingent on achieving certain performance targets.

Earnout payments of $0.6, $2.9, and $2.4 million were made during the years ended December 31, 2012, 2011, and 2010, respectively, relating to previously accrued Pace Systems Group, Inc. (“Pace”) contingent consideration liabilities. Pace was acquired prior to the effective date of ASC 805; consequently, related earnout payments are classified as investing activities.

Property and Equipment

Our net property and equipment purchases totaled $6.1, $9.8, and $5.0 million in 2012, 2011, and 2010, respectively. Our property and equipment additions have historically been funded from operating activities. We anticipate that we will continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and are dependent on a number of factors including our hiring of employees, the rate of change in computer hardware and software used in our business, our business outlook, and decisions to further invest or expand business sites.

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for cash proceeds of $179.2 million, net of direct transaction costs paid in 2012. Direct transaction costs consist primarily of documentary transfer and title costs, legal fees, and other expenses. We will continue to use the facility for up to one year for which rent is not required to be paid. This constitutes a form of continuing involvement that prevents gain recognition. Until we vacate the building, the proceeds from the sale are accounted for as deferred proceeds from property transaction on our Consolidated Balance Sheet, which is currently $180.2 million, including imputed interest costs.

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $16.5 and $2.6 million in 2012 and 2011, respectively. Purchases of marketable securities, net of proceeds and maturities, were $6.0 million in 2010. The proceeds from the sale of building and land have been invested in money market funds at December 31, 2012.

We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are considered to be strategic to us. Each of these investments had been fully impaired in prior years. In 2011, we sold one of these investments, which we no longer considered to be strategic, and received the proceeds from the sale of $2.9 million.

Restricted Cash and Investments

We are required to maintain restricted cash of $0.6 million as of December 31, 2012 related to customer agreements that were obtained with the Alphagraph and Cretaprint acquisitions. The current portion of $0.3 million represents the portion of the restriction that will be released within twelve months and is included in other current assets. The noncurrent portion of $0.3 million is included in other assets.

As of December 31, 2011, we were subject to a synthetic lease (“Lease”) covering our Foster City office facility located at 303 Velocity Way, Foster City, California. The Lease included an option to purchase the facility during or at the end of the lease term for the amount that the lessor paid for the facility ($56.9 million). The funds pledged under the Lease were in LIBOR-based interest bearing accounts, which were restricted as to withdrawal at all times. We exercised our purchase option in the fourth quarter of 2012 with respect to the Lease in connection with the sale of the land and building to Gilead. We will continue to use the facility for up to one year for which rent is not required to be paid. This constitutes a form of continuing involvement that prevents gain recognition. Until we vacate the building, the proceeds from the sale are accounted for as deferred proceeds from property transaction on our Consolidated Balance Sheet, which is currently $180.2 million, including imputed interest costs. The $56.9 million of previously pledged funds are classified as land, buildings, and improvements within property and equipment, net, in the Consolidated Balance Sheet as of December 31, 2012.

Financing Activities

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and for ESPP shares. We received proceeds from the exercise of stock options of $12.2, $1.9, and $1.0 million and employee purchases of ESPP shares of

$6.8, $6.1, and $5.7 million in 2012, 2011, and 2010, respectively. The recent increase in stock option exercise proceeds primarily relates to the retirement of a senior executive. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, and general market conditions. We anticipate that cash provided from the exercise of stock options may decline over time as we shift to issuance of RSUs, rather than stock options.

The primary use of funds for financing activities in 2012, 2011, and 2010 was $35.2, $45.8, and $3.6 million, respectively, of cash used to repurchase outstanding shares of our common stock including cash used for net settlement of the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and employee common stock related tax liabilities. In February and August 2011, our board of directors authorized a total of $60 million for the repurchase of our outstanding common stock. We repurchased 2.5 million shares for an aggregate purchase price of $40 million during the year ended December 31, 2011. On August 31, 2012, our board of directors cancelled the $20 million remaining for repurchase under the 2011 authorizations and approved a new authorization to repurchase $100 million of outstanding common stock. This authorization expires in February 2014. Under this publicly announced plan, we repurchased a total of 1.3 million shares for an aggregate purchase price of $22.9 million during the year ended December 31, 2012.

See Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for further discussion of our common stock repurchase programs.

Earnout payments made in 2012 related to previously accrued FX Colors, Streamline, and Radius contingent consideration liabilities of $0.1, $0.6, and $0.3 million, respectively. The difference between the $2.1 million Radius earnout liability and the amount paid represents a disputed escrow retention. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the acquisition date was $1.5 million and will be reflected as cash used for operating activities in the Condensed Consolidated Statement of Cash Flows once the escrow dispute is resolved.

Earnout payments made in 2011 related to previously accrued Radius contingent consideration liabilities of $2.1 million. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the acquisition date was $0.4 million and were reflected as cash used for operating activities in the Condensed Consolidated Statement of Cash Flows.

Other Commitments

Our Industrial Inkjet inventories consist of raw materials and finished goods, print heads, frames, digital UV ink, and other components in support of our internal manufacturing operations and solvent ink, which is purchased from third party contract manufacturers responsible for manufacturing our solvent ink. Our Fiery inventory consists primarily of raw materials and finished goods, memory subsystems, processors, and ASICs, which are sold to third party contract manufacturers responsible for manufacturing our products. Should we decide to purchase components and manufacture Fiery controllers internally, or should it become necessary for us to purchase and sell components other than processors, ASICs, or memory subsystems to our contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventories we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supplies were reduced or not available.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as liabilities at December 31, 2012, with the exception of acquisition-related contingent consideration liabilities.

	Payments due by period
(in thousands)	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years
Operating lease obligations	$14,061	$5,206	$5,602	$1,766	$1,487
Contingent consideration liabilities(1)	38,050	21,286	16,764	—	—
Purchase obligations(2)	28,129	28,129	—	—	—

Total(2)	$80,240	$54,621	$22,366	$1,766	$1,487

(1)

Represents the fair value of acquisition-related contingent consideration liabilities. The current fair value is reflected in our Consolidated Balance Sheets under the caption “accrued and other liabilities” and represents the fair value of the contingent consideration liabilities that are payable within one year. The noncurrent fair value is reflected in our Consolidated Balance Sheets under the caption “noncurrent contingent and other liabilities” and represents the fair value of the contingent consideration liabilities that are payable beyond one year.

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

The above table does not reflect unrecognized tax benefits of $29.8 million, the timing of which is uncertain. See Note 11—Income Taxes of the Notes to the Consolidated Financial Statements for additional discussion of unrecognized tax benefits.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

As of December 31, 2011, we were a party to the Lease covering our Foster City facility located at 303 Velocity Way, Foster City, California. The Lease provided a cost effective means of providing adequate office space for our corporate offices and was scheduled to expire by its terms in July 2014. The Lease included an option allowing us to purchase the facility for the amount paid by the lessor for the facility. The $56.9 million pledged under the Lease was in LIBOR-based interest bearing accounts as of December 31, 2011 and was restricted from withdrawal at all times.

On November 1, 2012, we sold the 294,000 square foot 303 Velocity Way building, along with approximately four acres of land and certain other assets related to the property, for $179.6 million. We exercised our purchase option with respect to the Lease in connection with the sale of the building and land and terminated the corresponding Lease. We will continue to use the facility for up to one year for which rent is not required to be paid. This constitutes a form of continuing involvement that prevents gain recognition. Until we vacate the building, the proceeds from the sale will be accounted for as deferred proceeds from property transaction on our Consolidated Balance Sheet, which is currently $180.2 million, including imputed interest costs. The $56.9 million of previously pledged funds are classified as land, buildings, and improvements within property and equipment, net, in the Consolidated Balance Sheet as of December 31, 2012.

We were in compliance with all financial and merger-related lease covenants prior to the termination of the Lease. We had guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the Lease. We were required to maintain a minimum net worth and tangible net worth as of the end of each quarter as well as certain additional covenants regarding mergers. We were liable to the lessor for the financed amount of the buildings if we defaulted on our covenants. We assessed our exposure relating to the first loss guarantee under the Lease and determined there was no deficiency to the guaranteed value. Prior to the termination of the Lease, we were treated as the owner of the building for federal income tax purposes. In conjunction with the Lease, we had been leasing the land on which the building is located to the lessor of the building. This separate ground lease was for approximately 30 years, but was terminated in conjunction with the completion of the sale of the building and land to Gilead.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

The following discussion of our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.7 million at December 31, 2012. We had not entered into hedges against any other currency exposures as of December 31, 2012, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future. See Financial Risk Management below for a discussion of European market risk.

Interest Rate Risk

Marketable Securities

We maintain an investment portfolio of short-term fixed income debt securities of various holdings, types, and maturities. These short-term investments are generally classified as available–for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains and losses reported as a separate component of OCI. We attempt to limit our exposure to interest rate risk by investing in securities with maturities of less than three years; however, we may be unable to successfully limit our risk to interest rate fluctuations. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.

Hypothetical changes in the fair values of the financial instruments held by us at December 31, 2012 that are sensitive to changes in interest rates are presented in the table below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities assuming an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities assuming an interest rate increase of 100 basis points
$87,581	$86,939	$85,895

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Brazilian real, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies world-wide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.7 million at December 31, 2012. We had not entered into hedges against any other currency exposures as of December 31, 2012, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented in the table below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the year ended December 31, 2012 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$653,686	$652,137	$650,588

Income from operations	$34,111	$33,886	$33,661

Financial Risk Management

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our exposures are related to non-U.S. dollar denominated sales in Europe, Japan, the U.K., Latin America, Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., Brazil, and Australia. We hedge our operating expense exposure in Indian rupees. As of

December 31, 2012, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

We maintain investment portfolio holdings of various issuers, types, and maturities. We typically utilize money market, U.S. Treasury and government-sponsored entity, foreign government, corporate debt, municipal, asset-backed, and mortgage-backed residential securities. These short-term investments are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of OCI. These securities are not leveraged and are held for purposes other than trading.

SEC Division of Corporation Finance Disclosure Guidance Topic 4 (“Guidance Topic 4”), European Sovereign Debt, encourages registrants to discuss their exposure to the uncertainty in the European economy. Specifically, registrants are asked to disclose their European debt by counterparty (i.e., sovereign and non-sovereign) and by country. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $38.1 million, which represents 23% of our money market funds and corporate debt securities at December 31, 2012. Our European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Germany, Netherlands, Switzerland, Denmark, Luxembourg, Norway, France, Belgium, and the U.K. However, approximately $1.7 million, or 5% of our European investments, consists of money market funds with two banks in the southern European country of Spain. We believe that we do not have significant exposure with respect to our corporate debt investments in Europe. Our money market investments meet the definition of cash equivalents at December 31, 2012.

Since Europe represents a significant portion of our revenue and cash flow, Guidance Topic 4 encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 25% of our receivables are with European customers as of December 31, 2012. Of this amount, 34% of our European receivables (8% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Italy, and Portugal), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electronics For Imaging, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Electronics For Imaging, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Creta Print S.L. (“Cretaprint”), FXcolors (“FX Colors”), Metrics Sistemas de Informação, Serviços e Comércio Ltda. and Metrics Sistemas de Informação e Serviço Ltda. (collectively, “Metrics”), Online Print Marketing Ltd. and DataCreation Pty Ltd. together doing business as Online Print Solutions (“OPS”), and Technique, Inc. and Technique Business Systems Limited (collectively, “Technique”) from its assessment of internal control over financial reporting as of December 31, 2012 because they were acquired by the Company in purchase business combinations during 2012. We have also excluded Cretaprint, FX Colors, Metrics, OPS, and Technique from our audit of internal control over financial reporting. Cretaprint, FX Colors, Metrics, OPS, and Technique are wholly-owned by the Company with total assets and total revenue representing 10.7% and 11.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/S/    PRICEWATERHOUSE COOPERS LLP

San Jose, California

February 19, 2013

Electronics For Imaging, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$283,996	$120,058
Short-term investments, available for sale	80,966	99,100
Accounts receivable, net of allowances of $12.9 and $12.0 million, respectively	135,110	91,923
Inventories	58,343	44,788
Income taxes receivable and deferred tax assets	54,034	8,787
Other current assets	20,843	12,005

Total current assets	633,292	376,661
Property and equipment, net	86,582	30,096
Restricted investments	—	56,850
Goodwill	218,269	164,323
Intangible assets, net	80,244	55,992
Deferred tax assets	52,587	53,675
Other assets	2,810	2,137

Total assets	$1,073,784	$739,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,446	$46,965
Deferred proceeds from property transaction	180,216	—
Accrued and other liabilities	77,831	56,236
Deferred revenue	40,229	26,053
Income taxes payable and deferred tax liabilities	7,562	2,583

Total current liabilities	369,284	131,837
Noncurrent contingent and other liabilities	17,742	3,427
Deferred tax liabilities	6,210	4,090
Noncurrent income taxes payable	29,755	35,597

Total liabilities	422,991	174,951

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 79,193 and 76,565 shares issued, respectively	792	766
Additional paid-in capital	764,870	725,801
Treasury stock, at cost, 33,045 and 30,964 shares, respectively	(569,576)	(534,400)
Accumulated other comprehensive income	269	1,447
Retained earnings	454,438	371,169

Total stockholders’ equity	650,793	564,783

Total liabilities and stockholders’ equity	$1,073,784	$739,734

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Revenue	$652,137	$591,556	$504,007
Cost of revenue(1)	297,316	260,573	236,322

Gross profit	354,821	330,983	267,685

Operating expenses:
Research and development(1)	120,298	115,901	105,769
Sales and marketing(1)	125,513	119,487	107,322
General and administrative(1)	50,727	53,756	38,185
Amortization of identified intangibles	18,594	11,248	12,385
Restructuring and other (Note 14)	5,803	3,258	3,615
Asset impairment	—	—	685

Total operating expenses	320,935	303,650	267,961

Income (loss) from operations	33,886	27,333	(276)
Interest and other income (expense), net:	1,137	3,087	(1,354)

Income (loss) before income taxes	35,023	30,420	(1,630)
Benefit from (provision for) income taxes	48,246	(2,955)	9,117

Net income	$83,269	$27,465	$7,487

Net income per basic common share	$1.79	$0.59	$0.16

Net income per diluted common share	$1.74	$0.58	$0.16

Shares used in basic per-share calculation	46,453	46,234	45,387

Shares used in diluted per-share calculation	47,734	47,579	47,152

(1) Includes stock-based compensation expense as follows:

	2012	2011	2010
Cost of revenue	$1,193	$1,664	$984
Research and development	5,719	5,724	4,114
Sales and marketing	3,320	4,133	3,695
General and administrative	9,489	11,848	7,132

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)	For the years ended December 31,
	2012	2011	2010
Net income	$83,269	$27,465	$7,487
Net unrealized investment gains (losses):
Unrealized holding gains, net of tax provisions of $0.1, $0, and $0.2 million for the years ended December 31, 2012, 2011, and 2010, respectively	$198	$39	$257
Reclassification adjustment for losses included in net income, net of tax benefits of $0.1, $0.1, and $0.2 million for the years ended December 31, 2012, 2011, and 2010, respectively	(100)	(187)	(357)

Net unrealized investment gains (losses)	98	(148)	(100)
Currency translation adjustments, net of tax benefits of $0.6, $0.1, and $0 million for the years ended December 31, 2012, 2011, and 2010, respectively	(1,304)	(1,292)	727
Other	28	(68)	(18)

Comprehensive income	$82,091	$25,957	$8,096

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Treasury stock		Other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

(in thousands)	Shares	Amount		Shares	Amount
Balances as of December 31, 2009	72,276	$723	$668,723	(27,788)	$(485,618)	$2,346	$336,252	$522,426

Comprehensive income, net of tax						609	7,487	8,096
Exercise of common stock options	86	1	1,021					1,022
Restricted stock vested	1,344	13	(13)					—
Stock-based compensation			15,925					15,925
Stock repurchases				(243)	(2,941)			(2,941)
Stock issued pursuant to ESPP	750	8	5,653					5,661
Tax benefit related to stock plans			1,595					1,595
Other							(35)	(35)

Balances as of December 31, 2010	74,456	$745	$692,904	(28,031)	$(488,559)	$2,955	$343,704	$551,749

Comprehensive income (loss), net of tax						(1,508)	27,465	25,957
Exercise of common stock options	146	2	1,986					1,988
Restricted stock vested	1,317	13	(13)					—
Stock-based compensation			23,369					23,369
Stock repurchases				(2,933)	(45,841)			(45,841)
Stock issued pursuant to ESPP	646	6	6,129					6,135
Tax benefit from employee stock plans			1,426					1,426

Balances as of December 31, 2011	76,565	$766	$725,801	(30,964)	$(534,400)	$1,447	$371,169	$564,783

Comprehensive income (loss), net of tax						(1,178)	83,269	82,091
Exercise of common stock options	785	8	12,193					12,201
Restricted stock vested	1,291	13	(13)					—
Stock-based compensation			19,721					19,721
Stock repurchases				(2,081)	(35,176)			(35,176)
Stock issued pursuant to ESPP	552	5	6,752					6,757
Tax benefit from employee stock plans			417					417

Balances as of December 31, 2012	79,193	$792	$764,871	(33,045)	$(569,576)	$269	$454,438	$650,794

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$83,269	$27,465	$7,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,032	18,765	20,943
Deferred taxes	(52,821)	(2,691)	(4,190)
Tax benefit from employee stock plans	417	1,426	—
Excess tax benefit from stock-based compensation	(1,360)	(2,038)	(573)
Provision for allowance for bad debts and sales-related allowances	3,250	2,010	2,525
Provision for inventory obsolescence	3,231	6,991	5,833
Stock-based compensation	19,721	23,369	15,925
Non-cash asset impairment and restructuring	—	55	685
Non-cash acquisition-related compensation costs	907	—	—
Gain on sale of minority investment in a privately held company	—	(2,866)	—
Other non-cash charges and credits	1,870	1,371	734
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(29,325)	(3,386)	(5,718)
Inventories	(6,853)	(6,550)	(5,329)
Other current assets	(4,840)	(1,047)	(2,083)
Accounts payable and accrued liabilities	9,464	2,529	16,836
Income taxes payable and receivable, net	(608)	6,793	(9,152)

Net cash provided by operating activities	53,354	72,196	43,923

Cash flows from investing activities:
Purchases of short-term investments	(64,528)	(99,155)	(111,619)
Proceeds from sales and maturities of short-term investments	80,992	101,716	105,603
Purchases, net of proceeds from sales, of property and equipment	(6,147)	(9,828)	(5,016)
Proceeds from sale of building and land, net of direct transaction costs	179,173	—	—
Businesses purchased, net of cash acquired, and post-acquisition non-competition agreements	(61,591)	(36,690)	(16,448)
Proceeds from sale of minority investment in a privately held company	—	2,866	—
Proceeds from notes receivable of acquired businesses	5,216	713	—

Net cash provided by (used for) investing activities	133,115	(40,378)	(27,480)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,958	8,123	6,682
Purchases of treasury stock and net share settlements	(35,176)	(45,841)	(3,557)
Repayment of debt assumed through business acquisitions	(6,914)	(210)	—
Contingent consideration related to businesses acquired	(969)	(1,746)	—
Excess tax benefit from stock-based compensation	1,360	2,038	573

Net cash provided by (used for) financing activities	(22,741)	(37,636)	3,698

Effect of foreign exchange rate changes on cash and cash equivalents	210	(487)	155

Increase (decrease) in cash and cash equivalents	163,938	(6,305)	20,296
Cash and cash equivalents at beginning of year	120,058	126,363	106,067

Cash and cash equivalents at end of year	$283,996	$120,058	$126,363

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements

Note 1: The Company and Its Significant Accounting Policies

The Company

We are a world leader in customer-centric digital printing innovation focused on the transformation of the printing, packaging, and decorative industries from the use of traditional analog based presses to digital on-demand printing.

Our products include industrial super-wide and wide format, label and packaging, and ceramic tile decoration digital inkjet printers that utilize our digital ink; print production workflow, web-to-print, cross-media marketing, and business process automation solutions; and color digital print controllers creating an on-demand digital printing ecosystem. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our digital industrial inkjet printers. Our inks include digital ultra-violet (“UV”) ink, of which we are the largest world-wide manufacturer, and textile dye sublimation ink. Our product portfolio includes inkjet products (“Industrial Inkjet”) including VUTEk super-wide and EFI wide format industrial digital inkjet printers, Jetrion label and packaging digital inkjet printing systems, ink for each of these printers, and Cretaprint digital inkjet printers for ceramic tile decoration; print production workflow, web-to-print, cross-media marketing, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing industry; and Fiery digital controllers, digital print servers, and DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of EFI and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

During 2012, we corrected our accounting for acquisition-related contingent consideration in the Consolidated Statement of Cash Flows, which affected the year ended December 31, 2011. We concluded the impact was immaterial to the current and prior periods. We have revised the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2011 and will also revise our historical financial statements in future filings. For the year ended December 31, 2011, the correction resulted in a decrease of $1.7 million in cash used for investing activities and a corresponding increase in cash used for financing activities. The correction had no impact on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the periods presented.

Use of Estimates

The preparation of the consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, comprehensive income, cash flows, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, bad debts, inventories and purchase commitments, warranty obligations, litigation, restructuring activities, self-insurance, fair value of financial instruments, stock-based compensation, income taxes, valuation of goodwill and intangible assets, business combinations, and contingencies on an ongoing basis. Estimates are based on historical and current experience, the impact of the current economic environment, and various other assumptions believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Cash, Cash Equivalents, and Short-term Investments

We invest our excess cash on deposit with major banks in money market, U.S. Treasury and government-sponsored entity, foreign government, corporate debt, municipal, asset-backed, and mortgage-backed residential securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in the Consolidated Balance Sheets.

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

We review investments in debt securities for other-than-temporary impairment whenever the fair value is less than the amortized cost and evidence indicates the investment’s carrying amount is not recoverable within a reasonable period of time. We assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost; the seniority and durations of the securities; adverse conditions related to a security, industry, or sector; historical and projected issuer financial performance, credit ratings, issuer specific news; and other available relevant information. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

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

Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the years ended December 31, 2012, 2011, and 2010. We have determined that gross unrealized losses on short-term investments at December 31, 2012 and 2011 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not be until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

Restricted Cash

We are required to maintain restricted cash of $0.6 million as of December 31, 2012 related to customer agreements that were obtained with the Alphagraph and Cretaprint acquisitions. The current portion of $0.3 million represents the portion of the restriction that will be released within twelve months and is included in other current assets. The noncurrent portion of $0.3 million is included in other assets.

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

•	if title is retained until payment is received, revenue is recognized when title is passed upon receipt of payment;

•	if the sales arrangement is classified as an operating lease, revenue is recognized ratably over the lease term;

•	if the sales arrangement is classified as a sales-type lease, revenue is recognized upon shipment;

•

if the sales arrangement is a fixed price for performance extending over a long period and our right to receive future payment depends on our future performance in accordance with these agreements, revenue is recognized under the percentage of completion method.

We deferred an immaterial amount of revenue during the years ended December 31, 2012, 2011, and 2010 because a portion of the customer payment was contingent upon installation.

We assess whether the fee is fixed or determinable based on the terms of the contract or purchase order. We assess collectibility based on a number of factors, including past transaction history with the customer, the

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

creditworthiness of the customer, customer concentrations, current economic trends and macroeconomic conditions, changes in customer payment terms, the length of time receivables are past due, and significant one-time events. We may not request collateral from our customers, although down payments are generally required from Industrial Inkjet and Productivity Software customers as a means to ensure payment. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue when collection becomes reasonably assured, which is generally upon receipt of cash.

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

Multiple-Deliverable Arrangements

We adopted ASU 2009-13 and ASU 2009-14 as of the beginning of fiscal 2011 for new and materially modified transactions originating after January 1, 2011.

ASU 2009-13 eliminated the residual method of allocating revenue in multiple deliverable arrangements. In accordance with ASU 2009-13, we recognize revenue in multiple element arrangements involving tangible products containing software and non-software components that function together to deliver the product’s essential functionality by applying the relative selling price method of allocation. The selling price for each element is determined using VSOE, when available (including post-contract customer support, professional services, hosting, and training), or TPE is used. If VSOE or TPE are not available, then the BESP is used when applying the relative selling price method for each unit of accounting. When the arrangement includes software and non-software elements, revenue is first allocated to the non-software and software elements as a group based on their relative selling price in accordance with ASC 605-25. Thereafter, the relative selling price allocated to the software elements as a group is further allocated to each unit of accounting in accordance with ASC 985-605. We then defer revenue with respect to the relative selling price that was allocated to any undelivered element.

We have calculated BESP for software licenses and non-software deliverables. We considered several different methods of establishing BESP including cost plus a reasonable margin and stand-alone selling price of the same or similar products and, if available, targeted rate of return, list price less discount, and company published list prices to identify the most appropriate representation of the estimated selling price of our products. Due to the

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

wide range of pricing offered to our customers, we determined that selling price of the same or similar products, list price less discount, and company published list prices were not appropriate methods to determine BESP for our products. Cost plus a reasonable margin and targeted rate of return were eliminated due to the difficulty in determining the cost associated with the intangible elements of each product’s cost structure. As a result, management believes that the best estimate of the selling price of an element is based on the median sales price of deliverables sold in stand-alone transactions and/or separately priced deliverables contained in bundled arrangements. Elements sold as stand-alone transactions and in bundled arrangements during the last three months of 2011 and first nine months of 2012 were included in the calculation of BESP.

When historical data is unavailable to calculate and support the determination of BESP on a newly launched or customized product, then BESP of similar products is substituted for revenue allocation purposes. We offer customization for some of our products. Customization does not have a significant impact on the discounting or pricing of our products.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Leasing Arrangements

If the sales arrangement is classified as a sales-type lease, then revenue is recognized upon shipment. Leases that are not classified as sales-type leases are accounted for as an operating lease with revenue recognized ratably over the lease term.

A lease is classified as a sales-type lease with revenue recognized upon shipment if the lease is determined to be collectible with no significant uncertainties and if any of the following criteria are satisfied:

•	present value of all minimum lease payments is greater than or equal to 90% of the fair value of the equipment at lease inception,

•	noncancellable lease term is greater than or equal to 75% of the economic life of the equipment,

•	bargain purchase option that allows the lessee to purchase the equipment below fair value, or

•	transfer of ownership to the lessee upon termination of the lease.

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

The percentage of completion method involves recognizing probable and reasonably estimable revenue using the percentage of services completed based on the current cumulative cost as a percentage of the estimated total cost, using a reasonably consistent profit margin over the period. Due to the long-term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity, or other factors used in developing the estimates of costs or revenue, we revise our cost and revenue estimates, which may result in increases or decreases in revenue and costs. Such revisions are reflected in net income in the period in which the facts that give rise to that revision become known.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred Revenue and Related Deferred Costs

Deferred revenue represents amounts received in advance for product support contracts, software customer support contracts, consulting and integration projects, or product sales. Product support contracts include standalone product support packages, routine maintenance service contracts, and upgrades or extensions to standard product warranties. We defer these amounts when we invoice the customer and then generally recognize revenue either ratably over the support contract life, upon performing the related services, in accordance with the percentage of completion method, or in accordance with our revenue recognition policy. Deferred cost of revenue related to unrecognized revenue on shipments to customers was $2.2 and $2.1 million as of December 31, 2012 and 2011, respectively, and is included in other current assets in our Consolidated Balance Sheets.

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

We perform ongoing credit evaluations of the financial condition of our printer manufacturer, third-party distributor, reseller, and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. The need to write off a receivable balance depends on the age, size, and determination of collectibility of the receivable. Balances are written off when we deem it probable that the receivable will not be recovered.

We make provisions for sales rebates and revenue adjustments based on analysis of current sales programs and revenue in accordance with our revenue recognition policy.

Financing Receivables

ASU 2010-20, which amended ASC 310, Receivables, requires increased disclosures regarding the credit quality of our financing receivables and allowance for credit losses. ASU 2010-20 further requires disclosure of credit quality indicators, past due information, and modifications of our financing receivables. Our financing receivables total $2.3 million consisting of $0.9 million of sales-type lease receivables at December 31, 2012 and $1.4 and $0.3 million of trade receivables having a contractual maturity in excess of one year at December 31, 2012 and 2011, respectively. Because we do not have a significant amount of financing receivables, credit quality is evaluated on the same basis as trade receivables. We have not experienced material amounts of past due financing receivables.

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

Our Fiery products, which constitute approximately 35% of our revenue, are primarily sold to a limited number of leading printer manufacturers. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on these significant printer manufacturer / distributors to design,

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

develop, and integrate Fiery technology into their print engines. We expect that we will continue to depend on a relatively small number of leading printer manufacturers for a significant portion of our revenue, although their significance is expected to decline in future periods as our revenue increases from Industrial Inkjet and Productivity Software products. We generally have experienced longer accounts receivable collection cycles in our Industrial Inkjet and Productivity Software operating segments compared to our Fiery operating segment as, historically, the leading printer manufacturers have paid on a more timely basis. Down payments are generally required from Industrial Inkjet and Productivity Software customers as a means to ensure payment.

Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 25% of our receivables are with European customers as of December 31, 2012. Of this amount, 34% of our European receivables (8% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Italy, and Portugal), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe.

We rely on certain sole-source suppliers for key components of our products. We conduct our business with our component suppliers solely on a purchase order basis. Any disruption in the supply of key components would result in our inability to manufacture our products.

We subcontract the manufacture of our Fiery controllers, certain Industrial Inkjet subassemblies, and solvent ink. We rely on the ability of our subcontractors to manufacture the products sold to our customers. A high concentration of our Fiery products is manufactured at one subcontractor location. If the subcontractor lost production capabilities at this facility, we would experience delays in delivering product to our customers. We do not maintain long-term agreements with our subcontractors, which could lead to an inability of our subcontractors to fill our orders.

Many of our current Fiery and Productivity Software products include software that we license from Adobe. To obtain licenses from Adobe, Adobe requires that we obtain quality assurance approvals from them for our products that use Adobe software. Although to date we have successfully obtained such quality assurance approvals from Adobe, we cannot be certain Adobe will grant us such approvals in the future. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to manufacture products that incorporate Adobe PostScript® or other Adobe software.

Accounts Receivable Sales Arrangements

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. We also have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 30 days, which are subject to a servicing obligation.

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. The recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. Both liabilities were determined to not be material at December 31, 2012.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Trade receivables sold under these facilities were $2.1 and $4.3 million on a recourse and nonrecourse basis, respectively, which approximates the cash received. We report collections from the sale of trade receivables to third parties as operating cash flows in the Consolidated Statements of Cash Flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimis.

Inventories

Inventories are stated at standard cost, which approximates the lower of actual cost using the first-in, first-out cost flow assumption, or market. We periodically review our inventories for potential slow-moving or obsolete items and write down specific items to net realizable value as appropriate. Work-in-process inventories consist of our product at various levels of assembly and include materials, labor, and manufacturing overhead. Finished goods inventory represents completed products awaiting shipment.

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

Property and Equipment, Net

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated life for desktop and laptop computers is two years, furniture has an estimated life of seven years, software is amortized over three to five years, manufacturing and other equipment has an estimated life of three years, research and development equipment with alternative future uses has an estimated life of two years, and buildings have an estimated life of forty years. All other assets are typically considered to have lives of two to ten years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the lease term, if shorter. Land improvements, such as parking lots and sidewalks, are amortized using the straight-line method over the estimated useful lives of the improvements.

When assets are disposed, we remove the asset and accumulated depreciation from our records and recognize the related gain or loss in our results of operations. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in other income (expense), net.

Depreciation expense was $8.4, $7.4, and $8.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred.

Internal Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, software development costs, including costs incurred to purchase third party software, are capitalized when we determine that certain factors are present, including among others, that technology exists to achieve the performance requirements. The accumulation of software costs to be capitalized ceases when the software is substantially developed and is ready for its intended use. It is amortized over an estimated useful life of three years using the straight-line method.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Restricted Investments

As of December 31, 2011, we were a party to the Lease covering our Foster City office facility located at 303 Velocity Way, Foster City, California. The Lease included an option allowing us to purchase the facility during or at the end of the lease term for the amount that the lessor paid for the facility ($56.9 million). The funds pledged under the Lease were in LIBOR-based interest bearing accounts, which were restricted as to withdrawal at all times.

On November 1, 2012, we sold the 294,000 square foot 303 Velocity Way building, along with approximately four acres of land and certain other assets related to the property, for $179.6 million. We exercised our purchase option with respect to the Lease in connection with the sale of the building and land and terminated the corresponding Lease. We will continue to use the facility for up to one year for which rent is not required to be paid. This constitutes a form of continuing involvement that prevents gain recognition. Until we vacate the building, the proceeds from the sale will be accounted for as deferred proceeds from property transaction on our Consolidated Balance Sheet, which is currently $180.2 million, including imputed interest costs. The $56.9 million of previously pledged funds are classified as land, buildings, and improvements within property and equipment, net, in the Consolidated Balance Sheet as of December 31, 2012.

Goodwill

We perform our annual goodwill impairment analysis in the fourth quarter of each year. ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, provides that a simplified analysis of goodwill impairment may be performed consisting of a qualitative assessment to determine whether further impairment testing is necessary. Due to the significant additions to goodwill resulting from the business combinations completed during 2012 and 2011, we determined that the quantitative analysis should be performed.

According to the provisions of ASC 350-20-35, a two-step impairment test of goodwill is required. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded equal to the difference.

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Data, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2012 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units exceed their carrying values. Industrial Inkjet, Productivity Software, and Fiery fair values are $318, $211, and $194 million, respectively, which exceed carrying value by 74%, 82%, and 106%, respectively.

Please see Note 5—Goodwill and Long-Lived Intangible Assets of the Notes to Consolidated Financial Statements.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Long-lived Assets, including Intangible Assets

We evaluate potential impairment with respect to long-lived assets whenever events or changes in circumstances indicate their carrying amount may not be recoverable. We recognized long-lived asset impairment charges of $0.7 million for the year ended December 31, 2010, consisting primarily of assets impaired related to an Industrial Inkjet facility closure and the impairment of the remaining book value of our equity method investees. No asset impairment charges were recognized during the years ended December 31, 2012 and 2011.

Intangible assets are evaluated for impairment based on their estimated future undiscounted cash flows. Based on this analysis, no impairment of intangible assets, excluding goodwill, was recognized in 2012, 2011, or 2010.

Intangible assets acquired to date are being amortized on a straight-line basis over periods ranging from 2 to 18 years. No changes have been made to the useful lives of amortizable identifiable intangible assets in 2012, 2011, or 2010. Intangible amortization expense was $18.6, $11.2, and $12.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

The process of assessing whether a particular equity or debt investment’s fair value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for these securities. In making this judgment, we carefully consider the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This quarterly analysis is based primarily on information that we request and receive from these privately-held companies. Although we evaluate all of our privately-held equity and debt investments for impairment based on this criteria, each investment’s fair value is only estimated when events or changes in circumstances have occurred that may have a significant effect on fair value (because the fair value of each investment is not readily determinable). Where these factors indicate that the equity or debt investment’s fair value is less than its carrying cost, and where we consider such diminution in value to be other than temporary, we record an impairment charge to reduce such equity investment to its estimated fair value.

Please see Note 5—Goodwill and Long-Lived Intangible Assets of the Notes to Consolidated Financial Statements.

Warranty Reserves

Our Industrial Inkjet printer and Fiery controller products are generally accompanied by a 12-month limited warranty from date of shipment, which covers both parts and labor. In accordance with ASC 450-30, an accrual is established when the warranty liability is estimable and probable based on historical experience. A provision for estimated future warranty work is recorded in cost of revenue when revenue is recognized. Warranty reserves were $10.2 and $8.9 million as of December 31, 2012 and 2011, respectively. The increase in the warranty reserve is primarily due to warranty obligations assumed upon acquiring the Cretaprint business.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Litigation Accruals

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

Restructuring Reserves

Restructuring liabilities are established when the costs have been incurred. Severance and other employee separation costs are incurred when management commits to a plan of termination identifying the number of employees impacted, their termination dates, and the terms of their severance arrangements. The liability is accrued at the employee notification date unless service is required beyond the greater of 60 days or the legal notification period, in which case the liability is recognized ratably over the service period. Facility downsizing and closure costs are accrued at the earlier of the lessor notification date, if the lease agreement allows for early termination, or the cease use date. Relocation costs are incurred when the related relocation services are performed. Costs related to contracts without future benefit are incurred at the earlier of the cease use date or the contract cancellation date.

Research and Development

Research and development costs were $120.3, $115.9, and $105.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. We expense research and development costs associated with new software products as incurred until technological feasibility is established. Research and development costs include salaries and benefits of employees performing research and development activities, supplies, and other expenses incurred from research and development efforts. To date, we have not capitalized research and development costs associated with software development as products and enhancements have generally reached technological feasibility, as defined by U.S. GAAP, and have been released for sale at substantially the same time. We have capitalized research and development equipment that has been acquired or constructed for research and development activities and has alternative future uses (in research and development projects or otherwise).

Shipping and Handling Costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs are charged to cost of revenue as incurred.

Advertising

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $3.5, $4.8, and $5.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. The decrease in advertising expense for the years ended December 31, 2012 and 2011 is offset by increased trade show spending.

Income Taxes

We account for income taxes under the provisions of ASC 740, which requires that deferred tax assets and deferred tax liabilities be determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

reverse. We estimate our actual current tax expense, including permanent charges and benefits, and the temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including past operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than a valuation allowance on foreign tax credits resulting from the 2003 acquisition of Best GmbH and compensation deductions potentially limited by IRC 162(m), we have determined that it is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance in a period, we include an expense within the tax provision in the Consolidated Statement of Operations in the period in which such determination is made.

In accordance with ASC 740-10-25-5 through 17, we account for uncertainty in income taxes by recognizing a tax position only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. Tax benefits that are deemed to be less than fifty percent likely of being realized are recorded in noncurrent income taxes payable until the uncertainty has been resolved through either examination by the relevant taxing authority or expiration of the pertinent statutes of limitations.

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

These acquisitions were accounted for as purchase business combinations using the acquisition method of accounting in accordance with ASC 805. Key provisions of the acquisition method of accounting include the following:

•	one hundred percent of assets and liabilities of the acquired business, including goodwill, are recorded at fair value, regardless of the percentage of the business acquired;

•	certain contingent assets and liabilities are recognized at fair value at the acquisition date;

•	contingent consideration is recognized at fair value at the acquisition date with changes in fair value recognized in earnings as assumptions are updated or upon settlement;

•	IPR&D is recognized at fair value at the acquisition date subject to amortization after product launch or otherwise subject to impairment;

•	acquisition-related transaction and restructuring costs are expensed as incurred;

•	reversals of valuation allowances related to acquired deferred tax assets and liabilities and changes to acquired income tax uncertainties are recognized in earnings; and

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

•

when making adjustments to finalize preliminary accounting, we revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date.

On January 10, 2012, we acquired Cretaprint, which is a leading developer and supplier of inkjet printers for the ceramic tile decoration industry and has been integrated into our Industrial Inkjet operating segment. On April 5, 2012, we acquired the FX Colors business, which develops and provides technology and software for industrial printing and has been integrated into our Fiery operating segment. At various dates in 2012, we acquired Metrics, OPS, and Technique, which have been integrated into our Productivity Software operating segment and provide business process automation solutions to medium-sized printing and packaging companies in Latin America; business process automation solutions for web-to-print, publishing, and cross-media marketing; and business process automation solutions for publication, commercial, and direct marketing print industries, respectively.

In 2011, we acquired the Entrac business, which provides self-service and payment solutions for business services including mobile printing and has been integrated into our Fiery operating segment, and we acquired Alphagraph, Prism, and Streamline, which have been integrated into our Productivity Software operating segment and provide business process automation solutions for the graphics arts industry; business process automation solutions for the printing and packaging industry, including automated shop floor management and work in progress tracking; and business process automation solutions for mailing and fulfillment services in the printing industry, respectively.

On July 2, 2010, we acquired Radius to establish our presence in the label and packaging industry and is included in our Productivity Software operating segment.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.4 and $1.6 million as of December 31, 2012 and 2011, respectively, which is not discounted, based on an examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual at December 31, 2012 and 2011 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from our historical trends and assumptions.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, which requires stock-based compensation expense to be recognized based on the fair value of such awards on the date of grant. We amortize stock-based compensation expense on a graded vesting basis over the vesting period, after assessing the

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation expense is recognized over the requisite service period for each separately vesting tranche as though the award were, in substance, multiple awards.

ASC 718 requires forfeitures to be estimated at the grant date and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data and future expectations of employee turnover to estimate forfeitures. The tax benefit resulting from tax deductions in excess of the tax benefits related to stock-based compensation expense recognized for those awards are classified as financing cash flows.

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

Foreign Currency Translation

In preparing our consolidated financial statements, we must remeasure and translate balance sheet and income statement amounts into U.S. dollars. Foreign currency assets and liabilities are remeasured from the transaction currency into the functional currency at current exchange rates, except for non-monetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at monthly exchange rates, which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in other income (expense), net. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net, and were a gain (loss) of $0.6, $(1.2), and $(3.4) million for the years ended December 31, 2012, 2011, and 2010, respectively.

For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates, while revenue and expenses are translated using monthly exchange rates, which approximate the average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of OCI, adjusted for deferred income taxes. The cumulative translation adjustment balance at December 31, 2012 and 2011 was an unrealized gain of $0.1 and $1.4 million, respectively.

Based on our assessment of the salient economic indicators discussed in ASC 830-10-55-5, we consider the U.S. dollar to be the functional currency for each of our international subsidiaries except for our Brazilian subsidiary, Metrics, for which we consider the Brazilian real to be the subsidiary’s functional currency; our German subsidiaries, EFI GmbH and Alphagraph, for which we consider the Euro to be the subsidiaries’ functional currency; our Japanese subsidiary, Electronics For Imaging Japan KK, for which we consider the Japanese yen to be the subsidiary’s functional currency; our Spanish subsidiary, Cretaprint, for which we consider the Euro to be the subsidiary’s functional currency; our New Zealand subsidiary contains the Prism operations in New Zealand for which we consider the New Zealand dollar to the functional currency; our Australian subsidiary contains the Prism and OPS operations in Australia for which we consider the Australian dollar to the functional currency; our U.K. subsidiaries, Electronics For Imaging United Kingdom Limited, Prism Group Holdings Limited (U.K.), and Technique, for which we consider the British pound sterling to be the subsidiaries’ functional currency; and our subsidiary in the People’s Republic of China, which contains the operations of our Cretaprint sales and support center for which we consider the renminbi to be the functional currency.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Accounting for Derivative Instruments and Risk Management

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, be recorded as assets or liabilities in our Consolidated Balance Sheet. As permitted, foreign exchange contracts with notional amounts of $2.7 and $3.5 million and net asset/liability fair values that are immaterial have been designated for hedge accounting treatment at December 31, 2012 and 2011, respectively. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated sales in Europe, Japan, the U.K., Brazil, Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., Brazil, and Australia. We hedge our operating expense exposure in Indian rupees. As of December 31, 2012, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

Variable Interest Entities

Our minority investments in privately held companies could be considered to be variable interest entities. In accordance with the Variable Interest Entities (“VIE”) sub-section of ASC 810, Consolidation, effective

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

January 2010, we perform a formal assessment at each reporting period regarding which party within the VIE is considered the primary beneficiary. A qualitative approach is performed to identify the primary beneficiary of a VIE based on the power to direct activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or rights to receive benefits that could be significant to us.

We currently do not have any arrangements that meet the definition of a VIE in accordance with the scope exception contained within ASC 810-10-15-17d.

Recent Accounting Pronouncements

Fair Value Measurements. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy as more fully defined in Note 6, Investments and Fair Value Measurements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Effective in the first quarter of 2012, the primary provisions of ASU 2011-04 impacting us are the adoption of uniform terminology within U.S. GAAP and IFRS to reference fair value concepts, measuring the fair value of an equity instrument used as consideration in a business combination, and the following additional disclosures concerning fair value measurements classified as Level 3 within the fair value hierarchy:

•	quantitative information about the unobservable inputs used in the determination of Level 3 fair value measurements,

•	the valuation processes used in Level 3 fair value measurements, and

•	the sensitivity of Level 3 fair value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs.

Accordingly, the appropriate disclosures have been included in the accompanying consolidated financial statements.

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

Goodwill and Other Indefinite-Lived Intangible Asset Impairment Assessment. In September 2011 and July 2012, the FASB issued new accounting guidance that simplifies the analysis of goodwill and other indefinite-lived intangible asset impairment. The new guidance allows a qualitative assessment to be performed to determine whether quantitative impairment testing is necessary. These accounting standards are effective for the year ended December 31, 2012 with respect to the assessment of goodwill and for the year ended December 31, 2013 with respect to the assessment of other indefinite-lived intangible assets. Early adoption is permitted. Due to the significant additions to goodwill resulting from the business combinations completed during 2012 and 2011, we determined that the quantitative analysis should be performed. We are currently evaluating the impact of the qualitative assessment of the impairment of indefinite-lived intangible assets on our financial condition and results of operations. See the quantitative impairment testing that we completed at Note 5—Goodwill and Long-Lived Intangible Assets.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Cash Flow Information

	For the years ended December 31,
(in thousands)	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$99	$62	$43

Net cash paid (refunded) for income taxes	$4,384	$(2,998)	$4,128

Acquisition related activities:
Cash paid for acquisitions, excluding contingent consideration	$67,354	$35,299	$14,350
Cash acquired in acquisitions, excluding restricted cash	(6,363)	(1,554)	(299)

Net cash paid for acquisitions	$60,991	$33,745	$14,051

Note 2: Earnings Per Share

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

ASC 260-10-45-48 requires that performance-based and market-based restricted stock that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date. Accordingly, performance-based RSUs, which vested on May 23 and February 9, 2012 and March 2, 2011 based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets; performance-based RSAs, which vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan; market-based RSUs, which vested on December 17, 2012 and January 3, January 10, and May 10, 2011 based on achievement of specified stock prices for a defined period; and performance-based RSUs, which will vest on various dates in February 2013 based on achievement of specified performance criteria related to 2012 revenue and non-GAAP operating income targets; are included in the determination of net income per diluted common share as of the beginning of the period. Performance-based and market-based targets were not met with respect to any other stock options or RSUs as of December 31, 2012.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Basic and diluted earnings per share for the years ended December 31, 2012, 2011, and 2010 are reconciled as follows (in thousands, except for per share amounts):

	For the years ended December 31,
	2012	2011	2010
Basic net income per share:
Net income available to common shareholders	$83,269	$27,465	$7,487

Weighted average common shares outstanding	46,453	46,234	45,387
Basic net income per share	$1.79	$0.59	$0.16

Dilutive net income per share:
Net income available to common shareholders	$83,269	$27,465	$7,487

Weighted average common shares outstanding	46,453	46,234	45,387
Dilutive stock options and non-vested restricted stock	1,281	1,345	1,765

Weighted average common shares outstanding for purposes of computing diluted net income per share	47,734	47,579	47,152

Dilutive net income per share	$1.74	$0.58	$0.16

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect, excluding any performance-based or market-based stock options and RSUs for which the performance criteria were not met, of 0.4, 2.2, and 2.3 million shares for the years ended December 31, 2012, 2011, and 2010, respectively.

ASC 260-10-45 to 65 requires use of the two-class method to calculate earnings per share when non-vested RSAs are eligible to receive dividends (i.e., participating securities), even if we do not intend to declare dividends. Our RSAs vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan. Consequently, there were no RSAs outstanding at December 31, 2012 and 2011. There were only 0.1 million weighted average non-vested restricted stock awards eligible to receive dividends for the year ended December 31, 2010; consequently, the impact on net income per diluted common share in applying the two-class method for the year ended December 31, 2010 was not material.

Note 3: Acquisitions

During 2012, we acquired Cretaprint, which has been integrated into our Industrial Inkjet operating segment, three business process automation businesses, which have been integrated into our Productivity Software operating segment, and the FX Colors business, which has been integrated into our Fiery operating segment. During 2011, we acquired three business process automation businesses, which have been integrated into our Productivity Software operating segment and Entrac, which has been integrated into our Fiery operating segment. During 2010, we acquired Radius, which has been integrated into our Productivity Software operating segment.

These acquisitions were accounted for as purchase business combinations. In accordance with ASC 805, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date based on the valuation performed by management with the assistance of a third party. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products,

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

the opportunity to enter the ceramic tile decoration market through the Cretaprint acquisition, the opportunity to utilize FX Colors technology in the development of our products, the opportunity to cross-sell products of the acquired businesses to existing customers, the opportunity to sell PrintSmith, Pace, Monarch, and Radius products to customers of the acquired businesses, and the positive reputation of each of these companies in the market.

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

2012 Acquisitions

Industrial Inkjet Operating Segment

On January 10, 2012, we purchased privately-held Cretaprint, headquartered in Castellon, Spain, for cash consideration of approximately $28.8 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. We subsequently merged Cretaprint into Electronics for Imaging España S.L.U., which changed its name post-merger to EFI Cretaprint S.L. Cretaprint is a leading developer and supplier of inkjet printers for ceramic tiles. This acquisition allows us to provide ceramic tile decoration as a product offering within our Industrial Inkjet operating segment.

The fair value of the earnout was valued at $18.3 million on January 10, 2012, by applying the income approach in accordance with ASC 805-30-25-5. Acquisition-related executive deferred compensation cost of $1.8 million at January 10, 2012, which is dependent on the continuing employment of a former shareholder, was applied against the earnout. Approximately $0.9 million of deferred compensation cost has been amortized as retention expense, which has reduced the net deferred compensation cost that has been applied against the earnout to $0.9 million as of December 31, 2012. Key assumptions include a discount rate of 5.0% and a probability-adjusted level of Cretaprint revenue and gross profit. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability has been reflected in the Consolidated Balance Sheet as of December 31, 2012, as a current and noncurrent liability of $10.1 and $8.7 million, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expenses.

Productivity Software Operating Segment

At various dates in 2012, we acquired privately-held Metrics, OPS, and Technique, which have been integrated into our Productivity Software operating segment, for cash consideration of approximately $31.1 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets.

The fair value of the earnouts are currently estimated to be $13.0 million by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.2% and 6.4% and probability-adjusted levels of revenue. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. These contingent liabilities are reflected in the Consolidated Balance Sheet as of December 31, 2012, as a current and noncurrent liability of $6.2 and $6.8

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

million, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expenses.

Metrics, headquartered in Sao Paolo, Brazil, provides business process automation software to medium-sized printing and packaging companies in Latin America. Support and operations of Metrics were integrated into the Productivity Software operating segment, which provides PrintSmith, Pace, Monarch, and Radius products to the Metrics customer base, localized for the Latin American market, while continuing to support existing Metrics customers.

Online Print Marketing Ltd., headquartered in Dublin, Ireland, and DataCreation Pty Ltd., headquartered in Mosman, Australia, together doing business as Online Print Solutions (“OPS”), provide web-to-print, publishing, and cross-media marketing solutions. Support and operations of OPS were integrated into the Productivity Software operating segment, while continuing to support the existing OPS customers. Key OPS features and technologies will be integrated into our Digital StoreFront software and our Fiery DFEs.

Technique, headquartered in Leeds, U.K., provides business process automation solutions to the publication, commercial, and direct marketing print industries. Support and operations of Technique were integrated into the Productivity Software operating segment, which provides PrintSmith, Pace, Monarch, and Radius products to the Technique customer base, while continuing to support existing Technique customers.

Fiery Operating Segment

On April 5, 2012, we acquired the FX Colors business, a societe par actions simplifiee headquartered in Charnay-Les-Macon, France, which has been integrated into our Fiery operating segment, for cash consideration of approximately $0.4 million. A portion of the consideration is contingent upon the achievement of certain milestones. FX Colors develops and provides technology and software for industrial printing. We accounted for the acquisition of FX Colors for financial reporting purposes as a purchase business combination in accordance with ASC 805. The FX Colors purchase price has been allocated to existing technology, with a useful life of three years.

2011 Acquisitions

Productivity Software Operating Segment

At various dates in 2011, we acquired privately-held Streamline, Prism, and Alphagraph, which have been integrated into our Productivity Software operating segment, for cash consideration of approximately $27.8 million, net of cash acquired. The Streamline and Alphagraph purchase prices include additional future cash earnouts contingent on achieving certain performance targets.

The fair value of the Streamline and Alphagraph earnouts are currently estimated to be $2.8 million by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.9% and 6.1% and probability-adjusted levels of revenue. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. These contingent liabilities are reflected in the Consolidated Balance Sheet as of December 31, 2012, as a current and noncurrent liability of $1.6 and $1.2 million, respectively. As of December 31, 2012, approximately $0.6 million had been earned against the Streamline earnout, which is equivalent to the amount recognized on the acquisition date with respect to the first year of the earnout. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expenses.

Streamline, headquartered in San Rafael, provides PrintStream business process automation software, which we acquired to establish our Productivity Software operating segment presence in mailing and fulfillment services for the printing industry.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Prism, headquartered in New Zealand, provides business process automation solutions for the printing and packaging industry including automated shop floor management and work in progress tracking. Support and operations of Prism were integrated into the Productivity Software operating segment, which provides PrintSmith, Pace, Monarch, and Radius products, while continuing to support existing Prism customers.

Alphagraph, headquarterd in Essen, Germany, provides business process automation solutions for the graphic arts industry. Support and operations of Alphagraph will be integrated into the Productivity Software operating segment, which will provide PrintSmith, Pace, Monarch, and Radius products, while continuing to support existing Alphagraph customers.

Fiery Operating Segment

On July 25, 2011, we purchased the Entrac business, a Canadian company headquartered near Toronto, Canada, which was a subsidiary of GLIC Corporation Limited, for cash consideration of approximately $6.4 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Entrac provides self-service and payment solutions for business services including mobile printing and has been incorporated into the Fiery operating segment.

The fair value of the earnout is currently estimated to be $1.4 million by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include a discount rate of 5.8% and a probability-adjusted level of Entrac revenue. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. This contingent liability is reflected in the Consolidated Balance Sheet as of December 31, 2012, as a current liability.

2010 Acquisition

Productivity Software Operating Segment

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

The fair value of the earnout was estimated to be $2.3 million at the acquisition date by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions included a discount rate of 6.3% and a probability-adjusted level of Radius revenues. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. As of December 31, 2012, approximately $4.2 million had been earned against the earnout. The $1.9 million excess above the valuation at the acquisition date was expensed as a component of general and administrative expense in accordance with ASC 805.

Maximum Earnout Payment

The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $5.3 million as of December 31, 2012.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Valuation Methodologies

Intangible assets acquired consist of customer relationships, existing technology, trade names, backlog, and IPR&D. Each intangible asset valuation methodology assumes a discount rate between 13% and 23%.

Customer Relationships and Backlog. With the exception of Entrac, customer relationships and backlog were valued using the excess earnings method, which is an income approach. The value of customer relationships lies in the generation of a consistent and predictable revenue source and the avoidance of costs associated with developing the relationships. Customer relationships were valued by estimating the revenue attributable to existing customer relationships and probability-weighted in each forecast year to reflect the uncertainty of maintaining existing relationships based on historical attrition rates.

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

Existing Technology and IPR&D. With the exception of Entrac, existing technology and IPR&D were valued using the relief from royalty method based on royalty rates for similar technologies. Entrac existing technology and IPR&D were valued using the excess earnings method. The value of existing technology is derived from consistent and predictable revenue, including the opportunity to cross-sell products of the acquired businesses to existing customers, and the avoidance of the costs associated with developing the technology. Revenue related to existing technology was adjusted in each forecast year to reflect the evolution of the technology and the cost of sustaining research and development required to maintain the technology.

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

	Technique	Prism	Entrac	Streamline
Discount rate for IPR&D	17%	23%	22%	20%
IPR&D percent complete at acquisition date	73%	50%	48-79%	78-89%
IPR&D percent complete at December 31, 2012	73%	100%	100%	94-98%

IPR&D is subject to amortization after product launch over the product life or otherwise subject to impairment in accordance with acquisition accounting guidance.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to each of these acquisitions at their respective acquisition dates is summarized as follows:

	2012 Acquisitions				2011 Acquisitions				2010 Acquisition
Operating Segment	Industrial Inkjet		Productivity Software		Productivity Software		Fiery		Productivity Software
Acquired Business	Cretaprint		Metrics, OPS, Technique		Streamline, Prism, Alphagraph		Entrac		Radius
	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation
Customer relationships	5 years	$8,000	5 - 6 years	$14,880	5 - 6 years	$10,150	5 years	$2,340	5 years	3,101
Existing technology	3 years	7,070	3 - 4 years	4,580	3 - 4 years	3,060	2 - 5 years	1,290	5 years	2,850
Trade names	6 years	4,970	3 - 4 years	1,080	4 - 5 years	1,100	—	—	6 years	1,050
IPR&D	—	—	5 years	90	5 years	110	5 years	410	—	—
Backlog	1 year	1,290	—	—	—	—	—	—	—	—
Goodwill	—	22,794	—	31,100	—	20,020	—	4,611	—	13,774

		44,124		51,730		34,440		8,651		20,775
Net tangible assets (liabilities)		3,078		(4,942)		(1,295)		579		(4,075)

Total purchase price		$47,202		$46,788		$33,145		$9,230		$16,700

The initial preliminary allocation of the Metrics purchase price was adjusted during the fourth quarter of 2012 to reflect a $0.6 million decrease to goodwill, offset by a corresponding decrease in deferred tax liabilities, resulting from a decision to remain on the deemed profit method of reporting income tax liabilities in Brazil through 2013. This adjustment was recorded as an adjustment to the opening balance sheet as of the acquisition date.

The initial preliminary allocation of the Cretaprint purchase price was adjusted during the third quarter of 2012 to reflect a $0.2 million increase in goodwill, offset by a corresponding decrease in deferred tax assets, income taxes receivable, and other current assets. This adjustment was recorded as an adjustment to the opening balance sheet as of the acquisition date.

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

Cretaprint, Metrics, and Technique generate revenue and incur operating expenses in Euros, Brazilian reais, and British pounds sterling, respectively. Accordingly, we have adopted the Euro, Brazilian real, and British pound sterling as the

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

functional currencies for Cretaprint, Metrics, and Technique, respectively. OPS generates revenue and incurs operating expenses in Australian and New Zealand in their Australian, New Zealand, respectively. Accordingly, we have adopted those currencies as the functional currencies for OPS in those locations. OPS operation in Ireland generates revenue primarily in U.S. dollars. Upon consideration of the salient economic indicators discussed in ASC 830-10-55-5, we consider the U.S. dollar to be the functional currency for OPS operations in Ireland.

Alphagraph and Prism generate revenue and incur operating expenses in Euros and British pounds sterling, respectively. Accordingly, we have adopted the Euro and British pound sterling as the functional currencies for Alphagraph and Prism, respectively.

The U.S. operations of Radius were integrated into our U.S. operations and its U.K. entities were integrated into our U.K. operations. Radius U.K. generates revenue and incurs operating expenses in British pounds sterling. This resulted in a change in the functional currency of our EFI U.K. entity to the British pound sterling.

Note 4: Balance Sheet Components

Selected balance sheet components are as follows (in thousands):

	December 31,
	2012	2011
Inventories, net of allowances:
Raw materials	$30,519	$19,703
Work in process	5,847	3,547
Finished goods	21,977	21,538

	$58,343	$44,788

Property and equipment, net:
Land, buildings, and improvements	$72,671	$20,955
Equipment and purchased software	55,932	58,143
Furniture and leasehold improvements	18,387	19,216

	146,990	98,314
Less accumulated depreciation and amortization	(60,408)	(68,218)

	$86,582	$30,096

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Land, buildings, and improvements include $61.6 million of assets that have been sold to Gilead. Until we vacate the building, these assets will remain on our balance sheet as depreciable assets. See Note 13—Deferred Proceeds from Property Transaction.

	December 31,
	2012	2011
Accrued and other liabilities:
Accrued compensation and benefits	$23,387	$26,239
Warranty provision	10,158	8,877
Accrued royalty payments	4,318	5,028
Contingent liabilities—current	21,286	5,989
Other accrued liabilities	18,682	10,103

	$77,831	$56,236

Accumulated other comprehensive income
Net unrealized investment gains	$184	$86
Currency translation gains	132	1,436
Other	(47)	(75)

	$269	$1,447

Note 5: Goodwill and Long-Lived Intangible Assets

Purchased Intangible Assets

Our purchased identified intangible assets resulting from acquisitions that closed during the years ended December 31, 2012 and 2011 are as follows (in thousands, except for weighted average useful life):

	December 31, 2012				December 31, 2011
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Goodwill	—	$218,269	$—	$218,269	$164,323	$—	$164,323

Customer relationships and other	5.8	$103,891	$(69,800)	$34,091	$78,709	$(61,809)	$16,900
Existing technology	4.4	129,320	(115,411)	13,909	117,317	(108,235)	9,082
Trademarks and trade names	13.3	59,235	(27,191)	32,044	52,638	(23,334)	29,304
IPR&D	—	200	—	200	706	—	706

Amortizable intangible assets	6.7	$292,646	$(212,402)	$80,244	$249,370	$(193,378)	$55,992

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Acquired customer relationships and other; existing technology; trademarks and trade names; and IPR&D are amortized over their estimated useful lives of 2 to 18 years using the straight-line method, which approximates the pattern in which the economic benefits of the identified intangible assets are realized. Aggregate amortization expense was $18.6, $11.2, and $12.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012 future estimated amortization expense for each of the next five years and thereafter related to the amortization of identified intangible assets is as follows (in thousands):

For the years ended December 31,	Future amortization expense
2013	$17,955
2014	16,248
2015	14,642
2016	9,361
2017	7,564
Thereafter	14,474

$80,244

Goodwill Rollforward

The goodwill rollforward for the years ended December 31, 2012 and 2011 as required by ASC 805 is as follows (in thousands):

	Industrial Inkjet	Productivity Software	Fiery	Total
Ending Balance, December 31, 2010	$36,508	$43,003	$60,006	$139,517

Additions	$—	$20,874	$4,611	$25,485
Prism opening balance sheet adjustment	—	(254)	—	(254)
Foreign currency adjustments	—	(220)	(205)	(425)

Ending Balance, December 31, 2011	$36,508	$63,403	$64,412	$164,323

Additions	$22,794	$31,100	$—	$53,894
Cretaprint opening balance sheet adjustment	215	—	—	215
Metrics opening balance sheet adjustment	—	(588)	—	(588)
Foreign currency adjustments	427	(116)	114	425

Ending Balance, December 31, 2012	$59,944	$93,799	$64,526	$218,269

Accumulated Impairment, December 31, 2012	$(103,991)	$—	$—	(103,991)

Goodwill additions in 2012 result from the Cretaprint, Metrics, OPS, and Technique acquisitions. Goodwill additions in 2011 result from the Streamline, Entrac, Prism, and Alphagraph acquisitions, as well as Pace contingent consideration. The Pace acquisition closed prior to the effective date of ASC 805. Consequently, Pace contingent consideration is accounted for as an adjustment to the purchase price in the period that it is earned.

The initial preliminary allocation of the Metrics purchase price was adjusted during the fourth quarter of 2012 to reflect a $0.6 million decrease to goodwill, offset by a corresponding decrease in deferred tax liabilities, resulting from a decision to remain on the deemed profit method of reporting income tax liabilities in Brazil through 2013. This adjustment was recorded as an adjustment to the opening balance sheet as of the acquisition date.

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

The initial preliminary allocation of the Prism purchase price was adjusted during the fourth quarter of 2011 to reflect a $0.3 million decrease to goodwill, offset by a corresponding increase in deferred tax liabilities, which was recorded as an adjustment to the opening balance sheet.

Based on the outcome of conditions existing during the fourth quarter of 2008, we determined that a triggering event requiring an interim impairment analysis had occurred relating to the Industrial Inkjet reporting unit. The resulting impairment analysis resulted in a non-cash goodwill impairment charge of $104 million. The goodwill valuation analysis was performed based on our respective reporting units—Industrial Inkjet, Productivity Software, and Fiery—which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Data, and Major Customers of the Notes to Consolidated Financial Statements.

Goodwill Assessment

We perform our annual goodwill impairment analysis in the fourth quarter of each year. ASU 2011-08, Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment, provides that a simplified analysis of goodwill impairment may be performed consisting of a qualitative assessment to determine whether further impairment testing is necessary. Due to the significant additions to goodwill resulting from the business combinations completed during 2012 and 2011, we determined that the quantitative analysis should be performed.

According to the provisions of ASC 350-20-35, a two-step impairment test of goodwill is required. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded equal to the difference.

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Data, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2012 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units exceed their carrying values. Industrial Inkjet, Productivity Software, and Fiery fair values are $318, $211, and $194 million, respectively, which exceed carrying value by 74%, 82%, and 106%, respectively.

To identify suitable comparable companies under the market approach, consideration was given to the financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar businesses, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives. Consideration was given to the investment

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

characteristics of the subject company relative to those of similar publicly traded companies (i.e., guideline companies), which are actively traded. In applying the Public Company Market Multiple Method (“PCMMM”), valuation multiples were derived from historical and projected operating data of guideline companies and applied to the appropriate operating data of our reporting units to arrive at an indication of fair value. Four, six, and four suitable guideline companies were identified for the Industrial Inkjet, Productivity Software, and Fiery reporting units, respectively.

While the fair value of the Industrial Inkjet, Productivity Software, and Fiery reporting units exceeded their carrying value as of December 31, 2012 as indicated by the market-based valuation, management determined to further examine whether an impairment had occurred given the Industrial Inkjet impairment recognized in the fourth quarter of 2008, several business acquisitions in the Productivity Software operating segment in recent years resulting in significant goodwill additions, and the susceptibility of the Productivity Software reporting unit to fair value fluctuations. We reviewed the factors that could trigger an impairment charge and completed an income-based impairment analysis for all three reporting units. As part of this process, we engaged a third party valuation firm to assist management in its analysis. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the impairment analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

Solely for purposes of establishing inputs for the income approach to assess the fair value of the Industrial Inkjet, Productivity Software, and Fiery reporting units, we made the following assumptions:

•

Industrial Inkjet revenue growth of 33% exceeded historical normalized growth rates in 2012 due to the Cretaprint acquisition and new product launches of super-wide format printers. Cretaprint competes in the industrial inkjet ceramic tile decoration market, which is growing faster than the remainder of the industrial inkjet market. Productivity Software revenue growth of 27% exceeded historical normalized growth rates in 2012 due to several acquisitions completed during the years ended December 31, 2012, 2011, and 2010. Fiery revenue decreased by 15% during 2012 due to the delayed launch of products that utilize our Fiery controllers by the leading printer manufacturers.

•	Despite the ongoing economic uncertainty, our reporting units’ revenue will grow at historical normalized rates between 2013 and 2017 for the following primary reasons:

•

Our Industrial Inkjet revenue is positioned to outpace the slow economy and achieve historical normalized growth rates due to the ongoing transition from solvent-based to UV curable-based printing and from UV curing to UV/LED curing. This transition is expected to continue through the forecast horizon.

•	Our Cretaprint industrial inkjet ceramic tile decoration business is in a sector of the market that is growing at a faster rate than the remainder of the industrial inkjet market.

•

Our acquisition strategy in the Productivity Software reporting unit will enable us to achieve historical normalized revenue growth rates through the forecast horizon. Our intention is to continue to explore additional acquisition opportunities in the Productivity Software operating segment to further consolidate the business process automation and cloud-based order entry and order management software industries in both the Americas and world-wide.

•	Long-term industry growth after 2018.

•

Gross profit percentages will approximate historical average levels in the Productivity Software and Fiery reporting units. Industrial Inkjet gross profit will remain at the 40 percent level, which is the approximate level achieved in 2012 as we have resolved significant warranty issues and exposures.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our discounted cash flow projections are five-year financial forecasts, which were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the valuation firm engaged by us. The significant assumptions utilized in these five-year financial forecasts included consolidated annual revenue growth rates ranging from 5% to 10%, which equates to a consolidated compound annual growth rate of 10%. These are our historical normalized growth rates. Future cash flows were discounted to present value using a mid-year convention and a consolidated discount rate of 16%. Terminal values were calculated using the Gordon growth methodology with a consolidated long-term growth rate of 4.0%, except for Fiery at 2.5%. The sum of the fair values of the Industrial Inkjet, Productivity Software, and Fiery reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium.

Significant assumptions used to determine the fair values of the reporting units under the market-based and income-based analyses include the determination of appropriate market comparables, estimated multiples of revenue and EBIT that a willing buyer is likely to pay, estimated control premium a willing buyer is likely to pay, gross profit, and operating expenses. Gross profit and operating expenses as a percentage of revenue over the five-year forecast horizon were compared to approximate percentages realized by the guideline companies. To assess the reasonableness of the estimated control premium of 12%, we examined the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units. We examined the weighted average and median control premiums offered in relevant industries, industry specific control premiums, and specific transaction control premiums to conclude that our estimated control premium is reasonable.

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

Given the uncertainty of the economic environment and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2012 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2013 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Long-Lived Assets

We evaluate potential impairment with respect to long-lived assets whenever events or changes in circumstances indicate their carrying amount may not be recoverable. We recognized long-lived asset impairment charges of $0.7 million for the year ended December 31, 2010, consisting primarily of assets impaired related to an

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Industrial Inkjet facility closure and the impairment of our remaining book value of our equity method investees. No asset impairment charges were recognized during the years ended December 31, 2012 and 2011.

Intangible assets are evaluated for impairment based on their estimated future undiscounted cash flows. Based on this analysis, no impairment of intangible assets, excluding goodwill, was recognized in 2012, 2011, or 2010.

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

We previously assessed each investment’s technology pipeline and market conditions in the industry and determined it is no longer probable that they will generate sufficient positive future cash flows to recover the full carrying amount of the investment. As such, we recognized an impairment charge of $6.1 million in 2008. During the second quarter of 2010, we further assessed each remaining investment’s ability to sustain an earnings capacity that would justify the carrying amount of the investment in accordance with ASC 323-10-35-32. Based on this assessment, we impaired the remaining carrying value of these investments of $0.3 million. On September 1, 2011, we received the proceeds from the sale of one of these investments of $2.9 million.

Note 6: Investments and Fair Value Measurements

We invest our excess cash on deposit with major banks in money market, U.S. Treasury and government-sponsored entity, foreign government, corporate debt, municipal, asset-backed, and mortgage-backed residential securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in the Consolidated Balance Sheets.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our available-for-sale short-term investments as of December 31, 2012 and 2011 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2012
U.S. Government and sponsored entities	$17,371	$7	$—	$17,378
Corporate and asset-backed debt securities	52,346	260	(19)	52,587
Municipal securities	1,710	3	—	1,713
Mortgage-backed securities—residential	9,237	63	(12)	9,288

Total short-term investments	$80,664	$333	$(31)	$80,966

December 31, 2011
U.S. Government and sponsored entities	$21,366	$85	$(10)	$21,441
Foreign government securities	3,782	—	(4)	3,778
Corporate and asset-backed debt securities	62,218	182	(117)	62,283
Mortgage-backed securities—residential	11,592	48	(42)	11,598

Total short-term investments	$98,958	$315	$(173)	$99,100

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of December 31, 2012 and 2011 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
U.S. Government and sponsored entities	$15,791	$(1)	$—	$—	$15,791	$(1)
Corporate and asset-backed debt securities	13,247	(19)	—	—	13,247	(19)
Mortgage-backed securities—residential	1,263	(7)	(300)	(4)	963	(11)

Total	$30,301	$(27)	$(300)	$(4)	$30,001	$(31)

December 31, 2011
U.S. Government and sponsored entities	$3,510	$(10)	$—	$—	$3,510	$(10)
Foreign government securities	3,778	(4)	—	—	3,778	(4)
Corporate and asset-backed debt securities	16,708	(108)	1,006	(9)	17,714	(117)
Mortgage-backed securities—residential	3,508	(42)	1	—	3,509	(42)

Total	$27,504	$(164)	$1,007	$(9)	$28,511	$(173)

For fixed income securities that have unrealized losses as of December 31, 2012, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of December 31, 2012 were temporary in nature.

Amortized cost and estimated fair value of investments at December 31, 2012 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$31,520	$31,577
Mature in one to three years	49,144	49,389

Total short-term investments	$80,664	$80,966

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2012, $0.1 million was recognized in net realized losses, which was comprised of $0.2 million in realized gains from sale of investments, partially offset by $0.3 million in realized losses. For the year ended December 31, 2011, $0.2 million in realized gains from sale of investments were offset by $0.2 million in realized losses. For the year ended December 31, 2010, $0.4 million was recognized in net realized gains, which was comprised of $0.6 million in realized gains from sale of investments, partially offset by $0.2 million in realized losses. As of December 31, 2012 and 2011, net unrealized gains of $0.3 and $0.1 million, respectively, were included in OCI in the accompanying Consolidated Balance Sheets.

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

Level 2: Inputs that are other than quoted prices included within Level 1, that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date for the duration of the instrument’s anticipated life or by comparison to similar instruments; and

Level 3: Inputs that are unobservable or that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These include management’s own judgments about market participant assumptions developed based on the best information available in the circumstances.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of December 31, 2012 and 2011 in order of liquidity as follows (in thousands):

		Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2012
Assets:
Money market funds	$112,714	$112,714	$—	$—
U.S. Government and sponsored entities	20,177	15,214	4,963	—
Corporate and asset-backed debt securities	54,261	—	54,208	53
Municipal securities	1,713	—	1,713	—
Mortgage-backed securities—residential	9,288	—	9,288	—

	$198,153	$127,928	$70,172	$53

Liabilities:
Contingent consideration, current and noncurrent	$38,050	$—	$—	$38,050
Self-insurance	1,376	—	—	1,376

	$39,426	$—	$—	$39,426

December 31, 2011
Assets:
Money market funds	$50,532	$50,532	$—	$—
U.S. Government and sponsored entities	21,441	9,194	12,247	—
Foreign government securities	3,778	—	3,778	—
Corporate and asset-backed debt securities	62,283	—	62,239	44
Mortgage-backed securities—residential	11,598	—	11,598	—

	$149,632	$59,726	$89,862	$44

Liabilities:
Contingent consideration, current and noncurrent	$8,704	$—	$—	$8,704
Self-insurance	1,640	—	—	1,640

	$10,344	$—	$—	$10,344

Money market funds consist of $112.7 and $50.5 million, which have been classified as cash equivalents as of December 31, 2012 and 2011, respectively. U.S. government and sponsored entities and corporate debt securities include $2.8 and $1.7 million, respectively, which have been classified as cash equivalents as of December 31, 2012. There were no U.S. government and sponsored entities or corporate debt securities classified as cash equivalents as of December 31, 2011.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or they are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the years ended December 31, 2012 and 2011.

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

At December 31, 2012 and 2011, one corporate debt instrument has been classified as Level 3 due to its significantly low level of trading activity. The rollforward of Level 3 investments is not provided due to immateriality. Changes in unobservable inputs to the fair value measurement of Level 3 investments on a recurring basis will not result in a significantly higher or lower fair value measurement.

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

In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from each debt security. For asset-backed and mortgage-backed securities, cash flow estimates, including prepayment assumptions, we rely on data from widely accepted third party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries, and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities.

Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the years ended December 31, 2012, 2011, and 2010. Accumulated other-than-temporary credit-related impairments charged to retained earnings and interest and other income (expense), net, consists of the following (in thousands):

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income (Expense), Net	TOTAL
Accumulated impairments, net, attributable to assets still held at December 31, 2012	$58	$824	$882

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

Liabilities for Contingent Consideration

Acquisition-related current and noncurrent liabilities for contingent consideration (i.e., earnouts) are related to the acquisitions of Technique, OPS, Metrics, FX Colors, and Cretaprint in 2012; Alphagraph, Entrac, and

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Streamline in 2011; and Radius Solutions Incorporated (“Radius”) in 2010. The fair value of these earnouts is estimated to be $38.1 and $8.7 million as of December 31, 2012 and 2011, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.2% and 6.4%, achievement of acquisition-related executive deferred compensation cost, and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Acquisition-related executive deferred compensation cost of $0.9 million, which is dependent on the continuing employment of a former shareholder of an acquired company, has been applied against the earnout as of December 31, 2012. These contingent liabilities have been reflected in the Consolidated Balance Sheet as of December 31, 2012, as a current and noncurrent liability of $21.3 and $16.8 million, respectively.

The 2012 Entrac earnout performance target was not achieved due to the delayed launch of the M500 application, which is Entrac’s next generation product. The Alphagraph earnout performance target was partially achieved. Consequently, the fair value of the Entrac and Alphagraph earnouts decreased by $1.4 and $0.7 million, respectively, as of December 31, 2012, partially offset by $1.7 million of earnout interest accretion. The 2011 Radius earnout performance target was achieved. Consequently, the fair value of the Radius earnout increased by $1.5 million as of December 31, 2011. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments made during the year ended December 31, 2012 related to previously accrued FX Colors, Streamline, and Radius contingent consideration liabilities of $0.1, $0.6, and $0.3 million, respectively. The difference between the $2.1 million Radius earnout liability and the amount paid represents a disputed escrow retention. Earnout payments made during the year ended December 31, 2011 related to previously accrued Radius contingent consideration liabilities of $2.1 million.

Liability for Contingent Consideration
Fair value of contingent consideration at January 1, 2011	$2,744
Fair value of Streamline contingent consideration at February 16, 2011	1,320
Fair value of Entrac contingent consideration at July 25, 2011	2,730
Fair value of Alphagraph contingent consideration at December 6, 2011	2,588
Changes in valuation	1,538
Payment	(2,125)
Foreign currency adjustment	(91)

Fair value of contingent consideration at December 31, 2011	$8,704

Fair value of Cretaprint contingent consideration at January 10, 2012	$16,445
Fair value of FX Colors contingent consideration at April 5, 2012	190
Fair value of Metrics contingent consideration at April 10, 2012	5,582
Fair value of OPS contingent consideration at October 1, 2012	2,600
Fair value of Technique contingent consideration at November 16, 2012	4,410
Deferred compensation cost dependent on future employment	907
Changes in valuation	(432)
Payments	(968)
Foreign currency adjustment	612

Fair value of contingent consideration at December 31, 2012	$38,050

ASU 2011-04 requires a narrative description of the sensitivity of recurring fair value measurements to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 70% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. Achievement of probability-adjusted revenue of 5% less than the level assumed in the respective valuations would result in a decrease in the earnout liability of approximately $1.5 million resulting in a corresponding decrease in general and administrative expense. Likewise, a change in the discount rate of one percentage point results in either an increase of $0.4 million or a decrease of $0.2 million in the fair value of contingent consideration.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.4 and $1.6 million as of December 31, 2012 and 2011, respectively, which are not discounted, based upon an examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual as of December 31, 2012 and 2011, include total enrollment (including employee contributions), population demographics, and historical claims costs incurred, which are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

Liability for Self-Insurance
Fair value of self-insurance liability at January 1, 2011	$—
Additions to reserve	11,840
Employee contributions	2,710
Less: insurance claims and administrative fees paid	(12,910)

Fair value of self-insurance liability at December 31, 2011	$1,640

Additions to reserve	12,440
Employee contributions	2,340
Less: insurance claims and administrative fees paid	(15,045)

Fair value of self-insurance liability at December 31, 2012	$1,375

While we believe these estimates are reasonable based on the information currently available if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted. ASU 2011-04 requires a narrative description of the sensitivity of recurring fair value measurements to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value measurement. Since the primary inputs to the fair value measurement of the self-insurance liability are the historical claims costs incurred, we reviewed the sensitivity of the fair value measurement to changes in medical cost assumptions and the severity of claims experienced by employees. A change in the severity of claims experienced or medical cost inflation of 10% results in either an increase or decrease in the fair value of the self-insurance liability and self-insurance charges of approximately $0.1 and $1.5 million, respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities under ASC 820. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The fair value of our derivative assets and liabilities having notional amounts of $3.2 and $3.5 million as of December 31, 2012 and 2011, respectively, was not material.

Note 7: Indebtedness

Short-term borrowings of $6.9 million were assumed in the acquisition of Cretaprint on January 10, 2012. We repaid $6.7 million of these borrowings during the year ended December 31, 2012 resulting in the following short-term borrowings remaining outstanding at December 31, 2012, net of foreign currency translation adjustments (in thousands, except for weighted average interest rates):

	December 31, 2012		January 10, 2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding
Notes payable to banks	$160	5.0%	$2,085
Lines of credit	—	4.5%	4,790

	$160		$6,875

Long-term indebtedness, excluding the noncurrent portion of contingent consideration, consisted of the remaining balance of $0.3 million, net of current portion, on a 6.75% building loan assumed upon the acquisition of Technique and $0.1 million of Alphagraph and Cretaprint capital lease liabilities. The Technique building mortgage is a ten-year loan, which will be fully paid in September 2016.

Note 8: Commitments and Contingencies

Contingent Consideration

We are required to make payments to acquired company stockholders based on the achievement of specified performance targets. The fair value of these earnouts is estimated to be $38.1 and $8.7 million as of December 31, 2012 and 2011, respectively, by applying the income approach in accordance with ASC 805-30-25-5. These contingent liabilities have been reflected in the Consolidated Balance Sheet as of December 31, 2012, as a current and noncurrent liability of $21.3 and $16.8 million, respectively. The potential undiscounted amount of all future contingent consideration cash payments that we could be required to make, beyond amounts currently accrued, is $5.3 million as of December 31, 2012.

The 2012 Entrac and Alphagraph earnout performance targets were not achieved and partially achieved, respectively. Consequently, the fair value of the Entrac and Alphagraph earnouts decreased by $1.4 and $0.7 million, respectively, as of December 31, 2012. The 2011 Radius earnout performance target was achieved. Consequently, the fair value of the Radius earnout increased by $1.5 million as of December 31, 2011. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

$125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.4 and $1.6 million as of December 31, 2012 and 2011, respectively, which are not discounted, based upon an examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual as of December 31, 2012 and 2011, include total enrollment (including employee contributions), population demographics, and historical claims costs incurred.

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

Off-Balance Sheet Financing—Synthetic Lease Arrangement

As of December 31, 2011, we were a party to a Lease covering our Foster City facility located at 303 Velocity Way, Foster City, California. The Lease provided a cost effective means of providing adequate office space for our corporate offices and was scheduled to expire by its terms in July 2014. The Lease included an option allowing us to purchase the facility for the amount paid by the lessor for the facility. The $56.9 million pledged under the Lease was in LIBOR-based interest bearing accounts as of December 31, 2011 and was restricted from withdrawal at all times.

On November 1, 2012, we sold the 294,000 square foot 303 Velocity Way building, along with approximately four acres of land and certain other assets related to the property, for $179.6 million. We exercised our purchase option with respect to the Lease in connection with the sale of the building and land and terminated the corresponding Lease. We will continue to use the facility for up to one year for which rent is not required to be paid. This constitutes a form of continuing involvement that prevents gain recognition. Until we vacate the building, the proceeds from the sale will be accounted for as deferred proceeds from property transaction on our Consolidated Balance Sheet, which is currently $180.2 million, including imputed interest costs. The $56.9 million of previously pledged funds are classified as land, buildings, and improvements within property and equipment, net, in the Consolidated Balance Sheet as of December 31, 2012.

We were in compliance with all financial and merger-related lease covenants prior to the termination of the Lease. We had guaranteed to the lessor a residual value associated with the building equal to 82% of their funding of the Lease. We were required to maintain a minimum net worth and tangible net worth as of the end of each quarter as well as certain additional covenants regarding mergers. We were liable to the lessor for the financed amount of the buildings if we defaulted on our covenants. We assessed our exposure relating to the first loss guarantee under the Lease and determined there was no deficiency to the guaranteed value. Prior to the termination of the Lease, we were treated as the owner of the building for federal income tax purposes. In conjunction with the Lease, we had been leasing the land on which the building is located to the lessor of the building. This separate ground lease was for approximately 30 years, but was terminated in conjunction with the completion of the sale of the building and land to Gilead.

Lease Commitments

As of December 31, 2012, we have leased certain of our current facilities under noncancellable operating lease agreements in the U.S. and internationally. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increase in these expenses over the base year of these expenses on the remainder of our facilities.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Future minimum lease payments under non-cancellable operating leases and future minimum sublease receipts, for each of the next five years and thereafter as of December 31, 2012 are as follows (in thousands):

Fiscal Year	Future Minimum Lease Payments	Future Minimum Sublease Income
2013	$5,206	$3,091
2014	3,644	80
2015	1,958	80
2016	948	80
2017	818	20
Thereafter	1,487	—

Total	$14,061	$3,351

Future minimum sublease income results primarily from the imputed sublease of the portion of the building sold to Gilead that they occupy before we vacate the building and the sublease of our facility in the U.K.

Rent expense was approximately $7.1, $6.6, and $6.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. Sublease rental income was approximately $1.7, $0.8, and $0.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Purchase Commitments

We subcontract with other companies to manufacture our products. During the normal course of business, our subcontractors procure components based on orders placed by us. If we cancel all or part of our orders, we may still be liable to the subcontractors for the cost of the components they purchased to manufacture our products. We periodically review the potential liability compared to the adequacy of the related allowance. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the subcontract manufacturers for amounts in excess of the related reserve.

Guarantees and Product Warranties

Under ASC 460, Guarantees, we are required to disclose guarantees upon issuance and recognize a liability for the fair value of obligations we assume under such guarantees. ASC 460 applies to both general guarantees and product warranties.

Our Industrial Inkjet printer and Fiery controller products are generally accompanied by a 12-month limited warranty from date of shipment, which covers both parts and labor. In accordance with ASC 450-30, an accrual is established when the warranty liability is estimable and probable based on historical experience. A provision for the estimated warranty costs relating to products that have been sold is recorded in cost of revenue upon recognition of revenue and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty estimates.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The changes in product warranty reserve for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	For the years ended December 31,
	2012	2011
Balance at January 1,	$8,877	$9,232
Accrued warranty assumed upon acquisition of Cretaprint	1,386	—
Provisions, net of releases	10,122	10,307
Settlements	(10,227)	(10,662)

Balance at December 31	$10,158	$8,877

In the normal course of business and in an effort to facilitate the sales of our products, we sometimes indemnify other parties, including customers, lessors, and parties to other transactions with us. When we indemnify these parties, typically those provisions protect other parties against losses arising from our infringement of third party intellectual property rights. Those provisions also often contain various limitations including limits on the amount of protection provided. In addition, we have entered into indemnification agreements with our current and former officers and directors. Our amended and restated bylaws also contain similar indemnification obligations for our agents.

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

As of December 31, 2012, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Digitech Patent Litigation

On August 16, 2012, Digitech initiated litigation against EFI, Konica Minolta, and Xerox for infringement of a patent related to the creation of device profiles in digital image reproduction systems in the United States District Court for the Central District of California.

In addition to its own defenses, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta and Xerox. We do not believe that our products infringe any valid claim of Digitech’s patent and have filed our response to the action, denying infringement and arguing that the patent at issue is not valid. Nevertheless, because this proceeding is in the preliminary discovery stage and litigation is inherently uncertain, we are not in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

Durst v. EFI GmbH and EFI, et al. – Mannheim Litigation

On February 23, 2007, Durst brought an action to enforce a utility model patent right against EFI GmbH in the Mannheim District Court in Germany. On May 10, 2007, EFI GmbH filed its Statement of Defenses. These

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In a subsequent decision, the Mannheim court invalidated Durst’s utility model registration patent and dismissed Durst’s actions against EFI on February 26, 2010. Durst appealed the Mannheim Court’s decision to the Higher Regional Court of Karlsruhe which, on December 21, 2011, upheld the lower court’s decision invalidating Durst’s utility model right. Durst filed a request for further appeal in the German Federal Supreme Court, but withdrew that request in April 2012. The lower court’s decision invalidating the utility model right is now final. As such, it is no longer possible for EFI to incur a loss in this matter. The Mannheim court has awarded EFI restitution of costs of approximately $0.1 million, which was paid to us by Durst.

Durst v. EFI GmbH and EFI, et al. – Dusseldorf Litigation

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany, alleging infringement of a German patent. We have filed our response to the action, denying infringement and arguing that the patent is not valid. A hearing on the matter was held on February 14, 2013, and a decision is expected within a few months thereafter. Although we do not believe that we infringe any valid claim of the patent at issue, because of the inherent uncertainties of litigation, we are not in a position to determine whether the loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

Perfectproof v. BEST GmbH

On December 31, 2001, Perfectproof filed a complaint against BEST in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EUR 0.6 million for such termination and additional damages of EUR 0.3 million, or a total of approximately $1.1 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and questioned its jurisdiction over the claim. Perfectproof appealed, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and remanded the case to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof again appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case; that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement and that, as such, the agreement required reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an expert to review the parties’ records and address certain questions relevant in assessing Perfectproof’s damages claim. On October 19, 2011, the expert issued its final report itemizing damages that are, in the aggregate, significantly less than the amount claimed by Perfectproof. The final determination of damages will not be binding until it is approved or adopted by the court. The Court of Appeal has not determined the date of the hearing, but we expect the hearing to take place during the first half of 2013.

Although we do not believe that Perfectproof’s claims are founded and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected by the court’s decision regarding the assessment of damages. The court may approve the expert’s final report and pronounce the final amount of damages to be paid by us, or require additional analysis, or consider further challenges to the final determination of damages. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $1.1 million.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Kerajet vs. Cretaprint

In conjunction with our acquisition of Cretaprint, which closed on January 10, 2012, we assumed potential liability in a lawsuit related to a patent infringement action brought against Cretaprint by Jose Vicente Tomas Claramonte, the President of Kerajet.

In May 2011, Mr. Claramonte filed an action against Cretaprint in the Commercial Court in Valencia, Spain, alleging, among other things, that certain Cretaprint products infringe a patent held by Mr. Claramonte. The trial was held on October 4, 2012. On January 2, 2013, the Spanish court ruled in favor of Cretaprint, agreeing that Cretaprint products do not infringe the Claramonte patents. On January 30, 2013, Mr. Claramonte appealed.

As part of EFI’s acquisition of Cretaprint, the former owners of Cretaprint agreed to indemnify EFI against this potential liability in the event that Claramonte prevails in any claim, demand, or action against Cretaprint. We accrued the contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date. In addition, we accrued a contingent asset reflecting an indemnification arrangement to recover a portion of the expense from the former shareholders. The net obligation accrued in the opening balance sheet on the acquisition date is EUR 2.5 million (or approximately $3.3 million).

EFI has also filed actions against Mr. Claramonte in the U.K., Italy, and Germany alleging, among other things, that the Claramonte patent is not valid and/or that Cretaprint products do not infringe the patent. The Court in the U.K. issued a default judgment of non-infringement by Cretaprint. The actions in Italy and Germany remain pending.

Insurance Litigation Settlement

From 2007 to 2008, EFI was a nominal defendant in derivative litigation brought by certain shareholders against EFI and members of its board of directors concerning our historical stock option granting practices. The litigation was settled in September 2008. Pursuant to the settlement, we received $5.0 million in insurance proceeds and paid approximately $3.1 million in plaintiffs’ legal fees and costs. The settlement also provided for certain remedial measures, including the cancellation and repricing of certain stock options, certain payments to be made to the Company, and a number of changes to our corporate governance and procedures.

After the settlement, EFI had discussions with its excess D&O insurers about whether those insurers had liability related to the derivative litigation under EFI’s D&O insurance policies entered into with its insurers. EFI, on the one hand, and its D&O insurers, on the other hand, each subsequently initiated litigation against each other over the proper interpretation of the D&O insurance policies. EFI sought damages against the excess insurers, alleging that the insurers acted in bad faith and breached the insurance agreements by refusing to contribute financially to the settlement of the derivative action. Pursuant to a settlement executed in April 2012, EFI received an additional $0.3 million in insurance proceeds, net of legal fees and costs.

Other Matters

As of December 31, 2012, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 9: Common Stock Repurchase Programs

In February and August 2011, our board of directors authorized a total of $60 million for the repurchase of our outstanding common stock. Under these publicly announced plans, we have made no repurchases during the year ended December 31, 2012. We repurchased 2.5 million shares for an aggregate purchase price of $40 million during the year ended December 31, 2011.

On August 31, 2012, the board of directors cancelled $20 million remaining for repurchase under the 2011 authorizations and approved a new authorization to repurchase $100 million of outstanding common stock. This authorization expires in February 2014. Under this publicly announced plan, we repurchased a total of 1.3 million shares for an aggregate purchase price of $22.9 million during the year ended December 31, 2012.

Our employees have the option to surrender shares of common stock to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and their tax withholding obligations that arise on the vesting of RSUs and RSAs. Employees surrendered 0.7 and 0.4 million shares for an aggregate purchase price of $12.3 and $5.8 million for the years ended December 31, 2012 and 2011, respectively.

These repurchased shares are recorded as treasury stock and are accounted for under the cost method thereby reducing shares outstanding. None of these repurchased shares of common stock have been cancelled. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

Note 10: Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, requires the fair value of all derivative instruments, including those embedded in other contracts, be recorded as assets or liabilities in our Consolidated Balance Sheet. As permitted, foreign exchange contracts with notional amounts of $2.7 and $3.5 million and net asset/liability fair values that are immaterial have been designated for hedge accounting treatment at December 31, 2012 and 2011, respectively. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated sales in Europe, Japan, the U.K., Brazil, Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., Brazil, and Australia. We hedge our operating expense exposure in Indian rupees. As of December 31, 2012, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Foreign currency derivative contracts with notional amounts of $2.7 and $3.5 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at December 31, 2012 and 2011, respectively. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Consolidated Statement of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Forward contracts not designated as hedging instruments of $0.5 million are used to hedge foreign currency balance sheet exposures at December 31, 2012. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest and other income (expense), net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities.

Note 11: Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	For the years ended December 31,
	2012	2011	2010
U.S.	$5,615	$3,143	$(18,818)
Foreign	29,408	27,277	17,188

Total	$35,023	$30,420	$(1,630)

The provision (benefit) for income taxes is summarized as follows (in thousands):

	For the years ended December 31,
	2012	2011	2010
Current:
U.S. Federal	$(4,788)	$1,685	$(6,819)
State	1,841	1,202	136
Foreign	7,522	2,759	1,756

Total current	4,575	5,646	(4,927)

Deferred:
U.S. Federal	(35,487)	(688)	(2,384)
State	(9,648)	(1,114)	(1,407)
Foreign	(7,686)	(889)	(399)

Total deferred	(52,821)	(2,691)	(4,190)

Provision for (benefit from) income taxes	$(48,246)	$2,955	$(9,117)

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Reconciliation of the income tax provision (benefit) computed at the federal statutory rate to the actual tax provision (benefit) is as follows (in thousands):

	For the years ended December 31,
	2012		2011		2010
Tax expense (benefit) at federal statutory rate	$12,257	35.0%	$10,647	35.0%	$(571)	35.0%
State income taxes, net of federal benefit	(5,074)	(14.5)	57	0.2	(826)	50.6
Research and development credits	(629)	(1.8)	(2,274)	(7.5)	(2,572)	157.7
Foreign tax rate differential	(300)	(0.9)	(4,626)	(15.2)	(894)	54.8
Increase in value of intangible assets	(6,494)	(18.5)	—	—	—	—
Reduction in accrual for estimated potential tax assessments	(11,431)	(32.6)	(2,295)	(7.6)	(8,163)	500.5
Capital loss due to liquidation of subsidiary	(38,859)	(111.1)	—	—	—	—
Non-deductible acquisition & integration costs	720	2.0	—	—	—	—
Non-deductible travel & entertainment	372	1.1	368	1.2	332	(20.4)
Non-deductible stock-based compensation	1,528	4.4	2,179	7.2	4,002	(245.4)
Valuation allowance changes affecting provision for income taxes	274	0.8	(706)	(2.3)	123	(7.5)
Other	(610)	(1.7)	(395)	(1.3)	(548)	33.7

	$(48,246)	(137.8)%	$2,955	9.7%	$(9,117)	559.0%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2012	2011
Reserves and accruals not currently deductible for tax purposes	$8,021	$8,986
Net operating loss carryforwards	11,690	14,172
Tax credit carryforwards	47,347	46,707
Stock-based compensation	7,066	8,884
Deferred gain on sale of building and land	47,866	—
Other	2,031	5,586

Gross deferred tax assets	124,021	84,335

Depreciation	(2,554)	(9,508)
Amortization of identified intangibles	(13,788)	(9,835)
State taxes	(4,873)	(4,858)

Gross deferred tax liabilities	(21,215)	(24,201)

Deferred tax valuation allowance	(2,624)	(2,566)

Net deferred tax assets	$100,182	$57,568

We have $26.5 million ($41.7 million for state tax purposes) and $21.8 million ($25.6 million for state tax purposes) of loss and credit carryforwards at December 31, 2012 for U.S. federal and state tax purposes. These losses and credits will expire between 2020 and 2031. A significant portion of these net operating loss and credit carryforwards relate to recent acquisitions. Utilization of these loss and credit carryforwards will be subject to an annual limitation under the IRC. We also have a valuation allowance related to foreign tax credits resulting from the 2003 acquisition of Best GmbH and compensation limitations potentially limited by IRC 162(m). If these foreign tax credits and compensation deductions are ultimately utilized, then the resulting benefit would reduce income tax expense.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012, 2011, and 2010, the total amount of gross unrecognized benefits that would affect the effective tax rate if recognized was $29.8, $35.6, and $32.5 million, respectively, offset by deferred tax benefits of $2.4, $2.5, and $2.9 million related to the federal tax effect of state taxes for the same periods. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2010 to December 31, 2012 is as follows (in millions):

	Federal, State, and Foreign Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2010	$35.4	$1.6	$37.0
Additions for tax positions of prior years	0.4	0.4	0.8
Additions for tax positions related to 2010	4.2	—	4.2
Reductions for tax positions of prior years	(0.2)	—	(0.2)
Reductions due to lapse of applicable statute of limitations	(8.1)	(1.2)	(9.3)

Balance at December 31, 2010	$31.7	$0.8	$32.5
Additions for tax positions of prior years	—	0.4	0.4
Additions for tax positions related to 2011	5.6	—	5.6
Reductions for tax positions of prior years	(0.1)	—	(0.1)
Settlements	(0.6)	(0.1)	(0.7)
Reductions due to lapse of applicable statute of limitations	(2.0)	(0.1)	(2.1)

Balance at December 31, 2011	$34.6	$1.0	$35.6
Additions for tax positions of prior years	0.1	0.3	0.4
Additions for tax positions related to 2012	5.0	—	5.0
Settlements	(0.4)	—	(0.4)
Reductions due to lapse of applicable statute of limitations	(10.3)	(0.5)	(10.8)

Balance at December 31, 2012	$29.0	$0.8	$29.8

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2012, 2011, and 2010, we have accrued $1.2, $1.7, and $1.3 million, respectively, for potential payments of interest and penalties.

We were subject to examination by the Internal Revenue Service for the 2009-2011 tax years, state tax jurisdictions for the 2008-2011 tax years, and the Netherlands tax authority for the 2010-2011 tax years. It is reasonably possible that our unrecognized tax benefits will decrease up to $4.3 million in the next 12 months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our income statement. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

Note 12: Employee Benefit Plans

Equity Incentive Plans

Our stockholders approved our 2009 Equity Incentive Award Plan on June 21, 2009. As a result, no awards may be granted under any of our prior plans. As of December 31, 2012, we had outstanding equity awards under four equity incentive plans, including the 2009 Plan (defined below) and three prior equity incentive plans.

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

The 2009 Plan provides for grants of stock options (both incentive and nonqualified stock options), RSAs, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, RSUs, and performance-based awards. Options and awards generally vest over a period of three to four years from the date of grant and generally expire seven to ten years from the date of the grant. The terms of the 2009 Plan provide that an option price shall not be less than 100% of fair market value on the date of the grant. Our board of directors may grant a stock bonus or stock unit award under the 2009 Plan in lieu of all or a portion of any cash bonus that a participant would have otherwise received for the related performance period.

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

Persons eligible to participate in the 2009 Plan include all of our employees, directors, and consultants, as determined by the Committee. As of December 31, 2012, approximately 2,700 employees and consultants and 5 non-employee directors were eligible to participate in the 2009 Plan.

There were 3.2, 3.4, and 2.9 million shares outstanding and 0.8, 2.0, and 1.5 million shares available for grant under the 2009 Plan as of December 31, 2012, 2011, and 2010, respectively.

2007 Stock Plan

With the adoption of the 2009 Plan, no additional awards may be granted under the 2007 Equity Incentive Award Plan (“2007 Plan”). Under the 2007 Plan, 3.3 million shares of common stock were reserved and authorized for issuance. The 2007 Plan provides for grants of stock options (both incentive and nonqualified stock options), restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, RSUs, and performance-based awards. Options and awards generally vest over a period of three to four years from date of grant and generally expire seven to ten years from date of the grant.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

As of December 31, 2012, 2011, and 2010, there were 0.6, 0.9, and 1.3 million shares outstanding, respectively, under the 2007 Plan.

2004 Stock Plan

With the adoption of the 2007 Plan, no additional awards may be granted under the 2004 Stock Plan (the “2004 Plan”). Under the 2004 Plan, 8.4 million shares of common stock were authorized for issuance. This amount includes 0.1 million shares that were consolidated from the acquired Splash, T/R, and Printcafe Plans on June 7, 2006. The terms of the 2004 Plan provide that an option price shall not be less than 100% of fair market value on the date of the grant. The vesting period for restricted stock must be at least (a) one (1) year in the case of an RSA subject to a vesting schedule based on the achievement of specified performance goals by the participant or (b) three (3) years in the case of an RSA absent such performance-based vesting. Under this plan, RSAs and RSUs could be granted that did not comply with the preceding minimum vesting requirement as long as the aggregate number of shares of common stock issued with respect to such non-conforming awards granted under the 2004 Plan did not exceed 10% of the shares reserved for issuance. The 2004 Plan provides for accelerated vesting if there is a change in control (as defined in the 2004 Plan). Stock options, RSUs, and RSAs generally vest over a 42 to 48 month period and expire from seven to ten years from the date of the grant.

As of December 31, 2012, 2011, and 2010, there were 0.1, 0.6, and 0.6 million shares, respectively, outstanding under the 2004 Plan.

1999 Stock Plan

With the adoption of the 2007 Plan, no additional awards may be granted under the 1999 Stock Plan (the “1999 Plan”). The 1999 Plan authorized 10.6 million shares of common stock for issuance. The terms of the 1999 Plan provide that an option price may not be less than 100% of fair market value and the purchase price under restricted stock purchase agreement may not be less than 50% of fair market value on the date of the grant. The Board of Directors or Committee had the authority to determine to whom options would be granted, the number

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

of shares, the vesting period, the expiration date, and the exercise price. The 1999 Plan provides for accelerated vesting if there is a change in control (as defined in the 1999 Plan). Stock options, RSUs, and RSAs generally vest from two to four years and expire from seven to ten years from the date of the grant.

As of December 31, 2012, 2011, and 2010, there were less than 0.1, 0.2, and 0.2 million shares, respectively, outstanding under the 1999 Plan.

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

During the years ended December 31, 2012, 2011, and 2010, 0.6, 0.6, and 0.7 million shares were issued under the ESPP at an average purchase price of $12.24, $9.49, and $7.55, respectively. As of December 31, 2012, there was $2.7 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over a period of 1.8 years. At December 31, 2012, 2011, and 2010, there were 1.0, 1.5, and 2.2 million shares, respectively, of our common stock reserved for issuance under the ESPP.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Option pricing models were developed to estimate the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options and awards have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 and SAB 107 using an appropriate option pricing model, the value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense related to stock options, employee stock purchases under the ESPP, RSUs, and RSAs under ASC 718 for the years ended December 31, 2012, 2011, and 2010 is summarized as follows (in thousands):

	2012	2011	2010
Stock-based compensation expense by type of award:
Employee stock options	$1,039	$2,096	$1,545
Non-vested RSUs and RSAs	15,750	17,926	12,860
ESPP	2,932	3,347	1,520

Total stock-based compensation	19,721	23,369	15,925
Tax effect of stock-based compensation	(5,682)	(7,598)	(1,696)

Net effect on net income	$14,039	$15,771	$14,229

Valuation Assumptions for Stock Options and ESPP Purchases

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The estimated per share weighted average fair value of stock options granted and ESPP shares issued and the assumptions used to estimate fair value for the years ended December 31, 2012, 2011, and 2010 are as follows:

	Stock Options Years ended December 31,			ESPP Years ended December 31,
	2012	2011	2010	2012	2011	2010
Weighted average fair value per share	$6.62	$5.77	$4.48	$4.70	$4.79	$3.94
Expected volatility	43.8%	48%	47%	32% - 49%	28% - 42%	32% - 53%
Risk-free interest rate	0.5%	0.8%	1.2%	0.1% - 0.2%	0.2% - 0.6%	0.2% - 0.9%
Expected term (in years)	4.00	4.0	4.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

Non-vested RSUs and RSAs

Non-vested RSUs and RSAs generally vest over a service period of two to four years. The compensation expense incurred for these service-based awards is based on the closing market price of our stock on the date of grant and is amortized on a graded vesting basis over the requisite service period. The weighted average fair value of RSUs granted during the years ended December 31, 2012, 2011, and 2010 were $16.05, $15.09, and $11.36, respectively. No RSAs were granted during 2012, 2011, and 2010.

Performance-based and Market-based Stock Options and RSUs

RSUs granted during the year ended December 31, 2012 included 282,850 performance-based RSUs, which vest when specified performance criteria are met based on 2012 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $4.9 million, which is being amortized over their service periods of 1.0 year. The performance criteria were achieved with respect to approximately 39% of these RSUs as of December 31, 2012. Accordingly, these RSUs will vest during the first quarter of 2013 when the associated service requirements will be met. As of December 31, 2012, 282,850 performance-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2012 included 191,594 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2012 and the second quarter of 2015; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $3.0 million, which is being amortized over their average derived service periods of 3.0 years. The probability of achieving these awards was determined based on review of the actual results achieved by each business unit during the year ended December 31, 2012 compared with the 2012 operating plan as well as the overall strength of the business unit within the EFI organization. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. As of December 31, 2012, 191,594 performance-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2011 included 90,000 market-based RSUs, which vest when our average closing stock price exceeds defined multiples of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. If these multiples are not achieved by January 5, 2018, the awards are forfeited. The grant date fair value was estimated to be $1.1 million and is being amortized over the average derived service period of 3.93 years. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

2.9% and an implied volatility of 40%. On May 10, 2011, 28,000 market-based RSUs vested due to achievement of the threshold multiple of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. As of December 31, 2012, 62,000 market-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2011 included 323,600 performance-based RSUs, which vest when specified performance criteria are met based on 2011 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $5.0 million, which was being amortized over their service periods of 1.0 year. The performance criteria were achieved with respect to approximately 90% of these RSUs as of December 31, 2011. Accordingly, these RSUs vested on February 9, 2012 when the associated service requirements were met.

RSUs granted during the year ended December 31, 2011 included 195,156 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2011 and the second quarter of 2014; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $3.0 million, which is being amortized over their average derived service periods of 3.0 years. The probability of achieving these awards was determined based on review of the actual results achieved by each business unit during the year ended December 31, 2012 compared with the 2012 operating plan as well as the overall strength of the business unit within the EFI organization. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. On May 23, 2012, 64,909 performance-based RSUs vested due to achievement of the threshold level of revenue and non-GAAP operating income targets during four consecutive quarters between the second quarter of 2011 and the first quarter of 2012. As of December 31, 2012, 128,062 performance-based RSUs remain outstanding.

RSUs and stock options granted during the year ended December 31, 2009 included 98,000 market-based RSUs and 294,076 market-based stock options. These awards vest when our average closing stock price exceeds defined multiples of the June 18 or August 28, 2009 closing stock prices for 20 consecutive trading days. If these multiples are not achieved by June 18 or August 28, 2016, respectively, the awards are forfeited. The grant date fair value was estimated to be $0.9 million for the RSUs and $1.7 million for the stock options, which are being amortized over their average derived service periods of 4.35 and 4.88 years, respectively. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and 3.1%, respectively, and an implied volatility of 50%. On December 17, 2012, January 10, 2011, and January 3, 2011, an aggregate of 53,670 market-based RSUs vested due to achievement of the threshold multiple of the June 18 and August 28, 2009 closing stock prices, respectively, for 20 consecutive trading days. On April 27, 2011, 59,598 of these market-based stock options vested due to achievement of the threshold multiple. As of December 31, 2012, 24,330 market-based RSUs remain outstanding and 131,118 market-based stock options remain unvested.

Stock options granted during the year ended December 31, 2009 included 32,674 performance-based stock options. These performance-based stock options vest when our annual non-GAAP return on equity exceeds defined thresholds of the 2008 non-GAAP return on equity. Non-GAAP return on equity is defined as non-GAAP net income divided by stockholders’ equity. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain recurring and non-recurring expenses, and the tax effects of these adjustments. If these defined thresholds are not achieved by August 28, 2016, the stock options are forfeited. The grant date fair value was estimated to be $0.1 million, which is being amortized over the average derived service period of 3.71 years. On December 31, 2011, 5,298 of these performance-based stock options vested due to achievement of the initial non-GAAP return on equity growth threshold. As of December 31, 2012, 15,540 performance-based stock options remain unvested.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock Option Activity

Stock options outstanding and exercisable as of December 31, 2012, 2011, and 2010 and activity for each of the years then ended is as follows (in thousands, except weighted average exercise price and remaining contractual term):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2010	2,824	$15.90

Options granted	487	12.04
Options forfeited and expired	(696)	18.29

Options forfeited and expired, net of granted	(209)
Options exercised	(86)	11.85

Options outstanding at December 31, 2010	2,529	$14.64

Options granted	140	15.33
Options forfeited and expired	(70)	18.24

Options granted, net of forfeited and expired	70
Options exercised	(146)	13.10

Options outstanding at December 31, 2011	2,453	$14.67

Options granted	126	16.57
Options forfeited and expired	(258)	15.74

Options forfeited and expired, net of granted	(132)
Options exercised	(785)	15.56

Options outstanding at December 31, 2012	1,536	$14.19	3.72	$7,800

Options vested and expected to vest at December 31, 2012	1,478	$14.22	3.66	$7,481

Options exercisable at December 31, 2012	1,034	$14.56	3.07	$5,003

Aggregate stock option intrinsic value represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the exercise price of the underlying awards for the options that were in the money at December 31, 2012, 2011, and 2010. The total intrinsic value of options exercised, determined as of the date of option exercise, was $1.4, $0.6, and $0.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. There was $1.0 million of total unrecognized compensation cost related to stock options expected to vest as of December 31, 2012. That cost is expected to be recognized over a weighted average period of 1.3 years.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock options outstanding and exercisable as of December 31, 2012 are summarized as follows (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual term (years)	Weighted average exercise price	Shares	Weighted average exercise price
$9.12 to $9.98	41	3.28	$9.64	41	$9.64
$10.77 to $10.77	337	3.66	10.77	182	10.77
$10.80 to $11.92	235	4.42	11.55	158	11.60
$12.00 to $14.28	212	5.25	13.82	90	13.64
$15.25 to $15.25	2	2.37	15.25	2	15.25
$15.88 to $15.88	350	2.16	15.88	350	15.88
$16.32 to $16.57	261	4.5	16.45	136	16.33
$17.97 to $28.34	89	2.8	22.37	66	23.90
$28.36 to $28.36	4	0.3	28.36	4	28.36
$28.51 to $28.51	5	1.3	28.51	5	28.51

	1,536	3.72	$14.19	1,034	$14.56

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

Non-vested RSUs and RSAs as of December 31, 2012, 2011, and 2010, and activity for each of the years then ended, is as follows (shares in thousands):

	RSUs		RSAs
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2010	2,707	$13.36	112	$27.18

Restricted stock granted	1,469	11.36	—	—
Restricted stock vested	(1,355)	14.80	—	—
Restricted stock forfeited	(283)	12.62	(11)	26.90

Non-vested at December 31, 2010	2,538	$11.67	101	$27.21

Restricted stock granted	1,505	15.09	—	—
Restricted stock vested	(1,317)	11.87	(101)	(27.21)
Restricted stock forfeited	(224)	11.89	—	—

Non-vested at December 31, 2011	2,502	$13.60	—	$27.21

Restricted stock granted	1,281	16.05	—	—
Restricted stock vested	(1,291)	13.05	—	—
Restricted stock forfeited	(147)	13.40	—	—

Non-vested at December 31, 2012	2,345	$15.26	—	$—

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

RSUs

The fair value of RSUs that vested during the years ended December 31, 2012, 2011, and 2010, determined as of the vesting date, were $16.9, $20.2, and $16.6 million, respectively. The aggregate intrinsic value of RSUs vested and expected to vest at December 31, 2012 was $39.8 million, calculated as the closing price per share of our common stock on the last trading day of the fiscal period multiplied by 2.1 million RSUs vested and expected to vest at December 31, 2012. There was approximately $14.0 million of unrecognized compensation costs related to RSUs expected to vest as of December 31, 2012. That cost is expected to be recognized over a weighted average period of 1.2 years.

RSAs

The performance-based RSAs vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan. The unrecognized compensation expense of $0.1 million related to non-vested RSAs was recognized during the quarter ended March 31, 2011.

Employee 401(k) Plan

We sponsor a 401(k) Savings Plan (“401(k) Plan”) to provide retirement and incidental benefits for our employees. Employees may contribute from 1% to 40% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the IRS. We matched 50% of U.S. employee contributions, up to a maximum of the first 4% of the employee’s compensation contributed to the plan, subject to IRS limitations, except for a 17 month period during 2010 and 2009 when employer matching contributions were suspended. All matching contributions vest over four years starting with the hire date of the individual employee. Our matching contributions to the 401(k) Plan totaled $1.9, $1.7, and $0.1 million during the years ended December 31, 2012, 2011, and 2010, respectively. The employees’ and our contributions are cash contributions invested in mutual funds managed by a fund manager, or in self-directed retirement plans.

Note 13: Deferred Proceeds from Property Transaction

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.6 million. We will continue to use the facility for up to one year for which rent is not required to be paid. We are accounting for this transaction as a financing transaction related to our continued use of the facility and a sublease receivable relative to Gilead’s use of a portion of the facility. Our use of the facility during the rent-free period constitutes a form of continuing involvement that prevents gain recognition. We will record interest expense on the financing obligation at our incremental borrowing rate and increase the financing obligation by the same amount. We will record sublease income at an implied market rate from Gilead and record a sublease receivable for the same amount. We will vacate the facility, during the fourth quarter of 2013. At that point, we will have no continuing involvement with the property and we will account for the transaction as a property sale thereby recognizing a gain of approximately $118 million on the sale of the property, which represents the difference between the sales proceeds and the carrying value of the property and related assets as well as any direct incremental costs associated with the sale.

The assets subject to this sale of $63.0 million as of December 31, 2012 include land, building, and improvements of $61.6 million and current assets of $1.4 million. The sold assets include the $56.9 million facility, $2.9 million of related land, and $2.1 million of leasehold and land improvements, net of accumulated depreciation of $0.3 million. The buildings and improvements will be subject to depreciation over their normal useful lives until the property is no longer used by us. Current assets include $0.4 million of direct transaction costs, $0.5 million of previously capitalized lease financing and other costs, and an imputed sublease receivable of $0.5 million.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We will incur imputed financing and depreciation expenses, net of imputed sublease income, of approximately $1.7 million until we vacate the building during the fourth quarter of 2013 when we will recognize a gain on sale of building and land of approximately $118 million.

Note 14: Restructuring and Other

During the years ended December 31, 2012, 2011, and 2010, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. We announced restructuring plans to better align our costs with revenue levels and the current economic environment and to re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to lower our quarterly operating expense run rate in the Fiery operating segment as well as targeted reductions in the Productivity Software operating segment. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 820, Fair Value Measurement.

Restructuring and other costs for the years ended December 31, 2012, 2011, and 2010 were $5.8, $3.3, and $3.6 million, respectively. Restructuring and other charges include severance costs of $2.9, $1.7, and $2.4 million related to head count reductions of 117, 55, and 98 for the years ended December 31, 2012, 2011, and 2010, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement, and relocation costs.

Facilities reduction and other costs for the years ended December 31, 2012, 2011, and 2010 were $0.3, $0.6, and $0.9 million, respectively. Facilities reduction and other costs include facilities downsizing and relocation costs in the Americas primarily related to the Fiery operating segment in 2012, charges resulting from a decrease in estimated sublease income necessitated by continuing weakness in the commercial real estate market where these facilities are located of $0.2 and $0.6 million for the years ended December 31, 2011 and 2010, respectively, facilities relocations in 2011, and costs to downsize or relocate six facilities in 2010.

Integration expenses for the years ended December 31, 2012, 2011, and 2010 of $1.7, $1.0, and $0.3 million, respectively, were required to integrate our business acquisitions. Integration expenses incurred in 2012 relate primarily to the Cretaprint and Prism acquisitions, including the operational restructuring in Spain. Integration expenses incurred in 2011 relate primarily to the PrintStream, Prism, and Entrac acquisitions. Integration expenses incurred in 2010 relate primarily to the Radius acquisition.

Retention expenses of $0.9 million were accrued during the year ended December 31, 2012 associated with the Cretaprint acquisition.

Restructuring and other reserve activities for the years ended December 31, 2012 and 2011 are summarized as follows (in thousands):

	2012	2011
Reserve balance at January 1	$1,870	$1,795
Restructuring charges	2,525	1,456
Other charges	3,278	1,802
Non-cash acquisition-related compensation costs and restructuring	(907)	(55)
Cash payments	(5,096)	(3,128)

Reserve balance at December 31	1,670	1,870

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 15: Segment Information, Geographic Data, and Major Customers

Operating Segments

ASC 280, Segment Reporting, requires operating segment information to be presented based on the internal reporting used by the chief operating decision making group to allocate resources and evaluate operating segment performance. Our enterprise management processes use financial information that is closely aligned with our three operating segments at the gross profit level. Relevant discrete financial information is prepared at the gross profit level for each of our three operating segments, which is used by the chief operating decision making group to allocate resources and assess the performance of each operating segment.

We classify our revenue, gross profit, assets, and liabilities in accordance with our operating segments as follows:

Industrial Inkjet, which consists of our VUTEk super-wide and EFI wide format industrial digital inkjet printers, Jetrion label and packaging digital inkjet printing systems, Cretaprint digital inkjet printers for ceramic tile decoration, and related ink, parts, and services.

We sell VUTEk super-wide format UV and textile dye sublimation industrial digital inkjet printers and ink to commercial photo labs, large sign shops, graphic screen printers, specialty commercial printers, and digital and billboard graphics providers serving the out-of-home advertising and industrial specialty print segments by printing point of purchase displays, signage, banners, fleet graphics, building wraps, art exhibits, customized architectural elements, and other large graphic displays. We sell EFI hybrid and flatbed UV wide format graphics printers to the mid-range industrial digital inkjet printer market. We sell Jetrion label and packaging digital inkjet printing systems, custom high-performance integration solutions, and specialty inks to the converting, packaging, and direct mail industries. We sell Cretaprint ceramic tile decoration digital inkjet printers to the ceramic tile industry.

Productivity Software, which consists of (i) our business process automation software, including Monarch, PSI, Logic, PrintSmith, and PrintFlow; (ii) Pace, our business process automation software that is available in a cloud-based environment; (iii) Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; (iv) Online Print Solutions, our cloud-based e-commerce software that provides web-to-print, publishing, and cross-media marketing solutions over the internet; (v) Radius, our business process automation software for label and packaging printers; (vi) PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; (vii) Prism, Metrics, and Technique, our business process automation solutions for the printing and packaging, publication, commercial, and direct marketing print industries; and (viii) Alphagraph, which includes business process automation solutions for the graphic arts industry.

We sell PrintSmith to small print-for-pay and small commercial print shops; Pace to medium and large commercial print shops, display graphics providers, in-plant printing operations, and government printing operations; Monarch to large commercial, publication, direct mail, and digital print shops; Radius to the label and packaging industry; Digital StoreFront and Online Print Solutions to customers desiring e-commerce, web-to-print, and cross-media marketing solutions; and PrintStream to Pace and Monarch customers that provide fulfillment services to their end customers.

Fiery, which consists of print servers, controllers, and DFEs that transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone print servers connected to digital copiers and other peripheral devices, (ii) embedded and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

software integrated into our controller solutions such as Fiery Central, Command WorkStation, and MicroPress, (iv) Entrac, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

Our chief operating decision making group evaluates the performance of our operating segments based on net sales and gross profit. Gross profit for each operating segment includes revenue from sales to third parties and related cost of revenue attributable to the operating segment. Cost of revenue for each operating segment excludes certain expenses managed outside the operating segments consisting primarily of stock-based compensation expense. Operating income is not reported by operating segment because operating expenses include significant shared expenses and other costs that are managed outside of the operating segments. Such operating expenses include various corporate expenses such as stock-based compensation, corporate sales and marketing, research and development, income taxes, various non-recurring charges, and other separately managed general and administrative expenses.

Gross profit information, excluding stock-based compensation expense, for the years ended December 31, 2012, 2011, and 2010 is summarized as follows (in thousands):

	For the years ended December 31,
	2012	2011	2010
Industrial Inkjet
Revenue	$320,228	$240,318	$207,654
Gross profit	127,783	92,738	68,121
Gross profit percentages	39.9%	38.6%	32.8%
Productivity Software
Revenue	$103,466	$81,165	$57,732
Gross profit	74,426	56,825	39,329
Gross profit percentages	71.9%	70.0%	68.1%
Fiery
Revenue	$228,443	$270,073	$238,621
Gross profit	153,805	183,084	161,219
Gross profit percentages	67.3%	67.8%	67.6%

A reconciliation of operating segment gross profit to the consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010 is as follows (in thousands):

	For the years ended December 31,
	2012	2011	2010
Segment gross profit	$356,014	$332,647	$268,669
Stock-based compensation expense	(1,193)	(1,664)	(984)

Gross profit	$354,821	$330,983	$267,685

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

	Industrial Inkjet	Productivity Software	Fiery
December 31, 2012
Goodwill	$59,944	$93,799	$64,526
Identified intangible assets, net	41,103	36,141	3,000
Tangible assets, net of liabilities	81,370	(13,926)	26,304

Net tangible and intangible assets	182,417	116,014	93,830

December 31, 2011
Goodwill	$36,508	$63,403	$64,412
Identified intangible assets, net	28,483	23,520	3,989
Tangible assets, net of liabilities	66,841	(2,740)	40,896

Net tangible and intangible assets	131,832	84,183	109,297

Operating segment assets exclude corporate assets, such as cash, short-term and long-term investments, deferred proceeds from property transaction and related assets, and taxes payable.

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

Our revenue by sales origin for the years ended December 31, 2012, 2011, and 2010 was as follows (in thousands):

	For the years ended December 31,
	2012	2011	2010
Americas	$354,114	$345,303	$293,747
EMEA	195,397	178,471	149,488
Asia Pacific	102,626	67,782	60,772
Japan	27,870	35,655	41,853
ROW	74,756	32,127	18,919

Total Revenue	$652,137	$591,556	$504,007

Our tangible long-lived assets consist primarily of property and equipment, net, of $86.6 million. Of this amount, $82.6 million resides in the Americas, including $61.9 million of property subject to the sale to Gilead, $2.2 million is in EMEA, consisting primarily of the Technique building and Cretaprint equipment and leasehold improvements, and $1.8 million in APAC, consisting primarily of India leasehold improvements and equipment.

Major Customers

Xerox provided 12% of our revenue for the year ended December 31, 2012. Xerox and Ricoh each provided more than 10% of our revenue individually and together accounted for 26% of our revenue for the year ended December 31, 2011. Xerox and Canon each provided over 10% of our revenue individually and together accounted for approximately 27% of our revenue for the year ended December 31, 2010.

One customer, Xerox, had an accounts receivable balance greater than 10% of our net consolidated accounts receivable balance at December 31, 2012 and 2011, accounting for 10% and 21%, respectively.

SUPPLEMENTARY DATA

Unaudited Quarterly Consolidated Financial Information

The following table presents our operating results for each of the quarters in the years ended December 31, 2012 and 2011. The information for each of these quarters is unaudited, but has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included that are required to state fairly our unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing in this Annual Report on Form 10-K. These operating results are not necessarily indicative of the results for any future period.

	2012
(in thousands except per share data)	Q1	Q2	Q3	Q4
Revenue	$160,056	$163,901	$154,074	$174,105
Gross profit	87,667	89,792	83,077	94,285
Income from operations	7,681	10,379	4,006	11,821
Net income	6,234	7,005	13,411	56,619
Net income per basic common share	$0.14	$0.15	$0.29	$1.22
Net income per diluted common share	$0.13	$0.15	$0.28	$1.19
Capital loss due to liquidation of subsidiary	$—	$—	$—	$43,600

	2011(1)
(in thousands except per share data)	Q1	Q2	Q3	Q4
Revenue	$140,053	$141,162	$147,284	$163,057
Gross profit	78,711	78,577	82,778	90,917
Income from operations	5,068	3,368	6,158	12,739
Net income	6,249	3,615	6,124	11,477
Net income per basic common share	$0.13	$0.08	$0.13	$0.25
Net income per diluted common share	$0.13	$0.07	$0.13	$0.25
Gain on sale of minority investment in a privately held company	$—	$—	$2,866	$—

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as this term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, is engaged in a comprehensive effort to review, evaluate, and improve our controls; however, management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

We have excluded Cretaprint, FX Colors, Metrics, OPS, and Technique from our assessment of internal control over financial reporting as of December 31, 2012 because they were acquired by us during fiscal year 2012. Cretaprint, FX Colors, Metrics, OPS, and Technique are wholly owned by us with total assets and total revenue representing 10.7% and 11.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”). Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2013 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement. Information regarding the Audit Committee of our Board of Directors and information regarding an Audit Committee financial expert is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2013 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2013 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our Board of Directors is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2013 Proxy Statement.

We intend to disclose any amendment to our code of ethics, or waiver from, certain provisions of our code of ethics as applicable for our directors and executive officers, including our principal executive officer, principal financial and accounting officer, controller, or persons performing similar functions, by posting such information on our website at www.efi.com.

Item 11: Executive Compensation

The information required by this item is incorporated by reference from the information contained under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in our 2013 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth below, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2013 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 concerning securities that are authorized under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by stockholders	3,881,672	$14.19	(1)	1,829,494	(2)
Equity compensation plans not approved by stockholders	—	—		—

Total	3,881,672	$14.19		1,829,494

(1)	Calculated without taking into account 2,345,519 shares of RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.
(2)	Includes 832,546 shares available under the 2009 Plan and 996,948 shares available under the ESPP.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions, and Director Independence” in our 2013 Proxy Statement.

Item 14: Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2013 Proxy Statement.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

(1)	Index to Financial Statements

The Financial Statements required by this item are submitted in Item 8 of this Annual Report on Form 10-K as follows:

(2)	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	164

(All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto in Item 8 of this Annual Report on Form 10-K.)

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws of Electronics For Imaging, Inc., (as amended August 12, 2009)(2)

4.1	Specimen Common Stock Certificate of the Company(3)

10.1	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company(4)

10.2	Electronics For Imaging, Inc. 1999 Equity Incentive Plan as amended(5)

10.3	Amended and Restated 2000 Employee Stock Purchase Plan(6)

10.4	Electronics For Imaging, Inc. 2004 Equity Incentive Plan(7)

10.5	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan(8)

10.6	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement(9)

10.7	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement(9)

Exhibit No.	Description

10.8	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement(9)

10.9	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement(10)

10.10	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Grant Agreement(10)

10.11	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Grant Agreement(10)

10.12	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan(11)

10.13	Form of Indemnification Agreement(3)

10.14	Form of Indemnity Agreement(12)

10.15	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale(13)

10.16+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005(14)

10.17+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005(15)

10.18	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company(16)

10.19+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006(17)

10.20	Offer Letter to Vincent Pilette, dated December 29, 2010(18)

10.21	Executive Employment Agreement to Vincent Pilette, dated December 29, 2010(18)

10.22	EFI 2012 Section 16 Officer—Executive Performance Bonus Program(19)

10.23	Purchase and Sale Agreement and Joint Escrow Instructions dated as of July 18, 2012 by and between the Company and Gilead Sciences, Inc.(20)

10.24	Purchase and Sale Agreement and Joint Escrow Instructions Amendment no. 1 dated as of October 30, 2012 by and between the Company and Gilead Sciences, Inc.

10.25	Lease Agreement dated as of November 1, 2012 by and between the Company and Gilead Sciences, Inc.

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	The Company has received confidential treatment with respect to portions of these documents
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106422) on June 24, 2003 and incorporated herein by reference.
(6)	Filed as Appendix A to the Company’s Proxy Statement filed on May 21, 2009 (File No. 000-18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No.333-116548) on June 16, 2004 and incorporated herein by reference.
(8)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 000-18805) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 148197) on December 20, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 20, 2011 (File No. 000-18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 000-18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-18805) and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 7, 2006 (File No. 000-18805) and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2011 (File No. 000-18805) and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 10, 2012 (File No. 000-18805) and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 18805) and incorporated herein by reference.

(b) List of Exhibits

See Item 15(a).

(c) Consolidated Financial Statement Schedule II for the years ended December 31, 2012, 2011, and 2010.

ELECTRONICS FOR IMAGING, INC.

Schedule II

Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Charged to revenue and expenses	Charged to (from) other accounts		Deductions	Balance at end of period
Year Ended December 31, 2012
Allowance for bad debts and sales-related allowances	$12,031	$3,250	$—		$(2,431)	$12,850
Year Ended December 31, 2011
Allowance for bad debts and sales-related allowances	13,167	2,010	346	(1)	(3,492)	12,031
Year Ended December 31, 2010
Allowance for bad debts and sales-related allowances	13,050	2,525	163	(2)	(2,571)	13,167

(1)	Adjustment due to acquired bad debt allowance: Streamline
(2)	Adjustment due to acquired bad debt allowance: Radius

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

February 19, 2013	By:	/S/ GUY GECHT
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

Signature	Title	Date

/S/ GUY GECHT Guy Gecht	Chief Executive Officer, Director (Principal Executive Officer)	February 19, 2013

/S/ VINCENT PILETTE Vincent Pilette	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2013

/S/ ERIC BROWN Eric Brown	Director	February 19, 2013

/S/ GILL COGAN Gill Cogan	Director	February 19, 2013

/S/ THOMAS GEORGENS Thomas Georgens	Director	February 19, 2013

/S/ RICHARD A. KASHNOW Richard A. Kashnow	Director	February 19, 2013

/S/ DAN MAYDAN Dan Maydan	Director	February 19, 2013

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws of Electronics For Imaging, Inc., (as amended August 12, 2009)(2)

4.1	Specimen Common Stock Certificate of the Company(3)

10.1	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company(4)

10.2	Electronics For Imaging, Inc. 1999 Equity Incentive Plan as amended(5)

10.3	Amended and Restated 2000 Employee Stock Purchase Plan(6)

10.4	Electronics For Imaging, Inc. 2004 Equity Incentive Plan(7)

10.5	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan(8)

10.6	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement(9)

10.7	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement(9)

10.8	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement(9)

10.9	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement(10)

10.10	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Grant Agreement(10)

10.11	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Grant Agreement(10)

10.12	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan(11)

10.13	Form of Indemnification Agreement(3)

10.14	Form of Indemnity Agreement(12)

10.15	Lease Financing of Properties Located in Foster City, California, dated as of July 16, 2004, among the Company, Société Générale Financial Corporation and Société Générale(13)

10.16+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005(14)

10.17+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005(15)

10.18	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company(16)

10.19+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006(17)

10.20	Offer Letter to Vincent Pilette, dated December 29, 2010(18)

10.21	Executive Employment Agreement to Vincent Pilette, dated December 29, 2010(18)

Exhibit No.	Description

10.22	EFI 2012 Section 16 Officer—Executive Performance Bonus Program(19)

10.23	Purchase and Sale Agreement and Joint Escrow Instructions dated as of July 18, 2012 by and between the Company and Gilead Sciences, Inc.(20)

10.24	Purchase and Sale Agreement and Joint Escrow Instructions Amendment no. 1 dated as of October 30, 2012 by and between the Company and Gilead Sciences, Inc.

10.25	Lease Agreement dated as of November 1, 2012 by and between the Company and Gilead Sciences, Inc.

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	The Company has received confidential treatment with respect to portions of these documents
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106422) on June 24, 2003 and incorporated herein by reference.
(6)	Filed as Appendix A to the Company’s Proxy Statement filed on May 21, 2009 (File No. 000-18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No.333-116548) on June 16, 2004 and incorporated herein by reference.
(8)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 000-18805) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 148197) on December 20, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 20, 2011 (File No. 000-18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 000-18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-18805) and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 7, 2006 (File No. 000-18805) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2011 (File No. 000-18805) and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 10, 2012 (File No. 000-18805) and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 18805) and incorporated herein by reference.