Form 10-Q
period 2013-03-31
ELECTRONICS FOR IMAGING INC
filed 2013-05-01
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of Common Stock outstanding as of April 17, 2013 was 46,422,025.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$298,251	$283,996
Short-term investments, available for sale	83,210	80,966
Accounts receivable, net of allowances of $12.6 and $12.9 million, respectively	126,497	135,110
Inventories	62,164	58,343
Income taxes receivable and deferred tax assets	60,266	54,034
Other current assets	26,162	20,843

Total current assets	656,550	633,292
Property and equipment, net	85,679	86,582
Goodwill	216,530	219,383
Intangible assets, net	74,460	80,244
Deferred tax assets	55,804	52,587
Other assets	2,576	2,810

Total assets	$1,091,599	$1,074,898

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,222	$63,446
Deferred proceeds from property transaction	181,096	180,216
Accrued and other liabilities	86,794	78,945
Deferred revenue	39,616	40,229
Income taxes payable and deferred tax liabilities	5,057	7,562

Total current liabilities	384,785	370,398
Noncurrent contingent and other liabilities	7,654	17,742
Deferred tax liabilities	6,012	6,210
Noncurrent income taxes payable	31,017	29,755

Total liabilities	429,468	424,105

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 80,102 and 79,193 shares issued, respectively	801	792
Additional paid-in capital	781,011	764,870
Treasury stock, at cost, 33,572 and 33,045 shares, respectively	(581,141)	(569,576)
Accumulated other comprehensive income (loss)	(1,340)	269
Retained earnings	462,800	454,438

Total stockholders’ equity	662,131	650,793

Total liabilities and stockholders’ equity	$1,091,599	$1,074,898

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2013	2012
Revenue	$171,359	$160,056

Cost of revenue (1)	77,499	72,389

Gross profit	93,860	87,667
Operating expenses:
Research and development (1)	31,067	30,899
Sales and marketing (1)	32,736	30,917
General and administrative (1)	13,698	12,902
Restructuring and other (Note 11)	1,902	1,084
Amortization of identified intangibles	4,927	4,184

Total operating expenses	84,330	79,986

Income from operations	9,530	7,681
Interest and other income (expense), net	(2,924)	570

Income before income taxes	6,606	8,251
Benefit from (provision for) income taxes	1,756	(2,017)

Net income	$8,362	$6,234

Net income per basic common share	$0.18	$0.14

Net income per diluted common share	$0.17	$0.13

Shares used in basic per-share calculation	46,325	46,034

Shares used in diluted per-share calculation	47,986	47,359

(1)	Includes stock-based compensation expense as follows:

	2013	2012
Cost of revenue	$469	$298
Research and development	1,867	1,563
Sales and marketing	888	756
General and administrative	3,420	2,049

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended March 31,
	2013	2012
Net income	$8,362	$6,234

Net unrealized investment gains:
Unrealized holding gains, net of tax provisions of less than $0.1 and $0.1 million in 2013 and 2012, respectively	35	176
Reclassification adjustments for gains included in net income, net of tax provisions of less than $0.1 million in 2013 and 2012	(13)	(49)

Net unrealized investment gains	22	127
Currency translation adjustments, net of tax benefit (provision) of $0.5 and ($0.5) million in 2013 and 2012, respectively	(1,643)	1,200
Other	12	15

Comprehensive income	$6,753	$7,576

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$8,362	$6,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,158	6,139
Deferred taxes	(5,366)	602
Provisions for bad debt and sales-related allowances	1,337	201
Tax benefit from employee stock plans	1,885	127
Excess tax benefit from stock-based compensation	(2,013)	(385)
Provision for (release of) inventory obsolescence allowances	1,842	(35)
Stock-based compensation	6,644	4,666
Contingent consideration payments related to businesses acquired	(618)	—
Non-cash acquisition-related compensation costs	235	227
Other non-cash charges and credits	71	2,004
Changes in operating assets and liabilities	3,081	(9,814)

Net cash provided by operating activities	22,618	9,966

Cash flows from investing activities:
Purchases of short-term investments	(12,288)	(20,415)
Proceeds from sales and maturities of short-term investments	9,860	29,298
Purchases, net of proceeds from sales, of property and equipment	(2,269)	(1,307)
Businesses purchased, net of cash acquired	—	(29,106)
Proceeds from notes receivable of acquired business	—	5,216

Net cash used for investing activities	(4,697)	(16,314)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,621	6,094
Purchases of treasury stock and net settlement of restricted stock	(11,567)	(1,680)
Repayment of debt assumed through business acquisitions	(354)	(5,547)
Contingent consideration payments related to businesses acquired	(349)	—
Excess tax benefit from stock-based compensation	2,013	385

Net cash used for financing activities	(2,636)	(748)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,030)	706

Increase (decrease) in cash and cash equivalents	14,255	(6,390)
Cash and cash equivalents at beginning of year	283,996	120,058

Cash and cash equivalents at end of quarter	$298,251	$113,668

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in our Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of our financial position, operating results, comprehensive income, and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of results for the entire year.

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, we revised previously issued post-acquisition financial information to reflect adjustments to the preliminary accounting for business acquisitions as if the adjustments occurred on the acquisition date. Accordingly, we have increased goodwill and accrued and other liabilities by $1.1 million at December 31, 2012 to reflect opening balance sheet adjustments related to our acquisitions of Creta Print S.L. (“Cretaprint”), Online Print Marketing Ltd. and DataCreation Pty Ltd. together doing business as Online Print Solutions (“OPS”), and Technique, Inc. and Technique Business Systems Limited (collectively, “Technique”).

The purchase price allocations for the OPS and Technique acquisitions are preliminary and subject to change within the respective measurement periods as valuations are finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired at the respective acquisition dates during the respective measurement periods.

Restricted Cash

We are required to maintain restricted cash of $0.5 million as of March 31, 2013 related to customer agreements that were obtained through the alphagraph team GmbH (“Alphagraph”) acquisition. The current portion of $0.3 million represents the restriction that will be released within twelve months and is included in other current assets. The noncurrent portion of $0.2 million is included in other assets.

Recent Accounting Pronouncements

Fair Value Measurements. As a basis for considering market participant assumptions in fair value measurements, ASC 820, Fair Value Measurement, establishes a three-tier fair value hierarchy as more fully defined in Note 5, Investments and Fair Value Measurements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Effective in the first quarter of 2012, the primary provisions of ASU 2011-04 impacting us are the adoption of uniform terminology within U.S. GAAP and IFRS to reference fair value concepts, measuring the fair value of an equity instrument used as consideration in a business combination, and the following additional disclosures concerning fair value measurements classified as Level 3 within the fair value hierarchy:

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

Other Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Effective in the first quarter of 2012, we have opted to present total comprehensive income, the components of net income, and the components of other comprehensive income in two separate, but consecutive, statements. Under ASU 2011-05, we also have the option to present this information in a single continuous statement of comprehensive income. We previously presented the components of accumulated other comprehensive income (“OCI”) in the footnotes to our interim and annual financial statements and as a component of our statement of stockholders’ equity in our annual financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires additional disclosures about amounts reclassified out of OCI by component. Effective in the first quarter of 2013, we are required to present, either on the face of the condensed consolidated statement of operations or in the notes to our condensed consolidated financial statements, significant amounts reclassified out of OCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, we are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We have provided the required disclosure in Note 3, Balance Sheet Details, of the notes to condensed consolidated financial statements.

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

Joint and Several Liability. In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, which requires accrual of obligations resulting from joint and several liability arrangements when the total amount of the obligation is fixed at the reporting date, as the sum of the following:

•	the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and

•	any additional amount the reporting entity expects to pay on behalf of its co-obligors.

If the amount of the obligation is not fixed at the reporting date, then the related liability should be accrued in accordance with ASC 450-20, Loss Contingencies. Examples of obligations subject to ASU 2013-04 include debt arrangements, legal settlements, and contractual obligations.

ASU 2013-04 will be effective in the first quarter of 2014. We are currently evaluating its impact on our financial condition and results of operations.

Supplemental Cash Flow Information

	Three months ended March 31,
(in thousands)	2013	2012
Net cash paid for income taxes	$6,514	$382

Cash paid for interest expense	$39	$31

Acquisition related activities:
Cash paid for acquisitions, excluding contingent consideration	$—	$31,103
Cash acquired in acquisitions, excluding restricted cash	—	(1,997)

Net cash paid for acquisitions	$—	$29,106

Net cash paid for income taxes of $6.5 million includes $5.5 million related to the deferred proceeds from property transaction.

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

ASC 260-10-45-48 requires that performance-based and market-based restricted stock that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date. Accordingly, performance-based restricted stock units (“RSUs”), which vested on February 22, 2013, May 23, 2012, and February 9, 2012 based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets, and market-based RSUs, which vested on January 5, February 7, and February 11, 2013, and December 17, 2012 based on achievement of specified stock prices for defined periods, are included in the determination of net income per diluted common share as of the beginning of the period. Performance-based and market-based targets were not met with respect to any other stock options or RSUs as of March 31, 2013.

Basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 are reconciled as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Basic net income per share:
Net income available to common shareholders	$8,362	$6,234

Weighted average common shares outstanding	46,325	46,034
Basic net income per share	$0.18	$0.14

Dilutive net income per share:
Net income available to common shareholders	$8,362	$6,234

Weighted average common shares outstanding	46,325	46,034
Dilutive stock options and non-vested restricted stock	1,661	1,325

Weighted average common shares outstanding for purposes of computing diluted net income per share	47,986	47,359

Dilutive net income per share	$0.17	$0.13

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect, excluding any performance-based or market-based stock options and RSUs for which the performance criteria were not met, of less than 0.1 and 1.0 million shares for the three months ended March 31, 2013 and 2012, respectively.

3. Balance Sheet Details

	March 31, 2013	December 31, 2012
Raw materials	$32,665	$30,519
Work in process	4,725	5,847
Finished goods	24,774	21,977

	$62,164	$58,343

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers of $4.2 and $2.2 million at March 31, 2013 and December 31, 2012, respectively, is included in other current assets in our condensed consolidated balance sheets.

Product Warranty Reserves

Product warranty reserve activities are summarized as follows (in thousands):

Balance at January 1, 2012	$8,877
Accrued warranty assumed upon acquisition of Cretaprint	1,386
Provisions, net of releases	10,122
Settlements	(10,227)

Balance at December 31, 2012	$10,158
Provisions, net of releases	3,757
Settlements	(3,302)

Balance at March 31, 2013	$10,613

Other Comprehensive Income

The components of OCI as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Net unrealized investment gains	$206	$184
Currency translation gains (losses)	(1,511)	132
Other	(35)	(47)

Accumulated other comprehensive income (loss)	$(1,340)	$269

Amounts reclassified out of OCI were less than $0.1 million, net of tax, for the three months ended March 31, 2013 and 2012, respectively, and consisted of unrealized gains from investments in debt securities and are reported within interest and other income (expense), net, in our condensed consolidated statements of operations.

4. Accounts Receivable

Financing Receivables

We had financing receivables of $3.3 and $2.3 million consisting of $2.2 and $0.9 million of sales-type lease receivables and $1.1 and $1.4 million of trade receivables having a contractual maturity in excess of 360 days at March 31, 2013 and December 31, 2012, respectively. Because we do not have a significant amount of financing receivables, credit quality is evaluated on the same basis as trade receivables. We have not experienced material amounts of past due financing receivables.

Accounts Receivable Sales Arrangements

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our condensed consolidated balance sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. The recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables.

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $2.0 million during the three months ended March 31, 2013 and $4.3 million during the year ended December 31, 2012, respectively, which approximates the cash received.

We have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 30 days, which are subject to a servicing obligation. Trade receivables sold under these facilities were $3.1 million during the three months ended March 31, 2013 and $2.1 million during the year ended December 31, 2012, respectively, which approximates the cash received. We report collections from the sale of trade receivables to third parties as operating cash flows in the condensed consolidated statements of cash flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimis.

5. Investments and Fair Value Measurements

We invest our excess cash on deposit with major banks in money market, U.S. Treasury and government-sponsored entity, corporate debt, municipal, asset-backed, and mortgage-backed residential securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in the condensed consolidated balance sheets.

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

Our available-for-sale short-term investments as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2013
U.S. Government and sponsored entities	$16,922	$7	$—	$16,929
Corporate debt securities	44,349	213	(13)	44,549
Municipal securities	1,709	5	—	1,714
Asset-backed securities	11,983	49	(3)	12,029
Mortgage-backed securities – residential	7,910	85	(6)	7,989

Total short-term investments	$82,873	$359	$(22)	$83,210

December 31, 2012
U.S. Government and sponsored entities	$17,371	$7	$—	$17,378
Corporate debt securities	40,218	194	(17)	40,395
Municipal securities	1,710	3	—	1,713
Asset-backed securities	12,128	66	(2)	12,192
Mortgage-backed securities – residential	9,237	63	(12)	9,288

Total short-term investments	$80,664	$333	$(31)	$80,966

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
Corporate debt securities	$8,865	$(13)	$—	$—	$8,865	$(13)
Asset-backed securities	2,400	(3)	—	—	2,400	(3)
Mortgage-backed securities – residential	486	(3)	267	(3)	753	(6)

Total	$11,751	$(19)	$267	$(3)	$12,018	$(22)

December 31, 2012
U.S. Government and sponsored entities	$15,791	$(1)	$—	$—	$15,791	$(1)
Corporate debt securities	11,288	(17)	—	—	11,288	(17)
Asset-backed securities	1,959	(2)	—	—	1,959	(2)
Mortgage-backed securities – residential	1,263	(7)	(300)	(4)	963	(11)

Total	$30,301	$(27)	$(300)	$(4)	$30,001	$(31)

For fixed income securities that have unrealized losses as of March 31, 2013, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of March 31, 2013 were temporary in nature.

Amortized cost and estimated fair value of investments at March 31, 2013 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$30,746	$30,824
Mature in one to three years	52,127	52,386

Total short-term investments	$82,873	$83,210

For the three months ended March 31, 2013 and 2012, net realized gains (losses) of less than $0.1 million were recognized in interest and other income (expense), net, from sales of investments. As of March 31, 2013 and December 31, 2012, net unrealized gains of $0.3 million were included in OCI in the accompanying condensed consolidated balance sheets.

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of March 31, 2013 and December 31, 2012 in order of liquidity as follows (in thousands):

		Fair Value Measurements at Reporting Date using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2013
Assets:
Money market funds	$121,941	$121,941	$—	$—
U.S. Government and sponsored entities	16,929	12,200	4,729	—
Corporate debt securities	45,571	—	45,571	—
Municipal securities	1,714	—	1,714	—
Asset-backed securities	12,029	—	11,981	48
Mortgage-backed securities – residential	7,989	—	7,989	—

	$206,173	$134,141	$71,984	$48

Liabilities:
Contingent consideration, current and noncurrent	$36,148	$—	$—	$36,148
Self-insurance	1,600	—	—	1,600

	$37,748	$—	$—	$37,748

December 31, 2012
Assets:
Money market funds	$112,714	$112,714	$—	$—
U.S. Government and sponsored entities	20,177	15,214	4,963	—
Corporate debt securities	42,069	—	42,069	—
Municipal securities	1,713	—	1,713	—
Asset-backed securities	12,192	—	12,139	53
Mortgage-backed securities – residential	9,288	—	9,288	—

	$198,153	$127,928	$70,172	$53

Liabilities:
Contingent consideration, current and noncurrent	$38,050	$—	$—	$38,050
Self-insurance	1,375	—	—	1,375

	$39,425	$—	$—	$39,425

Money market funds consisted of $121.9 and $112.7 million, which have been classified as cash equivalents at March 31, 2013 and December 31, 2012, respectively. U.S. government and sponsored entities securities include $2.8 million, which have been classified as cash equivalents at December 31, 2012. Corporate debt securities include $1.0 and $1.7 million, which have been classified as cash equivalents at March 31, 2013 and December 31, 2012, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or they are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the three months ended March 31, 2013 and 2012.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs, which are directly or indirectly observable.

At March 31, 2013 and December 31, 2012, one corporate debt instrument has been classified as Level 3 due to its significantly low level of trading activity. The rollforward of Level 3 investments is not provided due to immateriality. Changes in unobservable inputs to the fair value measurement of Level 3 investments on a recurring basis will not result in a significantly higher or lower fair value measurement.

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

Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the three months ended March 31, 2013 and 2012. Accumulated other-than-temporary credit-related impairments charged to retained earnings and interest and other income (expense), net, consists of the following (in thousands):

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income (Expense), Net	Total
Accumulated impairments, net, attributable to assets still held at March 31, 2013	$58	$824	$882

Liabilities for Contingent Consideration

Acquisition-related current and noncurrent liabilities for contingent consideration (i.e., earnouts) are related to the purchase business combinations of Technique, OPS, Metrics Sistemas de Informação, Serviços e Comércio Ltda., and Metrics Sistemas de Informação e Serviço Ltda. (collectively, “Metrics”), FXcolors (“FX Colors”), and Cretaprint in 2012; Alphagraph, Entrac Technologies, Inc. (“Entrac”); and Streamline Development, LLC (“Streamline”) in 2011; and Radius Solutions Incorporated (“Radius”) in 2010. The fair value of these earnouts is estimated to be $36.1 and $38.1 million at March 31, 2013 and December 31, 2012, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.2% and 6.4%, executive retention relative to acquisition-related executive deferred compensation cost, and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Acquisition-related executive deferred compensation cost of $0.7 million, which is dependent on the continuing employment of a former shareholder of an acquired company, has been applied against the earnout as of March 31, 2013. These contingent liabilities have been reflected in the condensed consolidated balance sheet as of March 31, 2013, as a current and noncurrent liability of $29.4 and $6.7 million, respectively.

The probability of achieving the 2013 Entrac earnout performance target has been reduced. The 2012 Entrac earnout performance target was not achieved due to the delayed launch of the M500 product, which is Entrac’s next generation device. The 2012 Alphagraph earnout performance target was partially achieved. Consequently, the fair value of the Entrac and Alphagraph earnouts decreased by $0.7 and $2.1 million as of March 31, 2013 and December 31, 2012, respectively, partially offset by $0.5 and $1.7 million of earnout interest accretion related to all acquisitions, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the three months ended March 31, 2013 of $1.0 million related to the previously accrued Radius contingent consideration liability of $2.1 million. Earnout payments during the year ended December 31, 2012 of $0.6, $0.3, and $0.1 million, respectively, related to previously accrued Streamline, Radius, and FX Colors contingent consideration liabilities. The difference between the $2.1 million accrued Radius earnout liability and the amount paid represents a disputed indemnification.

Changes in the fair value of contingent consideration are summarized as follows:

Fair value of contingent consideration at January 1, 2012	$8,704

Fair value of Cretaprint contingent consideration at January 10, 2012	16,445
Fair value of FX Colors contingent consideration at April 5, 2012	190
Fair value of Metrics contingent consideration at April 10, 2012	5,582
Fair value of OPS contingent consideration at October 1, 2012	2,600
Fair value of Technique contingent consideration at November 16, 2012	4,410
Deferred compensation cost dependent on future employment	907
Changes in valuation	(432)
Payments	(968)
Foreign currency adjustment	612

Fair value of contingent consideration at December 31, 2012	$38,050

Deferred compensation cost dependent on future employment	235
Changes in valuation	(267)
Payment	(968)
Foreign currency adjustment	(902)

Fair value of contingent consideration at March 31, 2013	$36,148

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

We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 70% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. Achievement of probability-adjusted revenue of 5% less than the level assumed in the respective valuations would result in a decrease in the earnout liability of approximately $1.5 million resulting in a corresponding decrease in general and administrative expense. Likewise, a change in the discount rate of one percentage point results in either an increase of or decrease of $0.3 million in the fair value of contingent consideration.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.6 and $1.4 million as of March 31, 2013 and December 31, 2012, respectively, which are not discounted, based upon examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual as of March 31, 2013 and December 31, 2012, include total enrollment (including employee contributions), population demographics, and historical claims costs incurred, which are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

Changes in the contingent liability for self-insurance are summarized as follows:

Fair value of self-insurance liability at January 1, 2012	$1,640
Additions to reserve	12,440
Employee contributions	2,340
Less: insurance claims, stop loss premium, and administrative fees paid	(15,045)

Fair value of self-insurance liability at December 31, 2012	$1,375

Additions to reserve	2,960
Employee contributions	574
Less: insurance claims, stop loss premium, and administrative fees paid	(3,309)

Fair value of self-insurance liability at March 31, 2013	$1,600

While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted. ASU 2011-04 requires a narrative description of the sensitivity of recurring fair value measurements to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value measurement. Since the primary inputs to the fair value measurement of the self-insurance liability are the historical claims costs incurred, we reviewed the sensitivity of the fair value measurement to changes in medical cost assumptions and the severity of claims experienced by employees. A change in the severity of claims experienced or medical cost inflation of 10% results in either an increase or decrease in the fair value of the self-insurance liability of approximately $0.1 million.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities under ASC 820. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $11.1 and $3.2 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $2.7 million as of March 31, 2013 and December 31, 2012 was not material.

6. Indebtedness

Short-term borrowings of $6.9 million were assumed in the acquisition of Cretaprint on January 10, 2012. We repaid $6.7 million of these borrowings resulting in short-term borrowings remaining outstanding at March 31, 2013 and December 31, 2012, net of foreign currency translation adjustments, $0.2 million. Cretaprint indebtedness consisted primarily of notes payable to banks and lines of credit with weighted average interest rates of 5.0% and 4.5%, respectively.

Long-term indebtedness at December 31, 2012, excluding the noncurrent portion of contingent consideration, consisted of the remaining balance of $0.3 million, net of current portion, on a 6.75% building loan assumed upon the acquisition of Technique and $0.1 million of Alphagraph and Cretaprint capital lease liabilities. The Technique building mortgage, which was a ten-year loan, was fully paid during the three months ended March 31, 2013. Long-term indebtedness at March 31, 2013 consists of approximately $0.1 million of capital lease obligations.

7. Income taxes

We recognized a tax benefit of $1.8 million and a tax provision of $2.0 million on pretax net income of $6.6 and $8.3 million during the three months ended March 31, 2013 and 2012, respectively. The provisions for income taxes before discrete items as reflected in the table below were $1.9 and $2.5 million during the three months ended March 31, 2013 and 2012, respectively. The decrease in the provision for income taxes before discrete items for the three months ended March 31, 2013, compared with the same period in the prior year, is due primarily to the decrease in profitability before income taxes and benefits related to the U.S. federal research and development credit recognized only in 2013.

Primary differences between our recorded tax provision (benefit) rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2013, lower taxes on permanently reinvested foreign earnings in both years, and the tax effects of stock-based compensation expense in both years pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes. Pursuant to the American Taxpayer Relief Act of 2012, on January 2, 2013, we recognized a tax benefit of $3.2 million resulting from the retroactive renewal of the U.S. federal research and development tax credit. ASC 740-10-45-15, Income Taxes, requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date.

Our tax provision before discrete items is reconciled to our recorded provision for (benefit from) income taxes for the three months ended March 31, 2013 and 2012 as follows (in millions):

	Three months ended March 31,
	2013	2012
Provision for income taxes before discrete items	$1.9	$2.5
Interest related to unrecognized tax benefits	0.1	0.1
Provision related to reassessment of taxes resulting from the filing of prior year foreign tax returns	0.3	—
Benefit related to restructuring and other expense	(0.6)	(0.3)
Benefit related to the 2012 U.S. federal research and development tax credit	(3.2)	—
Tax deductions related to ESPP dispositions	(0.3)	(0.3)

Provision for (benefit from) income taxes	$(1.8)	$2.0

As of March 31, 2013 and December 31, 2012, the gross unrecognized tax benefits were $31.0 and $29.8 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $4.2 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our condensed consolidated statement of operations.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision. As of March 31, 2013 and December 31, 2012, we accrued $1.4 and $1.2 million, respectively, for potential payments of interest and penalties.

As of March 31, 2013, we were subject to examination by the Internal Revenue Service for the 2009-2012 tax years, state tax jurisdictions for the 2008-2012 tax years, and the Netherlands tax authority for the 2010-2012 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are required to make payments to acquired company stockholders based on the achievement of specified performance targets. The fair value of these earnouts is estimated to be $36.1 and $38.1 million at March 31, 2013 and December 31, 2012, respectively, by applying the income approach in accordance with ASC 805-30-25-5. These contingent liabilities have been reflected in the condensed consolidated balance sheet as of March 31, 2013, as a current and noncurrent liability of $29.4 and $6.7 million, respectively. The potential undiscounted amount of all future contingent consideration cash payments that we could be required to make, beyond amounts currently accrued, is $4.6 million as of March 31, 2013.

The probability of achieving the 2013 Entrac earnout performance target has been reduced. The 2012 Entrac earnout performance target was not achieved due to the delayed launch of the M500 product, which is Entrac’s next generation device. The 2012 Alphagraph earnout performance target was partially achieved. Consequently, the fair value of the Entrac and Alphagraph earnouts decreased by $0.7 and $2.1 million as of March 31, 2013 and December 31, 2012, respectively, partially offset by $0.5 and $1.7 million of earnout interest accretion related to all acquisitions, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We recognize our self-insurance expense for interim reporting purposes on a pro rata basis over the year in accordance with ASC 720-20-35-3, Insurance Costs. This approach treats usual recurring self-insurance losses as integral to annual reporting. Therefore, any expected changes in the incurred but not reported liability and related insurance recoverables that are not related to specific events are spread over the entire year.

We have accrued a contingent liability of $1.6 and $1.4 million as of March 31, 2013 and December 31, 2012, respectively, which represents an allocation of the ultimate claims cost that will be incurred through year end. The estimated liability is not discounted and is established based upon analysis of historical data supplied by our insurance carrier and an internal update of the actuarial analysis that we obtained at December 31, 2012. We will further refine our accrual at December 31, 2013 based upon appropriate actuarial analysis and estimates. The primary estimates used in the development of our accrual at March 31, 2013 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

Lease Commitments

As of March 31, 2013, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

As of March 31, 2013, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

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

In addition to its own defenses, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta and Xerox. We do not believe that our products infringe any valid claim of Digitech’s patent. We have filed our response to the action, denying infringement and arguing that the patent at issue is not valid. Nevertheless, because this proceeding is in the preliminary discovery stage and litigation is inherently uncertain, we are not in a position to determine whether a loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

Durst Fototechnik Technology GmbH (“Durst”) v. Electronics for Imaging GmbH (“EFI GmbH”) and EFI, et al.

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany (“Regional Court”), alleging infringement of a German patent. The Regional Court preliminarily determined that the white base coat printing method in our GS and QS super-wide format printer product lines infringes the Durst patent. We have appealed this preliminary decision to the Higher Regional Court of Dusseldorf.

In a separate action, we have challenged the validity of the Durst patent in the German Federal Patent Court. We believe that the Durst patent is invalid in light of prior art. German courts in Mannheim and Karlsruhe reached a similar conclusion in litigation involving a Durst utility model right on related technology. We expect that the Federal Patent Court will issue a preliminary opinion on the validity of the patent after July 2013. The Federal Patent Court has set the matter for hearing on October 23, 2013.

Although we do not believe that Durst’s infringement claims are valid and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected by an assessment of damages or potential issuance of an injunction by the Regional Court. We are currently assessing whether we can provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the number of printers in Germany with the relevant feature at the time the court makes its final determination of infringement, and an assessment of the cost related to an injunction, if an injunction is ultimately issued.

N.V. Perfectproof Europe (“Perfectproof”) v. Electronics For Imaging GmbH (“BEST”)

On December 31, 2001, Perfectproof filed a complaint against BEST GmbH, currently Electronics For Imaging, GmbH (“BEST”) in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EU 0.6 million for such termination and additional damages of EU 0.3 million, or a total of approximately $1.2 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and questioned its jurisdiction over the claim. Perfectproof appealed, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and remanded the case to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof again appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case; that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement; and that as such, the agreement required reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an expert to review the parties’ records and address certain questions relevant in assessing Perfectproof’s damages claim. On October 19, 2011, the expert issued its final report itemizing damages that are, in the aggregate, significantly less than the amount claimed by Perfectproof. The final determination of damages will not be binding until it is approved or adopted by the court. The Court of Appeal has not determined the date of the hearing, but we expect the date of the hearing to be determined by the end of 2013.

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

KERAjet S.A (“Kerajet”) vs. Cretaprint

In May 2011, Jose Vicente Tomas Claramonte, the President of Kerajet, filed an action against Cretaprint in the Commercial Court in Valencia, Spain, alleging, among other things, that certain Cretaprint products infringe a patent held by Mr. Claramonte. In conjunction with our acquisition of Cretaprint, which closed on January 10, 2012, we assumed potential liability in this lawsuit.

A trial was held on October 4, 2012 and on January 2, 2013 the court ruled in favor of Cretaprint concluding that the Cretaprint products do not infringe the Claramonte patent. Mr. Claramonte appealed the ruling on January 30, 2013.

In conjunction with our defense of the claims by Mr. Claramonte, EFI filed affirmative actions against Mr. Claramonte in the United Kingdom (“U.K.”), Italy, and Germany alleging, among other things, that the Claramonte patent is not valid and/or that Cretaprint’s products do not infringe the patent. The court in the U.K. has issued a default judgment of non-infringement by Cretaprint. The actions in Italy and Germany remain pending.

Because the former owners of Cretaprint agreed to indemnify EFI against any potential liability in the event that Mr. Claramonte were to prevail in his action against Cretaprint, we accrued a contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date and we accrued a contingent asset based on the portion of any liability for which the former Cretaprint owners would indemnify EFI. The net obligation accrued in the opening balance sheet on the acquisition date is EU 2.5 million (or approximately $3.3 million).

Other Matters

As of March 31, 2013, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

We sell VUTEk super-wide format ultra-violet (“UV”), light emitting (“LED”), and textile dye sublimation industrial digital inkjet printers and ink to commercial photo labs, large sign shops, graphic screen printers, specialty commercial printers, and digital and billboard graphics providers serving the out-of-home advertising and industrial specialty print segments by printing point of purchase displays, signage, banners, fleet graphics, building wraps, art exhibits, customized architectural elements, and other large graphic displays. We sell EFI hybrid and flatbed UV wide format graphics printers to the mid-range industrial digital inkjet printer market. We sell Jetrion label and packaging digital inkjet printing systems, custom high-performance integration solutions, and specialty inks to the converting, packaging, and direct mail industries. We sell Cretaprint ceramic tile decoration digital inkjet printers to the ceramic tile industry.

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

Fiery, which consists of print servers, controllers, and digital front ends (“DFEs”) that transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone print servers connected to digital copiers and other peripheral devices, (ii) embedded and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our controller solutions such as Fiery Central, Command WorkStation, and MicroPress, (iv) Entrac, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

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

Gross profit information, excluding stock-based compensation expense, for the three months ended March 31, 2013 and 2012 is summarized as follows (in thousands):

	Three months ended March 31,
	2013	2012
Industrial Inkjet
Revenue	$80,303	$75,092
Gross profit	31,981	29,486
Gross profit percentages	39.8%	39.3%
Productivity Software
Revenue	$27,729	$24,069
Gross profit	19,924	17,165
Gross profit percentages	71.9%	71.3%
Fiery
Revenue	$63,327	$60,895
Gross profit	42,424	41,314
Gross profit percentages	67.0%	67.8%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three months ended March 31,
	2013	2012
Segment gross profit	$94,329	$87,965
Stock-based compensation expense	(469)	(298)

Gross profit	$93,860	$87,667

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

March 31, 2013	Industrial Inkjet	Productivity Software	Fiery
Goodwill	$60,158	$92,017	$64,355
Identified intangible assets, net	39,161	32,575	2,724
Tangible assets, net of liabilities	80,497	(16,884)	25,724

Net tangible and intangible assets	$179,816	$107,708	$92,803

December 31, 2012
Goodwill	$59,944	$93,799	$64,526
Identified intangible assets, net	41,103	36,141	3,000
Tangible assets, net of liabilities	81,370	(13,926)	26,304

Net tangible and intangible assets	182,417	116,014	93,830

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

Our revenue by ship-to destination for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three months ended March 31,
	2013	2012
Americas	$93,897	$82,181
Europe, Middle East, and Africa (“EMEA”)	50,046	55,126
Asia Pacific (“APAC”)	27,416	22,749
Japan	7,219	6,952
Rest of World (“ROW”)	20,197	15,797

Total revenue	$171,359	$160,056

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge monetary assets and liabilities, including intercompany transactions, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, be recorded as assets or liabilities in our condensed consolidated balance sheet. As permitted, foreign exchange contracts with notional amounts of $2.7 million and net asset/liability fair values that are immaterial have been designated for cash flow hedge accounting treatment at March 31, 2013 and December 31, 2012. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated revenue in Europe, Japan, the U.K., Latin America, Australia, and New Zealand and are primarily related to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge our remeasurement exposure associated with a Euro-denominated intercompany loan that was used to fund an acquisition. As of March 31, 2013, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

By their nature, derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movement is expected to offset the market risk of the underlying transactions, assets, and liabilities being hedged (e.g., operating expense exposure in Indian rupees) or the settlement of the Euro-denominated intercompany loan. We do not believe there is a significant risk of loss from non-performance by the counterparties associated with these instruments because these transactions are executed with a diversified group of major financial institutions. Further, by policy we deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Foreign currency derivative contracts with notional amounts of $2.7 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at March 31, 2013 and December 31, 2012. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Consolidated Statement of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Forward contracts not designated as hedging instruments with notional amounts of $8.4 and $0.5 million are used to hedge foreign currency balance sheet exposures at March 31, 2013 and December 31, 2012, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest and other income (expense), net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities. Forward contracts not designated as hedging instruments at March 31, 2013, include the hedge of the Euro-denominated intercompany loan with a notional amount of $7.7 million.

11. Restructuring and Other

During the three months ended March 31, 2013 and 2012, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. We announced restructuring plans to better align our costs with revenue levels and the current economic environment and to re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to lower our quarterly operating expense run rate in the Fiery operating segment as well as targeted reductions in the Industrial Inkjet operating segment. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820, Fair Value Measurement.

We recorded restructuring and other charges of $1.9 and $1.1 million for the three months ended March 31, 2013 and 2012, respectively, primarily consisting of restructuring, severance, retention, and charges to downsize or relocate our facilities. Restructuring and severance costs of $1.0 and $0.8 million resulted from head count reductions of 34 and 28 for the three months ended March 31, 2013 and 2012, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs. Integration expenses of $0.6 and $0.1 million were incurred during the three months ended March 31, 2013 and 2012, respectively, primarily related to the Cretaprint, Metrics, OPS, and Technique acquisitions in 2013 and the Cretaprint acquisition in 2012. Retention expenses of $0.2 million were accrued during the three months ended March 31, 2013 and 2012 associated with the Cretaprint acquisition. Facilities relocation expenses of $0.1 million were accrued during the three months ended March 31, 2013 resulting from preliminary costs related to the relocation of our corporate headquarters facility and the relocation of certain manufacturing locations.

Restructuring and other reserve activities for the three months ended March 31, 2013 and 2012 are summarized as follows (in thousands):

	2013	2012
Reserve balance at January 1,	$1,670	$1,870
Restructuring charges	695	656
Other charges	1,207	428
Non-cash retention charge	(235)	(227)
Payments	(1,175)	(1,516)

Reserve balance at March 31,	$2,162	$1,211

12. Stock-based Compensation

We account for stock-based payment awards in accordance with ASC 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all equity awards granted to our employees and directors, including employee stock options, RSUs, and ESPP purchases related to all stock-based compensation plans based on the fair value of such awards on the date of grant. We amortize stock-based compensation cost on a graded vesting basis over the vesting period, after assessing the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.

Stock-based compensation expense related to stock options, ESPP purchases, and RSUs under ASC 718 for the three months ended March 31, 2013 and 2012 is summarized as follows (in thousands):

	Three months ended March 31,
	2013	2012
Employee stock options	$438	$138
Non-vested RSUs	5,272	3,931
ESPP	934	597

Total stock-based compensation	6,644	4,666
Tax effect on stock-based compensation	(1,934)	(1,532)

Net effect on net income	$4,710	$3,134

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

No stock options were granted during the three months ended March 31, 2013 and 2012. The estimated per share weighted average fair value of ESPP shares issued and the assumptions used to estimate fair value for the three months ended March 31, 2013 and 2012 are as follows:

	ESPP
	Three months ended March 31,
	2013	2012
Weighted average fair value per share	$6.68	$5.64
Expected volatility	29% - 38%	38% - 49%
Risk-free interest rate	0.1% - 0.3%	0.1% - 0.2%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable as of March 31, 2013 and activity for the three months ended March 31, 2013 is as follows (in thousands, except weighted average exercise price and remaining contractual term):

	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2013	1,536	$14.19
Options granted	—	—
Options forfeited and expired	(34)	25.16
Options exercised	(348)	11.46

Options outstanding at March 31, 2013	1,154	$14.69	3.60	$12,351

Options vested and expected to vest at March 31, 2013	1,122	$14.68	3.54	$12,028

Options exercisable at March 31, 2013	832	$14.71	2.89	$8,903

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at March 31, 2013.

Non-vested RSUs as of March 31, 2013 and activity during the three months ended March 31, 2013 are summarized below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2013	$2,345	$15.26
Restricted stock granted	263	23.52
Restricted stock vested	(266)	15.36
Restricted stock forfeited	(145)	16.74

Non-vested at March 31, 2013	$2,197	$16.14

The grant date fair value of RSUs vested during the three months ended March 31, 2013 was $4.1 million. The aggregate intrinsic value at March 31, 2013 for RSUs expected to vest was $49.8 million and the remaining weighted average vesting period was 1.1 years. Aggregate intrinsic value for RSUs expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of March 31, 2013.

Performance-based and Market-based Stock Options and RSUs

RSUs granted during the three months ended March 31, 2013 included 237,179 performance-based RSUs, which vest when specified performance criteria are met based on 2013 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $5.5 million, which is being amortized over their service periods of 1.0 year. The probability of achieving these awards was determined based on review of the actual results achieved by each business unit during the three months ended March 31, 2013 compared with the 2013 operating plan as well as the overall strength of the business unit within EFI. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the year, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. As of March 31, 2013, 237,179 performance-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2012 included 282,850 performance-based RSUs, which vest when specified performance criteria are met based on 2012 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $4.9 million, which is being amortized over their service periods of 1.0 year. The performance criteria were achieved with respect to approximately 58% of these RSUs as of December 31, 2012. Accordingly, these RSUs vested on February 22, 2013 when the associated service requirements were met and the achievement of the performance criteria was certified by the board of directors.

RSUs granted during the year ended December 31, 2012 included 191,594 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2012 and the second quarter of 2015; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $3.0 million, which is being amortized over their average derived service periods of 3.0 years. The probability of achieving these awards was determined based on review of the actual results achieved by each business unit during the three months ended March 31, 2013 compared with the 2013 operating plan as well as the overall strength of the business unit within EFI. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. As of March 31, 2013, 191,594 performance-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2011 included 90,000 market-based RSUs, which vest when our average closing stock price exceeds defined multiples of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. If these multiples are not achieved by January 5, 2018, the awards are forfeited. The grant date fair value was estimated to be $1.1 million and is being amortized over the average derived service period of 3.93 years. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 2.9% and an implied volatility of 40%. On February 7, 2013 and May 10, 2011, 59,000 market-based RSUs vested due to achievement of the threshold multiple of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. As of March 31, 2013, 31,000 market-based RSUs remain outstanding. These RSUs vested on April 1, 2013.

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

RSUs granted during the year ended December 31, 2011 included 195,156 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2011 and the second quarter of 2014; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $3.0 million, which is being amortized over their average derived service periods of 3.0 years. The probability of achieving these awards was determined based on review of the actual results achieved by each business unit during the three months ended March 31, 2013 compared with the 2013 operating plan as well as the overall strength of the business unit within EFI. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. On May 23, 2012, 64,909 performance-based RSUs vested due to achievement of the threshold level of revenue and non-GAAP operating income targets during four consecutive quarters between the second quarter of 2011 and the first quarter of 2012. As of March 31, 2013, 126,086 performance-based RSUs remain outstanding.

RSUs and stock options granted during the year ended December 31, 2009 included 98,000 market-based RSUs and 294,076 market-based stock options. These awards vest when our average closing stock price exceeds defined multiples of the June 18 or August 28, 2009 closing stock prices for 20 consecutive trading days. If these multiples are not achieved by June 18 or August 28, 2016, respectively, the awards are forfeited. The grant date fair value was estimated to be $0.9 million for the RSUs and $1.7 million for the stock options, which are being amortized over their average derived service periods of 4.35 and 4.88 years, respectively. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and 3.1%, respectively, and an implied volatility of 50%. On December 17, 2012, January 10, 2011, and January 3, 2011, an aggregate of 53,670 market-based RSUs vested due to achievement of the threshold multiple of the June 18 and August 28, 2009 closing stock prices, respectively, for 20 consecutive trading days. On April 27, 2011, an aggregate of 59,598 market-based stock options vested due to achievement of the threshold multiple. On January 14, 2013, February 11, 2013, and March 25, 2013, an aggregate of 131,118 market-based stock options and on February 13, 2013, 24,330 market-based RSUs vested due to achievement of the threshold multiple. As of March 31, 2013, no market-based RSUs and stock options remain unvested.

Stock options granted during the year ended December 31, 2009 included 32,674 performance-based stock options. These performance-based stock options vest when our annual non-GAAP return on equity exceeds defined thresholds of the 2008 non-GAAP return on equity. Non-GAAP return on equity is defined as non-GAAP net income divided by stockholders’ equity. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain recurring and non-recurring expenses, and the tax effects of these adjustments. If these defined thresholds are not achieved by August 28, 2016, the stock options are forfeited. The grant date fair value was estimated to be $0.1 million, which is being amortized over the average derived service period of 3.71 years. On December 31, 2011, 5,298 of these performance-based stock options vested due to achievement of the initial non-GAAP return on equity growth threshold. As of March 31, 2013, 15,540 performance-based stock options remain unvested.

13. Common Stock Repurchase Programs

On August 31, 2012, the board of directors approved the repurchase of $100 million of outstanding common stock. This authorization expires in February 2014. Under this publicly announced plan, we repurchased 1.3 million shares for an aggregate purchase price of $22.9 million during the year ended December 31, 2012 and 0.2 million shares for an aggregate purchase price of $5.0 million during the three months ended March 31, 2013.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In addition, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered 0.3 and 0.1 million shares for an aggregate purchase price of $6.6 and $1.7 million during the three months ended March 31, 2013 and 2012, respectively.

These repurchased shares are recorded as treasury stock and are accounted for under the cost method thereby reducing shares outstanding. None of these repurchased shares of common stock have been cancelled. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

14: Deferred Proceeds from Property Transaction

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead Sciences, Inc. (“Gilead”) for $179.7 million. We will continue to use the facility for up to one year for which rent is not required to be paid. We are accounting for this transaction as a financing transaction related to our continued use of the facility and a sublease receivable relative to Gilead’s use of a portion of the facility. Our use of the facility during the rent-free period constitutes a form of continuing involvement that prevents gain recognition. We have recorded interest expense on the financing obligation at our incremental borrowing rate and increased the financing obligation by the same amount, which resulted in total deferred proceeds from property transaction of $181.1 million at March 31, 2013. We have recorded sublease income at an implied market rate from Gilead and recorded a sublease receivable for the same amount. We will vacate the facility during the fourth quarter of 2013. At that date, we will have no continuing involvement with the property and will account for the transaction as a property sale thereby recognizing a gain of approximately $117 million on the sale of the property, which represents the difference between the sales proceeds and the carrying value of the property and related assets as well as any direct incremental costs associated with the sale.

The assets subject to this sale of $63.3 million as of March 31, 2013 include property and equipment, net, of $61.2 million and current assets of $2.1 million. The sold assets include the $56.9 million facility, $2.9 million of related land, and $2.1 million of leasehold and land improvements, net of accumulated depreciation of $0.7 million. The buildings and improvements will be subject to depreciation over their normal useful lives until the property is no longer used by us. Current assets include $0.4 million of direct transaction costs, $0.5 million of previously capitalized lease financing and other costs, and an imputed sublease receivable of $1.2 million.

We will incur imputed financing and depreciation expenses, net of imputed sublease income, of approximately $1.7 million until we vacate the building during the fourth quarter of 2013 when we will recognize a gain on sale of building and land of approximately $117 million.

15: Subsequent Event

On April 26, 2013, we purchased an approximately 119,000 square feet cold shell building located at 6750 Dumbarton Circle, Fremont, California, the related land, and certain other property improvements from John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee for a total purchase price of $21.5 million.

We also entered into a 15-year lease agreement with John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee (collectively, the “Landlord”), pursuant to which the Company will lease approximately 58,000 square feet of an adjacent two-story building located at 6700 Dumbarton Circle, Fremont, California. The lease is scheduled to commence on September 1, 2013. Our rent obligation consists of a base rent for the 15-year lease term in the aggregate amount of $18.4 million, together with all taxes related to the Leased Premises, all insurance premiums, our pro rata share of certain expenses, and certain other charges, costs, and expenses. The Landlord will pay costs of the build-out of up to $4.5 million and we will pay the costs of any tenant improvements beyond that amount. We have an option to extend the lease term for five or ten years. During the initial lease term, we also have certain rights of first refusal to (i) lease the remaining portion of the leased facility and/or (ii) purchase the facility.

This location will serve as our new worldwide corporate headquarters. We plan to relocate our current headquarters no later than October 31, 2013.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the condensed consolidated financial statements and notes thereto included elsewhere in this Report. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements.

Business Overview

We are a world leader in customer-centric digital printing innovation focused on the transformation of the printing, packaging, and decorative industries from the use of traditional analog based presses to digital on-demand printing.

Our products include industrial super-wide and wide format, label and packaging, and ceramic tile decoration digital inkjet printers that utilize our digital ink; print production workflow, web-to-print, cross-media marketing, and business process automation solutions; and color digital print controllers creating an on-demand digital printing ecosystem. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our digital industrial inkjet printers. Our inks include digital UV and LED ink, of which we are the largest world-wide manufacturer, and textile dye sublimation ink. Our product portfolio includes inkjet products (“Industrial Inkjet”) including VUTEk super-wide and EFI wide format industrial digital inkjet printers, Jetrion label and packaging digital inkjet printing systems, ink for each of these printers, and Cretaprint digital inkjet printers for ceramic tile decoration; print production workflow, web-to-print, cross-media marketing, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing industry; and Fiery digital controllers, digital print servers, and digital front ends (“DFEs”) (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the three months ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three months ended March 31, 2013 were as follows:

•

Our results for the three months ended March 31, 2013 compared with the three months ended March 31, 2012 reflect revenue growth, consistent gross profit percentage, reduced operating expenses as a percentage of revenue and improved profitability. Our revenue growth was driven by increased revenue in all three operating segments. We completed our acquisitions of Cretaprint, Metrics, OPS, and Technique in 2012. Their results are included in our results of operations subsequent to their respective acquisition dates.

•

Our consolidated revenue increased by 7%, or $11.3 million, during the three months ended March 31, 2013, compared with the three months ended March 31, 2012. Industrial Inkjet, Productivity Software, and Fiery revenue increased by $5.2, $3.7, and $2.4 million, respectively, during the three months ended March 31, 2013, as compared with the three months ended March 31, 2012.

•

Industrial Inkjet revenue increased by 7% during the three months ended March 31, 2013, compared with the three months ended March 31, 2012. The Industrial Inkjet revenue increase was led by significantly increased UV and LED ink revenue, strong demand for our GS3250LX and GS2000LX UV- curing digital inkjet printers incorporating “cool cure” LED technology, which were launched in 2011, acceptance of the QS2Pro and QS3Pro UV hybrid digital inkjet printers, which were launched in 2012, the successful launch of our next generation Cretaprint ceramic tile decoration digital inkjet printer, increased sales of label and packaging digital inkjet printing systems resulting from the launch of the 4900M-330, which is the 13 inch version of our modular 4900 printer, and increased service revenue.

•

Productivity Software revenue increased by 15% during the three months ended March 31, 2013, compared with the three months ended March 31, 2012. Our Productivity Software revenue is benefiting from the need for printing companies to improve productivity and efficiency through business process automation. Metrics, which closed during the second quarter of 2012; and OPS and Technique, which closed during the fourth quarter of 2012 contributed to our revenue growth. The acquisitions of OPS, Technique, Prism Group Holdings Limited (“Prism”), Alphagraph, and Radius have increased the international presence of our Productivity Software business and, specifically, the acquisition of Metrics has increased our Latin American presence. Our acquisitions have significantly increased our recurring maintenance revenue base.

•

Fiery revenue increased by 4% during the three months ended March 31, 2013, compared with the three months ended March 31, 2012. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue increase is primarily due to new product launches by these printer manufacturers resulting in increased controller and embedded server revenue, as well as the launch of the Fiery FS100 server platform.

•

Our gross profit percentage was comparable at 55% during the three months ended March 31, 2013 and 2012. Comparable revenue mix and gross profit percentages among our three operating segments resulted in a comparable overall gross profit percentage between the periods.

•

Operating expenses were 49% of revenue during the three months ended March 31, 2013, compared to 50% of revenue during the three months ended March 31, 2012. Operating expenses increased by $4.3 million during the three months ended March 31, 2013, compared with the three months ended March 31, 2012, but decreased as a percentage of revenue due to the 7% increase in revenue during the three months ended March 31, 2013. The increase in operating expenses was primarily driven by head count increases related to our business acquisitions, variable compensation due to improved profitability, commission payments resulting from increased revenue, and non-recurring engineering expenses related to our product launches, partially offset by targeted head count reductions undertaken to lower our quarterly operating expense run rate in the Fiery and Industrial Inkjet operating segments.

•

Interest and other income (expense), net, was a loss of $2.9 million during the three months ended March 31, 2013 compared to a gain of $0.6 million during the three months ended March 31, 2012. This fluctuation of $3.5 million is primarily due to imputed interest expense of $0.9 million related to the deferred proceeds from sale of building and land, and a foreign currency fluctuation of $2.5 million between the periods. This foreign currency fluctuation was the result of a $2.2 million foreign exchange loss resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reais, and Indian rupees) compared with a $0.3 million foreign exchange gain in the prior year.

•

We recognized a tax benefit of $1.8 million and a tax provision of $2.0 million on pretax net income of $6.6 and $8.3 million during the three months ended March 31, 2013 and 2012, respectively. Pursuant to the American Taxpayer Relief Act of 2012, on January 2, 2013, we recognized a tax benefit of $3.2 million resulting from the retroactive renewal of the U.S. federal research and development tax credit. ASC 740-10-45-15, Income Taxes, requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date. Accordingly, the portion of the retroactive credit that related to 2012 was entirely recognized on January 2, 2013.

Results of Operations

The following table presents items in our condensed consolidated statements of operations as a percentage of total revenue for the three months ended March 31, 2013 and 2012. These operating results are not necessarily indicative of our results for any future period.

	Three months ended March 31,
	2013	2012
Revenue	100%	100%
Gross Profit	55	55
Operating expenses:
Research and development	18	19
Sales and marketing	19	19
General and administrative	8	8
Restructuring and other	1	1
Amortization of identified intangibles	3	3

Total operating expenses	49	50

Income from operations	6	5
Interest and other income (expense), net	(2)	—

Income before income taxes	4	5
Provision for income taxes	1	(1)

Net income	5%	4%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

•

“Industrial Inkjet,” which consists of our VUTEk super-wide and EFI wide format industrial digital inkjet printers, Jetrion label and packaging digital inkjet printing systems, Cretaprint digital inkjet printers for ceramic tile decoration, and related ink, parts, and services.

We sell VUTEk super-wide format UV, LED, and textile dye sublimation industrial digital inkjet printers and ink to commercial photo labs, large sign shops, graphic screen printers, specialty commercial printers, and digital and billboard graphics providers serving the out-of-home advertising and industrial specialty print segments by printing point of purchase displays, signage, banners, fleet graphics, building wraps, art exhibits, customized architectural elements, and other large graphic displays. We sell EFI hybrid and flatbed UV wide format graphics printers to the mid-range industrial digital inkjet printer market. We sell Jetrion label and packaging digital inkjet printing systems, custom high-performance integration solutions, and specialty inks to the converting, packaging, and direct mail industries. We sell Cretaprint ceramic tile decoration digital inkjet printers to the ceramic tile industry.

•

“Productivity Software,” which consists of (i) our business process automation software, including Monarch, PSI, Logic, PrintSmith, and PrintFlow; (ii) Pace, our business process automation software that is available in a cloud-based environment; (iii) Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; (iv) Online Print Solutions, our cloud-based e-commerce software that provides web-to-print, publishing, and cross-media marketing solutions over the internet; (v) Radius, our business process automation software for label and packaging printers; (vi) PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; (vii) Prism, Metrics, and Technique, our business process automation solutions for the printing and packaging, publication, commercial, and direct marketing print industries; and (viii) Alphagraph, which includes business process automation solutions for the graphic arts industry.

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

•

“Fiery,” which consists of print servers, controllers, and DFEs that transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone print servers connected to digital copiers and other peripheral devices, (ii) embedded and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our controller solutions such as Fiery Central, Command WorkStation, and MicroPress, (iv) Entrac, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

On a sequential basis, revenue during the first quarter of 2013 decreased by $2.7 million, or 2%, compared to fourth quarter 2012 results, due to decreased Industrial Inkjet and Productivity Software revenue of 6.9% and 5.8%, respectively, partially offset by increased Fiery revenue of 8.3%. The Fiery revenue increase was primarily due to new products launched by the leading printer manufacturers leading to increased controller and embedded server revenue, as well as the launch of the Fiery FS100 server platform. The Industrial Inkjet and Productivity Software sequential revenue decrease was primarily due to reduced demand during the first quarter as companies re-set their capital budgets at the beginning of the year, which is consistent from year to year.

Revenue by Operating Segment for the Three Months Ended March 31, 2013 and 2012

Our revenue by operating segment for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three months ended March 31,
	2013	Percent of total	2012	Percent of total	Change
					$	%
Industrial Inkjet	$80,303	47%	$75,092	47%	$5,211	7%
Productivity Software	27,729	16	24,069	15	3,660	15
Fiery	63,327	37	60,895	38	2,432	4

Total revenue	$171,359	100%	$160,056	100%	$11,303	7%

Overview

Our consolidated revenue increased by approximately 7%, or $11.3 million, from $160.1 million for the three months ended March 31, 2012 to $171.4 million for the three months ended March 31, 2013 consisting of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $5.2, $3.7, and $2.4 million, respectively. Our revenue growth was primarily driven by the strength of our Industrial Inkjet operating segment in the digital printing markets in which it participates, the benefits of the acquisition strategy in our Productivity Software operating segment, and the recent product launches in the Fiery operating segment.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 7% during the three months ended March 31, 2013, compared with the three months ended March 31, 2012. We continue to experience growth resulting from the ongoing analog to digital and solvent to UV migration. The Industrial Inkjet revenue increase was led by significantly increased UV ink revenue, strong demand for our GS3250LX and GS2000LX UV- curing digital inkjet printers incorporating “cool cure” LED technology, which were launched in 2011, acceptance of the QS2Pro and QS3Pro UV hybrid digital inkjet printers, which were launched in 2012, the successful launch of our next generation Cretaprint ceramic tile decoration digital inkjet printer, increased sales of label and packaging digital inkjet printing systems resulting from the launch of the 4900M-330, which is the 13 inch version of our modular 4900 printer, and increased service revenue. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage. The QS2Pro and QS3Pro printers were re-designed based on GS technology to replace the QS product line, thereby resulting in many operational efficiencies including interchangeability of components and consistent technology between the GS and QS product lines.

Productivity Software Revenue

Productivity Software revenue increased by 15% during the three months ended March 31, 2013, compared with the three months ended March 31, 2012. Productivity Software revenue benefited from our acquisition of Metrics, which closed during the second quarter of 2012 and our acquisitions of OPS and Technique, which closed during the fourth quarter of 2012. The acquisitions of OPS, Technique, Prism, Alphagraph, and Radius have increased the international presence of our Productivity Software business and, specifically, the acquisition of Metrics has increased our Latin American presence. Our acquisitions have significantly increased our recurring maintenance revenue base. The economic downturn has benefited this operating segment, which focuses on the automation of printing business functions thereby improving productivity and cost reduction by our customers.

Fiery Revenue

Fiery revenue increased by 4% during the three months ended March 31, 2013, compared with the three months ended March 31, 2012. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue increase is primarily due to new product launches by these printer manufacturers resulting in increased controller and embedded server revenue, as well as the launch of the Fiery FS100 server platform.

Revenue by Geographic Area for the Three Months Ended March 31, 2013 and 2012

Our revenue by geographic area for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three months ended March 31,
	2013	Percent of total	2012	Percent of total	Change
					$	%
Americas	$93,897	55%	$82,181	51%	$11,716	14%
EMEA	50,046	29	55,126	35	(5,080)	(9)
APAC	27,416	16	22,749	14	4,667	21
Japan	7,219	4	6,952	4	267	4
ROW	20,197	12	15,797	10	4,400	28

Total revenue	$171,359	$100%	$160,056	$100%	$11,303	7%

Americas revenue increased by 14% for the three months ended March 31, 2013 compared with the three months ended March 31, 2012, resulting from increased revenue in all three of our operating segments.

EMEA revenue decreased by 9% for the three months ended March 31, 2013 compared with the three months ended March 31, 2012, primarily due to:

•

decreased Industrial Inkjet revenue resulting from the weak European economy, the shift of the ceramic tile industry from southern Europe (e.g., Spain and Italy) to the emerging markets in China, India, and Indonesia, and trade show timing,

•

increased Productivity Software revenue primarily due to growth across our portfolio of products in the U.K., our 2012 business acquisitions of OPS and Technique, supported by increased Monarch, Radius, and Alphagraph revenue, and

•	modest Fiery revenue growth as comparable to the prior year.

Japan revenue increased by 4% for the three months ended March 31, 2013, compared with the three months ended March 31, 2012, primarily due to a small increase in Fiery revenue.

ROW revenue increased by 28% for the three months ended March 31, 2013, compared with the three months ended March 31, 2012, primarily due to accelerated revenue growth in APAC in all three operating segments, and especially ceramic tile decoration digital inkjet printer revenue growth related to the ongoing shift of the ceramic tile industry from southern Europe to the emerging markets in China, India, and Indonesia has accelerated revenue growth in APAC.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery printer and copier related products to a relatively small number of leading printer manufacturers. For the three months ended March 31, 2013, Xerox provided approximately 12% of our revenue in the aggregate. For the three months ended March 31, 2012, two customers – Ricoh and Xerox – each provided more than 10% of our revenue individually and approximately 22% of revenue in the aggregate.

Our reliance on revenue from the leading printer manufacturers continued to decrease during the three months ended March 31, 2013 due to the change in mix between our operating segments. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on the leading printer manufacturers to design, develop, and integrate Fiery technology into their print engine as described above. No assurance can be given that our relationships with these and other printer manufacturers will continue or that we will successfully increase the number of printer manufacturing customers or the size of our existing relationships. We expect that if we continue to increase our revenue in the Industrial Inkjet and Productivity Software operating segments, the percentage of our revenue from printer manufacturing customers will continue to decrease.

We intend to continue to develop new products and technologies for each of our product lines including new generations of super-wide and wide format printers, tile imaging printers, server and controller products, and other new product lines, and to distribute those new products to or through current and new printer manufacturers, distributors, and end users in 2013 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

Gross Profit

Gross Profit by Operating Segment for the Three Months Ended March 31, 2013 and 2012

Gross profit by operating segment, excluding stock-based compensation, for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three months ended March 31,
	2013	2012
Industrial Inkjet
Revenue	$80,303	$75,092
Gross profit	31,981	29,486
Gross profit percentages	39.8%	39.3%
Productivity Software
Revenue	$27,729	$24,069
Gross profit	19,924	17,165
Gross profit percentages	71.9%	71.3%
Fiery
Revenue	$63,327	$60,895
Gross profit	42,424	41,314
Gross profit percentages	67.0%	67.8%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three months ended March 31,
	2013	2012
Segment gross profit	$94,329	$87,965
Stock-based compensation expense	(469)	(298)

Gross profit	$93,860	$87,667

Overview

Our gross profit percentage was 54.8% of revenue during the three months ended March 31, 2013 and 2012.

Industrial Inkjet Gross Profit

For the three months ended March 31, 2013, the Industrial Inkjet gross profit percentage was 39.8% compared to 39.3% for the three months ended March 31, 2012. The Industrial Inkjet gross profit percentage improved compared with the prior year primarily due to increased higher margin ink revenue and fixed manufacturing costs being spread over higher Industrial Inkjet revenue, partially offset by lower printer margins primarily due to new product launches.

Productivity Software Gross Profit

For the three months ended March 31, 2013, the Productivity Software gross profit percentage was 71.9% compared to 71.3% for the three months ended March 31, 2012. The Productivity Software gross profit percentage improved compared with the prior year primarily due to efficiencies gained through increased revenue and the achievement of post-acquisition cost synergies. The increase in Productivity Software revenue aided the gross profit percentage due to the fixed component included within the Productivity Software cost of revenue.

Fiery Gross Profit

For the three months ended March 31, 2013, the Fiery gross profit percentage was 67.0% compared to 67.8% for the three months ended March 31, 2012. The Fiery gross profit percentage decreased primarily due to product mix as a greater percentage of revenue was in lower margin embedded servers.

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

Operating Expenses

Operating expenses for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three months ended March 31,
			Change
	2013	2012	$	%
Research and development	$31,067	$30,899	$168	1%
Sales and marketing	32,736	30,917	1,819	6
General and administrative	13,698	12,902	796	6
Restructuring and other	1,902	1,084	818	75
Amortization of identified intangibles	4,927	4,184	743	18

Total operating expenses	$84,330	$79,986	$4,344	5%

Operating expenses, including head count increases related to the Metrics, OPS, and Technique acquisitions, commission payments resulting from increased revenue, trade show and marketing program spending, restructuring and other charges, acquisition expenses, amortization of intangible assets, changes in fair value of contingent consideration, and stock-based compensation, increased by $4.3 million, or 5% of revenue, and were 49% and 50% of revenue in total for the three months ended March 31, 2013 and 2012, respectively.

Research and Development

Research and development expenses consist primarily of costs associated with personnel, consulting, travel, research and development equipment and facilities, and prototype materials.

Research and development expenses for the three months ended March 31, 2013 were $31.1 million, or 18% of revenue, compared to $30.9 million, or 19% of revenue, for the three months ended March 31, 2012, an increase of $0.2 million, or 1%. Personnel-related expenses increased by $0.3 million primarily due to decreased vacation utilization. Prototypes and non-recurring engineering, consulting, contractor, and related travel expenses decreased by $0.4 million primarily due to accelerated product development efforts in the prior year in anticipation of Drupa, which is a European trade show that is held once every four years. Stock-based compensation expense increased by $0.3 million primarily resulting from higher achievement against performance-based vesting criteria and our increased stock price.

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

Sales and marketing expenses for the three months ended March 31, 2013 were $32.7 million, or 19% of revenue, compared to $30.9 million, or 19% of revenue, for the three months ended March 31, 2012, an increase of $1.8 million, or 6%. Personnel-related expenses increased by $1.7 million primarily due to head count increases related to the Metrics, OPS, and Technique acquisitions and increased commission payments resulting from increased revenue. Trade show and marketing program spending has decreased by $0.5 million offset by a $0.5 million increase in travel and freight. Stock-based compensation expense increased by $0.1 million primarily resulting from higher achievement against performance-based vesting criteria and our increased stock price.

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

General and administrative expenses for the three months ended March 31, 2013 were $13.7 million, or 8% of revenue, compared to $12.9 million, or 8% of revenue, for the three months ended March 31, 2012, an increase of $0.8 million, or 6%. Stock-based compensation expense increased by $1.4 million primarily resulting from higher achievement against performance-based and market-based vesting criteria, increased stock price, and new awards granted in the current year. Imputed sublease income of $0.7 million, partially offset by imputed depreciation of $0.4 million, has been accrued as of March 31, 2013 related to the deferred proceeds from sale of building and land. Acquisition-related expenses decreased by $0.4 million due to lower expenses as no acquisitions have closed in 2013 compared with five acquisitions that closed during 2012. The probability of achieving the 2013 Entrac earnout performance target has been reduced, resulting in $0.7 million being credited to general and administrative expense, partially offset by $0.5 million of earnout interest accretion related to contingent consideration outstanding at March 31, 2013. Legal expenses increased by $0.2 million due to increased litigation activity in the current year.

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

Stock-based compensation expenses were $6.6 and $4.7 million for the three months ended March 31, 2013 and 2012, respectively. The increase in stock-based compensation expense of $1.9 million, or 42%, was primarily due to higher achievement of performance-based and market-based vesting criteria, increased stock price, and new awards granted in the current year.

Restructuring and Other

During the three months ended March 31, 2013 and 2012, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. We announced restructuring plans to better align our costs with revenue levels and the current economic environment and to re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to lower our quarterly operating expense run rate in the Fiery operating segment as well as targeted reductions in the Industrial Inkjet operating segment. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820, Fair Value Measurement.

We recorded restructuring and other charges of $1.9 and $1.1 million for the three months ended March 31, 2013 and 2012, respectively, primarily consisting of restructuring, severance, retention, and charges to downsize or relocate our facilities. Restructuring and severance costs of $1.0 and $0.8 million resulted from head count reductions of 34 and 28 for the three months ended March 31, 2013 and 2012, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs. Integration expenses of $0.6 and $0.1 million were incurred during the three months ended March 31, 2013 and 2012, respectively, primarily related to the Cretaprint, Metrics, OPS, and Technique acquisitions in 2013 and the Cretaprint acquisition in 2012. Retention expenses of $0.2 million were accrued during the three months ended March 31, 2013 and 2012 associated with the Cretaprint acquisition. Facilities relocation expenses of $0.1 million were accrued during the three months ended March 31, 2013 resulting from preliminary costs related to the relocation of our corporate headquarters facility and the relocation of certain manufacturing locations.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended March 31, 2013 was $4.9 million, or 3% of revenue, compared to $4.2 million, or 3% of revenue, for the three months ended March 31, 2012, an increase of $0.7 million, or 18%. This increase is primarily due to the amortization of intangible assets identified through the Metrics, OPS, and Technique acquisitions.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes interest income (expense), net, imputed interest expense related to the deferred proceeds from sale of building and land, gains and losses from sales of our cash and short-term investments, and net foreign currency transaction gains and losses.

Interest and other income (expense), net, was a gain of $0.6 million during the three months ended March 31, 2012 compared to a loss of $2.9 million during the three months ended March 31, 2013. This fluctuation of $3.5 million is primarily due to imputed interest expense of $0.9 million related to the deferred proceeds from sale of building and land and a foreign currency fluctuation of $2.5 million between the periods. This foreign currency fluctuation was the result of a $2.2 million foreign exchange loss resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reais, and Indian rupees) as a result of a strengthening U.S. dollar compared with a $0.3 million foreign exchange gain in the prior year.

Deferred Proceeds from Property Transaction

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.7 million. We will continue to use the facility for up to one year for which rent is not required to be paid. We are accounting for this transaction as a financing transaction related to our continued use of the facility and a sublease receivable relative to Gilead’s use of a portion of the facility. Our use of the facility during the rent-free period constitutes a form of continuing involvement that prevents gain recognition. We have recorded interest expense on the financing obligation at our incremental borrowing rate and increased the financing obligation by the same amount, which resulted in total deferred proceeds from property transaction of $181.1 million at March 31, 2013. We have recorded sublease income at an implied market rate from Gilead and recorded a sublease receivable for the same amount. We will vacate the facility during the fourth quarter of 2013. At that date, we will have no continuing involvement with the property and will account for the transaction as a property sale thereby recognizing a gain of approximately $117 million on the sale of the property, which represents the difference between the sales proceeds and the carrying value of the property and related assets as well as any direct incremental costs associated with the sale.

The assets subject to this sale of $63.3 million as of March 31, 2013 include property and equipment, net, of $61.2 million and current assets of $2.1 million. The sold assets include the $56.9 million facility, $2.9 million of related land, and $2.1 million of leasehold and land improvements, net of accumulated depreciation of $0.7 million. The buildings and improvements will be subject to depreciation over their normal useful lives until the property is no longer used by us. Current assets include $0.4 million of direct transaction costs, $0.5 million of previously capitalized lease financing and other costs, and an imputed sublease receivable of $1.2 million.

We will incur imputed financing and depreciation expenses, net of imputed sublease income, of approximately $1.7 million until we vacate the building during the fourth quarter of 2013 when we will recognize a gain on sale of building and land of approximately $117 million.

Income Before Income Taxes

For the three months ended March 31, 2013, pretax net income of $6.6 million consisted of U.S. pretax net loss of $1.8 million and foreign pretax net income of $8.4 million. The pretax net loss attributable to U.S. operations included amortization of identified intangibles of $2.4 million, stock-based compensation of $6.6 million, restructuring and other of $1.2 million, and imputed net expenses related to the sale of building and land of $0.6 million, partially offset by change in contingent consideration of $0.7 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $2.6 million, restructuring and other of $0.7 million, and earnout interest accretion of $0.5 million.

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

Provision for Income Taxes

We recognized a tax benefit of $1.8 million and a tax provision of $2.0 million on pretax net income of $6.6 and $8.3 million during the three months ended March 31, 2013 and 2012, respectively. The provisions for income taxes before discrete items as reflected in the table below were $1.9 and $2.5 million during the three months ended March 31, 2013 and 2012, respectively. The decrease in the provision for income taxes before discrete items for the three months ended March 31, 2013, compared with the same period in the prior year, is due primarily to the decrease in profitability before income taxes and benefits related to the U.S. federal research and development credit recognized only in 2013.

Primary differences between our recorded tax provision (benefit) rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2013, lower taxes on permanently reinvested foreign earnings in both years, and the tax effects of stock-based compensation expense in both years pursuant to ASC 718-740, which are non-deductible for tax purposes. Pursuant to the American Taxpayer Relief Act of 2012 on January 2, 2013, we recognized a tax benefit of $3.2 million resulting from the retroactive renewal of the U.S. federal research and development tax credit. ASC 740-10-45-15 requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date.

Our tax provision before discrete items is reconciled to our recorded provision for (benefit from) income taxes for the three months ended March 31, 2013 and 2012 as follows (in millions):

	Three months ended March 31,
	2013	2012
Provision for income taxes before discrete items	$1.9	$2.5
Interest related to unrecognized tax benefits	0.1	0.1
Provision related to reassessment of taxes resulting from the filing of prior year foreign tax returns	0.3	—
Benefit related to restructuring and other expense	(0.6)	(0.3)
Benefit related to the 2012 U.S. federal research and development tax credit	(3.2)	—
Tax deductions related to ESPP dispositions	(0.3)	(0.3)

Provision for (benefit from) income taxes	$(1.8)	$2.0

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than a valuation allowance on deferred tax assets related to foreign tax credits resulting from the 2003 acquisition of Best GmbH and compensation deductions potentially limited by U.S. Internal Revenue Code (“IRC”) Section 162(m), we have determined that is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance in a period, we will include an expense within the tax provision in the condensed consolidated statement of operations in the period in which such determination is made.

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

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles and stock-based compensation expense, as well as restructuring related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include acquisition-related transaction expenses and the costs to integrate such acquisitions into our business, changes in the fair value of contingent consideration, corporate headquarters relocation expenses, and imputed interest expense and depreciation, net of accrued sublease income, related to the sale of our corporate headquarters facility and related land.

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

•	Expenses incurred to integrate businesses acquired during the periods reported and anticipated acquisitions.

•	Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions.

•

Changes in fair value of contingent consideration. Our management determined that we should analyze the total return provided by the investment when evaluating operating results of an acquired entity. The total return consists of operating profit generated from the acquired entity compared to the purchase price paid, including the final amounts paid for contingent consideration without considering any post-acquisition adjustments related to changes in the fair value of the contingent consideration. Because our management believes the final purchase price paid for the acquisition reflects the accounting value assigned to both contingent consideration and to the intangible assets, we exclude the GAAP impact of any adjustments to the fair value of acquisition-related contingent consideration from the operating results of an acquisition in subsequent periods. We believe this approach is useful in understanding the long-term return provided by our acquisitions and that investors benefit from a supplemental non-GAAP financial measure that excludes the impact of this adjustment.

•

Imputed net expenses related to sale of building and land. On November 1, 2012, we sold our 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.7 million. We will continue to use the facility for up to one year for which rent is not required to be paid. This constitutes a form of continuing involvement that prevents gain recognition. Until we vacate the building, the proceeds from the sale will be recognized as deferred proceeds from property transaction on our condensed consolidated balance sheet, which is currently $181.1 million, including imputed interest costs. Imputed interest expense and depreciation, net of accrued sublease income of $0.6 million, has been accrued as of March 31, 2013.

•	Expenses incurred during the period related to the upcoming relocation of our corporate headquarters facility.

•	Tax effect of non-GAAP adjustments

•	After excluding the items described above, we apply the principles of ASC 740 to estimate the non-GAAP income tax provision in each jurisdiction in which we operate.

•	To facilitate comparability of our operating performance between 2013 and 2012, we have excluded the following from our non-GAAP net income for the three months ended March 31, 2013:

•	Interest accrued on prior year tax reserves of $0.1 million,

•	Tax charge of $0.3 million resulting from the filing of tax returns by foreign subsidiaries for periods prior to their acquisition by EFI.

•

Tax benefit of $3.2 and $0.2 million from the retroactive renewal of both the 2012 U.S. federal research and development tax credit and certain international tax provisions, respectively, on January 2, 2013. The tax benefit for these items had been previously recognized in our non-GAAP net income for the year ended December 31, 2012

Usefulness of Non-GAAP Financial Information to Investors

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

Reconciliation of GAAP Net Income to Non-GAAP Net Income

(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012
Net income	$8.4	$6.2

Amortization of identified intangibles assets and in-process R&D	4.9	4.2
Restructuring and other	1.9	1.1
Stock-based compensation	6.6	4.7
General and administrative:
Acquisition-related transaction costs	—	0.5
Changes in fair value of contingent consideration	(0.3)	—
Sublease income related to our deferred property sale	(0.7)	—
Depreciation expense related to our deferred property sale	0.4	—
Interest and other income (expense), net
Interest expense related to our deferred property sale	0.9	—
Relocation expenses related to deferred property sale	0.1	—
Tax effect of non-GAAP adjustments	(6.4)	(2.5)

Non-GAAP net income	$15.8	$14.2

Non-GAAP net income per diluted share	$0.33	$0.30

Shares for purposes of computing diluted non-GAAP net income per share	48.0	47.4

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments increased by $16.5 million to $381.5 million as of March 31, 2013 from $365.0 million as of December 31, 2012. The increase was primarily due to cash flows provided by operating activities of $22.6 million, proceeds from ESPP purchases of $3.6 million, proceeds from common stock option exercises of $4.0 million, partially offset by net settlement of shares for employee common stock related tax liabilities and payment of the exercise price of $6.6 million, treasury stock purchases of $5.0 million, and purchases of property and equipment of $2.3 million.

(in thousands)	March 31, 2013	December 31, 2012	Change
Cash and cash equivalents	$298,251	$283,996	$14,255
Short term investments	83,210	80,966	2,244

Total cash, cash equivalents and short-term investments	$381,461	$364,962	$16,499

	Three months ended March 31,
(in thousands)	2013	2012	Change
Net cash provided by operating activities	$22,618	$9,966	$12,652
Net cash used for investing activities	(4,697)	(16,314)	11,617
Net cash used for financing activities	(2,636)	(748)	(1,888)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,030)	706	(1,736)

Increase (decrease) in cash and cash equivalents	$14,255	$(6,390)	$20,645

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At March 31, 2013, cash, cash equivalents, and short-term investments available were $381.5 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $97.4 and $83.6 million as of March 31, 2013 and December 31, 2012, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

During the three months ended March 31, 2013, our cash flows provided by operating activities were approximately $22.6 million.

Net cash provided by operating activities consists primarily of net income of $8.4 million, non-cash charges and credits of $11.8 million, and the net change in operating asset and liabilities of $2.4 million. Non-cash charges and credits of $11.8 million consist primarily of $7.2 million in depreciation and amortization, $6.6 million of stock-based compensation expense, provision for inventory obsolescence of $1.8 million, and provision for allowance for bad debts and sales-related allowances of $1.3 million, and $0.3 million of other non-cash credits, charges, and provisions, partially offset by $5.4 million of deferred tax credits. The net change in operating assets and liabilities of $2.4 million consists primarily of a decrease in accounts receivable of $7.4 million and an increase in accounts payable and accrued liabilities of $11.6 million, partially offset by increases in inventories and other current assets of $5.9 and $5.9 million, respectively, and a decrease in net taxes payable of $4.8 million.

We paid $5.5 million of income taxes related to the deferred sale of building and land during the three months ended March 31, 2013, which reduced net cash provided by operating activities.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 66 and 71 days at March 31, 2013 and December 31, 2012, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs decreased during the three months ended March 31, 2013 primarily due to strong collection results. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs may trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, they have paid on a more timely basis.

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

Trade receivables sold under these facilities were $2.0 and $3.1 million on a nonrecourse and recourse basis, respectively, which approximates the cash received in 2013. We report collections from the sale of trade receivables to third parties as operating cash flows in the condensed consolidated statements of cash flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimis.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. Our net inventories increased by $3.9 million from $58.3 million at December 31, 2012 to $62.2 million at March 31, 2013 primarily due to Industrial Inkjet inventory build to support new products. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. This results in lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories. Inventory turnover declined from 5.4 turns during the quarter ended December 31, 2012 to 5.0 turns during the quarter ended March 31, 2013. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Investing Activities

Investments

Purchases of marketable securities, net of proceeds from sales and maturities, were $2.4 million during the three months ended March 31, 2013. Proceeds from sales and maturities of marketable securities, net of purchases, were $8.9 million during the three months ended March 31, 2012. We have classified our investment portfolio as available for sale. Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Restricted Cash and Investments

We are required to maintain restricted cash of $0.5 million as of March 31, 2013 related to customer agreements that were obtained through the Alphagraph and Cretaprint acquisitions. The current portion of $0.3 million represents the restriction that will be released within twelve months and is included in other current assets. The noncurrent portion of $0.2 million is included in other assets.

Prior to the sale discussed below, we were subject to a synthetic lease (“Lease”) covering our Foster City office facility located at 303 Velocity Way, Foster City, California. The Lease included an option to purchase the facility during or at the end of the lease term for the amount expended by the lessor to purchase the facility ($56.9 million). The funds pledged under the Lease were in LIBOR-based interest bearing accounts, which were restricted as to withdrawal at all times. We exercised our purchase option in the fourth quarter of 2012 with respect to the Lease in connection with the sale of the land and building to Gilead. The $56.9 million of pledged funds are included in property and equipment, net, in the Consolidated Balance Sheet as of March 31, 2013. Please refer to Note 14 – Deferred Proceeds from Property Transaction for additional information.

Property and Equipment, Net

Net purchases of property and equipment were $2.3 and $1.3 million during the three months ended March 31, 2013 and 2012, respectively. Our property and equipment additions have historically been funded from operating activities. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware/ software used in our business, and our business outlook.

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for cash proceeds of $179.3 million, net of direct transaction costs paid in 2012. Direct transaction costs consist primarily of documentary transfer and title costs, legal fees, and other expenses. We will continue to use the facility for up to one year for which rent is not required to be paid. This constitutes a form of continuing involvement that prevents gain recognition. Until we vacate the building, the proceeds from the sale are accounted for as deferred proceeds from property transaction on our Consolidated Balance Sheet, which is currently $181.1 million, including imputed interest costs.

On April 26, 2013, we purchased an approximately 119,000 square feet cold shell building located at 6750 Dumbarton Circle, Fremont, California, for $21.5 million. We expect to incur additional build-out and construction costs and expenses related to this facility. We also entered into a 15-year lease agreement, pursuant to which we will lease approximately 58,000 square feet of an adjacent two-story building located at 6700 Dumbarton Circle, Fremont, California, for an aggregate amount of $18.4 million over the lease term. We expect to incur additional tenant improvement costs and expenses related to this facility. The first rent payment is not due until September 2016. Please refer to Note 15 – Subsequent Event for additional information.

This location will serve as our new worldwide corporate headquarters. We plan to relocate our current headquarters no later than November 1, 2013.

Financing Activities

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $4.0 and $2.7 million and employee purchases of ESPP shares of $3.6 and $3.4 million during the three months ended March 31, 2013 and 2012, respectively. The recent increase in stock option exercise proceeds primarily relates to the retirement of a senior executive. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, and general market conditions. We anticipate that cash provided from the exercise of stock options may decline over time as we shift to issuance of RSUs, rather than stock options.

The primary use of funds for financing activities during the three months ended March 31, 2013 and 2012, respectively, was $11.6 and $1.7 million, respectively, of cash used to repurchase outstanding shares of our common stock including cash used for net settlement of the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. On August 31, 2012, our board of directors approved the repurchase of $100 million of outstanding common stock. This authorization expires in February 2014. Under this publicly announced plan, we repurchased a total of 0.2 million shares for an aggregate purchase price of $5.0 million during the three months ended March 31, 2013.

Earnout payments during the three months ended March 31, 2013 and the year ended December 31, 2012 of $1.0 and $0.3 million, respectively, related to the previously accrued Radius contingent consideration liability of $2.1 million. The difference between the $2.1 million accrued Radius earnout liability and the amount paid represents a disputed indemnification. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the acquisition date of $0.6 million was reflected as cash used for operating activities in the Condensed Consolidated Statement of Cash Flows during the three months ended March 31, 2013.

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

Indemnification

In the normal course of business and in an effort to facilitate the sales of our products, we sometimes indemnify other parties, including customers, lessors, and parties to other transactions with us. When we indemnify these parties, typically those provisions protect other parties against losses arising from our infringement of third party intellectual property rights or other claims made by third parties arising from the use or distribution of our products. Those provisions also often contain various limitations including limits on the amount of protection provided. Historically, costs related to these indemnification provisions have been insignificant. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

As permitted under Delaware law, pursuant to our bylaws, charter, and indemnification agreements with our current and former executive officers, directors, and general counsel, we are required, subject to certain limited qualifications, to indemnify our executive officers, directors, and general counsel for certain events or occurrences while the executive officer, director, or general counsel is or was serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the executive officer’s, director’s, or general counsel’s lifetime. The maximum potential future payments we may be obligated to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and may enable us to recover a portion of any future amounts paid.

Legal Proceedings

Please refer to “Part II – Other Information, Item 1: Legal Proceedings” in this Report for more information regarding our legal proceedings.

Contractual Obligations

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

Prior to the sale discussed above, we were a party to a Lease covering our Foster City facility located at 303 Velocity Way, Foster City, California. The Lease provided a cost effective means of providing adequate office space for our corporate offices and was scheduled to expire by its terms in July 2014. The Lease included an option allowing us to purchase the facility for the amount paid by the lessor for the facility. The $56.9 million pledged under the Lease was in LIBOR-based interest bearing accounts and was restricted from withdrawal at all times.

On November 1, 2012, we sold the 294,000 square foot 303 Velocity Way building, along with approximately four acres of land and certain other assets related to the property, for $179.7 million. We exercised our purchase option with respect to the Lease in connection with the sale of the building and land and terminated the corresponding Lease. We will continue to use the facility for up to one year for which rent is not required to be paid. This constitutes a form of continuing involvement that prevents gain recognition. Until we vacate the building, the proceeds from the sale will be accounted for as deferred proceeds from property transaction on our Consolidated Balance Sheet, which is currently $181.1 million, including imputed interest costs. The $56.9 million of previously pledged funds are classified as property and equipment, net, in the Condensed Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.7 million at March 31, 2013. We also hedge certain balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with a notional amount of $8.4 million at March 31, 2013. Forward contracts not designated as hedging instruments at March 31, 2013, include the hedge of the Euro-denominated intercompany loan with a notional amount of $7.7 million.

We had not entered into hedges against any other currency exposures as of March 31, 2013, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future. See Financial Risk Management below for a discussion of European market risk.

Interest Rate Risk

Marketable Securities

We maintain an investment portfolio of short-term fixed income debt securities of various holdings, types, and maturities. These short-term investments are generally classified as available–for-sale and, consequently, are recorded on our condensed consolidated balance sheets at fair value with unrealized gains and losses reported as a separate component of OCI. We attempt to limit our exposure to interest rate risk by investing in securities with maturities of less than three years; however, we may be unable to successfully limit our risk to interest rate fluctuations. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.

Hypothetical changes in the fair values of financial instruments held by us at March 31, 2013 that are sensitive to changes in interest rates are presented in the table below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$87,613	$87,013	$86,000

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Brazilian real, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies world-wide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.7 million at March 31, 2013. We also hedge certain balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with a notional amount of $8.4 million at March 31, 2013. Forward contracts not designated as hedging instruments at March 31, 2013, include the hedge of the Euro-denominated intercompany loan with a notional amount of $7.7 million.

We had not entered into hedges against any other currency exposures as of March 31, 2013, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future. See Financial Risk Management below for a discussion of European market risk.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented in the table below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the three months ended March 31, 2013 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$171,737	$171,359	$170,981

Income from operations	$9,595	$9,530	$9,465

Financial Risk Management

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our exposures are related to non-U.S. dollar denominated sales in Europe, Japan, the U.K., Latin America, Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., Brazil, and Australia. We hedge our operating expense exposure in Indian rupees. We also hedge certain balance sheet remeasurement exposures using forward contracts not designated as hedging instruments. We had not entered into hedges against any other currency exposures as of March 31, 2013, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

SEC Division of Corporation Finance Disclosure Guidance Topic 4 (“Guidance Topic 4”), European Sovereign Debt, encourages registrants to discuss their exposure to the uncertainty in the European economy. Specifically, registrants are asked to disclose their European debt by counterparty (i.e., sovereign and non-sovereign) and by country. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $40.7 million, which represents 24% of our money market funds and corporate debt securities at March 31, 2013. Our European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Germany, Netherlands, Switzerland, Luxembourg, Norway, France, Belgium, and the U.K. We do not have any investments in the higher risk “southern European” countries (i.e., Greece, Spain, Portugal, and Italy) or in Ireland.

Since Europe represents a significant portion of our revenue and cash flow, Guidance Topic 4 encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 23% of our receivables are with European customers as of March 31, 2013. Of this amount, 35% of our European receivables (8% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Italy, and Portugal), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended March 31, 2013, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2013, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of March 31, 2013, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

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

In addition to its own defenses, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta and Xerox. We do not believe that our products infringe any valid claim of Digitech’s patent. We have filed our response to the action, denying infringement and arguing that the patent at issue is not valid. Nevertheless, because this proceeding is in the preliminary discovery stage and litigation is inherently uncertain, we are not in a position to determine whether a loss is probable or reasonably possible, and if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred.

Durst v. EFI GmbH and EFI, et al.

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany (“Regional Court”), alleging infringement of a German patent. The Regional Court preliminarily determined that the white base coat printing method in our GS and QS super-wide format printer product lines infringes the Durst patent. We have appealed this preliminary decision in the Higher Regional Court of Dusseldorf.

In a separate action, we have challenged the validity of the Durst patent in the German Federal Patent Court. We believe that the Durst patent is invalid in light of prior art. German courts in Mannheim and Karlsruhe reached a similar conclusion in litigation involving a Durst utility model right on related technology. We expect that the Federal Patent Court will issue a preliminary opinion on the validity of the patent after July 2013. The Federal Patent Court has set the matter for hearing on October 23, 2013.

Although we do not believe that Durst’s infringement claims are valid and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected by an assessment of damages or potential issuance of an injunction by the Regional Court. We are currently assessing whether we can provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the number of printers in Germany with the relevant feature at the time the court makes its final determination of infringement, and an assessment of the cost related to an injunction, if an injunction is ultimately issued.

N.V. Perfectproof Europe v. BEST GmbH

On December 31, 2001, Perfectproof filed a complaint against BEST GmbH, currently Electronics For Imaging, GmbH (“BEST”) in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EU 0.6 million for such termination and additional damages of EU 0.3 million, or a total of approximately $1.2 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and questioned its jurisdiction over the claim. Perfectproof appealed, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and remanded the case to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof again appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case; that the agreement between BEST and Perfectproof should be analyzed as an “exclusive” distribution agreement; and that as such, the agreement required reasonable notice prior to termination. The court further determined that Perfectproof is entitled to damages, for lack of receiving such notice, and appointed an expert to review the parties’ records and address certain questions relevant in assessing Perfectproof’s damages claim. On October 19, 2011, the expert issued its final report itemizing damages that are, in the aggregate, significantly less than the amount claimed by Perfectproof. The final determination of damages will not be binding until it is approved or adopted by the court. The Court of Appeal has not determined the date of the hearing, but we expect the date of the hearing to be determined by the end of 2013.

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

Kerajet vs. Cretaprint

In May 2011, Jose Vicente Tomas Claramonte, the President of Kerajet, filed an action against Cretaprint in the Commercial Court in Valencia, Spain, alleging, among other things, that certain Cretaprint products infringe a patent held by Mr. Claramonte. In conjunction with our acquisition of Cretaprint, which closed on January 10, 2012, we assumed potential liability in this lawsuit.

A trial was held on October 4, 2012 and on January 2, 2013 the court ruled in favor of Cretaprint concluding that the Cretaprint products do not infringe the Claramonte patent. Mr. Claramonte appealed the ruling on January 30, 2013.

In conjunction with our defense of the claims by Mr. Claramonte, EFI filed affirmative actions against Mr. Claramonte in the U.K., Italy, and Germany alleging, among other things, that the Claramonte patent is not valid and/or that Cretaprint’s products do not infringe the patent. The court in the U.K. has issued a default judgment of non-infringement by Cretaprint. The actions in Italy and Germany remain pending.

Because the former owners of Cretaprint agreed to indemnify EFI against any potential liability in the event that Mr. Claramonte were to prevail in any action against Cretaprint, we accrued the contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date and we accrued a contingent asset based on the portion of any liability for which the former Cretaprint owners would indemnify EFI. The net obligation accrued in the opening balance sheet on the acquisition date is EU 2.5 million (or approximately $3.3 million).

Other Matters

As of March 31, 2013, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Item 1A:	Risk Factors

In addition to information regarding risk factors that appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, and Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), which could materially affect our business, financial condition, or future results. The risks described herein and in our 2012 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

In addition to the risk factors disclosed herein and in our 2012 Form 10-K, we have identified the following material change to our risk factors:

We expect to relocate our corporate headquarters to Fremont, which may disrupt our operations and result in additional expenses.

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.7 million. The property is subject to a leaseback of up to one year for which rent is not required to be paid; however, we are required to vacate portions of the building at various times during the leaseback period and consolidate our operations into a smaller portion of the building. We will incur additional expenses and may encounter disruption of operations related to the consolidation of space, which could have an adverse effect on our financial condition and results of operations.

On April 26, 2013, we purchased an approximately 119,000 square feet cold shell building located at 6750 Dumbarton Circle, Fremont, California, for $21.5 million and entered into a 15-year lease agreement, pursuant to which we will lease approximately 58,000 square feet of an adjacent two-story building, for an aggregate amount of $18.4 million over the lease term. We plan to relocate our current headquarters no later than October 31, 2013. We expect to incur additional build-out and construction costs and expenses related to these facilities and will incur rent and/or depreciation expenses, which will increase our ongoing cost structure. There is no assurance that we will be able to relocate our operations when expected and retain our employees at the new location. The uncertainty could be disruptive to our business. We expect to incur additional expenses associated with the relocation, including exit costs, and may encounter disruption of operations related to the expected move, all of which could have an adverse effect on our financial condition and results of operations.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchases for the quarter ended March 31, 2013 (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
January 2013	321	$21.02	188	$73,387
February 2013	175	22.95	55	72,146
March 2013	31	25.62	—	72,146

Totals	527		243

(1)	On August 31, 2012, the board of directors approved the repurchase of $100 million of outstanding common stock. This authorization expires in February 2014. Under this publicly announced plan, we repurchased 0.2 million shares for an aggregate purchase price of $5.0 million during the three months ended March 31, 2013.
(2)	Includes 0.3 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of restricted stock units (“RSUs”).

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	EFI 2013 Section 16 Officer – Executive Performance Bonus Program (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 27, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: April 30, 2013	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2013	/s/ Vincent Pilette
Vincent Pilette
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	EFI 2013 Section 16 Officer – Executive Performance Bonus Program (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 27, 2009 (File No. 000-18805) and incorporated herein by reference.