Form 10-Q
period 2013-06-30
ELECTRONICS FOR IMAGING INC
filed 2013-08-01
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of Common Stock outstanding as of July 17, 2013 was 46,416,330.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$290,010	$283,996
Short-term investments, available for sale	63,550	80,966
Accounts receivable, net of allowances of $11.4 and $12.9 million, respectively	129,262	135,110
Inventories	63,099	58,343
Income taxes receivable and deferred tax assets	60,409	54,034
Other current assets	27,550	20,843

Total current assets	633,880	633,292
Property and equipment, net	119,360	86,582
Goodwill	222,398	219,383
Intangible assets, net	72,333	80,244
Deferred tax assets	56,820	52,587
Other assets	3,948	2,810

Total assets	$1,108,739	$1,074,898

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,973	$63,446
Deferred proceeds from property transaction	181,981	180,216
Accrued and other liabilities	80,664	78,945
Deferred revenue	40,007	40,229
Income taxes payable and deferred tax liabilities	4,616	7,562

Total current liabilities	378,241	370,398
Imputed financing obligation	11,000	—
Noncurrent contingent and other liabilities	9,284	17,742
Noncurrent deferred tax liabilities	6,629	6,210
Noncurrent income taxes payable	33,807	29,755

Total liabilities	438,961	424,105

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 80,269 and 79,193 shares issued, respectively	803	792
Additional paid-in capital	787,681	764,870
Treasury stock, at cost; 33,823 and 33,045 shares, respectively	(587,413)	(569,576)
Accumulated other comprehensive income (loss)	(3,517)	269
Retained earnings	472,224	454,438

Total stockholders’ equity	669,778	650,793

Total liabilities and stockholders’ equity	$1,108,739	$1,074,898

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012

Revenue	$180,298	$163,901	$351,657	$323,957

Cost of revenue (1)	82,315	74,109	159,814	146,498

Gross Profit	97,983	89,792	191,843	177,459
Operating expenses:
Research and development (1)	32,092	30,227	63,159	61,126
Sales and marketing (1)	34,512	32,234	67,248	63,151
General and administrative (1)	13,343	11,154	27,041	24,056
Restructuring and other (Note 11)	1,235	1,167	3,137	2,250
Amortization of identified intangibles	4,946	4,631	9,873	8,815

Total operating expenses	86,128	79,413	170,458	159,398

Income from operations	11,855	10,379	21,385	18,061
Interest and other expense, net	(422)	(1,325)	(3,346)	(755)

Income before income taxes	11,433	9,054	18,039	17,306
Provision for income taxes	(2,009)	(2,049)	(253)	(4,067)

Net income	$9,424	$7,005	$17,786	$13,239

Net income per basic common share	$0.20	$0.15	$0.38	$0.29

Net income per diluted common share	$0.20	$0.15	$0.37	$0.28

Shares used in basic per-share calculation	46,427	46,460	46,376	46,247

Shares used in diluted per-share calculation	48,254	47,814	48,149	47,599

(1)	Includes stock-based compensation expense as follows:

	2013	2012	2013	2012
Cost of revenue	$382	$235	851	533
Research and development	1,671	1,260	3,538	2,824
Sales and marketing	947	858	1,835	1,614
General and administrative	2,798	2,413	6,218	4,462

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$9,424	$7,005	$17,786	$13,239
Net unrealized investment gains (losses):
Unrealized holding gains (losses), net of tax benefits of $0.1 million for the three and six months ended June 30, 2013, and net of tax benefit of less than $0.1 million and tax provision of $0.1 million for the three and six months ended June 30, 2012, respectively	(169)	(25)	(134)	150
Reclassification adjustments for (gains) losses included in net income, net of tax provisions of less than $0.1 million for the three and six months ended June 30, 2013, and net of tax provision of less than $0.1 million and tax benefit of less than $0.1 million for the three and six months ended June 30, 2012, respectively	(5)	6	(18)	(42)

Net unrealized investment gains (losses)	(174)	(19)	(152)	108
Currency translation adjustments, net of tax provisions of $0.2 and tax benefit of $0.3 million for the three and six months ended June 30, 2013, respectively, and $0.5 million and less than $0.1 million for the three and six months ended June 30, 2012, respectively	(1,929)	(2,763)	(3,572)	(1,563)
Other	(74)	18	(62)	33

Other comprehensive income	$7,247	$4,241	$14,000	$11,817

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$17,786	$13,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,343	13,110
Deferred taxes	(7,714)	1,281
Provisions for bad debt and sales-related allowances	2,169	199
Tax benefit (release) from employee stock plans	2,474	(367)
Excess tax benefit from stock-based compensation	(2,637)	(495)
Provisions for inventory obsolescence	2,361	2,122
Stock-based compensation	12,442	9,433
Contingent consideration payment related to business acquired	(618)	—
Non-cash acquisition-related compensation costs	465	456
Other non-cash charges and credits	162	1,038
Changes in operating assets and liabilities	444	(21,636)

Net cash provided by operating activities	41,677	18,380

Cash flows from investing activities:
Purchases of short-term investments	(17,781)	(28,542)
Proceeds from sales and maturities of short-term investments	34,513	36,193
Purchases, net of proceeds from sales, of property and equipment	(27,324)	(3,801)
Businesses purchased, net of cash acquired, and post-acquisition non-competition agreements	(4,533)	(44,533)
Proceeds from notes receivable of acquired businesses	—	5,216

Net cash used for investing activities	(15,125)	(35,467)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,906	15,041
Purchases of treasury stock and net settlement of restricted stock	(17,837)	(9,456)
Repayment of acquired business debt	(1,621)	(6,666)
Contingent consideration payments related to businesses acquired	(9,998)	(252)
Excess tax benefit from stock-based compensation	2,637	495

Net cash used for financing activities	(18,913)	(838)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,625)	(308)

Increase (decrease) in cash and cash equivalents	6,014	(18,233)
Cash and cash equivalents at beginning of period	283,996	120,058

Cash and cash equivalents at end of period	$290,010	$101,825

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

Restricted Cash

We are required to maintain restricted cash of $0.3 million as of June 30, 2013 related to customer agreements that were obtained through the alphagraph team GmbH (“Alphagraph”) acquisition, which is classified as a current asset because the restriction will be released within twelve months.

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

Other Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Effective in the first quarter of 2012, we have opted to present total comprehensive income, the components of net income, and the components of other comprehensive income in two separate, but consecutive, statements. Under ASU 2011-05, we also have the option to present this information in a single continuous statement of comprehensive income. We previously presented the components of accumulated other comprehensive income (loss) (“OCI”) in the footnotes to our interim and annual financial statements and as a component of our statement of stockholders’ equity in our annual financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires additional disclosures about amounts reclassified out of OCI by component. Effective in the first quarter of 2013, we are required to present, either on the face of the condensed consolidated statement of operations or in the notes to our condensed consolidated financial statements, significant amounts reclassified out of OCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, we are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We have provided the required disclosure in Note 4, Balance Sheet Details, of the notes to condensed consolidated financial statements.

Goodwill and Other Indefinite-Lived Intangible Asset Impairment Assessment. In September 2011 and July 2012, the FASB issued new accounting guidance that simplifies the analysis of goodwill and other indefinite-lived intangible asset impairment. The new guidance allows a qualitative assessment to be performed to determine whether further impairment testing is necessary. These accounting standards are effective for the year ended December 31, 2012 with respect to the assessment of goodwill and for the year ended December 31, 2013 with respect to the assessment of other indefinite-lived intangible assets. These standards provide an alternative method for determining whether our goodwill and other indefinite-lived intangible assets have been impaired, which would not differ materially from the result of the detailed impairment testing methodology required by ASC 350-20-35, Goodwill – Subsequent Measurement.

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

Balance Sheet Presentation of Unrecognized Tax Benefits. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. We currently present our liability for estimated unrecognized tax benefits as noncurrent income taxes payable in our condensed consolidated balance sheets of $33.8 and $29.8 million as of June 30, 2013 and December 31, 2012, respectively. Effective in the first quarter of 2014, we will be required to reclassify unrecognized tax benefits as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards that are available at the reporting date under the tax law of the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require us to use, and we do not intend to use, the deferred tax asset for such purpose. We have not yet determined the amount of the required reclassification between noncurrent income taxes payable and deferred tax assets.

Supplemental Cash Flow Information

	Six months ended June 30,
(in thousands)	2013	2012
Net cash paid for income taxes	$7,800	$1,695

Cash paid for interest expense	$62	$32

Acquisition-related activities:
Cash paid for acquisitions, excluding contingent consideration	$4,596	$47,520
Cash acquired in acquisitions, excluding restricted cash	(63)	(2,987)

Net cash paid for acquisitions	$4,533	$44,533

Non-cash investing and financing activities:
Non-cash acquisition of property under a build-to-suit lease	$11,000	$—
Property and equipment received and accrued in accounts payable	347	172

	$11,347	$172

Net cash paid for income taxes of $7.8 million includes $5.5 million related to the deferred proceeds from property transaction during the six months ended June 30, 2013.

2. Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding non-vested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock having a dilutive effect, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”) having a dilutive effect, and non-vested restricted stock for which the performance criteria have been met. Any potential shares that are anti-dilutive as defined in ASC 260, Earnings Per Share, are excluded from the effect of dilutive securities.

ASC 260-10-45-48 requires that performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date. Accordingly, performance-based restricted stock units (“RSUs”), which vested or were issuable on February 22, 2013, May 11, 2013, June 30, 2013, February 9, 2012, February 13, 2012, and May 23, 2012, based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets, and market-based RSUs and stock options, which vested on January 14, February 7, February 11, February 13, March 25, and April 1, 2013, based on achievement of specified stock prices for defined periods, are included in the determination of net income per diluted common share as of the beginning of the period. Performance-based and market-based targets were not met with respect to any other RSUs or stock options as of June 30, 2013.

Basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 are reconciled as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic net income per share:
Net income available to common shareholders	$9,424	$7,005	$17,786	$13,239

Weighted average common shares outstanding	46,427	46,460	46,376	46,247
Basic net income per share	$0.20	$0.15	$0.38	$0.29

Dilutive net income per share:
Net income available to common shareholders	$9,424	$7,005	$17,786	$13,239

Weighted average common shares outstanding	46,427	46,460	46,376	46,247
Dilutive stock options and non-vested restricted stock	1,827	1,354	1,773	1,352

Weighted average common shares outstanding for purposes of computing diluted net income per share	48,254	47,814	48,149	47,599

Dilutive net income per share	$0.20	$0.15	$0.37	$0.28

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect, excluding any performance-based or market-based stock options and RSUs for which the performance criteria were not met, of less than 0.1 million for the three and six months ended June 30, 2013 and 0.4 and 0.7 million for the three and six months ended June 30, 2012, respectively.

Note 3: Acquisitions

We acquired privately-held J.J.F Enterprises, Inc., doing business as PrintLeader Software (“PrintLeader”), and privately-held GamSys Software SPRL (“GamSys”) during the second quarter of 2013, which have been integrated into our Productivity Software operating segment, for cash consideration of approximately $3.6 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets and accounts receivable payments dependent on collections.

The fair value of the earnouts are currently estimated to be $3.0 million by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates of 4.5% and 6.0% and probability-adjusted levels of revenue. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. These contingent liabilities are reflected in the Condensed Consolidated Balance Sheet as of June 30, 2013, as current and noncurrent liabilities of $1.4 and $1.6 million, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expenses.

PrintLeader, headquartered in Palm City, Florida, provides business process automation software to small commercial and in-plant printing operations in North America. Support and operations of PrintLeader were integrated into the Productivity Software operating segment, which will also provide PrintSmith products to the PrintLeader customer base, while continuing to support existing PrintLeader customers.

GamSys, headquartered in LaReid, Belgium, provides business process automation software to the printing and packaging industries in the French-speaking regions of Europe and Africa. Support and operations of GamSys were integrated into the Productivity Software operating segment, which provides PrintSmith, Pace, Monarch, and Radius products to the GamSys customer base, while continuing to support existing GamSys customers.

These acquisitions were accounted for as purchase business combinations. In accordance with ASC 805, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date based on the valuation performed by management with the assistance of a third party. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to cross-sell products of the acquired businesses to existing customers, the opportunity to sell PrintSmith, Pace, Monarch, and Radius products to customers of the acquired businesses, and the positive reputation of each of these companies in the market.

We engaged a third party valuation firm to aid management in its analysis of the fair value of GamSys. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party. The analysis of the fair value of PrintLeader was determined internally.

The purchase price allocations are preliminary and subject to change within the respective measurement periods as valuations are finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired at the respective acquisition dates during the respective measurement periods. Measurement period adjustments determined to be material will be applied retrospectively to the appropriate acquisition date in our condensed consolidated financial statements and, depending on the nature of the adjustments, our operating results subsequent to the respective acquisition date could be affected.

Valuation Methodologies

Intangible assets acquired consist of customer relationships, existing technology, trade names, and in-process research & development (“IPR&D”). Each intangible asset valuation methodology assumes a discount rate between 16.5% and 24.0%.

Customer Relationships. Customer relationships were valued using the excess earnings method, which is an income approach. The value of customer relationships lies in the generation of a consistent and predictable revenue source without incurring the costs normally required to develop the relationships. Customer relationships were valued by estimating the revenue attributable to existing customer relationships and probability-weighted in each forecast year to reflect the uncertainty of maintaining existing relationships based on historical attrition rates.

Trade Names were valued using the relief from royalty method with royalty rates based on various factors including an analysis of market data, comparable trade name agreements, and consideration of historical advertising dollars spent supporting the trade names. In particular, the GamSys trade name and the Partner and PartnerWeb product names are recognizable in the French speaking areas of Europe and Africa with strong industry recognition.

Existing Technology and IPR&D. Existing technology and IPR&D were valued using the relief from royalty method based on royalty rates for similar technologies. The value of existing technology is derived from consistent and predictable revenue, including the opportunity to cross-sell products of the acquired businesses to existing customers, and the avoidance of the costs associated with developing the technology. Revenue related to existing technology was adjusted in each forecast year to reflect the evolution of the technology and the cost of sustaining research and development required to maintain the technology.

Using each of these methodologies, the value of IPR&D was determined by estimating the cost to develop purchased IPR&D into commercially viable products, estimating the net cash flows resulting from the sale of those products, and discounting the net cash flows back to their present value using a discount rate of 17%. Project schedules were between 50% and 53% complete based on management’s estimate of tasks completed and tasks to be completed to achieve technical and commercial feasibility depending on the measure of completion that is utilized.

IPR&D is subject to amortization after product launch over the product life or otherwise subject to impairment in accordance with acquisition accounting guidance.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to these acquisitions at their respective acquisition dates is summarized as follows:

	Weighted average useful life	Purchase Price Allocation
Customer relationships	5 years	$2,130
Existing technology	3 years	650
Trade name	3 years	280
IPR&D	3 years	150
Goodwill	—	6,245

		9,455
Net tangible liabilities		(1,230)

Total purchase price		$8,225

Pro forma results of operations for these acquisitions have not been presented because they are not material to our consolidated results of operations. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.

GamSys generates revenue and incurs operating expenses in Euros. Upon consideration of the salient economic indicators discussed in ASC 830-10-55-5, Foreign Currency Matters, we consider the Euro to be the functional currency for GamSys.

4. Balance Sheet Details

Inventories

Inventories, net of allowances, as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$34,071	$30,519
Work in process	3,318	5,847
Finished goods	25,710	21,977

	$63,099	$58,343

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers of $3.1 and $2.2 million at June 30, 2013 and December 31, 2012, respectively, is included in other current assets in our condensed consolidated balance sheets.

Product Warranty Reserves

Product warranty reserve activities are summarized as follows (in thousands):

Balance at January 1, 2012	$8,877
Accrued warranty assumed upon acquisition of Cretaprint	1,386
Provisions, net of releases	10,122
Settlements	(10,227)

Balance at December 31, 2012	$10,158
Provisions, net of releases	5,352
Settlements	(5,313)

Balance at June 30, 2013	$10,197

Other Comprehensive Income

The components of OCI as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Net unrealized investment gains	$32	$184
Currency translation gains (losses)	(3,440)	132
Other	(109)	(47)

Accumulated other comprehensive income (loss)	$(3,517)	$269

Amounts reclassified out of OCI were less than $0.1 million, net of tax, for the three and six months ended June 30, 2013 and 2012, and consisted of unrealized gains from investments in debt securities and are reported within interest and other expense, net, in our condensed consolidated statements of operations.

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

Our available-for-sale short-term investments as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2013
U.S. Government and sponsored entities	$5,033	$2	$(1)	$5,034
Corporate debt securities	38,302	114	(87)	38,329
Municipal securities	1,709	1	(4)	1,706
Asset-backed securities	11,702	61	(21)	11,742
Mortgage-backed securities – residential	6,751	22	(34)	6,739

Total short-term investments	$63,497	$200	$(147)	$63,550

December 31, 2012
U.S. Government and sponsored entities	$17,371	$7	$—	$17,378
Corporate debt securities	40,218	194	(17)	40,395
Municipal securities	1,710	3	—	1,713
Asset-backed securities	12,128	66	(2)	12,192
Mortgage-backed securities – residential	9,237	63	(12)	9,288

Total short-term investments	$80,664	$333	$(31)	$80,966

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
U.S. Government and sponsored entities	$1,439	$(1)	$—	$—	$1,439	$(1)
Corporate debt securities	18,228	(87)	—	—	18,228	(87)
Municipal securities	831	(4)	—	—	831	(4)
Asset-backed securities	6,935	(21)	—	—	6,935	(21)
Mortgage-backed securities – residential	3,782	(28)	(233)	(6)	3,549	(34)

Total	$31,215	$(141)	$(233)	$(6)	$30,982	$(147)

December 31, 2012
U.S. Government and sponsored entities	$15,791	$(1)	$—	$—	$15,791	$(1)
Corporate debt securities	11,288	(17)	—	—	11,288	(17)
Asset-backed securities	1,959	(2)	—	—	1,959	(2)
Mortgage-backed securities – residential	1,263	(7)	(300)	(4)	963	(11)

Total	$30,301	$(27)	$(300)	$(4)	$30,001	$(31)

For fixed income securities that have unrealized losses as of June 30, 2013, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of June 30, 2013 were temporary in nature.

Amortized cost and estimated fair value of investments at June 30, 2013 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$11,829	$11,855
Mature in one to three years	51,668	51,695

Total short-term investments	$63,497	$63,550

For the three months ended June 30, 2013 and 2012, net realized losses of less than $0.1 and $0.1 million, respectively, from sales of investments were recognized in interest and other expense, net. For the six months ended June 30, 2013 and 2012, net realized losses of $0.1 million from sales of investments were recognized in interest and other expense, net. As of June 30, 2013 and December 31, 2012, net unrealized gains of $0.1 and $0.3 million were included in OCI in the accompanying condensed consolidated balance sheets.

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

We obtain the fair value of our Level 2 financial instruments from several third party asset managers, custodian banks, and the accounting service providers. Independently, these service providers use professional pricing services to gather pricing data, which may include quoted market prices for identical or comparable instruments or inputs other than quoted prices that are observable either directly or indirectly. The service providers then analyze their gathered pricing inputs and apply proprietary valuation techniques, including consensus pricing, weighted average pricing, distribution curve-based algorithms, or pricing models such as discounted cash flow techniques to provide a fair value for each security.

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of June 30, 2013 and December 31, 2012 in order of liquidity as follows (in thousands):

		Fair Value Measurements at Reporting Date using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
June 30, 2013
Assets:
Money market funds	$123,502	$123,502	$—	$—
U.S. Government and sponsored entities	5,034	—	5,034	—
Corporate debt securities	41,691	—	41,691	—
Municipal securities	1,706	—	1,706	—
Asset-backed securities	11,742	—	11,672	70
Mortgage-backed securities – residential	6,739	—	6,739	—

	$190,414	$123,502	$66,842	$70

Liabilities:
Contingent consideration, current and noncurrent	$29,627	$—	$—	$29,627
Self-insurance	1,558	—	—	1,558

	$31,185	$—	$—	$31,185

December 31, 2012
Assets:
Money market funds	$112,714	$112,714	$—	$—
U.S. Government and sponsored entities	20,177	15,214	4,963	—
Corporate debt securities	42,069	—	42,069	—
Municipal securities	1,713	—	1,713	—
Asset-backed securities	12,192	—	12,139	53
Mortgage-backed securities – residential	9,288	—	9,288	—

	$198,153	$127,928	$70,172	$53

Liabilities:
Contingent consideration, current and noncurrent	$38,050	$—	$—	$38,050
Self-insurance	1,375	—	—	1,375

	$39,425	$—	$—	$39,425

Money market funds consisted of $123.5 and $112.7 million, which have been classified as cash equivalents at June 30, 2013 and December 31, 2012, respectively. U.S. government and sponsored entities securities include $2.8 million, which have been classified as cash equivalents at December 31, 2012. Corporate debt securities include $3.4 and $1.7 million, which have been classified as cash equivalents at June 30, 2013 and December 31, 2012, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or they are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the six months ended June 30, 2013 and 2012.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs, which are directly or indirectly observable. We hold asset-backed securities with income payments derived from and collateralized by a specified pool of underlying assets. Predominanty, asset-backed securities in the portfolio are collateralized by credit cards and auto loans. We also hold two asset-backed securities collateralized by mortgage loans.

At June 30, 2013 and December 31, 2012, one corporate debt instrument has been classified as Level 3 due to its significantly low level of trading activity. The rollforward of Level 3 investments is not provided due to immateriality. Changes in unobservable inputs to the fair value measurement of Level 3 investments on a recurring basis will not result in a significantly higher or lower fair value measurement.

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

Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the six months ended June 30, 2013 and 2012. Accumulated other-than-temporary credit-related impairments charged to retained earnings and interest and other expense, net, consists of the following (in thousands):

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income (Expense), Net	Total
Accumulated impairments, net, attributable to assets still held at June 30, 2013	$58	$824	$882

Liabilities for Contingent Consideration

Acquisition-related liabilities for contingent consideration (i.e., earnouts) are related to the purchase business combinations of GamSys and PrintLeader in 2013; Technique, OPS, Metrics Sistemas de Informação, Serviços e Comércio Ltda. and Metrics Sistemas de Informação e Serviço Ltda. (collectively, “Metrics”), FXcolors (“FX Colors”), and Cretaprint in 2012; Alphagraph, Entrac Technologies, Inc. (“Entrac”); and Streamline Development, LLC (“Streamline”) in 2011; and Radius Solutions Incorporated (“Radius”) in 2010. The fair value of these earnouts is estimated to be $29.6 and $38.1 million at June 30, 2013 and December 31, 2012, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.2% and 6.4%, executive retention relative to acquisition-related executive deferred compensation cost, and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Acquisition-related executive deferred compensation cost of $0.5 million, which is dependent on the continuing employment of a former shareholder of an acquired company, has been applied against the earnout as of June 30, 2013. These contingent liabilities have been reflected in the condensed consolidated balance sheet as of June 30, 2013, as a current and noncurrent liability of $21.2 and $8.4 million, respectively.

The probability of achieving the 2013 Entrac, Cretaprint, Streamline, and Alphagraph earnout performance targets has been reduced, partially offset by an increase in the probability of achieving the 2013 Metrics earnout performance target. The 2012 Entrac earnout performance target was not achieved due to the delayed launch of the M500 product, which is Entrac’s next generation device. The 2012 Alphagraph earnout performance target was partially achieved. Consequently, the fair value of contingent consideration decreased by $1.6 and $2.1 million as of June 30, 2013 and December 31, 2012, respectively, partially offset by $0.8 and $1.7 million of earnout interest accretion related to all acquisitions, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the six months ended June 30, 2013 of $8.9, $0.7, and $1.0 million, respectively, related to previously accrued Cretaprint, Alphagraph, and Radius contingent consideration liabilities. Earnout payments during the year ended December 31, 2012 of $0.6, $0.3, and $0.1 million, respectively, related to previously accrued Streamline, Radius, and FX Colors contingent consideration liabilities. The difference between the $2.1 million accrued Radius earnout liability and the amount paid represents a disputed indemnification.

Changes in the fair value of contingent consideration are summarized as follows:

Fair value of contingent consideration at January 1, 2012	$8,704
Fair value of Cretaprint contingent consideration at January 10, 2012	16,445
Fair value of FX Colors contingent consideration at April 5, 2012	190
Fair value of Metrics contingent consideration at April 10, 2012	5,582
Fair value of OPS contingent consideration at October 1, 2012	2,600
Fair value of Technique contingent consideration at November 16, 2012	4,410
Deferred compensation expense dependent on future employment	907
Changes in valuation	(432)
Payments	(968)
Foreign currency adjustment	612

Fair value of contingent consideration at December 31, 2012	$38,050
Fair value of PrintLeader contingent consideration at May 8, 2013	389
Fair value of GamSys contingent consideration at May 31, 2013	2,640
Deferred compensation expense dependent on future employment	465
Changes in valuation	(828)
Payments	(10,616)
Foreign currency adjustment	(473)

Fair value of contingent consideration at June 30, 2013	$29,627

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

We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 70% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of 5% from the level assumed in the respective valuations would result in an increase (decrease) in the earnout liability of approximately $1.0 or $(1.4) million, respectively, resulting in a corresponding adjustment to general and administrative expense. Likewise, a change in the discount rate of one percentage point results in either an increase of or decrease of $0.3 million in the fair value of contingent consideration.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.6 and $1.4 million as of June 30, 2013 and December 31, 2012, respectively, which are not discounted, based upon examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual as of June 30, 2013 and December 31, 2012, include total enrollment (including employee contributions), population demographics, and historical claims costs incurred, which are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

Changes in the contingent liability for self-insurance are summarized as follows:

Fair value of self-insurance liability at January 1, 2012	$1,640
Additions to reserve	12,440
Employee contributions	2,340
Less: insurance claims, stop loss premium, and administrative fees paid	(15,045)

Fair value of self-insurance liability at December 31, 2012	$1,375
Additions to reserve	5,920
Employee contributions	1,154
Less: insurance claims, stop loss premium, and administrative fees paid	(6,891)

Fair value of self-insurance liability at June 30, 2013	$1,558

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

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities under ASC 820. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $20.9 and $3.2 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $2.7 million as of June 30, 2013 and December 31, 2012 was not material.

6. Indebtedness

Short-term borrowings of $6.9 million, which were assumed in the acquisition of Cretaprint on January 10, 2012, were repaid prior to June 30, 2013. Cretaprint indebtedness consisted primarily of notes payable to banks and lines of credit with weighted average interest rates of 5.0% and 4.5%, respectively.

Long-term indebtedness at December 31, 2012, excluding the noncurrent portion of contingent consideration, consisted of the remaining balance of $0.3 million, net of current portion, on a 6.75% building loan assumed upon the acquisition of Technique and $0.1 million of Alphagraph and Cretaprint capital lease liabilities. The Technique building mortgage, which was a ten-year loan, was fully paid during the six months ended June 30, 2013. Long-term indebtedness at June 30, 2013 consists of approximately $0.2 million of capital lease obligations.

7. Income taxes

We recognized a tax provision of $2.0 million on pretax net income of $11.4 and $9.1 million during the three months ended June 30, 2013 and 2012, respectively. We recognized a tax provision of $0.3 and $4.1 million on pretax net income of $18.0 and $17.3 million during the six months ended June 30, 2013 and 2012, respectively. The provision for income taxes before discrete items reflected in the table below was $2.4 and $2.6 million during the three months ended June 30, 2013 and 2012, respectively, and $4.3 and $5.2 million during the six months ended June 30, 2013 and 2012, respectively. The decrease in the provision for income taxes before discrete items for the three and six months ended June 30, 2013, compared with the same periods in the prior year, is due primarily to the tax benefit related to the U.S. federal research and development credit recognized only in 2013.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2013, lower taxes on permanently reinvested foreign earnings, and the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes. Pursuant to the American Taxpayer Relief Act of 2012, on January 2, 2013, we recognized a tax benefit of $3.2 million resulting from the renewal of the U.S. federal research and development tax credit retroactive to 2012. ASC 740-10-45-15, Income Taxes, requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes for the three and six months ended June 30, 2013 and 2012 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Provision for income taxes before discrete items	$2.4	$2.6	$4.3	$5.2
Interest related to unrecognized tax benefits	0.1	0.1	0.2	0.2
Provision related to reassessment of taxes resulting from the filing of prior year foreign tax returns	—	—	0.3	—
Benefit related to restructuring and other expenses	(0.1)	(0.3)	(0.7)	(0.6)
Benefit related to the 2012 U.S. federal research and development tax credit	—	—	(3.2)	—
Tax deductions related to ESPP dispositions	(0.1)	(0.1)	(0.3)	(0.4)
Benefit related to reversals of uncertain tax positions due to statute of limitation expirations	(0.3)	(0.3)	(0.3)	(0.3)

Provision for income taxes	$2.0	$2.0	$0.3	$4.1

As of June 30, 2013 and December 31, 2012, the gross unrecognized tax benefits were $33.8 and $29.8 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $4.0 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our condensed consolidated statement of operations.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision. As of June 30, 2013 and December 31, 2012, we accrued $1.5 and $1.2 million, respectively, for potential payments of interest and penalties.

As of June 30, 2013, we were subject to examination by the Internal Revenue Service for the 2009-2012 tax years, state tax jurisdictions for the 2008-2012 tax years, and the Netherlands tax authority for the 2010-2012 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are required to make payments to acquired company stockholders based on the achievement of specified performance targets. The fair value of these earnouts is estimated to be $29.6 and $38.1 million at June 30, 2013 and December 31, 2012, respectively, by applying the income approach in accordance with ASC 805-30-25-5. These contingent liabilities have been reflected in the condensed consolidated balance sheet as of June 30, 2013, as a current and noncurrent liability of $21.2 and $8.4 million, respectively. The potential undiscounted amount of all future contingent consideration cash payments that we could be required to make, beyond amounts currently accrued, is $5.4 million as of June 30, 2013.

The probability of achieving the 2013 Entrac, Cretaprint, Streamline, and Alphagraph earnout performance targets has been reduced, partially offset by an increase in the probability of achieving the 2013 Metrics earnout performance target. The 2012 Entrac earnout performance target was not achieved due to the delayed launch of the M500 product, which is Entrac’s next generation device. The 2012 Alphagraph earnout performance target was partially achieved. Consequently, the fair value of contingent consideration decreased by $1.6 and $2.1 million as of June 30, 2013 and December 31, 2012, respectively, partially offset by $0.8 and $1.7 million of earnout interest accretion related to all acquisitions, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

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

We have accrued a contingent liability of $1.6 and $1.4 million as of June 30, 2013 and December 31, 2012, respectively, which represents an allocation of the ultimate claims cost that will be incurred through year end. The estimated liability is not discounted and is established based upon analysis of historical data supplied by our insurance carrier and an internal update of the actuarial analysis that we obtained at December 31, 2012. We will further refine our accrual at December 31, 2013 based upon appropriate actuarial analysis and estimates. The primary estimates used in the development of our accrual at June 30, 2013 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

Lease Commitments and Contractual Obligations

As of June 30, 2013, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

On April 26, 2013, we purchased an approximately 119,000 square feet cold shell building located at 6750 Dumbarton Circle, Fremont, California, the related land, and certain other property improvements from John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee (the “Trusts”), for a total purchase price of $21.5 million. We expect to incur additional build-out and construction costs and expenses related to this facility of approximately $15 million.

We also entered into a 15-year lease agreement with the Trusts, pursuant to which we leased approximately 58,000 square feet of an adjacent building located at 6700 Dumbarton Circle, Fremont, California. The lease is scheduled to commence on September 1, 2013. Future minimum lease payments are $18.4 million, net of a full abatement of rent for the first three years of the lease term. During the initial lease term, we also have certain rights of first refusal to (i) lease the remaining portion of the leased facility and/or (ii) purchase the facility. This location will serve as our new worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment. We plan to relocate our current headquarters no later than November 1, 2013.

The leased facility is a cold shell requiring additional build-out and tenant improvements. The Trusts will pay the costs of the build-out up to $4.5 million, including all structural improvements, and we will pay the costs of any tenant improvements beyond that amount. We have incurred $0.2 million during the six months ended June 30, 2013. The Trusts are responsible for any costs related to force majeure events that result in any damage to the facility. We are responsible for cost over-runs, if any, related to force majeure events including strikes, war, and material availability. Since we are responsible for cost overruns related to certain force majeure events, we are in substance offering an indemnification to the Trusts for events outside of our control. As such, we are deemed to be the accounting owner during the construction period. As of June 30, 2013, we capitalized $11.0 million in property and equipment based on the estimated replacement cost of the unfinished space along with the corresponding financing obligation.

Monthly lease payments are allocated between the land element of the lease, accounted for as an operating lease upon lease execution, and the imputed financing obligation. The imputed financing obligation will be amortized upon lease commencement in accordance with the effective interest method using the interest rate determined in accordance with the requirements of sale leaseback accounting. The imputed interest cost incurred during the construction period will be capitalized as a component of the construction cost upon lease commencement. As of June 30, 2013, the imputed financing obligation in connection with the facility was $11.0 million, which was classified as a long-term imputed financing obligation in our condensed consolidated balance sheet. If the requirements of sale leaseback accounting are satisfied, or at the end of the initial lease term, we will reverse the net book value of the building and the corresponding imputed financing obligation.

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

As of June 30, 2013, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Componex Corporation (“Componex”) vs. EFI

Componex Corporation is a manufacturer of rolls used in machines handling continuous sheets of product and was, and continues to be, a supplier for certain products in our Vutek product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by another vendor infringe two patents held by Componex. Because this proceeding is still is its preliminary stages, we have not had an opportunity to complete our evaluation of the allegations, determine whether the loss is probable or reasonably possible or, if it is probable or reasonably possible, estimate the amount or range of loss that may be incurred.

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

In addition to its own defenses, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta, Xerox, and others. We do not believe that our products infringe any valid claim of Digitech’s patent. We have filed our response to the action, denying infringement and arguing that the patent at issue is not valid. We have also moved to strike Digitech’s infringement contentions as lacking a proper basis.

Although we do not believe that Digitech’s infringement claims are valid and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected by an assessment of damages. We are currently assessing whether we can provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the total sales of the implicated systems in the United States and what a reasonable royalty, if any, might be under the circumstances.

Durst Fototechnik Technology GmbH (“Durst”) v. Electronics for Imaging GmbH (“EFI GmbH”) and EFI, et al.

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany (“Regional Court”), alleging infringement of a German patent. The Regional Court preliminarily determined that the white base coat printing method in our GS and QS super-wide format printer product lines infringes the Durst patent. We have appealed this preliminary decision to the Higher Regional Court of Dusseldorf. A hearing has been scheduled by the Higher Regional Court for March 20, 2014.

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

N.V. Perfectproof Europe (“Perfectproof”) v. EFI GmbH

On December 31, 2001, Perfectproof filed a complaint against BEST GmbH, currently EFI GmbH in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EU 0.6 million for such termination and additional damages of EU 0.3 million, or a total of approximately $1.2 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and questioned its jurisdiction over the claim. Perfectproof appealed, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and remanded the case to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof again appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case; that the “exclusive” agreement required reasonable notice prior to termination; and that Perfectproof is entitled to damages. The court appointed an expert to review the parties’ records and address certain questions relevant in assessing Perfectproof’s damages claim. On October 19, 2011, the expert issued its final report itemizing damages that are, in the aggregate, significantly less than the amount claimed by Perfectproof. The final determination of damages will not be binding until it is approved or adopted by the court. The Court of Appeal has scheduled the hearing for October 21, 2013.

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

A trial was held on October 4, 2012. On January 2, 2013, the court ruled in favor of Cretaprint concluding that the Cretaprint products do not infringe the Claramonte patent. Mr. Claramonte appealed the ruling on January 30, 2013. On July 15, 2013, the Spanish Court of Appeal affirmed the trial court’s conclusion that the Cretaprint products do not infringe the Claramonte patent. Mr. Claramonte may appeal the ruling of the Spanish Court of Appeal.

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

Other Matters

As of June 30, 2013, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

We classify our revenue, operating segment profit (i.e., gross profit), assets, and liabilities in accordance with our operating segments as follows:

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

Productivity Software, which consists of (i) our business process automation software, including Monarch, PSI, Logic, PrintSmith, and PrintFlow; (ii) Pace, our business process automation software that is available in a cloud-based environment; (iii) Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; (iv) Online Print Solutions, our cloud-based e-commerce software that provides web-to-print, publishing, and cross-media marketing solutions over the internet; (v) Radius, our business process automation software for label and packaging printers; (vi) PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; (vii) Prism, Metrics, Technique, and GamSys, our business process automation solutions for the printing and packaging, publication, commercial, and direct marketing print industries; and (viii) Alphagraph, which includes business process automation solutions for the graphic arts industry.

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

Gross profit information, excluding stock-based compensation expense, for the three and six months ended June 30, 2013 and 2012 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Industrial Inkjet
Revenue	$88,003	$79,820	$168,306	$154,912
Gross profit	35,165	32,215	67,146	61,701
Gross profit percentages	40.0%	40.4%	39.9%	39.8%
Productivity Software
Revenue	$28,509	$25,722	$56,238	$49,791
Gross profit	20,231	18,500	40,156	35,665
Gross profit percentages	71.0%	71.9%	71.4%	71.6%
Fiery
Revenue	$63,786	$58,359	$127,113	$119,254
Gross profit	42,969	39,312	85,392	80,626
Gross profit percentages	67.4%	67.4%	67.2%	67.6%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment gross profit	$98,365	$90,027	$192,694	$177,992
Stock-based compensation expense	(382)	(235)	(851)	(533)

Gross profit	$97,983	$89,792	$191,843	$177,459

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

June 30, 2013	Industrial Inkjet	Productivity Software	Fiery
Goodwill	$60,594	$97,324	$64,480
Identified intangible assets, net	37,264	32,620	2,449
Tangible assets, net of liabilities	89,119	(17,410)	30,245

Net tangible and intangible assets	$186,977	$112,534	$97,174

December 31, 2012
Goodwill	$60,745	$94,112	$64,526
Identified intangible assets, net	41,103	36,141	3,000
Tangible assets, net of liabilities	80,569	(14,239)	26,304

Net tangible and intangible assets	182,417	116,014	93,830

Operating segment assets exclude corporate assets, such as cash, short-term investments, corporate headquarters facility, deferred proceeds from property transaction and related assets, imputed financing obligation, taxes receivable, and taxes payable. In accordance with ASC 805, we revised previously issued post-acquisition financial information to reflect adjustments to the preliminary accounting for business acquisitions as if the adjustments occurred on the acquisition date. Accordingly, we have increased goodwill by $0.8 and $0.3 million at December 31, 2012 to reflect opening balance sheet adjustments in the Industrical Inkjet and Productivity Software operating segments, respectively, related to our acquisitions of Cretaprint, OPS, and Technique, respectively. The purchase price allocations for the OPS and Technique acquisitions are preliminary and subject to change within the respective measurement periods as valuations are finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired at the respective acquisition dates during the respective measurement periods.

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

Our revenue by ship-to destination for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Americas	$100,516	$82,725	$194,413	$164,906
Europe, Middle East and Africa (“EMEA”)	49,984	51,560	100,030	106,686
Asia Pacific (“APAC”)	29,798	29,616	57,214	52,365
Japan	5,815	7,867	13,034	14,819
APAC, ex Japan	23,983	21,749	44,180	37,546

Total revenue	$180,298	$163,901	$351,657	$323,957

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge monetary assets and liabilities, including intercompany transactions, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our condensed consolidated balance sheet. As permitted, foreign exchange contracts with notional amounts of $2.7 million and net asset/liability fair values that are immaterial have been designated for cash flow hedge accounting treatment at June 30, 2013 and December 31, 2012. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated revenue in Europe, Japan, the U.K., Latin America, Australia, and New Zealand and are primarily related to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge remeasurement exposure associated with Euro-denominated intercompany loans and Indian rupe nonmonetary assets. As of June 30, 2013, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies in the future.

By their nature, derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movement is expected to offset the market risk of the underlying transactions, assets, and liabilities being hedged (e.g., operating expense exposure in Indian rupees) or the settlement of the Euro-denominated intercompany loans. We do not believe there is a significant risk of loss from non-performance by the counterparty associated with these instruments because, by policy, we deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Foreign currency derivative contracts with notional amounts of $2.7 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at June 30, 2013 and December 31, 2012. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the condensed consolidated statement of operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Forward contracts not designated as hedging instruments with notional amounts of $18.2 and $0.5 million are used to hedge foreign currency balance sheet exposures at June 30, 2013 and December 31, 2012, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest and other expense, net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities. Forward contracts not designated as hedging instruments at June 30, 2013, consist of hedges of Euro-denominated intercompany loans with notional amounts of $16.9 million and Indian rupee net monetary assets with a notional amount of $1.3 million.

11. Restructuring and Other

During the three and six months ended June 30, 2013 and 2012, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. We announced restructuring plans to better align our costs with revenue levels and to re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions taken during the first quarter of 2013 to lower our quarterly operating expense run rate in the Fiery operating segment, targeted reductions in the Industrial Inkjet operating segment, and the integration of Productivity Software head count with acquired entities. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

We recorded restructuring and other charges of $1.2 and $3.1 million for the three and six months ended June 30, 2013, respectively, and $1.2 and $2.3 million for the three and six months ended June 30, 2012, respectively, primarily consisting of restructuring, severance, retention, and charges to downsize or relocate our facilities. Restructuring and severance charges of $0.4 and $1.4 million related to head count reductions of 28 and 62 for the three and six months ended June 30, 2013, respectively, and $0.3 and $1.1 million related to head count reductions of 16 and 44 for the three and six months ended June 30, 2012, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs. Integration expenses of $0.5 and $1.1 million were incurred during the three and six months ended June 30, 2013, respectively, primarily related to the Metrics, Cretaprint, OPS, and Technique acquisitions, and $0.7 and $0.8 million was incurred during the three and six months ended June 30, 2012, respectively, primarily related to the Metrics, Cretaprint, and Prism Group Holdings Limited (“Prism”) acquisitions.

Retention expenses of $0.2 and $0.5 million were recognized during the three and six months ended June 30, 2013 and 2012, respectively, associated with the Cretaprint acquisition. Facilities restructuring costs of $0.1 and $0.2 million were incurred during the three and six months ended June 30, 2013, respectively, primarily related to the relocation of our corporate headquarters, Japan, Belgium, and certain manufacturing facilities.

Restructuring and other reserve activities for the six months ended June 30, 2013 and 2012 are summarized as follows (in thousands):

	Six months ended June 30,
	2013	2012
Reserve balance at January 1,	$1,670	$1,870
Restructuring charges	1,084	785
Other charges	2,053	1,465
Non-cash acquisition-related retention costs	(465)	(456)
Cash payments	(3,006)	(2,152)

Reserve balance at June 30,	$1,336	$1,512

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

Stock-based compensation expense related to stock options, ESPP purchases, and RSUs under ASC 718 for the three and six months ended June 30, 2013 and 2012 is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock -based compensation expense by type of award:
Employee stock options	$196	$324	$634	$462
Non-vested RSUs	4,858	3,965	10,130	7,896
ESPP	744	477	1,678	1,075

Total stock-based compensation	5,798	4,766	12,442	9,433
Tax effect on stock-based compensation	(1,814)	(1,329)	(3,748)	(2,861)

Net effect on net income	$3,984	$3,437	$8,694	$6,572

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

No stock options were granted during the three and six months ended June 30, 2013 and 2012. No ESPP purchases occurred during the three months ended June 30, 2013 and 2012. The estimated per share weighted average fair value of ESPP shares issued and the assumptions used to estimate fair value for the six months ended June 30, 2013 and 2012 are as follows:

	Six months ended June 30,
	2013	2012
Weighted average fair value per share	$6.68	$5.64
Expected volatility	29% - 38%	38% - 49%
Risk-free interest rate	0.1% - 0.3%	0.1% - 0.2%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable as of June 30, 2013 and activity for the six months ended June 30, 2013 is as follows (in thousands, except weighted average exercise price and remaining contractual term):

	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2013	1,536	$14.19
Options granted	—	—
Options forfeited and expired	(41)	25.63
Options exercised	(372)	11.49

Options outstanding at June 30, 2013	1,123	$14.66	3.38	15,304

Options vested and expected to vest at June 30, 2013	1,098	$14.65	3.33	14,981

Options exercisable at June 30, 2013	841	$14.59	2.73	11,531

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at June 30, 2013.

Non-vested RSUs as of June 30, 2013 and activity during the six months ended June 30, 2013 are summarized below (shares in thousands):

Non-vested shares	Shares	Weighted average grant date fair value
Non-vested at January 1, 2013	$2,345	$15.26
Restricted stock granted	355	24.21
Restricted stock vested	(408)	15.08
Restricted stock forfeited	(188)	16.91

Non-vested at June 30, 2013	2,104	$16.66

The grant date fair value of RSUs vested during the six months ended June 30, 2013 was $6.2 million. The aggregate intrinsic value at June 30, 2013 for RSUs expected to vest was $51.2 million and the remaining weighted average vesting period was 0.9 years. Aggregate intrinsic value for RSUs expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of June 30, 2013.

Amended and Restated 2009 Equity Incentive Award Plan

On June 4 2013, our stockholders approved amendments to the Amended and Restated 2009 Equity Incentive Award Plan to increase the number of shares of common stock reserved under the plan for future issuance from 7.0 to 11.6 million shares and authorized the granting of performance-based awards under the plan through the 2018 annual meeting of stockholders.

Amended and Restated 2000 Employee Stock Purchase Plan

On June 4, 2013, our stockholders approved amendments to the Amended and Restated 2000 Employee Stock Purchase Plan that increased the number of shares authorized for issuance pursuant to such plan by 2 million shares. The share increase was intended to ensure that we continue to have a sufficient reserve of common stock available under the ESPP to provide our eligible employees with the opportunity to acquire our common stock through participation in a payroll deduction-based ESPP designed to operate in compliance with Section 423 of the U.S. Internal Revenue Code (“IRC”). The amendment and restatement of the ESPP provides for an automatic increase in the number of shares reserved for issuance under the ESPP.

The ESPP is qualified under Section 423 of the IRC. Eligible employees may contribute from one to ten percent of their base compensation not to exceed ten percent of the employee’s earnings. Employees are not able to purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the beginning of the offering period under the ESPP. The purchase price shall be the lesser of 85% of the fair market value of the stock, either on the offering date or on the purchase date. The offering period shall not exceed 27 months beginning with the offering date. The ESPP provides for offerings of four consecutive, overlapping six-month offering periods, with a new offering period commencing on the first trading day on or after February 1 and August 1 of each year.

Performance-based and Market-based Stock Options and RSUs

RSUs granted during the six months ended June 30, 2013 included 244,112 performance-based RSUs, which vest when specified performance criteria are met based on 2013 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $5.7 million, which is being amortized over their service periods of 1.0 year. The probability of achieving these awards was determined based on review of the actual results achieved by each business unit during the six months ended June 30, 2013 compared with the 2013 operating plan as well as the overall strength of the business unit within EFI. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the year, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. As of June 30, 2013, 240,374 performance-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2012 included 282,850 performance-based RSUs, which vest when specified performance criteria are met based on 2012 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $4.9 million, which is being amortized over their service periods of 1.0 year. The performance criteria were achieved with respect to approximately 58% of these RSUs as of December 31, 2012. Accordingly, these RSUs vested on February 22 and May 11, 2013 when the associated service requirements were met and the achievement of the performance criteria was certified by the board of directors.

RSUs granted during the year ended December 31, 2012 included 191,594 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2012 and the second quarter of 2015; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $3.0 million, which is being amortized over their average derived service periods of 3.0 years. The probability of achieving these awards was determined based on review of the actual results achieved by each business unit during the six months ended June 30, 2013 compared with the 2013 operating plan as well as the overall strength of the business unit within EFI. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. As of June 30, 2013, 191,594 performance-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2011 included 90,000 market-based RSUs, which vest when our average closing stock price exceeds defined multiples of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. If these multiples are not achieved by January 5, 2018, the awards are forfeited. The grant date fair value was estimated to be $1.1 million and is being amortized over the average derived service period of 3.93 years. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 2.9% and an implied volatility of 40%. On April 1, 2013, February 7, 2013, and May 10, 2011, these market-based RSUs vested due to achievement of the threshold multiple of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. As of June 30, 2013, no market-based RSUs remain unvested.

RSUs granted during the year ended December 31, 2011 included 323,600 performance-based RSUs, which vest when specified performance criteria are met based on 2011 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $5.0 million, which was being amortized over their service periods of 1.0 year. The performance criteria were achieved with respect to approximately 90% of these RSUs as of December 31, 2011. Accordingly, these RSUs vested on February 9 and 13, 2012 when the associated service requirements were met.

RSUs granted during the year ended December 31, 2011 included 195,156 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2011 and the second quarter of 2014; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $3.0 million, which is being amortized over their average derived service periods of 3.0 years. The probability of achieving these awards was determined based on review of the actual results achieved by each business unit during the six months ended June 30, 2013 compared with the 2013 operating plan as well as the overall strength of the business unit within EFI. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. On May 23, 2012, 64,909 performance-based RSUs vested due to achievement of the threshold level of revenue and non-GAAP operating income targets during four consecutive quarters between the second quarter of 2011 and the first quarter of 2012. As of June 30, 2013, 124,390 performance-based RSUs remain outstanding.

RSUs and stock options granted during the year ended December 31, 2009 included 98,000 market-based RSUs and 294,076 market-based stock options. These awards vest when our average closing stock price exceeds defined multiples of the June 18 or August 28, 2009 closing stock prices for 20 consecutive trading days. If these multiples are not achieved by June 18 or August 28, 2016, respectively, the awards are forfeited. The grant date fair value was estimated to be $0.9 million for the RSUs and $1.7 million for the stock options, which are being amortized over their average derived service periods of 4.35 and 4.88 years, respectively. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and 3.1%, respectively, and an implied volatility of 50%. On February 13, 2013, December 17, 2012, and January 10, 2011, an aggregate of 78,000 market-based RSUs vested due to achievement of the threshold multiple of the June 18 and August 28, 2009 closing stock prices, respectively, for 20 consecutive trading days. On March 25, 2013, February 11, 2013, January 14, 2013, and April 27, 2011, an aggregate of 190,716 market-based stock options vested due to achievement of the threshold multiple. As of June 30, 2013, no market-based RSUs and stock options remain unvested.

Stock options granted during the year ended December 31, 2009 included 32,674 performance-based stock options. These performance-based stock options vest when our annual non-GAAP return on equity exceeds defined thresholds of the 2008 non-GAAP return on equity. Non-GAAP return on equity is defined as non-GAAP net income divided by stockholders’ equity. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain recurring and non-recurring expenses, and the tax effects of these adjustments. If these defined thresholds are not achieved by August 28, 2016, the stock options are forfeited. The grant date fair value was estimated to be $0.1 million, which is being amortized over the average derived service period of 3.71 years. On December 31, 2011, 5,298 of these performance-based stock options vested due to achievement of the initial non-GAAP return on equity growth threshold. As of June 30, 2013, 15,540 performance-based stock options remain unvested.

13. Common Stock Repurchase Programs

On August 31, 2012, the board of directors approved the repurchase of $100 million of outstanding common stock. This authorization expires in February 2014. Under this publicly announced plan, we repurchased 1.3 million shares for an aggregate purchase price of $22.9 million during the year ended December 31, 2012. We repurchased 0.2 and 0.4 million shares for an aggregate purchase price of $5.0 and $10.0 million during the three and six months ended June 30, 2013.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In addition, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered 0.1 and 0.3 million shares for an aggregate purchase price of $1.3 and $7.8 million for the three and six months ended June 30, 2013, respectively, and 0.4 and 0.5 million shares for an aggregate purchase price of $7.8 and $9.5 million for the three and six months ended June 30, 2012, respectively.

These repurchased shares are recorded as treasury stock and are accounted for under the cost method thereby reducing shares outstanding. None of these repurchased shares of common stock have been cancelled. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

14. Accounts Receivable

Financing Receivables

We had financing receivables of $2.8 and $2.3 million consisting of $1.7 and $0.9 million of sales-type lease receivables and $1.1 and $1.4 million of trade receivables having a contractual maturity in excess of 360 days at June 30, 2013 and December 31, 2012, respectively. Because we do not have a significant amount of financing receivables, credit quality is evaluated on the same basis as trade receivables. We have not experienced material amounts of past due financing receivables.

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

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $2.1 and $4.1 million during the three and six months ended June 30, 2013 and $4.3 million during the year ended December 31, 2012, respectively, which approximates the cash received.

We have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 30 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $3.8 and $6.9 million during the three and six months ended June 30, 2013 and $2.1 million during the year ended December 31, 2012, respectively, which approximates the cash received. We report collections from the sale of trade receivables to third parties as operating cash flows in the condensed consolidated statements of cash flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimis.

15: Deferred Proceeds from Property Transaction

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead Sciences, Inc. (“Gilead”) for $179.7 million. We will continue to use the facility for up to one year for which rent is not required to be paid. We are accounting for this transaction as a financing transaction related to our continued use of the facility and a sublease receivable relative to Gilead’s use of a portion of the facility. Our use of the facility during the rent-free period constitutes a form of continuing involvement that prevents gain recognition. We have recorded interest expense on the financing obligation at our incremental borrowing rate and increased the financing obligation by the same amount, which resulted in total deferred proceeds from property transaction of $182.0 million at June 30, 2013. We have recorded sublease income at an implied market rate from Gilead and recorded a sublease receivable for the same amount. We will vacate the facility during the fourth quarter of 2013. At that date, we will have no continuing involvement with the property and will account for the transaction as a property sale thereby recognizing a gain of approximately $117 million on the sale of the property, which represents the difference between the sales proceeds and the carrying value of the property and related assets as well as any direct incremental costs associated with the sale.

The assets subject to this sale of $63.9 million as of June 30, 2013 include property and equipment, net, of $60.8 million and current assets of $3.1 million. The sold assets include the $56.9 million facility, $2.9 million of related land, and $2.1 million of leasehold and land improvements, net of accumulated depreciation of $1.1 million. The buildings and improvements are subject to depreciation over their normal useful lives until the property is no longer used by us. Current assets include $0.4 million of direct transaction costs, $0.5 million of previously capitalized lease financing and other costs, and an imputed sublease receivable of $2.2 million.

We will incur imputed financing and depreciation expense, net of imputed sublease income, of approximately $1.6 million, which commenced during the fourth quarter of 2012, until we vacate the building during the fourth quarter of 2013 when we will recognize a gain on sale of building and land of approximately $117 million.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the six months ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three and six months ended June 30, 2013 were as follows:

•

Our results of operations for the three and six months ended June 30, 2013 compared with the three and six months ended June 30, 2012 reflect revenue growth, consistent gross profit percentages, reduced operating expenses as a percentage of revenue and improved profitability. Our revenue growth was driven by increased revenue in all three operating segments. We completed our acquisitions of PrintLeader and GamSys in 2013. We completed our acquisitions of Cretaprint, Metrics, OPS, and Technique in 2012. Their results are included in our results of operations subsequent to their respective acquisition dates.

•

Our consolidated revenue increased by 10% and 9%, or $16.4 and $27.7 million, during the three and six months ended June 30, 2013, respectively, compared with the three and six months ended June 30, 2012. Industrial Inkjet, Productivity Software, and Fiery revenue increased by $8.2, $2.8, and $5.4 million during the three months ended June 30, 2013, respectively, and by $13.4, $6.4, and $7.9 million, during the six months ended June 30, 2013, respectively, as compared with the same periods in the prior year.

¡

Industrial Inkjet revenue increased by 10% and 9% during the three and six months ended June 30, 2013, respectively, compared with the three and six months ended June 30, 2012. The Industrial Inkjet revenue increase was led by significantly increased UV and LED ink revenue, strong demand for our GS3250LX and GS2000LX UV-curing digital inkjet printers incorporating “cool cure” LED technology, acceptance of our QS2Pro and QS3Pro UV hybrid digital inkjet printers, which were launched in 2012, and our HS 100 digital UV inkjet press incorporating LED technology and representing an alternative to analog presses, which was launched during the second quarter of 2013.

¡

Productivity Software revenue increased by 11% and 13% during the three and six months ended June 30, 2013, respectively, compared with the three and six months ended June 30, 2012. Our Productivity Software revenue is benefiting from the need for printing companies to improve productivity and efficiency through business process automation, which resulted in increased Pace and Radius revenue, as well as revenue from recently acquired businesses. Metrics, which closed during the second quarter of 2012; and OPS and Technique, which closed during the fourth quarter of 2012 contributed to our revenue growth. The acquisitions of GamSys, OPS, Technique, Prism, Alphagraph, and Radius have increased the international presence of our Productivity Software business. Our acquisitions have significantly increased our recurring maintenance revenue base.

¡

Fiery revenue increased by 9% and 7% during the three and six months ended June 30, 2013, respectively, compared with the three and six months ended June 30, 2012. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue increase is primarily due to new product launches by these printer manufacturers resulting in increased controller and embedded server revenue, as well as the launch of the Fiery FS100 server platform.

•

Our gross profit percentage, excluding stock-based compensation, was comparable at 55% during the three and six months ended June 30, 2013 and 2012. Comparable revenue mix and gross profit percentages among our three operating segments resulted in a comparable overall gross profit percentage between the periods.

•

Operating expenses were 48% and 49% of revenue during the three and six months ended June 30, 2013, respectively, which was comparable to the three and six months ended June 30, 2012. Operating expenses increased by $6.7 and $11.1 million during the three and six months ended June 30, 2013, respectively, compared with the three and six months ended June 30, 2012, but were comparable as a percentage of revenue due to the 10% and 9% increase in revenue during the three and six months ended June 30, 2013, respectively. The increase in operating expenses was primarily driven by head count increases related to our business acquisitions and geographic expansion in China, variable compensation due to improved profitability, commission payments resulting from increased revenue, trade show expenses, restructuring and other charges, acquisition expenses, legal fees, amortization of intangible assets, changes in fair value of contingent consideration, and stock-based compensation, partially offset by targeted head count reductions undertaken to lower our quarterly operating expense run rate in the Fiery operating segment, targeted head count reductions in the Industrial Inkjet operating segment, and head count reductions in the Productivity Software operating segment driven by the integration of acquired entities.

•

Interest and other expense, net, decreased from a loss of $1.3 million during the three months ended June 30, 2012, to a loss of $0.4 million during the three months ended June 30, 2013. This decrease of $0.9 million is primarily due to the foreign exchange loss of $1.7 million during the three months ended June 30, 2012, partially offset by imputed interest expense of $0.6 million (net of $0.3 million of capitalized interest related to our new corporate headquarters) during the three months ended June 30, 2013, related to the deferred proceeds from property transaction.

•

Interest and other expense, net, increased from a loss of $0.8 million during the six months ended June 30, 2012, to a loss of $3.3 million during the six months ended June 30, 2013. This increase is primarily due to imputed interest expense of $1.5 million (net of $0.3 million of capitalized interest related to our new corporate headquarters) during the six months ended June 30, 2013, related to the deferred proceeds from property transaction, and an increase of $0.8 million in the foreign exchange loss to $2.2 million during the six months ended June 30, 2013, resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees), compared with a $1.4 million foreign exchange loss during the six months ended June 30, 2012.

•

We recognized tax provisions of $2.0 and $0.3 million on pre-tax operating income of $11.4 and $18.0 million during the three and six months ended June 30, 2013, respectively, compared to $2.0 and $4.1 million recognized on pre-tax operating income of $9.1 and $17.3 million during the three and six months ended June 30, 2012, respectively. Pursuant to the American Taxpayer Relief Act of 2012, on January 2, 2013, we recognized a tax benefit of $3.2 million resulting from the renewal of the U.S. federal research and development tax credit retroactive to 2012. ASC 740-10-45-15, Income Taxes, requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date. Accordingly, the portion of the retroactive credit that related to 2012 was entirely recognized on January 2, 2013.

Results of Operations

Our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	100%	100%	100%	100%
Gross Profit	54	55	55	55
Operating expenses:
Research and development	18	18	18	19
Sales and marketing	19	19	19	19
General and administrative	7	7	8	7
Restructuring and other	1	1	1	1
Amortization of identified intangibles	3	3	3	3

Total operating expenses	48	48	49	49

Income from operations	6	7	6	6
Interest and other expense, net	—	(1)	(2)	(1)

Income before income taxes	6	6	4	5
Provision for income taxes	(1)	(2)	—	(1)

Net income	5%	4%	4%	4%

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

•

“Productivity Software,” which consists of (i) our business process automation software, including Monarch, PSI, Logic, PrintSmith, and PrintFlow; (ii) Pace, our business process automation software that is available in a cloud-based environment; (iii) Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; (iv) Online Print Solutions, our cloud-based e-commerce software that provides web-to-print, publishing, and cross-media marketing solutions over the internet; (v) Radius, our business process automation software for label and packaging printers; (vi) PrintStream, our business process automation software for mailing and fulfillment services in the printing industry; (vii) Prism, Metrics, Technique, and GamSys, our business process automation solutions for the printing and packaging, publication, commercial, and direct marketing print industries; and (viii) Alphagraph, which includes business process automation solutions for the graphic arts industry.

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

On a sequential basis, revenue during the second quarter of 2013 increased by $8.9 million, or 5%, compared to first quarter 2013 results, due to increased Industrial Inkjet, Productivity Software, and Fiery revenue of 10%, 3%, and 1%, respectively. The Industrial Inkjet sequential revenue increase of 10% was primarily due to UV and LED ink, super-wide format printers led by the launch of our HS 100 digital UV inkjet press, and Cretaprint parts and services. The Productivity Software sequential revenue increase of 3% was primarily due to increased Pace, Radius, and Technique revenue, as well as the acquisition of GamSys, which closed during the second quarter of 2013. The Fiery revenue increase of 1% was primarily due to increased Entrac and proofing revenue.

Revenue by Operating Segment for the Three Months Ended June 30, 2013 and 2012

Our revenue by operating segment for the three months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three months ended June 30,
		Percent		Percent	Change
	2013	of total	2012	of total	$	%
Industrial Inkjet	$88,003	49%	$79,820	48%	$8,183	10%
Productivity Software	28,509	16	25,722	16	2,787	11
Fiery	63,786	35	58,359	36	5,427	9

Total revenue	$180,298	100%	$163,901	100%	$16,397	10%

Overview

Our consolidated revenue increased by approximately 10%, or $16.4 million, from $163.9 million for the three months ended June 30, 2012 to $180.3 million for the three months ended June 30, 2013 consisting of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $8.2, $2.8, and $5.4 million, respectively. Our revenue growth was primarily driven by the strength of our Industrial Inkjet operating segment in the digital printing markets in which it participates, revenue growth from our Productivity Software operating segment acquisition strategy, and recent product launches in the Fiery operating segment by our printer manufacturer customers.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 10% during the three months ended June 30, 2013, compared with the three months ended June 30, 2012. We continue to experience growth resulting from the ongoing analog to digital and solvent to UV migration. The Industrial Inkjet revenue increase was led by significantly increased UV and LED ink revenue, strong demand for our GS3250LX and GS2000LX UV- curing digital inkjet printers incorporating “cool cure” LED technology, acceptance of our QS2Pro and QS3Pro UV hybrid digital inkjet printers, which were launched in 2012, our HS 100 digital UV inkjet press incorporating LED technology and representing an alternative to analog presses, which was launched during the second quarter of 2013, and our next generation Cretaprint ceramic tile decoration digital inkjet printer, which was launched during the fourth quarter of 2012. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage. The QS2Pro and QS3Pro printers were re-designed based on GS technology to replace the QS product line, thereby resulting in many operational efficiencies including interchangeability of components and consistent technology between the GS and QS product lines.

Productivity Software Revenue

Productivity Software revenue increased by 11% during the three months ended June 30, 2013, compared with the three months ended June 30, 2012, primarily due to increased Pace and Radius revenue and revenue from recently acquired businesses. Productivity Software revenue benefited from our acquisition of Metrics, which closed during the second quarter of 2012, our acquisitions of OPS and Technique, which closed during the fourth quarter of 2012, and our acquisitions of GamSys and PrintLeader, which closed during the second quarter of 2013. The acquisitions of GamSys, OPS, Technique, Prism, Alphagraph, and Radius have increased the international presence of our Productivity Software business and, specifically, the acquisitions of Metrics and Prism have increased our Latin American and APAC presence, respectively, and the acquisition of GamSys has increased our presence in the French-speaking regions of Europe and Africa. Our acquisitions have significantly increased our recurring maintenance revenue base. The economic downturn has benefited this operating segment, which focuses on the automation of printing business functions thereby improving productivity and cost reduction by our customers.

Fiery Revenue

Fiery revenue increased by 9% during the three months ended June 30, 2013, compared with the three months ended June 30, 2012. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue increase is primarily due to new product launches by these printer manufacturers resulting in increased controller and embedded server revenue, as well as the launch of the Fiery FS100 server platform.

Revenue by Operating Segment for the Six Months Ended June 30, 2013 and 2012

Our revenue by operating segment for the six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Six months ended June 30,
		Percent		Percent	Change
	2013	of total	2012	of total	$	%
Industrial Inkjet	$168,306	48%	$154,912	48%	$13,394	9%
Productivity Software	56,238	16	49,791	15	6,447	13
Fiery	127,113	36	119,254	37	7,859	7

Total revenue	$351,657	100%	$323,957	100%	$27,700	9%

Overview

Our consolidated revenue increased by approximately 9%, or $27.7 million, from $324.0 million for the six months ended June 30, 2012 to $351.7 million for the six months ended June 30, 2013 consisting of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $13.4, $6.4, and $7.9 million, respectively.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 9% during the six months ended June 30, 2013, compared with the six months ended June 30, 2012. We continue to experience growth resulting from the ongoing analog to digital and solvent to UV migration. The Industrial Inkjet revenue increase was led by significantly increased UV and LED ink revenue, strong demand for our UV digital inkjet printers incorporating “cool cure” LED technology, acceptance of our hybrid digital inkjet printers, which were launched in 2012, our digital UV inkjet press incorporating LED technology, which was launched during the second quarter of 2013, and our next generation Cretaprint ceramic tile decoration digital inkjet printer, which was launched during the fourth quarter of 2012. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

Productivity Software Revenue

Productivity Software revenue increased by 13% during the six months ended June 30, 2013, compared with the six months ended June 30, 2012, primarily due to increased Monarch and Radius revenue and revenue from recently acquired businesses. Productivity Software revenue benefited from our acquisition of Metrics, which closed during the second quarter of 2012, and our acquisitions of OPS and Technique, which closed during the fourth quarter of 2012, and our acquisitions of GamSys and PrintLeader, which closed during the second quarter of 2013.

Fiery Revenue

Fiery revenue increased by 7% during the six months ended June 30, 2013, compared with the six months ended June 30, 2012. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue increase is primarily due to new product launches by these printer manufacturers resulting in increased controller and embedded server revenue, as well as the launch of the Fiery FS100 server platform.

Revenue by Geographic Area for the Three Months Ended June 30, 2013 and 2012

Our revenue by geographic area for the three months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three months ended June 30,
		Percent		Percent	Change
	2013	of total	2012	of total	$	%
Americas	$100,516	56%	$82,725	50%	$17,791	22%
EMEA	49,984	28	51,560	32	(1,576)	(3)
APAC	29,798	16	29,616	18	182	1
Japan	5,815	3	7,867	5	(2,052)	(26)
APAC, ex Japan	23,983	13	21,749	13	2,234	10

Total revenue	$180,298	100%	$163,901	100%	$16,397	10%

For the three months ended June 30, 2013, our revenue growth was primarily driven by results in the Americas. Americas revenue increased by 22% for the three months ended June 30, 2013 compared with the three months ended June 30, 2012, resulting from increased revenue in all three of our operating segments. Revenue growth was particularly strong in the Industrial Inkjet operating segment due to the launch of our HS 100 digital UV inkjet press and sales of our Cretaprint ceramic tile decoration digital inkjet printers in Latin America. The ceramic tile decoration digital inkjet market continues its relocation into emerging markets.

EMEA revenue decreased by 3% for the three months ended June 30, 2013 compared with the three months ended June 30, 2012, primarily due to:

•

decreased Industrial Inkjet revenue resulting from the weak European economy and the shift of the ceramic tile industry from southern Europe (e.g., Spain and Italy) to the emerging markets in China, India, Indonesia, and Latin America, partially offset by

•

increased Productivity Software revenue primarily due to growth across our portfolio of products in the U.K., our 2012 business acquisitions of OPS and Technique, and our 2013 business acquisition of GamSys, supported by increased Pace, Radius, and Alphagraph revenue, and

•	increasing Fiery revenue growth.

Japan revenue decreased by 26% for the three months ended June 30, 2013, compared with the three months ended June 30, 2012, primarily due to decreased Fiery revenue.

APAC revenue, excluding Japan, increased by 10% for the three months ended June 30, 2013, compared with the three months ended June 30, 2012, primarily due to increased Industrial Inkjet revenue consisting of increased super-wide format printer and ceramic tile decoration digital inkjet printer revenue growth related to the ongoing shift of the ceramic tile industry from southern Europe to the emerging markets in China, India, and Indonesia has accelerated revenue growth in APAC and led to our geographic expansion in China.

Revenue by Geographic Area for the Six Months Ended June 30, 2013 and 2012

Our revenue by geographic area for the six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Six months ended June 30,
		Percent		Percent	Change
	2013	of total	2012	of total	$	%
Americas	$194,413	55%	$164,906	51%	$29,507	18%
EMEA	100,030	29	106,686	33	(6,656)	(6)
APAC	57,214	16	52,365	16	4,849	9
Japan	13,034	4	14,819	4	(1,785)	(12)
APAC, ex Japan	44,180	12	37,546	12	6,634	18

Total revenue	$351,657	100%	$323,957	100%	$27,700	9%

Americas revenue increased by 18% for the six months ended June 30, 2013 compared with the six months ended June 30, 2012, resulting from increased revenue in all three of our operating segments.

EMEA revenue decreased by 6% for the six months ended June 30, 2013 compared with the six months ended June 30, 2012, primarily due to:

•

decreased Industrial Inkjet revenue resulting from the weak European economy and the shift of the ceramic tile industry from southern Europe (e.g., Spain and Italy) to the emerging markets in China, India, Indonesia, and Latin America, partially offset by

•

increased Productivity Software revenue primarily due to growth across our portfolio of products in the U.K., our 2012 business acquisitions of OPS and Technique, and our 2013 business acquisition of GamSys, supported by increased Monarch, Radius, and Alphagraph revenue, and

•	increasing Fiery revenue growth.

Japan revenue decreased by 12% for the six months ended June 30, 2013, compared with the six months ended June 30, 2012, primarily due to decreased Fiery revenue.

APAC revenue, excluding Japan, increased by 18% for the six months ended June 30, 2013, compared with the six months ended June 30, 2012, primarily due to increased Industrial Inkjet revenue consisting of increased super-wide format printer and ceramic tile decoration digital inkjet printer revenue. The ongoing shift of the ceramic tile industry from southern Europe to the emerging markets in China, India, and Indonesia has accelerated revenue growth in APAC and led to our geographic expansion in China.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery printer and copier related products to a relatively small number of leading printer manufacturers. For the three and six months ended June 30, 2013, Xerox provided 13% and 12% of revenue, respectively, in the aggregate. For the three and six months ended June 30, 2012, Xerox provided 12% of our revenue.

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

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Industrial Inkjet
Revenue	$88,003	$79,820	$168,306	$154,912
Gross profit	35,165	32,215	67,146	61,701
Gross profit percentages	40.0%	40.4%	39.9%	39.8%
Productivity Software
Revenue	$28,509	$25,722	$56,238	$49,791
Gross profit	20,231	18,500	40,156	35,665
Gross profit percentages	71.0%	71.9%	71.4%	71.6%
Fiery
Revenue	$63,786	$58,359	$127,113	$119,254
Gross profit	42,969	39,312	85,392	80,626
Gross profit percentages	67.4%	67.4%	67.2%	67.6%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment gross profit	$98,365	$90,027	$192,694	$177,992
Stock-based compensation expense	(382)	(235)	(851)	(533)

Gross profit	$97,983	$89,792	$191,843	$177,459

Overview

Our gross profit percentage decreased by 0.5 and 0.2 percentage points from 54.8% of revenue during the three and six months ended June 30, 2012 to 54.3% and 54.6% of revenue during the three and six months ended June 30, 2013, respectively, primarily due to reduced Productivity Software gross profit percentages.

Industrial Inkjet Gross Profit

For the three and six months ended June 30, 2013, the Industrial Inkjet gross profit percentage of 40.0% and 39.9% was comparable to 40.4% and 39.8% for the three and six months ended June 30, 2012.

Productivity Software Gross Profit

The Productivity Software gross profit percentage decreased by 0.9 and 0.2 percentage points from 71.9 % and 71.6% during the three and six months ended June 30, 2012 to 71.0% and 71.4% compared for the three and six months ended June 30, 2012. The Productivity Software gross profit percentage decreased compared with the prior year primarily due to a higher mix of subscription and service revenue.

Fiery Gross Profit

For the three and six months ended June 30, 2013, the Fiery gross profit percentage of 67.4% and 67.2% was comparable to 67.4% and 67.6% for the three and six months ended June 30, 2012.

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

Operating Expenses

Operating expenses for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2013	2012	$	%	2012	2011	$	%
Research and development	$32,092	$30,227	$1,865	6%	$63,159	$61,126	$2,033	3%
Sales and marketing	34,512	32,234	2,278	7	67,248	63,151	4,097	6
General and administrative	13,343	11,154	2,189	20	27,041	24,056	2,985	12
Restructuring and other	1,235	1,167	68	6	3,137	2,250	887	39
Amortization of identified intangibles	4,946	4,631	315	7	9,873	8,815	1,058	12

Total operating expenses	$86,128	$79,413	$6,715	8%	$170,458	$159,398	$11,060	7%

Operating expenses increased by $6.7 and $11.1 million, or 8% and 7%, during the three and six months ended June 30, 2013 and 2012, respectively, but was comparable as a percentage of revenue at 48% and 49% to the same periods in the prior year. Increased operating expenses primarily resulted from head count increases related to the Metrics, OPS, Technique, and GamSys acquisitions, head count increases due to geographic expansion in China, variable compensation due to improved profitability, commission payments resulting from increased revenue, trade show expenses, restructuring and other charges, acquisition expenses, legal fees, amortization of intangible assets, changes in fair value of contingent consideration, and stock-based compensation, partially offset by targeted head count reductions undertaken to lower our quarterly operating expense run rate in the Fiery operating segment, targeted head count reductions in the Industrial Inkjet operating segment, and head count reductions in the Productivity Software operating segment driven by the integration of acquired entities.

Research and Development

Research and development expenses consist primarily of costs associated with personnel, consulting, travel, research and development equipment and facilities, and prototype materials.

Research and development expenses for the three months ended June 30, 2013 were $32.1 million, or 18% of revenue, compared to $30.2 million, or 18% of revenue, for the three months ended June 30, 2012, an increase of $1.9 million, or 6%. Personnel-related expenses increased by $1.3 million primarily driven by variable compensation due to improved profitability. Stock-based compensation expense increased by $0.4 million primarily resulting from higher estimated achievement against performance-based vesting criteria and our increased stock price.

Research and development expenses for the six months ended June 30, 2013 were $63.2 million, or 18% of revenue, compared to $61.1 million, or 19% of revenue, for the six months ended June 30, 2012, an increase of $2.1 million, or 3%. Personnel-related expenses increased by $1.5 million primarily driven by variable compensation due to improved profitability and decreased vacation utilization. Prototypes and non-recurring engineering, consulting, contractor, and related travel expenses decreased by $0.4 million primarily due to accelerated product development efforts in the prior year in anticipation of Drupa, which is a European trade show that is held once every four years. Stock-based compensation expense increased by $0.7 million primarily resulting from higher estimated achievement against performance-based vesting criteria and our increased stock price.

We expect that if the U.S. dollar remains volatile against the Indian rupee, Euro, British pound sterling, or Brazilian real, research and development expenses reported in U.S. dollars could fluctuate, although we hedge our operating expense exposure to the Indian rupee, which partially mitigates this risk.

Sales and Marketing

Sales and marketing expenses include personnel expenses, trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment, depreciation, and sales offices in the Americas, Europe, and APAC.

Sales and marketing expenses for the three months ended June 30, 2013 were $34.5 million, or 19% of revenue, compared to $32.2 million, or 19% of revenue, for the three months ended June 30, 2012, an increase of $2.3 million, or 7%. Personnel-related expenses increased by $2.6 million primarily due to head count increases related to the Metrics, OPS, Technique, and GamSys acquisitions and increased commission payments resulting from increased revenue. Trade show and marketing program spending, including travel and freight, has decreased by $0.3 million primarily due to costs incurred related to Drupa in the prior year. Drupa is a European trade show that is held once every four years.

Sales and marketing expenses for the six months ended June 30, 2013 were $67.2 million, or 19% of revenue, compared to $63.2 million, or 19% of revenue, for the six months ended June 30, 2012, an increase of $4.0 million, or 6%. Personnel-related expenses increased by $4.3 million primarily due to head count increases related to the Metrics, OPS, Technique, and GamSys acquisitions and increased commission payments resulting from increased revenue. Trade show and marketing program spending, including travel and freight, has decreased by $0.4 million primarily due to costs incurred related to Drupa in the prior year. Stock-based compensation expense increased by $0.2 million primarily resulting from higher estimated achievement against performance-based vesting criteria and our increased stock price.

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

General and administrative expenses for the three months ended June 30, 2013 were $13.3 million, or 7% of revenue, compared to $11.2 million, or 7% of revenue, for the three months ended June 30, 2012, an increase of $2.1 million, or 20%. Personnel-related expenses increased by $0.9 million primarily due to head count increases related to the Metrics, OPS, Technique, and GamSys acquisitions and geographic expansion into China. Stock-based compensation expense increased by $0.4 million primarily resulting from higher estimated achievement against performance-based vesting criteria and our increased stock price, partially offset by market-based vesting that occurred in the first quarter of 2013. Imputed sublease income of $1.0 million, partially offset by imputed depreciation of $0.4 million, has been accrued during the three months ended June 30, 2013 related to the deferred proceeds from property transaction. Acquisition-related expenses increased by $0.3 million primarily related to anticipated transactions. The probability of achieving several earnout performance targets has been reduced by $0.9 million compared with a reduction of $1.4 million in the prior year, resulting in $0.5 million decrease in the credit to general and administrative expense compared with the prior year. Legal expenses increased by $0.5 million due to increased litigation activity and settlements in the current quarter. Legal expenses also increased by $0.3 million compared with the prior year due to the receipt of an insurance settlement in 2012 related to our previously disclosed derivative litigation.

General and administrative expenses for the six months ended June 30, 2013 were $27.0 million, or 8% of revenue, compared to $24.1 million, or 7% revenue, for the six months ended June 30, 2012, an increase of $2.9 million, or 12%. Personnel-related expenses increased by $1.0 million primarily due to head count increases related to the Metrics, OPS, Technique, and GamSys acquisitions and geographic expansion into China. Stock-based compensation expense increased by $1.8 million primarily resulting from higher estimated achievement against performance-based vesting criteria and our increased stock price, partially offset by market-based vesting that occurred in the first quarter of 2013. Imputed sublease income of $1.7 million, partially offset by imputed depreciation of $0.8 million, has been accrued during the six months ended June 30, 2013 related to the deferred proceeds from property transaction. The probability of achieving several earnout performance targets has been reduced by $1.6 million compared with a reduction of $1.4 million in the prior year, resulting in an additional $0.2 million being credited to general and administrative expense compared with the prior year. Legal expenses increased by $0.7 million due to increased litigation activity and settlements in the current year. Legal expenses also increased by $0.3 million compared with the prior year due to the receipt of an insurance settlement in 2012 related to our previously disclosed derivative litigation.

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

Stock-based compensation expenses were $5.8 and $4.8 million for the three months ended June 30, 2013 and 2012, respectively, an increase of $1.0 million. Stock-based compensation expenses were $12.4 and $9.4 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $3.0 million. The increase in stock-based compensation expense was primarily due to higher estimated achievement of performance-based vesting criteria and our increased stock price, partially offset by market-based vesting that occurred in the first quarter of 2013.

Restructuring and Other

During the three and six months ended June 30, 2013 and 2012, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. We announced restructuring plans to better align our costs with revenue levels and to re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions taken during the first quarter of 2013 to lower our quarterly operating expense run rate in the Fiery operating segment, targeted reductions in the Industrial Inkjet operating segment, and the integration of Productivity Software head count with acquired entities. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

We recorded restructuring and other charges of $1.2 and $3.1 million for the three and six months ended June 30, 2013, respectively, and $1.2 and $2.3 million for the three and six months ended June 30, 2012, respectively, primarily consisting of restructuring, severance, retention, and charges to downsize or relocate our facilities. Restructuring and severance charges of $0.4 and $1.4 million related to head count reductions of 28 and 62 for the three and six months ended June 30, 2013, respectively, and $0.3 and $1.1 million related to head count reductions of 16 and 44 for the three and six months ended June 30, 2012, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs. Integration expenses of $0.5 and $1.1 million were incurred during the three and six months ended June 30, 2013, respectively, primarily related to the Metrics, Cretaprint, OPS, and Technique acquisitions, and $0.7 and $0.8 million was incurred during the three and six months ended June 30, 2012, primarily related to the Metrics, Cretaprint, and Prism Group Holdings Limited (“Prism”) acquisitions.

Retention expenses of $0.2 and $0.5 million were recognized during the three and six months ended June 30, 2013 and 2012, respectively, associated with the Cretaprint acquisition. Facilities restructuring costs of $0.1 and $0.2 million were incurred during the three and six months ended June 30, 2013, primarily related to the relocation of our corporate headquarters, Japan, Belgium, and certain manufacturing facilities.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended June 30, 2013 was $4.9 million, or 3% of revenue, compared to $4.6 million, or 3% of revenue, for the three months ended June 30, 2012, an increase of $0.3 million, or 7%. Amortization of identified intangibles for the six months ended June 30, 2013 was $9.9 million, or 3% of revenue, compared to $8.8 million, or 3% of revenue, for the six months ended June 30, 2012, an increase of $1.1 million, or 12%. This increase is primarily due to amortization of intangible assets identified through the Metrics, OPS, Technique, and GamSys acquisitions.

Interest and Other Expense, Net

Interest and other expense, net, includes interest expense, net, imputed interest expense related to the deferred proceeds from property transaction, net of capitalized interest related to our new corporate headquarters, gains and losses from sales of our cash equivalents and short-term investments, and net foreign currency transaction gains and losses.

Interest and other expense, net, decreased from a loss of $1.3 million during the three months ended June 30, 2012, to a loss of $0.4 million during the three months ended June 30, 2013. This decrease of $0.9 million is primarily due to the foreign exchange loss of $1.7 million during the three months ended June 30, 2012, partially offset by imputed interest expense of $0.6 million (net of $0.3 million of capitalized interest related to our new corporate headquarters) during the three months ended June 30, 2013, related to the deferred proceeds from property transaction.

Interest and other expense, net, increased from a loss of $0.8 million during the six months ended June 30, 2012, to a loss of $3.3 million during the six months ended June 30, 2013. This increase of $2.5 million is primarily due to imputed interest expense of $1.5 million (net of $0.3 million of capitalized interest related to our new corporate headquarters) during the six months ended June 30, 2013, related to the deferred proceeds from property transaction, and an increase of $0.8 million in the foreign exchange loss to $2.2 million during the six months ended June 30, 2013, resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees), compared with a $1.4 million foreign exchange loss during the six months ended June 30, 2012.

Deferred Proceeds from Property Transaction

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.7 million. We will continue to use the facility for up to one year for which rent is not required to be paid. We are accounting for this transaction as a financing transaction related to our continued use of the facility and a sublease receivable relative to Gilead’s use of a portion of the facility. Our use of the facility during the rent-free period constitutes a form of continuing involvement that prevents gain recognition. We have recorded interest expense on the financing obligation at our incremental borrowing rate and increased the financing obligation by the same amount, which resulted in total deferred proceeds from property transaction of $182.0 million at June 30, 2013. We have recorded sublease income at an implied market rate from Gilead and recorded a sublease receivable for the same amount. We will vacate the facility during the fourth quarter of 2013. At that date, we will have no continuing involvement with the property and will account for the transaction as a property sale thereby recognizing a gain of approximately $117 million on the sale of the property, which represents the difference between the sales proceeds and the carrying value of the property and related assets as well as any direct incremental costs associated with the sale.

The assets subject to this sale of $63.9 million as of June 30, 2013 include property and equipment, net, of $60.8 million and current assets of $3.1 million. The sold assets include the $56.9 million facility, $2.9 million of related land, and $2.1 million of leasehold and land improvements, net of accumulated depreciation of $1.1 million. The buildings and improvements are subject to depreciation over their normal useful lives until the property is no longer used by us. Current assets include $0.4 million of direct transaction costs, $0.5 million of previously capitalized lease financing and other costs, and an imputed sublease receivable of $2.2 million.

We will incur imputed financing and depreciation expenses, net of imputed sublease income, of approximately $1.6 million, which commenced during the fourth quarter of 2012, until we vacate the building during the fourth quarter of 2013 when we will recognize a gain on sale of building and land of approximately $117 million.

Income Before Income Taxes

For the three months ended June 30, 2013, pretax net income of $11.4 million consisted of U.S. and foreign pretax net income of $1.9 and $9.5 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $2.2 million, stock-based compensation of $5.8 million, restructuring and other of $0.5 million, acquisition-related costs of $0.7 million, and imputed net expenses related to the deferred property transaction of $0.1 million, partially offset by change in fair value of contingent consideration of $1.0 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $2.8 million, restructuring and other of $0.7 million, and earnout interest accretion of $0.3 million.

For the six months ended June 30, 2013, pretax net income of $18.0 million consisted of U.S. and foreign pretax net income of $0.1 and $17.9 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $4.5 million, stock-based compensation of $12.4 million, restructuring and other of $1.7 million, acquisition-related costs of $0.7 million, and imputed net expenses related to the deferred property transaction of $0.7 million, partially offset by change in fair value of contingent consideration of $1.7 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $5.4 million, restructuring and other of $1.4 million, and earnout interest accretion of $0.8 million.

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

Provision for Income Taxes

We recognized a tax provision of $2.0 million on pretax net income of $11.4 and $9.1 million during the three months ended June 30, 2013 and 2012, respectively. We recognized a tax provision of $0.3 and $4.1 million on pretax net income of $18.0 and $17.3 million during the six months ended June 30, 2013 and 2012, respectively. The provisions for income taxes before discrete items as reflected in the table below were $2.4 and $2.6 million during the three months ended June 30, 2013 and 2012, respectively, and $4.3 and $5.2 million during the six months ended June 30, 2013 and 2012, respectively. The decrease in the provision for income taxes before discrete items for the three and six months ended June 30, 2013, compared with the same period in the prior year, is due primarily to the benefit related to the U.S. federal research and development credit recognized only in 2013.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2013, lower taxes on permanently reinvested foreign earnings, and the tax effects of stock-based compensation expense pursuant to ASC 718-740, which are non-deductible for tax purposes. Pursuant to the American Taxpayer Relief Act of 2012 on January 2, 2013, we recognized a tax benefit of $3.2 million resulting from the renewal of the U.S. federal research and development tax credit retroactive to 2012. ASC 740-10-45-15 requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes for the three and six months ended June 30, 2013 and 2012 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Provision for income taxes before discrete items	$2.4	$2.6	$4.3	$5.2
Interest related to unrecognized tax benefits	0.1	0.1	0.2	0.2
Provision related to reassessment of taxes resulting from the filing of prior year foreign tax returns	—	—	0.3	—
Benefit related to restructuring and other expenses	(0.1)	(0.3)	(0.7)	(0.6)
Benefit related to the 2012 U.S. federal research and development tax credit	—	—	(3.2)	—
Tax deductions related to ESPP dispositions	(0.1)	(0.1)	(0.3)	(0.4)
Benefit related to reversals of uncertain tax positions due to statute of limitation expirations	(0.3)	(0.3)	(0.3)	(0.3)

Provision for income taxes	$2.0	$2.0	$0.3	$4.1

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than a valuation allowance on deferred tax assets related to foreign tax credits resulting from the 2003 acquisition of Best GmbH and compensation deductions potentially limited by IRC Section 162(m), we have determined that is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we will include an expense within the tax provision in the condensed consolidated statement of operations in the period in which such determination is made.

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

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles and stock-based compensation expense, as well as restructuring related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include acquisition-related transaction expenses and the costs to integrate such acquisitions into our business, changes in the fair value of contingent consideration, corporate headquarters relocation expenses, and imputed interest expense and depreciation, net of accrued sublease income and capitalized interest, related to the sale of our corporate headquarters facility and related land.

These excluded items are described below:

•	Recurring charges and gains, including:

¡

Amortization of acquisition-related intangibles. Intangible assets acquired to date are being amortized on a straight-line basis. Post-acquisition non-competition agreements are amortized over their term.

¡	Stock-based compensation expense recognized in accordance with ASC 718.

•	Non-recurring charges and gains, including:

¡	Restructuring and other consists of:

¡	Restructuring charges incurred as we consolidate the number and size of our facilities and, as a result, reduce the size of our workforce.

¡

Acquisition-related executive deferred compensation costs, which are dependent on the continuing employment of a former shareholder of an acquired company, are being amortized on a straight-line basis.

¡	Expenses incurred to integrate businesses acquired during the periods reported and anticipated acquisitions.

¡	Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions.

¡

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

¡

Imputed net expenses related to sale of building and land. On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.7 million. We will continue to use the facility for up to one year for which rent is not required to be paid. This constitutes a form of continuing involvement that prevents gain recognition. Until we vacate the building, the proceeds from the sale will be recognized as deferred proceeds from property transaction on our condensed consolidated balance sheet, which is currently $182.0 million, including imputed interest costs. Imputed interest expense and depreciation, net of accrued sublease income, of $1.3 million has been accrued at June 30, 2013, related to the deferred property transaction, partially offset by capitalized interest of $0.3 million related to the Fremont facility.

¡	Expenses incurred during the period related to the upcoming relocation of our corporate headquarters facility.

¡

Pursuant to a settlement executed in April 2012, we received an additional $0.3 million in insurance proceeds, net of legal fees and costs, related to our previously disclosed settlement of the shareholder derivative litigation concerning our historical option granting practices.

•	Tax effect of non-GAAP adjustments

¡	After excluding the items described above, we apply the principles of ASC 740 to estimate the non-GAAP income tax provision in each jurisdiction in which we operate.

¡	To facilitate comparability of our operating performance between 2013 and 2012, we have excluded the following from our non-GAAP net income for the three and six months ended June 30, 2013:

¡	Tax charge of $0.3 million resulting from the filing of tax returns by foreign subsidiaries for periods prior to their acquisition by EFI for the six months ended June 30, 2013.

¡

Tax benefit of $3.2 and $0.2 million from the retroactive renewal of both the 2012 U.S. federal research and development tax credit and certain international tax provisions, respectively, on January 2, 2013, for the six months ended June 30, 2013. The tax benefit for these items had been previously recognized in our non-GAAP net income for the year ended December 31, 2012.

¡

Interest expense accrued on prior year tax reserves of $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and $0.2 million for the six months ended June 30, 2013 and 2012, respectively, as well as other tax benefits of $0.3 million for the three and six months ended June 30, 2013.

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

Reconciliation of GAAP Net Income to Non-GAAP Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2013	2012	2013	2012
Net income	$9.4	$7.0	$17.8	$13.2

Amortization of identified intangibles assets and in-process R&D	4.9	4.6	9.9	8.8
Restructuring and other	1.2	1.2	3.1	2.3
Stock-based compensation expense	5.8	4.8	12.4	9.4
General and administrative:
Acquisition-related transaction costs	0.7	0.4	0.7	0.8
Change in fair value of contingent consideration	(0.5)	(1.4)	(0.8)	(1.4)
Insurance litigation settlement	—	(0.3)	—	(0.3)
Sublease income related to our deferred property sale	(1.0)	—	(1.7)	—
Depreciation expense related to our deferred property sale	0.4	—	0.8	—
Interest and other expense, net
Interest expense related to deferred property sale	0.6	—	1.5	—
Relocation expenses related to deferred property sale	0.1	—	0.1	—
Tax effect on non-GAAP net income	(3.3)	(2.1)	(9.8)	(4.5)

Non-GAAP net income	$18.3	$14.2	$34.0	$28.3

Non-GAAP net income per diluted share	$0.38	$0.30	$0.71	$0.60

Shares for purposes of computing diluted non-GAAP net income per share	48.3	47.8	48.1	47.6

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $11.4 million to $353.6 million as of June 30, 2013 from $365.0 million as of December 31, 2012. The decrease was primarily due to cash flows provided by operating activities of $41.7 million, proceeds from ESPP purchases of $3.6 million, proceeds from common stock option exercises of $4.3 million, offset by the acquisitions of PrintLeader and GamSys for $3.6 million, net of cash acquired, additional payments related to the acquisitions of Cretaprint and Technique of $0.9 million, acquisition-related contingent consideration payments of $10.0 million excluding the portion included in operating activities, repayment of acquired business debt of $1.6 million, net settlement of shares for employee common stock related tax liabilities and the stock option exercise price of $7.8 million, treasury stock purchases of $10.0 million, and purchases of property and equipment of $27.3 million, including the purchase of our new corporate headquarters facility in Fremont, California.

(in thousands)	June 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$290,010	$283,996	$6,014
Short term investments	63,550	80,966	(17,416)

Total cash, cash equivalents, and short-term investments	$353,560	$364,962	$(11,402)

	Six months ended June 30,
(in thousands)	2013	2012	Change
Net cash provided by operating activities	$41,677	$18,380	$23,297
Net cash used for investing activities	(15,125)	(35,467)	20,342
Net cash used for financing activities	(18,913)	(838)	(18,075)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,625)	(308)	(1,317)

Increase (decrease) in cash and cash equivalents	$6,014	$(18,233)	$24,247

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At June 30, 2013, cash, cash equivalents, and short-term investments available were $353.6 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $93.3 and $83.6 million as of June 30, 2013 and December 31, 2012, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

During the six months ended June 30, 2013, our cash provided by operating activities were approximately $41.7 million.

Net cash provided by operating activities consists primarily of net income of $17.8 million, non-cash charges and credits of $23.5 million, and the net change in operating asset and liabilities of $0.4 million. Non-cash charges and credits of $23.5 million consist primarily of $14.3 million in depreciation and amortization, $12.4 million of stock-based compensation expense, provision for inventory obsolescence of $2.4 million, and provision for allowance for bad debts and sales-related allowances of $2.2 million, partially offset by $7.7 million of deferred tax credits. The net change in operating assets and liabilities of $0.4 million consists primarily of a decrease in accounts receivable of $3.3 million and an increase in accounts payable and accrued liabilities of $11.5 million, partially offset by increased inventories and other current assets of $7.1 and $4.7 million, respectively, and a decrease in net taxes payable of $2.6 million.

We paid $5.5 million of income taxes related to the deferred sale of building and land during the six months ended June 30, 2013, which reduced net cash provided by operating activities.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 65 and 71 days at June 30, 2013 and December 31, 2012, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSO decreased during the six months ended June 30, 2013 primarily due to collection results. We expect DSO to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSO may trend higher. Our DSO related to the Industrial Inkjet and Productivity Software customer bases are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, they have paid on a more timely basis.

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. We also have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 30 days from the date of sale, which are subject to a servicing obligation.

Trade receivables sold under these facilities during the six months ended June 30, 2013, were $4.1 and $6.9 million on a nonrecourse and recourse basis, respectively, which approximates the cash received during this period. We report collections from the sale of trade receivables to third parties as operating cash flows in the condensed consolidated statements of cash flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. Our net inventories increased by $4.8 million from $58.3 million at December 31, 2012 to $63.1 million at June 30, 2013 primarily due to Industrial Inkjet inventory to support new product requirements. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. This results in lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories. Inventory turnover declined from 5.4 turns during the quarter ended December 31, 2012 to 5.2 turns during the quarter ended June 30, 2013. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Investing Activities

Acquisitions

GamSys and PrintLeader were acquired during the six months ended June 30, 2013 for cash consideration of $3.6 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets and accounts receivable payments dependent on collections. Purchase price adjustments of $0.9 million were paid with respect to Cretaprint and Technique.

Cretaprint, Metrics, and FX Colors were acquired during the six months ended June 30, 2012 for cash consideration of $44.1 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets and milestones, Cretaprint executive retention, and Metrics post-acquisition non-competition agreements. Streamline purchase price adjustment of $0.4 million was also paid during the six months ended June 30, 2012.

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $16.7 and $7.7 million during the six months ended June 30, 2013 and 2012, respectively. We have classified our investment portfolio as available for sale. Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Restricted Cash and Investments

We are required to maintain restricted cash of $0.3 million as of June 30, 2013 related to customer agreements that were obtained through the Alphagraph acquisition, which is classified as a current asset because the restriction will be released within twelve months.

Prior to the sale discussed below, we were subject to a synthetic lease (“Lease”) covering our Foster City office facility located at 303 Velocity Way, Foster City, California. The Lease included an option to purchase the facility during or at the end of the lease term for the amount expended by the lessor to purchase the facility ($56.9 million). The funds pledged under the Lease were in LIBOR-based interest bearing accounts, which were restricted as to withdrawal at all times. We exercised our purchase option in the fourth quarter of 2012 with respect to the Lease in connection with the sale of the land and building to Gilead. The $56.9 million of pledged funds are included in property and equipment, net, in the condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012. Please refer to Note 15 – Deferred Proceeds from Property Transaction for additional information.

Property and Equipment, Net

Net purchases of property and equipment were $27.3 and $3.8 million during the six months ended June 30, 2013 and 2012, respectively, including the purchase of our corporate headquarters facility in Fremont, California. Our property and equipment additions have historically been funded from operating activities. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware/ software used in our business, and our business outlook.

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which serves as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for cash proceeds of $179.3 million, net of direct transaction costs paid in 2012. Direct transaction costs consist primarily of documentary transfer and title costs, legal fees, and other expenses. We will continue to use the facility for up to one year for which rent is not required to be paid. This constitutes a form of continuing involvement that prevents gain recognition. Until we vacate the building, the proceeds from the sale are accounted for as deferred proceeds from property transaction on our Consolidated Balance Sheet, which is currently $182.0 million, including imputed interest costs.

On April 26, 2013, we purchased an approximately 119,000 square feet cold shell building in Fremont, California, for $21.5 million. We will incur additional build-out and construction costs and expenses related to this facility including $0.2 million paid during the six months ended June 30, 2013. We also entered into a 15-year lease agreement, pursuant to which we will lease approximately 58,000 square feet of an adjacent building located at 6700 Dumbarton Circle, Fremont, California, for an aggregate amount of $18.4 million over the lease term. We will incur additional tenant improvement costs and expenses related to this facility. The first rent payment is not due until September 2016. Please refer to Note 8 – Commitments and Contingencies for additional information.

This location will serve as our new worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment. We plan to relocate our current headquarters no later than November 1, 2013.

Financing Activities

Historically, our recurring cash provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $4.3 and $11.6 million and employee purchases of ESPP shares of $3.6 and $3.4 million during the six months ended June 30, 2013 and 2012, respectively. The recent increase in stock option exercise proceeds primarily relates to the retirement of a senior executive. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, and general market conditions. We anticipate that cash provided from the exercise of stock options may decline over time as we shift to issuance of RSUs, rather than stock options.

The primary use of funds for financing activities during the six months ended June 30, 2013 and 2012, respectively, was $17.8 and $9.5 million, respectively, of cash used to repurchase outstanding shares of our common stock including cash used for net settlement of the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. On August 31, 2012, our board of directors approved the repurchase of $100 million of outstanding common stock. This authorization expires in February 2014. Under this publicly announced plan, we repurchased a total of 0.4 million shares for an aggregate purchase price of $10.0 million during the six months ended June 30, 2013.

Earnout payments during the six months ended June 30, 2013 of $8.9, $0.7, and $1.0 million, respectively, related to previously accrued Cretaprint, Alphagraph, and Radius contingent consideration liabilities. Earnout payments of $1.0 and $0.3 million during the six months ended June 30, 2013 and 2012, respectively, related to the previously accrued Radius contingent consideration liability of $2.1 million. The difference between the $2.1 million accrued Radius earnout liability and the amount paid represents a disputed indemnification claim. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the acquisition date of $0.6 million was reflected as cash used for operating activities in the condensed consolidated statement of cash flows during the six months ended June 30, 2013.

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

On November 1, 2012, we sold the 294,000 square foot 303 Velocity Way building, along with approximately four acres of land and certain other assets related to the property, for $179.7 million. We exercised our purchase option with respect to the Lease in connection with the sale of the building and land and terminated the corresponding Lease. We will continue to use the facility for up to one year for which rent is not required to be paid. This constitutes a form of continuing involvement that prevents gain recognition. Until we vacate the building, the proceeds from the sale will be accounted for as deferred proceeds from property transaction on our condensed consolidated balance sheet, which is currently $182.0 million, including imputed interest costs. The $56.9 million of previously pledged funds are classified as property and equipment, net, in the Condensed Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.7 million at June 30, 2013. We also hedge certain balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with a notional amount of $18.2 million at June 30, 2013. Forward contracts not designated as hedging instruments at June 30, 2013, consist of hedges of Euro-denominated intercompany loans with notional amounts of $16.9 million and Indian rupee net monetary assets with a notional amount of $1.3 million.

We had not entered into hedges against any other currency exposures as of June 30, 2013, but we may consider hedging against movements in other currencies in the future. See Financial Risk Management below for a discussion of European market risk.

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

Hypothetical changes in the fair values of financial instruments held by us at June 30, 2013 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$87,712	$86,998	$86,096

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Brazilian real, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies world-wide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.7 million at June 30, 2013. We also hedge certain balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with a notional amount of $18.2 million at June 30, 2013. Forward contracts not designated as hedging instruments at June 30, 2013, consist of hedges of Euro-denominated intercompany loans with notional amounts of $16.9 million and Indian rupee net monetary assets with a notional amount of $1.3 million. We had not entered into hedges against any other currency exposures as of June 30, 2013, but we may consider hedging against movements in other currencies in the future. See Financial Risk Management below for a discussion of European market risk.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the six months ended June 30, 2013 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$352,379	$351,657	$350,935

Income from operations	$21,535	$21,385	$21,235

Financial Risk Management

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our exposures are related to non-U.S. dollar denominated sales in Europe, Japan, the U.K., Latin America, Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., Brazil, and Australia. We hedge our operating expense exposure in Indian rupees. We also hedge certain balance sheet remeasurement exposures using forward contracts not designated as hedging instruments. We had not entered into hedges against any other currency exposures as of June 30, 2013, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

SEC Division of Corporation Finance Disclosure Guidance Topic 4 (“Guidance Topic 4”), European Sovereign Debt, encourages registrants to discuss their exposure to the uncertainty in the European economy. Specifically, registrants are asked to disclose their European debt by counterparty (i.e., sovereign and non-sovereign) and by country. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $47.0 million, which represents 28% of our money market funds and corporate debt securities at June 30, 2013. Our European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Germany, Netherlands, Switzerland, Luxembourg, Norway, France, Belgium, and the U.K. We do not have any investments in the higher risk “southern European” countries (i.e., Greece, Spain, Portugal, and Italy) or in Ireland.

Since Europe represents a significant portion of our revenue and cash flow, Guidance Topic 4 encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 27% of our receivables are with European customers as of June 30, 2013. Of this amount, 30% of our European receivables (8% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Italy, and Portugal), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended June 30, 2013, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2013, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of June 30, 2013, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Componex vs. EFI

Componex Corporation is a manufacturer of rolls used in machines handling continuous sheets of product and was, and continues to be, a supplier for certain products in our Vutek product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by another vendor infringe two patents held by Componex. Because this proceeding is still is its preliminary stages, we have not had an opportunity to complete our evaluation of the allegations, determine whether the loss is probable or reasonably possible or, if it is probable or reasonably possible, estimate the amount or range of loss that may be incurred.

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

In addition to its own defenses, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta, Xerox, and others. We do not believe that our products infringe any valid claim of Digitech’s patent. We have filed our response to the action, denying infringement and arguing that the patent at issue is not valid. We have also moved to strike Digitech’s infringement contentions as lacking proper basis.

Although we do not believe that Digitech’s infringement claims are valid and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected by an assessment of damages. We are currently assessing whether we can provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the total sales of the implicated systems in the United States and what a reasonable royalty, if any, might be under the circumstances.

Durst v. EFI GmbH and EFI, et al.

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany (“Regional Court”), alleging infringement of a German patent. The Regional Court preliminarily determined that the white base coat printing method in our GS and QS super-wide format printer product lines infringes the Durst patent. We have appealed this preliminary decision to the Higher Regional Court of Dusseldorf. A hearing has been scheduled by the Higher Regional Court for March 20, 2014.

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

Perfectproof v. EFI GmbH

On December 31, 2001, Perfectproof filed a complaint against BEST GmbH, currently EFI GmbH in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EU 0.6 million for such termination and additional damages of EU 0.3 million, or a total of approximately $1.2 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and questioned its jurisdiction over the claim. Perfectproof appealed, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and remanded the case to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof again appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case; that the “exclusive” agreement required reasonable notice prior to termination; and that Perfectproof is entitled to damages. The court appointed an expert to review the parties’ records and address certain questions relevant in assessing Perfectproof’s damages claim. On October 19, 2011, the expert issued its final report itemizing damages that are, in the aggregate, significantly less than the amount claimed by Perfectproof. The final determination of damages will not be binding until it is approved or adopted by the court. The Court of Appeal has scheduled the hearing for October 21, 2013.

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

A trial was held on October 4, 2012. On January 2, 2013, the court ruled in favor of Cretaprint concluding that the Cretaprint products do not infringe the Claramonte patent. Mr. Claramonte appealed the ruling on January 30, 2013. On July 15, 2013, the Spanish Court of Appeal affirmed the trial court’s conclusion that the Cretaprint products do not infringe the Claramonte patent. Mr. Claramonte may appeal the ruling of the Spanish Court of Appeal.

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

Other Matters

As of June 30, 2013, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Our stock repurchases for the quarter ended June 30, 2013 are as follows (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
April 2013	217	$24.86	201	$67,146
May 2013	34	25.98	—	67,146
June 2013	—	—	—	67,146

Total	251		201

(1)	On August 31, 2012, the board of directors approved the repurchase of $100 million of outstanding common stock. This authorization expires in February 2014. Under this publicly announced plan, we repurchased 0.2 million shares for an aggregate purchase price of $5.0 million during the three months ended June 30, 2013.
(2)	Includes 0.1 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Purchase and Sale Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013

10.2	Lease Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: July 31, 2013	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2013	/s/ Vincent Pilette
Vincent Pilette
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Purchase and Sale Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013

10.2	Lease Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.