Form 10-Q
period 2013-09-30
ELECTRONICS FOR IMAGING INC
filed 2013-10-31
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-18805

ELECTRONICS FOR IMAGING, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3086355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6750 Dumbarton Circle, Fremont, CA 94555

(Address of principal executive offices) (Zip code)

(650) 357-3500

(Registrant’s telephone number, including area code)

Former Address: 303 Velocity Way, Foster City CA 94404

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

The number of shares of Common Stock outstanding as of October 16, 2013 was 47,041,375.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$200,730	$283,996
Short-term investments, available for sale	161,904	80,966
Accounts receivable, net of allowances of $14.0 and $12.9 million, respectively	126,083	135,110
Inventories	73,739	58,343
Income taxes receivable and deferred tax assets	68,099	54,034
Other current assets	26,877	20,843

Total current assets	657,432	633,292
Property and equipment, net	141,051	86,582
Goodwill	225,552	219,456
Intangible assets, net	68,350	80,244
Deferred tax assets	57,646	52,587
Other assets	3,459	2,810

Total assets	$1,153,490	$1,074,971

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81,277	$63,446
Deferred proceeds from property transaction	182,870	180,216
Accrued and other liabilities	90,224	79,018
Deferred revenue	40,115	40,229
Income taxes payable and deferred tax liabilities	5,809	7,562

Total current liabilities	400,295	370,471
Imputed financing obligation	11,267	—
Noncurrent contingent and other liabilities	9,398	17,742
Noncurrent deferred tax liabilities	6,691	6,210
Noncurrent income taxes payable	33,513	29,755

Total liabilities	461,164	424,178

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 81,291 and 79,193 shares issued, respectively	813	792
Additional paid-in capital	802,494	764,870
Treasury stock, at cost; 34,188 and 33,045 shares, respectively	(598,428)	(569,576)
Accumulated other comprehensive income (loss)	(918)	269
Retained earnings	488,365	454,438

Total stockholders’ equity	692,326	650,793

Total liabilities and stockholders’ equity	$1,153,490	$1,074,971

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012

Revenue	$178,823	$154,074	$530,480	$478,031

Cost of revenue (1)	81,610	70,997	241,424	217,495

Gross Profit	97,213	83,077	289,056	260,536
Operating expenses:
Research and development (1)	32,021	29,068	95,180	90,194
Sales and marketing (1)	34,885	30,329	102,133	93,480
General and administrative (1)	10,468	12,775	37,509	36,831
Restructuring and other (Note 11)	960	2,280	4,097	4,530
Amortization of identified intangibles	4,767	4,619	14,640	13,434

Total operating expenses	83,101	79,071	253,559	238,469

Income from operations	14,112	4,006	35,497	22,067
Interest and other income (expense), net	882	1,555	(2,464)	800

Income before income taxes	14,994	5,561	33,033	22,867
Benefit from income taxes	1,147	7,850	894	3,783

Net income	$16,141	$13,411	$33,927	$26,650

Net income per basic common share	$0.34	$0.29	$0.73	$0.57

Net income per diluted common share	$0.33	$0.28	$0.70	$0.56

Shares used in basic per-share calculation	46,786	46,965	46,514	46,488

Shares used in diluted per-share calculation	48,622	48,009	48,387	47,670

(1)	Includes stock-based compensation expense as follows:

	2013	2012	2013	2012
Cost of revenue	$484	$293	$1,335	$826
Research and development	1,986	1,365	5,524	4,189
Sales and marketing	1,303	790	3,138	2,404
General and administrative	2,494	2,457	8,712	6,919

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Net income	$16,141	$13,411	$33,927	$26,650
Net unrealized investment gains (losses):
Unrealized holding gains (losses), net of tax provision of less than $0.1 million and tax benefit of less than $0.1 million for the three and nine months ended September 30, 2013, respectively, and tax provisions of $0.1 million for the three and nine months ended September 30, 2012	75	79	(59)	229
Reclassification adjustments for holding (gains) losses included in net income, net of tax provision of less than $0.1 million and tax benefit of less than $0.1 million for the three and nine months ended September 30, 2013 and tax benefits of less than $0.1 million for the three and nine months ended September 30, 2012	3	(11)	(15)	(53)

Net unrealized investment gains (losses)	78	68	(74)	176
Currency translation adjustments, net of tax provisions of $0.1 and $0.3 million for the three and nine months ended September 30, 2013, respectively, and tax benefits of $0.2 million for the three and nine months ended September 30, 2012	2,407	1,105	(1,165)	(458)
Other	114	67	52	100

Other comprehensive income	$18,740	$14,651	$32,740	$26,468

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$33,927	$26,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,479	19,558
Deferred taxes	(13,996)	1,317
Provision for bad debts and sales-related allowances	5,252	1,689
Tax benefit from employee stock plans	6,958	281
Excess tax benefit from stock-based compensation	(7,130)	(1,186)
Provision for inventory obsolescence	3,939	2,574
Stock-based compensation	18,709	14,338
Contingent consideration payment related to business acquired	(619)	—
Non-cash acquisition-related compensation costs	699	678
Other non-cash charges and credits	(429)	1,219
Changes in operating assets and liabilities	(10,849)	(41,508)

Net cash provided by operating activities	57,940	25,610

Cash flows from investing activities:
Purchases of short-term investments	(120,821)	(34,611)
Proceeds from sales and maturities of short-term investments	39,379	50,851
Purchases, net of proceeds from sales, of property and equipment	(32,725)	(5,319)
Businesses purchased, net of cash acquired, and post-acquisition non-competition agreements	(4,533)	(45,133)
Proceeds from notes receivable of acquired business	—	5,216

Net cash used for investing activities	(118,700)	(28,996)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,980	18,557
Purchases of treasury stock and net settlement of restricted stock	(28,852)	(18,392)
Repayment of acquired business debt	(1,693)	(6,817)
Contingent consideration payments related to businesses acquired	(9,998)	(382)
Excess tax benefit from stock-based compensation	7,130	1,186

Net cash used for financing activities	(21,433)	(5,848)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,073)	46

Decrease in cash and cash equivalents	(83,266)	(9,188)
Cash and cash equivalents at beginning of period	283,996	120,058

Cash and cash equivalents at end of period	$200,730	$110,870

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in our Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of our financial position, operating results, comprehensive income, and cash flows for the interim periods presented. Our results for the interim periods are not necessarily indicative of results for the entire year.

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, we revised previously issued post-acquisition financial information to reflect adjustments to the preliminary accounting for business acquisitions as if the adjustments occurred on the acquisition date. Accordingly, we have increased goodwill and accrued and other liabilities by $1.2 million in the aggregate at December 31, 2012 to reflect opening balance sheet adjustments related to our acquisitions of Creta Print S.L. (“Cretaprint”), Online Print Marketing Ltd. and DataCreation Pty Ltd. together doing business as Online Print Solutions (“OPS”), and Technique, Inc. and Technique Business Systems Limited (collectively, “Technique”). The purchase price allocation for the Technique acquisition is preliminary and subject to change within the measurement period as the valuation is finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired on November 16, 2012, during the measurement period.

Restricted Cash

We are required to maintain restricted cash of $0.3 million as of September 30, 2013 related to customer agreements that were obtained through the alphagraph team GmbH (“Alphagraph”) acquisition, which is classified as a current asset because the restriction will be released within twelve months.

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

Goodwill and Other Indefinite-Lived Intangible Asset Impairment Assessment. In September 2011 and July 2012, the FASB issued new accounting guidance that simplifies the analysis of goodwill and other indefinite-lived intangible asset impairment. The new guidance allows a qualitative assessment to be performed to determine whether further impairment testing is necessary. These accounting standards became effective for the year ended December 31, 2012 with respect to the assessment of goodwill and will be effective for the year ending December 31, 2013 with respect to the assessment of other indefinite-lived intangible assets. These standards provide an alternative method for determining whether our goodwill and other indefinite-lived intangible assets have been impaired, which would not differ materially from the result of the detailed impairment testing methodology required by ASC 350-20-35, Goodwill – Subsequent Measurement.

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

Balance Sheet Presentation of Unrecognized Tax Benefits. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. We currently present our liability for estimated unrecognized tax benefits as noncurrent income taxes payable in our condensed consolidated balance sheets of $33.5 and $29.8 million as of September 30, 2013 and December 31, 2012, respectively.

We are required to reclassify unrecognized tax benefits as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards that are available at the reporting date under the tax law of the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require us to use, and we do not intend to use, the deferred tax asset for such purpose.

ASU 2013-11 will be effective in the first quarter of 2014 with early adoption allowed. We are currently determining the amount of the required reclassification between noncurrent income taxes payable and deferred tax assets.

Supplemental Cash Flow Information

	Nine months ended
	September 30,
(in thousands)	2013	2012
Net cash paid for income taxes	$9,670	$2,539

Cash paid for interest expense	$196	$95

Acquisition-related activities:
Cash paid for acquisitions, excluding contingent consideration	$4,596	$47,520
Cash acquired in acquisitions, excluding restricted cash	(63)	(2,987)

Net cash paid for acquisitions	$4,533	$44,533

Non-cash investing and financing activities:
Non-cash acquisition of property under a build-to-suit lease	$11,199	$—
Property and equipment received, but accrued in accounts payable	17,875	679

	$29,074	$679

Net cash paid for income taxes of $ 9.7 million includes $5.5 million related to the deferred proceeds from property transaction during the nine months ended September 30, 2013.

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

ASC 260-10-45-48 requires that performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date. Accordingly, performance-based restricted stock units (“RSUs”), which vested on February 22, 2013, May 11, 2013, August 15, 2013, February 9, 2012, February 13, 2012, and May 23, 2012, based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets, and market-based RSUs and stock options, which vested on January 14, February 7, February 11, February 13, March 25, and April 1, 2013, based on achievement of specified stock prices for defined periods, are included in the determination of net income per diluted common share as of the beginning of the period. Performance-based and market-based targets were not met with respect to any other RSUs or stock options as of September 30, 2013.

Basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 are reconciled as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic net income per share:
Net income available to common stockholders	$16,141	$13,411	$33,927	$26,650

Weighted average common shares outstanding	46,786	46,965	46,514	46,488

Basic net income per share	$0.34	$0.29	$0.73	$0.57

Dilutive net income per share:
Net income available to common stockholders	$16,141	$13,411	$33,927	$26,650

Weighted average common shares outstanding	46,786	46,965	46,514	46,488
Dilutive stock options and non-vested restricted stock	1,836	1,044	1,873	1,182

Weighted average common shares outstanding for purposes of computing diluted net income per share	48,622	48,009	48,387	47,670

Dilutive net income per share	$0.33	$0.28	$0.70	$0.56

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect, excluding any performance-based or market-based stock options and RSUs for which the performance criteria were not met, of less than 0.1 and 0.2 million for the three and nine months ended September 30, 2013, respectively, and 1.5 million for the three and nine months ended September 30, 2012.

3. Acquisitions

We acquired privately-held J.J.F Enterprises, Inc., doing business as PrintLeader Software (“PrintLeader”), and privately-held GamSys Software SPRL (“GamSys”) during 2013, which have been integrated into our Productivity Software operating segment, for cash consideration of $3.6 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets and accounts receivable payments dependent on collections.

The fair value of the earnouts are currently estimated to be $3.0 million by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates of 4.5% and 6.0% and probability-adjusted levels of revenue. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. These contingent liabilities are reflected in the Condensed Consolidated Balance Sheet as of September 30, 2013, as current and noncurrent liabilities of $1.4 and $1.6 million, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expenses.

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

Using each of these methodologies, the value of IPR&D was determined by estimating the cost to develop purchased IPR&D into commercially viable products, estimating the net cash flows resulting from the sale of those products, and discounting the net cash flows back to their present value using a discount rate of 17%. Project schedules were between 50% and 53% complete at the acquisition date based on management’s estimate of tasks completed and tasks to be completed to achieve technical and commercial feasibility depending on the measure of completion that is utilized. Project schedules were estimated to be between 72% and 75% complete at September 30, 2013.

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

4. Balance Sheet Details

Inventories

Inventories, net of allowances, as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$37,063	$30,519
Work in process	4,394	5,847
Finished goods	32,282	21,977

	$73,739	$58,343

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers of $3.7 and $2.2 million at September 30, 2013 and December 31, 2012, respectively, is included in other current assets in our condensed consolidated balance sheets.

Product Warranty Reserves

Product warranty reserve activities are summarized as follows (in thousands):

Balance at January 1, 2012	$8,877
Accrued warranty assumed upon acquisition of Cretaprint	1,386
Provisions, net of releases	10,122
Settlements	(10,227)

Balance at December 31, 2012	$10,158
Provisions, net of releases	8,336
Settlements	(8,068)

Balance at September 30, 2013	$10,426

Other Comprehensive Income

The components of OCI as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Net unrealized investment gains	110	$184
Currency translation gains (losses)	(1,033)	132
Other	5	(47)

Accumulated other comprehensive income (loss)	$(918)	$269

Amounts reclassified out of OCI were less than $0.1million, net of tax, for the three and nine months ended September 30, 2013 and 2012, and consisted of unrealized gains and losses from investments in debt securities and are reported within interest and other income (expense), net, in our condensed consolidated statements of operations.

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

Our available-for-sale short-term investments as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2013
U.S. Government and sponsored entities	$26,311	$32	$(5)	$26,338
Corporate debt securities	109,422	181	(78)	109,525
Municipal securities	6,892	3	(5)	6,890
Asset-backed securities	13,498	62	(14)	13,546
Mortgage-backed securities – residential	5,600	21	(16)	5,605

Total short-term investments	$161,723	$299	$(118)	$161,904

December 31, 2012
U.S. Government and sponsored entities	$17,371	$7	$—	$17,378
Corporate debt securities	40,218	194	(17)	40,395
Municipal securities	1,710	3	—	1,713
Asset-backed securities	12,128	66	(2)	12,192
Mortgage-backed securities – residential	9,237	63	(12)	9,288

Total short-term investments	$80,664	$333	$(31)	$80,966

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
U.S. Government and sponsored entities	$9,934	$(5)	$—	$—	$9,934	$(5)
Corporate debt securities	42,966	(78)	—	—	42,966	(78)
Municipal securities	3,320	(5)	—	—	3,320	(5)
Asset-backed securities	6,425	(14)	—	—	6,425	(14)
Mortgage-backed securities – residential	2,324	(13)	208	(3)	2,532	(16)

Total	$64,969	$(115)	$208	$(3)	$65,177	$(118)

December 31, 2012
U.S. Government and sponsored entities	$15,791	$(1)	$—	$—	$15,791	$(1)
Corporate debt securities	11,288	(17)	—	—	11,288	(17)
Asset-backed securities	1,959	(2)	—	—	1,959	(2)
Mortgage-backed securities – residential	1,263	(7)	(300)	(4)	963	(11)

Total	$30,301	$(27)	$(300)	$(4)	$30,001	$(31)

For fixed income securities that have unrealized losses as of September 30, 2013, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of September 30, 2013 were temporary in nature.

Amortized cost and estimated fair value of investments at September 30, 2013 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$64,072	$64,125
Mature in one to three years	97,651	97,779

Total short-term investments	$161,723	$161,904

For the three months ended September 30, 2013 and 2012, net realized losses of less than $0.1 million from sales of investments were recognized in interest and other income (expense), net. For the nine months ended September 30, 2013 and 2012, net realized losses of $0.1 million from sales of investments were recognized in interest and other income (expense), net. As of September 30, 2013 and December 31, 2012, net unrealized gains of $0.2 and $0.3 million, respectively, were included in OCI in the accompanying condensed consolidated balance sheets.

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of September 30, 2013 and December 31, 2012 in order of liquidity as follows (in thousands):

		Fair Value Measurements at Reporting Date using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2013
Assets:
Money market funds	$75,178	$75,178	$—	$—
U.S. Government and sponsored entities	26,338	10,125	16,213	—
Corporate debt securities	123,730	—	123,730	—
Municipal securities	6,890	—	6,890	—
Asset-backed securities	13,546	—	13,478	68
Mortgage-backed securities – residential	5,605	—	5,605	—

	$251,287	$85,303	$165,916	$68

Liabilities:
Contingent consideration, current and noncurrent	$30,881	$—	$—	$30,881
Self-insurance	2,422	—	—	2,422

	$33,303	$—	$—	$33,303

December 31, 2012
Assets:
Money market funds	$112,714	$112,714	$—	$—
U.S. Government and sponsored entities	20,177	15,214	4,963	—
Corporate debt securities	42,069	—	42,069	—
Municipal securities	1,713	—	1,713	—
Asset-backed securities	12,192	—	12,139	53
Mortgage-backed securities – residential	9,288	—	9,288	—

	$198,153	$127,928	$70,172	$53

Liabilities:
Contingent consideration, current and noncurrent	$38,050	$—	$—	$38,050
Self-insurance	1,375	—	—	1,375

	$39,425	$—	$—	$39,425

Money market funds consisted of $75.2 and $112.7 million, which have been classified as cash equivalents at September 30, 2013 and December 31, 2012, respectively. U.S. government and sponsored entities securities include $2.8 million, which have been classified as cash equivalents at December 31, 2012. Corporate debt securities include $14.2 and $1.7 million, which have been classified as cash equivalents at September 30, 2013 and December 31, 2012, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or they are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the nine months ended September 30, 2013 and 2012.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs, which are directly or indirectly observable. We hold asset-backed securities with income payments derived from and collateralized by a specified pool of underlying assets. Predominately, asset-backed securities in the portfolio are collateralized by credit cards and auto loans. We also hold two asset-backed securities collateralized by mortgage loans.

At September 30, 2013 and December 31, 2012, one corporate debt instrument has been classified as Level 3 due to its significantly low level of trading activity. The rollforward of Level 3 investments is not provided due to immateriality. Changes in unobservable inputs to the fair value measurement of Level 3 investments on a recurring basis will not result in a significantly higher or lower fair value measurement.

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

Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the nine months ended September 30, 2013 and 2012. Accumulated other-than-temporary credit-related impairments charged to retained earnings and interest and other expense, net, consists of the following (in thousands):

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income (Expense), Net	TOTAL
Accumulated impairments, net, attributable to assets still held at September 30, 2013	$58	$824	$882

Liabilities for Contingent Consideration

Acquisition-related liabilities for contingent consideration (i.e., earnouts) are related to the purchase business combinations of GamSys and PrintLeader in 2013; Technique, OPS, Metrics Sistemas de Informação, Serviços e Comércio Ltda. and Metrics Sistemas de Informação e Serviço Ltda. (collectively, “Metrics”), FXcolors (“FX Colors”), and Cretaprint in 2012; Alphagraph, Entrac Technologies, Inc. (“Entrac”); and Streamline Development, LLC (“Streamline”) in 2011; and Radius Solutions Incorporated (“Radius”) in 2010. The fair value of these earnouts is estimated to be $30.9 and $38.1 million at September 30, 2013 and December 31, 2012, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.2% and 6.4%, executive retention relative to acquisition-related executive deferred compensation cost, and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Acquisition-related executive deferred compensation cost of $0.2 million, which is dependent on the continuing employment of a former shareholder of an acquired company, has been applied against the earnout as of September 30, 2013. These contingent liabilities have been reflected in the condensed consolidated balance sheet as of September 30, 2013, as a current and noncurrent liability of $21.7 and $9.2 million, respectively.

The Cretaprint, Streamline, OPS, and Alphagraph earnout performance probability percentages have been reduced or partially achieved in 2013, partially offset by increased performance probability percentages with respect to the 2013 Metrics and Technique earnout performance targets. The 2013 and 2012 Entrac earnout performance targets were not achieved, primarily due to the delayed launch of the M500 product, which is Entrac’s next generation device. The 2012 Alphagraph earnout performance target was partially achieved. Consequently, the net decrease in the fair value of contingent consideration was $1.5 and $2.1 million as of September 30, 2013 and December 31, 2012, respectively, partially offset by $1.1 and $1.7 million of earnout interest accretion related to all acquisitions, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the nine months ended September 30, 2013 of $8.9, $0.7, and $1.0 million, respectively, related to previously accrued Cretaprint, Alphagraph, and Radius contingent consideration liabilities. Earnout payments during the year ended December 31, 2012 of $0.6, $0.3, and $0.1 million, respectively, related to previously accrued Streamline, Radius, and FX Colors contingent consideration liabilities. The difference between the $2.1 million accrued Radius earnout liability and the amount paid represents a disputed indemnification.

Changes in the fair value of contingent consideration are summarized as follows:

Liability for Contingent Consideration
Fair value of contingent consideration at January 1, 2012	$8,704
Fair value of Cretaprint contingent consideration at January 10, 2012	16,445
Fair value of FX Colors contingent consideration at April 5, 2012	190
Fair value of Metrics contingent consideration at April 10, 2012	5,582
Fair value of OPS contingent consideration at October 1, 2012	2,600
Fair value of Technique contingent consideration at November 16, 2012	4,410
Deferred compensation expense dependent on future employment	907
Changes in valuation	(432)
Payments	(968)
Foreign currency adjustment	612

Fair value of contingent consideration at December 31, 2012	$38,050

Fair value of PrintLeader contingent consideration at May 8, 2013	389
Fair value of GamSys contingent consideration at May 31, 2013	2,640
Deferred compensation expense dependent on future employment	699
Changes in valuation	(432)
Payments	(10,616)
Foreign currency adjustment	151

Fair value of contingent consideration at September 30, 2013	$30,881

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

We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 70% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of 5% from the level assumed in the respective valuations would result in an increase in the earnout liability of $0.8 million or a decrease of $1.5 million resulting in a corresponding adjustment to general and administrative expense. Likewise, a change in the discount rate of one percentage point results in either an increase of or decrease of $0.2 million in the fair value of contingent consideration.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $2.4 and $1.4 million as of September 30, 2013 and December 31, 2012, respectively, which are not discounted, based upon examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual as of September 30, 2013 and December 31, 2012, include total enrollment (including employee contributions), population demographics, and historical claims costs incurred, which are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

Changes in the contingent liability for self-insurance are summarized as follows:

Liability for Self-Insurance
Fair value of self-insurance liability at January 1, 2012	$1,640
Additions to reserve	12,440
Employee contributions	2,340
Less: insurance claims and administrative fees paid	(15,045)

Fair value of self-insurance liability at December 31, 2012	$1,375

Additions to reserve	8,880
Employee contributions	1,739
Less: insurance claims and administrative fees paid	(9,572)

Fair value of self-insurance liability at September 30, 2013	$2,422

While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted. ASU 2011-04 requires a narrative description of the sensitivity of recurring fair value measurements to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value measurement. Since the primary inputs to the fair value measurement of the self-insurance liability are the historical claims costs incurred, we reviewed the sensitivity of the fair value measurement to changes in medical cost assumptions and the severity of claims experienced by employees. A change in the severity of claims experienced or medical cost inflation of 10% results in either an increase or decrease in the fair value of the self-insurance liability of $0.2 million.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities under ASC 820. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $19.9 and $3.2 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $2.3 and $2.7 million as of September 30, 2013 and December 31, 2012, respectively, was not material.

6. Indebtedness

Short-term borrowings of $6.9 million, which were assumed in the acquisition of Cretaprint on January 10, 2012, were repaid prior to September 30, 2013. Cretaprint indebtedness consisted primarily of notes payable to banks and lines of credit with weighted average interest rates of 5.0% and 4.5%, respectively.

Short-term liabilities to a related party of GamSys of $1.2 million, which were assumed in the acquisition of GamSys on May 31, 2013, were repaid prior to September 30, 2013.

Long-term indebtedness at December 31, 2012, excluding the noncurrent portion of contingent consideration, consisted of the remaining balance of $0.3 million, net of current portion, on a 6.75% building loan assumed upon the acquisition of Technique and $0.1 million of Alphagraph and Cretaprint capital lease liabilities. The Technique building mortgage, which was a ten-year loan, was fully paid during the nine months ended September 30, 2013. Long-term indebtedness at September 30, 2013 consists of approximately $0.2 million of capital lease obligations.

7. Income taxes

We recognized tax benefits of $1.1 and $0.9 million on pretax net income of $15.0 and $33.0 million during the three and nine months ended September 30, 2013, respectively, and $7.9 and $3.8 million on pretax income of $5.6 and $22.9 million during the three and nine months ended September 30, 2012, respectively. The provisions for income taxes before discrete items were $2.7 and $7.0 million during the three and nine months ended September 30, 2013, respectively, and $3.3 and $8.5 million during the three and nine months ended September 30, 2012, respectively. The decrease in the provision for income taxes before discrete items for the three and nine months ended September 30, 2013, compared with the same periods in the prior year, is due to the tax benefit related to the U.S. federal research and development credit recognized only in 2013 and increased earnings in jurisdictions with tax rates materially lower than the statutory U.S. tax rate.

Primary differences between our tax rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2013, lower taxes on permanently reinvested foreign earnings, and the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes. Pursuant to the American Taxpayer Relief Act of 2012, on January 2, 2013, we recognized a tax benefit of $3.2 million resulting from the renewal of the U.S. federal research and development tax credit retroactive to 2012. ASC 740-10-45-15, Income Taxes, requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date.

Our tax provision before discrete items is reconciled to our recorded benefit from income taxes for the three and nine months ended September 30, 2013 and 2012 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Provision for income taxes before discrete items	$2.7	$3.3	$7.0	$8.5
Interest related to unrecognized tax benefits	0.1	0.1	0.3	0.3
Benefit related to restructuring and other expenses	(0.2)	(0.8)	(1.1)	(1.4)
Benefit related to the 2012 U.S. federal research and development tax credit	—	—	(3.2)	—
Deductions related to ESPP dispositions	(0.3)	—	(0.6)	(0.4)
Provision for (benefit from) reassessment of tax exposure related to filing of prior year tax returns	0.4	(0.8)	0.7	(0.8)
Benefit from reversals of uncertain tax positions due to statute of limitation expirations	(3.5)	(9.2)	(3.7)	(9.5)
Benefit from reversals of accrued interest related to uncertain tax positions	(0.3)	(0.5)	(0.3)	(0.5)

Benefit from income taxes	$(1.1)	$(7.9)	$(0.9)	$(3.8)

The provision for reassessment of tax exposure related to the filing of prior year tax returns of $0.4 and $0.7 million for the three and nine months ended September 30, 2013, respectively, in the table above consists of $1.8 million of tax expense required to correctly state our prior year tax provision, which was partially offset by $1.4 and $1.1 million change in estimate for items recognized in the prior year. The prior year adjustment is required to correctly state our tax provision subsequent to the realignment of the ownership of our intellectual property that is described more fully below. We have determined that the impact of the prior year adjustment is immaterial to our condensed consolidated financial statements for the three and nine months ended September 30, 2013, as well as our expected annual results for the year ending December 31, 2013, which is based on our expected annual tax rates. Further, we have determined that the impact of the prior year adjustment is immaterial to our consolidated financial statements for the annual and interim periods for the year ended December 31, 2012.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Most of this income is earned in the Netherlands, Spain, and the Cayman Islands, which are jurisdictions with tax rates materially lower than the statutory U.S. tax rate of 35%. In January 2012, we realigned the ownership of our Productivity Software and Cretaprint intellectual property to parallel our worldwide intellectual property ownership. Our effective tax rate could fluctuate significantly and be adversely impacted if anticipated earnings in the Netherlands, Spain, and the Cayman Islands are proportionally lower than current projections and earnings in all other jurisdictions are proportionally higher than current projections.

As of September 30, 2013 and December 31, 2012, the gross unrecognized tax benefits were $33.5 and $29.8 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $5.2 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our condensed consolidated statement of operations.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of the income tax benefit. As of September 30, 2013 and December 31, 2012, we accrued $1.2 million for potential payments of interest and penalties.

As of September 30, 2013, we were subject to examination by the Internal Revenue Service for the 2010-2012 tax years, state tax jurisdictions for the 2008-2012 tax years, and the Netherlands tax authority for the 2011 and 2012 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are required to make payments to acquired company stockholders based on the achievement of specified performance targets. The fair value of these earnouts is estimated to be $30.9 and $38.1 million at September 30, 2013 and December 31, 2012, respectively, by applying the income approach in accordance with ASC 805-30-25-5. These contingent liabilities have been reflected in the condensed consolidated balance sheet as of September 30, 2013, as a current and noncurrent liability of $21.7 and $9.2 million, respectively. The potential undiscounted amount of all future contingent consideration cash payments that we could be required to make, beyond amounts currently accrued, is $3.2 million as of September 30, 2013.

The Cretaprint, Streamline, OPS, and Alphagraph earnout performance probability percentages have been reduced or partially achieved in 2013, partially offset by increased performance probability percentages with respect to the 2013 Metrics and Technique earnout performance targets. The 2013 and 2012 Entrac earnout performance targets were not achieved, primarily due to the delayed launch of the M500 product, which is Entrac’s next generation device. The 2012 Alphagraph earnout performance target was partially achieved. Consequently, the net decrease in the fair value of contingent consideration was $1.5 and $2.1 million as of September 30, 2013 and December 31, 2012, respectively, partially offset by $1.1 and $1.7 million of earnout interest accretion related to all acquisitions, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

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

We have accrued a contingent liability of $2.4 and $1.4 million as of September 30, 2013 and December 31, 2012, respectively, which represents an allocation of the ultimate claims cost that will be incurred through year end. The estimated liability is not discounted and is established based upon analysis of historical data supplied by our insurance carrier and an internal update of the actuarial analysis that we obtained at December 31, 2012. We will further refine our accrual at December 31, 2013 based upon appropriate actuarial analysis and estimates. The primary estimates used in the development of our accrual at September 30, 2013 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

Lease Commitments and Contractual Obligations

As of September 30, 2013, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

On April 26, 2013, we purchased an approximately 119,000 square feet cold shell building located at 6750 Dumbarton Circle, Fremont, California, the related land, and certain other property improvements from John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee (the “Trusts”), for a total purchase price of $21.5 million. We have incurred build-out and construction costs, including furniture and equipment, of $17.2 million as of September 30, 2013, and expect to incur additional build-out and construction costs and expenses of approximately $4.0 million related to this facility by December 31, 2013.

We entered into a 15-year lease agreement with the Trusts, pursuant to which we leased approximately 58,000 square feet of an adjacent building located at 6700 Dumbarton Circle, Fremont, California. The lease commenced on September 1, 2013. Minimum lease payments are $18.4 million, net of a full abatement of rent for the first three years of the lease term. During the initial lease term, we also have certain rights of first refusal to (i) lease the remaining portion of the leased facility and/or (ii) purchase the facility. This location now serves as our worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment. Subsequent to September 30, 2013, we relocated our former headquarters to this location.

The leased facility is a cold shell requiring additional build-out and tenant improvements. The Trusts paid the costs of the build-out up to $4.5 million, including all structural improvements, and we will pay the costs of tenant improvements beyond that amount. We have incurred $4.9 million, including furniture and equipment, during the nine months ended September 30, 2013. The Trusts are responsible for any costs related to force majeure events that result in any damage to the facility. We are responsible for cost over-runs, if any, related to force majeure events including strikes, war, and material availability. Since we are responsible for cost overruns related to certain force majeure events, we are in substance offering an indemnification to the Trusts for events outside of our control. As such, we are deemed to be the accounting owner of the facility. As of September 30, 2013, we capitalized $11.1 million in property and equipment based on the estimated replacement cost of the unfinished space, including capitalized interest, reduced by accumulated depreciation.

Monthly lease payments are allocated between the land element of the lease, which is accounted for as an operating lease upon lease execution, and the imputed financing obligation. The imputed financing obligation is being amortized upon lease commencement in accordance with the effective interest method using the interest rate determined in accordance with the requirements of sale leaseback accounting. The imputed interest cost incurred during the construction period was capitalized as a component of the construction cost upon lease commencement. As of September 30, 2013, the imputed financing obligation in connection with the facility was $11.3 million, including accrued interest, which was classified as a long-term imputed financing obligation in our condensed consolidated balance sheet. If the requirements of sale leaseback accounting are satisfied, or at the end of the initial lease term, we will reverse the net book value of the building and the corresponding imputed financing obligation.

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

As of September 30, 2013, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Componex Corporation (“Componex”) vs. EFI

Componex is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by another vendor infringe two patents held by Componex. Because this proceeding is still in its preliminary stages, we have not had an opportunity to complete our evaluation of the allegations, determine whether the loss is probable or reasonably possible or, if it is probable or reasonably possible, estimate the amount or range of loss that may be incurred.

Digitech Image Technologies, LLC (“Digitech”) Patent Litigation

On August 16, 2012, Digitech initiated litigation against EFI; Konica Minolta Holdings, Inc., Konica Minolta Holdings, U.S.A., Inc., and Konica Minolta Business Solutions, U.S.A., Inc. (collectively, “Konica Minolta”); and Xerox Corporation (“Xerox”) for infringement of a patent related to the creation of device profiles in digital image reproduction systems in the United States District Court for the Central District of California (“District Court”).

In addition to its own defenses, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta, Xerox, and others. We do not believe that our products infringe any valid claim of Digitech’s patent. We filed our response to the action, denying infringement and arguing that the patent at issue is not valid. We also moved to strike Digitech’s infringement contentions as lacking a proper basis. On July 31, 2013, the District Court granted summary judgment that the patent at issue is invalid. On August 6, 2013, the District Court entered judgment in favor of EFI and the other defendants. On August 28, 2013, Digitech filed its notice of appeal to the United States Court of Appeals (“Court of Appeals”) for the Federal Circuit. The appeal is currently pending.

We do not believe that Digitech’s patent or infringement claims based on that patent are valid and we do not believe it is probable that we will incur a material loss in this matter. It is reasonably possible, however, that our financial statements could be materially affected if the Court of Appeals reverses the District Court’s summary judgment and the District Court subsequently reaches a different conclusion from its decision that the patent is invalid. We are currently assessing whether we can provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the total sales of the implicated systems in the United States and what a reasonable royalty, if any, might be under the circumstances.

Durst Fototechnik Technology GmbH (“Durst”) v. Electronics for Imaging GmbH (“EFI GmbH”) and EFI, et al.

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany (“Regional Court”), alleging infringement of a German patent. The Regional Court preliminarily determined that the white base coat printing method in our GS and QS super-wide format printer product lines infringes the Durst patent. We appealed this decision to the Higher Regional Court of Dusseldorf. A hearing has been scheduled by the Higher Regional Court for March 20, 2014.

In a separate action filed in the German Federal Patent Court, we challenged the validity of the Durst patent, which we believe is invalid in light of prior art. German courts in Mannheim and Karlsruhe reached a similar conclusion in litigation involving a Durst utility model right on related technology. The Federal Patent Court held a hearing on the validity of the patent on October 23, 2013 and, at the conclusion of that hearing, orally declared the relevant claim in Durst’s patent are not valid. A written decision will follow and we expect to inform the Higher Regional Court of Dusseldorf that is considering Durst’s infringement allegations that the underlying patent claims have been declared invalid.

As such, we do not believe that there is any remaining basis for Durst’s infringement claims and we do not believe it is probable that we will incur a material loss in this matter. It is reasonably possible, however, that our financial statements could be materially affected if Durst appeals the Federal Patent Court’s decision, that decision is reversed, and if there is a subsequent assessment of damages or issuance of an injunction in the infringement action. We are currently assessing whether we can provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the number of printers in Germany with the relevant feature at the time the court makes its final determination of infringement and an assessment of the cost related to an injunction, if an injunction is ultimately issued.

N.V. Perfectproof Europe (“Perfectproof”) v. EFI GmbH

On December 31, 2001, Perfectproof filed a complaint against BEST GmbH, currently EFI GmbH in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EU 0.6 million for such termination and additional damages of EU 0.3 million, or a total of approximately $1.1 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and questioned its jurisdiction over the claim. Perfectproof appealed, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and remanded the case to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof again appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case; that the “exclusive” agreement required reasonable notice prior to termination; and that Perfectproof is entitled to damages. The court appointed an expert to review the parties’ records and address certain questions relevant in assessing Perfectproof’s damages claim. On October 19, 2011, the expert issued its final report itemizing damages that are, in the aggregate, significantly less than the amount claimed by Perfectproof. The final determination of damages will not be binding until it is approved or adopted by the court. A decision of the Court of Appeal is expected by the end of 2013.

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

A trial was held on October 4, 2012. On January 2, 2013, the court ruled in favor of Cretaprint concluding that the Cretaprint products do not infringe the Claramonte patent. Mr. Claramonte appealed the ruling on January 30, 2013. On July 15, 2013, the Spanish Court of Appeal affirmed the trial court’s conclusion that the Cretaprint products do not infringe the Claramonte patent. Mr. Claramonte did not appeal the ruling of the Spanish Court of Appeal. Accordingly, EFI no longer has any liability in this matter.

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

Because the former owners of Cretaprint agreed to indemnify EFI against any potential liability in the event that Mr. Claramonte were to prevail in his action against Cretaprint, we accrued a contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date and we accrued a contingent asset based on the portion of any liability for which the former Cretaprint owners would indemnify EFI. The net obligation accrued in the opening balance sheet on the acquisition date was EU 2.5 million (or approximately $3.3 million). We have reversed this liability during the three months ended September 30, 2013, which resulted in a reduction of general and administrative expense.

SkipPrint LLC (“SkipPrint”) Patent Litigation

SkipPrint is a non-practicing entity with certain rights to a number of patents related to certain web-to-print, order management, and business process automation software in the print industry. SkipPrint has alleged infringement of these patents by a number of companies. Although SkipPrint has neither made any claims against nor contacted EFI directly, SkipPrint has done so against several EFI customers, including customers to whom EFI has contractual indemnification obligations to varying degrees. Although we are not a party to any of the pending litigation and we do not believe that our software infringes the patents-at-issue, it is reasonably possible that we may be obligated to indemnify certain customers under these contractual arrangements.

Each of Skip Print’s actions against third parties is in its preliminary stages and EFI has neither been named as a party to any action nor been contacted directly by SkipPrint. Accordingly, we are not yet in position to fully evaluate the scope of the allegations, if any, that might be made against EFI or our products. We are therefore not in a position to determine whether a loss is probable or reasonably possible, or if it is probably or reasonably possible, the estimate of the amount or range of loss that may be incurred. Such an evaluation includes, among other things, an evaluation of our indemnification obligations, any circumstances or conditions limiting our indemnification obligations, our products that might be implicated, whether our software is combined or used with customer or other third party software, an evaluation of the patents at issue, and other matters.

Other Matters

As of September 30, 2013, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

Gross profit information, excluding stock-based compensation expense, for the three and nine months ended September 30, 2013 and 2012 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Industrial Inkjet
Revenue	$87,117	$79,096	$255,423	$234,008
Gross profit	34,675	31,842	101,822	93,544
Gross profit percentages	39.8%	40.3%	39.9%	40.0%
Productivity Software
Revenue	$28,532	$24,252	$84,770	$74,043
Gross profit	20,397	17,336	60,553	53,001
Gross profit percentages	71.5%	71.5%	71.4%	71.6%
Fiery
Revenue	$63,174	$50,726	$190,287	$169,980
Gross profit	42,625	34,192	128,016	114,817
Gross profit percentages	67.5%	67.4%	67.3%	67.5%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment gross profit	$97,697	$83,370	$290,391	$261,362
Stock-based compensation expense	(484)	(293)	(1,335)	(826)

Gross profit	$97,213	$83,077	$289,056	$260,536

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

September 30, 2013	Industrial Inkjet	Productivity Software	Fiery
Goodwill	$61,273	$99,601	$64,678
Identified intangible assets, net	35,333	30,795	2,222
Tangible assets, net of liabilities	98,895	(22,123)	30,959

Net tangible and intangible assets	$195,501	$108,273	$97,859

December 31, 2012
Goodwill	$60,745	$94,185	$64,526
Identified intangible assets, net	41,103	36,141	3,000
Tangible assets, net of liabilities	80,569	(14,312)	26,304

Net tangible and intangible assets	182,417	116,014	93,830

Operating segment assets exclude corporate assets, such as cash, short-term investments, corporate headquarters facility, deferred proceeds from property transaction and related assets, imputed financing obligation, taxes receivable, and taxes payable. In accordance with ASC 805, we revised previously issued post-acquisition financial information to reflect adjustments to the preliminary accounting for business acquisitions as if the adjustments occurred on the acquisition date. Accordingly, we have increased goodwill by $0.8 and $0.4 million at December 31, 2012 to reflect opening balance sheet adjustments in the Industrial Inkjet and Productivity Software operating segments, respectively, related to our acquisitions of Cretaprint, OPS, and Technique. The purchase price allocation for the Technique acquisition is preliminary and subject to change within the measurement period as the valuation is finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired on November 16, 2012, during the measurement period.

Geographic Areas

Our revenue originates in the U.S., China, the Netherlands, Germany, France, Japan, the U.K., Spain, Brazil, Australia, and New Zealand. We report revenue by geographic area based on ship-to destination. Shipments to some of our significant printer manufacturer/distributor customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain.

Our revenue by ship-to destination for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Americas	$102,393	$86,445	$296,806	$251,351
Europe, Middle East, and Africa (“EMEA”)	52,189	41,137	152,219	147,823
Asia Pacific (“APAC”)	24,241	26,492	81,455	78,857
Japan	4,349	7,471	17,383	22,290
APAC, ex Japan	19,892	19,021	64,072	56,567

Total revenue	$178,823	$154,074	$530,480	$478,031

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge monetary assets and liabilities, including intercompany transactions, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our condensed consolidated balance sheet. As permitted, foreign exchange contracts with notional amounts of $2.3 and $2.7 million and net asset/liability fair values that are immaterial have been designated for cash flow hedge accounting treatment at September 30, 2013 and December 31, 2012, respectively. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated revenue in Europe, Japan, the U.K., Latin America, China, Australia, and New Zealand and are primarily related to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge remeasurement exposure associated with Euro-denominated intercompany loans and Indian rupee nonmonetary assets. As of September 30, 2013, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies in the future.

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

Foreign currency derivative contracts with notional amounts of $2.3 and $2.7 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at September 30, 2013 and December 31, 2012, respectively. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the condensed consolidated statement of operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Forward contracts not designated as hedging instruments with notional amounts of $17.6 and $0.5 million are used to hedge foreign currency balance sheet exposures at September 30, 2013 and December 31, 2012, respectively, consisting of Euro-denominated intercompany loans. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest and other expense, net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities.

11. Restructuring and Other

During the three and nine months ended September 30, 2013 and 2012, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. We announced restructuring plans to better align our costs with revenue levels and to reconcile our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions taken to lower our quarterly operating expense run rate in the Fiery operating segment during the first quarter of 2013, targeted head count reductions in the Industrial Inkjet operating segment, and the integration of Productivity Software head count with acquired entities. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

We recognized restructuring and other charges of $1.0 and $4.1 million for the three and nine months ended September 30, 2013, respectively, and $2.3 and $4.5 million for the three and nine months ended September 30, 2012, respectively, primarily consisting of restructuring, severance, retention, integration, and charges to downsize or relocate our facilities. Restructuring and severance charges of $0.6 and $2.0 million related to 22 and 84 head count reductions for the three and nine months ended September 30, 2013, respectively, and $1.5 and $2.5 million related to 59 and 103 head count reductions for the three and nine months ended September 30, 2012, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs.

Integration expenses of $0.2 and $1.2 million were incurred during the three and nine months ended September 30, 2013, respectively, primarily related to the Metrics, Cretaprint, OPS, Technique, and GamSys acquisitions, and $0.3 and $1.0 million were incurred during the three and nine months ended September 30, 2012, respectively, primarily related to the Metrics, Cretaprint, and Prism Group Holdings Limited (“Prism”) acquisitions. Retention expenses of $0.2 and $0.7 million were recognized during the three and nine months ended September 30, 2013 and 2012, respectively, associated with the Cretaprint acquisition. Facilities restructuring costs of $0.2 million were incurred during the nine months ended September 30, 2013, primarily related to the relocation of our corporate headquarters, Japan, Belgium, and certain manufacturing facilities, and $0.3 million was incurred during the three and nine months ended September 30, 2012, primarily due to facilities downsizing and relocations in the Americas primarily related to the Fiery operating segment.

Restructuring and other reserve activities for the nine months ended September 30, 2013 and 2012 are summarized as follows (in thousands):

	2013	2012
Reserve balance at January 1,	$1,670	$1,870
Restructuring	1,254	2,203
Other	2,843	2,327
Non-cash acquisition-related compensation and restructuring	(748)	(678)
Cash payments	(3,745)	(3,513)

Reserve balance at September 30,	$1,274	$2,209

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

Stock-based compensation expense related to stock options, ESPP purchases, and RSUs under ASC 718 for the three and nine months ended September 30, 2013 and 2012 is summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock -based compensation expense by type of award:
Employee stock options	$170	$277	$804	$739
Non-vested RSUs	5,478	3,755	15,608	11,651
ESPP	619	873	2,297	1,948

Total stock-based compensation	6,267	4,905	18,709	14,338
Tax effect on stock-based compensation	(2,530)	(1,121)	(6,278)	(3,982)

Net effect on net income	$3,737	$3,784	$12,431	$10,356

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

No stock options were granted during the three and nine months ended September 30, 2013. The estimated per share weighted average fair value of stock options granted and the assumptions used to estimate fair value for the three and nine months ended September 30, 2012 are as follows:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Weighted average fair value per share	$16.57	$16.57
Expected volatility	43.8%	43.8%
Risk-free interest rate	0.5%	0.5%
Expected term (in years)	4.00	4.00

The estimated per share weighted average fair value of ESPP shares issued and the assumptions used to estimate fair value for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Weighted average fair value per share	$8.31	$4.44	$7.53	$4.70
Expected volatility	25% - 35%	32% - 41%	25% - 38%	32% - 49%
Risk-free interest rate	0.1% - 0.4%	0.1% - 0.2%	0.1% - 0.4%	0.1% - 0.2%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable as of September 30, 2013 and activity for the nine months ended September 30, 2013 is as follows (in thousands, except weighted average exercise price and remaining contractual term):

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2013	1,536	$14.19
Options granted	—	—
Options forfeited and expired	(41)	25.63

Options forfeited and expired, net of granted	(41)
Options exercised	(412)	11.75

Options outstanding at September 30, 2013	1,083	$14.68	3.11	$18,409

Options vested and expected to vest at September 30, 2013	1,064	$14.67	3.07	$18,102

Options exercisable at September 30, 2013	869	$14.61	2.63	$14,839

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at September 30, 2013.

Non-vested RSUs as of September 30, 2013 and activity during the nine months ended September 30, 2013 are summarized below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2013	2,345	$15.26
Restricted stock granted	1,147	28.63
Restricted stock vested	(1,112)	14.28
Restricted stock forfeited	(304)	17.56

Non-vested at September 30, 2013	2,076	$22.84

The grant date fair value of RSUs vested during the nine months ended September 30, 2013 was $15.9 million. The aggregate intrinsic value at September 30, 2013 for RSUs expected to vest was $57.3 million and the remaining weighted average vesting period was 1.4 years. Aggregate intrinsic value for RSUs expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of September 30, 2013.

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

Performance-based and Market-based Stock Options and RSUs

RSUs granted during the nine months ended September 30, 2013 included 244,112 performance-based RSUs, which vest when specified performance criteria are met based on 2013 revenue and non-GAAP operating income targets; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $5.7 million, which is being amortized over their service periods of 1.0 year. The probability of achieving these awards was determined based on review of the actual results achieved by each business unit during the nine months ended September 30, 2013 compared with the 2013 operating plan as well as the overall strength of the business unit within EFI. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the year, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. As of September 30, 2013, 229,774 performance-based RSUs remain outstanding.

RSUs granted during the nine months ended September 30, 2013 included 280,305 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2013 and the second quarter of 2017; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $8.6 million, which is being amortized over their average derived service periods of 4.0 years. The probability of achieving these awards was determined based on review of the actual results achieved by each business unit during the nine months ended September 30, 2013 compared with the 2013 operating plan as well as the overall strength of the business unit within EFI. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. As of September 30, 2013, 280,305 performance-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2012 included 282,850 performance-based RSUs, which vested when specified performance criteria were met based on 2012 revenue and non-GAAP operating income targets; otherwise, they were forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $4.9 million, which is being amortized over their service periods of 1.0 year. The performance criteria were achieved with respect to approximately 58% of these RSUs as of December 31, 2012. Accordingly, these RSUs vested on February 22 and May 11, 2013 when the associated service requirements were met and the achievement of the performance criteria was certified by the board of directors.

RSUs granted during the year ended December 31, 2012 included 191,594 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2012 and the second quarter of 2015; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $3.0 million, which is being amortized over their average derived service periods of 3.0 years. The probability of achieving these awards was determined based on review of the actual results achieved by each business unit during the nine months ended September 30, 2013 compared with the 2013 operating plan as well as the overall strength of the business unit within EFI. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. On August 15, 2013, 63,868 performance-based RSUs vested due to achievement of the threshold level of revenue and non-GAAP operating income targets during four consecutive quarters between the third quarter of 2012 and the second quarter of 2013. As of September 30, 2013, 109,393 performance-based RSUs remain outstanding.

RSUs granted during the year ended December 31, 2011 included 90,000 market-based RSUs, which vested when our average closing stock price exceeded defined multiples of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. If these multiples were not achieved by January 5, 2018, the awards would have been forfeited. The grant date fair value was estimated to be $1.1 million and is being amortized over the average derived service period of 3.93 years. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 2.9% and an implied volatility of 40%. On April 1, 2013, February 7, 2013, and May 10, 2011, these market-based RSUs vested due to achievement of the threshold multiple of the average closing stock price for 20 consecutive trading days preceding January 5, 2011. As of September 30, 2013, no market-based RSUs remain unvested.

RSUs granted during the year ended December 31, 2011 included 323,600 performance-based RSUs, which vested when specified performance criteria were met based on 2011 revenue and non-GAAP operating income targets; otherwise, they would have been forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $5.0 million, which was being amortized over their service periods of 1.0 year. The performance criteria were achieved with respect to approximately 90% of these RSUs as of December 31, 2011. Accordingly, these RSUs vested on February 9 and 13, 2012 when the associated service requirements were met.

RSUs granted during the year ended December 31, 2011 included 195,156 performance-based RSUs, which vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during any four consecutive quarters between the first quarter of 2011 and the second quarter of 2014; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value was estimated to be $3.0 million, which is being amortized over their average derived service periods of 3.0 years. The probability of achieving these awards was determined based on review of the actual results achieved by each business unit during the nine months ended September 30, 2013 compared with the 2013 operating plan as well as the overall strength of the business unit within EFI. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved, the probability assessment will be updated and stock-based compensation expense adjusted accordingly. On May 23, 2012, 64,909 performance-based RSUs vested due to achievement of the threshold level of revenue and non-GAAP operating income targets during four consecutive quarters between the second quarter of 2011 and the first quarter of 2012. On August 15, 2013, 62,201 performance-based RSUs vested due to achievement of the next performance level. As of September 30, 2013, 53,939 performance-based RSUs remain outstanding.

RSUs and stock options granted during the year ended December 31, 2009 included 98,000 market-based RSUs and 294,076 market-based stock options. These awards vested when our average closing stock price exceeded defined multiples of the June 18 or August 28, 2009 closing stock prices for 20 consecutive trading days. If these multiples were not achieved by June 18 or August 28, 2016, respectively, the awards would have been forfeited. The grant date fair value was estimated to be $0.9 million for the RSUs and $1.7 million for the stock options, which were being amortized over their average derived service periods of 4.35 and 4.88 years, respectively. The average derived service period and total fair value were determined using the Monte Carlo valuation model based on our assumptions, which included a risk-free interest rate of 3.5% and 3.1%, respectively, and an implied volatility of 50%. On February 13, 2013, December 17, 2012, and January 10, 2011, an aggregate of 78,000 market-based RSUs vested due to achievement of the threshold multiple of the June 18 and August 28, 2009 closing stock prices, respectively, for 20 consecutive trading days. On March 25, 2013, February 11, 2013, January 14, 2013, and April 27, 2011, an aggregate of 190,716 market-based stock options vested due to achievement of the threshold multiple. As of September 30, 2013, no market-based RSUs and stock options remain unvested.

Stock options granted during the year ended December 31, 2009 included 32,674 performance-based stock options. These performance-based stock options vest when our annual non-GAAP return on equity exceeded defined thresholds of the 2008 non-GAAP return on equity. Non-GAAP return on equity is defined as non-GAAP net income divided by stockholders’ equity. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain recurring and non-recurring expenses, and the tax effects of these adjustments. If these defined thresholds are not achieved by August 28, 2016, the stock options are forfeited. The grant date fair value was estimated to be $0.1 million, which is being amortized over the average derived service period of 3.71 years. On December 31, 2011, 5,298 of these performance-based stock options vested due to achievement of the initial non-GAAP return on equity growth threshold. As of September 30, 2013, 15,540 performance-based stock options remain unvested.

13. Common Stock Repurchase Programs

On August 31, 2012, the board of directors approved the repurchase of $100 million of outstanding common stock. This authorization expires in February 2014. Under this publicly announced plan, we repurchased 1.3 million shares for an aggregate purchase price of $22.9 million during the year ended December 31, 2012. We repurchased 0.2 and 0.6 million shares for an aggregate purchase price of $5.0 and $15.0 million during the three and nine months ended September 30, 2013, respectively.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In addition, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered 0.2 and 0.5 million shares for an aggregate purchase price of $6.0 and $13.9 million for the three and nine months ended September 30, 2013, respectively, and 0.2 and 0.7 million shares for an aggregate purchase price of $2.6 and $12.0 million for the three and nine months ended September 30, 2012, respectively.

These repurchased shares are recorded as treasury stock and are accounted for under the cost method thereby reducing shares outstanding. None of these repurchased shares of common stock have been cancelled. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

14. Accounts Receivable

Financing Receivables

We had financing receivables of $2.4 and $2.3 million consisting of $1.3 and $0.9 million of sales-type lease receivables and $1.1 and $1.4 million of trade receivables having a contractual maturity in excess of 360 days at September 30, 2013 and December 31, 2012, respectively. Because we do not have a significant amount of financing receivables, credit quality is evaluated on the same basis as trade receivables. We have not experienced material amounts of past due financing receivables.

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

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $1.1 and $5.2 million during the three and nine months ended September 30, 2013, respectively, and $4.3 million during the year ended December 31, 2012, which approximates the cash received.

We have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 30 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $2.0 and $8.9 million during the three and nine months ended September 30, 2013, respectively, and $2.1 million during the year ended December 31, 2012, which approximates the cash received. We report collections from the sale of trade receivables to third parties as operating cash flows in the condensed consolidated statements of cash flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimus.

15. Deferred Proceeds from Property Transaction

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead Sciences, Inc. (“Gilead”) for $179.7 million. We used the facility until Octobber 31, 2013, for which period rent was not required to be paid. We accounted for this transaction as a financing related to our continued use of the facility and a sublease receivable related to Gilead’s use of a portion of the facility. Our use of the facility during the rent-free period constituted a form of continuing involvement that prevented gain recognition. We recorded interest expense on the financing obligation and increased the financing obligation by the same amount, which resulted in total deferred proceeds from property transaction of $182.9 million at September 30, 2013. We recorded sublease income at an implied market rate from Gilead and recorded a sublease receivable for the same amount. Because we vacated the facility during the fourth quarter of 2013, we have no continuing involvement with the property and will account for the transaction as a property sale during the fourth quarter of 2013 thereby recognizing a gain of approximately $117 million on the sale of the property. This amount represents the difference between the sales proceeds and the carrying value of the property and related assets as well as direct incremental costs associated with the sale.

The assets subject to this sale of $64.5 million as of September 30, 2013 include property and equipment, net, of $60.4 million and current assets of $4.1 million. The sold assets include the $56.9 million facility, $2.9 million of related land, and $2.1 million of leasehold and land improvements, net of accumulated depreciation of $1.5 million. The buildings and improvements are subject to depreciation over their normal useful lives until the property is no longer used by us. Current assets include $0.4 million of direct transaction costs, $0.5 million of previously capitalized lease financing and other costs, and an imputed sublease receivable of $3.2 million.

We incurred imputed financing and depreciation expense, net of imputed sublease income, of approximately $1.6 million through October 31, 2013, which commenced during the fourth quarter of 2012, until we vacated the building during the fourth quarter of 2013. We will recognize a gain on sale of building and land of approximately $117 million during the fourth quarter of 2013.

16. Subsequent Event

On October 16, 2013, we acquired privately-held Metrix Software (“Metrix”), headquartered in Edmonds, Washington, for approximately $3.6 million in cash, plus additional future cash earnouts contingent on achieving certain performance targets. Metrix is a leading innovator in imposition solutions for estimating, planning, and integrating into prepress and postpress solutions and will be integrated into the Productivity Software operating segment.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the nine months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three and nine months ended September 30, 2013 were as follows:

•

Our results of operations for the three and nine months ended September 30, 2013 compared with the three and nine months ended September 30, 2012 reflect revenue growth, consistent gross profit, and decreased operating expenses as a percentage of revenue, which resulted in improved profitability. Our revenue growth was driven by increased revenue in all three operating segments in the Americas and EMEA. We completed our acquisitions of PrintLeader and GamSys in 2013. We completed our acquisitions of Cretaprint, Metrics, OPS, and Technique in 2012. Their results are included in our results of operations subsequent to their respective acquisition dates.

•

Our consolidated revenue increased by 16% and 11% or $24.7 and $52.4 million, during the three and nine months ended September 30, 2013, respectively, compared with the three and nine months ended September 30, 2012. Industrial Inkjet, Productivity Software, and Fiery revenue increased by $8.0, $4.3, and $12.4 million during the three months ended September 30, 2013, respectively, and by $21.4, $10.7, and $20.3 million, during the nine months ended September 30, 2013, respectively, as compared with the same periods in the prior year.

•

Industrial Inkjet revenue increased by 10% and 9% during the three and nine months ended September 30, 2013, respectively, compared with the three and nine months ended September 30, 2012. The Industrial Inkjet revenue increase was led by significantly increased UV and LED ink revenue, strong demand for our GS3250LX and GS2000LX UV-curing digital inkjet printers incorporating “cool cure” LED technology, acceptance of our QS2Pro and QS3Pro UV hybrid digital inkjet printers, which were launched in 2012, our HS 100 digital UV inkjet press incorporating LED technology and representing an alternative to analog presses, which was launched during the second quarter of 2013, and our next generation Cretaprint ceramic tile decoration digital inkjet printer, which was launched during the fourth quarter of 2012.

•

Productivity Software revenue increased by 18% and 14% during the three and nine months ended September 30, 2013, respectively, compared with the three and nine months ended September 30, 2012. Our Productivity Software revenue is benefiting from the need for printing companies to improve productivity and efficiency through business process automation, which resulted in increased Monarch, Radius, and Pace revenue, as well as revenue from recently acquired businesses. Metrics, which closed during the second quarter of 2012; OPS and Technique, which closed during the fourth quarter of 2012; and GamSys and PrintLeader, which closed during the second quarter of 2013, contributed to our revenue growth. The acquisitions of GamSys, OPS, Technique, Prism, Alphagraph, and Radius have increased the international presence of our Productivity Software business. Our acquisitions have significantly increased our recurring maintenance revenue base.

•

Fiery revenue increased by 25% and 12% during the three and nine months ended September 30, 2013, respectively, compared with the three and nine months ended September 30, 2012. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue increase is primarily due to new product launches by these printer manufacturers resulting in increased controller and embedded server revenue, improved market share for Fiery versus competing DFEs in certain markets that we serve, as well as the launch of the Fiery FS100 server platform. Our customers have also benefited from recent integration of our Fiery products with certain of our Productivity Software products.

•

Our gross profit percentage, excluding stock-based compensation, was comparable at 55% during the three and nine months ended September 30, 2013 and 2012. Comparable revenue mix and gross profit percentages among our three operating segments resulted in a comparable overall gross profit percentage between the periods.

•

Operating expenses were 47% and 48% of revenue during the three and nine months ended September 30, 2013, respectively, compared to 51% during the three and nine months ended September 30, 2012. Operating expenses increased by $4.0 and $15.1 million during the three and nine months ended September 30, 2013, respectively, compared with the three and nine months ended September 30, 2012, but decreased as a percentage of revenue due to the 16% and 11% increase in revenue during the three and nine months ended September 30, 2013, respectively. The increase in operating expenses was primarily driven by head count increases related to our business acquisitions and geographic expansion in China, variable compensation due to improved profitability, commission payments resulting from increased revenue, trade show expenses, restructuring and other charges, acquisition expenses, legal fees, amortization of intangible assets, changes in fair value of contingent consideration, and stock-based compensation, partially offset by targeted head count reductions undertaken to lower our quarterly operating expense run rate in the Fiery operating segment during the first quarter of 2013, targeted head count reductions in the Industrial Inkjet operating segment, and head count reductions in the Productivity Software operating segment driven by the integration of acquired entities.

•

Interest and other income (expense), net, decreased from a gain of $1.6 million during the three months ended September 30, 2012, to a gain of $0.9 million during the three months ended September 30, 2013. The decrease of $0.7 million is primarily due to imputed interest expense of $0.3 million (net of $0.6 million of capitalized interest related to our new corporate headquarters in Fremont, California) related to the deferred proceeds from property transaction during the three months ended September 30, 2013 and relocation costs related to our new corporate headquarters.

•

Interest and other income (expense), net, decreased from a gain of $0.8 million during the nine months ended September 30, 2012, to a loss of $2.5 million during the nine months ended September 30, 2013. The decrease of $3.3 million is primarily due to imputed interest expense of $1.8 million (net of $0.9 million of capitalized interest related to our new corporate headquarters) during the nine months ended September 30, 2013, related to the deferred proceeds from property transaction, a $0.8 million foreign exchange loss during the nine months ended September 30, 2013, resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees), relocation costs related to our new corporate headquarters, and lower investment returns.

•

We recognized tax benefits of $1.1 and $0.9 million on pre-tax operating income of $15.0 and $33.0 million during the three and nine months ended September 30, 2013, respectively, compared to tax benefits of $7.9 and $3.8 million recognized on pre-tax operating income of $5.6 and $22.9 million during the three and nine months ended September 30, 2012, respectively. The effective tax rate was positively impacted by the renewal of the U.S. federal research and development tax credit retroactive to 2012. ASC 740-10-45-15, Income Taxes, requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date. Accordingly, the portion of the retroactive credit that related to 2012 was entirely recognized on January 2, 2013. During the three months and nine months ended September 30, 2013, we recognized $3.5 million in previously unrecognized tax benefits primarily as a result of the expiration of the U.S. federal statute of limitations, as compared to the recognition of $9.2 million of previously unrecognized tax benefits during the three and nine months ended September 30, 2012.

Results of Operations

Our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	100%	100%	100%	100%
Gross Profit	54	54	54	55
Operating expenses:
Research and development	18	19	18	19
Sales and marketing	19	20	19	20
General and administrative	6	8	7	8
Restructuring and other	1	1	1	1
Amortization of identified intangibles	3	3	3	3

Total operating expenses	47	51	48	51

Income from operations	7	3	6	4
Interest and other income (expense), net	1	1	—	1

Income before income taxes	8	4	6	5
Benefit from income taxes	1	5	—	1

Net income	9%	9%	6%	6%

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

On a sequential basis, revenue during the third quarter of 2013 of $178.8 million was comparable to revenue during the second quarter of 2013 of $180.3 million. Revenue was comparable sequentially in all three operating segments.

Revenue by Operating Segment for the Three Months Ended September 30, 2013 and 2012

Our revenue by operating segment for the three months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three months ended September 30,
	2013	Percent of total	2012	Percent of total	Change
					$	%
Industrial Inkjet	$87,117	49%	$79,096	51%	$8,021	10%
Productivity Software	28,532	16	24,252	16	4,280	18
Fiery	63,174	35	50,726	33	12,448	25

Total revenue	$178,823	$100%	$154,074	$100%	$24,749	16%

Overview

Our consolidated revenue increased by approximately 16%, or $24.7 million, from $154.1 million for the three months ended September 30, 2012 to $178.8 million for the three months ended September 30, 2013 consisting of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $8.0, $4.3, and $12.4 million, respectively. Our revenue growth was primarily driven by the strength of our Industrial Inkjet operating segment in the digital printing markets in which it participates, revenue growth from our Productivity Software operating segment sales of Monarch, Radius, and Pace, sales into EMEA, our acquisition strategy, recent product launches in the Fiery operating segment by our printer manufacturer customers, and improved market share for Fiery versus competing DFEs in certain markets that we serve.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 10% during the three months ended September 30, 2013, compared with the three months ended September 30, 2012. We continue to experience growth resulting from the ongoing analog to digital and solvent to UV migration. The Industrial Inkjet revenue increase was led by significantly increased UV and LED ink revenue and our next generation Cretaprint ceramic tile decoration digital inkjet printer, which was launched during the fourth quarter of 2012. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

Productivity Software Revenue

Productivity Software revenue increased by 18% during the three months ended September 30, 2013, compared with the three months ended September 30, 2012, primarily due to increased Monarch, Radius, and Pace revenue, sales into EMEA, as well as revenue from recently acquired businesses. Our sales into the EMEA region of our Monarch, Radius, and Pace products increase was driven by higher sales across various countries including South Africa, U.K. and Germany. Productivity Software revenue benefited from our acquisitions of OPS and Technique, which closed during the fourth quarter of 2012 and our acquisitions of GamSys and PrintLeader, which closed during the second quarter of 2013. The acquisitions of GamSys, OPS, Technique, Prism, Alphagraph, and Radius have increased the international presence of our Productivity Software business. Specifically, the acquisitions of Metrics and Prism have increased our presence in Latin America and APAC and our acquisition of GamSys has increased our presence in the French-speaking regions of Europe and Africa. Our acquisitions have significantly increased our recurring maintenance revenue base. The economic downturn has benefited this operating segment, which focuses on the automation of printing business functions thereby improving productivity and cost reduction by our customers.

Fiery Revenue

Fiery revenue increased by 25% during the three months ended September 30, 2013, compared with the three months ended September 30, 2012. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue increase is primarily due to new product launches by these printer manufacturers resulting in increased controller and embedded server revenue, improved market share for Fiery versus competing DFEs in certain markets that we serve, as well as the launch of the Fiery FS100 server platform. Our customers have also benefited from recent integration of our Fiery products with certain of our Productivity Software products.

Revenue by Operating Segment for the Nine Months Ended September 30, 2013 and 2012

Our revenue by operating segment for the nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Nine months ended September 30,
	2013	Percent of total	2012	Percent of total	Change
					$	%
Industrial Inkjet	$255,423	48%	$234,008	49%	$21,415	9%
Productivity Software	84,770	16	74,043	15	10,727	14
Fiery	190,287	36	169,980	36	20,307	12

Total revenue	$530,480	$100%	$478,031	$100%	$52,449	11%

Overview

Our consolidated revenue increased by approximately 11%, or $52.4 million, from $478.0 million for the nine months ended September 30, 2012 to $530.5 million for the nine months ended September 30, 2013 consisting of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $21.4, $10.7, and $20.3 million, respectively.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 9% during the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012. We continue to experience growth resulting from the ongoing analog to digital and solvent to UV migration. The Industrial Inkjet revenue increase was led by significantly increased UV and LED ink revenue, strong demand for our GS3250LX and GS2000LX UV-curing digital inkjet printers incorporating “cool cure” LED technology, acceptance of our QS2Pro and QS3Pro UV hybrid digital inkjet printers, which were launched in 2012, our HS 100 digital UV inkjet press incorporating LED technology and representing an alternative to analog presses, which was launched during the second quarter of 2013, and our next generation Cretaprint ceramic tile decoration digital inkjet printer, which was launched during the fourth quarter of 2012. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage and digital inkjet label and packaging printing systems. The QS2Pro and QS3Pro printers were re-designed based on GS technology to replace the QS product line, thereby resulting in many operational efficiencies including interchangeability of components and consistent technology between the GS and QS product lines.

Productivity Software Revenue

Productivity Software revenue increased by 14% during the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, primarily due to increased Monarch, Radius, and Pace revenue and revenue from recently acquired businesses. Our sales into the EMEA region of our Monarch, Radius, and Pace products increase was driven by higher sales across various countries including South Africa, U.K., and Germany. Productivity Software revenue benefited from our acquisition of Metrics, which closed during the second quarter of 2012, our acquisitions of OPS and Technique, which closed during the fourth quarter of 2012, and our acquisitions of GamSys and PrintLeader, which closed during the second quarter of 2013.

Fiery Revenue

Fiery revenue increased by 12% during the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue increase is primarily due to new product launches by these printer manufacturers resulting in increased controller and embedded server revenue, improved market share for Fiery versus competing DFEs in certain markets that we serve, as well as the launch of the Fiery FS100 server platform.

Revenue by Geographic Area for the Three Months Ended September 30, 2013 and 2012

Our revenue by geographic area for the three months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three months ended September 30,
	2013	Percent of total	2012	Percent of total	Change
					$	%
Americas	$102,393	57%	$86,445	56%	$15,948	18%
EMEA	52,189	29%	41,137	27%	11,052	27%
APAC	24,241	14%	26,492	17%	(2,251)	(8)%
Japan	4,349	3%	7,471	5%	(3,122)	(42)%
APAC, ex Japan	19,892	11%	19,021	12%	871	5%

Total revenue	$178,823	100%	$154,074	100%	$24,749	16%

For the three months ended September 30, 2013, our revenue growth was primarily driven by results in the Americas and EMEA, which increased by $15.9 and $11.1 million, respectively, partially offset by Japan revenue, which decreased by $3.1 million.

Americas revenue increased by 18% for the three months ended September 30, 2013 compared with the three months ended September 30, 2012, resulting primarily from increased Fiery revenue, along with modest increases in the Industrial Inkjet and Productivity Software operating segments. Revenue growth was particularly strong in the Fiery operating segment due to the launch of new products by the leading printer manufacturers that incorporate Fiery technology and improved market share for Fiery versus competing DFEs in certain markets that we serve.

EMEA revenue increased by 27% for the three months ended September 30, 2013 compared with the three months ended September 30, 2012, primarily due to:

•	increased Industrial Inkjet revenue resulting from increased Cretaprint ceramic tile decoration digital inkjet printer revenue and increased label and packaging digital inkjet printing system revenue,

•

increased Productivity Software revenue primarily due to growth of our Monarch, Radius, and Pace products driven by higher sales across various countries including South Africa, U.K., and Germany. Our sales into the EMEA region by our 2012 business acquisitions of OPS and Technique, our 2013 business acquisition of GamSys, and

•	increased Fiery revenue growth in the EMEA region.

Japan revenue decreased by 42% for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, primarily due to decreased Fiery revenue.

APAC revenue, excluding Japan, increased by 5% for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, primarily due to increased ceramic tile decoration digital inkjet printer revenue growth.

Revenue by Geographic Area for the Nine Months Ended September 30, 2013 and 2012

Our revenue by geographic area for the nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Nine months ended September 30,
	2013	Percent of total	2012	Percent of total	Change
					$	%
Americas	$296,806	56%	$251,351	53%	$45,455	18%
EMEA	152,219	29%	147,823	31%	4,396	3%
APAC	81,455	15%	78,857	16%	2,598	3%
Japan	17,383	3%	22,290	5%	(4,907)	(22)%
APAC, ex Japan	64,072	12%	56,567	11%	7,505	13%

Total revenue	$530,480	100%	$478,031	100%	$52,449	11%

For the nine months ended September 30, 2013, our revenue growth was primarily driven by results in the Americas, which increased by $45.5 million, supported by modest gains in the EMEA and APAC regions, excluding Japan, of $4.4 and $7.5 million, respectively.

Americas revenue increased by 18% for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012, primarily due to increased UV and LED ink and super-wide format printer revenue in the Industrial Inkjet operating segment and Fiery revenue resulting from product launches by the leading printer manufacturers incorporating Fiery technology and improved market share for Fiery versus competing DFEs in certain markets that we serve. Modest gains were also realized from ceramic tile decoration digital inkjet printers and the Productivity Software operating segment.

EMEA revenue increased by 3% for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012, primarily due to:

•

increased Productivity Software revenue primarily due to growth of our Monarch, Radius, and Pace products driven by higher sales across various countries including South Africa, U.K., and Germany. Our sales into the EMEA region by our 2013 business acquisition of GamSys, and

•	increased Fiery revenue growth, partially offset by

•

decreased Industrial Inkjet revenue resulting from the shift of the ceramic tile industry from southern Europe (e.g., Spain and Italy) to the emerging markets in China, India, Indonesia, and Latin America, and decreased super-wide and wide format industrial digital inkjet printer and ink revenue.

Japan revenue decreased by 22% for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, primarily due to decreased Fiery revenue.

APAC revenue, excluding Japan, increased by 13% for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, primarily due to increased Industrial Inkjet revenue consisting of increased super-wide format industrial digital inkjet printer, UV and LED ink, and ceramic tile decoration digital inkjet printer revenue. The ongoing shift of the ceramic tile industry from southern Europe to the emerging markets in China, India, and Indonesia has accelerated revenue growth in APAC and led to our geographic expansion in China.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery printer and copier related products to a relatively small number of leading printer manufacturers. For the three and nine months ended September 30, 2013, Xerox provided 13% and 12% of our revenue, respectively, in the aggregate. For the three and nine months ended September 30, 2012, Xerox provided 11% and 12% of our revenue, respectively.

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

We intend to continue to develop new products and technologies for each of our product lines including new generations of super-wide and wide format digital inkjet printers, ceramic tile decoration digital inkjet printers, server and controller products, and other new product lines, and to distribute those new products to or through current and new printer manufacturers, distributors, and end users in 2013 and beyond. No assurance can be given that the introduction or market acceptance of current or future products will be successful.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Industrial Inkjet
Revenue	$87,117	$79,096	$255,423	$234,008
Gross profit	34,675	31,842	101,822	93,544
Gross profit percentages	39.8%	40.3%	39.9%	40.0%
Productivity Software
Revenue	$28,532	$24,252	$84,770	$74,043
Gross profit	20,397	17,336	60,553	53,001
Gross profit percentages	71.5%	71.5%	71.4%	71.6%
Fiery
Revenue	$63,174	$50,726	$190,287	$169,980
Gross profit	42,625	34,192	128,016	114,817
Gross profit percentages	67.5%	67.4%	67.3%	67.5%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment gross profit	$97,697	$83,370	$290,391	$261,362
Stock-based compensation expense	(484)	(293)	(1,335)	(826)

Gross profit	$97,213	$83,077	$289,056	$260,536

Overview

Our gross profit percentage, excluding stock-based compensation, was comparable at 54.6% and 54.1% during the three and nine months ended September 30, 2013, respectively, compared with a gross profit percentage of 54.7% during the three and nine months ended September 30, 2012. Comparable revenue mix and gross profit percentages among our three operating segments resulted in a comparable overall gross profit percentage between the periods.

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

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2013	2012	$	%	2013	2012	$	%
Research and development	$32,021	$29,068	$2,953	10%	$95,180	$90,194	$4,986	6%
Sales and marketing	34,885	30,329	4,556	15	102,133	93,480	8,653	9
General and administrative	10,468	12,775	(2,307)	(18)	37,509	36,831	678	2
Restructuring and other	960	2,280	(1,320)	(58)	4,097	4,530	(433)	(10)
Amortization of identified intangibles	4,767	4,619	148	3	14,640	13,434	1,206	9

Total operating expenses	$83,101	$79,071	$4,030	5%	$253,559	$238,469	$15,090	6%

Operating expenses increased by $4.0 and $15.1 million, or 5% and 6%, during the three and nine months ended September 30, 2013 and 2012, respectively, but decreased as a percentage of revenue due to the 16% and 11% increase in revenue compared to the same periods in the prior year. Increased operating expenses primarily resulted from head count increases related to the Metrics, OPS, Technique, and GamSys acquisitions, head count increases due to geographic expansion in China, variable compensation due to improved profitability, commission payments resulting from increased revenue, trade show expenses, restructuring and other charges, acquisition expenses, legal fees, amortization of intangible assets, changes in fair value of contingent consideration, and stock-based compensation, partially offset by targeted head count reductions undertaken to lower our quarterly operating expense run rate in the Fiery operating segment during the first quarter of 2013, targeted head count reductions in the Industrial Inkjet operating segment, and head count reductions in the Productivity Software operating segment driven by the integration of acquired entities.

Research and Development

Research and development expenses consist primarily of costs associated with personnel, consulting, travel, research and development equipment and facilities, and prototype materials.

Research and development expenses for the three months ended September 30, 2013 were $32.0 million, or 18% of revenue, compared to $29.1 million, or 19% of revenue, for the three months ended September 30, 2012, an increase of $3.0 million, or 10%. Personnel-related expenses increased by $1.6 million primarily driven by head count increases related to business acquisitions and variable compensation due to improved profitability. Prototypes and non-recurring engineering, consulting, contractor, and travel expenses increased by $0.5 million. Facility and information technology expenses increased by $0.3 million. Stock-based compensation expense increased by $0.6 million primarily resulting from new RSU grants at our increased stock price.

Research and development expenses for the nine months ended September 30, 2013 were $95.2 million, or 18% of revenue, compared to $90.2 million, or 19% of revenue, for the nine months ended September 30, 2012, an increase of $5.0 million, or 6%. Personnel-related expenses increased by $3.1 million primarily driven by head count increases related to business acquisitions, variable compensation due to improved profitability, and decreased vacation utilization. Facility and information technology expenses increased by $0.6 million. Stock-based compensation expense increased by $1.3 million primarily resulting from higher estimated achievement against performance-based vesting criteria and new RSU grants at our increased stock price.

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

Sales and marketing expenses for the three months ended September 30, 2013 were $34.9 million, or 19% of revenue, compared to $30.3 million, or 20% of revenue, for the three months ended September 30, 2012, an increase of $4.6 million, or 15%. Personnel-related expenses increased by $3.7 million primarily due to head count increases related to business acquisitions, variable compensation due to improved profitability, and increased commission payments resulting from increased revenue. Trade show and marketing program spending, including travel and freight and related consulting, has increased by $1.0 million. Facility and information technology expenses decreased by $0.6 million. Stock-based compensation expense increased by $0.5 million primarily resulting from new RSU grants at our increased stock price.

Sales and marketing expenses for the nine months ended September 30, 2013 were $102.1 million, or 19% of revenue, compared to $93.5 million, or 20% of revenue, for the nine months ended September 30, 2012, an increase of $8.7 million, or 9%. Personnel-related expenses increased by $8.0 million primarily due to head count increases related to business acquisitions, decreased vacation utilization, variable compensation due to improved profitability, and increased commission payments resulting from increased revenue. Stock-based compensation expense increased by $0.7 million primarily resulting from higher estimated achievement against performance-based vesting criteria and new RSU grants at our increased stock price.

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

General and administrative expenses for the three months ended September 30, 2013 were $10.5 million, or 6% of revenue, compared to $12.8 million, or 8% of revenue, for the three months ended September 30, 2012, a decrease of $2.3 million, or 18%. Personnel-related expenses increased by $0.8 million primarily driven by variable compensation due to improved profitability and increased travel expenses. Imputed sublease income of $1.0 million, partially offset by imputed depreciation of $0.4 million, has been accrued during the three months ended September 30, 2013 related to the deferred proceeds from property transaction. Acquisition-related expenses decreased by $0.2 million. Contingent consideration expenses increased by $0.4 million, including the change in estimated fair value and interest accretion. Legal fees increased by $0.3 million due to increased litigation activity and settlements in the current quarter. Litigation settlement expenses reduced general and administrative expenses by $3.8 million compared with the prior year due to the settlement of the Kerajet patent infringement claim (see Note 8 of the Notes to Condensed Consolidated Financial Statements), which resulted in the release of $3.3 million of litigation reserves compared with the establishment of a $0.5 million litigation reserve in the prior year due to a dispute related to a U.K. facility lease. Bad debt reserves were increased by $0.5 million.

General and administrative expenses for the nine months ended September 30, 2013 were $37.5 million, or 7% of revenue, compared to $36.8 million, or 8% revenue, for the nine months ended September 30, 2012, an increase of $0.7 million, or 2%. Personnel-related expenses increased by $1.7 million primarily due to head count increases related to business acquisitions and increased variable compensation due to improved profitability. Stock-based compensation expense increased by $1.8 million primarily resulting from higher estimated achievement against performance-based vesting criteria and new RSU grants at our increased stock price, partially offset by market-based vesting that occurred in the first quarter of 2013. Imputed sublease income of $2.7 million, partially offset by imputed depreciation of $1.2 million, has been accrued during the nine months ended September 30, 2013 related to the deferred proceeds from property transaction. Prior year results include a credit to general and administrative expenses of $1.1 million related to the actual sublease of a portion of the facility prior to its sale to Gilead. Acquisition-related expenses decreased by $0.4 million. Contingent consideration expenses increased by $1.0 million, including the change in estimated fair value and interest accretion. Legal fees increased by $1.4 million due to increased litigation activity and settlements in the current year. Litigation settlement expenses reduced general and administrative expenses by $3.5 million compared with the prior year due to the settlement of the Kerajet patent infringement claim (see Note 8 of the Notes to Condensed Consolidated Financial Statements), which resulted in the release of $3.3 million of litigation reserves compared with the establishment of a $0.5 million litigation reserve in the prior year due to a dispute related to a U.K. facility lease partially offset by the receipt of a $0.3 million insurance settlement related to our previously disclosed derivative litigation. Bad debt reserves were increased by $0.7 million. Facility and information technology expenses decreased by $1.6 million

We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Indian rupee, Brazilian real, or other currencies, general and administrative expenses reported in U.S. dollars could fluctuate.

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

Stock-based compensation expenses were $6.3 and $4.9 million for the three months ended September 30, 2013 and 2012, respectively, an increase of $1.4 million. Stock-based compensation expenses were $18.7 and $14.3 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $4.4 million. The increase in stock-based compensation expense was primarily due to higher estimated achievement of performance-based vesting criteria and new RSU grants at our increased stock price, partially offset by the impact of market-based vesting that occurred in the first quarter of 2013.

Restructuring and Other

During the three and nine months ended September 30, 2013 and 2012, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. We announced restructuring plans to better align our costs with revenue levels and to reconcile our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions taken to lower our quarterly operating expense run rate in the Fiery operating segment during the first quarter of 2013, targeted head count reductions in the Industrial Inkjet operating segment, and the integration of Productivity Software head count with acquired entities. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

We recognized restructuring and other charges of $1.0 and $4.1 million for the three and nine months ended September 30, 2013, respectively, and $2.3 and $4.5 million for the three and nine months ended September 30, 2012, respectively, primarily consisting of restructuring, severance, retention, integration, and charges to downsize or relocate our facilities. Restructuring and severance charges of $0.6 and $2.0 million related to head count reductions of 22 and 84 for the three and nine months ended September 30, 2013, respectively, and $1.5 and $2.5 million related to head count reductions of 59 and 103 for the three and nine months ended September 30, 2012, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs.

Integration expenses of $0.2 and $1.2 million were incurred during the three and nine months ended September 30, 2013, respectively, primarily related to the Metrics, Cretaprint, OPS, Technique, and GamSys acquisitions, and $0.3 and $1.0 million were incurred during the three and nine months ended September 30, 2012, respectively, primarily related to the Metrics, Cretaprint, and Prism acquisitions. Retention expenses of $0.2 and $0.7 million were recognized during the three and nine months ended September 30, 2013 and 2012, respectively, associated with the Cretaprint acquisition. Facilities restructuring costs of $0.2 million were incurred during the nine months ended September 30, 2013, primarily related to the relocation of our corporate headquarters, Japan, Belgium, and certain manufacturing facilities, and $0.3 million was incurred during the three and nine months ended September 30, 2012, primarily due to facilities downsizing and relocations in the Americas primarily related to the Fiery operating segment.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended September 30, 2013 was $4.8 million, or 3% of revenue, compared to $4.6 million, or 3% of revenue, for the three months ended September 30, 2012, an increase of $0.2 million, or 3%. Amortization of identified intangibles for the nine months ended September 30, 2013 was $14.6 million, or 3% of revenue, compared to $13.4 million, or 3% of revenue, for the nine months ended September 30, 2012, an increase of $1.2 million, or 9%. This increase is primarily due to amortization of intangible assets identified through the Metrics, OPS, Technique, and GamSys acquisitions.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes interest income (expense), net, imputed interest expense related to the deferred proceeds from property transaction, net of capitalized interest related to our new corporate headquarters, gains and losses from sales of our cash equivalents and short-term investments, and net foreign currency transaction gains and losses.

Interest and other income (expense), net, decreased from a gain of $1.6 million during the three months ended September 30, 2012, to a gain of $0.9 million during the three months ended September 30, 2013. The decrease of $0.7 million is primarily due to imputed interest expense of $0.3 million (net of $0.6 million of capitalized interest related to our new corporate headquarters in Fremont, California) related to the deferred proceeds from property transaction during the three months ended September 30, 2013 and relocation costs related to our new corporate headquarters.

Interest and other income (expense), net, decreased from a gain of $0.8 million during the nine months ended September 30, 2012, to a loss of $2.5 million during the nine months ended September 30, 2013. The decrease of $3.3 million is primarily due to imputed interest expense of $1.8 million (net of $0.9 million of capitalized interest related to our new corporate headquarters) during the nine months ended September 30, 2013, related to the deferred proceeds from property transaction, a $0.8 million foreign exchange loss during the nine months ended September 30, 2013, resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees), relocation costs related to our new corporate headquarters, and lower investment returns.

Deferred Proceeds from Property Transaction

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.7 million. We used the facility until October 31, 2013, for which period rent was not required to be paid. We accounted for this transaction as a financing related to our continued use of the facility and a sublease receivable related to Gilead’s use of a portion of the facility. Our use of the facility during the rent-free period constituted a form of continuing involvement that prevented gain recognition. We recorded interest expense on the financing obligation and increased the financing obligation by the same amount, which resulted in total deferred proceeds from property transaction of $182.9 million at September 30, 2013. We recorded sublease income at an implied market rate from Gilead and recorded a sublease receivable for the same amount. Because we vacated the facility during the fourth quarter of 2013, we have no continuing involvement with the property and will account for the transaction as a property sale during the fourth quarter of 2013 thereby recognizing a gain of approximately $117 million on the sale of the property. This amount represents the difference between the sales proceeds and the carrying value of the property and related assets as well as direct incremental costs associated with the sale.

The assets subject to this sale of $64.5 million as of September 30, 2013 include property and equipment, net, of $60.4 million and current assets of $4.1 million. The sold assets include the $56.9 million facility, $2.9 million of related land, and $2.1 million of leasehold and land improvements, net of accumulated depreciation of $1.5 million. The buildings and improvements are subject to depreciation over their normal useful lives until the property is no longer used by us. Current assets include $0.4 million of direct transaction costs, $0.5 million of previously capitalized lease financing and other costs, and an imputed sublease receivable of $3.2 million.

We incurred imputed financing and depreciation expense, net of imputed sublease income, of approximately $1.6 million through October 31, 2013, which commenced during the fourth quarter of 2012, until we vacated the building during the fourth quarter of 2013. We will recognize a gain on sale of building and land of approximately $117 million during the fourth quarter of 2013.

Income Before Income Taxes

For the three months ended September 30, 2013, pretax net income of $15.0 million consisted of a U.S. pretax net loss of $1.4 million and foreign pretax net income of $16.3 million. The pretax net loss attributable to U.S. operations included amortization of identified intangibles of $1.9 million, stock-based compensation of $6.3 million, restructuring and other of $0.2 million, and acquisition-related costs of $0.1 million, partially offset by imputed net expenses related to the deferred property transaction of $0.1 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $2.9 million, restructuring and other of $0.7 million, change in fair value of contingent consideration of $0.1 million, and earnout interest accretion of $0.3 million, partially offset by the release of reserves related to the Kerajet patent litigation of $3.3 million.

For the nine months ended September 30, 2013, pretax net income of $33.0 million consisted of U.S. pretax net loss of $1.2 million and foreign pretax net income of $34.2 million. The pretax net loss attributable to U.S. operations included amortization of identified intangibles of $6.4 million, stock-based compensation of $18.7 million, restructuring and other of $2.0 million, acquisition-related costs of $0.8 million, and imputed net expenses related to the deferred property transaction of $0.6 million, partially offset by change in fair value of contingent consideration of $1.7 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $8.2 million, restructuring and other of $2.1 million, change in fair value of contingent consideration of $0.3 million, and earnout interest accretion of $1.0 million, partially offset by the release of reserves related to the Kerajet patent litigation of $3.3 million.

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

Benefit from Income Taxes

We recognized tax benefits of $1.1 and $0.9 million on pretax net income of $15.0 and $33.0 million during the three and nine months ended September 30, 2013, respectively, and $7.9 and $3.8 million on pretax income of $5.6 and $22.9 million during the three and nine months ended September 30, 2012, respectively. The provisions for income taxes before discrete items were $2.7 and $7.0 million during the three and nine months ended September 30, 2013, respectively, and $3.3 and $8.5 million during the three and nine months ended September 30, 2012, respectively. The decrease in the provision for income taxes before discrete items for the three and nine months ended September 30, 2013, compared with the same periods in the prior year, is due to the tax benefit related to the U.S. federal research and development credit recognized only in 2013 and increased earnings in jurisdictions with tax rates materially lower than the statutory U.S. tax rate.

Primary differences between our tax rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs in 2013, lower taxes on permanently reinvested foreign earnings, and the tax effects of stock-based compensation expense pursuant to ASC 718-740, which are non-deductible for tax purposes. Pursuant to the American Taxpayer Relief Act of 2012 on January 2, 2013, we recognized a tax benefit of $3.2 million resulting from the renewal of the U.S. federal research and development tax credit retroactive to 2012. ASC 740-10-45-15 requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date.

Our tax provision before discrete items is reconciled to our recorded benefit from income taxes for the three and nine months ended September 30, 2013 and 2012 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Provision for income taxes before discrete items	$2.7	$3.3	$7.0	$8.5
Interest related to unrecognized tax benefits	0.1	0.1	0.3	0.3
Benefit related to restructuring and other expenses	(0.2)	(0.8)	(1.1)	(1.4)
Benefit related to the 2012 U.S. federal research and development tax credit	—	—	(3.2)	—
Deductions related to ESPP dispositions	(0.3)	—	(0.6)	(0.4)
Provision for (benefit from) reassessment of tax exposure related to filing of prior year tax returns	0.4	(0.8)	0.7	(0.8)
Benefit from reversals of uncertain tax positions due to statute of limitation expirations	(3.5)	(9.2)	(3.7)	(9.5)
Benefit from reversals of accrued interest related to uncertain tax positions	(0.3)	(0.5)	(0.3)	(0.5)

Benefit from income taxes	$(1.1)	$(7.9)	$(0.9)	$(3.8)

The provision for reassessment of tax exposure related to the filing of prior year tax returns of $0.4 and $0.7 million for the three and nine months ended September 30, 2013, respectively, in the table above consists of $1.8 million of tax expense required to correctly state our prior year tax provision, which was partially offset by $1.4 and $1.1 million change in estimate for items recognized in the prior year. The prior year adjustment is required to correctly state our tax provision subsequent to the realignment of the ownership of our intellectual property that is described more fully below. We have determined that the impact of the prior year adjustment is immaterial to our condensed consolidated financial statements for the three and nine months ended September 30, 2013, as well as our expected annual results for the year ending December 31, 2013, which is based on our expected annual tax rates. Further, we have determined that the impact of the prior year adjustment is immaterial to our consolidated financial statements for the annual and interim periods for the year ended December 31, 2012.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Most of this income is earned in the Netherlands, Spain, and the Cayman Islands, which are jurisdictions with tax rates materially lower than the statutory U.S. tax rate of 35%. In January 2012, we realigned the ownership of our Productivity Software and Cretaprint intellectual property to parallel our worldwide intellectual property ownership. Our effective tax rate could fluctuate significantly and be adversely impacted if anticipated earnings in the Netherlands, Spain, and the Cayman Islands are proportionally lower than current projections and earnings in all other jurisdictions are proportionally higher than current projections.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than a valuation allowance on deferred tax assets related to foreign tax credits resulting from the 2003 acquisition of Best GmbH and compensation deductions potentially limited by IRC Section 162(m), we have determined that is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we will include an expense within the tax benefit in the condensed consolidated statement of operations in the period in which such determination is made.

Non-GAAP Financial Information

Use of Non-GAAP Financial Information

To supplement our condensed consolidated financial results prepared in accordance with GAAP, we use non-GAAP measures of net income and earnings per diluted share that are GAAP net income and GAAP earnings per diluted share adjusted to exclude certain recurring and non-recurring costs, expenses, and gains.

We believe the presentation of non-GAAP net income and non-GAAP earnings per diluted share provides important supplemental information regarding non-cash expenses and significant recurring and non-recurring items that we believe are important to understanding financial and business trends relating to our financial condition and results of operations. Non-GAAP net income and non-GAAP earnings per diluted share are among the primary indicators used by management as a basis for planning and forecasting future periods and by management and our Board of Directors to determine whether our operating performance has met specified targets and thresholds. Management uses non-GAAP net income and non-GAAP earnings per diluted share when evaluating operating performance because it believes the exclusion of the items described below, for which the amounts and/or timing may vary significantly depending on the Company’s activities and other factors, facilitates comparability of the Company’s operating performance from period to period. We have chosen to provide this information to investors so they can analyze our operating results in the same way that management does and use this information in their assessment of our business and the valuation of our Company.

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles and stock-based compensation expense, as well as restructuring related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include acquisition-related transaction expenses and the costs to integrate such acquisitions into our business, changes in the fair value of contingent consideration, litigation settlement charges and credits, corporate headquarters relocation expenses, and imputed interest expense and depreciation, net of accrued sublease income and capitalized interest related to the sale of our corporate headquarters facility and related land.

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

•

Imputed net expenses related to sale of building and land. On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to

Gilead for $179.7 million. We used the facility until October 31, 2013, for which period rent was not required to be paid. This constituted a form of continuing involvement that prevented gain recognition. Until we vacated the building, the proceeds from the sale were recognized as deferred proceeds from property transaction on our condensed consolidated balance sheet, which is currently $182.9 million, including imputed interest costs. Imputed interest expense and depreciation, net of accrued sublease income, of $1.5 million has been accrued at September 30, 2013, related to the deferred property transaction, partially offset by capitalized interest of $0.9 million related to the Fremont facility.

•	Expenses incurred during the period related to the relocation of our corporate headquarters facility.

•

In conjunction with our acquisition of Cretaprint, which closed on January 10, 2012, we assumed a contingent liability related to the alleged infringement of certain patents owned by Jose Vicente Tomas Claramonte, the President of Kerajet. Because the former owners of Cretaprint agreed to indemnify EFI against any potential liability in the event that Mr. Claramonte were to prevail in his action against Cretaprint, we accrued a contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date and we accrued a contingent asset based on the portion of any liability for which the former Cretaprint owners would indemnify EFI. The net obligation accrued in the opening balance sheet on the acquisition date was EU 2.5 million (or approximately $3.3 million). The Spanish Court of Appeal reached a final determination on July 15, 2013, which resulted in EFI having no liability related to any potential infringement of the Claramonte patent. Because this matter is no longer subject to appeal, we have reversed this liability by recognizing a credit against general and administrative expense during the three months ended September 30, 2013. Please refer to Note 8 – Commitments and Contingencies for additional information.

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

•

After excluding the items described above, we apply the principles of ASC 740 to estimate the non-GAAP income tax benefit in each jurisdiction in which we operate. The expected annual non-GAAP income tax rate for the three and nine months ended September 30, 2012, assumed the achievement of the operational efficiencies related to our foreign operations that were implemented during the fourth quarter of 2012. Please refer to Note 7 – Income Taxes for additional information.

•	To facilitate comparability of our operating performance between 2013 and 2012, we have excluded the following from our non-GAAP net income for the three and nine months ended September 30, 2013:

•	Tax charge of $0.3 million resulting from the filing of tax returns by foreign subsidiaries for periods prior to their acquisition by EFI for the nine months ended September 30, 2013.

•

Tax benefit of $3.2 and $0.2 million from the retroactive renewal of both the 2012 U.S. federal research and development tax credit and certain international tax provisions, respectively, on January 2, 2013, for the nine months ended September 30, 2013. The tax benefit for these items had been previously recognized in our non-GAAP net income for the year ended December 31, 2012.

•

We excluded the recognition of previously unrecognized tax benefits from our non-GAAP net income of $3.2 million for the three and nine months ended September 30, 2013 and $9.7 million for the three and nine months ended September 30, 2012 to facilitate comparability of our operating performance between the periods. These tax benefits primarily resulted from the release of previously unrecognized tax benefits resulting from the expiration of U.S. federal statutes of limitations.

•

Interest expense accrued on prior year tax reserves of $0.1 and $0.3 million for the three and nine months ended September 30, 2013 and 2012, respectively, as well as other tax benefits of $0.3 million for the nine months ended September 30, 2013.

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

Reconciliation of GAAP Net Income to Non-GAAP Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2013	2012	2013	2012
Net income	$16.1	$13.4	$33.9	$26.7

Amortization of identified intangibles assets and in-process R&D	4.8	4.6	14.6	13.4
Restructuring and other	1.0	2.3	4.1	4.5
Stock-based compensation expense	6.3	4.9	18.7	14.3
General and administrative:
Acquisition-related transaction costs	0.1	0.4	0.8	1.2
Change in fair value of contingent consideration	0.4	—	(0.4)	(1.4)
Litigation settlements	(3.3)	0.5	(3.3)	0.3
Sublease income related to our deferred property sale	(1.0)	—	(2.7)	—
Depreciation expense related to our deferred property sale	0.4	—	1.2	—
Interest and other income (expense), net:
Interest expense related to deferred property sale	0.3	—	1.8	—
Relocation expense related to deferred property sale	0.2	—	0.3	—
Tax effect on non-GAAP net income	(6.6)	(12.8)	(16.2)	(17.3)

Non-GAAP net income	$18.7	$13.3	$52.8	$41.7

Non-GAAP net income per diluted share	$0.38	$0.28	$1.09	$0.87

Shares for purposes of computing diluted non-GAAP net income per share	48.6	48.0	48.4	47.7

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $2.3 million to $362.6 million as of September 30, 2013 from $365.0 million as of December 31, 2012. The decrease was primarily due to cash flows provided by operating activities of $57.9 million, proceeds from ESPP purchases of $7.1 million, proceeds from common stock option exercises of $4.9 million, offset by the acquisitions of PrintLeader and GamSys for $3.6 million, net of cash acquired, additional payments related to the acquisitions of Cretaprint and Technique of $0.9 million, acquisition-related contingent consideration payments of $10.0 million excluding the portion included in operating activities, repayment of acquired business debt of $1.7 million, net settlement of shares for employee common stock related tax liabilities and the stock option exercise price of $13.9 million, treasury stock purchases of $15.0 million, and purchases of property and equipment of $32.7 million, including the purchase of our new corporate headquarters facility in Fremont, California.

(in thousands)	September 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$200,730	$283,996	$(83,266)
Short term investments	161,904	80,966	80,938

Total cash, cash equivalents, and short-term investments	$362,634	$364,962	$(2,328)

	Nine months ended September 30,
(in thousands)	2013	2012	Change
Net cash provided by operating activities	$57,940	$25,610	$32,330
Net cash used for investing activities	(118,700)	(28,996)	(89,704)
Net cash used for financing activities	(21,433)	(5,848)	(15,585)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,073)	46	(1,119)

Decrease in cash and cash equivalents	$(83,266)	$(9,188)	$(74,078)

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At September 30, 2013, cash, cash equivalents, and short-term investments available were $362.6 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $86.5 and $83.6 million as of September 30, 2013 and December 31, 2012, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

During the nine months ended September 30, 2013, our cash provided by operating activities were approximately $57.9 million.

Net cash provided by operating activities consists primarily of net income of $33.9 million, non-cash charges and credits of $34.9 million, and the net change in operating asset and liabilities of $10.9 million. Non-cash charges and credits of $34.9 million consist primarily of $21.5 million in depreciation and amortization, $18.7 million of stock-based compensation expense, provision for inventory obsolescence of $3.9 million, and provision for allowance for bad debts and sales-related allowances of $5.3 million, partially offset by $14.0 million of deferred tax credits. The net change in operating assets and liabilities of $10.9 million consists primarily of a decrease in accounts receivable of $4.0 million and an increase in accounts payable and accrued liabilities of $11.1 million, partially offset by increased inventories and other current assets of $18.8 and $3.0 million, respectively, and a decrease in net taxes payable of $4.2 million.

We paid $5.5 million of income taxes related to the deferred sale of building and land during the nine months ended September 30, 2013, which reduced net cash provided by operating activities.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 65 and 71 days at September 30, 2013 and December 31, 2012, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSO decreased during the nine months ended September 30, 2013 primarily due to collection results and tighter credit terms related to sales of ceramic tile decoration digital inkjet printers. We expect DSO to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSO may trend higher. Our DSO related to the Industrial Inkjet and Productivity Software customer bases are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, they have paid on a more timely basis.

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

Trade receivables sold under these facilities during the nine months ended September 30, 2013, were $1.1 and $2.0 million on a nonrecourse and recourse basis, respectively, which approximates the cash received during this period. We report collections from the sale of trade receivables to third parties as operating cash flows in the condensed consolidated statements of cash flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimus.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. Our net inventories increased by $15.4 million from $58.3 million at December 31, 2012 to $73.7 million at September 30, 2013 primarily due to Industrial Inkjet inventory to support new product requirements. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. This results in lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories. Inventory turnover declined from 5.4 turns during the quarter ended December 31, 2012 to 4.4 turns during the quarter ended September 30, 2013, primarily due to inventory build for new products. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Investing Activities

Acquisitions

GamSys and PrintLeader were acquired during the nine months ended September 30, 2013 for cash consideration of $3.6 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets and accounts receivable payments dependent on collections.

Purchase price adjustments of $0.9 million were paid related to the Cretaprint and Technique acquisitions during the nine months ended September 30, 2013.

Cretaprint, Metrics, and FX Colors were acquired during the nine months ended September 30, 2012 for cash consideration of $44.1 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets and milestones, Cretaprint executive retention, and Metrics post-acquisition non-competition agreements. Streamline purchase price adjustment of $0.4 million were paid during the nine months ended September 30, 2012.

Earnout payments were made during the nine months ended September 30, 2012 relating to previously accrued Pace Systems Group, Inc. (“Pace”) liabilities of $0.6 million. Pace was acquired prior to the effective date of ASC 805; consequently, related earnout payments are classified as investing activities.

On October 16, 2013, we acquired Metrix for approximately $3.6 million in cash, plus additional future cash earnouts contingent on achieving certain performance targets. Metrix is a leading innovator in imposition solutions for estimating, planning, and integrating into prepress and postpress solutions and will be integrated into the Productivity Software operating segment.

Investments

Purchases of short-term investments, net of proceeds from sales and maturities, were $81.4 million during the nine months ended September 30, 2013. Proceeds from sales and maturities of marketable securities, net of purchases, were $16.2 million during the nine months ended September 30, 2012. We have classified our investment portfolio as available for sale. Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Restricted Cash and Investments

We are required to maintain restricted cash of $0.3 million as of September 30, 2013 related to customer agreements that were obtained through the Alphagraph acquisition, which is classified as a current asset because the restriction will be released within twelve months.

Prior to the sale of our corporate headquarters facility, which is discussed below, we were subject to a synthetic lease (“Lease”) covering this facility at 303 Velocity Way, Foster City, California. The Lease included an option to purchase the facility during or at the end of the lease term for the amount expended by the lessor to purchase the facility ($56.9 million). The funds pledged under the Lease were in LIBOR-based interest bearing accounts, which were restricted as to withdrawal at all times. We exercised our purchase option in the fourth quarter of 2012 with respect to the Lease in connection with the sale of the land and building to Gilead. The $56.9 million of pledged funds are included in property and equipment, net, in the condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012. Please refer to Note 15 – Deferred Proceeds from Property Transaction for additional information.

Property and Equipment, Net

Net purchases of property and equipment were $32.7 and $5.3 million during the nine months ended September 30, 2013 and 2012, respectively, including the purchase of our corporate headquarters facility in Fremont, California. Our property and equipment additions have historically been funded from operating activities. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware/ software used in our business, and our business outlook.

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for cash proceeds of $179.3 million, net of direct transaction costs paid in 2012. Direct transaction costs consist primarily of documentary transfer and title costs, legal fees, and other expenses. We used the facility until October 31, 2013, for which period rent was not required to be paid. This constituted a form of continuing involvement that prevented gain recognition. Until we vacated the building, the proceeds from the sale were accounted for as deferred proceeds from property transaction on our Condensed Consolidated Balance Sheet, which is currently $182.9 million, including imputed interest costs.

On April 26, 2013, we purchased an approximately 119,000 square feet cold shell building in Fremont, California, for $21.5 million. We have incurred build-out and construction costs, including furniture and equipment, of $17.2 million as of September 30, 2013, related to this facility and expect to incur additional build-out and construction costs and expenses of approximately $4.0 million related to this facility by December 31, 2013. We also entered into a 15-year lease agreement, pursuant to which we will lease approximately 58,000 square feet of an adjacent building located at 6700 Dumbarton Circle, Fremont, California, for an aggregate amount of $18.4 million over the lease term. We have incurred tenant improvement costs and expenses related to this facility of $4.9 million during the nine months ended September 30, 2013. Of the build-out and construction costs related to the purchased building, the tenant improvements related to the leased building, and the furniture and equipment related to both buildings that were incurred as of September 30, 2013 of $22.1 million, the amount paid as of September 30, 2013 was $4.8 million.

The first rent payment is not due until September 2016. Please refer to Note 8 – Commitments and Contingencies for additional information. This location now serves as our worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment. We relocated our former headquarters subsequent to September 30, 2013.

Financing Activities

Historically, our recurring cash provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $4.8 and $11.8 million and employee purchases of ESPP shares of $7.1 and $6.8 million during the nine months ended September 30, 2013 and 2012, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, and general market conditions. We anticipate that cash provided from the exercise of stock options may decline over time as we shift to issuance of RSUs, rather than stock options.

The primary use of funds for financing activities during the nine months ended September 30, 2013 and 2012, respectively, was $28.9 and $18.4 million, respectively, of cash used to repurchase outstanding shares of our common stock including cash used for net settlement of the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. On August 31, 2012, our board of directors approved the repurchase of $100 million of outstanding common stock. This authorization expires in February 2014. Under this publicly announced plan, we repurchased a total of 0.6 and 0.4 million shares for an aggregate purchase price of $15.0 and $6.4 million during the nine months ended September 30, 2013 and 2012, respectively.

Earnout payments during the nine months ended September 30, 2013 of $8.9, $0.7, and $1.0 million, respectively, related to previously accrued Cretaprint, Alphagraph, and Radius contingent consideration liabilities. Earnout payments of $1.0 and $0.3 million during the nine months ended September 30, 2013 and 2012, respectively, related to the previously accrued Radius contingent consideration liability of $2.1 million. The difference between the $2.1 million accrued Radius earnout liability and the amount paid represents a disputed indemnification claim. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the acquisition date of $0.6 million was reflected as cash used for operating activities in the condensed consolidated statement of cash flows during the nine months ended September 30, 2013.

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

Off-Balance Sheet Financing

Synthetic Lease Arrangements

Prior to the sale of our corporate headquarters facility, which is discussed above, we were a party to a Lease covering our Foster City facility located at 303 Velocity Way, Foster City, California. The Lease provided a cost effective means of providing adequate office space for our corporate offices and was scheduled to expire by its terms in July 2014. The Lease included an option allowing us to purchase the facility for the amount paid by the lessor for the facility. The $56.9 million pledged under the Lease was in LIBOR-based interest bearing accounts and was restricted from withdrawal at all times.

On November 1, 2012, we sold the 294,000 square foot 303 Velocity Way building, along with approximately four acres of land and certain other assets related to the property, for $179.7 million. We exercised our purchase option with respect to the Lease in connection with the sale of the building and land and terminated the corresponding Lease. We will continue to use the facility until November 1, 2013, for which period rent is not required to be paid. This constitutes a form of continuing involvement that prevents gain recognition. Until we vacated the building, the proceeds from the sale were accounted for as deferred proceeds from property transaction on our condensed consolidated balance sheet, which is currently $182.9 million, including imputed interest costs. The $56.9 million of previously pledged funds are classified as property and equipment, net, in our Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.3 million at September 30, 2013. We hedge certain balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with a notional amount of $17.6 million at September 30, 2013 consisting of Euro-denominated intercompany loans.

We had not entered into hedges against any other currency exposures as of September 30, 2013, but we may consider hedging against movements in other currencies in the future. See Financial Risk Management below for a discussion of European market risk.

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

Hypothetical changes in the fair values of financial instruments held by us at September 30, 2013 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$183,919	$182,722	$180,853

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, Chinese renminbi, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Brazilian real, Chinese renminbi, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies world-wide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.3 million at September 30, 2013. We also hedge certain balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with a notional amount of $17.6 million at September 30, 2013 consisting of Euro-denominated intercompany loans. We had not entered into hedges against any other currency exposures as of September 30, 2013, but we may consider hedging against movements in other currencies in the future. See Financial Risk Management below for a discussion of European market risk.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the nine months ended September 30, 2013 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$531,602	$530,480	$529,358

Income from operations	$35,811	$35,497	$35,183

Financial Risk Management

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our exposures are related to non-U.S. dollar denominated sales in Europe, Japan, the U.K., Latin America, China, Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., Brazil, and Australia. We hedge our operating expense exposure in Indian rupees. We also hedge certain balance sheet remeasurement exposures using forward contracts not designated as hedging instruments. We had not entered into hedges against any other currency exposures as of September 30, 2013, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

SEC Division of Corporation Finance Disclosure Guidance Topic 4 (“Guidance Topic 4”), European Sovereign Debt, encourages registrants to discuss their exposure to the uncertainty in the European economy. Specifically, registrants are asked to disclose their European debt by counterparty (i.e., sovereign and non-sovereign) and by country. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $32.1million, which represents 16% of our money market funds and corporate debt securities at September 30, 2013. Our European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Germany, Netherlands, Switzerland, Luxembourg, Norway, France, Belgium, and the U.K. We do not have any investments in the higher risk “southern European” countries (i.e., Greece, Spain, Portugal, and Italy) or in Ireland.

Since Europe represents a significant portion of our revenue and cash flow, Guidance Topic 4 encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 30% of our receivables are with European customers as of September 30, 2013. Of this amount, 29% of our European receivables (9% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain and Italy), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended September 30, 2013, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2013, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2013, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Componex vs. EFI

Componex is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by another vendor infringe two patents held by Componex. Because this proceeding is still in its preliminary stages, we have not had an opportunity to complete our evaluation of the allegations, determine whether the loss is probable or reasonably possible or, if it is probable or reasonably possible, estimate the amount or range of loss that may be incurred.

Digitech Patent Litigation

On August 16, 2012, Digitech initiated litigation against EFI; Konica Minolta Holdings, Inc., Konica Minolta Holdings, U.S.A., Inc., and Konica Minolta Business Solutions, U.S.A., Inc. (collectively, “Konica Minolta”); and Xerox Corporation (“Xerox”) for infringement of a patent related to the creation of device profiles in digital image reproduction systems in the United States District Court for the Central District of California (“District Court”).

In addition to its own defenses, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta, Xerox, and others. We do not believe that our products infringe any valid claim of Digitech’s patent. We have filed our response to the action, denying infringement and arguing that the patent at issue is not valid. We have also moved to strike Digitech’s infringement contentions as lacking proper basis. On July 31, 2013, the District Court granted summary judgment that the patent at issue is invalid. On August 6, 2013, the District Court entered judgment in favor of EFI and the other defendants. On August 28, 2013, Digitech filed its notice of appeal to the United States Court of Appeals (“Court of Appeals”) for the Federal Circuit. The appeal is currently pending.

We do not believe that Digitech’s patent or infringement claims against that patent are valid and we do not believe it is probable that we will incur a material loss in this matter. It is reasonably possible, however, that our financial statements could be materially affected if the Court of Appeals reverses the District Court’s summary judgment and the District Court subsequently reaches a different conclusion from its decisions that the patent is invalid. We are currently assessing whether we can provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the total sales of the implicated systems in the United States and what a reasonable royalty, if any, might be under the circumstances.

Durst v. EFI GmbH and EFI, et al.

On or about June 14, 2011, Durst filed an action against EFI GmbH and EFI in the Regional Court of Dusseldorf, Germany (“Regional Court”), alleging infringement of a German patent. The Regional Court preliminarily determined that the white base coat printing method in our GS and QS super-wide format printer product lines infringes the Durst patent. We appealed this decision to the Higher Regional Court of Dusseldorf. A hearing has been scheduled by the Higher Regional Court for March 20, 2014.

In a separate action filed in the German Federal Patent Court, we have challenged the validity of the Durst patent, which we believe is invalid in light of prior art. German courts in Mannheim and Karlsruhe reached a similar conclusion in litigation involving a Durst utility model right on related technology. The Federal Patent Court held a hearing on the validity of the patent on October 23, 2013 and, at the conclusion of the hearing, orally declared the relevant claims in Durst’s patents are not valid. A written decision will follow, and we expect to inform the Higher Regional Court of Dusseldorf that is considering Durst’s infringement action that the underlying patent claims have been declared invalid.

As such, we do not believe that there is any remaining basis for Durst’s infringement claims and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible, however, that our financial statements could be materially affected if Durst appeals the Federal Patent Court’s decision, that decision is reversed, and there is a subsequent assessment of damages or issuance of an injunction in the infringement action. We are currently assessing whether we can provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the number of printers in Germany with the relevant feature at the time the court makes its final determination of infringement, and an assessment of the cost related to an injunction, if an injunction is ultimately issued.

Perfectproof v. EFI GmbH

On December 31, 2001, Perfectproof filed a complaint against BEST GmbH, currently EFI GmbH in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EU 0.6 million for such termination and additional damages of EU 0.3 million, or a total of approximately $1.1 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and questioned its jurisdiction over the claim. Perfectproof appealed, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and remanded the case to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof again appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case; that the “exclusive” agreement required reasonable notice prior to termination; and that Perfectproof is entitled to damages. The court appointed an expert to review the parties’ records and address certain questions relevant in assessing Perfectproof’s damages claim. On October 19, 2011, the expert issued its final report itemizing damages that are, in the aggregate, significantly less than the amount claimed by Perfectproof. The final determination of damages will not be binding until it is approved or adopted by the court. A decision of the Court of Appeal is expected by the end of 2013.

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

A trial was held on October 4, 2012. On January 2, 2013, the court ruled in favor of Cretaprint concluding that the Cretaprint products do not infringe the Claramonte patent. Mr. Claramonte appealed the ruling on January 30, 2013. On July 15, 2013, the Spanish Court of Appeal affirmed the trial court’s conclusion that the Cretaprint products do not infringe the Claramonte patent. Mr. Claramonte appealed the ruling of the Spanish Court of Appeal. Accordingly, EFI no longer has any liability in this matter.

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

Because the former owners of Cretaprint agreed to indemnify EFI against any potential liability in the event that Mr. Claramonte were to prevail in his action against Cretaprint, we accrued a contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date and we accrued a contingent asset based on the portion of any liability for which the former Cretaprint owners would indemnify EFI. The net obligation accrued in the opening balance sheet on the acquisition date is EU 2.5 million (or approximately $3.3 million). We have reversed this liability during the three months ended September 30, 2013, which resulted in a reduction of general and administrative expense.

SkipPrint Patent Litigation

SkipPrint is a non-practicing entity with certain rights to a number of patents related to web-to-print, order management, and business process automation software in the print industry. SkipPrint has alleged infringement of these patents by several companies. Although SkipPrint has neither made any claims against no contacted EFI directly, SkipPrint has made claims against several EFI customers, including customers to whom EFI has contractual indemnification obligations to varying degrees. Although we are not a party to any of the pending litigation and we do not believe that our software infringes the patents-at-issue, it is reasonably possible that we may be obligated to indemnify certain customers under these contractual arrangements.

Each of Skip Print’s actions against third parties is in its preliminary stages and EFI has neither been named as a party to any action nor been contacted directly by SkipPrint. Accordingly, we are not yet in position to fully evaluate the scope of the allegations, if any, that might be made against EFI or our products. We are therefore not in a position to determine whether a loss is probable or reasonably possible, or if it is probably or reasonably possible, the estimate of the amount or range of loss that may be incurred. Such an evaluation includes, among other things, an evaluation of our indemnification obligations, any circumstances or conditions limiting our indemnification obligations, our products that might be implicated, whether our software is combined or used with customer or other third party software, an evaluation of the patents at issue, and other matters.

Other Matters

As of September 30, 2013, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

In addition to the risk factors disclosed herein and in our 2012 Form 10-K, we have identified the following material change to our risk factors:

We relocated our corporate headquarters to Fremont, California, subsequent to September 30, 2013, which may disrupt our operations and result in additional expenses.

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.7 million. We used the facility until October 31, 2013, for which period rent was not required to be paid

On April 26, 2013, we purchased an approximately 119,000 square feet cold shell building located at 6750 Dumbarton Circle, Fremont, California, for $21.5 million and entered into a 15-year lease agreement, pursuant to which we will lease approximately 58,000 square feet of an adjacent two-story building, for an aggregate amount of $18.4 million over the lease term. We relocated our former headquarters subsequent to September 30, 2013. We expect to incur additional build-out and construction costs and expenses related to these facilities and will incur rent and/or depreciation expenses, which will increase our ongoing cost structure. There is no assurance that we will be able to retain our employees at the new location. The uncertainty could be disruptive to our business. We incurred additional expenses associated with the relocation, including exit costs, and may encounter disruption of operations related to the move, all of which could have an adverse effect on our financial condition and results of operations.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Our stock repurchases for the quarter ended September 30, 2013 are as follows (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
July 2013	111	$29.92	111	$63,834
August 2013	254	30.28	56	62,147
September 2013	—	—	—	62,147

Total	365		167

(1)	On August 31, 2012, the board of directors approved the repurchase of $100 million of outstanding common stock. This authorization expires in February 2014. Under this publicly announced plan, we repurchased 0.2 million shares for an aggregate purchase price of $5.0 million during the three months ended September 30, 2013.
(2)	Includes 0.2 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: October 31, 2013	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2013	/s/ Marc Olin
Marc Olin
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.